Form 10-K
period 1993-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1994-02-25
CIK 788784, 81033

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                        COMMISSION FILE NUMBER 1-9120

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                  22-2625848
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         80 PARK PLAZA, P.O. BOX 1171                 07101-1171
              NEWARK, NEW JERSEY                      (Zip Code)
   (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201 430-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                    ON WHICH REGISTERED
- -----------------------------------------------------------------  ----------------------------
                                                                     New York Stock Exchange
Common Stock without par value                                     Philadelphia Stock Exchange

                          COMMISSION FILE NUMBER 1-973

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                    22-1212800
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
        incorporation or organization)

         80 PARK PLAZA, P.O. BOX 570                            07101-0570
              NEWARK, NEW JERSEY                                (Zip Code)
   (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201 430-7000

                      DOCUMENTS INCORPORATED BY REFERENCE

       PART OF FORM 10-K                    DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------------------
              III              Portions of the definitive Proxy Statement for the Annual
                               Meeting of Stockholders of Public Service Enterprise Group
                               Incorporated to be held April 19, 1994, which definitive
                               Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1994, as
                               specified herein.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS              TITLE OF EACH CLASS             WHICH REGISTERED
- ------------------------------    ---------------------------     ------------------------
Cumulative Preferred Stock        First and Refunding
  $100 par value Series:          Mortgage
                                  Bonds Series Due:
     4.08%                              8 3/4%    Z   1999
     4.18%                              9 3/4%   AA   2020
     4.30%                              9 1/8%   BB   2005
     5.05%                              9 1/4%   CC   2021
     5.28%                              8 7/8%   DD   2003
     5.97%                              8 3/4%   EE   2021
     6.80%                              7 7/8%   FF   2001
     7.40%                              7 1/8%   GG   1997
     7.52%                              8 3/4%   HH   2022
     8.08%                              7 5/8%   II   2000
     7.80%                              6 %      JJ   1995
     7.70%                              6 7/8%   KK   1997        New York Stock Exchange
     8.16%                              8 1/2%   LL   2022
     7.44%                              6 7/8%   MM   2003
                                        6 %      NN   1998
Cumulative Preferred Stock              7 1/2%   OO   2023
  $25 par Series:                       6 1/2%   PP   2004
                                        6 %      QQ   2000
     6.75%                              6 1/8%   RR   2002
                                        7 %      SS   2024
                                        8 %           2037
                                        5 %           2037

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     REGISTRANT                            TITLE OF CLASS
        -------------------------------------   -------------------------------------
           Public Service Enterprise Group                      None
                     Incorporated
           Public Service Electric and Gas      6.92% Cumulative Preferred Stock $100
                        Company                               par value

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X     No     .
                                                   -----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
     The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 1994 was $7,704,989,000 based upon the New York Stock Exchange Composite Transaction closing price.

     The number of shares outstanding of Enterprise's sole class of common stock, as of the latest practicable date, was as follows:

                    CLASS                              OUTSTANDING AT JANUARY 31, 1994
- ---------------------------------------------   ---------------------------------------------
       Common Stock, without par value                           243,737,149

     As of January 31, 1994 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Enterprise.

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
Table of Contents........................................................................    i
Glossary of Terms........................................................................   iv
PART I
     Item  1.  Business..................................................................    1
               General...................................................................    1
               Enterprise................................................................    1
               PSE&G.....................................................................    1
               Industry Issues...........................................................    2
               Competition...............................................................    2
               Construction and Capital Requirements.....................................    5
               PSE&G.....................................................................    5
               EDHI......................................................................    6
               Financing Activities......................................................    6
               Federal Income Taxes......................................................    7
               Credit Ratings............................................................    7
               PSE&G.....................................................................    8
               Rate Matters..............................................................    8
               Nuclear Performance Standard..............................................    8
               Electric Operations.......................................................    8
               Nuclear Operations........................................................    9
               Other Nuclear Matters.....................................................   11
               Pennsylvania -- New Jersey -- Maryland Interconnection....................   11
               Other Power Purchases.....................................................   11
               DSM.......................................................................   12
               Electric Fuel Supply......................................................   13
               Gas Operations............................................................   16
               Employee Relations........................................................   17
               Regulation................................................................   17
               Environmental Controls....................................................   19
               Air Pollution Control.....................................................   20
               Water Pollution Control...................................................   21
               Control of Hazardous Substances...........................................   24
               Certain Operating Statistics of PSE&G.....................................   30
               Electric..................................................................   30
               Gas.......................................................................   31
               EDHI......................................................................   32
               EDC.......................................................................   32
               CEA.......................................................................   32
               PSRC......................................................................   33
               EGDC......................................................................   33
               Capital...................................................................   33
               Funding...................................................................   34
     Item  2.  Properties................................................................   34
               PSE&G.....................................................................   34
               Electric Properties.......................................................   35
               Gas Properties............................................................   36
               Office Buildings and Facilities...........................................   36
     Item  3.  Legal Proceedings.........................................................   37
     Item  4.  Submission of Matters to a Vote of Security Holders.......................   37
     Item 10.  Executive Officers of the Registrants.....................................   37

                                                                                           PAGE
                                                                                           ----
PART II
     Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.....   38
     Item  6.  Selected Financial Data...................................................   39
               Enterprise................................................................   39
               PSE&G.....................................................................   39
     Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..............................................................   40
               Enterprise................................................................   40
               Overview..................................................................   40
               PSE&G Energy and Fuel Adjustment Clauses..................................   41
               Enterprise Earnings.......................................................   41
               PSE&G.....................................................................   41
               EDHI......................................................................   42
               Dividends.................................................................   42
               Revenues..................................................................   43
               PSE&G Electric............................................................   43
               PSE&G Gas.................................................................   43
               EDHI......................................................................   44
               PSE&G Electric Energy Costs...............................................   45
               Gas Supply Costs..........................................................   45
               Liquidity and Capital Resources...........................................   46
               PSE&G.....................................................................   46
               EDHI......................................................................   46
               Construction, Investments and Other Capital Requirements Forecast.........   47
               Internal Generation of Cash from Operations...............................   48
               External Financings.......................................................   48
               PSE&G.....................................................................   50
               Gas Supply Costs..........................................................   50
               Liquidity and Capital Resources...........................................   51
               Internal Generation of Cash from Operations...............................   51
     Item  8.  Financial Statements and Supplementary Data...............................   52
               Financial Statement Responsibility (Enterprise)...........................   52
               Financial Statement Responsibility (PSE&G)................................   53
               Independent Auditors' Report (Enterprise).................................   54
               Independent Auditors' Report (PSE&G)......................................   55
               Consolidated Statements of Income (Enterprise)............................   56
               Consolidated Balance Sheets (Enterprise)..................................   57
               Consolidated Statements of Cash Flows (Enterprise)........................   59
               Consolidated Statements of Retained Earnings (Enterprise).................   60
               Consolidated Statements of Income (PSE&G).................................   61
               Consolidated Balance Sheets (PSE&G).......................................   62
               Consolidated Statements of Cash Flows (PSE&G).............................   64
               Consolidated Statements of Retained Earnings (PSE&G)......................   65
               Notes to Consolidated Financial Statements (Enterprise)...................   66
               Notes to Consolidated Financial Statements (PSE&G)........................   92

                                                                                           PAGE
                                                                                           ----
PART III
     Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..............................................................   96
     Item 10.  Directors and Executive Officers of the Registrants.......................   96
               Directors of the Registrants..............................................   96
               Enterprise................................................................   96
               PSE&G.....................................................................   96
               Executive Officers of the Registrants.....................................   97
     Item 11.  Executive Compensation....................................................   99
               Enterprise................................................................   99
               PSE&G.....................................................................   99
               Summary Compensation Table................................................  100
               Option Grants in Last Fiscal Year (1993)..................................  101
               Aggregated Option Exercises in Last Fiscal Year (1993)....................  101
               Employment Contracts and Arrangements.....................................  101
               Compensation Committee Interlocks and Insider Participation...............  102
               Compensation of Directors and Certain Business Relationships..............  102
               Compensation Pursuant to Pension Plans....................................  102
     Item 12.  Security Ownership of Certain Beneficial Owners and Management............  103
               Enterprise................................................................  103
               PSE&G.....................................................................  103
     Item 13.  Certain Relationships and Related Transactions............................  104
               Enterprise................................................................  104
               PSE&G.....................................................................  104
PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  105
     Schedule V    -- Property, Plant and Equipment (Enterprise).........................
                                                                                           107
     Schedule VI   -- Accumulated Depreciation, Depletion and Amortization of Property,
     Plant and Equipment (Enterprise)....................................................
                                                                                           110
     Schedule VIII -- Valuation and Qualifying Accounts (Enterprise).....................
                                                                                           113
     Schedule V    -- Property, Plant and Equipment (PSE&G)..............................
                                                                                           114
     Schedule VI   -- Accumulated Depreciation, Depletion and Amortization of Property,
     Plant and Equipment (PSE&G).........................................................
                                                                                           117
     Schedule VIII -- Valuation and Qualifying Accounts (PSE&G)..........................
                                                                                           120
Signatures -- Public Service Enterprise Group Incorporated...............................  121
Signatures -- Public Service Electric and Gas Company....................................  122
Exhibit Index............................................................................  123
     Enterprise..........................................................................
                                                                                           124
     PSE&G...............................................................................
                                                                                           130

                               GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found through this report:

               TERM                                           MEANING
- -----------------------------------   --------------------------------------------------------
ACO................................   Administrative Consent Order
Advisory Council...................   Advisory Council on Electricity Planning and Procurement
AFDC...............................   Allowance for Funds used During Construction
AMT................................   Alternative Minimum Tax
Bonds..............................   First and Refunding Mortgage Bonds
BRC................................   New Jersey Board of Regulatory Commissioners
BTA................................   Best Technology Available
CAA................................   Clean Air Act
Capital............................   PSEG Capital Corporation
CEA................................   Community Energy Alternatives Incorporated
CEA USA............................   CEA USA, Inc.
CEA New Jersey.....................   CEA New Jersey, Inc.
CERCLA.............................   Federal Comprehensive Environmental Response,
                                      Compensation and Liability Act of 1980
CORP...............................   New Jersey Commission on Radiation Protection
DGW................................   Discharge to Ground Water
DOE................................   United States Department of Energy
DRBC...............................   Delaware River Basin Commission
DRIP...............................   Enterprise's Dividend Reinvestment and Stock Purchase
                                      Plan
DSM................................   Demand Side Management
DSM Plan...........................   DSM Incentive Resource Plan
DSW................................   Discharge to Surface Water
EBIT...............................   Twelve months earnings before interest and taxes to
                                      interest
ECRA...............................   New Jersey Environmental Cleanup Responsibility Act
EDC................................   Energy Development Corporation
EDHI...............................   Enterprise Diversified Holdings Incorporated
EGDC...............................   Enterprise Group Development Corporation
EMF................................   Electric and Magnetic Fields
Enterprise.........................   Public Service Enterprise Group Incorporated
EPA................................   United States Environmental Protection Agency
EWG................................   Exempt Wholesale Generator
FASB...............................   Financial Accounting Standards Board
FERC...............................   Federal Energy Regulatory Commission
Fuelco.............................   PSE&G Fuel Corporation
Funding............................   Enterprise Capital Funding Corporation
FWPCA..............................   Federal Water Pollution Control Act
GEMS...............................   Gloucester Environmental Management Services, Inc.
Hope Creek.........................   Hope Creek Nuclear Generating Station
IRP................................   Integrated Electric Resource Plan
IRS................................   Internal Revenue Service
Kwh................................   Kilowatthours
LEAC...............................   Electric Levelized Energy Adjustment Clause
LGAC...............................   Levelized Gas Adjustment Clause
LLRW...............................   Low Level Radioactive Waste
LLRWPA.............................   Low Level Radioactive Waste Policy Act
LNG................................   Liquefied Natural Gas
LPG................................   Liquid Petroleum Air Gas
LTIP...............................   Long-Term Incentive Plan

               TERM                                           MEANING
- -----------------------------------   --------------------------------------------------------
MD&A...............................   Management's Discussion and Analysis of Financial
                                      Position and Results of Operations
MICP...............................   Management Incentive Compensation Plan
Mortgage...........................   First and Refunding Mortgage
MTNs...............................   Medium-Term Notes
MW.................................   Megawatts
MWH................................   Megawatthours
NAAQS..............................   National Ambient Air Quality Standards
Need Assessment Act................   New Jersey Electric Facility Need Assessment Act
NEIL...............................   Nuclear Electric Insurance Limited
NEPA...............................   National Energy Policy Act
NJAPCC.............................   New Jersey Air Pollution Control Code
NJDEPE.............................   New Jersey Department of Environmental Protection and
                                       Energy
NJGRT..............................   New Jersey Gross Receipts and Franchise Tax
NJPDES.............................   New Jersey Pollution Discharge Elimination System
NJWPCA.............................   New Jersey Water Pollution Control Act
NOC................................   Nuclear Oversight Committee
NOx................................   Nitrogen Oxides
NPDES..............................   National Pollutant Discharge Elimination System
Non-Jurisdictional Customer........   Electric resale customer whose rate schedule has been
                                      approved by FERC. Also includes off-system sales to
                                       other utilities
NRC................................   Nuclear Regulatory Commission
NUG................................   Nonutility Generators
NWPA...............................   Nuclear Waste Policy Act of 1982
OI.................................   Nuclear Regulatory Commission's Office of Investigation
OPEB...............................   Other Postemployment Benefits
PDER...............................   Pennsylvania Department of Environmental Resources
Peach Bottom.......................   Peach Bottom Atomic Power Station, Unit 2 and 3
PECO...............................   PECO Energy Inc.
Penelec............................   Pennsylvania Electric Company
PJM................................   Pennsylvania -- New Jersey -- Maryland Interconnection
PJP................................   PJP Landfill in Jersey City, Hudson County, New Jersey
PPUC...............................   Pennsylvania Public Utility Commission
Price Anderson.....................   Price-Anderson liability provisions of the Atomic Energy
                                      Act of 1954, as amended
PRPs...............................   Potentially Responsible Parties
PSE&G..............................   Public Service Electric and Gas Company
PSCRC..............................   Public Service Conservation Resources Corporation
PSRC...............................   Public Service Resources Corporation
PUHCA..............................   Public Utility Holding Company Act
PURPA..............................   Public Utility Regulatory Policy Act of 1978
QFs................................   Qualifying Facilities
RAR................................   Revenue Agent's Report
RCRA...............................   Federal Resource Conservation and Recovery Act of 1976
Remediation Program................   PSE&G Gas Plant Remediation Program
RI/FS..............................   Remedial Investigation and Feasibility Study
ROD................................   Record of Decision
Salem..............................   Salem Nuclear Generating Station, Unit 1 and 2
SALP...............................   Systematic Assessment of Licensee Performance
SARA...............................   Superfund Amendments and Reauthorization of 1986

               TERM                                           MEANING
- -----------------------------------   --------------------------------------------------------
SEC................................   Securities and Exchange Commission
SFAS 71............................   Statement of Financial Accounting Standards No. 71,
                                       "Accounting for the Effects of Certain Types of
                                       Regulations."
SFAS 106...........................   Statement of Financial Accounting Standards No. 106,
                                       "Employers' Accounting for Postretirement Benefits
                                       Other Than Pensions"
SFAS 107...........................   Statement of Financial Accounting Standards No. 107
                                       "Disclosures About Fair Value of Financial Instruments"
SFAS 109...........................   Statement of Financial Accounting Standards No. 109,
                                       "Accounting for Income Taxes"
SNG Plant..........................   Synthetic Natural Gas Plant
636 Orders.........................   Orders No. 636 and No. 636-A of FERC
Spill Act..........................   New Jersey Spill Compensation and Control Act
Standard...........................   The BRC's nuclear performance standard established for
                                       nuclear generating stations owned by New Jersey
                                       utilities
TRA-86.............................   Tax Reform Act of 1986
TSF................................   Temporary Storage Facility
USDOT..............................   United States Department of Transportation
USEC...............................   United States Enrichment Corporation

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  ENTERPRISE

     Public Service Enterprise Group Incorporated (Enterprise), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07101, is a public utility holding company that neither owns nor operates any physical properties. Enterprise has two direct wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey. Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission
(SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof which relates to the acquisition of voting securities of an electric or gas utility company. PSE&G is subject to direct regulation by the New Jersey Board of Regulatory Commissioners
(BRC) and the Federal Energy Regulatory Commission (FERC). PSE&G has a nonutility finance subsidiary, PSE&G Fuel Corporation (Fuelco), providing financing not to exceed $150 million aggregate principal amount at any one time of a 42.49% undivided interest in the nuclear fuel acquired for Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom) and guaranteed by PSE&G. PSE&G has also organized a nonutility subsidiary Public Service Conservation Resources Corporation (PSCRC) to offer Demand Side Management (DSM) services to utility customers. EDHI is the parent of Enterprise's other nonutility businesses:
Energy Development Corporation (EDC), an oil and gas exploration, development, production and marketing company; Community Energy Alternatives Incorporated
(CEA), an investor in and developer of cogeneration and power production facilities; Public Service Resources Corporation (PSRC), which makes diversified passive investments; Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business; PSEG Capital Corporation (Capital), which has provided up to $750 million of privately-placed debt financing on the basis of a support agreement from Enterprise; and Enterprise Capital Funding Corporation (Funding), which provides privately-placed debt financing on the basis of the consolidated financial position of EDHI without direct support from Enterprise. As of December 31, 1993 and December 31, 1992, respectively, PSE&G comprised 86% and 83% of Enterprise's assets. For the years 1993, 1992 and 1991, PSE&G's revenues were 93%, 93% and 94%, respectively, of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 96%, 88% and 95%, respectively, of Enterprise's net income. PSE&G will continue as the principal business of Enterprise for the foreseeable future.

     Financial information with respect to business segments of PSE&G and Enterprise is set forth in Note 15 -- Financial Information by Business Segments of Notes to Consolidated Financial Statements.

  PSE&G

     PSE&G, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101, is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the production, transmission, distribution and sale of gas service in New Jersey. PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5,500,000 persons reside, approximately 70% of the State's population. PSE&G is Enterprise's principal operating subsidiary. (See General -- Enterprise.)

     PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of the area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities -- Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden -- in addition to approximately 300 suburban and rural communities. It contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence.

     Under the general laws of New Jersey, PSE&G has the right to use the public highways, streets and alleys in New Jersey for the erection, laying and maintenance of poles, conduits and wires necessary for its electric operations. PSE&G must, however, first obtain the consent in writing of the owners of the soil for the purpose of erecting poles. In incorporated cities and towns, PSE&G must obtain from the municipality a designation of the streets in which the poles are to be placed and the manner of placing them. PSE&G's rights are also subject to regulation by municipal authorities with respect to street openings and the use of streets for erection of poles in incorporated cities and towns.

     PSE&G, by virtue of a special charter granted by the State of New Jersey to one of its predecessors, has the right to use the roads, streets, highways and public grounds in New Jersey for pipes and conduits for distributing gas.

     PSE&G believes that it has all the franchises (including consents) necessary for its electric and gas operations in the territory it serves. Such franchises are non-exclusive.

     For discussion of the significant changes which PSE&G's electric and gas utility businesses have been and are undergoing, see Competition and Regulation.

INDUSTRY ISSUES

     Enterprise and PSE&G are affected by many issues that are common to the electric and gas industries, such as: an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and need to contain costs (see Regulation and Competition); deregulation and unbundling of energy supplies and services (see Competition); ability to obtain adequate and timely rate relief and other necessary regulatory approvals (see PSE&G -- Rate Matters and Regulation); costs of construction (see Construction and Capital Requirements and Competition); operating restrictions, increased costs and construction delays attributable to environmental regulations (see Environmental Controls); controversies regarding electric and magnetic fields
(EMF); nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel (see Electric Fuel Supply); and credit market concerns with these issues.

COMPETITION

     Overview

     The energy utility industry is an industry in transition. Changes in Federal law and regulation are encouraging new entrants to the traditional markets of electric and gas utilities. New technology is creating opportunity for new energy services. Customers are more aware and sophisticated about their choices and dissatisfied with the often limited range of options available from the local utility and are turning elsewhere. Competition has now arrived and, as a consequence, the traditional utility structure -- consisting of a vertically integrated system and functioning as a natural monopoly -- is being dramatically altered.

     Current Federal energy laws are designed to decrease oil imports by increasing production of non-conventional sources of domestic energy, making more efficient use of all energy and shifting the use of energy to more abundant domestic sources. Among other things, these laws are designed to (1) increase ceiling prices on newly-discovered natural gas, (2) encourage conservation of energy through certain financial incentives, including incentives by individual utilities to customers to help them to conserve energy, (3) require state regulatory authorities to consider certain standards on rate design and certain other utility practices, (4) require interconnections of power systems and wheeling of power for wholesale transactions and (5) encourage development of alternative energy generation.

     Federal and State laws designed to reduce air and water pollution and control hazardous substances have had the effect of increasing the costs of operation and replacement of existing utility plant. (See Environmental Controls.) Retention of existing customers and potential sales growth will depend upon the ability of

PSE&G to contain costs, meet customer expectations and respond to changing economic conditions. Competition from cogenerators and independent power producers (IPP), as permitted by PURPA, continues to impact upon PSE&G. Further, as a result of changes brought about by NEPA, discussed below, electric customers and suppliers, including PSE&G and its customers, have increased opportunities for purchase and sale of electricity from and to sellers and buyers outside of traditional franchised territories.

     Electric

     In the electric utility industry, competitive pressures began with the enactment of the Public Utility Regulatory Policies Act of 1978 ("PURPA"). This law, together with subsequent changes in federal regulation, has increasingly opened the electric utility industry to competition. PURPA created a class of generating facilities exempt from federal and state public utility regulation -- cogeneration and small power producers known as "qualifying facilities" (QFs) -- and created an instant market for them. The Federal Energy Policy Act of 1992 (NEPA), by facilitating the development of the independent power industry, will lead to even stronger competition.

     NEPA provides FERC with increased authority to order 'wheeling' of wholesale, but not retail, electric power on the transmission systems of electric utilities, provided that certain requirements are met. In order to facilitate the transition to increased competition in wholesale power markets made possible by NEPA, FERC has, in a Notice of Inquiry, requested comments on a wide array of policy and legal questions related to wholesale transmission pricing. NEPA also amends PUHCA to permit a new class of wholesale generators who are exempt from PUCHA regulation (EWG). NEPA permits both independent companies and utility affiliates to participate in the development of EWG projects regardless of the location and ownership of other generating resources. The transmission access provisions apply to wholesale, but not retail, 'wheeling' of power, subject to FERC review. See Construction and Capital Requirements, Financing Activities and Electric Operations -- Other Power Purchases and the discussion below of New Jersey Gross Receipts and Franchise Tax (NJGRT). For information concerning the activities of CEA, which is an owner-developer of QFs under PURPA, see EDHI -- CEA.

     Another key factor in determining how competition will affect PSE&G's electric business is the extent to which New Jersey public utility regulation may be modified to be reflective of these new competitive realities. To this end, the BRC convened an Advisory Council on Electricity Planning and Procurement (Advisory Council). The Advisory Council issued a report in July 1993 which recommended that the BRC institute a rulemaking proceeding to adopt rules for integrated resource planning. The Advisory Council could not reach agreement on a new process for supply-side procurement but suggested several general principles that the BRC should consider. The Advisory Council acknowledged in its report that, with the adoption of integrated resource planning and a new procurement process, the Electric Facility Need Assessment Act (Need Assessment Act) could be modified. Further, the Advisory Council recommended that the BRC consider the need for legislation to allow alternatives to traditional ratemaking. PSE&G cannot predict what other actions, if any, the BRC may take in response to these recommendations. (See Regulation and Note
2 -- Rate Matters of Notes to Consolidated Financial Statements).

     Gas

     The natural gas industry and its regulation have also been dramatically altered. This restructuring, which began in 1978, has occurred in a series of steps. In 1985, FERC issued Order 436 which generally required each interstate gas pipeline company to make its pipeline capacity available on an equal basis to all parties who wish to transport natural gas through the pipeline, if the pipeline company elected to provide transportation of natural gas for any party other than through a full certification procedure at FERC. In response to the United States Court of Appeals order overturning Order 436 in 1987, FERC issued subsequent orders adopting the same basic provisions as Order 436.

     With the issuance of its Order Nos. 636 and 636-A (636 Orders) the FERC has dramatically accelerated the pace at which the natural gas industry is being transformed from an industry driven by regulation to one driven by competitive market forces. The principal thrust of Orders 636 is to require interstate natural gas pipelines to reconfigure their services such that services provided to third party shippers are fully comparable to the services that pipelines have historically provided in their role as gas merchants. To this end, Orders 636 required the unbundling of interstate pipeline services (i.e., transportation service and sales service bundled together for one price) in order to develop a more competitive interstate natural gas industry. While unbundling of services provides PSE&G with greater access to lower cost gas supplies, it also results in pipeline transition costs being borne by pipeline ratepayers and their customers. The 636 Orders also prohibit buy/sell transactions; essentially mandate the implementation of straight fixed/variable rate design (which allocates all of the pipeline's fixed costs to the demand portion of the rate); abolish capacity brokering programs; establish a right of first refusal mechanism for long-term, firm transportation contracts; and create a formal capacity release program. Currently, each pipeline has completed the restructuring of its services in order to comply with the 636 Orders. Furthermore, numerous parties have appealed the 636 Orders to the U.S. Court of Appeals for the Eleventh Circuit and for the D.C. Circuit. PSE&G has been granted status as an intervenor in these appeals. However, the appeals have not had the effect of staying the 636 Orders.

     PSE&G's gas business will also be affected by the extent to which New Jersey public utility regulation may be modified to be reflective of these new competitive realities. On November 10, 1993, the BRC adopted a proposal for the unbundling of traditional services provided by the local gas distribution companies within the State of New Jersey. The proposal was developed as a guideline with the intention of encouraging and promoting unrestricted access to natural gas and natural gas related services in New Jersey for all customer classes except, at this time, the residential end user. The guidelines are directed at developing a more competitive environment for the natural gas industry within the state. The action by the BRC requires that local distribution companies within New Jersey file modifications to their tariffs for gas service which comply with the guidelines by April 1, 1994.

     These regulatory changes, coupled with other economic factors, have made and are expected to make the gas supply business extremely competitive. However, the changes provide PSE&G, as a large pipeline customer, the opportunity to convert its remaining pipeline sales contracts to transportation agreements and purchase the natural gas supplies directly from a producer or other seller. Most of PSE&G's sales contracts have been converted during the past year.

     Fluctuation in the price of oil results in the loss of gas sales, at certain times, to customers with dual fuel capability. In addition, other companies supply gas service in certain portions of PSE&G's electric territory and others supply electricity in parts of PSE&G's gas service area. Also, as discussed above, as a result of deregulation, pipeline customers, such as PSE&G, have the opportunity to convert a portion of their pipeline sales contracts to transportation agreements and purchase the natural gas supplies directly from a producer or other seller of natural gas, increasing competition in the gas market by encouraging pipelines to act as non-discriminatory transporters of natural gas. Aggressive competition in the gas supply business is expected to continue.

     Customers

     As of December 31, 1993, PSE&G provided service to approximately 1,900,000 electric customers and 1,500,000 gas customers. PSE&G is not dependent on a single customer or a few customers for its electric or gas sales. For the year ended December 31, 1993, PSE&G's operating revenues aggregated $5.3 billion, of which 70% was from its electric operations and 30% from its gas operations. These revenues were derived as follows:

                                                                     ELECTRIC      GAS
                                                                     ---------     ---
        Residential................................................      33%       53 %
        Commercial.................................................      43        32
        Industrial.................................................      21        13
        Transportation Service Gas.................................      --         1
        Other......................................................       3         1
                                                                        ---        ---
             Total.................................................     100%       100%
                                                                        ---        ---
                                                                        ---        ---

     In July 1993, PSE&G and its largest industrial customer submitted a proposed electric tariff modification to the BRC, providing for a $9 million or 23% rate discount, with PSE&G's shareholders absorbing $2.4 million or 27% of the discount. The proposed tariff modification was designed to dissuade the customer from buying its electricity supply from a third party nonutility generator. In December 1993, following extensive proceedings, the BRC recognized the need for flexible pricing in a competitive market, approved the requested discount but required PSE&G's shareholders to absorb $3.8 million or 42% of such discount. The decision allows PSE&G a special tariff for certain large customers.

     Customers of PSE&G, as well as those of other New Jersey electric and gas utilities, pay NJGRT which, in effect, adds approximately 13% to their bills. The NJGRT is a unit tax based on electric kilowatt hour and gas therm sales. This tax differential coupled with the increasing ability of large volume electric and gas companies to obtain their energy supplies from nonutility sources not subject to NJGRT could result in a significant decrease in PSE&G's revenues and earnings.

     PSE&G's business is seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes.

CONSTRUCTION AND CAPITAL REQUIREMENTS

  PSE&G

     PSE&G has substantial commitments as part of its ongoing construction program which includes capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business plans, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an integrated electric resource plan (IRP), PSE&G periodically reevaluates its forecasts of customer load and peak growth and the sources of electric generating capacity load and DSM to meet such projected growth (see DSM). The IRP takes into account assumptions concerning future customer demand, effectiveness of conservation and load management activities, the long-term condition of and projected additions to PSE&G's plants and capacity available from electric utilities and other non-utility suppliers.

     Based on PSE&G's current IRP and PSE&G's construction program, construction expenditures are expected to aggregate approximately $4.2 billion during the years 1994 through 1998, including $483 million for nuclear fuel and $133 million of allowance for funds used during construction (AFDC) and capitalized interest. For additional information, see Management's Discussion and Analysis of Financial Position and Results of Operation (MD&A) -- Liquidity and Capital Resources and Note 12 -- Commitments and Contingent Liabilities -- Construction and Fuel Supplies of Notes to Consolidated Financial Statements.

     PSE&G's estimate of its electric construction expenditures, including AFDC, for the years 1994 through 1998, described above, recognizes the current and planned results of PSE&G's IRP which is designed to reduce the rate of growth in its electric system peak demand and improve system load factor without restricting the continued economic development of PSE&G's service area. PSE&G's DSM Plan includes rebates for high efficiency appliances and heating equipment, audits, loans, seal-ups and for larger customers, an overall standard offer for eligible DSM end-users. PSE&G's 1993 IRP includes a demand forecast of the average compound annual rate of growth through the year 2003 of electric system peak demand of 1.1%. (See PSE&G -- Other Power Purchases and DSM.) Aggressive conservation and load management efforts are expected to reduce the system peak by 860 megawatts (MW) by 1998. By the year 2003, 1,323 MW are expected to be saved through these programs.

     The second component of PSE&G's consists of expected additions to nonutility generation (NUG) from cogenerators, independent power producers and refuse burning generators. These additions are projected to be 139 MW and are scheduled for service by 1998. NUG projects are expected to grow from approximately 4% of efficient additions at Bergen Generating Station would allow PSE&G to retire approximately 750 MW of older, less efficient generating units by 2000, if economically and environmentally desirable. (See Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

     In addition, PSE&G's construction program is also focusing on upgrading electric and gas transmission and distribution systems and constructing new transmission and distribution facilities to serve new load. Gross additions to PSE&G's utility plant during the three-year period ended December 31, 1993 amounted to approximately $2.5 billion, including $83 million of AFDC. Retirements of utility plant for the same period totaled $500 million. In 1993, construction expenditures amounted to $890 million, including $27 million of AFDC. Retirements for 1993 aggregated $102 million.

  EDHI

     Following a 1992 focused audit (see Regulation) of Enterprise's nonutility businesses which concluded that such businesses had not harmed PSE&G, in April 1993, the BRC accepted a Focused Audit Implementation Plan in which Enterprise agreed, among other things, that it will not permit its investments in EDHI, as defined in the agreement, to exceed 20% of its consolidated assets without prior notice to the BRC and that debt supported by a support agreement (see Financing Activities) between Enterprise and Capital will be limited to $750 million, with a good faith effort to eliminate such support over the next six to ten years. (See Regulation and MD&A -- Liquidity and Capital Resources.)

     As of December 31, 1993 and 1992, respectively, EDHI's long-term investments and property, plant and equipment were as follows:

                                                                      1993       1992
                                                                     ------     ------
                                                                       (MILLIONS OF
                                                                         DOLLARS)
        Long-Term Investments: (net of valuation allowances)
          PSRC.....................................................  $1,277     $1,396
          CEA......................................................     207        153
          EGDC.....................................................      30         29
                                                                     ------     ------
                                                                      1,514      1,578
                                                                     ------     ------

         Property, Plant and Equipment (net of accumulated depreciation and amortization and valuation allowances):

                                                                      1993       1992
                                                                     ------     ------
                                                                       (MILLIONS OF
                                                                         DOLLARS)
          EDC......................................................     506        507
          EGDC.....................................................      91        203
          PSRC.....................................................      20         22
          Other....................................................       2          2
                                                                     ------     ------
                                                                        619        734
                                                                     ------     ------
                  Total............................................  $2,133     $2,312
                                                                     ------     ------
                                                                     ------     ------

     For further discussion of capital requirements, investments and internal generation of cash from operations, see MD&A -- Liquidity and Capital Resources, and Note 7 -- Long-Term Investments, of Notes to Consolidated Financial Statements. For a discussion of sinking fund payments and maturities through 1998 see Note 6 -- Schedule of Consolidated Long-Term Debt.

FINANCING ACTIVITIES

     For a discussion of issuance, book value and market value of Enterprise's Common Stock and external financing activities of Enterprise, PSE&G and EDHI for the year 1993, see MD&A -- Liquidity and Capital Resources. Enterprise's Common Stock is listed on the New York and Philadelphia Stock Exchanges.

     In 1988, Enterprise entered into a support agreement with Capital which provides, among other things, that Enterprise (i) maintain its ownership, directly or indirectly, of all outstanding common stock of Capital, (ii) cause Capital to have at all times a positive tangible net worth of at least $100,000 and (iii) make sufficient contributions of liquid assets to Capital in order to permit it to pay its debt obligations.

     Capital borrows on behalf of EDC, CEA, PSRC and EGDC and Funding borrows on behalf of EDC, CEA and PSRC. Capital and Funding enter into financial agreements with banks and other lenders in providing funds to the operating subsidiaries. The operating subsidiaries generate cash from operating activities and short-term investments are made on behalf of the operating subsidiaries only if such funds cannot be employed in intercompany loans. Intercompany borrowing rates are established with reference to market rates of interest at Capital's and Funding's respective cost of funds. As of December 31, 1993, EDHI's consolidated long-term debt and short-term commercial paper and loan debt was $892 million and $151 million, respectively.

     For further discussion of long-term debt and short-term debt, see Note 11 -- Short-Term Debt (Commercial Paper and Loans) and Note 12 -- Schedule of Long-Term Debt of Notes to Consolidated Financial Statements.

FEDERAL INCOME TAXES

     For information regarding Federal income taxes, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 2 -- Rate Matters and Note 9 -- Federal Income Taxes of Notes to Consolidated Financial Statements.

CREDIT RATINGS

     The current ratings of securities of Enterprise's subsidiaries set forth below reflect the respective views of the rating agency furnishing the same, from whom an explanation of the significance of such ratings may be obtained. There is no assurance that such ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by such rating agencies, if, in their respective judgment, circumstances so warrant. Any such downward revision or withdrawal of such ratings, or any of them, may have an adverse effect on the market price of Enterprise's Common Stock and PSE&G's securities and serve to increase the cost of capital of PSE&G and EDHI.

                                                                         STANDARD       DUFF
                             PSE&G                           MOODY'S     & POOR'S     & PHELPS
    -------------------------------------------------------  -------     --------     --------
    Mortgage Bonds.........................................   A2         A-           A
    Debenture Bonds........................................   A3         BBB+         A-
    Preferred Stock........................................   A3         BBB+         A-
    Commercial Paper.......................................   P1         A2           Duff 1
    Fuelco:
    Commercial Paper.......................................   P1         A2           Duff 1
    EDHI
    ----
    Capital:
    Senior Debt............................................   Baa2       BBB          BBB+
    Funding:
    Commercial Paper(A)....................................   P1         A1+          Duff 1+

(A) Supported by commercial bank letter of credit (see MD&A and Note
    11 -- Short-Term Debt (Commercial Paper and Loans) of Notes to Consolidated Financial Statements.)

PSE&G

  RATE MATTERS

     For information concerning PSE&G's rate matters, see Note 2 -- PSE&G Rate Matters of Notes to Consolidated Financial Statements.

     For information concerning PSE&G Energy and Fuel Adjustment Clauses, see MD&A. For information concerning PSE&G's Under (Over) recovered Electric Energy and Gas Fuel Costs, see Note 5 -- Deferred Items of Notes to Consolidated Financial Statements.

  NUCLEAR PERFORMANCE STANDARD

     PSE&G is subject to a BRC imposed nuclear performance standard with respect to the five nuclear generating stations in which it has ownership interests:
Salem 1 and Salem 2 -- 42.59% each; Hope Creek -- 95% and Peach Bottom 2 and Peach Bottom 3 -- 42.49% each. PSE&G operates Salem and Hope Creek and Peach Bottom is operated by PECO Energy Inc., formerly known as Philadelphia Electric Company, (PECO). The following table sets forth the capacity factor in accordance with the nuclear performance standard of each of PSE&G's nuclear units for the years indicated:

                             NUCLEAR UNITS                           1993     1992     1991
    ---------------------------------------------------------------  ----     ----     ----
    Capacity Factors:
      Salem 1......................................................   60%      54%      70%
      Salem 2......................................................   57%      49%      82%
      Hope Creek...................................................   95%      76%      80%
      Peach Bottom 2...............................................   84%      61%      55%
      Peach Bottom 3...............................................   70%      80%      57%
    Aggregate capacity factor of nuclear units.....................   77%      66%      71%

     For information concerning such standard, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  ELECTRIC OPERATIONS

     The following table sets forth certain information as to PSE&G's installed generating capacity as of December 31, 1993:

                                                                  INSTALLED
                              SOURCE                             CAPACITY(MW)     PERCENTAGE
    -----------------------------------------------------------  ------------     ----------
    Conventional Steam Electric
      Oil-fired(a).............................................      2,359             23
      Coal-fired New Jersey(b).................................      1,227             12
      Coal-fired Pennsylvania (mine mouth)(c)..................        770              7
    Combustion Turbine(d)......................................      2,872             27
    Combined Cycle.............................................        249              2
    Diesel(c)..................................................          5
    Nuclear(c)
      New Jersey...............................................      1,921             18
      Pennsylvania.............................................        886              9
    Pumped Storage(c)(d).......................................        190              2
                                                                 ------------         ---
              Total(e).........................................     10,479            100
                                                                 ------------         ---
                                                                 ------------         ---

(a) Units with aggregate capacity of 1,406 MW can also burn gas.

(b) Can also burn gas.

(c) PSE&G share of jointly-owned facilities.

(d) Primarily used for peaking purposes.

(e) Excludes 583 MW of nonutility generation contracted for purchase by PSE&G.

     For additional information, see Item 2. Properties -- PSE&G -- Electric Properties.

     The capacity available at any time may be less than the installed capacity because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements or unforeseen circumstances.

     The maximum one-hour demand (peak load) which PSE&G experienced in 1993 was 9,147 MW (a record) which occurred on July 8, 1993 when PSE&G's customers used a total of 180,643 megawatthours (MWH) of electricity. (For information concerning sales, output and capacity factors, see Certain Operating Statistics.) The peak load in 1992 was 8,445 MW on July 14, 1992, when the day's output was 157,795 MWH of electricity. For additional information see Pennsylvania -- New Jersey -- Maryland Interconnection.

  NUCLEAR OPERATIONS

     Operation of nuclear generating units involves continuous close regulation by the Nuclear Regulatory Commission (NRC). Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements and continuous demonstrations to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For information concerning the performance of the nuclear units, see Nuclear Performance Standard.

     The scheduled 1994, 1995, and 1996 refueling outages, each estimated at eight to ten weeks duration, for PSE&G's five licensed nuclear units are expected to commence in the following months:

                                                           REFUELING OUTAGES
                                            -----------------------------------------------
                                                1994             1995             1996
                                            -------------    -------------    -------------
    Salem 1...............................  --               March            September
    Salem 2...............................  September        --               March
    Hope Creek............................  March            September        --
    Peach Bottom 2........................  September        --               September
    Peach Bottom 3........................  --               September        --

     Salem

     The outage of a Salem unit causes PSE&G to incur replacement power costs of approximately $4 million to $6 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     On September 1, 1993, the NRC furnished PSE&G with its latest periodic Systematic Assessment of Licensee Performance (SALP) report on Salem for the period between December 29, 1991 and June 19, 1993. Salem received a rating "1", the highest rating category, in three functional areas, and received a rating of "2" in the four remaining areas. The NRC noted an improvement over the last rating period in the Radiological Controls area and a declining trend in the Emergency Preparedness area with good performance overall.

     In order to improve Salem's materiel condition, plant and personnel performance and address the NRC's concerns expressed in its October 1990 SALP report, the Salem owners, including PSE&G, are in the process of augmenting plans to improve Salem's materiel condition, upgrade procedures and enhance personnel performance. PSE&G's share of the plan's capital requirements are reflected in the current estimate of nuclear construction capital requirements for the period 1994-1998. (See MD&A -- Liquidity and Capital Resources.) The planned improvements are expected to coincide with plant operating schedules over such five-year period. (See PSE&G -- Nuclear Performance Standard.)

     Hope Creek

     An outage at Hope Creek causes PSE&G to incur replacement energy costs of approximately $10 million to $16 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     On September 1, 1993, the NRC furnished PSE&G with its latest periodic SALP report on Hope Creek for the period between December 29, 1991 and June 19, 1993. Hope Creek received a rating "1", the highest rating category, in six functional areas, and received a rating of "2" in the one remaining area. The NRC noted an improvement over the last rating period in the Maintenance/Surveillance and Engineering/Technical Support areas and a declining trend in the Emergency Preparedness area, with excellent performance overall.

     As a result of an NRC inspection in July 1991 at Hope Creek, an enforcement conference was held with the NRC on September 9, 1991 to discuss, among other things, three potential violations relating to reports PSE&G submitted to the NRC regarding reliability of motor operated valves at Hope Creek. Two violations with no civil penalty were issued to PSE&G on October 10, 1991. The third potential violation was investigated by the NRC's Office of Investigation (OI). By letter dated October 20, 1993, the NRC advised PSE&G that OI concluded that the PSE&G reports on motor operated valves which were the subject of its investigation were incomplete and contained inaccurate information. An enforcement conference was conducted on December 20, 1993 to review this matter. PSE&G presented its position on the issues to demonstrate that the reports were complete and accurate and that no violation had occurred. PSE&G cannot predict what actions, if any, the NRC may take in this matter.

     Peach Bottom

     The outage of a Peach Bottom unit causes PSE&G to incur additional replacement energy costs of approximately $4 million to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     On March 19, 1993, the NRC issued its SALP Report on the performance of activities at Peach Bottom for the period August 4, 1991 through October 31, 1992. Peach Bottom earning a rating of '1', the highest rating category, in each of the areas of emergency preparedness and security and safeguards. The areas of plant operations and radiological controls received a rating of '2' improving. Each of the other three functional areas received a rating of '2'. Except for the rating in the areas of plant operations and radiological controls (each previously rated '2'), these were the same ratings as those received in the prior SALP Report. The SALP Report further stated that many of the programmatic weaknesses identified during the previous assessment period have either been eliminated or performance has been improved. The SALP Report stated that fundamental problems with the quality of root-cause analysis noted during the last two periods have been resolved and that Peach Bottom's root-cause analysis capabilities now constitute a strength. In addition, the SALP Report stated that licensed operators staffing and training continued to strengthen, contributing to improved plant operations performance. This assessment also highlighted several areas needing improvement. Increased management attention is needed to address weaknesses in plant performance monitoring and engineering and technical support.

     Enterprise and PSE&G have been advised by PECO that by letter dated June 23, 1993, PECO submitted a request to the NRC to rerate the authorized maximum reactor core power level of both Peach Bottom units by 5% from 3,293 megawatts thermal (Mwt) to 3,458 Mwt. The analyses and evaluations supporting this request were completed using generic guidelines approved by the NRC. If the request is approved, the associated hardware changes will be implemented on Peach Bottom 2 during its planned 1994 refueling outage and on Peach Bottom 3 during its planned 1995 refueling outage.

  OTHER NUCLEAR MATTERS

     As a by-product of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce low level radioactive waste
(LLRW). Such wastes include rags, plastic, paper and other materials of which proper disposal must be made. Such materials are presently accumulated on site and shipped to a federally licensed permanent disposal facility. Under provisions of the federal Low Level Radioactive Waste Policy Act, as amended, (LLRWPA), access to such federally licensed facilities may be, but has not been, denied. The LLRWPA further requires that each state must provide for disposal of LLRW by January 1, 1996. To date, New Jersey has complied with the LLRWPA by entering into a compact with the State of Connecticut and certifying its capability to manage, store or dispose of LLRW requiring disposal. PSE&G has been advised that to date Pennsylvania has met such requirements by entering into a compact with West Virginia, Maryland, Delaware and the District of Columbia. In June 1991, New Jersey enacted legislation providing for funding of the estimated $80 million cost of establishing such facility by 1998. The LLRWPA will permit the State to recover the costs of such facility through fees paid by LLRW generators. PSE&G's overall share is expected to be 30% to 40% of the estimated total $80 million. PSE&G is currently disposing of its LLRW at a disposal facility in Barnwell, S.C., which is expected to remain available to PSE&G through June 1994 as long as certain contract conditions are met. After such time, and until New Jersey provides for the disposal of LLRW, PSE&G must provide on-site storage facilities. A LLRW storage facility to be operational in 1994 is under construction by PSE&G for Salem and Hope Creek radioactive waste.

  PENNSYLVANIA -- NEW JERSEY -- MARYLAND INTERCONNECTION

     PSE&G is a member of the Pennsylvania -- New Jersey -- Maryland Interconnection (PJM) which integrates the bulk power generation and transmission supply operations of eleven utilities in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia and, in turn, is interconnected with other major electric utility companies in the northeastern part of the United States. The PJM is operated as one system and provides for the purchase and sale of power among members on the basis of reliability of service and operating economy. As a result, the most economical mix of generating capability available is used to meet PJM daily load requirements and PSE&G's output, as shown under Electric Fuel Supply, reflects purchased power because at times it is more economical for PSE&G to purchase power from PJM and others than to produce it. As of December 31, 1993, the aggregate installed generating capacity of the PJM companies was 55,575 MW. The peak one-hour demand experienced by the PJM power pool was 46,429 MW which occurred on July 8, 1993. The 1993 peak was 559 MW higher than the previous peak of 45,870 MW, which occurred on July 23, 1991. PSE&G's capacity obligations to the PJM system vary from year to year due to changes in system characteristics. PSE&G expects to have sufficient installed capacity to meet its obligations during the 1994-95 period.

     A sustained cold wave swept across the Midwest and through the Mid-Atlantic states during the week of January 17, 1994. Faced with customer demands that far exceeded expectations and cold weather related problems with their generators and fuel supplies, PJM's utility companies imported large blocks of power over their transmission systems from utilities throughout the Eastern Interconnection System. The Eastern Interconnection System, of which PJM is a member, had forecast a maximum one-hour demand on its system of 334,000 MW, while the actual demand was 375,000 MW. In order to protect the reliability of its bulk electric supply system, PJM had to institute emergency procedures, including a 5% voltage reduction, as well as rolling blackouts, to certain firm customers. During this week, the peak one-hour demand experienced by the PJM power pool was 41,351 MW, which occurred on January 18, 1994.

  OTHER POWER PURCHASES

     As previously noted, an element of PSE&G's IRP is the purchase of electricity directly from certain utilities and NUGs. During 1993, PSE&G purchased approximately 21.1% of its total electric output from these sources, with NUGs providing 9.4% of PSE&G's total electrical energy. Two-party purchases are expected to provide about 15% of such requirements by 1998 as resource recovery, cogeneration and other

NUG facilities are constructed. Such two-party purchases reflect an increase in NUGs and a decrease in net utility purchases.

     PSE&G is also a party to the Mid-Atlantic Area Coordination Agreement which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to reliability of the bulk electric supply systems in the Mid-Atlantic area.

     PSE&G expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with outages of equipment, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its system.

  DSM

     As previously indicated, PSE&G is increasingly relying on DSM as an integral part of its IRP. In order to encourage DSM, the BRC adopted rules in late 1991 providing special incentives to encourage utilities to offer these load management conservation services. The rules are designed to place DSM on an equal footing with supply side or energy production investments. Both NEPA and the New Jersey Energy Master Plan call for conservation to play a significant role in meeting New Jersey's energy needs over the coming decade. PSE&G's DSM Incentive Resource Plan (DSM Plan) has been approved by the BRC. The IRP calls for PSE&G to utilize conservation and DSM to meet over half of incremental resource needs for the next decade. (See Construction and Capital Requirements.)

     PSE&G's DSM Plan is designed to encourage investment in energy-saving DSM activities in New Jersey. These activities involve new techniques and technologies, such as high-efficiency lighting and motors, that help reduce customer demand for energy. The DSM Plan presents a two-phase approach -- a core program that includes many of the conservation programs now available to customers and a performance-based program that would offer payments for introducing DSM technology and services that result in measurable energy savings. The performance-based proposal uses a standard offer technique that would provide direct payments for kilowatthours of electricity and therms of gas saved through investments in DSM. Over the first two years, the DSM Plan is designed to save about 150 megawatts of peak load capacity and about six million therms of natural gas. PSE&G's current electric resource/demand forecast projects 607 MW of passive DSM and 806 MW of active DSM required by the year 2004.

     In December 1992, the BRC approved the recovery by PSE&G of all of its DSM Plan costs through its Levelized Energy Adjustment Clause (LEAC) and Levelized Gas Adjustment Clause (LGAC). In addition, PSE&G may recover through its LEAC and LGAC lost revenues associated with the reduced consumption of electricity and natural gas. See Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.

     PSE&G has established PSCRC to offer DSM services to utility customers.

  ELECTRIC FUEL SUPPLY

     The following table indicates PSE&G's kilowatthour (Kwh) output by source of energy:

                                                                        ACTUAL     ESTIMATED
                                  SOURCE                                 1993        1994
    ------------------------------------------------------------------  ------     ---------
    Nuclear
      New Jersey facilities...........................................     32%         29%
      Pennsylvania facilities.........................................     15          14
    Fossil
      Coal
         New Jersey facilities........................................      9           9
         Pennsylvania facilities......................................     13          12
      Natural Gas.....................................................      5           8
      Residual Oil....................................................      1           1
    Net PJM Interchange...............................................      4           5
    Two-Party Purchases (Including NUGs)..............................     21          22
                                                                        ------        ---
              Total...................................................    100%        100%
                                                                        ------        ---
                                                                        ------        ---

     PSE&G's cost of fuel used to generate electricity in the periods shown below was as follows:

                                                                     COAL
                                                  ------------------------------------------
                                                      NEW JERSEY             PENNSYLVANIA         NATURAL
            NUCLEAR              OIL                  FACILITIES              FACILITIES            GAS
            -------      -------------------      ------------------      ------------------      -------
            CENTS/                   CENTS/                  CENTS/                  CENTS/       CENTS/
            MILLION        $/        MILLION                 MILLION                 MILLION      MILLION
YEAR          BTU        BARREL        BTU        $/TON        BTU        $/TON        BTU          BTU
- ----        -------      ------      -------      -----      -------      -----      -------      -------
1991          63.3        23.51       383.6       60.10       221.8       42.52       172.3        186.1
1992          60.8        21.70       351.7       58.24       214.0       32.98       133.4        207.4
1993          59.3        23.44       384.5       55.45       203.8       33.73       136.6        221.7

     Substantially all of PSE&G's electric sales are made under rates which are designed to permit the recovery of increases in energy costs over base costs on a current annual basis. (See PSE&G -- Rate Matters -- Adjustment Clauses.)

     Oil

     PSE&G uses residual oil in its conventional fossil-fired, steam-electric units. The supply of residual oil is furnished by one contract supplier, which contract expires December 31, 1994, supplemented by occasional spot market purchases. PSE&G uses distillate fuel in its combustion turbines which is acquired by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining oil supplies.

     Natural Gas

     PSE&G utilizes surplus gas, available from its long-term, high load factor gas contracts and from various short-term purchases, to replace other fuels for electric generation. In October 1990, the BRC approved a Stipulation whereby the method of pricing natural gas to the electric department of PSE&G was set at a rate consisting of a fixed contribution to rates of firm gas customers of $2.4 million per month and a variable charge equal to the cost of gas to PSE&G's gas department plus $0.01 for each dekatherm of natural gas used as fuel for electric generation. This rate is subject to change by the BRC as part of PSE&G's LGAC. (See PSE&G Rate Matters.)

     Presently, there are no effective legal restrictions on the use of natural gas for electric generation in existing plants. However, approval by FERC is required for the interstate transportation of natural gas, either by virtue of existing blanket authority or through individual proceedings. (See Competition and Gas Supply.)

     Coal

     Approximately 40% of PSE&G's coal supply for its New Jersey facilities is obtained under a contract which expires in 1999. The balance of the supply is contracted on an annual basis from various suppliers, many of whom PSE&G has dealt with on a continuing basis for a number of years, and is supplemented by spot market purchases. Since 1971, the New Jersey Air Pollution Control Code (NJAPCC) has permitted the burning of coal with a sulfur content of up to 1% at existing coal-fired generating stations including PSE&G's three coal-fired New Jersey units, Hudson 2 and Mercer 1 and 2. The weighted monthly average sulfur content of the coal received at Hudson Station and at Mercer Station must not exceed 1.0% (dry weight basis). PSE&G has been able to obtain sufficient quantities of 1% or less sulfur coal and does not presently anticipate any difficulties in obtaining adequate coal supplies to replace expiring contracts. (See Environmental Controls -- Air Pollution Control).

     PSE&G has approximately a 23% interest in the Keystone and Conemaugh coal-fired generating stations located in western Pennsylvania and operated by Pennsylvania Electric Company (Penelec). At least 67%, optionally up to 100%, of the fuel required by the Keystone station is supplied by one coal company under a contract which expires December 31, 2004. At least 20% of the fuel required by Conemaugh station is supplied by another coal company under a contract which expires on December 31, 1997. In addition, approximately 50% of Conemaugh's coal requirements is supplied under a mix of short-term contracts which expire on September 30, 1994 and January 31, 1995. The balance of the fuel requirements for each station is supplied through spot purchases obtained from local suppliers. Penelec has advised PSE&G that it does not expect any difficulties in obtaining adequate coal supplies. (See Environmental Controls).

     Nuclear Fuel

     The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of that gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies. After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982, as amended, (NWPA), the Federal government has a contractual obligation for transportation and ultimate disposal of the spent fuel, as discussed below.

     PSE&G has several long-term contracts with ore operators to process uranium ore to uranium concentrate to meet the current projected requirements for the Salem and Hope Creek units fully through the year 2000 and, thereafter, 60% of their requirements through the year 2002.

     Present contracts for conversion, enrichment and fabrication services meet the fuel cycle requirements for Salem and Hope Creek units through the years shown in the following table:

                         NUCLEAR UNIT                   CONVERSION   ENRICHMENT   FABRICATION
        ----------------------------------------------  ----------   ----------   -----------
        Salem 1.......................................     2000          (1)          2004
        Salem 2.......................................     2000          (1)          2005
        Hope Creek....................................     2000          (1)          2000

(1) 100% coverage through 1998 and, 30% through 2001. PSE&G has exercised its option to remain uncommitted under the United States Enrichment Corporation
    (USEC) enrichment contract from 1999 -- 2002; however, this action does not exclude USEC enrichment services from consideration in this period. PSE&G does not anticipate any difficulties in obtaining necessary enrichment service for its Salem and Hope Creek units.

     As a result of NEPA, all utilities owning nuclear units will be responsible to co-fund with the United States Government a decontamination and decommissioning fund for the United States Department of Energy (DOE) enrichment facilities. Both PSE&G and PECO are responsible for making annual payments into this fund through 2008, with payments based on enrichment services purchased. (See Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel).

     PSE&G has been advised by PECO that it has contracts for uranium concentrates which will satisfy the fuel requirements of Peach Bottom 2 and 3 through 1996. PSE&G has also been advised by PECO that its contracts for uranium concentrates will be allocated to Peach Bottom 2 and 3, and two other nuclear generating units in which PSE&G does not have an interest, on an as needed basis.

     PECO has also advised PSE&G that it has contracted for the following segments of the nuclear fuel supply cycle for Peach Bottom 2 and 3 through the following years:

                         NUCLEAR UNIT                   CONVERSION   ENRICHMENT   FABRICATION
        ----------------------------------------------  ----------   ----------   -----------
        Peach Bottom 2................................     1997         2008          1999
        Peach Bottom 3................................     1997         2008          1998

     PECO has exercised an option under its current enrichment contract to terminate enrichment services for the years 2000 thru 2002 for Peach Bottom and another of its nuclear facilities.

     The Federal government's present policy is that spent nuclear fuel will be accepted for long-term storage at government-owned and operated repositories. At present no such repositories are in service.

     In conformity with the NWPA, PSE&G entered into contracts with the DOE for the disposal of spent nuclear fuel from Salem and Hope Creek. Similarly, PECO contracted with the DOE in connection with Peach Bottom 2 and 3. Under these contracts, the DOE will take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost to utilities with nuclear facilities of one mil per Kwh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983. Under this legislation, the Federal government must commence the acceptance of these materials for permanent off-site storage no later than 1998. In December 1989, the DOE announced that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. The DOE stated it would seek legislation from Congress for the construction of a temporary storage facility (TSF) which would accept spent nuclear fuel from utilities in 1998 or soon thereafter. On October 18, 1990, the NRC determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impacts in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license). The DOE has stated that neither the NWPA nor its contracts imposes an unconditional obligation to accept spent fuel by 1998 and indicated that such obligation is conditional upon commencement of TSF operations. The DOE has also stated its belief that it will have a TSF operational by 1998.

     Salem 1 and 2 have adequate on-site temporary storage capability through March 1998 and March 2002, respectively, when operational full core discharge capability requirements are considered. PSE&G has developed an integrated strategy to meet the longer term Salem and Hope Creek spent fuel storage needs. PSE&G plans to replace the existing high density racks in the spent fuel pools of Salem 1 and 2 with maximum density racks. The Salem re-racking project commenced in early 1992 and is expected to extend the storage capability through March 2008 for Salem 1 and March 2012 for Salem 2. When the Hope Creek pool is fully racked, it will have the capacity to hold spent fuel through September 2007. PECO has advised PSE&G that spent fuel racks at Peach Bottom 2 have storage capacity until 1997 for Unit 2 and 1998 for Unit 3 and that expansion of storage capacity beyond such dates, including the viability of rod consolidation, are being investigated.

     In accordance with NWPA, utilities owning an interest in nuclear generating facilities are required to determine the costs and methods of funding the costs necessary to decommission such facilities upon commencement of operation. As a general practice, a utility funding such costs places funds in trust accounts it maintains. The utility recovers from its customers the amounts paid into the trust fund over a period of years. For information concerning enrichment of nuclear fuel and nuclear decommissioning costs, see Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes to Consolidated Financial Statements.

  GAS OPERATIONS

     PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources for energy production.

     As of December 31, 1993, the daily gas capacity of PSE&G was as follows:

                                 TYPE OF GAS                            THERMS PER DAY
        --------------------------------------------------------------  --------------
        Natural gas...................................................    22,731,000
        Liquefied petroleum gas.......................................     2,200,000
        Refinery gas..................................................       400,000
                                                                        --------------
                  Total...............................................    25,331,000
                                                                        --------------
                                                                        --------------

     About 40% of the daily gas capacity is high load factor natural gas and is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal sales, contract peaking supply, propane and refinery gas.

     PSE&G's total gas sold to and transported for its various customer classes in 1993 was 3.7 billion therms which consisted of approximately 96% natural gas. Included in this amount is 561 million therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. (See Certain Operating Statistics of PSE&G). During 1993, PSE&G purchased approximately 3.4 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers including Enterprise's wholly-owned indirect subsidiary EDC, and the balance from traditional pipeline suppliers. These supplies were transported to New Jersey by PSE&G's traditional pipeline suppliers: Transcontinental Gas Pipe Line Corporation, Texas Eastern Transmission Corporation, Tennessee Gas Pipeline Company and Columbia Gas Transmission Corporation. This diversification of supply sources provides PSE&G with reliability of supply, purchasing flexibility and lower overall costs.

     PSE&G's supply contracts expire at various times over approximately the next seven to ten years. PSE&G does not presently anticipate any difficulty in negotiating replacement contracts. Since the quantities of gas available to the Company under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season, under storage contracts with its principal suppliers. Underground storage capacity currently is approximately 764 million therms. The BRC directed that the terms of the contracts relating to PSE&G's gas purchases from EDC be renegotiated. (See Regulation.) In PSE&G's last base rate case, the BRC established a new pricing mechanism for sales from EDC to PSE&G and also provided that PSE&G discontinue gas purchases from EDC no later than September 30, 1994. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

     PSE&G's annual average cost of natural gas sendout is shown below:

                                                                      CENTS PER
                                     YEAR                           MILLION BTU(A)
            ------------------------------------------------------  --------------
            1991..................................................      311.38
            1992..................................................      311.16
            1993..................................................      340.78

(A) Excludes contribution by electric department for gas reservation charge and natural gas refunds from suppliers.

     Substantially all of PSE&G's gas sales are made under rates which are designed to permit the recovery of projected increases in the cost of natural gas and gas from supplemental sources, when compared to levels included in base rates, on a current annual basis. (See PSE&G -- Rate Matters -- Adjustment Clauses.)

     The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, the weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Presently, the majority of gas sold in interstate commerce has become deregulated. The ability of gas prices to respond to market conditions has improved in recent years because of actions taken by the FERC. Pipeline companies are able to adjust their gas rates up or down through their purchased gas adjustment mechanism more often than the semi-annual filings of prior years. As previously discussed, FERC orders provided pipeline customers, such as PSE&G, with the opportunity to convert a portion of their pipeline sales contracts to transportation agreements and purchase natural gas supplies directly from a producer or other seller of natural gas. This regulatory framework has increased competition in the gas market by encouraging pipeline companies to act as non-discriminatory transporters of natural gas. PSE&G has used these regulations to lower its overall gas costs through the displacement of higher cost contract supplies with lower cost spot gas purchases and long-term producer contract supplies. (See PSE&G -- Competition.)

     PSE&G was able to meet all of the demands of its firm customers during the 1992-93 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1993-94 winter season. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter, the extent of energy conservation by its customers and the availability of feedstocks for the production of supplements to its natural gas supply. During the 1993-94 heating season through February 7, 1994, it was necessary for PSE&G to interrupt service to 'interruptible' customers as permitted by the applicable tariff for 22 days. During the 1992-93 heating season, service to such customers was interrupted for 11 days.

EMPLOYEE RELATIONS

     Enterprise has no employees. As of December 31, 1993, Enterprise's subsidiaries employed 12,428 persons, of which 12,027 were employed by PSE&G, 17 by PSCRC, 244 by EDC, 107 by CEA, 10 by PSRC and 28 by EDHI. Enterprise and EDHI and its subsidiaries reimburse PSE&G for the costs of services provided by employees of PSE&G.

     For information concerning employee pension plan and other post-employment benefits, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 13 -- Postretirement Benefits Other Than Pensions and Note
14 -- Pension Plan of Notes to Consolidated Financial Statements.

REGULATION

     Enterprise has claimed an exemption from regulation by the SEC as a registered holding company under PUHCA, except for Section 9(a)(2) thereof, which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Enterprise is not subject to direct regulation by the BRC, except potentially with respect to certain transfers of control and reporting requirements, and is not subject to regulation by the FERC. The BRC may also impose certain requirements with respect to affiliate transactions among PSE&G, Enterprise and its nonutility subsidiaries. (See EDHI.)

     As a New Jersey public utility, PSE&G is subject to comprehensive regulation by the BRC including, among other matters, regulation of intrastate rates and service and the issuance and sale of securities. As a participant in the ownership and operation of certain generation and transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission (PPUC) in limited respects in regard to such facilities.

     PSE&G is subject to regulation by FERC and by the Economic Regulatory Administration, both within DOE, with respect to certain matters, including regulation by FERC with respect to interstate sales and exchanges of electric transmission, capacity and energy, including cogeneration and small power production projects being constructed pursuant to PURPA, and accounts, records and reports. PSE&G is also subject to regulation by the United States Department of Transportation (USDOT) with respect to safety standards for pipeline facilities and the transportation of gas under the Natural Gas Pipeline Safety Act of 1968.

     In addition, the Need Assessment Act provides that no public utility shall commence construction of any electric facility (as defined in the Need Assessment Act) without having first obtained from the Division of Energy Planning and Conservation within the New Jersey Department of Environmental Protection and

Energy (NJDEPE) a certificate of need. A certificate of need, if granted, is valid for three years, renewable subject to review by the Commissioner of the NJDEPE. Under the Need Assessment Act, no state or local agency may issue any license or permit required for any such construction or substantial expansion prior to the issuance of the certificate of need. An electric facility is defined under the Need Assessment Act as any electric power generating unit or combination of units at a single site with a capacity of 100 MW or more or any such units added to an existing electric generating facility which will increase its installed capacity by 25% or by more than 100 MW, whichever is smaller. A certificate of need shall be issued only if the NJDEPE Commissioner determines that the proposed facility is necessary to meet the projected need for electricity in the area to be served and that no more efficient, economical or environmentally sound alternative is available. For a discussion of the repowering of Bergen Generating Station, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     For information concerning nuclear insurance coverages, the BRC's nuclear performance standard (Standard) and assessments and the Price-Anderson Amendments Act of 1988, as amended, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     The New Jersey Public Utility Accident Fault Determination Act (Fault Act) requires the BRC to make a determination of fault with regard to any past or future accident at any electric generating or transmission facility prior to granting a request by any utility for a rate increase to cover accident-related costs in excess of $10 million. Fault, as defined in the Fault Act, means any negligent action or omission of any party which either contributed substantially to causing the accident or failing to mitigate its severity. However, the Fault Act allows the affected utility to file for non-accident related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans and allows the BRC to authorize the recovery of certain fault-related repair, clean-up, power replacement and damage costs if substantiated by the evidence presented and if authorized in writing by the BRC. The Fault Act could have a material adverse effect on PSE&G's financial position if such an accident were to occur at a PSE&G facility and it was ultimately determined that the accident was due to the fault of PSE&G and the BRC were to deny recovery of all or a portion of the costs related thereto.

     PSE&G has included net replacement power costs related to a turbine generator failure at Salem 2 on November 9, 1991 in its current LEAC. The cost of this replacement power, net of insurance recoveries, is significantly below the $10 million threshold discussed above, which would require hearings and actions under the Fault Act. However, the BRC Staff believes such costs are above this $10 million threshhold and accordingly, in January 1994, advised PSE&G that it believes that appropriate rate treatment of the net replacement power cost should be addressed by the BRC. No additional action has been taken on this matter. PSE&G believes that any separate regulatory treatment regarding the net replacement power costs is not required and would be contrary to the Standard and the Fault Act. PSE&G cannot predict the amount or timing of recovery associated with the net replacement power costs for Salem.

     Under New Jersey law, the BRC is required to audit all or a portion of the operating procedures and other internal workings of every gas or electric utility subject to its jurisdiction, including PSE&G, at least once every six years. Under the law, the audit may be performed either by the BRC staff or under the supervision of designated members of such staff by an independent management consulting firm, chosen by the utility from a list provided by the BRC containing at least five such firms, two of which must be of nationally recognized stature. The BRC may, upon completion of the audit and after notice and hearing, order the utility to adopt such new practices and procedures that it shall find reasonable and necessary to promote efficient and adequate service to meet public convenience and necessity. The last such management audit of PSE&G, completed in 1991, concluded that, when compared with other leading U.S. electric and gas utilities, PSE&G was among the best, particularly in the areas of senior management leadership and responsiveness to external constituencies. The audit also made a number of recommendations, the majority of which have been implemented. A particular recommendation calling for the elimination of the use of shared management to fulfill certain functions on behalf of both PSE&G and EDHI was implemented by year end 1992 with the transfer of approximately 35 management positions from PSE&G to EDHI.

     In addition, in 1992 the BRC, as a follow-up to such management audit, conducted a focused audit of Enterprise's nonutility businesses to ascertain whether diversified activities have harmed PSE&G. Enterprise has consistently maintained a clear and distinct separation of its utility and nonutility operations and its diversification activities have not in any way adversely affected the utility. On April 14, 1993, the BRC accepted the revised Focused Audit Implementation Plan addressing the 18 recommendations of the BRC's auditors regarding operations and intercompany relationships between PSE&G and EDHI's nonutility businesses. Among other things, such Plan provides: (1) that Enterprise will not permit EDHI's nonutility investments to exceed 20% of Enterprise's consolidated assets without prior notice to the BRC (such assets presently being approximately 15%); (2) a restructuring of the PSE&G Board to include nonemployee Enterprise directors with an annual certification by such Board that the business and financing plans of EDHI will not adversely affect PSE&G; (3) Enterprise agreement to limit debt supported by the Support Agreement between Enterprise and Capital to $750 million together with an agreement to make a good faith effort to eliminate such support over a six to ten year period; and (4) the payment by EDHI to PSE&G of an affiliation fee of $2 million a year which will be applied by PSE&G through its LGAC and LEAC to reduce utility rates. Such fee is predicated on $750 million of supported debt outstanding and will be proportionately reduced as such debt is repaid. The issue of Enterprise sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was not resolved by the Plan and remains open. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for ratemaking purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BRC may take concerning consolidation of tax benefits in future proceedings. (See MD&A -- Overview and Part III. Item 10 -- Directors and Executive Officers of the Registrants.)

     Construction and operation of nuclear generating facilities are regulated by the NRC. For additional information relating to regulation by the NRC, see Construction and Capital Requirements, PSE&G -- Rate Matters and Electric Operations. In addition, the Federal Emergency Management Agency is responsible for the review in conjunction with the NRC of certain aspects of emergency planning relating to the operation of nuclear plants.

     EDC is exempt from direct regulation by the BRC and FERC except that certain FERC approval is required to transport its gas interstate from its discovery fields. Pursuant to an agreement approved by the BRC in December 1987 and re-affirmed by a BRC Order in August 1990, EDC has provided a source of firm gas supply to PSE&G which in 1993 accounted for approximately 9.6% of EDC's gas sales. The BRC in December 1992, ordered that the terms of the contract be renegotiated and that sales by EDC to PSE&G be discontinued by September 30, 1994. (See PSE&G -- Gas Operations and EDHI -- EDC).

     CEA invests in and participates in the development of domestic and foreign cogeneration and power production facilities, which include QFs under PURPA and an EWG under PUHCA. The BRC has authority to regulate power sales agreements within the BRC's pricing guidelines to utilities in the State of New Jersey and ascertain that the terms and conditions of agreements with New Jersey utilities are fair and reasonable. For additional information, see EDHI.

ENVIRONMENTAL CONTROLS

     PSE&G, like most industrial enterprises, is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters, by various federal, regional, state and local authorities, including the United States Environmental Protection Agency (EPA), the USDOT, NJDEPE, the New Jersey Department of Health, the BRC, the Interstate Sanitation Commission, the Hackensack Meadowlands Development Commission, the Pinelands Commission, the Delaware River Basin Commission (DRBC), the United States Coast Guard, the United States Army Corps of Engineers, the Delaware Department of Natural Resources and Environmental Control and, with regard to its ownership interest in the Keystone, Conemaugh and Peach Bottom generating stations in Pennsylvania, by the PPUC and the Pennsylvania Department of Environmental Resources (PDER). EDC, CEA and EGDC are also subject to similar regulation.

     Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to clean up property affected by the production and discharge of such substances. Environmental controls also require, in many instances, balancing the need for additional quantities of energy against the need to protect the environment. The necessity to comply with environmental standards has caused PSE&G to modify the day-to-day operation of its facilities, to participate financially in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. Further, compliance with environmental requirements has resulted in significant delays with respect to construction of facilities. During 1993, PSE&G expended approximately $253 million of capital related to improving the environment, and it is estimated that PSE&G will expend approximately $313 million, $168 million, $196 million, $159 million and $146 million in the years 1994 through 1998, respectively, for such purposes. Such amounts are included in PSE&G's estimates of construction expenditures. (See MD&A -- Liquidity and Capital Resources.)

     Preconstruction analyses and projections of the environmental effects of contemplated activities and emissions are frequently required by the permitting agency. Before licensing approvals and permits are granted, the agency usually requests a modeling analysis of the effects of a specific action, and of its effect in combination with other existing and permitted activities and may request the applicant to address emerging environmental issues. Such environmental reviews have caused delays in the proceedings for licensing facilities and more such delays can be expected in the future. An emerging environmental issue with respect to the construction and operation of electric transmission and distribution lines is the possible adverse health effects of EMF exposure. In September 1990, the New Jersey Commission on Radiation Protection (CORP) decided against setting a limit on magnetic fields produced by high-voltage power lines citing the lack of convincing evidence required to determine dangerous levels. Proposed power regulations are currently under study by CORP to cover new power lines and allow existing power lines to continue to function regardless of new rule changes. As revised, the rules would authorize the NJDEPE to screen all new power line projects of 100 kilovolts or more using a principle of "as low as reasonably achievable" to demonstrate that all steps within reason, including modest cost, were taken to reduce EMFs. The outcome of EMF study and/or regulations and the public concerns will affect PSE&G's design and location of future electric power lines and facilities and the cost thereof. Such amounts as may be necessary to comply with these new EMF rules and address public concerns cannot be determined at this time, but such amounts could be material.

     The New Jersey Environmental Rights Act provides that any person may maintain a court action against any other person to enforce, or to restrain the violation of, any statute, regulation or ordinance which is designed to prevent or minimize pollution, impairment or destruction of the environment, or where no such requirement exists, to protect the environment from pollution, impairment or destruction. Certain Federal legislation confers similar rights on individuals. The principal laws and regulations relating to the protection of the environment which affect PSE&G's operations are described below.

  AIR POLLUTION CONTROL

     The Federal Clean Air Act (CAA) imposes stringent emission requirements across the United States, including requirements related to the emissions of sulfur dioxide and nitrogen oxide (NOx). Additional requirements are being developed under the CAA by Federal and State agencies, the costs of which cannot be quantified, but could be material. PSE&G's two wholly-owned and operated coal-fired generating stations in New Jersey are presently expected to be able to meet CAA sulfur dioxide requirements with only modest expenditures. PSE&G's New Jersey generating stations are located in a severe non-attainment area for ozone, and the CAA requires that reductions be made in NOx from major sources in this area. A requirement for these areas is that each state impose reasonable available control technologies on major sources of NOx effective May 1995. The NJDEPE Regulations which were adopted in November 1993 will result in capital expenditures of approximately $120 million over a period of years. Additional reductions of NOx emissions will be needed continuing through the attainment dates of 2005 and 2007 to bring the area into attainment with ozone standards. The necessary reductions will be based upon modeling results and regulatory agency discussions currently underway and could result in additional changes to equipment, in methods of operation or in fuel. PSE&G also has a 22.5% interest in Conemaugh and a 22.84% interest in Keystone coal-fired generating stations located in western Pennsylvania. In order to comply with the CAA, the station's co-owners, including PSE&G, have formally approved the installation of scrubbers (flue gas desulfurization systems) at

Conemaugh. PSE&G's share of the Conemaugh scrubber cost at year-end 1993 is now estimated at approximately $77 million including cost of removal. Such amount is included in PSE&G's estimate of construction expenditures. Construction at Conemaugh is scheduled for completion by January 1, 1995 for Unit 1 and a year later for Unit 2. Conemaugh and Keystone will also be required to reduce NOx emissions. At year-end 1993, PSE&G's share of capital costs for NOx emission controls are estimated at approximately $8 million for Keystone and $8.6 million for Conemaugh.

     Permitting of all major stationary sources will also be required under the CAA. This new national air pollution emission source operating permit program will require some PSE&G facilities to assess emissions, install continuous emission monitors and/or make changes in facility operations or technology in order to comply with permit conditions. All such amounts which can be quantified and which may be necessary to comply with the revised CAA requirements through 1998 are included in PSE&G's estimate of construction expenditures. PSE&G expects to request the BRC to allow the recovery of all such CAA costs from electric customers, although no assurances can be given as to what action may be taken by the BRC. In addition, the revised CAA requirements will increase the cost of producing electricity for the Pennsylvania and Ohio Valley Region generating units supplying electricity to the PJM and New Jersey. All of PSE&G's current purchased power costs are included in PSE&G's LEAC.

     In non-attainment areas, one of the effects of the CAA is to allow construction or expansion of a facility only upon a showing that any additional emissions from the source will be more than offset by reductions in similar emissions from existing sources. In prevention of significant deterioration areas, construction or expansion of a facility would be permitted only if emissions from the source, together with emissions from other expected new sources, would not violate air quality increments for particulates and sulfur dioxide that are more stringent than the national ambient air quality standards (NAAQS). All these requirements may affect PSE&G's ability to locate, construct or expand generating facilities in the future.

     NJDEPE is using the NJAPCC to achieve compliance with the NAAQS adopted by EPA under the CAA. The NJAPCC currently establishes ambient air quality standards and emission limitations for six pollutants, all of which have EPA approval. In addition, the NJAPCC provides stringent requirements restricting the sulfur content in coal and oil fuels. (See PSE&G -- Electric Fuel Supply-Coal.) During 1993, the incremental costs of complying with the low-sulfur requirements added $24 million to fuel costs and PSE&G estimates that during 1994 such costs will add an additional $24 million. The increased cost of purchasing low-sulfur fuel is offset by rates which are designed to permit the recovery of fuel costs on a current annual basis. (See PSE&G -- Electric Fuel Supply and Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

  WATER POLLUTION CONTROL

     The Federal Water Pollution Control Act (FWPCA) provides for the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into the waters of the United States. Certain PSE&G facilities are directly regulated by permits issued pursuant to FWPCA.

     Under the FWPCA, compliance with the above-referenced applicable limitation is to be achieved under the National Pollutant Discharge Elimination System (NPDES) permit program, which has been administered by NJDEPE since 1982 pursuant to the New Jersey Water Pollution Control Act (NJWPCA). The NJWPCA authorizes NJDEPE to regulate discharges of pollutants to surface and ground waters of the State. The NPDES permit program, administered by the NJDEPE, is referred to as the New Jersey Pollutant Discharge Elimination System (NJPDES) program. The NJPDES program provides for Discharge to Surface Water (DSW) permits and Discharge to Ground Water (DGW) permits, among others.

     Section 304(l) of the FWPCA requires all States to implement more stringent controls on the discharges of toxics to certain water-bodies deemed contaminated by toxic discharges. Four PSE&G electric generating stations (Bergen, Hudson, Kearny and Sewaren) have completed effluent characterization studies to satisfy 304(l) requirements. A final permit has been issued for a fifth station, Linden, which required similar 304(l) studies.

     The FWPCA also includes specific provisions relating to discharges of heat and the design, location, construction and capacity of intake structures for cooling water. Pursuant to Section 316(a) and (b) of the FWPCA, if the permittee can demonstrate that the aquatic ecosystem is protected, then alternate thermal limits may be imposed and/or the intake structure may be found to be the Best Technology Available (BTA). PSE&G has submitted applications to EPA and NJDEPE seeking variances from thermal limits and BTA determinations in connection with six of its electric generating stations pursuant to Section 316(a) and (b). If PSE&G's applications with respect to these generating stations do not receive favorable action, NJDEPE may impose requirements for closed-cycle cooling, e.g. cooling towers, or other structural modifications and/or operational restrictions at these facilities. (See MD&A -- Liquidity and Capital Resources.)

     The NJDEPE regulations relating to DGW require permits for some of PSE&G's facilities and may require the monitoring of ground water at such locations. PSE&G has applied for DGW permits at certain facilities as discussed below. The total cost to comply with all applicable requirements of DGW permits at all PSE&G facilities covered by NJPDES -- DGW permits cannot be accurately estimated at this time, but aggregate annual ground water monitoring cost is not expected to be material.

     PSE&G has NJPDES DSW permits for its Bergen, Hudson, Kearny, Essex, Linden, Sewaren, Edison, Mercer, Burlington, Salem and Hope Creek electric generating stations and its Harrison gas facilities. Adjudicatory hearing requests are pending before the NJDEPE to resolve one or more contested issues in the above-referenced permits for Linden as discussed below.

     Discussed below are pending actions or proceedings relating to specific facilities or sites.

     Bergen, Hudson, Kearny, Linden and Sewaren Stations

     In January 1990, NJDEPE issued modified NJPDES DSW permits for Bergen, Hudson, Kearny and Sewaren Stations which reflected agreements reached on all contested issues with regard to permits issued in 1985-86, other than those related to thermal discharge and intake structures. These permits also included requirements pursuant to Section 304(l) of the FWPCA for additional monitoring and analysis of discharges of certain pollutants as well as dilution studies on the receiving waters. PSE&G requested an adjudicatory hearing to contest certain permit conditions. In October 1991, the NJDEPE issued a draft NJPDES permit for Sewaren Station which would impose water quality-based effluent limits both on pollutants identified as a result of a monitoring program instituted pursuant to
Section 304(l) in non-contact cooling water and treatment plant discharges, which could have significant adverse impact on the operations of this station. PSE&G submitted comments addressing factual and legal issues raised by the draft permit. PSE&G cannot anticipate whether more stringent permit limits will be imposed in subsequent renewals/modifications to these permits as a result of this monitoring program.

     At Linden, numerous terms and conditions in a 1986 DSW permit were contested. Agreement in principle with respect to these matters has been reached and is reflected in the 1990 and 1992 draft permits. In January 1990, Linden received a draft permit with regard to Section 304(1) of the FWPCA. A second draft permit was issued in March 1992, which proposed monitoring programs similar to those conducted at the other four stations. A final permit and a draft permit modification were issued with respect to Linden Station in March 1993. PSE&G filed extensive comments on the 1992 draft permit addressing certain terms and conditions with the NJDEPE on the 1992 draft permit, many of which are reflected in the 1993 draft permit modification. In June, 1993, the NJDEPE issued a final Major Modification to Linden's DSW permit incorporating conditions consistent with the comments PSE&G previously filed on the 1992 draft permit. PSE&G is evaluating whether to rescind its request for an adjudicatory hearing based on these changes.

     PSE&G filed four hearing requests on permits issued in 1990 which incorporated requirements relating to Section 304(1). Stipulations of Settlement resolving all contested issues in the Bergen, Hudson, Kearny and Sewaren adjudicatory hearing requests concerning these permits have been executed. It is anticipated that the issues relating to the Bergen permit will be similarly resolved in the near future.

     NJDEPE advised PSE&G in January 1986 that, with respect to PSE&G's Bergen, Hudson, Kearny, Sewaren and Linden Stations, the demonstrations and reports previously submitted to EPA supporting

PSE&G's Section 316(a) variance requests and Section 316(b) determinations no longer provided adequate information upon which decisions could be made. PSE&G submitted supplemental Section 316(a) demonstrations in the spring of 1988, and submitted supplemental Section 316(b) demonstrations in November 1988 for Bergen, Hudson and Kearny Stations. In October 1989, PSE&G submitted supplemental Section 316(b) demonstrations for both Linden and Sewaren Stations and a supplemental Section 316(a) demonstration for Sewaren. The Linden supplemental Section 316(a) demonstration was submitted January 1990. To date, the NJDEPE has not responded to these submittals.

     PSE&G received a final DGW permit for Bergen in February 1987. A hearing request was filed and all issues but one were resolved amicably thereafter in 1987. PSE&G may ultimately contest the single unresolved issue contained in the final Bergen DGW permit.

     Mercer Station

     A draft DGW permit was issued by NJDEPE for Mercer Generating Station in February 1987. NJDEPE has taken no further action.

     Salem Station

     A final permit resolving all contested issues in the 1985 DSW permit, other than those relating to Section 316, became effective in April 1989. As required by the FWPCA, over the past 15 years, PSE&G has submitted to the EPA and NJDEPE its demonstrations which concluded that structural modifications including cooling towers are not required at Salem to achieve satisfactory environmental effects. In October 1990, the NJDEPE issued a draft NJPDES Permit to the Salem Station which required a number of new and more stringent conditions including the immediate shutdown of both Salem units while the station was retrofitted for closed-cycle cooling. In response to the 1990 Draft Permit, PSE&G submitted extensive written comments to the NJDEPE regarding the ecological effects of Station operations, and the nature, scope, and costs of retrofitting the station for closed-cycle cooling. The estimated cost for closed-cycle cooling, based on natural draft and forced draft technologies, range from $720 million to $2 billion including operation and maintenance costs and the cost of replacement power during the construction periods, of which PSE&G's share would be 42.59%. These comments demonstrated that Salem was not having and would not have an adverse environmental impact and that closed-cycle cooling was an inappropriate solution.

     To resolve the NJDEPE's concerns, PSE&G also developed and submitted a supplement to the permit renewal application setting forth an alternative approach that would protect aquatic life in the Delaware Estuary and provide broad-ranging ecological benefits. PSE&G proposed intake screen modifications to reduce fish losses, a study of sound deterrent systems to divert fish from the intake and a limit on intake flow of 3,024 million gallons per day. In addition, PSE&G proposed conservation measures, including the restoration of up to 10,000 acres of degraded wetlands and the installation of fish ladders to allow fish to reach upstream spawning areas. Finally, PSE&G proposed a comprehensive biological monitoring program to expand existing knowledge of the Delaware Estuary and to monitor station impacts.

     In June 1993, the NJDEPE issued Salem a revised Draft Permit which reconsidered the requirement for closed-cycle cooling and adopted alternative measures proposed by PSE&G with certain modifications. The public comment period on the revised Draft Permit closed January 15, 1994. The NJDEPE has received a very substantial number of comments on the revised Draft Permit from a wide variety of interests. These comments have included a large number of suggestions to the NJDEPE for changes in the permit terms including: requiring, directly or indirectly, closed cycle cooling at the station instead of the existing once-through cooling system, seasonal reductions of the water flow through the plant, the use of different technologies at the intake structures of the plant, restoration of a greater number of acres of degraded wetlands, additional control of pollutant discharges and the payment of natural resource damages for the past or future cropping of aquatic biota at Salem. The comments to the NJDEPE have also made a variety of claims as to alleged legal defects in the revised Draft Permit including: failure to comply with applicable standards under Section 316 of FWPCA, failure to assure consistency with applicable Coastal Zone

Management Plans, failure to comply with requirements of the DRBC and failure to comply with procedural requirements of New Jersey and federal law.

     In September 1993, PSE&G filed extensive comments in support of the terms of the revised Draft Permit. On January 15, 1994, PSE&G filed extensive comments with the NJDEPE which sought to respond to comments opposing the issuance of a final permit with terms materially different than those found in the revised Draft Permit.

     NJDEPE has stated that it intends to issue a final permit in the second quarter of 1994, but no assurances can be given as to when or in what manner NJDEPE will act on the issuance of a final permit. The EPA has authority to veto the issuance of a final permit by the NJDEPE and action by EPA also cannot be predicted. Certain environmental groups have also petitioned EPA to veto any final permit that does not require closed-cycle cooling and to withdraw NJDEPE's permitting authority under FWPCA. If a final permit embodying the alternative measures is issued, additional permits from various agencies will be required for implementation, as to which no assurance can be given. Estimated capital cost of compliance with the revised Draft Permit is approximately $75 million, of which PSE&G's share would be 42.59%.

     PSE&G would request the BRC to allow the recovery in rates from electric customers of all costs associated with constructing cooling towers at Salem or implementing other modifications and conservation measures that may be ultimately required. PSE&G intends to vigorously defend its demonstrations, as submitted. PSE&G also is prepared to pursue all available legal remedies, including exercising its right to seek a stay, pending further administrative and judicial review, of any conditions that may be imposed by a final permit. (See MD&A -- Liquidity and Capital Resources -- Construction, Investment and other Capital Requirements Forecast.)

     Hope Creek Station

     Hope Creek's existing permit has been in effect since October 1985. PSE&G submitted an application for renewal in March 1990. The existing permit remains in effect pending NJDEPE action expected in 1994. PSE&G cannot predict what new permit terms and conditions NJDEPE may seek to impose in the renewed permit.

  CONTROL OF HAZARDOUS SUBSTANCES

     PSE&G Manufactured Gas Plant Remediation Program

     For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     Other Sites

     In 1989, PSE&G publicly announced its decision to close the Synthetic Natural Gas Plant (SNG Plant) in Linden, New Jersey. The SNG Plant, which was operated by PSE&G, was jointly owned by PSE&G (90%) and the Elizabethtown Gas Company (10%). The decision to close the SNG Plant triggered certain environmental compliance activities under the New Jersey Environmental Cleanup Responsibility Act (ECRA). PSE&G has completed the first stage of the required site sampling activities at this facility. During field work activities, certain soil and ground water contamination has been identified. The costs of any necessary cleanup are not currently estimable, but such costs are not expected to be material.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the Federal Resource Conservation and Recovery Act of 1976 (RCRA) authorize EPA to issue orders and/or to bring an enforcement action to compel responsible parties to take investigative and/or cleanup actions at any site that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. The New Jersey Spill Compensation and Control Act (Spill Act) and the New York Environmental Conservation Law provide similar authority to NJDEPE and the New York Attorney General, respectively. Because of the nature of

PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous under one or more of the above laws. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several liability without regard to fault on all allegedly responsible parties, including the generators of the hazardous substances for certain investigative and cleanup costs at sites where these substances were disposed or processed. PSE&G has been notified with respect to a number of such sites and the cleanup of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and cleanups include all suspected or known allegedly responsible parties. PSE&G's past operations suggest that some remedial action may be required. PSE&G does not expect its expenditures for any such site to be material.

     Presently, such actions involving PSE&G include the following:

     (1) In United States and New Jersey v. Alcan Aluminum, et al., Civil Action Nos. 88-4646 (NHP) and 88-4670 (NHP), in the U. S. District Court for the District of New Jersey, on March 21, 1989, a Consent Decree was entered with EPA and NJDEPE, obligating potentially responsible parties (PRPs), including PSE&G, to implement both a bioremediation treatability study and a two-stage subsurface remedial action, i.e., excavation and bioremediation, at the Renora Superfund Site in Edison, Middlesex County, New Jersey. The excavation and off-site removal of soils contaminated with polychlorinated biphenyls has been completed. However, because the treatability study showed that bioremediation would fail at this site, on March 18, 1991, the Consent Decree was modified to eliminate that remedial action. Instead, EPA required new treatability studies on solidification technologies, and a Phase II Feasibility Study (FS II) incorporating that new data. These new studies proved that all on-site soil treatment technologies would fail, and on October 8, 1992, the PRPs submitted FS II for EPA's and NJDEPE's comments. The PRPs' are awaiting either the agencies' final comments on FS II or their agreement on an alternative remedial action addressing the remaining on-site soil contamination.

     (2) Claim by U. S. Department of the Interior, dated March 5, 1985, under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York for damages to natural resources. The U.S. Government alleges damages of approximately $200 million.

     (3) Claim by EPA, Region III, dated December 25, 1984, under CERCLA with respect to a site operated by Sealand Ltd. in Mount Pleasant Township, New Castle County, Delaware. PSE&G and other companies have entered into an Administrative Consent Order (ACO) obligating the signatories thereto to fund an RI/FS. In September 1991, EPA entered a Record of Decision (ROD) which determined that no further action was required at the site. The State of Delaware has filed comments objecting to this ROD and has hired a consultant which has recommended that additional actions be taken at the site based on its review of EPA's files. The State of Delaware has not taken any action to date on this report.

     (4) At the Duane Marine Salvage Corporation Superfund Site in Perth Amboy, Middlesex County, New Jersey, the PRPs, including PSE&G, had completed an EPA-approved surface removal action during 1986, and EPA had required no further response actions. However, NJDEPE ordered that an RI/FS be performed to address or disprove the alleged subsurface contamination, and following negotiations with the PRPs, including PSE&G an ACO was executed. The PRPs have submitted the RI/FS, as revised, and, during May 1993, the second revised Draft Feasibility Study, and currently are awaiting NJDEPE's selection of a remedial action.

     (5) Spill Act Directive issued by NJDEPE on July 7, 1987 to PRPs, including PSE&G, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including PSE&G, signed an ACO with NJDEPE to secure the site, which has been completed. After further negotiations, certain other PRPs, including PSE&G, signed a further ACO requiring them to perform a removal action at the site, which was completed on June 22, 1992. The PRPs have entered into negotiations with NJDEPE regarding the terms of a third ACO which will obligate the PRPs, including PSE&G, to conduct an RI/FS.

      (6) A second Directive pursuant to the Spill Act was issued by NJDEPE on August 22, 1989 to PRPs, including PSE&G, with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey (PJP), ordering payment of operating and maintenance costs of approximately $150,000 and reasserting claims made in an initial March 1989 Directive for all past and future costs associated with investigations and remediation of the alleged contamination. Additionally, in May 1990, also pursuant to the Spill Act, NJDEPE issued a Multi-Site Directive concerning four sites, including PJP. With respect to the PJP site, NJDEPE reasserted demands for payment made in the earlier Directives. The NJDEPE alleges that it has spent approximately $23 million in interim remedial measures at the PJP site. The NJDEPE also alleges that it will incur approximately $2 million in costs to complete a remedial investigation of the PJP site. PSE&G is currently evaluating the NJDEPE's claim and is working with other PRPs to resolve the claim. PSE&G has made a good faith payment of approximately $21,000 to NJDEPE pursuant to the Multi-Site Directive in accord once with actions taken by certain other PRPs named in these Directives.

      (7) Prospective enforcement action by NJDEPE with respect to a site formerly owned by the Township of Hillsborough, Somerset County, New Jersey and used for a sanitary landfill and presently owned by PSE&G. NJPDES-DGW permits were issued by NJDEPE to PSE&G and to the adjoining property owner to install monitoring wells on these premises. As required by the foregoing permits, groundwater monitoring wells were established and groundwater monitored. In accordance with a subsequent New Jersey Supreme Court decision in a case to which PSE&G was not a party, the subject NJPDES -- DGW permit was determined to be invalid, effective April 19, 1989. However, the NJDEPE has recommended that any existing ground water monitoring wells be maintained pending the NJDEPE's drafting of groundwater regulations which may affect the former landfill site.

      (8) In State of New Jersey, Department of Environmental Protection v. Gloucester Environmental Management Services, Inc. (GEMS), et al., Docket No. 84-0152 (SSB), in the U.S. District Court for the District of New Jersey, the Fourth Amended Complaint was filed October 28, 1986, naming PSE&G and approximately forty other alleged generators of hazardous waste materials as defendants. PSE&G investigated possible involvement with the GEMS site in Gloucester Township, Camden County, in response to an earlier inquiry from EPA. That investigation revealed that certain waste materials originating at a PSE&G facility may have contained asbestos and may have been taken to the GEMS site by an independent contractor performing removal work for PSE&G. PSE&G agreed to participate in the partial settlement of the litigation which includes the Phase I remediation of the landfill and contributed $150,000 toward the estimated Phase I cost of approximately $32.5 million.

      (9) Claim by EPA, Region III, dated December 15, 1987, under CERCLA with respect to a Superfund Site in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank, Inc., as a non-ferrous scrap reclamation facility. PSE&G, together with several other similarly situated utilities, is alleged to be liable either to conduct an RI/FS and undertake the necessary cleanup, if any, or to reimburse EPA for the cost of performing these functions. On May. 29, 1991, these utilities, including PSE&G, entered into an ACO with the EPA to perform an RI/FS, Docket No. III-91-34-DC, which is currently underway.

     (10) Inquiry and prospective enforcement action by EPA, Region II, dated March 19, 1987, with respect to a site known as the Florence Land Recontouring
(FLR) Landfill Site in the Townships of Florence, Mansfield and Springfield, Burlington County, New Jersey. In December 1989, the NJDEPE issued Directive and Notice to Insurers (1989 Directive) to PSE&G and twenty-six other respondents. The 1989 Directive requires the respondents to arrange for certain remedial measures at the FLR Site and to pay the NJDEPE a total of approximately $7.5 million in estimated remedial construction activities and administration costs regarding future operations and maintenance. In May 1990, pursuant to the Spill Act, the NJDEPE issued Multi-Site Directive and Notice to Insurers Number One (1990 Directive) in the matter of four sites including the FLR Site. The 1990 Directive, as it relates to the FLR Site, directs eighteen of the twenty-seven respondents named in the 1989 Directive to undertake the same remedial measures and pay the same costs as set forth in the 1989 Directive. PSE&G is currently evaluating the NJDEPE's claim and is working in concert with other PRPs to address the NJDEPE Directives.

     (11) Claim by EPA, Region II, under CERCLA with respect to a Superfund Site known as the Lone Pine Landfill in Freehold Township, Monmouth County, New Jersey. EPA investigation regarding this site disclosed that certain hazardous waste materials generated by approximately 200 alleged generators and transported to a site known as the SCP Scientific Chemical Processing Site, Wilson Avenue, Essex County, Newark, New Jersey (SCP-Newark), were allegedly subsequently transshipped, taken to and disposed of at the Lone Pine Landfill. PSE&G's prior investigation in response to an earlier inquiry from EPA regarding the SCP-Newark Site revealed that certain waste materials originating at a PSE&G facility were received by Scientific Chemical Processing, Inc. for processing and disposal. A consent decree was entered in the U.S. District Court for the District of New Jersey in March 1990 approving the terms of a settlement under which PSE&G agreed to participate as a de minimis settlor and contributed approximately $27,000, toward an estimated on site remediation cost of $40 million. A second Consent Decree was lodged with the United States District Court for the District of New Jersey in July 1991 seeking approval of the terms of a settlement under which PSE&G agreed to participate as a de minimis settlor and contributed approximately $27,000 toward an off-site investigation/remediation cost of approximately $17 million. PSE&G cannot determine, at this time, whether the off-site investigation activities will result in the identification of further off-site remediation costs.

     (12) Inquiry and prospective enforcement action by NJDEPE against PSE&G regarding PSE&G's property in Hamilton Township, Mercer County, New Jersey, adjacent to PSE&G's Trenton Switching Station. PSE&G is implementing a site investigation, including installation of ground water monitoring wells, to determine the scope of a remedial action plan.

     (13) Inquiry and prospective enforcement action by EPA, Region II, dated March 9, 1987, under CERCLA regarding a site formerly owned and/or operated by Atlantic Resources Corporation in Sayreville, Middlesex County, New Jersey.

     (14) Inquiry and prospective enforcement action by EPA, Region II, dated November 9, 1987, under CERCLA regarding PSE&G's possible use of the Sharkey Landfill in Parsippany-Troy Hills, Morris County, New Jersey, for waste disposal during the period between 1945 and 1973.

     (15) Inquiry and prospective enforcement action by EPA, Region II, dated November 16, 1987, under CERCLA regarding PSE&G's possible use of the Curcio Scrap Metal facility in Saddle Brook Township, Bergen County, New Jersey, for scrap reclamation since 1981.

     (16) Inquiry and prospective enforcement action by EPA, Region II, dated May 2, 1988, under CERCLA regarding PSE&G's possible use of Higgins Disposal Service Site in Kingston, Franklin Township, Somerset County, New Jersey.

     (17) Inquiry and prospective enforcement actions by EPA, Region II and NJDEPE, dated April 8, 1988 and February 6, 1991, respectively, under CERCLA and the Spill Act regarding PSE&G's possible use of Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey (Global Site). In March 1991, the NJDEPE issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G. Directive Two seeks recovery of past and anticipated future NJDEPE response costs ($37.4 million) incurred and to be incurred in connection with an investigation and remediation of the Global Site. PSE&G's alleged liability is based on assertions that it generated asbestos-containing materials which were disposed of at the Global Site. In May 1991, PSE&G entered into an agreement with the NJDEPE and 29 other Directive Two Respondents effecting a partial settlement of the foregoing costs in the amount of $1.3 million. PSE&G's financial contribution to the foregoing partial settlement ($4,500) is subject to a subsequent reallocation based upon the parties' further development of information concerning their respective proportionate waste contributions to the Global Site. The New Jersey Department of Law and Public Safety and PRPs who participated in the partial settlement set forth above have concluded negotiations concerning a resolution of the balance of the response costs sought pursuant to Directive Two. In connection with those negotiations, the PRPs are currently attempting to secure the information necessary to determine their respective proportionate waste contributions to the Global Site for the purpose of further establishing proportionate shares of any future settlement. The New Jersey Department of Law and Public Safety and the Directive Two Respondents continue to conduct negotiations regarding resolution of the balance of the response costs sought pursuant to Directive Two. In August 1993, the NJDEPE and various participating PRPs, including PSE&G, executed a Consent Decree whereby the participating PRPs agreed to perform the remedial design and remedial action for the operable unit one remedy as specified in an ROD dated September 11, 1991 (approximate total cost $30 million). The Consent Decree was executed and entered by the United States District Court for the District of New Jersey on November 15, 1993. Subject to a subsequent reallocation, the various parties to the Consent Decree have agreed that PSE&G's contribution under the Consent Decree settlement will be $300,000.

     (18) Inquiry and prospective enforcement action by EPA, Region II dated March 6, 1989, under CERCLA regarding PSE&G's possible use of the Port Washington Landfill in North Hempstead, New York.

     (19) Spill Act inquiry and prospective enforcement action issued by NJDEPE on July 14, 1989 to PRPs, including PSE&G, regarding PSE&G's possible use of Combe Fill North Sanitary Landfill in Mt. Olive Township, Morris County, New Jersey.

     (20) Spill Act inquiry and prospective enforcement action issued by NJDEPE on December 5, 1989 to PRPs, including PSE&G, regarding PSE&G's possible use of Combe Fill South Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). In July 1991, the New Jersey Department of Law and Public Safety, Division of Law, issued Directive and Notice To Insurers Number One (Directive One) to 50 Insurers and 20 Respondents, including PSE&G, seeking from the Respondents payment of $5.5 million of NJDEPE's anticipated costs of remedial action and of administrative oversight at the Combe Site. The $5.5 million represents the NJDEPE's 10% share of such anticipated costs pursuant to a cooperative agreement with the United States regarding the selected remedial action. Therefore, total site remediation costs approximate $50 million. Further, the Directive One Respondents are directed to perform the operation and maintenance of the remedial action including all remedial facilities on the Combe Site. PSE&G's alleged liability is based on the assertion that PSE&G-generated waste oil and water, containing hazardous substances, was transported to the Combe Site and applied to Combe Site roads for dust control.

     (21) In United States of America v. Superior Tube Company, et al., Docket No. 89-7421 in the U.S. District Court for the Eastern District of Pennsylvania, PSE&G was served in March 1990 with a Third Party Complaint. Pursuant to CERCLA, the United States filed suit against Superior Tube Company (Superior) and others seeking recovery of past and future costs incurred or to be incurred in the cleanup of the Moyer Landfill located in Pennsylvania. Superior filed a Third Party Complaint naming approximately 150 third party defendants, including PSE&G.

     Superior alleges that PSE&G generated, transported, arranged for the disposal of and/or caused to be deposited certain hazardous substances at the Moyer Landfill. On the basis of those allegations, Superior seeks contribution and/or indemnification from the third party defendants, including PSE&G, on the United States' action against it. PSE&G has recently participated in negotiations concerning resolution of the United States' and Superior Tube's claims.

     (22) Spill Act Multi-Site Directive (Directive) issued by the NJDEPE in May 1990 to PRPs, including PSE&G, listing four separate sites, including the former bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell
Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an ACO with NJDEPE, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a Memorandum of Agreement (MOA) entered into with NJDEPE on July 13, 1993. The MOA obligates PRPs to conduct an RI/FS and, if necessary, a remedial action which, when completed to NJDEPE's standards, will satisfy the Directive.

     (23) In Transtech Industries, Inc. et al v. A&Z Septic Clean et al., Docket No. 2-90-2578(HAA), filed on October 5, 1992, in the U.S. District Court for the District of New Jersey, PSE&G has been named a defendant in a Complaint which has been filed pursuant to CERCLA, against several hundred parties seeking recovery of past and future response costs incurred or to be incurred in the investigation and/or remediation of the Kin-Buc Landfill, located in Edison Township, Middlesex County, New Jersey. Plaintiffs allege that all named defendants, including PSE&G, are PRPs as generators and/or transporters of various hazardous substances ultimately deposited at the Kin-Buc Landfill.

     (24) Ongoing and prospective enforcement action by EPA, Region II, dated November 27, 1992, under CERCLA regarding PSE&G's possible use of the Custom Distribution Services Site in Perth Amboy, Middlesex County, New Jersey.

     (25) Inquiry and prospective CERCLA enforcement action by EPA, Region II, dated November 25, 1992, regarding PSE&G's possible use of the Scientific Chemical Processing Superfund Site, Carlstadt, New Jersey.

     (26) Inquiries and prospective enforcement action by EPA, Region II, dated May 7, 1992 and June 24, 1993, regarding the Company's possible use of the Bridgeport Rental and Oil Services site located in Logan Township, Gloucester County, New Jersey.

CERTAIN OPERATING STATISTICS OF PSE&G

                                    ELECTRIC

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1993          1992          1991
                                                          -----------   -----------   -----------
Sources of Electric Energy (1,000 Kwh):
  Generation:
     Fossil.............................................   11,116,606    12,079,984    13,377,558
     Nuclear............................................   19,094,252    16,344,009    17,439,043
  Pumped Storage........................................      260,693       256,483       306,127
  Other (principally Combustion Turbines)...............      537,210       280,523       465,855
  Less Synchronous Condenser Operation..................       11,860         8,307        22,204
  Net Two Party Purchases...............................    9,535,968    10,582,483     8,401,441
  Net PJM Interchange...................................    3,072,536     2,435,069     2,878,900
                                                          -----------   -----------   -----------
          Subtotal......................................   43,605,405    41,970,244    42,846,720
  Less pumping energy used..............................      383,927       386,880       461,311
                                                          -----------   -----------   -----------
          Total energy available........................   43,221,478    41,583,364    42,385,409
  Less Company use (electric operations) and energy lost
     or unaccounted for.................................    2,695,690     2,553,619     2,677,975
                                                          -----------   -----------   -----------
          Total Electric Energy Sold....................   40,525,788    39,029,745    39,707,434
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Costs of Electric Fuel (cents per Kwh):
  Fossil................................................         1.89          1.89          2.10
  Nuclear...............................................          .64           .66           .68
  Other (principally Combustion Turbines)...............         3.18          4.16          3.99
  Two Party Purchases...................................         3.67          3.21          3.98
  Net PJM Interchange...................................         3.74          2.77          2.72
                                                          -----------   -----------   -----------
          Weighted average cost.........................         1.78          1.73          1.84
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Sales (1,000 Kwh):
     Residential........................................   10,631,402     9,816,046    10,505,547
     Commercial.........................................   18,096,312    17,454,352    17,596,569
     Industrial.........................................    9,203,839     9,298,741     9,406,109
     Other..............................................      348,342       344,557       340,619
     Non-Jurisdictional.................................    2,245,893     2,116,049     1,858,590
                                                          -----------   -----------   -----------
          Total.........................................   40,525,788    39,029,745    39,707,434
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Average Number of Customers:
  Residential...........................................    1,630,330     1,623,396     1,615,342
  Commercial............................................      214,892       213,510       212,867
  Industrial............................................        9,320         9,287         8,283
  Other.................................................        7,549         7,374         7,207
                                                          -----------   -----------   -----------
          Total.........................................    1,862,091     1,853,567     1,843,699
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Operating Revenues (thousands of dollars)
  Residential...........................................  $ 1,175,875   $ 1,037,099   $ 1,116,699
  Commercial............................................    1,678,011     1,554,956     1,575,547
  Industrial............................................      710,206       683,750       728,411
  Other sales...........................................       52,756        49,273        47,999
                                                          -----------   -----------   -----------
          Subtotal......................................    3,616,848     3,325,078     3,468,656
  Other Electric Revenues...............................       76,235        82,740        51,150
                                                          -----------   -----------   -----------
          Total Electric Operating Revenues.............  $ 3,693,083   $ 3,407,818   $ 3,519,806
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Sources of Electric Energy at time of Peak Load (1,000
  Kw):
  Generation............................................        6,894         6,665         7,655
  Purchased and net Interchanged........................        2,253         1,780         1,430
                                                          -----------   -----------   -----------
          Peak Load.....................................        9,147         8,445         9,085
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Installed Generating Capacity at time of Peak Load(1,000 Kw):
  Fossil................................................        4,356         4,686         4,595
  Nuclear...............................................        2,807         2,807         2,807
  Pumped Storage........................................          190           180           180
  Combustion Turbines...................................        3,121         2,810         2,810
  Other.................................................            5             5             5
                                                          -----------   -----------   -----------
          Total.........................................       10,479        10,488        10,397
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------
Total Electric Operating Expenses per Kwh of Total Sales
  (cents per Kwh).......................................         7.29          7.35          7.20
Temperature Humidity Index Hours........................       20,372        14,466        19,113
Load Factor.............................................         51.1%         53.2%         50.9%
Capacity Factor.........................................         33.8%         31.5%         33.1%

                                      GAS

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1993         1992         1991
                                                             ----------   ----------   ----------
Sources of Gas Supply (1,000 Therms):
  Sendout:
     Natural Gas...........................................   2,996,727    2,856,734    2,331,338
     Refinery Gas..........................................     159,131      158,121      166,021
     Other Manufactured Gas................................         702        1,358        1,470
                                                             ----------   ----------   ----------
  Gas purchased and produced (1,000 Therms)(A).............   3,156,560    3,016,213    2,498,829
     Less Company use (gas operations) and gas lost or
       unaccounted for.....................................      48,782       65,779       58,648
                                                             ----------   ----------   ----------
          Total Gas Sold...................................   3,107,778    2,950,434    2,440,181
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
Gas Fuel Costs (cents per therm):
  Natural Gas(B)...........................................       34.09        31.12        31.14
  Refinery Gas.............................................       26.47        23.60        20.73
  Other Manufactured Gas...................................       84.19       126.14           --
                                                             ----------   ----------   ----------
          Weighted average cost............................       33.71        30.77        30.53
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
Sales (1,000 Therms):
  Residential..............................................   1,280,128    1,265,270    1,140,887
  Commercial...............................................     943,054      939,021      893,069
  Industrial...............................................     876,421      739,508      399,385
  Other....................................................       8,175        6,635        6,840
                                                             ----------   ----------   ----------
          Total Sales of Gas...............................   3,107,778    2,950,434    2,440,181
                                                             ----------   ----------   ----------
  Transportation Service...................................     557,403      543,097      381,497
                                                             ----------   ----------   ----------
          Total Gas Sold and Transported...................   3,665,181    3,493,531    2,821,678
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
Average Number of Customers:
  Residential..............................................   1,317,294    1,305,708    1,294,974
  Commercial...............................................     161,161      159,402      162,527
  Industrial...............................................       9,988       10,220        7,216
  Other....................................................          15           15           15
                                                             ----------   ----------   ----------
          Total............................................   1,489,458    1,475,345    1,464,732
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
  Transportation Service Gas (TSG) Firm....................         178          153          116
     Non-Firm..............................................         151          128          122
     Co-generation.........................................           2            2            1
                                                             ----------   ----------   ----------
          Total TSG........................................         331          283          239
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
Operating Revenues (thousands of dollars):
  Residential..............................................  $  780,195   $  809,559   $  699,696
  Commercial...............................................     460,340      481,960      426,110
  Industrial...............................................     299,762      243,527      138,394
  Other sales..............................................       3,545        3,040        3,157
                                                             ----------   ----------   ----------
          Subtotal.........................................   1,543,842    1,538,086    1,267,357
  Transportation Service...................................      37,081       34,739       27,036
  Other Revenues...........................................      13,418       13,356       13,456
                                                             ----------   ----------   ----------
          Total Gas Operating Revenues.....................  $1,594,341   $1,586,181   $1,307,849
                                                             ----------   ----------   ----------
                                                             ----------   ----------   ----------
Total Gas Operating Expenses per therm sold (cents per
  therm)...................................................       47.04        50.58        49.92
Maximum 24-hour Gas Sendout (1,000 Therms).................      21,159       19,571       18,188
Daily Capacity at Time of Peak Sendout (1,000
  Therms)(reflects curtailments)...........................      27,148       25,833       25,088
Degree Days................................................       4,594        4,784        4,327

(A) Reflects changes in holder stock.

(B) Excludes contribution by electric department for gas reservation charge and natural gas refunds from suppliers.

EDHI

     EDHI, a wholly-owned, direct subsidiary of Enterprise, is incorporated under the laws of New Jersey and is the parent of EDC, CEA, PSRC, EGDC, Capital and Funding. EDHI's principal executive offices are located at One Riverfront Plaza, Newark, New Jersey 07102. EDHI intends to focus its efforts on its energy related core businesses, placing greater emphasis on its investment in the independent energy market. For a discussion of the impact on EDHI of PSE&G's Focused Audit Implementation Plan, see Regulation.

  EDC

     EDC, a New Jersey corporation, has its principal executive offices at 1000 Louisiana Street, Suite 2900, Houston, Texas 77002. EDC is an oil and gas exploration, development, production and marketing company with principal operations both onshore and offshore in the southern United States and has a growing international production base. EDC has been pursuing a program to attain and maintain its reserve base at approximately 900 billion cubic feet equivalent, both by acquiring proved oil and gas reserves, as well as through exploratory and development drilling. Year-end 1993 proven reserves were 538 billion cubic feet of gas and 45 million barrels of oil, a decrease of 3% and an increase of 20%, respectively, compared to 1992. As of December 31, 1993 and 1992, EDC's consolidated assets aggregated $679 million and $703 million, respectively. (See Regulation and Note 1 -- Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.)

  CEA

     CEA, a New Jersey corporation, has its principal executive offices at 1200 East Ridgewood Avenue, Ridgewood, New Jersey 07450. CEA invests in and participates in the development of cogeneration and power production facilities, which include QFs under PURPA and a foreign EWG. Pursuant to EDHI's business plan, CEA is expected to be the primary vehicle for its business growth. CEA's two direct subsidiaries, CEA New Jersey, Inc. (CEA New Jersey) and CEA USA, Inc. (CEA USA), hold certain of its investments. CEA New Jersey's subsidiaries invest in projects selling power to New Jersey utilities including PSE&G. CEA USA's subsidiaries invest in projects selling power to other domestic and foreign utilities. CEA and/or its subsidiaries and affiliates have investments in 18 cogeneration or power projects and one anthracite coal mine which are in operation or under development. Completion of the projects under construction cannot be assured. CEA continuously evaluates the status of project development and construction in light of the realities of timely completion and the costs incurred. As of December 31, 1993 and 1992, the status of CEA's projects was as follows:

                                                              1993                      1992
                                                     -----------------------   -----------------------
                                                     NUMBER OF   CEA'S SHARE   NUMBER OF   CEA'S SHARE
                      STATUS                         PROJECTS       (MW)       PROJECTS       (MW)
                                                     ---------   -----------   ---------   -----------
In Operation.......................................      17(A)       408           15(A)       215
Under Construction.................................       2           70            2          118
Advanced Development...............................    --          --               3          531

(A) Includes one anthracite coal mine.

     CEA's investments in QF projects have been undertaken with other participants because CEA, together with any other utility affiliate, may not own more than 50% of a QF under applicable law subsequent to the in-service date. CEA's projects are diversified geographically and technologically and are generally financed through non-recourse debt. CEA is an investor in these projects and the electricity produced by the facilities is not part of PSE&G's installed capacity. However, some of such power is being purchased by PSE&G pursuant to long-term contracts with the applicable projects.

     As of December 31, 1993 and 1992, CEA's consolidated assets aggregated $211 million and $161 million, respectively.

  PSRC

     PSRC, a New Jersey corporation, has its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102. PSRC makes diversified passive investments in assets that can provide funds for future growth as well as provide incremental earnings for Enterprise. Investments have been made in leveraged and direct financing leases, project financings, venture capital funds, leveraged buyout funds, real estate limited partnerships and marketable securities. The maturities of the portfolio's investments are also fairly diverse, with some having terms exceeding 30 years. PSRC's leveraged lease investments include various asset sectors from aircraft to nuclear power plants. Some of the transactions in which PSRC and its subsidiaries participate involve other equity investors. Pursuant to EDHI's business plan, PSRC will limit new investments to existing commitments and investments related to EDHI's core business.

     In January 1994, in response to regulatory changes occurring at both the national and state levels regarding the sale and distribution of natural gas (see Competition), PSRC formed a gas marketing subsidiary, Public Service Gas Marketing Company, which has entered into a partnership with two major utilities to market natural gas and associated services on an unregulated basis to commercial and industrial gas consumers nationwide. PSRC expects that the partnership will commence its marketing activities late in the first quarter of 1994.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On December 31, 1993, $139.5 million remained as PSRC's unfunded commitment subject to call. As of year end 1993 and 1992 PSRC investments aggregated $1.3 billion and $1.4 billion, respectively and were as follows:

                                INVESTMENTS                           1993       1992
        -----------------------------------------------------------  ------     ------
        Lease Agreements...........................................  $  831     $  823
        Limited Partnerships.......................................     374        380
        Securities.................................................      82        198
        Valuation Allowances.......................................     (10)        (5)
                                                                     ------     ------
                  Total............................................  $1,277     $1,396
                                                                     ------     ------
                                                                     ------     ------

  EGDC

     EGDC, a New Jersey corporation having its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102, is a diversified nonresidential real estate development and investment business. EGDC has investments in 11 commercial real estate properties (seven of which are developed) in several states. EGDC's strategy is to preserve and build the value of its assets to allow for the controlled disposition of its properties as the real estate market improves. As of December 31, 1993 and 1992, EGDC's consolidated assets aggregated $203 million and $260 million, respectively.

     In 1993, EGDC recorded a $77.6 million property impairment ($50.5 million after taxes) related to certain of its properties, including properties upon which EGDC's management altered its intent from a long-term investment strategy to a hold for sale status, reflecting such properties on its books at their net realizable value.

     For further discussion of EGDC, see MD&A -- Enterprise Earnings -- EDHI.

  CAPITAL

     Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Capital serves as a financing vehicle for EDHI's businesses, borrowing on their behalf on the basis of a support agreement with Enterprise. Intercompany borrowing rates are established with reference to market rates of interest at Capital's cost of funds. Capital will not have more than $750 million of debt outstanding at any time. In 1993, Enterprise agreed with the BRC to make a good faith effort to eliminate such Enterprise support within six to ten years. Capital's assets consist principally of demand notes of EDC, CEA, PSRC and EGDC. As of December 31, 1993 and 1992, Capital had privately placed $724.5 million and $750 million, respectively, of its long-term debt. For additional information, see Construction and Capital Requirements -- Financing Activities and MD&A -- Liquidity and Capital Resources -- EDHI.

  FUNDING

     Funding, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Funding serves as a financing vehicle for EDHI's businesses (excluding EGDC), borrowing on their behalf, as well as investing their short-term funds. Short-term investments are made only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established with reference to market rates of interest at Funding's cost of funds. Funding is providing both long and short-term capital for the nonutility businesses other than EGDC on the basis of an unconditional guaranty from EDHI, but without direct support from Enterprise. As of December 31, 1993 and 1992, Funding's assets consisted principally of demand notes of EDC, CEA and PSRC and their subsidiaries, all of which are pledged to Funding's lenders and which aggregated $296 million and $561 million, respectively. For additional information, see MD&A -- Liquidity and Capital Resources -- EDHI.

ITEM 2.  PROPERTIES.

PSE&G

     The statements under this Item as to ownership of properties are made without regard to leases, tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances and other outstanding rights affecting such properties, none of which is considered to be significant in the operations of PSE&G, except that PSE&G's First and Refunding Mortgage, (Mortgage), securing the bonds issued thereunder, constitutes a direct first mortgage lien on substantially all of such property.

     PSE&G maintains insurance coverage against loss or damage to its principal plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     The electric lines and gas mains of PSE&G are located over or under public highways, streets, alleys or lands, except where they are located over or under property owned by PSE&G or occupied by it under easements or other rights. These easements and rights are deemed by PSE&G to be adequate for the purposes for which they are being used. Generally, where payments are minor in amount, no examinations of underlying titles as to the rights of way for transmission or distribution lines or mains have been made.

  ELECTRIC PROPERTIES

     As of December 31, 1993, PSE&G's share of installed generating capacity was 10,479 MW, as shown in the following table:

                                             INSTALLED                            NET
                                             MEGAWATT    PRINCIPAL     HEAT    GENERATION    CAPACITY
             NAME AND LOCATION               CAPACITY    FUEL USED     RATE    (000 MWH)     FACTOR(a)
- -------------------------------------------- -------     ---------    ------   ---------     ---------
Fossil
Bergen, Ridgefield, N.J. ...................    570      Gas          13,349        438          8.8
Burlington, Burlington, N.J. ...............    180      Oil          24,901         19          1.2
Conemaugh, New Florence, PA. 22.50%(c)......    382      Coal          9,366      2,445         73.1
Hudson, Jersey City, N.J. ..................    983      Coal         10,875      2,348         53.3
Kearny, Kearny, N.J. .......................    292      Oil          14,590         77          3.0
Keystone, Shelocta, PA. 22.84%(c)...........    388      Coal          9,643      2,717         79.9
Linden, Linden, N.J. .......................    481      Oil          22,022         71          1.7
Mercer, Hamilton, N.J. .....................    627      Coal          9,787      2,660         48.4
Sewaren, Woodbridge Twp., N.J. .............    453      Gas          13,612        342          8.6
                                             -------                  ------   ---------     ---------
     Total Fossil...........................  4,356                   10,953     11,117         29.1
                                             -------                  ------   ---------     ---------
Nuclear (Capacity factor calculated in
  accordance with industries maximum
  dependable capability standards)
Hope Creek, Lower Alloways Creek, N.J.
  95%(b)(c).................................    979      Nuclear      10,729      8,362         97.7
Peach Bottom, Peach Bottom PA. 42.49%(b)....    886      Nuclear      10,803      5,904         76.5
Salem, Lower Alloways Creek, N.J.
  42.59%(b).................................    942      Nuclear      10,707      4,828         58.9
                                             -------                  ------   ---------     ---------
     Total Nuclear(c).......................  2,807                   10,748     19,094         78.0
                                             -------                  ------   ---------     ---------
Combustion Turbine
Bayonne, N.J. ..............................     42      Oil          19,551        0.8
Bergen, Ridgefield, N.J. ...................     59      Oil          12,520          1
Burlington, N.J. ...........................    632      Gas           9,477        224
Edison, Edison Township, N.J. ..............    504      Gas          14,476         31
Essex, Newark, N.J. ........................    621      Gas          13,501        232
Hudson, Jersey City, N.J. ..................    134      Oil              --        (.1)
Kearny, Kearny, N.J. .......................    510      Oil          16,880         38
Linden, Linden, N.J. .......................    326      Oil          21,218         10
Mercer, Hamilton, N.J. .....................    124      Oil          91,226        0.2
National Park, National Park, N.J. .........     19      Oil          31,260        0.1
Salem, Lower Alloways Creek, N.J.
  42.59%(b).................................     16      Oil          28,398        0.1
Sewaren, Woodbridge Township, N.J. .........    134      Oil              --        (.4)
                                             -------                  ------   ---------     ---------
     Total Combustion Turbine...............  3,121                   12,388      536.7          2.0
                                             -------                  ------   ---------     ---------
Diesel
Conemaugh, New Florence, PA., 22.50%(b).....      3      Oil           9,901         .3          1.1
Keystone, Shelocta, PA., 22.84%(b)..........      2      Oil           9,286         .6          4.1
                                             -------                  ------   ---------     ---------
     Total Diesel...........................      5                    9,464         .9          2.3
                                             -------                  ------   ---------     ---------
Pumped Storage
Yards Creek, Blairstown, N.J., 50%(b).......    190                                 261         15.7
                                             -------                  ------   ---------     ---------
                                                                                             ---------
     Total PSE&G............................ 10,479                   10,620     31,010         33.8
                                             -------                  ------   ---------     ---------
                                             -------                  ------   ---------     ---------

(a) Net generation divided by the product of weighted average generating capacity times total hours.

(b) PSE&G's share of jointly-owned facility.

(c) Excludes energy for pumping and synchronous condensers.

     For information regarding construction see Item 1. Business -- Construction and Capital Expenditures.

     As of December 31, 1993, PSE&G owned 40 switching stations with an aggregate installed capacity of 31,249,000 kilovolt-amperes, and 224 substations with an aggregate installed capacity of 7,194,000 kilovolt-amperes. In addition, 6 substations having an aggregate installed capacity of 133,000 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey. Also at that date, PSE&G owned undivided interests in similar jointly-owned facilities at jointly-owned generating facilities in New Jersey and Pennsylvania as indicated in the table above.

     As of December 31, 1993, PSE&G's transmission and distribution system included 148,272 circuit miles, of which 33,937 miles were underground, and 776,484 poles, of which 531,952 poles were jointly-owned. Approximately 99% of this property is located in New Jersey.

     In addition, as of December 31, 1993, PSE&G owned 4 electric distribution headquarters and 5 subheadquarters and leased 2 subheadquarters in 4 operating divisions all located in New Jersey. Also, PSE&G leases electric transmission headquarters and owns subheadquarters.

 GAS PROPERTIES

     As of December 31, 1993, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 297,300 Mcf. on an equivalent basis of 1,000 Btu/cubic foot) as shown in the following table:

                                                                            DAILY CAPACITY
                          PLANT                            LOCATION            (THERMS)
        ------------------------------------------    ------------------    --------------
        Burlington LNG............................    Burlington, N.J.           773,000
        Camden LPG................................    Camden, N.J.               280,000
        Central LPG...............................    Edison Twp., N.J.          960,000
        Harrison LPG..............................    Harrison, N.J.             960,000
                                                                            --------------
                  Total...........................                             2,973,000
                                                                            --------------
                                                                            --------------

     As of December 31, 1993, PSE&G owned and operated approximately 15,172 miles of gas mains, owned 12 gas distribution headquarters and one subheadquarter and leased one other subheadquarter all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 26 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by pipeline companies.

OFFICE BUILDINGS AND FACILITIES

     PSE&G leases substantially all of a 26-story office tower for its corporate headquarters at 80 Park Plaza, Newark, N. J., together with an adjoining three-story building. PSE&G also leases other office space at various locations throughout New Jersey for district offices and offices for various corporate groups and services. PSE&G also owns various other sites for training, testing, parking, records storage, research, repair and maintenance, warehouse facilities and for other purposes related to its business.

     EDHI owns no real property. EDHI leases its corporate headquarters at One Riverfront Plaza, Newark, New Jersey 07102. For a brief general description of the properties of the subsidiaries of EDHI, see Item 1. Business -- EDHI.

ITEM 3.  LEGAL PROCEEDINGS.

     See the following under Business, at the pages indicated:

     (1) Page 3. Proceedings before FERC relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19(NOI).)

     (2) Page 3. Proceedings before FERC relating to restructuring of natural gas industry pursuant to Orders 636. (In Re Pipeline Service Obligations and Revisions to Regulations Governing Self-Implementing Transportation Under Part 284 of the Commission's Regulations, Docket No. RM91-11-000).

     (3) Page 8. Proceedings before the BRC relating to PSE&G's LGAC, filed November 3, 1993, in Docket No. GR91071226J.

     (4) Page 18. Appeal by an association of competitors of PSE&G of the NJDEPE's air permit for Phase I of the repowering of PSE&G's Bergen station to the Appellate Division of the New Jersey Superior Court.

     (5) Page 22. Requests filed in 1974 and later supplemented, to EPA and NJDEPE to establish thermal discharges and intake structures for PSE&G's electric generating stations (Sewaren Generating Station, NJ 0000680; Bergen Generating Station, NJ 0000621; Hudson Generating Station, NJ 0000647; Kearny Generating Station, NJ 0000655; Salem Generating Station, NJ 0005622; Linden Generating Station, NJ 0000663).

     (6) Page 24. On November 7, 1988, PSE&G filed a lawsuit in the United States District Court for the District of New Jersey against Associated Electric & Gas Insurance Services, Ltd., Certain Underwriters at Lloyd's London, and Certain London Market Companies (PSE&G v. AEGIS, et al., Civ. Action No. 884811.) The suit seeks insurance coverage from these insurers for claims that have been made against PSE&G by the NJDEPE and certain private parties. The claims concern alleged contamination at former gas manufacturing plant sites in New Jersey that are either currently owned by PSE&G or that were previously owned by PSE&G or one of its predecessors.

     (7) Pages 24 through 29. Various administrative actions, claims, litigation and requests for information by federal and/or state agencies, and/or private parties, under CERCLA, RCRA, and state environmental laws to compel PRPs, which may include PSE&G, to provide information with respect to transportation and disposal of hazardous substances and wastes, and/or to undertake or contribute to the costs of investigative and/or cleanup actions at various locations because of actual or threatened releases of one or more potentially hazardous substances and/or wastes. As part of one of the administrative actions by NJDEPE, PSE&G has signed ACO's with NJDEPE in the matter of its former gas plant sites: South Amboy, Morristown, Bordentown, Gloucester, Bayonne (Hobart Avenue), Woodbury, Riverton and Paterson.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Enterprise and PSE&G, inapplicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANTS.

     Enterprise and PSE&G. Information regarding executive officers required by this Item is set forth in Part III, Item 10 hereof.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Enterprise's Common Stock is listed on the New York Stock Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by Enterprise, its corporate parent. As of December 31, 1993, there were 192,999 holders of record of Enterprise Common Stock.

     The following table indicates the high and low sale prices for Enterprise's Common Stock, as reported in The Wall Street Journal as Composite Transactions and dividends paid for the periods indicated:

                                                                                   DIVIDEND
                                                                  HIGH     LOW     PER SHARE
                                                                  ----     ---     ---------
         Common Stock:
           1993
              First Quarter.....................................  34 1/4    30        .54
              Second Quarter....................................  35        31 7/8    .54
              Third Quarter.....................................  36 1/8    34        .54
              Fourth Quarter....................................  35 1/4    30        .54
           1992
              First Quarter.....................................  29 1/2   26 1/2     .54
              Second Quarter....................................  28 1/8   25 3/8     .54
              Third Quarter.....................................  28 3/8   26 5/8     .54
              Fourth Quarter....................................  31 3/8   27 3/8     .54

     Since 1986, PSE&G has made regular cash payments to Enterprise in the form of dividends on outstanding shares of PSE&G's Common Stock. PSE&G has paid quarterly dividends on its common stock in each year commencing in 1948, the year of the distribution of PSE&G's common stock by Public Service Corporation of New Jersey, the former parent of PSE&G. Beginning in 1992, EDHI has made regular cash payments to Enterprise in the form of dividends on outstanding shares of EDHI's common stock. Enterprise has paid quarterly dividends in each year commencing with the corporate restructuring of PSE&G when Enterprise became the owner of all the outstanding common stock of PSE&G. While the Board of Directors of Enterprise intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon Enterprise's future earnings, financial requirements and other factors.

     The ability of Enterprise to declare and to pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G has restrictions on the payments of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage and certain debenture bond indentures. Under these restrictions, dividends on PSE&G's common stock may be paid only out of PSE&G's earned surplus and may not reduce PSE&G's earned surplus to less than $10,000,000. PSE&G dividends on common stock would be limited to 75% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce PSE&G's Stock Equity to less than 33 1/3% of PSE&G's Total Capitalization and would be limited to 50% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce Stock Equity to less than 25% of PSE&G's Total Capitalization, as each of said terms is defined in PSE&G's said debenture bond indentures. None of these restrictions presently limits the payment of dividends out of current earnings. The amount of Enterprise's and PSE&G's consolidated retained earnings free of these restrictions at December 31, 1993 was $1.351 billion and $1.171 billion, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

  ENTERPRISE

     The information presented below should be read in conjunction with Enterprise Consolidated Financial Statements and Notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                 1993           1992           1991           1990           1989
                              -----------    -----------    -----------    -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $ 5,705,559    $ 5,356,781    $ 5,091,658    $ 4,799,239    $ 4,804,279
Net Income..................  $   600,933    $   504,117    $   543,035    $   403,663    $   523,435
Earnings per average share
  of Common Stock...........  $      2.50    $      2.17    $      2.43    $      1.90    $      2.53
Dividends paid per share of
  Common Stock..............  $      2.16    $      2.16    $      2.13    $      2.09    $      2.05
As of December 31:
  Total Assets..............  $16,305,164    $14,754,709    $14,452,565    $13,693,469    $12,799,398
     Long-Term Liabilities:
       Capital Lease
          Obligations.......  $    52,530    $    53,104    $    54,617    $    54,073    $    54,513
       Long-Term Debt.......  $ 5,256,321    $ 4,977,579    $ 5,128,373    $ 4,668,024    $ 4,293,578
Preferred Stock with
  mandatory redemption......  $   150,000    $    75,000    $        --    $        --    $        --
Ratio of Earnings to Fixed
  Charges plus Preferred
  Stock Dividend
  Requirements (A)..........         2.59           2.30           2.54           2.09           2.60

(A) Fixed charges include the preferred stock dividend requirements of PSE&G.

  PSE&G

     The information presented below should be read in conjunction with PSE&G Consolidated Financial Statements and Notes thereto.

                                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                 1993           1992           1991           1990           1989
                              -----------    -----------    -----------    -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $ 5,287,424    $ 4,994,000    $ 4,807,892    $ 4,569,164    $ 4,642,383
Net Income..................  $   614,868    $   475,936    $   545,479    $   537,619    $   544,374
As of December 31:
  Total Assets..............  $13,959,806    $12,250,834    $12,008,058    $11,632,429    $11,116,262
     Long-Term Liabilities:
       Capital Lease
          Obligations.......  $    52,530    $    53,104    $    53,617    $    54,073    $    54,513
       Long-Term Debt.......  $ 4,364,437    $ 3,978,138    $ 3,933,389    $ 3,733,444    $ 3,524,210
Preferred Stock with
  mandatory redemption......  $   150,000    $    75,000    $        --    $        --    $        --
Ratio of Earnings to Fixed
  Charges...................         3.30           2.70           3.20           3.10           3.21
Ratio of Earnings to Fixed
  Charges plus Preferred
  Stock Dividend
  Requirements..............         2.89           2.43           2.86           2.79           2.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                   ENTERPRISE

     Following are the significant factors affecting the consolidated financial condition and the results of operations of Public Service Enterprise Group Incorporated (Enterprise) and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes of Enterprise and should be read in conjunction with such statements and notes.

OVERVIEW

     Enterprise has two direct wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey.

     PSE&G has a finance subsidiary, PSE&G Fuel Corporation (Fuelco), providing financing, unconditionally guaranteed by PSE&G, of up to $150 million aggregate principal amount at any one time of a 42.49% interest in the nuclear fuel acquired for Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom). PSE&G also has a nonutility subsidiary, Public Service Conservation Resources Corporation (PSCRC), which offers demand side management (DSM) services to utility customers.

     EDHI is the parent of Enterprise's other nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration, development, production and marketing company; Community Energy Alternatives Incorporated
(CEA), an investor in and developer of cogeneration and power production facilities; Public Service Resources Corporation (PSRC), which makes diversified passive investments; and Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), which has provided up to $750 million of privately-placed debt financing on the basis of a support agreement from Enterprise and Enterprise Capital Funding Corporation (Funding), which provides privately-placed debt financing guaranteed by EDHI but without direct support from Enterprise.

     As of December 31, 1993 and December 31, 1992, PSE&G comprised 86% and 83%, respectively, of Enterprise assets. For the years 1993, 1992 and 1991, PSE&G revenues were 93%, 93% and 94%, respectively, of Enterprise revenues and PSE&G earnings available to Enterprise for such years were 96%, 88% and 95%, respectively, of Enterprise net income.

     Pursuant to the Focused Audit Implementation Plan approved by the New Jersey Board of Regulatory Commissioners (BRC) regarding operations and intercompany relationships between PSE&G and EDHI, in 1993 Enterprise agreed with the BRC, among other things, that it will not permit its investment in EDHI to exceed 20% of its consolidated assets without prior notice to the BRC, that the PSE&G Board will make an annual certification that the business and financing plans of EDHI will not adversely affect PSE&G, that debt supported by the support agreement between Enterprise and Capital will be limited to $750 million, that a good faith effort will be made to eliminate such support over the next six to ten years and that EDHI will pay PSE&G an affiliation fee of $2 million a year, to be proportionately reduced as the amount of debt under the support agreement is reduced.

     The major factors which will affect Enterprise's future results include general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of required regulatory approvals, including rate relief to PSE&G, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

PSE&G ENERGY AND FUEL ADJUSTMENT CLAUSES

     PSE&G has fuel and energy tariff rate adjustment clauses which are designed to permit adjustments for changes in electric energy and gas supply costs and certain other costs as approved by the BRC, when compared to cost recovery included in base rates. Charges under the clauses are primarily based on energy and gas supply costs which are normally projected over twelve-month periods. The changes in the Levelized Gas Adjustment Clause (LGAC) and the Levelized Energy Adjustment Clause (LEAC) do not directly affect earnings because such costs are adjusted monthly to match amounts recovered through revenues. However, the carrying of underrecovered costs ultimately increases financing costs. PSE&G is also required to pay interest on net overrecovered costs. Under the clauses, if actual costs differ from the costs recovered, the amount of the underrecovery or overrecovery is deferred and is reflected in the average cost used to determine the fuel and energy tariff rate adjustment for the period in which it is recovered or repaid. Actual costs otherwise includable in the LEAC are subject to adjustment by the BRC in accordance with PSE&G's nuclear performance standard. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were $2.50 in 1993, $2.17 in 1992 and $2.43 in 1991. The changes are summarized as follows:

                                                                 1993 VS. 1992    1992 VS. 1991
                                                                 --------------   --------------
                                                                           PER              PER
                                                                 AMOUNT   SHARE   AMOUNT   SHARE
                                                                 ------   -----   ------   -----
                                                                (MILLIONS, EXCEPT PER SHARE DATA)
PSE&G
  Revenues (net of fuel costs and gross receipts taxes)......... $ 347    $1.49   $ (43)  $(.19)
  Peach Bottom Settlement (net of Federal income taxes of $17
     million)...................................................   (33)    (.14)     33     .15
  Other operation expenses......................................   (62)    (.26)    (49)   (.22)
  Maintenance expenses..........................................     3      .01       8     .03
  Depreciation and amortization expenses........................   (15)    (.06)    (22)   (.10)
  Federal income taxes..........................................  (113)    (.49)     53     .24
  Other taxes...................................................    (1)      --      (9)   (.04)
  Other income..................................................    --       --       2     .01
  Interest charges..............................................    12      .05     (36)   (.16)
  Allowance for Funds Used During Construction (AFDC)...........    --       --      (4)   (.02)
  Preferred Stock Dividend Requirements.........................    (6)    (.02)     (3)   (.01)
  Other income and expenses.....................................     1       --      (2)   (.01)
                                                                 ------   -----   ------   -----
     Earnings Available to Enterprise...........................   133      .58     (72)   (.32)
                                                                 ------   -----   ------   -----
EDHI............................................................   (36)    (.16)     33     .14
                                                                 ------   -----   ------   -----
          Net Income............................................ $  97      .42   $ (39)   (.18)
                                                                 ------   -----   ------   -----
                                                                 ------           ------
Effect of additional shares of Enterprise Common Stock issued...           (.09)           (.08)
                                                                          -----            -----
          Total.................................................          $ .33           $(.26)
                                                                          -----            -----
                                                                          -----            -----

     The average shares of Enterprise Common Stock outstanding were 240,663,599 for 1993 and 232,306,492 for 1992.

  PSE&G

     In 1993, excluding the $33 million net effect of the 1992 settlement of litigation against Philadelphia Electric Company, now known as PECO Energy Company (PECO) in connection with the 1987 shutdown of Peach Bottom by the Nuclear Regulatory Commission (1992 Settlement), PSE&G's earnings available to Enterprise increased by $166 million. The principal contributing factors to the increase in earnings available to Enterprise were PSE&G's higher electric and gas base rates that became effective January 1, 1993 and a substantial increase in electric kilowatthour sales. (See PSE&G Electric and Gas Revenues, below.) The increase in electric sales was primarily due to the abnormally warm weather. Partially offsetting the increase in earnings were higher other operation expenses (comprised primarily of labor and employee benefits costs and miscellaneous nuclear production costs), higher depreciation and amortization and higher Federal income taxes resulting from increased pre-tax operating income and an increase in the Federal corporate income tax rate, effective January 1993. (See Note 9 -- Federal Income Taxes of Notes to Consolidated Financial Statements.)

     In 1992, excluding the $33 million net effect of the 1992 Settlement, PSE&G's earnings available to Enterprise declined by $105 million. This decline was principally due to the 1.7% decrease in electric kilowatthour sales resulting from significantly cooler weather during 1992 and higher other operation expenses (comprised primarily of labor and employee benefits costs and miscellaneous nuclear production costs). Also contributing to the decrease in earnings were increased interest charges resulting from timing of refunding operations and higher depreciation and amortization expenses. Partially offsetting the decrease in earnings were lower maintenance expenses at certain of PSE&G's fossil fuel generating stations and at Peach Bottom and lower Federal income taxes resulting from lower pre-tax operating income.

  EDHI

     The net income of EDHI was $24 million in 1993, a decrease of $36 million from 1992. As a result of a management review of each of EGDC's property's current value and the potential for increasing such value through operating and other improvements, EGDC recorded an impairment related to certain properties, including properties upon which management revised its intent from a long-term investment strategy to a short-term hold for sale status, reflecting such properties on its books at their net realizable value. This impairment reduced EDHI earnings by $51 million, after tax, or 21 cents per share of Enterprise Common Stock. Partially offsetting this decrease was an increase in the earnings of EDC due to the higher price of natural gas. Exclusive of the recorded impairment, EDHI net income would have been $75 million for 1993.

     The net income of EDHI was $60 million in 1992, an increase of $33 million from 1991. The increase in EDHI net income was due primarily to an increase in EDC net income of $23 million resulting from higher natural gas prices and volumes and an $8 million increase in CEA net income due to improved performance of certain projects and the sale of its interest in various projects.

DIVIDENDS

     The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G has made regular payments to Enterprise in the form of dividends on outstanding shares of its common stock since Enterprise was formed in 1986. In addition, commencing in 1992, EDHI has also made payments to Enterprise in the form of dividends on its outstanding common stock.

     Dividends paid to holders of Enterprise Common Stock increased $18 million during 1993 compared to 1992 and increased $27 million during 1992 compared to 1991. The increase in the 1993 dividend payment over 1992 was due to the issuance of additional shares of Enterprise Common Stock. The increase in the 1992 dividend payment over 1991 was due to the issuance of additional shares of Enterprise Common Stock and a one cent per share increase in the quarterly dividend rate for the first three quarters of 1992 compared to the same periods of 1991.

     Dividends paid to holders of PSE&G Preferred Stock increased $6 million during 1993 compared to 1992 and $3 million during 1992 compared to 1991. The increase in 1993 dividend payments over 1992 dividend payments was due to the issuance and sale of 750,000 shares of 5.97% Preferred Stock on March 17, 1993 and the issuance and sale of 750,000 shares of 7.44% Preferred Stock on June 23, 1992, while the increase in 1992 dividend payments over 1991 dividend payments was due to the issuance and sale of the 7.44% Preferred Stock.

REVENUES

  PSE&G ELECTRIC

     Revenues increased $285 million, or 8.4%, in 1993 from 1992; 1992 revenues decreased $92 million, or 2.6%, compared to 1991. The significant components of these changes follow:

                                                                 INCREASE OR (DECREASE)
                                                             -------------------------------
                                                             1993 VS. 1992     1992 VS. 1991
                                                             -------------     -------------
                                                                       (MILLIONS)
    Kilowatthour sales.....................................      $  67             $ (65)
    Base rate increase effective January 1, 1993...........        244                --
    Tax Reform Act of 1986 (TRA-86)........................         13                (6)
    Recovery of energy costs...............................        (52)               (6)
    New Jersey Gross Receipts and Franchise Taxes
      (NJGRT)..............................................         17               (15)
    Other operating revenues...............................         (4)               --
                                                                ------            ------
              Total Electric Revenues......................      $ 285             $ (92)
                                                                ------            ------
                                                                ------            ------

     Changes in kilowatthour sales by customer category are described below:

                                                                 INCREASE OR (DECREASE)
                                                             ------------------------------
                                                                                 1992 VS.
                                                             1993 VS. 1992         1991
                                                             -------------     ------------
    Residential............................................        8.3%            (6.6)%
    Commercial.............................................        3.7             (0.8)
    Industrial.............................................       (1.0)            (1.1)

     1993 -- The increase in electric revenues over 1992 was primarily due to the base rate increase which became effective January 1, 1993, partially offset by the larger LEAC credit also effective January 1, 1993. Abnormally warm weather resulted in a significant increase in weather sensitive sales during 1993. Increased competition from nonutility generators (NUGs) and an unscheduled maintenance shutdown at PSE&G's largest industrial customer negatively impacted industrial sales.

     1992 -- The reduction in electric revenues from 1991 was due to a 1.7% reduction in kilowatthour sales resulting from reduced weather-sensitive load. Industrial and commercial sales also declined reflecting the effect of New Jersey's weak economy. Competition from NUGs continued to negatively impact industrial sales.

  PSE&G GAS

     Revenues increased $8 million, or 0.5%, during 1993 over 1992; 1992 revenues increased $278 million or 21.3% over 1991. The significant components of these changes follow:

                                                                 INCREASE OR (DECREASE)
                                                             ------------------------------
                                                                                 1992 VS.
                                                             1993 VS. 1992         1991
                                                             -------------     ------------
                                                                       (MILLIONS)
    Therm sales............................................      $ (29)            $ 36
    Base rate increase effective January 1, 1993...........         48               --
    TRA-86.................................................         --                3
    Recovery of fuel costs.................................         15              216
    NJGRT..................................................         (5)              16
    Other operating revenues...............................        (21)               7
                                                                ------           ------
              Total Gas Revenues...........................      $   8             $278
                                                                ------           ------
                                                                ------           ------

     Changes in gas sold or transported by customer category are described below:

                                                                 INCREASE OR (DECREASE)
                                                             -------------------------------
                                                             1993 VS. 1992     1992 VS. 1991
                                                             -------------     -------------
    Residential............................................        1.2%             10.9%
    Commercial.............................................         .4               5.1
    Industrial.............................................       18.5              85.2
    Transportation Service.................................        2.6              42.4

     1993 -- The increase in gas revenues over 1992 was primarily attributable to the base rate increase which became effective January 1, 1993 and the higher recovery of fuel related costs. Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage for electric generation continues to increase. Transportation service sales reflect the movement of some interruptible customers to transportation service.

     1992 -- Revenues for 1992 increased over 1991 due principally to the recovery of fuel costs resulting from higher levels of weather-sensitive therm sales and an increase in the LGAC authorized by the BRC, effective January 1, 1992. The increase in residential and firm commercial sales, which represent the majority of PSE&G gas revenues, was principally attributable to the colder weather. Higher industrial and transportation service sales over 1991 were due to cogeneration customer growth.

  EDHI

     EDHI revenues increased $33 million, or 8% during 1993 over 1992; 1992 revenues increased $72 million, or 22% in 1992 over 1991. The significant components contributing to such results were as follows:

                                                                 INCREASE OR (DECREASE)
                                                             -------------------------------
                                                             1993 VS. 1992     1992 VS. 1991
                                                             -------------     -------------
                                                                       (MILLIONS)
    EDC....................................................      $  30              $35
    CEA....................................................         10               15
    PSRC...................................................        (11)              15
    EGDC...................................................          4                7
                                                                ------              ---
              Total EDHI Revenues..........................      $  33              $72
                                                                ------              ---
                                                                ------              ---

     1993 -- EDC was the largest contributor to the EDHI revenue increase due to the higher price of natural gas, partially offset by lower sales to PSE&G. CEA revenues increased as a result of greater income from partnership operating projects. PSRC revenues decreased due to unrealized losses on investments and lower income from leases.

     1992 -- The increase in 1992 revenues over 1991 was due to higher revenues of each of EDHI's operating subsidiaries. EDC's higher revenues were principally attributable to increased sales and higher gas prices in 1992. CEA's increased revenues were derived from higher partnership income and gains on the sales of certain partnership interests in 1992. PSRC's greater revenues were attributable to increased gains on investments and higher income from partnerships and leases, net of pre-tax valuation allowances and a write-off totaling $35 million, primarily related to the loss on its investment in the Second National Federal Savings Bank of Salisbury, Maryland. EGDC's increased revenues resulted from higher rental and partnership income.

PSE&G ELECTRIC ENERGY COSTS

     Electric energy costs decreased $59 million or 7.7% in 1993 compared to 1992 and $5 million or .6% in 1992 compared to 1991. The significant components of these changes follow:

                                                                 INCREASE OR (DECREASE)
                                                             -------------------------------
                                                             1993 VS. 1992     1992 VS. 1991
                                                             -------------     -------------
                                                                       (MILLIONS)
    Change in prices paid for fuel and power purchases.....      $  18             $   7
    Kilowatthour generation................................         29               (20)
    Adjustment of actual costs to match recoveries through
      revenues(A)..........................................       (106)                8
                                                             -------------        ------
              Total Electric Energy Costs..................      $ (59)            $  (5)
                                                             -------------        ------
                                                             -------------        ------

(A) Reflects the change in the deferred over(under)recovered energy costs, which in the years 1993, 1992 and 1991 amounted to $(93) million, $13 million and $5 million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and
    Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

     1993 -- The decrease in total costs was the result of an adjustment in the recovery of energy costs resulting from the base rate case decision effective January 1, 1993, partially offset by a 17% increase in nuclear kilowatthour generation and an 11% increase in purchased power costs.

     1992 -- The decrease in total costs resulted from lower kilowatthour generation due primarily to a reduction in weather-sensitive load. Higher prices paid for fuel and power purchases resulted principally from the need to purchase power due to outages at various times of the Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2), in which PSE&G owns 42.59% of undivided interest. Kilowatthour generation from the Salem units declined 31% in 1992 compared to 1991. (See Note 12 -- Commitments and Contingent Liabilities -- Nuclear Performance Standard of Notes to Consolidated Financial Statements.)

GAS SUPPLY COSTS

     Gas supply costs increased $39 million or 4.6% in 1993 compared to 1992 and $223 million or 35.0% in 1992 compared to 1991. The significant components of these changes follow:

                                                                 INCREASE OR (DECREASE)
                                                             -------------------------------
                                                             1993 VS. 1992     1992 VS. 1991
                                                             -------------     -------------
                                                                       (MILLIONS)
    Change in prices paid for gas supplies.................      $ 117             $  25
    Therm sendout..........................................         41               147
    Refunds from pipeline suppliers........................         33               (33)
    Adjustment of actual costs to match recoveries through
      revenues(A)..........................................       (152)               84
                                                             -------------     -------------
              Total Gas Supply Costs.......................      $  39             $ 223
                                                             -------------     -------------
                                                             -------------     -------------

(A) Reflects the change in the deferred over(under)recovered gas supply costs, which in the years 1993, 1992 and 1991 amounted to $(100) million, $52 million and $(32) million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

     1993 -- The increase in total costs was principally due to greater sales to NUGs and other customers, higher gas costs and higher therm sendout resulting from the colder 1993 winter season compared to the 1992 winter season. The increase in costs was reduced by deferred underrecovered 1993 gas costs resulting from the BRC approved adjustment in PSE&G's LGAC, effective January 1, 1993 of $71 million on an annualized basis through December 31, 1993. The adjustment reflects lower gas costs and the inclusion of $15.1 million of conservation program costs in LGAC. In addition, gas customers received $45 million of credits during the first quarter of 1993.

     1992 -- The increase in total costs was principally due to greater therm sendout resulting from the colder 1992 weather compared to 1991 and increased sales to NUGs.

LIQUIDITY AND CAPITAL RESOURCES

     Enterprise's liquidity is affected by maturing debt (see Note 6 -- Schedule of Consolidated Long-Term Debt of Notes to Consolidated Financial Statements), investment and acquisition activities and the capital requirements of PSE&G's construction program. Capital resources available to meet such requirements depend upon the factors noted above under Overview.

  PSE&G

     For 1993, PSE&G had utility plant additions, including AFDC, of $890 million, an increase of $63 million versus 1992 additions of $827 million. Additions in 1992 increased $14 million from 1991 additions of $813 million. AFDC for 1993, 1992 and 1991 amounted to $27 million, $26 million and $30 million, respectively. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. Construction expenditures from 1994 through 1998 are expected to aggregate $4.2 billion. (See Construction, Investments and Other Capital Requirements Forecast below.)

     PSE&G expects that it will be able to generate internally a majority of its capital requirements including construction expenditures over the next five years, assuming adequate and timely rate relief as to which no assurances can be given. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

     Legislation effective January 1, 1992 phases in an acceleration of payment of the NJGRT during 1992-94, so that for 1994 and for each year thereafter PSE&G will be paying its estimated current year's NJGRT liability in April of each such year. In April 1993, PSE&G paid $899 million (its 1992 NJGRT plus 50% of its estimated 1993 NJGRT). In April 1994, PSE&G will be required to pay approximately $850 million (the remainder of its 1993 NJGRT plus its 1994 estimated NJGRT). Pending collection from customers, PSE&G is required to finance such NJGRT payments.

  EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. EDHI intends to focus its efforts on CEA and EDC, its energy-related core businesses. CEA is expected to be the primary vehicle for its business growth and EDC is projected to attain and maintain a reserve base at approximately 900 billion cubic feet equivalent, approximately 11% above the year-end 1993 level. PSRC will limit new investments, while EGDC will exit the real estate business in a prudent manner. This strategy places greater emphasis on its investment in the independent energy market. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On December 31, 1993, $139.5 million remained as PSRC's unfunded commitment subject to call.

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of December 31, 1993 and 1992, EDHI had consolidated debt to equity ratios of 1.34:1 and 1.84:1 and, for the years ended December 31, 1993 and 1992, EBIT coverage ratios, which exclude the effect of EGDC, of 2.13:1 and 1.88:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given. (See Construction, Investments and Other Capital Requirements Forecast and Note 6 -- Schedule of Consolidated Long-Term Debt of Notes to Consolidated Financial Statements.)

  CONSTRUCTION, INVESTMENTS AND OTHER CAPITAL REQUIREMENTS FORECAST

     The estimated construction requirements of PSE&G, including AFDC, investments and other capital requirements of PSE&G and EDHI for 1994 through 1998 are based on expected project completion dates and include anticipated escalation due to inflation of approximately 4% for utility projects and are as follows:

                                        1994       1995       1996       1997       1998      TOTAL
                                       ------     ------     ------     ------     ------     ------
                                                           (MILLIONS OF DOLLARS)
PSE&G
ELECTRIC
  Nuclear Production Facilities......  $  114     $   82     $   87     $   95     $   87     $  465
  Nuclear Fuel.......................      74        102         99         94        114        483
  Transmission and Distribution......     218        196        204        216        221      1,055
  Other Production...................     321        138        139        170        252      1,020
  Conservation and Other.............      47         42         91         17         41        238
                                       ------     ------     ------     ------     ------     ------
  Total Electric.....................     774        560        620        592        715      3,261
                                       ------     ------     ------     ------     ------     ------
GAS
  Production Facilities..............       2          2          2         --         --          6
  Transmission and Distribution......     144        136        140        142        142        704
                                       ------     ------     ------     ------     ------     ------
  Total Gas..........................     146        138        142        142        142        710
                                       ------     ------     ------     ------     ------     ------
Miscellaneous Corporate..............      56         47         45         46         48        242
                                       ------     ------     ------     ------     ------     ------
          Total Construction
            Requirements of PSE&G....     976        745        807        780        905      4,213
                                       ------     ------     ------     ------     ------     ------
EDHI.................................     326        177        193        194        285      1,175
                                       ------     ------     ------     ------     ------     ------
Mandatory Retirement of Securities:
  PSE&G..............................      60        310         --        300        118        788
  EDHI...............................     106        190         91        125        204        716
                                       ------     ------     ------     ------     ------     ------
                                          166        500         91        425        322      1,504
                                       ------     ------     ------     ------     ------     ------
  Working Capital and Other-net......     247         90         56         33         17        443
                                       ------     ------     ------     ------     ------     ------
  Total Capital Requirements.........  $1,715     $1,512     $1,147     $1,432     $1,529     $7,335
                                       ------     ------     ------     ------     ------     ------
                                       ------     ------     ------     ------     ------     ------

     While the above forecast includes capital costs to comply with revised Clean Air Act (CAA) requirements through 1998, it does not include additional requirements being developed under the CAA by Federal and State agencies. Such additional costs cannot be reasonably estimated at this time. PSE&G believes that such CAA costs would be recoverable from electric customers. Not included in PSE&G's estimated construction expenses is the capital cost of compliance with the New Jersey Department of Environmental Protection and Energy (NJDEPE) draft permit issued October 3, 1990 pursuant to the Federal Water Pollution Control Act with respect to Salem 1 and 2 which, if adopted as proposed, would require the immediate shutdown of both units pending retrofit with cooling towers. On June 24, 1993, NJDEPE issued a revised draft permit that would permit Salem to continue to operate with once-through cooling and would require PSE&G to make certain plant modifications and to take certain other actions to enhance the ecology of the affected water body. The public comment period with respect to the revised draft permit expired on January 15, 1994. While a final permit is expected to be issued sometime in the second quarter of 1994, no assurances can be given as to the timing of any final agency determination. The capital cost of complying with the revised permit is estimated at approximately $75 million, PSE&G's share of which is included in the above forecast. Nevertheless, if cooling towers are ultimately required, PSE&G estimates that it would take at least four years, and between $720 million and $2.0 billion in capital, operation and maintenance costs and replacement power costs to retrofit Salem with cooling towers. PSE&G's share of any such costs would be 42.59%. In addition, the estimate does not include costs associated with the proposed Phase II of the repowering of PSE&G's Bergen Generating Station.

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Although net income increased $97 million for 1993 (See Enterprise Earnings and Revenues), net cash provided by operating activities decreased by $332 million from 1992 to $1.008 billion. This decrease was primarily due to an underrecovery of electric energy and gas costs through PSE&G's LEAC and LGAC, increased NJGRT payments and a decrease in amortization of property abandonments and write-downs. Partially offsetting these cash outflows were the increase in net income, increases in deferred income taxes and inventory decreases in fuel and materials and supplies.

     Although net income decreased $39 million for 1992 (See Enterprise Earnings and Revenues), Enterprise's cash provided by operating activities increased by $185 million from 1991 to $1.340 billion. This increase was primarily due to greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and increases in accounts payable. Partially offsetting these cash inflows were inventory increases in fuel and materials and supplies and decreases in deferred income taxes.

  EXTERNAL FINANCINGS

                      CASH FLOWS FROM FINANCING ACTIVITIES

                                                           1993          1992         1991
                                                          -------       -------       -----
                                                                (MILLIONS OF DOLLARS)
    Enterprise:
      Issuance of Common Stock(A).......................  $   273       $   237       $ 219
                                                          -------       -------       -----
      Cash Dividends paid on Common Stock(B)............     (522)         (503)       (476)
                                                          -------       -------       -----
    PSE&G:(C)
      Net increase (decrease) in Short-Term Debt(D).....      275            92        (321)
      Issuance of Long-Term Debt(E).....................    1,973           850         750
      Redemptions of Long-Term Debt and Other
         Obligations....................................   (1,717)       (1,032)       (171)
      (Deferral) Amortization of Debt Expense -- net....      (58)          (13)          5
      Issuance of Preferred Stock(F)....................       75            75          --
      Other.............................................       (1)           (1)         --
                                                          -------       -------       -----
              Total PSE&G...............................      547           (29)        263
                                                          -------       -------       -----
    EDHI:(G)
      Net decrease in Short-Term Debt...................      (90)          (89)        (49)
      Issuance of Long-Term Debt........................      165            30         264
      Redemptions of Long-Term Debt.....................     (367)          (27)        (81)
      Other.............................................       (6)           (4)          2
                                                          -------       -------       -----
              Total EDHI................................     (298)          (90)        136
                                                          -------       -------       -----
    Net cash provided by (used in) financing
      activities........................................  $ --          $  (385)      $ 142
                                                          -------       -------       -----
                                                          -------       -------       -----

(A) During 1993, Enterprise issued and sold 4,400,000 shares of Common Stock through a public offering through underwriters and 3,892,505 shares of Common Stock through its Dividend Reinvestment and Stock Purchase Plan
     (DRIP) and various employee benefit plans. The net proceeds from such sales, aggregating approximately $273 million, were used by Enterprise to make equity investments of $179 million in PSE&G and $94 million in EDHI. PSE&G utilized such funds for general corporate purposes, including payment of a portion of its construction expenditures. EDHI used the funds for general corporate purposes, including the payment of outstanding debt obligations. Book value per share was $21.07 at December 31, 1993 compared to $20.32 at December 31, 1992. (See Note 4 -- Schedule of Consolidated Capital Stock of Notes to Consolidated Financial Statements.)

(B)  See DIVIDENDS.

(C) Under the terms of PSE&G's First and Refunding Mortgage (Mortgage) and its Restated Certificate of Incorporation, as amended, at December 31, 1993, PSE&G would qualify to issue an additional $4.488 billion of First and Refunding Mortgage Bonds (Bonds) at a rate of 7.375% or $4.101 billion of Preferred Stock at a rate of 7.0%.

     In addition, as a prerequisite to the issuance of additional Bonds, PSE&G's Mortgage requires a 2:1 ratio of earnings to fixed charges as computed thereunder. For the twelve months ended December 31, 1993 such ratio was 3.30:1.

     The BRC has authorized PSE&G to issue not more than $800 million of its short-term obligations at any one time outstanding, consisting of commercial paper and other unsecured borrowings from banks and other lenders through December 31, 1994. On December 31, 1993, PSE&G had $424 million of short-term debt outstanding.

     PSE&G has a $600 million revolving credit agreement with a group of commercial banks which expires on September 17, 1994. On December 31, 1993, there was no short-term debt outstanding under this credit agreement.

(D) Includes commercial paper issued and/or redeemed by Fuelco and guaranteed by PSE&G pursuant to a commercial paper program supported by a bank revolving credit facility to finance the acquisition of a 42.49% undivided interest in the nuclear fuel for Peach Bottom. Fuelco has a $150 million commercial paper program through June 1996. On December 31, 1993, Fuelco had $109 million of its commercial paper outstanding.

(E) Enterprise's long-term debt aggregated $5.256 billion as of December 31, 1993, of which $4.364 billion was attributable to PSE&G and $892 million to EDHI.

     During 1993, PSE&G issued $1.973 billion principal amount of its Bonds.
     The net proceeds of these Bonds were used by PSE&G to refund and redeem certain of its higher-cost and maturing debt obligations including reimbursement of its treasury for funds expended for such purposes and for the payment of a portion of PSE&G's construction expenditures. During 1993, PSE&G redeemed or paid at maturity $1.7 billion aggregate principal amount of its Bonds and Debenture Bonds.

     In February 1994, PSE&G issued $50 million principal amount of its Bonds to service and secure an equal principal amount of tax-exempt revenue bonds issued by the Pollution Control Financing Authority of Salem County, New Jersey to finance pollution control facilities at the Hope Creek Generating Station.

     Under authority granted by the BRC, expiring December 31, 1994, PSE&G is authorized to issue an additional $495 million principal amount of Bonds after giving effect to the 1994 issuance of Bonds.

     For more detail see Note 6 -- Schedule of Consolidated Long-Term Debt of Notes to Consolidated Financial Statements.

(F) In March 1993, PSE&G sold 750,000 shares of Preferred Stock ($100 Par). The net proceeds of $75 million were used by PSE&G for general corporate purposes.

     In February 1994, PSE&G sold 600,000 shares of Preferred Stock -- $25 Par and 600,000 shares of Preferred Stock ($100 Par). The net proceeds of $15 million from the sale of the Preferred Stock -- $25 Par were used by PSE&G to redeem all of the 150,000 outstanding shares of PSE&G's 8.08% Preferred Stock ($100 Par). The net proceeds of $60 million from the sale of the Preferred Stock ($100 Par) were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were principally incurred to fund a portion of its construction expenditures.

     Under authority granted by the BRC, expiring December 31, 1995, PSE&G is authorized to issue an additional $330 million of Preferred Stock after giving effect to the 1994 issuances of Preferred Stock. (See Note
     4 -- Schedule of Consolidated Capital Stock of Notes to Consolidated Financial Statements.)

(G) Funding has a commercial paper program, supported by a commercial bank letter of credit and revolving credit facility, through November 18, 1995 in the amount of $225 million. As of December 31, 1993, Funding had $45 million outstanding under its commercial paper program.

     Funding has a $225 million revolving credit facility which terminates on November 18, 1995. As of December 31, 1993, Funding had no debt outstanding under this facility.

     In February 1993, Funding repaid $60 million of its 9.43% Series A Notes. In March 1993, Funding privately placed an aggregate of $60 million principal amount of its Senior Notes.

     In May 1993, Capital amended its Medium-Term Notes (MTNs) program to provide for an aggregate principal amount of up to $750 million of MTNs, provided that its total debt outstanding at any time, including MTNs, shall not exceed such amount. During 1993, $88 million principal amount of Capital's MTNs were repaid, $42.5 million sinking fund payments on Capital's long-term debt obligations were made and $105 million principal amount of MTNs were issued. At December 31, 1993, Capital had $517 million of MTNs outstanding and total debt outstanding of $724.5 million.

     For additional detail see Note 6 -- Long-Term Debt of Notes to Consolidated Financial Statements.

                                     PSE&G

     Following are the significant factors affecting the consolidated financial condition and the results of operations of PSE&G and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes of PSE&G and should be read in conjunction with such statements and notes.

     Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview; PSE&G Energy and Fuel Adjustment Clauses; Enterprise Earnings; Dividends; Revenues -- PSE&G Electric, PSE&G Gas; PSE&G Electric Energy Costs; Liquidity and Capital Resources, PSE&G; Construction, Investments and Other Capital Requirements Forecast; and External Financings.

GAS SUPPLY COSTS

     Gas supply costs increased $17 million or 1.8% in 1993 compared to 1992 and $216 million or 31.4% in 1992 compared to 1991. The significant components of these changes follow:

                                                                      INCREASE OR (DECREASE)
                                                                  ------------------------------
                                                                  1993 VS. 1992    1992 VS. 1991
                                                                  -------------    -------------
                                                                            (MILLIONS)
    Change in prices paid for gas supplies......................      $  93            $   7
    Therm sendout...............................................         43              158
    Refunds from pipeline suppliers.............................         33              (33)
    Adjustment of actual costs to match recoveries
      through revenues(A).......................................       (152)              84
                                                                     ------           ------
              Total Gas Supply Costs............................      $  17            $ 216
                                                                     ------           ------
                                                                     ------           ------

(A) Reflects the change in the deferred over(under)recovered gas supply costs, which in the years 1993, 1992 and 1991 amounted to $(100) million, $52 million and $(32) million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

     1993 -- The increase in total costs was principally due to greater sales to cogenerators and other customers, higher gas costs and higher therm sendout resulting from the colder 1993 winter season compared to the 1992 winter season. The increase in costs was reduced by deferred underrecovered 1993 gas costs resulting from the BRC approved adjustment in PSE&G's LGAC, effective January 1, 1993, of $71 million on an annualized basis through December 31, 1993. The adjustment reflects lower gas costs and the inclusion of $15.1 million of conservation program costs in LGAC. In addition, gas customers received $45 million of credits during the first quarter of 1993.

     1992 -- The increase in total costs was principally due to greater therm sendout resulting from the colder 1992 weather compared to 1991 and increased sales to cogenerators.

LIQUIDITY AND CAPITAL RESOURCES

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Although net income increased $139 million for 1993 (See Enterprise Earnings -- PSE&G and Revenues -- PSE&G Electric and PSE&G Gas), PSE&G's net cash provided by operating activities decreased by $376 million from 1992 to $811 million. This decrease was primarily due to an underrecovery of electric energy and gas costs through PSE&G's LEAC and LGAC, increased NJGRT payments, and a decrease in amortization of property abandonments and write-down. Partially offsetting these cash outflows were increases in deferred income taxes and decreases in fuel and materials and supplies inventories.

     Although net income decreased $70 million for 1992 (See Enterprise Earnings -- PSE&G and Revenues -- PSE&G Electric and PSE&G Gas), PSE&G's net cash provided by operating activities increased by $128 million from 1991 to $1.187 billion. This increase was primarily due to greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and increases in accounts payable. Partially offsetting these cash inflows were the decrease in net income, increases in fuel and materials and supplies inventories and decreases in deferred income taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FINANCIAL STATEMENT RESPONSIBILITY

     Management of Enterprise is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related notes of Enterprise. The consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles. The financial statements reflect estimates based upon the judgment of management where appropriate. Management believes that the consolidated financial statements and related notes present fairly Enterprise's financial position and results of operations. Information in other parts of this Annual Report is also the responsibility of management and is consistent with these consolidated financial statements and related notes.

     The firm of Deloitte & Touche, independent auditors, is engaged to audit Enterprise's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche during its audit were valid and appropriate.

     Management has established and maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management's authorization and recorded properly for the prevention and detection of fraudulent financial reporting, so as to maintain the integrity and reliability of the financial statements. The system is designed to permit preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. The concept of reasonable assurance recognizes that the costs of a system of internal accounting controls should not exceed the related benefits. Management believes the effectiveness of this system is enhanced by an ongoing program of continuous and selective training of employees. In addition, management has communicated to all employees its policies on business conduct, safeguarding assets and internal controls.

     The Internal Auditing Department of PSE&G conducts audits and appraisals of accounting and other operations of Enterprise and its subsidiaries and evaluates the effectiveness of cost and other controls and recommends to management, where appropriate, improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1993, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors of Enterprise carries out its responsibility of financial overview through its Audit Committee, which presently consists of six directors who are neither employees of Enterprise nor its affiliates. The Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at any time.

E. JAMES FERLAND                       ROBERT C. MURRAY
E. James Ferland                       Robert C. Murray
Chairman of the Board,                 Vice President and
President and Chief                    Chief Financial Officer
Executive Officer



PATRICIA A. RADO
Patricia A. Rado
Vice President and Comptroller
Principal Accounting Officer

February 18, 1994

                       FINANCIAL STATEMENT RESPONSIBILITY

     Management of PSE&G is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related notes of PSE&G. The consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles. The financial statements reflect estimates based upon the judgment of management where appropriate. Management believes that the consolidated financial statements and related notes present fairly PSE&G's financial position and results of operations. Information in other parts of this Annual Report is also the responsibility of management and is consistent with these consolidated financial statements and related notes.

     The firm of Deloitte & Touche, independent auditors, is engaged to audit PSE&G's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche during its audit were valid and appropriate.

     Management has established and maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management's authorization and recorded properly for the prevention and detection of fraudulent financial reporting, so as to maintain the integrity and reliability of the financial statements. The system is designed to permit preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles. The concept of reasonable assurance recognizes that the costs of a system of internal accounting controls should not exceed the related benefits. Management believes the effectiveness of this system is enhanced by an ongoing program of continuous and selective training of employees. In addition, management has communicated to all employees its policies on business conduct, safeguarding assets and internal controls.

     The Internal Auditing Department conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and recommends to management, where appropriate, improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1993, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors carries out its responsibility of financial overview through the Audit Committee of Enterprise, which presently consists of six directors who are neither employees of Enterprise nor its affiliates. The Enterprise Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at any time.

E. JAMES FERLAND                       ROBERT C. MURRAY
E. James Ferland                       Robert C. Murray
Chairman of the Board                  Senior Vice President and
and Chief Executive Officer            Chief Financial Officer
PATRICIA A. RADO



Patricia A. Rado
Vice President and Comptroller
Principal Accounting Officer

February 18, 1994

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

     We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed in the Index in Item 14(a)(1). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Enterprise Group Incorporated and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1991, 1990, and 1989, and the related consolidated statements of income, retained earnings, and cash flows for the years ended December 31, 1990 and 1989 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1993 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

     As discussed in Note 1 to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and changed its method of accounting for the costs of postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE

February 18, 1994
Parsippany, New Jersey

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Public Service Electric and Gas Company:

     We have audited the accompanying consolidated balance sheets of Public Service Electric & Gas Company and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed in the Index in Item 14(a)(2). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Electric & Gas Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1991, 1990, and 1989, and the related consolidated statements of income, retained earnings, and cash flows for the years ended December 31, 1990 and 1989 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1993 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

     As discussed in Note 1 to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and changed its method of accounting for the costs of postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE

February 18, 1994
Parsippany, New Jersey

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1993           1992           1991
                                                           -----------    -----------    -----------
                                                                    (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric...............................................  $ 3,693,083    $ 3,407,819    $ 3,500,043
  Gas....................................................    1,594,341      1,586,181      1,307,849
  Nonutility Activities..................................      418,135        362,781        283,766
                                                           -----------    -----------    -----------
         Total Operating Revenues........................    5,705,559      5,356,781      5,091,658
                                                           -----------    -----------    -----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and Net Interchanged
       Power.............................................      717,136        776,571        781,191
    Gas Purchased and Materials for Gas Produced.........      897,885        858,737        636,058
    Other................................................    1,012,757        924,942        867,182
  Maintenance............................................      304,403        307,726        315,372
  Depreciation and Amortization..........................      600,264        642,548        585,919
  Property Impairment (note 16)..........................       77,637             --             --
  Taxes
    Federal Income Taxes (note 9)........................      314,759        221,694        264,856
    New Jersey Gross Receipts Taxes......................      597,898        585,770        583,071
    Other................................................       75,973         72,658         60,855
                                                           -----------    -----------    -----------
         Total Operating Expenses........................    4,598,712      4,390,646      4,094,504
                                                           -----------    -----------    -----------
OPERATING INCOME.........................................    1,106,847        966,135        997,154
                                                           -----------    -----------    -----------
OTHER INCOME
  Allowance for Funds Used During
    Construction -- Equity...............................       12,265         12,828          7,092
  Peach Bottom Settlement -- net of Federal income taxes
    $16,985..............................................           --         32,970             --
  Miscellaneous -- net...................................       (3,778)        30,188         15,024
                                                           -----------    -----------    -----------
         Total Other Income..............................        8,487         75,986         22,116
                                                           -----------    -----------    -----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON PREFERRED
  STOCK..................................................    1,115,334      1,042,121      1,019,270
                                                           -----------    -----------    -----------
INTEREST CHARGES (note 6)
  Long-Term Debt.........................................      469,120        479,898        437,701
  Short-Term Debt........................................       13,860         14,858         35,000
  Other..................................................       19,554         29,269         12,576
                                                           -----------    -----------    -----------
         Total Interest Charges..........................      502,534        524,025        485,277
Allowance for Funds Used During Construction -- Debt and
  Capitalized Interest...................................      (20,833)       (17,928)       (38,054)
                                                           -----------    -----------    -----------
Net Interest Charges.....................................      481,701        506,097        447,223
                                                           -----------    -----------    -----------
Preferred Stock Dividend Requirements (note 4)...........       38,114         31,907         29,012
                                                           -----------    -----------    -----------
Income before cumulative effect of accounting change.....      595,519        504,117        543,035
Cumulative effect of change in accounting for income
  taxes
  (note 9)...............................................        5,414             --             --
                                                           -----------    -----------    -----------
Net Income...............................................  $   600,933    $   504,117    $   543,035
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
SHARES OF COMMON STOCK OUTSTANDING
  End of Year............................................  243,688,256    235,395,751    226,700,852
  Average for Year.......................................  240,663,599    232,306,492    223,565,239
EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  Income before cumulative effect of accounting change...  $      2.48    $      2.17    $      2.43
  Cumulative effect of change in accounting for income
    taxes................................................          .02             --             --
                                                           -----------    -----------    -----------
TOTAL EARNINGS PER AVERAGE SHARE OF COMMON STOCK.........  $      2.50    $      2.17    $      2.43
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------
DIVIDENDS PAID PER SHARE OF COMMON STOCK.................  $      2.16    $      2.16    $      2.13
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

                 See Notes to Consolidated Financial Statements

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     DECEMBER 31,
                                                                              ---------------------------
                                                                                 1993            1992
                                                                              -----------     -----------
                                                                                (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST
  Electric..................................................................  $11,920,894     $11,565,669
  Gas.......................................................................    2,177,841       2,044,944
  Common....................................................................      520,285         479,972
                                                                              -----------     -----------
         Total..............................................................   14,619,020      14,090,585
Less accumulated depreciation and amortization..............................    4,772,942       4,386,738
                                                                              -----------     -----------
Net.........................................................................    9,846,078       9,703,847
  Nuclear Fuel in Service, net of accumulated amortization --
    1993, $284,162; 1992, $223,857..........................................      205,237         252,299
                                                                              -----------     -----------
         Net Utility Plant in Service.......................................   10,051,315       9,956,146
Construction Work in Progress, including Nuclear Fuel in Process --
  1993, $98,780; 1992, $68,789..............................................      735,356         492,914
Plant Held for Future Use (principally land)................................       17,709          22,252
                                                                              -----------     -----------
         Net Utility Plant..................................................   10,804,380      10,471,312
                                                                              -----------     -----------
INVESTMENTS AND OTHER PROPERTY (notes 3,7 and 10)
  Long-Term Investments, net of valuation allowance --
  1993, $18,018; 1992, $17,548..............................................    1,613,823       1,650,248
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation
    and amortization -- 1993, $695,791; 1992, $663,915......................      506,047         506,814
  Real Estate, Property and Equipment, net of accumulated
    depreciation -- 1993, $10,840; 1992, $11,146............................      110,661         225,289
  Other Plant, net of accumulated depreciation and amortization --
    1993, $4,307; 1992, $3,073..............................................       45,501          26,260
  Nuclear Decommissioning and Other Special Funds...........................      189,282         134,524
  Other Investments -- net..................................................      103,537          79,616
                                                                              -----------     -----------
         Total Investments and Other Property...............................    2,568,851       2,622,751
                                                                              -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 8)........................................       46,880          31,674
  Accounts Receivable:
    Customer Accounts Receivable............................................      446,629         395,991
    Other Accounts Receivable...............................................      233,307         214,195
    Less allowance for doubtful accounts....................................       27,932          24,059
  Unbilled Revenues.........................................................      244,497         248,742
  Fuel, at average cost.....................................................      285,943         263,743
  Materials and Supplies, at average cost...................................      172,438         211,076
  Prepayments...............................................................       82,586          63,026
  Deferred Income Taxes (note 9)............................................       12,934              --
                                                                              -----------     -----------
         Total Current Assets...............................................    1,497,282       1,404,388
                                                                              -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net..............................................      105,536         122,261
  Oil and Gas Property Write-Down...........................................       46,386          51,540
  Unamortized Debt Expense..................................................      121,278          62,134
  Deferred Debit -- OPEB (notes 1 and 13)...................................       58,593              --
  Unrecovered Environmental Costs (notes 2 and 12)..........................      138,531         108,047
  Unrecovered Plant and Regulatory Study Costs..............................       35,196          23,091
  Under (Over) Recovered Electric Energy and Gas Costs -- net...............       62,034        (122,736)
  Unrecovered SFAS 109 Deferred Income Taxes (note 9).......................      789,795              --
  Deferred Decontamination and Decommissioning Costs (note 3)...............       56,055              --
  Other.....................................................................       21,247          11,921
                                                                              -----------     -----------
         Total Deferred Debits..............................................    1,434,651         256,258
                                                                              -----------     -----------
           Total............................................................  $16,305,164     $14,754,709
                                                                              -----------     -----------
                                                                              -----------     -----------

                 See Notes to Consolidated Financial Statements

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1993            1992
                                                                    -----------     -----------
                                                                      (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4 and 6)
  Common Equity
     Common Stock.................................................  $ 3,772,662     $ 3,499,183
     Retained Earnings............................................    1,361,018       1,282,931
                                                                    -----------     -----------
          Total Common Equity.....................................    5,133,680       4,782,114
Subsidiaries' Securities and Obligations
  Preferred Stock
     Without Mandatory Redemption.................................      429,994         429,994
     With Mandatory Redemption....................................      150,000          75,000
     Long-Term Debt (note 6)......................................    5,256,321       4,977,579
     Capital Lease Obligations (note 10)..........................       52,530          53,104
                                                                    -----------     -----------
          Total Capitalization....................................   11,022,525      10,317,791
                                                                    -----------     -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommisioning Costs (note 3)...............       56,055         --
  Unrecovered Environmental Costs (notes 2 and 12)................      111,000          93,169
                                                                    -----------     -----------
          Total Other Long-Term Liabilities.......................      167,055          93,169
                                                                    -----------     -----------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one
     year.........................................................      168,638         393,071
  Commercial Paper and Loans (note 11)............................      577,636         391,982
  Accounts Payable................................................      557,761         473,977
  New Jersey Gross Receipts Taxes Accrued.........................      263,357         555,329
  Other Taxes Accrued.............................................       39,610          41,557
  Interest Accrued................................................      107,027         116,165
  Other...........................................................      157,751         134,768
                                                                    -----------     -----------
          Total Current Liabilities...............................    1,871,780       2,106,849
                                                                    -----------     -----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 9)......................    2,702,386       1,711,089
  Accumulated Deferred Investment Tax Credits (note 9)............      432,713         444,368
  Deferred Credit -- OPEB (notes 1 and 13)........................       58,593              --
  Materials and Supplies..........................................       11,847          24,018
  Other...........................................................       38,265          57,425
                                                                    -----------     -----------
          Total Deferred Credits..................................    3,243,804       2,236,900
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)
          Total...................................................  $16,305,164     $14,754,709
                                                                    -----------     -----------
                                                                    -----------     -----------

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1993          1992           1991
                                                       ----------     ---------     ----------
                                                               (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................  $  600,933     $ 504,117     $  543,035
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and Amortization...................     600,264       642,548        585,919
     Amortization of Nuclear Fuel....................     102,718        91,903         96,420
     (Deferral) Recovery of Electric Energy
       and Gas Costs -- net..........................    (184,770)      121,371        (36,146)
     Loss From Property Impairments..................      77,637            --             --
     Cumulative Effect of Change in Accounting for
       Income Taxes..................................      (5,414)       --             --
     Amortization of Discounts on Property
       Abandonments
       and Disallowance..............................      (7,801)      (11,293)       (11,754)
     Unrealized Gains on Investments -- net..........      (8,694)      (24,843)       (11,264)
     Provision for Deferred Income Taxes -- net......     168,406        56,846        114,681
     Investment Tax Credits -- net...................     (11,655)      (20,342)       (19,779)
     Allowance for Funds Used During Construction --
       Debt and Equity and Capitalized Interest......     (33,098)      (30,756)       (45,146)
     Proceeds from Leasing Activities -- net.........      14,780        30,295         17,463
     Changes in certain current assets and
       liabilities
       Net increase in Accounts Receivable and
          Unbilled Revenues..........................     (61,632)      (75,275)       (50,052)
       Net decrease (increase) in Inventory -- Fuel
          and Materials and Supplies.................      16,438       (37,084)        63,043
       Net increase (decrease) in Accounts Payable...      83,784        60,853        (52,535)
       Net (decrease) increase in Accrued Taxes......    (293,919)       37,892         (7,736)
       Net change in Other Current Assets and
          Liabilities................................     (18,649)        6,658        (16,592)
     Other...........................................     (31,662)      (12,987)       (14,437)
                                                       ----------     ---------     ----------
          Net cash provided by operating
            activities...............................   1,007,666     1,339,903      1,155,120
                                                       ----------     ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.........    (863,294)     (800,344)      (783,175)
  Additions to Oil and Gas Property, Plant and
     Equipment, excluding Capitalized Interest.......     (87,968)      (32,337)      (183,673)
  Net decrease (increase) in Long-Term Investments
     and Real Estate.................................      66,659       (61,099)      (304,541)
  Increase in Decommissioning and Other Special
     Funds, excluding interest.......................     (45,508)       (9,262)       (11,665)
  Cost of Plant Removal -- net.......................     (47,791)      (40,111)       (44,199)
  Other..............................................     (14,938)       (6,000)        11,278
                                                       ----------     ---------     ----------
          Net cash used in investing activities......    (992,840)     (949,153)    (1,315,975)
                                                       ----------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt.........     185,654         2,932       (369,809)
  Issuance of Long-Term Debt.........................   2,137,700       880,000      1,013,794
  Redemption of Long-Term Debt and Other
     Obligations.....................................  (2,083,965)    (1,058,637)     (252,241)
  Issuance of Preferred Stock........................      75,000        75,000             --
  (Deferral) Amortization of Debt Expense -- net.....     (59,144)      (12,490)         4,562
  Issuance of Common Stock...........................     273,479       237,045        218,736
  Cash Dividends Paid on Common Stock................    (521,572)     (503,197)      (476,099)
  Other..............................................      (6,772)       (5,719)         2,838
                                                       ----------     ---------     ----------
          Net cash provided by (used in) financing
            activities...............................         380      (385,066)       141,781
                                                       ----------     ---------     ----------
Net increase (decrease) in Cash and Cash
  Equivalents........................................      15,206         5,684        (19,074)
Cash and Cash Equivalents at Beginning of Year.......      31,674        25,990         45,064
                                                       ----------     ---------     ----------
Cash and Cash Equivalents at End of Year.............  $   46,880     $  31,674     $   25,990
                                                       ----------     ---------     ----------
                                                       ----------     ---------     ----------
Income Taxes Paid....................................  $  140,172     $ 143,211     $  148,171
Interest Paid........................................  $  458,956     $ 486,396     $  436,994

                 See Notes to Consolidated Financial Statements

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1993           1992           1991
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,282,931     $1,282,029     $1,203,772
ADD NET INCOME.........................................     600,933        504,117        543,035
                                                         ----------     ----------     ----------
          Total........................................   1,883,864      1,786,146      1,746,807
                                                         ----------     ----------     ----------
DEDUCT
  Cash Dividends on Common Stock(A)....................     521,572        503,197        476,099
  Adjustments to Retained Earnings.....................       1,274             18        (11,321)
                                                         ----------     ----------     ----------
          Total Deductions.............................     522,846        503,215        464,778
                                                         ----------     ----------     ----------
BALANCE DECEMBER 31....................................  $1,361,018     $1,282,931     $1,282,029
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------

(A) The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G, Enterprise's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage, and certain debenture bond indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1993 was $10 million.

                   See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1993           1992           1991
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric.............................................  $3,693,083     $3,407,819     $3,500,043
  Gas..................................................   1,594,341      1,586,181      1,307,849
                                                         ----------     ----------     ----------
          Total Operating Revenues.....................   5,287,424      4,994,000      4,807,892
                                                         ----------     ----------     ----------
OPERATING EXPENSES
  Operation
     Fuel for Electric Generation and Net Interchanged
       Power...........................................     717,136        776,571        781,191
     Gas Purchased and Materials for Gas Produced......     919,870        903,360        687,365
     Other.............................................     880,943        818,606        769,786
  Maintenance..........................................     304,403        307,726        315,372
  Depreciation and Amortization........................     509,206        552,011        493,097
  Taxes
     Federal Income Taxes (note 9).....................     308,790        195,464        255,760
     New Jersey Gross Receipts Taxes...................     597,898        585,770        583,071
     Other.............................................      67,593         65,968         57,086
                                                         ----------     ----------     ----------
          Total Operating Expenses.....................   4,305,839      4,205,476      3,942,728
                                                         ----------     ----------     ----------
OPERATING INCOME.......................................     981,585        788,524        865,164
                                                         ----------     ----------     ----------
OTHER INCOME
  Allowance for Funds Used During
     Construction -- Equity............................      12,265         12,828          7,092
  Peach Bottom Settlement -- net of Federal income
     taxes -- $16,985..................................          --         32,970             --
  Miscellaneous -- net.................................      (3,841)        29,927         15,814
                                                         ----------     ----------     ----------
          Total Other Income...........................       8,424         75,725         22,906
                                                         ----------     ----------     ----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON
  PREFERRED STOCK......................................     990,009        864,249        888,070
                                                         ----------     ----------     ----------
INTEREST CHARGES (note 6)
  Long-Term Debt.......................................     364,252        368,496        337,235
  Short-Term Debt......................................       6,414          5,920         15,941
  Other................................................      19,290         27,486         12,297
                                                         ----------     ----------     ----------
          Total Interest Charges.......................     389,956        401,902        365,473
Allowance for Funds Used During Construction -- Debt...     (14,815)       (13,589)       (22,882)
                                                         ----------     ----------     ----------
Net Interest Charges...................................     375,141        388,313        342,591
                                                         ----------     ----------     ----------
Net Income.............................................     614,868        475,936        545,479
                                                         ----------     ----------     ----------
Preferred Stock Dividend Requirements (note 4).........      38,114         31,907         29,012
                                                         ----------     ----------     ----------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP
  INCORPORATED.........................................  $  576,754     $  444,029     $  516,467
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1993            1992
                                                                    -----------     -----------
                                                                       (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST
  Electric........................................................  $11,920,894     $11,565,669
  Gas.............................................................    2,177,841       2,044,944
  Common..........................................................      520,285         479,972
                                                                    -----------     -----------
          Total...................................................   14,619,020      14,090,585
Less accumulated depreciation and amortization....................    4,772,942       4,386,738
                                                                    -----------     -----------
Net...............................................................    9,846,078       9,703,847
  Nuclear Fuel in Service, net of accumulated amortization --
     1993, $284,162; 1992, $223,857...............................      205,237         252,299
                                                                    -----------     -----------
          Net Utility Plant in Service............................   10,051,315       9,956,146
Construction Work in Progress, including Nuclear Fuel in
  Process --
  1993, $98,780; 1992, $68,789....................................      735,356         492,914
Plant Held for Future Use (principally land)......................       17,709          22,252
                                                                    -----------     -----------
          Net Utility Plant.......................................   10,804,380      10,471,312
                                                                    -----------     -----------
INVESTMENTS AND OTHER PROPERTY
  Other Plant, net of accumulated depreciation and amortization --
     1993, $1,444; 1992, $639.....................................       43,543          24,397
  Nuclear Decommissioning and Other Special Funds.................      189,282         134,524
  Long-Term Investments...........................................       99,380          72,400
                                                                    -----------     -----------
          Total Investments and Other Property....................      332,205         231,321
                                                                    -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 8)..............................       17,673          13,326
  Accounts Receivable:
     Customer Accounts Receivable.................................      446,629         395,991
     Other Accounts Receivable....................................      163,663         127,230
     Less: allowance for doubtful accounts........................       27,932          24,059
  Unbilled Revenues...............................................      244,497         248,742
  Fuel, at average cost...........................................      285,943         263,743
  Materials and Supplies, at average cost.........................      170,910         210,030
  Prepayments.....................................................       78,480          60,156
  Deferred Income Taxes (note 9)..................................       12,934              --
                                                                    -----------     -----------
          Total Current Assets....................................    1,392,797       1,295,159
                                                                    -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net....................................      105,536         122,261
  Oil and Gas Property Write-Down.................................       46,386          51,540
  Unamortized Debt Expense........................................      117,057          58,924
  Unrecovered SFAS 109 Deferred Income Taxes (note 9).............      789,795              --
  Deferred Decontamination and Decommissioning Costs (note 3).....       56,055              --
  Deferred Debit -- OPEB (notes 1 and 13).........................       58,593              --
  Unrecovered Environmental Costs (notes 2 and 12)................      138,531         108,047
  Unrecovered Plant and Regulatory Study Costs....................       35,196          23,091
  Under (Over) Recovered Electric Energy and Gas Costs -- net.....       62,034        (122,736)
  Other...........................................................       21,241          11,915
                                                                    -----------     -----------
          Total Deferred Debits...................................    1,430,424         253,042
                                                                    -----------     -----------
            Total.................................................  $13,959,806     $12,250,834
                                                                    -----------     -----------
                                                                    -----------     -----------

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1993          1992
                                                                      -----------   -----------
                                                                       (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4 and 6)
  Common Equity
     Common Stock...................................................  $ 2,563,003   $ 2,563,003
     Contributed Capital from Enterprise............................      534,395       359,725
     Retained Earnings..............................................    1,180,532     1,097,734
                                                                      -----------   -----------
          Total Common Equity.......................................    4,277,930     4,020,462
Preferred Stock without mandatory redemption........................      429,994       429,994
Preferred Stock with mandatory redemption...........................      150,000        75,000
Long-Term Debt (note 6).............................................    4,364,437     3,978,138
Capital Lease Obligations (note 10).................................       52,530        53,104
                                                                      -----------   -----------
          Total Capitalization......................................    9,274,891     8,556,698
                                                                      -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 3)................       56,055       --
  Unrecovered Environmental Costs (note 2 and 12)...................      111,000        93,169
                                                                      -----------   -----------
          Total Other Long-Term Liabilities.........................      167,055        93,169
                                                                      -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one
     year...........................................................       62,274       192,212
  Commercial Paper and Loans (note 11)..............................      532,728       257,536
  Accounts Payable..................................................      519,296       434,561
  Accounts Payable -- Associated Companies (note 17)................        5,674        18,535
  New Jersey Gross Receipts Taxes Accrued...........................      263,357       555,329
  Other Taxes Accrued...............................................       33,710        27,857
  Interest Accrued..................................................       96,257       103,988
     Other..........................................................      122,924       110,869
                                                                      -----------   -----------
          Total Current Liabilities.................................    1,636,220     1,700,887
                                                                      -----------   -----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 9)........................    2,368,778     1,403,115
  Accumulated Deferred Investment Tax Credits (note 9)..............      408,929       427,337
  Deferred Credit -- OPEB (notes 1 and 13)..........................       58,593            --
  Materials and Supplies (note 5)...................................       11,847        24,018
  Other.............................................................       33,493        45,610
                                                                      -----------   -----------
          Total Deferred Credits....................................    2,881,640     1,900,080
                                                                      -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)
          Total.....................................................  $13,959,806   $12,250,834
                                                                      -----------   -----------
                                                                      -----------   -----------

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1993          1992          1991
                                                               -----------   -----------   ----------
                                                                       (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................  $   614,868   $   475,936   $  545,479
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and Amortization...........................      509,206       552,011      493,097
     Amortization of Nuclear Fuel............................      102,718        91,903       96,420
     (Deferral) Recovery of Electric Energy and Gas
       Costs -- net..........................................     (184,770)      121,371      (36,146)
     Amortization of Discounts on Property Abandonments and
       Disallowance..........................................       (7,801)      (11,293)     (11,754)
     Provision for Deferred Income Taxes -- net..............      175,868        21,839       97,278
     Investment Tax Credits -- net...........................      (18,408)      (19,089)     (20,229)
     Allowance for Funds Used During Construction -- Debt and
       Equity................................................      (27,080)      (26,417)     (29,974)
     Changes in certain current assets and liabilities
       Net increase in Accounts Receivable and Unbilled
          Revenues...........................................      (78,953)      (54,792)     (52,087)
       Net decrease (increase) in Inventory -- Fuel and
          Materials and Supplies.............................       16,920       (36,775)      62,773
       Net increase (decrease) in Accounts Payable...........       71,874        69,629      (56,885)
       Net (decrease) increase in Accrued Taxes..............     (286,119)       20,227          778
       Net change in Other Current Assets and Liabilities....      (26,934)       (1,063)     (12,022)
     Other...................................................      (50,309)      (16,060)     (16,874)
                                                               -----------   -----------   ----------
       Net cash provided by operating activities.............      811,080     1,187,427    1,059,854
                                                               -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.................     (863,294)     (800,344)    (783,175)
  Net increase in Other Investments..........................      (26,980)      (20,438)     (31,788)
  Net increase in Decommissioning Funds and Other Special
     Funds, excluding interest...............................      (45,508)       (9,262)     (11,665)
  Cost of Plant Removal -- net...............................      (47,791)      (40,111)     (44,199)
  Other......................................................      (13,607)       (4,572)          --
                                                               -----------   -----------   ----------
       Net cash used in investing activities.................     (997,180)     (874,727)    (870,827)
                                                               -----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt.................      275,192        91,679     (320,961)
  Issuance of Long-Term Debt.................................    1,972,700       850,000      750,000
  Redemption of Long-Term Debt and Other Obligations.........   (1,716,913)   (1,032,118)    (170,658)
  Issuance of Preferred Stock................................       75,000        75,000           --
  (Deferral) Amortization of Debt Expense -- net.............      (58,133)      (13,367)       4,666
  Contributed Capital by Enterprise..........................      174,670       239,725       60,000
  Cash Dividends Paid........................................     (531,314)     (517,907)    (507,013)
  Other......................................................         (755)         (402)           1
                                                               -----------   -----------   ----------
       Net cash provided by (used in) financing activities...      190,447      (307,390)    (183,965)
                                                               -----------   -----------   ----------
Net increase in Cash and Cash Equivalents....................        4,347         5,310        5,062
Cash and Cash Equivalents at Beginning of Year...............       13,326         8,016        2,954
                                                               -----------   -----------   ----------
Cash and Cash Equivalents at End of Year.....................  $    17,673   $    13,326   $    8,016
                                                               -----------   -----------   ----------
                                                               -----------   -----------   ----------
Income Taxes Paid............................................  $   172,869   $   209,258   $  193,347
Interest Paid................................................  $   356,620   $   374,049   $  337,669

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1993           1992           1991
                                                         ----------     ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,097,734     $1,140,117     $1,101,651
ADD NET INCOME.........................................     614,868        475,936        545,479
                                                         ----------     ----------     ----------
          Total........................................   1,712,602      1,616,053      1,647,130
                                                         ----------     ----------     ----------
DEDUCT CASH DIVIDENDS(A)
  Preferred Stock, at required rates...................      38,114         31,907         29,012
  Common Stock.........................................     493,200        486,000        478,001
  Adjustments to Retained Earnings.....................         756            412             --
                                                         ----------     ----------     ----------
          Total Deductions.............................     532,070        518,319        507,013
                                                         ----------     ----------     ----------
BALANCE DECEMBER 31....................................  $1,180,532     $1,097,734     $1,140,117
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------

     (A) The Company has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage, and certain debenture bond indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of the Company's restricted retained earnings at December 31, 1993 was $10 million.

                See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Enterprise has two direct wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey.

     PSE&G has a finance subsidiary, PSE&G Fuel Corporation (Fuelco), providing financing, unconditionally guaranteed by PSE&G, of up to $150 million aggregate principal amount at any one time of a 42.49% interest in the nuclear fuel acquired for Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom). PSE&G also has a nonutility subsidiary, Public Service Conservation Resources Corporation (PSCRC) which offers demand side management (DSM) services to utility customers.

     EDHI is the parent of Enterprise's other nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration, development, production and marketing company; Community Energy Alternatives Incorporated
(CEA), an investor in and developer of cogeneration and power production facilities; Public Service Resources Corporation (PSRC), which makes diversified passive investments; and Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), and Enterprise Capital Funding Corporation (Funding).

     Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935, except for Section 9(a)(2) which relates to the acquisition of voting securities of an electric or gas utility company. Also, Enterprise is not subject to direct regulation by the New Jersey Board of Regulatory Commissioners (BRC) or the Federal Energy Regulatory Commission
(FERC).

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of Enterprise and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

REGULATION -- PSE&G

     The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the BRC and FERC. As a result, PSE&G maintains its accounts in accordance with their prescribed Uniform Systems of Accounts, which are the same. The applications of generally accepted accounting principles by PSE&G differ in certain respects from applications by non-regulated businesses.

UTILITY PLANT AND RELATED DEPRECIATION -- PSE&G

     Additions to utility plant and replacements of units of property are capitalized at original cost. The cost of maintenance, repairs and replacements of minor items of property is charged to appropriate expense accounts. At the time units of depreciable properties are retired or otherwise disposed of, the original cost less net salvage value is charged to accumulated depreciation.

     For financial reporting purposes, depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BRC. Depreciation provisions stated in percentages of original cost of depreciable property were 3.46% in 1993 and 3.48% in 1992 and 1991.

DECONTAMINATION AND DECOMMISSIONING -- PSE&G

     In September 1993, FERC issued Order No. 557 on the accounting and ratemaking treatment of special assessments levied under the National Energy Policy Act (NEPA). Order No. 557 provides that special assessments are a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in the same manner as other fuel costs. While PSE&G expects to recover such special assessments through its Levelized Energy Adjustment Clause (LEAC) no assurances can be given that the BRC will authorize such recovery from customers. PSE&G cannot predict what actions the BRC will take concerning any recovery associated with this matter.

AMORTIZATION OF NUCLEAR FUEL -- PSE&G

     Nuclear energy burnup costs are charged to fuel expense on a units-of-production basis over the estimated life of the fuel. Rates for the recovery of fuel used at all nuclear units include a provision of one mill per kilowatthour (Kwh) of nuclear generation for spent fuel disposal costs. (See
Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel.)

REVENUES AND FUEL COSTS -- PSE&G

     Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues representing the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period.

     Rates include projected fuel costs for electric generation, purchased and interchanged power, gas purchased and materials used for gas production.

     Any under or overrecoveries, together with interest (in the case of overrecoveries), are deferred and included in operations in the period in which they are reflected in rates.

LONG-TERM INVESTMENTS

     PSRC has invested in marketable securities and limited partnerships investing in securities, which are stated at fair value, and various leases and other limited partnerships. EGDC is a participant in the nonresidential real estate markets. CEA is an investor in and developer of cogeneration and power production facilities. (See Note 7 -- Long-Term Investments.)

OIL AND GAS ACCOUNTING -- EDC

     EDC uses the successful efforts method of accounting under which proved leasehold costs are capitalized and amortized over the proved developed and undeveloped reserves on a units-of-production basis. Drilling and equipping costs, except exploratory dry holes, are capitalized and depreciated over the proved developed reserves on a units-of-production basis. Estimated future abandonment costs of offshore proved properties are depreciated on a units-of-production basis over the proved developed reserves. Unproved leasehold costs are capitalized and not amortized, pending an evaluation of their exploration potential. Unproved leasehold and producing properties costs are assessed periodically to determine if an impairment of the cost of significant individual properties has occurred. The cost of an impairment is charged to expense in the period in which it occurs. Costs incurred for exploratory dry holes, exploratory geological and geophysical work and delay rentals are charged to expense as incurred.

INCOME TAXES

     Enterprise and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to Enterprise's subsidiaries based on taxable income or loss of each.

     Investment tax credits are deferred and amortized over the useful lives of the related property including nuclear fuel.

     Deferred income taxes are provided for differences between book and taxable income. For periods prior to January 1, 1993, PSE&G provided deferred income taxes to the extent permitted for ratemaking purposes. Effective January 1, 1993, Enterprise and its subsidiaries adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are provided for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for ratemaking purposes. (See Note
9 -- Federal Income Taxes.)

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) AND CAPITALIZED INTEREST

     PSE&G -- AFDC represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is also reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1993, 1992 and 1991 were 6.96%, 7.80% and 7.50%, respectively. These rates are within the limits set by the FERC.

     EDHI -- The operating subsidiaries of EDHI capitalize interest costs allocable to construction expenditures at the average cost of borrowed funds.

PENSION PLAN AND OTHER POSTRETIREMENT BENEFITS

     The employees of PSE&G and participating affiliates, after completing one year of service, are covered by a noncontributory trusteed pension plan (Pension
Plan). The policy is to fund pension costs accrued. PSE&G also provides certain health care and life insurance benefits to active and retired employees. The portion of such costs pertaining to retirees amounted to $28 million, $24 million and $24 million in 1993, 1992 and 1991, respectively. The current cost of these benefits is charged to expense when paid and is currently being recovered from ratepayers.

     On January 1, 1993, Enterprise and PSE&G adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which requires that the expected cost of employees' postretirement health care benefits be charged to expense during the years in which employees render service. PSE&G elected to amortize over 20 years its unfunded obligation at January 1, 1993. The effect of EDHI's adoption of SFAS 106 was not material. Prior to 1993, Enterprise and PSE&G recognized postretirement health care costs in the year in which the benefits were paid. (See Note 13 -- Postretirement Benefits Other Than Pensions and Note
14 -- Pension Plan.)

NOTE 2.  RATE MATTERS

BASE RATES

     On December 31, 1992, the BRC approved a settlement of PSE&G's base rate case that effectively provides additional annual base revenues of $295 million. At such time, the BRC also approved annual reductions of $66 million and $71 million, respectively, in PSE&G's LEAC and Levelized Gas Adjustment Clause
(LGAC). The BRC also approved stipulations resolving all electric and gas cost of service/rate design issues. The new base rates became effective January 1, 1993. The settlement agreement allows PSE&G a 12% return on common equity and a 10.08% return on rate base.

     In July 1993, PSE&G and its largest industrial customer submitted a proposed electric tariff modification to the BRC, providing for a $9 million or 23% rate discount, with PSE&G's shareholders absorbing $2.4 million or 27% of the discount. The proposed tariff modification was designed to dissuade the customer from buying its electricity supply from a third party nonutility generator. In December 1993, following extensive proceedings, the BRC recognized the need for flexible pricing in a competitive market, approved the requested discount but required PSE&G's shareholders to absorb $3.8 million or 42% of such discount. The decision allows PSE&G a special tariff for certain large customers.

LEVELIZED GAS ADJUSTMENT CLAUSE

     On December 8, 1993, the BRC approved an interim LGAC settlement which provides for an increase of $75.3 million for the approximate ten-month period ending September 1994. The LGAC increase principally reflects recent increases in the cost of natural gas.

PSE&G GAS PLANT REMEDIATION PROGRAM

     On September 15, 1993, the BRC issued a written order allowing the continued collection of costs incurred by PSE&G to identify and clean up its former gas plant sites (Remediation Costs). The decision concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of Remediation Costs incurred in operating and decommissioning these facilities in the past. The Remediation Costs incurred during the period July 1, 1992 through September 30, 1992 are subject to verification and audit in PSE&G's 1992-1993 LGAC. The audit is currently ongoing. The order also approved a mechanism for costs incurred since October 1, 1992. This mechanism allows the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through a rider to PSE&G's LEAC and LGAC. Sixty percent of such costs will be charged to gas customers and forty percent charged to electric customers. On November 1, 1993, the Public Advocate of New Jersey filed a motion requesting the BRC to reconsider its September 15, 1993 order. On January 21, 1994, the BRC denied the motion. (See Note 12 -- Commitments and Contingent Liabilities.)

CONSOLIDATED TAX BENEFITS

     The BRC does not directly regulate Enterprise's nonutility activities. However, in a case affecting another utility in which neither Enterprise nor PSE&G were parties, the BRC considered the extent to which tax savings generated by nonutility affiliates included in the consolidated tax return of that utility's holding company should be considered in setting that utility's rates. On September 30, 1992, the BRC approved an order in such case treating certain consolidated tax savings generated after June 30, 1990 by that utility's nonutility affiliates as a reduction of its rate base. On December 31, 1992 the BRC issued an order approving a stipulation in PSE&G's 1992 base rate proceeding which resolved the case without separate quantification of the consolidated tax issue. The stipulation does not provide final resolution of the consolidated tax issue for any subsequent base rate filing. While Enterprise continues to account for these entities on a stand-alone basis, resulting in a realization of the tax benefits by the entity generating the benefit, an ultimate unfavorable resolution of the consolidated tax issue could reduce PSE&G's future revenue and net income and the future net income of Enterprise. In addition, an unfavorable resolution may adversely impact Enterprise's nonutility investment strategy. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for ratemaking purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BRC may take concerning consolidation of tax benefits in future rate proceedings. (See Note 9 -- Federal Income Taxes.)

NOTE 3.  PSE&G NUCLEAR DECOMMISSIONING AND AMORTIZATION OF NUCLEAR FUEL

     PSE&G's 1992 base rate decision by the BRC utilized studies based on the prompt removal/dismantlement method of decommissioning for all of PSE&G's nuclear generating stations. This method consists of removing all fuel, source material and all other radioactive materials with activity levels above accepted release limits from the nuclear sites. PSE&G has an ownership interest in five nuclear units: Salem 1 and Salem 2 -- 42.59% each, Hope Creek -- 95% and Peach Bottom 2 and 3 -- 42.49% each. In accordance with rate orders received from the BRC, PSE&G has established an external master nuclear decommissioning trust for all of its nuclear units. The Internal Revenue Service (IRS) has ruled that payments to the trust are tax deductible. PSE&G's total estimated cost of decommissioning its share of these nuclear units is estimated at $681 million in year-end 1990 dollars, (the year that the site specific estimate was prepared), excluding contingencies. The 1992 base rate decision provided that $15.6 million of such costs are to be collected through base rates and an additional annual amount of $7.0 million in 1993 and $14.0 million in 1994 and thereafter are to be recovered through PSE&G's LEAC. At December 31, 1993 and 1992, the accumulated provision for depreciation and amortization included reserves for nuclear decommissioning for PSE&G's units of $211 million and $179 million, respectively. As of December 31, 1993 and 1992, PSE&G has contributed $155 million and $109 million, respectively, into external qualified and nonqualified nuclear decommissioning trust funds.

URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

     In accordance with the NEPA, domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year into a decontamination and decommissioning fund, based on their past purchases of enriched nuclear fuel from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation (USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion has been collected. Under this legislation, the nuclear facilities operated by PSE&G, Salem and Hope Creek, aggregate 2.82% of the total amount of enrichment services sold to the domestic commercial nuclear industry and the nuclear facilities operated by PECO Energy Company, formerly known as Philadelphia Electric Company (PECO), Peach Bottom and other nuclear facilities not co-owned by PSE&G, aggregate 3.89%. In 1993, PSE&G paid approximately $4 million and deferred the balance of $56 million. PSE&G has included these costs in its LEAC. PSE&G cannot predict the outcome, amount or timing of any recovery associated with this matter.

SPENT NUCLEAR FUEL DISPOSAL COSTS

     In accordance with the Nuclear Waste Policy Act, PSE&G has entered into contracts with the USEC for the disposal of spent nuclear fuel. Payments made to the USEC for disposal costs are based on nuclear generation and are included in Fuel for Electric Generation and Net Interchanged Power in the Statements of Income. These costs are recovered through the LEAC.

NOTE 4.  SCHEDULE OF CONSOLIDATED CAPITAL STOCK

                                                                   CURRENT
                                                                  REDEMPTION        DECEMBER 31,
                                                    OUTSTANDING     PRICE      -----------------------
              (THOUSANDS OF DOLLARS)                  SHARES      PER SHARE       1993         1992
- --------------------------------------------------- -----------   ----------   ----------   ----------
ENTERPRISE COMMON STOCK (no par) -- authorized
  500,000,000 shares; issued and outstanding at
  December 31, 1993, 243,688,256 shares, at
  December 31, 1992, 235,395,751 shares, and
  at December 31, 1991, 226,700,852 shares (note
  A).                                                                          $3,772,662   $3,499,183
                                                                               ----------   ----------
                                                                               ----------   ----------
ENTERPRISE PREFERRED STOCK (note B)
  PSE&G CUMULATIVE PREFERRED STOCK (note C)
  Without Mandatory Redemption (note D)
    $100 par value -- Series
          4.08%.................................... 250,000      $103.00       $   25,000   $   25,000
          4.18%.................................... 249,942       103.00           24,994       24,994
          4.30%.................................... 250,000       102.75           25,000       25,000
          5.05%.................................... 250,000       103.00           25,000       25,000
          5.28%.................................... 250,000       103.00           25,000       25,000
          6.80%.................................... 250,000       102.00           25,000       25,000
          7.40%.................................... 500,000       101.00           50,000       50,000
          7.52%.................................... 500,000       101.00           50,000       50,000
          8.08%.................................... 150,000       101.00           15,000       15,000
          7.80%.................................... 750,000       101.00           75,000       75,000
          7.70%.................................... 600,000       100.79           60,000       60,000
          8.16%.................................... 300,000       100.74           30,000       30,000
                                                                               ----------   ----------
               Total Preferred Stock without
                 Mandatory Redemption..............                            $  429,994   $  429,994
                                                                               ----------   ----------
                                                                               ----------   ----------
  With Mandatory Redemption (notes D, E and F)
     $100 par value -- Series
          7.44%.................................... 750,000      $103.72       $   75,000   $   75,000
          5.97%.................................... 750,000       102.99           75,000           --
                                                                               ----------   ----------
          Preferred Stock with Mandatory Redemption.........................   $  150,000   $   75,000
                                                                               ----------   ----------
                                                                               ----------   ----------

NOTES TO SCHEDULE OF CONSOLIDATED CAPITAL STOCK

(A) Total authorized and unissued shares include 7,571,442 shares of Enterprise Common Stock reserved for issuance through Enterprise's Dividend Reinvestment and Stock Purchase Plan (DRIP) and various employee benefit plans. In 1993, 8,292,505 shares of Enterprise Common Stock were issued and sold for $273,479,342, including a public offering of 4,400,000 shares issued and sold for $142,670,000; in 1992, 8,694,899 shares were issued and sold for $237,045,247, including a public offering of 5,000,000 shares issued and sold for $132,025,000; in 1991, 8,228,647 shares were issued and sold for $218,735,528, including a public offering of 5,000,000 shares issued and sold for $129,950,000.

(B) Enterprise has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) As of December 31, 1993, there were 1,700,060 shares of $100 par value and 10,000,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being again revived from time to time.

     In January 1994, PSE&G called for redemption on March 1, 1994 all of the outstanding shares of two series of securities: 300,000 shares of its 8.16% Cumulative Preferred Stock ($100 Par) and 150,000 shares of its 8.08% Cumulative Preferred Stock ($100 Par).

     In February 1994, PSE&G issued and sold 600,000 shares of 6.92% Cumulative Preferred Stock ($100 Par) which may not be redeemed before February 1, 2004 and 600,000 shares of 6.75% Cumulative Preferred Stock -- $25 Par which may not be redeemed before February 1, 1999. The net proceeds from the sale of the 6.75% Cumulative Preferred Stock -- $25 Par will be used by PSE&G to redeem the outstanding shares of the 8.08% Cumulative Preferred Stock ($100 Par).

(D) At December 31, 1993, the annual dividend requirement and embedded dividend for Preferred Stock without mandatory redemption were $29,012,000 and 6.75%, respectively and for Preferred Stock with mandatory redemption were $10,057,500 and 6.71%, respectively.

(E) In March 1993, PSE&G sold 750,000 shares of 5.97% Cumulative Preferred Stock ($100 Par). PSE&G will be required to redeem through the operation of a sinking fund 37,500 shares, plus accumulated dividends, on March 1 of each year commencing March 1, 2003 and shall redeem the remaining shares on March 1, 2008, plus accumulated dividends.

(F) In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), the estimated fair value was determined using the ready market price for the Preferred Stock at the end of 1993. As of December 31, 1993, the estimated fair value of the Preferred Stock was $158 million. As of December 31, 1992, the estimated fair value of the Preferred Stock was $78 million.

NOTE 5.  DEFERRED ITEMS

PROPERTY ABANDONMENTS

     The BRC has authorized PSE&G to recover after-tax property abandonment costs from its customers. The following table reflects the application of Statement of Financial Accounting Standards No. 90, "Regulated
Enterprises -- Accounting for Abandonments and Disallowances of Plant Costs" (SFAS 90), as amended, on property abandonments for which no return is earned. The net-of-tax discount rate used was between 4.443% and 7.801%.

     As part of its base rate decision of December 31, 1992, the BRC required the elimination of the amortization of the abandonment cost for Hope Creek Unit 2 as of December 31, 1992. The net remaining balance was transferred to the LEAC. (See Note 2 -- Rate Matters.) The following table reflects the property abandonments and related tax effects on which no return is earned.

                                                                   DECEMBER 31,
                                                      ---------------------------------------
                                                             1993                 1992
                                                      ------------------   ------------------
                                                      DISCOUNTED           DISCOUNTED
                 PROPERTY ABANDONMENTS                  COST      TAXES      COST      TAXES
    ------------------------------------------------  --------   -------   --------   -------
                                                             (THOUSANDS OF DOLLARS)
    Atlantic Project................................  $ 81,475   $34,229   $ 92,282   $38,778
    LNG Project.....................................    11,362     4,227     15,231     5,738
    Uranium Projects................................    12,699     5,442     14,450     6,168
    Other...........................................        --        --        298        --
                                                      --------   -------   --------   -------
                                                      $105,536   $43,898   $122,261   $50,684
                                                      --------   -------   --------   -------
                                                      --------   -------   --------   -------

UNDER (OVER) RECOVERED ELECTRIC ENERGY AND GAS COSTS -- NET

     Recoveries of electric energy and gas costs are determined by the BRC under the LEAC and LGAC. PSE&G's deferred fuel balances as of December 31, 1993 and December 31, 1992, reflect an underrecovery of $62.0 million and an overrecovery of $122.7 million, respectively.

UNRECOVERED PLANT AND REGULATORY STUDY COSTS

     Amounts shown in the consolidated balance sheets consist of costs associated with developing, consolidating and documenting the specific design basis of PSE&G's jointly-owned nuclear generating stations, as well as PSE&G's share of costs associated with the cancellation of the Hydrogen Water Chemistry System Project at Peach Bottom. PSE&G has received both BRC and FERC approval to defer and amortize, over the remaining life of the Salem and Hope Creek nuclear units, costs associated with configuration baseline documentation projects. PSE&G has received FERC approval to defer and amortize over the remaining life of the applicable Peach Bottom units, costs associated with the configuration baseline documentation and the cancelled Hydrogen Water Chemistry System Projects. While PSE&G expects the BRC to authorize recovery of such costs from electric customers, no assurances can be given.

OIL AND GAS PROPERTY WRITE-DOWN

     On December 31, 1992, the BRC approved the recovery of the EDC write-down through PSE&G's LGAC over a ten year period beginning January 1, 1993. At December 31, 1993, the remaining balance to be amortized was $46 million.

UNAMORTIZED DEBT EXPENSE

     Gains and losses and the cost of redeeming long-term debt for PSE&G are deferred and amortized over the life of the applicable debt.

NOTE 6.  SCHEDULE OF CONSOLIDATED LONG-TERM DEBT

                                                                                     DECEMBER 31,
                                                                              --------------------------
 INTEREST RATES                              DUE                                 1993            1992
- -----------------     -------------------------------------------------       ----------      ----------
                                                                                (THOUSANDS OF DOLLARS)
PSE&G
FIRST AND REFUNDING MORTGAGE BONDS (note A)
4 3/8% - 9 1/8%       1993.............................................       $       --      $  190,000
4 5/8%                1994.............................................           60,000          60,000
4 3/4% - 6%           1995.............................................          310,000         310,000
9 3/4%                1996.............................................               --          75,000
6 1/4% - 7 1/8%       1997.............................................          300,000         375,000
6% - 7%               1998.............................................          100,000          75,000
6% - 8 7/8%           1999-2003........................................        1,200,000         798,600
6.30% - 9 1/8%        2004-2008........................................          438,900         530,400
6.80% - 10 3/8%       2009-2013........................................           73,710         137,710
8.10% - 10 1/2%       2014-2018........................................          310,200         745,400
7 1/2% - 9 3/4%       2019-2023........................................        1,068,500         822,500
5.20% - 7%            2024-2028........................................          387,000              --
5.55%                 2033.............................................          145,200              --
5% - 8%               2037.............................................           15,001          15,001
MEDIUM-TERM NOTES
7.15% - 7.18%         2023.............................................           40,500              --
                                                                              ----------      ----------
Total First and Refunding Mortgage Bonds...............................       $4,449,011      $4,134,611
                                                                              ----------      ----------

                                                                                     DECEMBER 31,
                                                                              --------------------------
 INTEREST RATES                              DUE                                 1993            1992
- -----------------     -------------------------------------------------       ----------      ----------
                                                                                (THOUSANDS OF DOLLARS)
DEBENTURE BONDS UNSECURED
7 3/4%                1996.............................................       $       --      $   41,994
6%                    1998.............................................           18,195          18,195
                                                                              ----------      ----------
Total Debenture Bonds..................................................           18,195          60,189
                                                                              ----------      ----------
Principal Amount Outstanding (note F)..................................        4,467,206       4,194,800
Amounts Due Within One Year (note B)...................................          (61,700)       (191,700)
Net Unamortized Discount...............................................          (41,069)        (24,962)
                                                                              ----------      ----------
Total Long-Term Debt of PSE&G..........................................        4,364,437       3,978,138
                                                                              ----------      ----------
EDHI
CAPITAL (note C)
8.95% - 9.72%         1993.............................................           --              88,000
7.40%                 1994.............................................           50,000          50,000
5.65% - 9.55%         1995.............................................          112,000         112,000
9.00%                 1996.............................................           20,000          20,000
5.79% - 5.92%         1997.............................................           27,000          --
9.875% - 10.05%       1998.............................................          282,500         325,000
6.54% - 9.93%         1999-2000........................................          233,000         155,000
                                                                              ----------      ----------
Principal Amount Outstanding (note F)..................................          724,500         750,000
Amounts Due Within One Year (note B)...................................          (92,436)       (130,431)
Net Unamortized Discount...............................................           (1,746)         (1,571)
                                                                              ----------      ----------
Total Long-Term Debt of Capital........................................          630,318         617,998
                                                                              ----------      ----------
FUNDING (note D)
9.43%                 1993.............................................           --              60,000
9.54%                 1995.............................................           35,000          35,000
9.55%                 1996.............................................           28,000          28,000
6.85% - 9.59%         1997.............................................           55,000          40,000
9.95%                 1998.............................................           83,000          83,000
7.58%                 1999.............................................           45,000          --
4.5625% - 5.0%
  Bank Loans          1994-95..........................................           --             175,000
                                                                              ----------      ----------
Principal Amount Outstanding (note F)..................................          246,000         421,000
Amounts Due Within One Year (note B)...................................           --             (60,000)
                                                                              ----------      ----------
Total Long-Term Debt of Funding........................................          246,000         361,000
                                                                              ----------      ----------
EGDC MORTGAGE NOTES
5.18% - 7.736%        1994.............................................           13,638          13,678
5.75%                 1998.............................................            9,050          10,280
10.625% - 12.75%      2012.............................................            6,806           6,913
                                                                              ----------      ----------
Principal Amount Outstanding (note F)..................................           29,494          30,871
Amounts Due Within One Year (note B)...................................          (13,928)        (10,428)
                                                                              ----------      ----------
Total Long-Term Debt of EGDC...........................................           15,566          20,443
                                                                              ----------      ----------
Total Long-Term Debt of EDHI...........................................          891,884         999,441
                                                                              ----------      ----------
Consolidated Long-Term Debt (note E)...................................       $5,256,321      $4,977,579
                                                                              ----------      ----------
                                                                              ----------      ----------

NOTES:

(A) PSE&G's Mortgage, securing the Bonds, constitutes a direct first mortgage lien on substantially all PSE&G property and franchises.

    In January 1994, PSE&G called for redemption on March 1, 1994 all of its First and Refunding Mortgage Bonds 4 5/8% Series due 1994. In February 1994, PSE&G issued $50 million principal amount of its First and Refunding Mortgage Bonds Pollution Control Series O due 2032.

(B) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1993 are as follows:

                              SINKING FUNDS                          MATURITIES
                            -----------------   ----------------------------------------------------
              YEAR          PSE&G    CAPITAL     PSE&G     CAPITAL     EGDC     FUNDING      TOTAL
                                                     (THOUSANDS OF DOLLARS)
      1994................  $1,700   $ 42,500   $ 60,000   $ 49,936   $13,928   $     --   $ 168,064
      1995................     200     42,500    310,000    112,000       305     35,000     500,005
      1996................     200     42,500         --     20,000       320     28,000      91,020
      1997................     200     42,500    300,000     27,000       337     55,000     425,037
      1998................     200     37,500    100,000     75,000     8,551     83,000     304,251
                            ------   --------   --------   --------   -------   --------   ---------
                            $2,500   $207,500   $770,000   $283,936   $23,441   $201,000   $1,488,377
                            ------   --------   --------   --------   -------   --------   ---------
                            ------   --------   --------   --------   -------   --------   ---------

     For sinking fund purposes, certain First and Refunding Mortgage Bond issues require annually the retirement of an aggregate $13.3 million principal amount of bonds or the utilization of bondable property additions at 60% of cost. The portion expected to be met by property additions has been excluded from the table above.

(C) Capital is providing up to $750 million debt financing for EDHI's businesses on the basis of a support agreement with Enterprise.

(D) Funding provides debt financing for EDHI's businesses other than EGDC on the basis of unconditional guarantees from EDHI.

(E) At December 31, 1993, the annual interest requirement on long-term debt was $421.2 million of which $327.5 million was the requirement for Bonds. The embedded interest cost on long-term debt on such date was 8.06%.

(F) In accordance with the requirements of SFAS 107, the estimated fair value was determined using market quotations or values of debt with similar terms, credit ratings and remaining maturities at the end of 1992. As of December 31, 1993, the estimated fair value of PSE&G's and EDHI's long-term debt was $4.7 billion and $1.2 billion, respectively. As of December 31, 1992, the estimated fair value of PSE&G's and EDHI's long-term debt was $4.4 billion and $1.3 billion, respectively.

NOTE 7.  LONG-TERM INVESTMENTS

     Long-Term Investments are primarily those of EDHI. A summary of Long-Term Investments is as follows:

                                                                          1993       1992
                                                                         ------     ------
                                                                       (MILLIONS OF DOLLARS)
    Lease Agreements (see Note 10 -- Leasing Activities):
         Leveraged Leases..............................................  $  738     $  718
         Direct-Financing Leases.......................................      85         93
         Other Leases..................................................       8         12
                                                                         ------     ------
              Total....................................................     831        823
                                                                         ------     ------
    Partnerships:
         General Partnerships..........................................     152        135
         Limited Partnerships..........................................     433        428
                                                                         ------     ------
              Total....................................................     585        563
                                                                         ------     ------
    Joint Ventures.....................................................      35         11
    Securities.........................................................      82        198
    Valuation Allowances...............................................     (18)       (17)
    Corporate-owned Life Insurance (PSE&G).............................      99         72
                                                                         ------     ------
              Total Long-Term Investments..............................  $1,614     $1,650
                                                                         ------     ------
                                                                         ------     ------

     PSRC's leveraged leases are reported net of principal and interest on nonrecourse loans and unearned income, including deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive.

     Partnership investments are those of PSRC, EGDC and CEA and are undertaken with other investors. PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. As of December 31, 1993, $139.5 million remained as PSRC's unfunded commitment subject to call.

     PSRC has invested in marketable securities and limited partnerships investing in securities, which are stated at fair value. Realized investment gains and losses on the sale of investment securities are determined utilizing the specific cost identification method.

NOTE 8.  CASH AND CASH EQUIVALENTS

     The December 31, 1993 and 1992 balances consist primarily of working funds and highly liquid marketable securities (commercial paper) with a maturity of three months or less.

NOTE 9.  FEDERAL INCOME TAXES

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rates of 35% in 1993 and 34% in 1992 and 1991 is as follows:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $600,933     $504,117     $543,035
    Preferred stock dividend requirements..............    38,114       31,907       29,012
    SFAS 109 Cumulative Effect.........................    (5,414)       --           --
                                                         --------     --------     --------
              Subtotal.................................   633,633      536,024      572,047
                                                         --------     --------     --------
    Federal income taxes:
    Operating income:
      Current provision................................   152,076      152,225      146,408
      Provision for deferred income taxes -- net(A)....   186,467       91,104      137,955
      Investment tax credits -- net....................   (23,784)     (21,635)     (19,507)
                                                         --------     --------     --------
    Total included in operating income.................   314,759      221,694      264,856
    Miscellaneous other income:
      Current provision................................   (15,419)       4,721      (11,396)
      Provision for deferred income taxes(A)...........     9,815       19,261       10,906
    SFAS 90 deferred income taxes(A)...................     2,948        2,690        4,967
                                                         --------     --------     --------
    Total Federal income tax provisions................   312,103      248,366      269,333
                                                         --------     --------     --------
    Pretax income......................................  $945,736     $784,390     $841,380
                                                         --------     --------     --------
                                                         --------     --------     --------

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

    Tax computed at the statutory rate.................  $331,008     $266,693     $286,069
                                                         --------     --------     --------
    Increase (decrease) attributable to flow through of
      certain tax adjustments:
         Depreciation..................................     9,002       15,614        9,229
         Amortization of plant abandonments and
           write-downs.................................    (2,239)     (18,867)      (4,497)
      Amortization of investment tax credits...........   (23,784)     (20,681)     (22,004)
      Other............................................    (1,884)       5,607          536
                                                         --------     --------     --------
    Subtotal...........................................   (18,905)     (18,327)     (16,736)
                                                         --------     --------     --------
    Total Federal income tax provisions................  $312,103     $248,366     $269,333
                                                         --------     --------     --------
                                                         --------     --------     --------
    Effective Federal income tax rate..................      33.0%        31.7%        32.0%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                              (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.....  $112,814     $136,073     $123,122
      Leasing Activities...............................    34,958       56,087       41,741
      Property Abandonments............................    (6,632)     (34,739)     (11,582)
      Oil and Gas Property Write-Down..................    (2,451)      (6,393)      (6,393)
      Deferred fuel costs -- net.......................    63,330      (40,148)       9,285
      Other............................................    (2,789)       2,175       (2,345)
                                                         --------     --------     --------
    Total..............................................  $199,230     $113,055     $153,828
                                                         --------     --------     --------
                                                         --------     --------     --------

     Since 1987, Enterprise's Federal alternative minimum tax (AMT) liability has exceeded its regular Federal income tax liability. This excess can be carried forward indefinitely to offset regular income tax liability in future years. Enterprise expects to utilize these AMT credits in the future as regular tax liability exceeds AMT. As of December 31, 1993, 1992 and 1991, Enterprise had AMT credits of $247 million, $212 million and $185 million, respectively.

     Since 1986, Enterprise has filed a consolidated Federal income tax return on behalf of itself and its subsidiaries. Prior to 1986, PSE&G filed consolidated tax returns. On March 20, 1992, the Internal Revenue Service (IRS) issued a Revenue Agents Report (RAR) following completion of examination of PSE&G's consolidated tax return for 1985 and Enterprise's consolidated tax returns for 1986 and 1987, proposing various adjustments for such years which would increase Enterprise's consolidated Federal income tax liability by approximately $121 million, exclusive of interest and penalties, of which approximately $118 million is attributable to PSE&G. Interest after taxes on these proposed adjustments is currently estimated to be approximately $82 million as of December 31, 1993 and will continue to accrue at the Federal rate for large corporate underpayments, currently 9% annually.

     The most significant of these proposed adjustments relates to the IRS contention that PSE&G's Hope Creek nuclear unit is a partnership with a short 1986 taxable year. In addition, the IRS contends that the tax in-service date of that unit is four months later than the date claimed by PSE&G. On June 19, 1992, Enterprise and PSE&G filed a protest with the IRS disagreeing with certain of the proposed adjustments (including those related to Hope Creek) contained in the RAR for taxable years 1985 through 1987 and continues to contest these issues. Any tax adjustments resulting from the RAR would reduce Enterprise's and PSE&G's respective deferred credits for accumulated deferred income taxes. Enterprise expects PSE&G to recover all interest paid with respect to tax adjustments attributable to PSE&G from PSE&G's customers through rates. While PSE&G believes that assessments attributable to it are generally recoverable from its customers in rates, no assurances can be given as to what regulatory treatment may be afforded by the BRC.

     On January 1, 1993, Enterprise adopted SFAS 109 without restating prior years' financial statements which resulted in Enterprise recording a $5.4 million cumulative effect increase in its net income. Under SFAS 109, deferred taxes are provided at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for ratemaking purposes. Since management believes that it is probable that the effects of SFAS 109 on PSE&G, principally the accumulated tax benefits that previously have been treated as a flow-through item to customers, will be recovered from utility customers in the future, an offsetting regulatory asset was established. As of December 31, 1993, PSE&G had recorded a deferred tax liability and an offsetting regulatory asset of $790 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the 1993 Federal income tax rate of 35%.

SFAS 109

     The following is an analysis of accumulated deferred income taxes:

                  ACCUMULATED DEFERRED INCOME TAXES                        1993         1992
- ----------------------------------------------------------------------  ----------   ----------
                                                                         (THOUSANDS OF DOLLARS)
Assets:
  Current (net).......................................................  $   12,934   $       --
  Non-Current:
     Unrecovered Investment Tax Credits...............................     143,125           --
     Nuclear Decommissioning..........................................      25,211       24,305
     Hope Creek Cost Disallowance.....................................      20,231       29,468
     Uncollectibles...................................................       9,776           --
     Vacation Pay.....................................................       6,721        6,424
     AMT Credit.......................................................     246,862      212,453
     Real Estate Impairment...........................................      27,173           --
     Other............................................................      14,880        1,209
                                                                        ----------   ----------
          Total Non-Current...........................................  $  493,979   $  273,859
                                                                        ----------   ----------
Total Assets..........................................................  $  506,913   $  273,859
                                                                        ----------   ----------
                                                                        ----------   ----------
Liabilities:
  Non-Current:
     Plant Related Items..............................................  $2,169,861   $1,395,725
     Leasing Activities...............................................     520,286      451,733
     Property Abandonments............................................      32,206       50,684
     Oil and Gas Property Write-Down..................................      16,790       24,518
     Deferred Electric Energy & Gas Costs.............................      20,133      (44,415)
     Unamortized Debt Expense.........................................      38,768       17,082
     Taxes Recoverable Through Future Rates...........................     270,518           --
     Other............................................................     127,803       89,621
                                                                        ----------   ----------
          Total Non-Current...........................................  $3,196,365   $1,984,948
                                                                        ----------   ----------
Total Liabilities.....................................................  $3,196,365   $1,984,948
                                                                        ----------   ----------
                                                                        ----------   ----------
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets..................................................  $   12,934   $       --
  Net Deferred Liability..............................................  $2,702,386   $1,711,089
                                                                        ----------   ----------
     Total............................................................  $2,689,452   $1,711,089
                                                                        ----------   ----------
                                                                        ----------   ----------

     The Revenue Reconciliation Act of 1993, enacted in August 1993, increased the Federal corporate income tax rate from 34% to 35% effective January 1, 1993. This resulted in an increase in Federal income tax expense for Enterprise of $18.1 million for the year 1993.

NOTE 10.  LEASING ACTIVITIES

     As Lessee

     The Consolidated Balance Sheets include assets and related obligations applicable to capital leases where PSE&G is a lessee. The total amortization of the leased assets and interest on the lease obligations equals the net minimum lease payments included in rent expense for capital leases.

     Capital leases of PSE&G relate primarily to its corporate headquarters and other capital equipment. Certain of the leases contain renewal and purchase options and also contain escalation clauses.

     Enterprise and its other subsidiaries are not lessees in any capitalized leases.

     Utility plant includes the following amounts for capital leases at December 31:

                                                                    1993        1992
                                                                   -------     -------
                                                                 (THOUSANDS OF DOLLARS)
        Common Plant.............................................  $56,812     $56,812
        Less: Accumulated Amortization...........................    3,708       3,196
                                                                   -------     -------
        Net Assets under Capital Leases..........................  $53,104     $53,616
                                                                   -------     -------
                                                                   -------     -------

     Future minimum lease payments for noncancelable capital and operating leases at December 31, 1993 were:

                                                                   CAPITAL     OPERATING
                                                                   LEASES      LEASES
                                                                   -------     -------
                                                                 (THOUSANDS OF DOLLARS)
        1994.....................................................  $13,015     $14,353
        1995.....................................................   13,016      14,056
        1996.....................................................   13,017      12,942
        1997.....................................................   13,017      10,982
        1998.....................................................   13,018       7,820
        Later Years..............................................  212,521      24,184
                                                                   -------     -------
        Minimum Lease Payments...................................  277,604     $84,337
                                                                               -------
                                                                               -------
        Less: Amount representing estimated executory costs,
              together with any profit thereon, included in
              minimum lease payments.............................  138,876
                                                                   -------
        Net minimum lease payments...............................  138,728
        Less: Amount representing interest.......................   85,624
                                                                   -------
        Present value of net minimum lease payments(A)...........  $53,104
                                                                   -------
                                                                   -------

(A) Reflected in the Consolidated Balance Sheets in Capital Lease Obligations of $52.530 million and in Long-Term Debt and Capital Lease Obligations due within one year of $574 thousand.

     The following schedule shows the composition of rent expense included in Operating Expenses:

                                                             FOR THE YEARS ENDED DECEMBER
                                                                          31,
                                                            -------------------------------
                                                             1993        1992        1991
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Interest on Capital Lease Obligations.................  $ 6,074     $ 6,129     $ 6,205
    Amortization of Utility Plant under Capital Leases....      513         457         439
                                                            -------     -------     -------
    Net minimum lease payments relating to Capital
      Leases..............................................    6,587       6,586       6,644
    Other Lease payments..................................   22,095      21,739      26,290
                                                            -------     -------     -------
    Total Rent Expense....................................  $28,682     $28,325     $32,934
                                                            -------     -------     -------
                                                            -------     -------     -------

     AS LESSOR

     PSRC's net investments in leveraged and direct financing leases are composed of the following elements:

                                          DECEMBER 31, 1993                      DECEMBER 31, 1992
                                  ----------------------------------     ----------------------------------
                                                            (MILLIONS OF DOLLARS)
                                                 DIRECT                                 DIRECT
                                  LEVERAGED     FINANCING                LEVERAGED     FINANCING
                                   LEASES        LEASES       TOTAL       LEASES        LEASES       TOTAL
                                  ---------     ---------     ------     ---------     ---------     ------
Lease rents receivable..........   $   980        $ 114       $1,094      $ 1,015        $ 130       $1,145
Estimated residual value........       595           12          607          599           12          611
                                  ---------     ---------     ------     ---------     ---------     ------
                                     1,575          126        1,701        1,614          142        1,756
Unearned and deferred income....      (837)         (41)        (878)        (896)         (49)        (945)
                                  ---------     ---------     ------     ---------     ---------     ------
Total investments...............       738           85          823          718           93          811
Deferred taxes..................      (267)         (20)        (287)        (225)         (18)        (243)
                                  ---------     ---------     ------     ---------     ---------     ------
Net investments.................   $   471        $  65       $  536      $   493        $  75       $  568
                                  ---------     ---------     ------     ---------     ---------     ------
                                  ---------     ---------     ------     ---------     ---------     ------

     PSRC's other leases are with various regional, state and city authorities for transportation equipment and aggregated $8 million and $12 million as of December 31, 1993 and 1992, respectively.

NOTE 11.  SHORT-TERM DEBT (COMMERCIAL PAPER AND LOANS)

     Commercial paper represents unsecured bearer promissory notes sold through dealers at a discount with a term of nine months or less.

PSE&G
Certain information regarding commercial paper follows:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Principal amount outstanding at end of year........  $532,728     $257,536     $165,857
    Maximum principal amount outstanding at any
      month-end........................................  $532,728     $549,914     $499,171
    Average daily outstanding..........................  $310,400     $279,900     $400,000
    Weighted average annual interest rate..............      3.20%        3.76%        5.98%
    Weighted average interest rate for commercial paper
      outstanding at year-end..........................      3.34%        3.64%        4.99%

     PSE&G has authorization from the BRC to issue and have outstanding not more than $800 million of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders. This authorization expires December 31, 1994. PSE&G expects to be able to renew such authority.

     PSE&G has a $600 million revolving credit agreement with a group of banks which expires in September 1994. As of December 31, 1993, there was no short-term debt outstanding under this agreement.

     Fuelco has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks which expires in June 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1993, 1992 and 1991, Fuelco had commercial paper of $108.7 million, $122.5 million and $135.9 million, respectively, outstanding under such program, which amounts are included in the table above.

EDHI
Certain information regarding commercial paper follows:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Amount outstanding at end of year..................  $ 44,908     $134,446     $223,193
    Maximum amount outstanding at any month-end........  $150,321     $204,558     $326,537
    Average daily outstanding..........................  $ 91,800     $156,400     $243,700
    Weighted average annual interest rate..............      3.24%        3.78%        5.92%
    Weighted average interest rate for commercial paper
      outstanding at year-end..........................      3.47%        3.76%        5.04%

     At December 31, 1993, Funding had a $225 million commercial paper program supported by a direct pay commercial bank letter of credit and revolving credit facility and a $225 million revolving credit facility each of which expires in November 1995.

ENTERPRISE

     At each of December 31, 1993, 1992 and 1991, Enterprise had $25 million of lines of credit supported by compensating balances under informal arrangements with banks. At each of December 31, 1993, 1992 and 1991, Enterprise had no line of credit compensated for by fees.

NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR PERFORMANCE STANDARD

     The BRC has established a nuclear performance standard (Standard) for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest:
Salem -- 42.59%; Hope Creek -- 95%; and Peach Bottom -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO.

     The penalty/reward under the Standard is a percentage of replacement power costs. (See table below.) The Standard provides that the penalties will be calculated to the edge of each capacity factor range. For example, a 30% penalty applies to replacement power costs incurred in the 55% to 65% range and a 40% penalty applies to replacement power costs in the 45% to 55% range.

                           CAPACITY FACTOR RANGE                         REWARD     PENALTY
    -------------------------------------------------------------------  ------     -------
    Equal to or greater than 75%.......................................    30%        --
    Equal to or greater than 65% and less than 75%.....................   None        None
    Equal to or greater than 55% and less than 65%.....................   --           30%
    Equal to or greater than 45% and less than 55%.....................   --           40%
    Equal to or greater than 40% and less than 45%.....................   --           50%
    Below 40%..........................................................      BRC Intervenes

     Under the Standard, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the Standard does not specifically have a gross negligence provision, the BRC has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the Standard. During 1993, the five nuclear units in which PSE&G has an ownership interest aggregated a 77% combined capacity factor. In accordance with the Standard, PSE&G's combined capacity factor exceeded the 75% reward threshold, entitling PSE&G to a reward of approximately $3.9 million. PSE&G will petition the BRC to recover this reward through the LEAC commencing on June 30, 1994.

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                                     PSE&G
                                                                                    MAXIMUM
                                                                                   ASSESSMENTS
                                                                       TOTAL         FOR A
                                                                       SITE          SINGLE
                   TYPE AND SOURCE OF COVERAGES                      COVERAGES      INCIDENT
- -------------------------------------------------------------------  ---------     ----------
                                                                     (MILLIONS OF DOLLARS)
Public Liability:
  American Nuclear Insurers........................................  $  200.0        $   --
  Indemnity(A).....................................................   9,195.9         210.2
                                                                     ---------     ----------
                                                                     $9,395.9 (B)    $210.2
                                                                     ---------     ----------
Nuclear Worker Liability:
  American Nuclear Insurers(C).....................................  $  200.0        $  8.3
                                                                     ---------     ----------
Property Damage:
  Nuclear Mutual Limited...........................................  $  500.0        $ 17.4
  American Nuclear Insurers........................................     765.0 (D)        --
  Nuclear Electric Insurance Ltd. (NEIL I).........................      85.0 (E)        --
  Nuclear Electric Insurance Ltd. (NEIL II)........................   1,400.0 (F)      10.9(G)
                                                                     ---------     ----------
                                                                     $2,750.0        $ 28.3
                                                                     ---------     ----------
Replacement Power:
  Nuclear Electric Insurance Ltd. .................................  $    3.5 (H)    $ 11.3

(A) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended, (Price-Anderson). Subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. Assessment adjusted for inflation effective August 20, 1993.

(B) Limit of liability for each nuclear incident under Price-Anderson.

(C) Industry aggregate limit representing the potential liability from workers claiming exposure to the hazard of nuclear radiation. This policy includes automatic reinstatements up to an aggregate of $200 million, thereby providing total coverage of $400 million. This policy does not increase PSE&G's obligation under Price-Anderson.

(D) Includes $100 million sublimit for premature decommissioning costs.

(E) New policy effective January 1, 1994.

(F) Includes up to $250 million for premature decommissioning costs.

(G) In the event of a second industry loss triggering NEIL coverage, the maximum retrospective premium assessment can increase to $23.4 million.

(H) Weekly indemnity for 52 weeks which commences after the first 21 weeks of an outage. Beyond the first 52 weeks of coverage indemnity of $2.3 million per week for 104 weeks is afforded. Total coverage amounts to $425.9 million over three years.

     Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.4 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price-Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability", the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. PSE&G's maximum aggregate assessment per incident is $210.2 million (based on PSE&G's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $26.5 million.

     PSE&G purchases all property insurance available, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Under the terms of the various insurance agreements, PSE&G could be subject to a maximum retrospective assessment for a single incident of up to $28.3 million. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

     PSE&G is a member of an industry mutual insurance company, NEIL, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear station. The policies provide for a weekly indemnity payment of $3.5 million for 52 weeks, subject to a 21-week waiting period. The policies provide for weekly indemnity payments of $2.3 million for a 104 week period beyond the first year's indemnity. The premium for this coverage is subject to retrospective assessment for adverse loss experience. Under the policies, PSE&G's present maximum share of any retrospective assessment in any year is $11.3 million.

NUCLEAR FUEL

     As a result of the NEPA, all United States nuclear utilities are responsible to co-fund with the United States Government a decontamination and decommissioning fund for DOE nuclear fuel enrichment facilities. PSE&G is responsible for making annual payments into this fund for 15 years beginning in 1993.

     In September 1993, PSE&G paid its $4 million annual assessment based on its proportionate share of the five nuclear units in which it has an ownership interest. PSE&G deferred such amount and expects to recover it, together with its estimated $56 million future liability, from customers through its LEAC. (See Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear
Fuel -- Uranium Enrichment Decontamination and Decommissioning Fund.)

CONSTRUCTION AND FUEL SUPPLIES

     PSE&G has substantial commitments as part of its ongoing construction program which includes capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business plans, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an integrated electric resource plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and DSM to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of cogeneration and other nonutility capacity projected to be available.

     Based on PSE&G's 1994-1998 construction program, construction expenditures are expected to aggregate approximately $4.2 billion, which includes $483 million for nuclear fuel and $133 million of AFDC and capitalized interest during the years 1994 through 1998. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 4%, annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to generate internally a majority of the funds necessary to satisfy its construction expenditures over the next five years, assuming adequate and timely rate relief, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1994 through 1998.

BERGEN STATION REPOWERING

     PSE&G is presently engaged in Phase I of a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by New Jersey Department of Environmental Protection and Energy (NJDEPE) on May 27, 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility. Phase II of the project, if it is undertaken by PSE&G, would increase the capacity of Bergen by an additional 650 MW.

     On July 12, 1993, an association of competitors of PSE&G appealed the NJDEPE's issuance of the air permit for Phase I of the project to the Appellate Division of the New Jersey Superior Court, alleging that PSE&G is first required to obtain a Certificate of Need under the New Jersey Need Assessment Act (Need Assessment Act). The NJDEPE determined that the Need Assessment Act was inapplicable to this renovation project. Obtaining a Certificate of Need would be a complex procedure entailing proceedings of at least a two year duration before the NJDEPE, the outcome of which could not be assured. As of December 31, 1993, Phase I of the renovation project was about 20% complete and PSE&G had spent approximately $169 million on this effort. The final cost is estimated to be approximately $400 million.

     Briefs have been filed in the appeal and PSE&G believes that a Certificate of Need is not required for Phase I of the project. However, if a Certificate of Need were ultimately required by the courts after exhaustion of all appeals, the permits needed to operate the plant could not be issued until after a Certificate of Need was obtained. PSE&G intends to continue this renovation project and to vigorously defend its position through all available means.

ENVIRONMENT

GENERAL

     Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and the NJDEPE, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to be material.

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

     In March 1988, NJDEPE notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEPE and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEPE under a program to assess, investigate and, if necessary, remediate environmental concerns at its former gas plant sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material.

     Costs incurred through December 31, 1993 for the Remediation Program amounted to $44.5 million, net of insurance recoveries. In addition, at December 31, 1993, PSE&G's liability for estimated remediation costs, net of insurance recoveries, through 1996 aggregated $111 million. In accordance with a Stipulation approved by the BRC on January 21, 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992, net of insurance recoveries, over a six-year period. In its 1992-93 LGAC, PSE&G refunded $0.3 million during the 1993 LGAC year and will recover $5.3 million in each of its next three LGAC periods ending in 1996, net of insurance recoveries. The regulatory treatment of the remediation costs covered by this Stipulation was not changed in the BRC's September 15, 1993 written order, allowing continued collection under the terms of the January 21, 1992 Stipulation. The decision of September 15, 1993 concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 are subject to verification and audit in PSE&G's 1992-93 LGAC. The audit is currently ongoing. The order also approved a mechanism for costs incurred since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through PSE&G's LEAC and LGAC, with 60% charged to gas customers and 40% charged to electric customers. On November 1, 1993, the Public Advocate of New Jersey filed a motion requesting the BRC to reconsider its September 15, 1993 order. On January 21,1994, the BRC denied the motion.

     In November 1988, PSE&G filed suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. PSE&G has settled its claim with one insurer and there is a trial scheduled for September 1994 with the remaining insurers. Pending full recovery of Remediation Program costs through rates or under its insurance policies, neither of which can be assured, PSE&G will be required to finance the unreimbursed costs of its Remediation Program.

NOTE 13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     On January 1, 1993, Enterprise and PSE&G adopted SFAS 106, which requires that the expected cost of employees' postretirement health care and insurance benefits be charged to expense during the years in which employees render service. PSE&G elected to amortize over 20 years its unfunded obligation of $609.3 million at January 1, 1993. Prior to 1993, Enterprise and PSE&G recognized postretirement health care and insurance costs in the year that the benefits were paid. The following table discloses the significant components of the January 1, 1993, accumulated postretirement benefit obligation amortization:

                                                                                     JANUARY 1, 1993
                         NET POSTRETIREMENT BENEFIT OBLIGATION                       ---------------
    -------------------------------------------------------------------------------     (MILLIONS)
    Accumulated postretirement benefit obligation (PSE&G)..........................      $(609.3)
    Unrecognized transition obligation (PSE&G).....................................        578.8
                                                                                     ---------------
    Accrued postretirement obligation..............................................      $ (30.5)
                                                                                     ---------------
                                                                                     ---------------

     The following table discloses the significant components of the net periodic postretirement benefit obligation:

                   NET PERIODIC POSTRETIREMENT BENEFIT OBLIGATION                        1993
                   ----------------------------------------------                        ----
                                                                                      (MILLIONS)
    Service cost................................................................       $   11.7
    Interest on accumulated postretirement obligation...........................           44.4
    Amortization of transition obligations......................................           30.5
    Deferral of current expense.................................................          (58.6)
                                                                                       --------
             Annual net expense.................................................       $   28.0
                                                                                       --------
                                                                                       --------

     The discount rate used in determining the PSE&G net periodic postretirement benefit cost was 7.5%.

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate of the service and interest cost components of net periodic postretirement health care cost by approximately $2.4 million, or 6.0%, and increase the accumulated postretirement benefit obligation as of December 31, 1993 by $29.3 million, or 6.0%.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1993 were: medical costs for pre-age sixty-five retirees -- 13.5%, medical costs for post-age retirees -- 9.5%, prescription drugs -- 18% and dental costs -- 7.5%, such rates are assumed to gradually decline to 5.5%, 5.0%, 5.5% and 5.0%, respectively, in 2010.

     In its recent base rate case, PSE&G requested full recovery of the costs associated with postretirement benefits other than pensions (OPEB) on an accrual basis, in accordance with SFAS 106. The BRC's December 31, 1992 base rate order, provided that (1) PSE&G's pay-as-you-go basis OPEB costs will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis; (2) prudently incurred OPEB costs, that are accounted for on an accrual basis in accordance with SFAS 106, will be recoverable in future rates; (3) PSE&G should account for the differences between its OPEB costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset; (4) the issue of cash versus accrual accounting will be revisited and in the event that the Financial Accounting Standards Board (FASB) or the SEC requires the use of accrual accounting for OPEB costs for ratemaking purposes, the regulatory asset will be recoverable, through rates, over an appropriate amortization period.

     Accordingly, PSE&G is accounting for the differences between its SFAS 106 accruals cost and the cash cost currently recovered through rates as a regulatory asset. OPEB costs charged to expense during 1993 were $28 million and accrued OPEB costs deferred were $58.6 million, including an increase of $25 million due to the recognition of PSE&G's obligation for life insurance benefits. The amount of the unfunded liability, at December 31, 1993, as shown below, is $657.0 million and funding options are currently being explored. The primary effect of adopting SFAS 106 on Enterprise's and PSE&G's financial reporting is on the presentation of their financial positions with minimal effect on their results of operations.

     In accordance with SFAS 106 disclosure requirements, a reconciliation of the funded status of the plan as of December 31, 1993, is as follows:

                                                                       DECEMBER 31, 1993
                                                                       -----------------
                                                                          (MILLIONS)
        Accumulated postretirement benefit obligation:
          Retirees...................................................       $(406.4)
          Fully eligible active plan participants....................         (35.0)
          Other active plan participants.............................        (215.6)
                                                                       -----------------
                  Total..............................................        (657.0)
                                                                       -----------------
        Plan assets at fair value....................................            --
                                                                       -----------------
        Accumulated postretirement benefit obligation in excess of
          plan assets................................................        (657.0)
        Unrecognized net loss from past experience different from
          that assumed and from changes in assumptions...............       $  19.6
        Unrecognized prior service cost..............................            --
        Unrecognized transition obligation...........................         578.8
                                                                       -----------------
        Accrued postretirement obligation............................       $ (58.6)
                                                                       -----------------
                                                                       -----------------

     The discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1993 was 7.25%.

     During January 1993 and subsequent to the receipt of the Order, the FASB's Emerging Issues Task Force (EITF) concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. PSE&G intends to request the BRC for full SFAS 106 recovery in accordance with the EITF's view of such standard and believes that it is probable that any deferred costs will be recovered from utility customers within such twenty year time period.

NOTE 14.  PENSION PLAN

     The discount rate, expected long-term return on assets and average compensation growth used in determining the Pension Plan's funded status as of December 31, 1993 and 1992, and net pension costs for 1993, 1992 and 1991, were as follows:

                                                                           1993       1992
                                                                           ----       ----
    Discount Rate Used to Determine Pension Cost.........................  7 1/2%     7 1/2%
    Discount Rate Used to Determine Benefit Obligations..................  7 1/4%     7 1/2%
    Expected Long-Term Return on Assets..................................    8%         8%
    Average Compensation Growth to Determine Pension Cost................    6%         6%
    Average Compensation Growth to Determine Benefit Obligations.........  5.5%         6%

     The following table shows the Pension Plan's funded status:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1993          1992
                                                                  -----------   -----------
                                                                   (THOUSANDS OF DOLLARS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including vested benefits of $1,045,035 in 1993 and $993,867 in 1992.............  $(1,144,214)  $(1,065,842)
      Effect of projected future compensation...................     (346,416)     (332,843)
                                                                  -----------   -----------
    Projected benefit obligations...............................   (1,490,630)   (1,398,685)
    Plan assets at fair value, primarily listed equity and debt
      securities................................................    1,312,619     1,172,775
                                                                  -----------   -----------
    Projected benefit obligations in excess of plan assets......     (178,011)     (225,910)
    Unrecognized net gain (loss) from past experience and
      effects of changes in assumptions.........................      (20,981)       18,326
    Prior service cost not yet recognized in net pension cost...      113,397       121,998
    Unrecognized net obligations being recognized over 16.7
      years.....................................................       77,486        85,586
                                                                  -----------   -----------
    Accrued pension expense.....................................  $    (8,109)  $   --
                                                                  -----------   -----------
                                                                  -----------   -----------

     The net pension cost for the years ending December 31, 1993, 1992 and 1991, include the following components:

                                                          1993          1992         1991
                                                        ---------     --------     --------
                                                              (THOUSANDS OF DOLLARS)
    Service cost-benefits earned during year..........  $  42,948     $ 36,125     $ 33,652
    Interest cost on projected benefit obligations....    103,118       94,233       89,324
    Return on assets..................................   (166,916)     (62,323)    (191,996)
    Net amortization and deferral.....................     90,958      (14,035)     119,020
                                                        ---------     --------     --------
    Total.............................................  $  70,108     $ 54,000     $ 50,000
                                                        ---------     --------     --------
                                                        ---------     --------     --------

     Supplemental pension costs in 1993, 1992 and 1991, were $168,000, $299,000 and $419,000, respectively.

     See Note 1 -- Organization and Summary of Significant Accounting Policies.

NOTE 15.  FINANCIAL INFORMATION BY BUSINESS SEGMENTS

     Information related to the segments of Enterprise's business is detailed below:

                                                                         NONUTILITY
                                           ELECTRIC          GAS         ACTIVITIES(A)     TOTAL
                                          -----------     ----------     ----------     -----------
                                                           (THOUSANDS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1993
Operating Revenues......................  $ 3,693,083     $1,594,341     $  440,120     $ 5,727,544
Eliminations (Intersegment Revenues)....      --              --            (21,985)        (21,985)
                                          -----------     ----------     ----------     -----------
Total Operating Revenues................    3,693,083      1,594,341        418,135       5,705,559
                                          -----------     ----------     ----------     -----------
Depreciation and Amortization...........      439,831         69,375         91,058         600,264
Operating Income Before Income Taxes....    1,117,739        173,916        135,472       1,427,127
Capital Expenditures....................      738,362        152,012         94,014         984,388
December 31, 1993
Net Utility Plant.......................    9,451,581      1,352,799         --          10,804,380
Oil and Gas Property, Plant &
  Equipment.............................      --              --            506,047         506,047
Other Corporate Assets..................    2,291,596        863,830      1,839,311       4,994,737
                                          -----------     ----------     ----------     -----------
Total Assets............................  $11,743,177     $2,216,629     $2,345,358     $16,305,164
                                          -----------     ----------     ----------     -----------
                                          -----------     ----------     ----------     -----------
FOR THE YEAR ENDED DECEMBER 31, 1992
Operating Revenues......................  $ 3,407,819     $1,586,181     $  407,404     $ 5,401,404
Eliminations (Intersegment Revenues)....      --              --            (44,623)        (44,623)
                                          -----------     ----------     ----------     -----------
Total Operating Revenues................    3,407,819      1,586,181        362,781       5,356,781
                                          -----------     ----------     ----------     -----------
Depreciation and Amortization...........      435,104        116,907         90,537         642,548
Operating Income Before Income Taxes....      861,066        124,893        206,783       1,192,742
Capital Expenditures....................      668,537        158,224         61,048         887,809
December 31, 1992
Net Utility Plant.......................    9,224,543      1,246,769         --          10,471,312
Oil and Gas Property, Plant &
  Equipment.............................      --              --            506,814         506,814
Other Corporate Assets..................    1,295,073        484,449      1,997,061       3,776,583
                                          -----------     ----------     ----------     -----------
Total Assets............................  $10,519,616     $1,731,218     $2,503,875     $14,754,709
                                          -----------     ----------     ----------     -----------
                                          -----------     ----------     ----------     -----------
FOR THE YEAR ENDED DECEMBER 31, 1991
Operating Revenues......................  $ 3,500,043     $1,307,849     $  335,073     $ 5,142,965
Eliminations (Intersegment Revenues)....      --              --            (51,307)        (51,307)
                                          -----------     ----------     ----------     -----------
Total Operating Revenues................    3,500,043      1,307,849        283,766       5,091,658
                                          -----------     ----------     ----------     -----------
Depreciation and Amortization...........      399,574         93,523         92,822         585,919
Operating Income Before Income Taxes....    1,007,342        115,259        144,223       1,266,824
Capital Expenditures....................      672,852        140,297        249,078       1,062,227
December 31, 1991
Net Utility Plant.......................    9,006,125      1,176,456         --          10,182,581
Oil and Gas Property, Plant &
  Equipment.............................      --              --            563,190         563,190
Other Corporate Assets..................    1,254,559        570,918      1,881,317       3,706,794
                                          -----------     ----------     ----------     -----------
Total Assets............................  $10,260,684     $1,747,374     $2,444,507     $14,452,565
                                          -----------     ----------     ----------     -----------
                                          -----------     ----------     ----------     -----------

(A) The Nonutility Activities include amounts applicable to Enterprise, the parent corporation.

NOTE 16.  PROPERTY IMPAIRMENT OF ENTERPRISE GROUP DEVELOPMENT CORPORATION

     As a result of a management review of each property's current value and the potential for increasing such value through operating and other improvements, EGDC recorded an impairment related to certain of its properties, including properties upon which EDHI's management revised its intent from a long-term investment strategy to a hold for sale status, reflecting such properties on its books at their net realizable value. This impairment reduced the estimated value of EGDC's properties by $77.6 million and net income by $50.5 million, after tax, or 21 cents per share of Enterprise common stock. EGDC's real estate held for sale of $33.8 million and $6.7 million at December 31, 1993 and 1992 are presented in "Other Investments -- net" and "Current Assets", respectively, in the accompanying consolidated balance sheets.

NOTE 17.  JOINTLY-OWNED FACILITIES -- UTILITY PLANT

     PSE&G, has ownership interests and is responsible for providing its share of the necessary financing for the following jointly-owned facilities. All amounts reflect the share of jointly-owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as an operating expense. (See Note 1 -- Organization and Summary of Significant Accounting Policies.)

                                                               PLANT
                                                  OWNERSHIP     IN        ACCUMULATED     PLANT UNDER
           PLANT -- DECEMBER 31, 1993             INTEREST    SERVICE     DEPRECIATION    CONSTRUCTION
- ------------------------------------------------  -------    ---------    ------------    ------------
                                                               (THOUSANDS OF DOLLARS)
Coal Generating
  Conemaugh.....................................  22.50%     $ 103,938      $ 35,101        $ 63,428
  Keystone......................................  22.84        101,543        30,385           4,742
Nuclear Generating
  Peach Bottom..................................  42.49        699,445       265,679          26,545
  Salem.........................................  42.59      1,003,872       343,925          33,134
  Hope Creek....................................  95.00      4,096,287       819,595          20,439
  Nuclear Support Facilities....................  Various      153,147        23,414           3,523
Pumped Storage Generating
  Yards Creek...................................  50.00         20,636         8,353           3,487
Transmission Facilities.........................  Various      119,979        32,359               9
Merrill Creek Reservoir.........................  13.91         37,117         8,876              --
Linden Gas Plant................................  90.00         15,871        17,630              --

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below in the opinion of Enterprise includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

         CALENDAR                 MARCH 31,               JUNE 30,              SEPTEMBER 30,           DECEMBER 31,
         QUARTER            ---------------------   ---------------------   ---------------------   ---------------------
          ENDED               1993        1992        1993        1992        1993        1992        1993        1992
- --------------------------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                       (THOUSANDS WHERE APPLICABLE)
Operating Revenues........  $1,594,708  $1,512,450  $1,246,337  $1,190,798  $1,402,037  $1,248,772  $1,462,477  $1,404,761
Operating Income..........  $  336,505  $  268,653  $  248,658  $  207,355  $  318,785  $  259,385  $  202,899  $  230,742
Net Income................  $  215,418  $  186,333  $  119,782  $   87,358  $  192,231  $  138,127  $   73,502  $   92,299
Earnings Per Share of
  Common Stock............  $     0.91   $    0.81   $    0.49   $    0.38   $    0.79   $    0.59   $    0.30   $    0.39
Average Shares of Common
  Stock Outstanding.......     236,919     229,567     240,920     231,993     241,889     233,192     242,848     234,442

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

     Except as modified below the Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries: Note 1. Organization and Summary of Significant Accounting Policies, Note 2. Rate Matters, Note 3. PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel, Note 4. Schedule of Consolidated Capital Stock,
Note 5. Deferred Items, Note 6. Schedule of Consolidated Long-Term Debt, Note 7. Long-Term Investments, Note 8. Cash and Cash Equivalents, Note 10. Leasing Activities -- As Lessee, Note 11. Short-Term Debt (Commercial Paper and Loans),
Note 12. Commitments and Contingent Liabilities, Note 13. Postretirement Benefits Other Than Pensions, Note 14. Pension Plan and Other Postemployment Benefits, Note 15. Financial Information by Business Segments and Note 17. Jointly-Owned Facilities -- Utility Plant.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     PSE&G is an operating public utility, providing electric and gas service in certain areas of New Jersey. PSE&G is the principal subsidiary of Enterprise, which owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of such common stock at December 31, 1993, 1992 and 1991, there were 132,450,344 shares outstanding, with an aggregate value of $2,563,003,000. Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission as a registered holding company under the Public Utility Holding Company Act of 1935, except for Section 9(a)(2) which relates to the acquisition of voting securities of an electric or gas utility company. PSE&G has a nonutility finance subsidiary, Fuelco, providing financing, unconditionally guaranteed by PSE&G, not to exceed $150 million aggregate principal amount at any one time of a 42.49% undivided interest in the nuclear fuel acquired for Peach Bottom. PSE&G also has organized a nonutility subsidiary, PSCRC, which offers DSM services to utility customers.

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of PSE&G and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

NOTE 6.  SCHEDULE OF CONSOLIDATED LONG-TERM DEBT

     At December 31, 1993, the annual interest requirement on long-term debt was $331.5 million, of which $327.5 million was the requirement for Bonds. The embedded interest cost on long-term debt was 7.85%.

NOTE 8.  CASH AND CASH EQUIVALENTS

     The December 31, 1993 and 1992 balances consist primarily of working funds.

NOTE 9.  FEDERAL INCOME TAXES

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rates of 35% in 1993 and 34% in 1992 and 1991 is as follows:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $614,868     $475,936     $545,479
                                                         --------     --------     --------
    Federal income taxes:
      Operating income:
         Current provision.............................   177,314      214,887      194,583
         Provision for deferred income taxes-net(A)....   149,884         (334)      81,406
         Investment tax credits -- net.................   (18,408)     (19,089)     (20,229)
                                                         --------     --------     --------
    Total included in operating income.................   308,790      195,464      255,760
    Miscellaneous other income:
      Current provision................................   (15,419)       4,718      (11,397)
      Provision for deferred income taxes(A)...........     9,815       19,261       10,906
    SFAS 90 deferred income taxes(A)...................     2,948        2,690        4,967
                                                         --------     --------     --------
    Total Federal income tax provisions................   306,134      222,133      260,236
                                                         --------     --------     --------
    Pretax income......................................  $921,002     $698,069     $805,715
                                                         --------     --------     --------
                                                         --------     --------     --------

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Tax expense at the statutory rate..................  $322,351     $237,343     $273,943
                                                         --------     --------     --------
    Increase (decrease) attributable to flow through of
      certain tax adjustments:
         Depreciation..................................     9,002       15,614        9,229
         Amortization of plant abandonments and
           write-downs.................................    (2,239)     (18,867)      (4,497)
         Amortization of investment tax credits........   (18,408)     (18,408)     (20,868)
         Other.........................................    (4,572)       6,451        2,429
                                                         --------     --------     --------
    Subtotal...........................................   (16,217)     (15,210)     (13,707)
                                                         --------     --------     --------
    Total Federal income tax provisions................  $306,134     $222,133     $260,236
                                                         --------     --------     --------
                                                         --------     --------     --------
    Effective Federal income tax rate..................      33.2%        31.8%        32.3%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                               1993       1992       1991
                                                             --------   --------   --------
                                                                 (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.........  $104,195   $ 94,757   $ 98,445
      Property Abandonments................................    (6,632)   (34,739)   (11,582)
      Oil and Gas Property Write-Down......................    (2,451)    (6,393)    (6,393)
      Deferred fuel costs-net..............................    63,330    (40,148)     9,285
      Other................................................     4,205      8,140      7,524
                                                             --------   --------   --------
              Total........................................  $162,647   $ 21,617   $ 97,279
                                                             --------   --------   --------
                                                             --------   --------   --------

SFAS 109

     The following is an analysis of accumulated deferred income taxes:

                  ACCUMULATED DEFERRED INCOME TAXES                        1993         1992
                                                                        ----------   ----------
                                                                         THOUSANDS OF DOLLARS)
Assets:
  Current (net).......................................................  $   12,934   $       --
  Non-Current:
     Unrecovered Investment Tax Credits...............................     143,125           --
     Nuclear Decommissioning..........................................      25,211       24,305
     Hope Creek Cost Disallowance.....................................      20,231       29,468
     Uncollectibles...................................................       9,776           --
     Vacation Pay.....................................................       6,721        6,424
     Other............................................................      14,880        1,209
                                                                        ----------   ----------
          Total Non-Current...........................................  $  219,944   $   61,406
                                                                        ----------   ----------
Total Assets..........................................................  $  232,878   $   61,406
                                                                        ----------   ----------
                                                                        ----------   ----------
Liabilities:
  Non-Current:
     Plant Related Items..............................................  $2,075,359   $1,328,997
     Property Abandonments............................................      32,206       50,684
     Oil and Gas Property Write-Down..................................      16,790       24,518
     Deferred Electric Energy & Gas Costs.............................      20,133      (44,415)
     Unamortized Debt Expense.........................................      38,768       17,082
     Taxes Recoverable Through Future Rates (Net).....................     270,518           --
     Other............................................................     134,948       87,655
                                                                        ----------   ----------
          Total Non-Current...........................................  $2,588,722   $1,464,521
                                                                        ----------   ----------
Total Liabilities.....................................................  $2,588,722   $1,464,521
                                                                        ----------   ----------
                                                                        ----------   ----------
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets..................................................  $   12,934   $       --
  Net Deferred Liability..............................................  $2,368,778   $1,403,115
                                                                        ----------   ----------
     Total............................................................  $2,355,844   $1,403,115
                                                                        ----------   ----------
                                                                        ----------   ----------

     The Revenue Reconciliation Act of 1993, enacted in August 1993, increased the Federal corporate income tax rate from 34% to 35% effective January 1, 1993. This resulted in an increase in Federal income tax expense for PSE&G of $9.2 million for the year ended December 31, 1993.

     The balance of Federal income tax payable by PSE&G to Enterprise was zero and $7 million, as of December 31, 1993 and December 31, 1992, respectively.

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

       CALENDAR              MARCH 31,                JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
       QUARTER         ----------------------  ----------------------  ----------------------  ----------------------
        ENDED             1993        1992        1993        1992        1993        1992        1993        1992
- ---------------------- ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                              (THOUSANDS OF DOLLARS)
Operating Revenues.... $1,502,247  $1,427,081  $1,147,901  $1,097,623  $1,291,192  $1,151,180  $1,346,084  $1,318,116
Operating Income...... $  294,734  $  224,915  $  206,056  $  156,350  $  279,173  $  211,479  $  201,622  $  195,780
Net Income............ $  204,404  $  179,796  $  113,849  $   72,901  $  188,575  $  128,563  $  108,040  $   94,676
Earnings Available to
  Public Service
  Enterprise Group
  Incorporated........ $  195,582  $  172,543  $  104,092  $   65,539  $  178,808  $  119,919  $   98,272  $   86,028

NOTE 19.  ACCOUNTS PAYABLE TO ASSOCIATED COMPANIES -- NET

     The balances at December 31, consisted of the following:

                                                                        1993        1992
                                                                       -------     -------
                                                                     (THOUSANDS OF DOLLARS)
    Public Service Enterprise Group Incorporated.....................  $   582     $15,264
    Energy Development Corporation(A)................................    5,698       4,849
    Other............................................................     (606)     (1,578)
                                                                       -------     -------
              Total..................................................  $ 5,674     $18,535
                                                                       -------     -------
                                                                       -------     -------

(A) Liability for gas purchased.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Enterprise and PSE&G, none.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

DIRECTORS OF THE REGISTRANTS

  ENTERPRISE

     The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at Enterprise's Annual Meeting of Stockholders to be held on April 19, 1994, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in Enterprise's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1994 and which information set forth under said heading is incorporated herein by this reference thereto.

     The information with respect to present directors who have reached the mandatory retirement age for directors and thus will not be standing for election follows. There is shown as to each information as to the period of service as a director of Enterprise (and PSE&G prior to the formation of Enterprise), age as of April 19, 1994, present committee memberships, business experience during the last five years and other present directorships.

     ROBERT R. FERGUSON, JR. has been a director since 1981. Age 70. Director of Enterprise and PSE&G. Was Chairman of the Board, President and Chief Executive Officer of First Fidelity Bancorporation, Newark, New Jersey, from December 1988 until his retirement in February 1990; Chairman of the Board of First Fidelity, Inc., from March 1988 until February 1990, and Chairman of the Board of First Fidelity Bank, N.A., New Jersey from 1984 until February 1990. Was Chairman of the Board of First Fidelity Bancorporation from March 1988 to December 1988, and President and Chief Executive Officer, First Fidelity Bancorporation, from 1985 to March 1988.

     WILLIAM E. MARFUGGI has been a director since 1980. Age 70. Director of Enterprise and its subsidiary, EDHI. Was Chairman of Tri-Maintenance & Contractors, Inc. (provides property management and facility maintenance services) from August 1989 until 1993. Was Chairman of the Board of Victory Optical Manufacturing Company and Plaza Sunglasses Inc., both of Newark, New Jersey, from 1973 until 1989.

  PSE&G

     Pursuant to the Focused Audit Implementation Plan (see Item
1. Business -- Regulation), effective July 20, 1993, Harold W. Borden, Jr., Thomas M. Crimmins, Jr., Robert J. Dougherty, Jr., Robert C. Murray, R. Edwin Selover and Rudolph D. Stys, each of whom is an officer of PSE&G, resigned as directors of PSE&G and the persons shown below, except for Lawrence R. Codey and
E. James Ferland, each of whom remained as a director, were elected as directors of PSE&G to serve until the next Annual Meeting of Stockholders of PSE&G, to be held April 19, 1994, and until each of their successors are duly elected and qualified. There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 19, 1994, present committee memberships, business experience during the last five years and other present directorships.

     LAWRENCE R. CODEY has been a director since 1988. Age 49. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since September 1991. Was Senior Vice President-Electric of PSE&G from January 1989 to September 1991. Director of Enterprise. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc., Hackensack Water Company, Rivervale Realty Company Inc. and Blue Cross & Blue Shield of New Jersey.

     ROBERT R. FERGUSON, JR. has been a director since July 20, 1993. Was previously a director from 1981 to February 1988. For additional information, see Enterprise, above.

     E. JAMES FERLAND has been a director since 1986, and Chairman of the Board, President and Chief Executive Officer of Enterprise since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991, and Chairman of the Board and Chief Executive Officer of EDHI since June 1989. Age
52. Chairman of Executive Committee. President of PSE&G from July 1986 to September 1991. Director of Enterprise and of EDHI and its subsidiaries, CEA, EDC, PSRC, EGDC, Capital and Funding. Director of First Fidelity Bancorporation, First Fidelity Bank, N.A., Foster Wheeler Corporation and The Hartford Steam Boiler Inspection and Insurance Company.

     RAYMOND V. GILMARTIN has been a director since July 20, 1993. Age 53. Director of Enterprise. Has been Chairman of the Board, President and Chief Executive Officer of Becton Dickinson and Company, Franklin Lakes, New Jersey (manufactures medical devices and diagnostic systems) since November 1992. Was President and Chief Executive Officer of Becton Dickinson and Company from February 1989 to November 1992 and President from September 1987 to February 1989. Director of Becton Dickinson and Company and Capital Holding Corp.

     SHIRLEY A. JACKSON has been a director since July 20, 1993. Was previously a director from 1987 to February 1988. Age 47. Director of Enterprise. Has been Professor of Physics, Rutgers University, since 1991 and has been a theoretical physics consultant since 1991 and was a theoretical physicist from 1976 to 1991 at AT&T Bell Laboratories (performs research and development in areas related to telecommunications for American Telephone and Telegraph Company). Director of Core States Financial Corporation, Core States/New Jersey National Bank, New Jersey Resources Corporation and Sealed Air Corporation. Trustee of Massachusetts Institute of Technology.

     IRWIN LERNER has been a director since July 20, 1993. Was previously a director from 1981 to February 1988. Age 63. Director of Enterprise. Was Chairman, Board of Directors and Executive Committee from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992 of Hoffmann-La Roche Inc., Nutley, New Jersey (manufactures pharmaceuticals, vitamins, fine chemicals and provides home health care and diagnostic products and services). Director of Humana Inc. and Affymax, N.V.

     JAMES C. PITNEY has been a director since July 20, 1993. Was previously a director from 1979 to February 1988. Age 67. Member of Executive Committee. Director of Enterprise. Has been a partner in the law firm of Pitney, Hardin, Kipp & Szuch, Morristown, New Jersey, since 1958, Director of Seligman Capital Fund, Inc., Seligman Cash Management Fund, Inc., Seligman Common Stock Fund, Inc., Seligman Communications and Information Fund, Inc., Seligman Frontier Fund, Inc., Seligman Growth Fund, Inc., Seligman High Income Fund Series, Inc., Seligman Income Fund, Inc., Seligman Mutual Benefit Portfolios, Inc., Seligman New Jersey Tax-Exempt Fund, Inc., Seligman Pennsylvania Tax-Exempt Fund Series, Seligman Tax-Exempt Fund Series, Inc., Seligman Tax-Exempt Series Trust, Inc., Seligman Quality Fund, Inc., Seligman Select Municipal Fund, Inc. and Tri-Continental Corporation.

EXECUTIVE OFFICERS OF THE REGISTRANTS

     The following table sets forth certain information concerning the executive officers of Enterprise and PSE&G, respectively.

                            AGE                                               EFFECTIVE DATE
                        DECEMBER 31,                                           FIRST ELECTED
          NAME              1993                   OFFICE                   TO PRESENT POSITION
- ------------------------------------ ----------------------------------  -------------------------
E. James Ferland........      51     Chairman of the Board, President    July 1986 to present
                                     and Chief Executive Officer
                                       (Enterprise)
                                     Chairman of the Board and Chief     July 1986 to present
                                       Executive Officer (PSE&G)
                                     President (PSE&G)                   June 1986 to
                                                                         September 1991
                                     Chairman of the Board and Chief     June 1989 to present
                                       Executive Officer (EDHI)
Lawrence R. Codey.......      49     President and Chief Operating       September 1991 to
                                     Officer (PSE&G)                     present
                                     Senior Vice President -- Electric   January 1989 to
                                       (PSE&G)                           September 1991
Robert C. Murray........      48     Vice President and Chief Financial  January 1992 to present
                                       Officer (Enterprise)
                                     Senior Vice President -- Finance    January 1992 to present
                                       and Chief Financial Officer
                                       (PSE&G)
                                     Managing Director of Morgan         January 1987 to July 1991
                                       Stanley & Co. Incorporated
Patricia A. Rado........      51     Vice President and Comptroller      April 1993 to present
                                       (Enterprise)
                                     Vice President and Comptroller      April 1993 to present
                                       (PSE&G)
                                     Controller of Yankee Energy         July 1989 to April 1993
                                       Systems Inc.
                                     Director -- Accounting              January 1988
                                       of Northeast Utilities            to June 1989
Paul H. Way.............      56     President, Chief Operating Officer  February 1993 to present and Director (EDHI)
                                     Senior Vice President (EDHI)        June 1992 to
                                                                         February 1993
                                     Senior Vice President -- Corporate  April 1988 to
                                       Performance (PSE&G)               June 1992
R. Edwin Selover........      48     Vice President and General Counsel  April 1988 to present
                                       (Enterprise)
                                     Senior Vice President and General   January 1988 to present
                                       Counsel (PSE&G)
Francis J. Riepl........      57     Treasurer (Enterprise)              March 1987 to present
                                     Vice President and Treasurer        March 1987 to present
                                       (PSE&G)
Harold W. Borden, Jr....      49     Senior Vice President -- External   January 1990 to present
                                     Affairs (PSE&G)
                                     Assistant Vice President and        January 1983 to
                                       Associate General Counsel         December 1989
                                       (PSE&G)
Thomas M. Crimmins,          50      Senior Vice President -- Customer   September 1991 to
  Jr....................               Operations (PSE&G)                present
                                     Vice President -- Nuclear           May 1989 to
                                       Engineering (PSE&G)               September 1991
                                     Vice President -- Power             January 1987 to May 1989
                                       Production, Pennsylvania Power
                                       and Light Company

                            AGE                                               EFFECTIVE DATE
                        DECEMBER 31,                                           FIRST ELECTED
          NAME              1993                   OFFICE                   TO PRESENT POSITION
- ------------------------------------ ----------------------------------  -------------------------
Robert J. Dougherty,         42      Senior Vice President -- Electric   September 1991 to present
  Jr. ..................               (PSE&G)
                                     Senior Vice President -- Customer   September 1989 to
                                       Operations (PSE&G)                September 1991
                                     Vice President -- Marketing         January 1988 to
                                       (PSE&G)                           September 1989
Rudolph D. Stys.........      58     Senior Vice President -- Gas        January 1989 to present
                                       (PSE&G)

ITEM 11.  EXECUTIVE COMPENSATION

  ENTERPRISE

     The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1994, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1994 and such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1993 is set forth below. Amounts shown were paid or awarded for all services rendered to Enterprise and its subsidiaries and affiliates including PSE&G.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                      COMPENSATION
                                                                  ---------------------
                                                                    AWARDS
                                        ANNUAL COMPENSATION       ----------    PAYOUTS
                                      -----------------------     SECURITIES    -------
                                                 BONUS/ANNUAL     UNDERLYING     LTIP        ALL OTHER
                                      SALARY      INCENTIVE        OPTIONS      PAYOUTS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR      $(1)      AWARD($)(2)        (#)(3)        ($)          ($)(4)
- ---------------------------  ----     -------    ------------     ----------    -------     ------------
E. James Ferland...........  1993     622,606        (5)             5,800       28,072         8,007
Chairman of the Board,       1992     620,691       244,759          5,600       27,588         7,610
President and CEO of         1991     562,836       220,481          5,200       75,204         7,350
Enterprise
Lawrence R. Codey..........  1993     378,545        (5)             2,800        9,570         7,218
President and Chief          1992     336,208       102,919          2,700        6,270         6,789
Operating Officer of PSE&G   1991     276,545       114,668          2,000       27,157         6,443
Robert C. Murray...........  1993     288,889        75,000(5)(6)    2,000        3,190         7,264
Vice President and Chief     1992     263,410        70,463          3,200            0         5,064
Financial Officer of         1991           0(7)          0(7)           0(7)         0(7)          0(7)
Enterprise and
Senior Vice President-
Finance and Chief Financial
Officer of PSE&G
Robert J. Dougherty,         1993     259,004        (5)             2,000        5,104         6,422
  Jr. .....................
Senior Vice President-       1992     222,415        59,916          1,600            0         5,995
Electric of PSE&G            1991     183,220        61,349          1,100            0         4,929
R. Edwin Selover...........  1993     231,113        (5)             1,400            0         7,840
Vice President and General   1992     228,621        44,918          1,300            0         7,576
Counsel of Enterprise and    1991     206,207        48,889          1,200       18,801         5,876
Senior Vice President and
General Counsel of PSE&G

- ---------------
(1) Due to pay schedules, 1992 amounts reflect one additional pay period per individual compared to 1993 and 1991.

(2) Amount awarded in given year was earned under Management Incentive Compensation Plan (MICP) and determined in following year with respect to the given year based on individual performance and financial and operating performance of Enterprise and PSE&G, including comparison to other companies. Award is accounted for as market-priced phantom stock with dividend reinvestment at 95% of market price, with payment made over three years beginning in second year following grant.

(3) Granted under Long-Term Incentive Plan in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist officers in exercising options granted.

(4) Employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:

                               FERLAND           CODEY           MURRAY         DOUGHERTY         SELOVER
                            --------------   --------------   -------------   -------------   ---------------
                            THRIFT   MICP    THRIFT   MICP    THRIFT   MICP   THRIFT   MICP   THRIFT    MICP
                            ------   -----   ------   -----   ------   ----   ------   ----   ------   ------
          1993............   5,900   2,107    5,896   1,322    7,078   186     5,907   515     6,630    1,210
          1992............   5,725   1,885    5,725   1,064    5,064     0     5,562   433     6,588      988
          1991............   5,558   1,792    5,558     884        0     0     4,588   340     4,940      936

(5) The 1993 MICP award amount has not yet been determined. The target award is 40% of salary for Mr. Ferland, 30% for Mr. Codey, 25% for Messrs. Murray and Dougherty and 20% for Mr. Selover. The target award is adjusted to reflect Enterprise's comparative return on common equity, PSE&G's comparative electric and gas costs and individual performance.

(6)  Amount paid pursuant to Mr. Murray's employment agreement. (See below).

(7)  Mr. Murray commenced employment January 6, 1992.

                    OPTION GRANTS IN LAST FISCAL YEAR (1993)

                                          INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE
                          --------------------------------------------------  VALUE AT ASSUMED ANNUAL
                           NUMBER OF    % OF TOTAL                             RATES OF STOCK PRICE
                          SECURITIES     OPTIONS                              APPRECIATION FOR OPTION
                          UNDERLYING    GRANTED TO   EXERCISE OR                      TERM(2)
                            OPTIONS    EMPLOYEES IN  BASE PRICE   EXPIRATION  -----------------------
          NAME            GRANTED(1)   FISCAL YEAR     ($/SH)        DATE     0%($)   5%($)   10%($)
- ------------------------- -----------  ------------  -----------  ----------  -----  -------  -------
E. James Ferland.........    5,800         25.4         30.50       1/05/03     0    111,251  281,933
Lawrence R. Codey........    2,800         12.3         30.50       1/05/03     0     53,708  136,106
Robert C. Murray.........    2,000          8.8         30.50       1/05/03     0     38,363   97,218
Robert J. Dougherty,
  Jr.....................    2,000          8.8         30.50       1/05/03     0     38,363   97,218
R. Edwin Selover.........    1,400          6.1         30.50       1/05/03     0     26,854   68,053

- ---------------
(1) Granted under Long-Term Incentive Plan in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent on future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist individuals in exercising options, with exercisability commencing January 1, 1996.

(2) All options reported have a ten-year term, as noted. Amounts shown represent hypothetical future values at such term based upon hypothetical price appreciation of Enterprise Common Stock and may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of Enterprise Common Stock at the time of any such exercise and thus are dependent upon future performance of Enterprise Common Stock.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1993) AND
                    FISCAL YEAR-END OPTION VALUES (12/31/93)

                                                                                VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS
                            SHARES                OPTIONS AT FY-END(#)(1)         AT FY-END($)(3)
                           ACQUIRED     VALUE    --------------------------  --------------------------
                          ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
          NAME              (#)(1)      ($)(2)       (#)           (#)           ($)           ($)
- ------------------------- -----------  --------  -----------  -------------  -----------  -------------
E. James Ferland.........    4,400      10,450          0         16,600             0        53,372
Lawrence R. Codey........    1,500       8,063        700          7,500         5,425        22,949
Robert C. Murray.........      500       2,813          0          4,700             0        12,679
Robert J. Dougherty,
  Jr.....................      800       3,900          0          4,700             0        13,642
R. Edwin Selover.........        0           0      2,200          3,900        11,550        12,431

- ---------------

(1) Does not reflect any options granted and/or exercised after year-end (12/31/93). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and Management.
(2) Represents difference between exercise price and market price of Enterprise Common Stock on date of exercise.
(3) Represents difference between market price of Enterprise Common Stock and the respective exercise prices of the options at fiscal year-end (12/31/93). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of Enterprise Common Stock at the time of any such exercise and thus are dependent upon future performance of Enterprise Common Stock.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

     Employment agreements were entered into with Messrs. Ferland and Murray at the time of their employment. For Mr. Ferland, the remaining applicable provisions of these agreements provide for additional credited service for pension purposes in the amount of 22 years. The principal remaining applicable terms of the agreement with Mr. Murray provide for payment of severance in the amount of one year's salary, if discharged without cause during his first five years of employment, for lump sum cash payments of $75,000 in 1993, $50,000 in 1994 and $25,000 in 1995 to align Mr. Murray with MICP payments for other executive officers, and additional years of credited service for pension purposes for allied work experience of five years after completion of five years of employment, and up to fifteen years after completion of ten years of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of Enterprise. Hence, during 1993 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation. In December 1993, Mr. Codey was elected as a director of Sealed Air Corporation, the President and Chief Executive Officer of which, T.J. Dermot Dunphy, served as a director and member of the Organization and Compensation Committee of Enterprise during 1993.

COMPENSATION OF DIRECTORS AND CERTAIN BUSINESS RELATIONSHIPS

     A director who is not an officer of Enterprise or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $20,000 and a fee of $1,000 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to Enterprise, PSE&G or EDHI.

     Enterprise has a Retirement Plan for outside directors. Each of the outside directors of PSE&G is also an outside director of Enterprise. Under this Plan, directors with five years of service who have not been employees of Enterprise or its subsidiaries, who leave service after age 65, or for disability, receive an annual retirement benefit payable for life equal to the annual Board retainer in effect at the time the director's service terminates. The benefit payment is prorated for directors with less than 10 years of service on the Board.

     Dr. Shirley A. Jackson, a director of Enterprise and PSE&G, is the liaison member for the Board of Directors on and Chair of PSE&G's Nuclear Oversight Committee (NOC). The NOC met five times during 1993, with each meeting lasting two days. In accordance with the compensation policy for all NOC members, Dr. Jackson receives an annual retainer of $28,000 and $1,000 per day for each NOC meeting attended.

COMPENSATION PURSUANT TO PENSION PLANS

                               PENSION PLAN TABLE

  AVERAGE                       LENGTH OF SERVICE
   FINAL         -----------------------------------------------
COMPENSATION     30 YEARS     35 YEARS     40 YEARS     45 YEARS
- ------------     --------     --------     --------     --------
 $  300,000      $180,000     $195,000     $210,000     $225,000
    400,000       240,000      260,000      280,000      300,000
    500,000       300,000      325,000      350,000      375,000
    600,000       360,000      390,000      420,000      450,000
    700,000       420,000      455,000      490,000      525,000
    800,000       480,000      520,000      560,000      600,000
    900,000       540,000      585,000      630,000      675,000
  1,000,000       600,000      650,000      700,000      750,000

     The above table illustrates annual retirement benefits expressed in terms of single life annuities based on the average final compensation and service shown and retirement at age 65. A person's annual retirement benefit is based upon a percentage that is equal to years of credited service plus 30, but not more than 75%, times average final compensation at the earlier of retirement, attainment of age 65 or death. These amounts are reduced by Social Security benefits and certain retirement benefits from other employers. Pensions in the form of joint and survivor annuities are also available.

     Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary

Compensation Table above under 'Annual Compensation' for the five years preceeding retirement, not to exceed 120% of the average annual salary for such five year period. Messrs. Ferland, Codey, Murray, Dougherty and Selover will have accrued approximately 48, 41, 39, 48 and 43 years of credited service, respectively, as of age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  ENTERPRISE

     The information required by Item 12 of Form 10-K with respect to directors and executive officers is set forth under the heading 'Security Ownership of Directors and Management' in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1994, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 7, 1994 and such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, Enterprise, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

     The following table sets forth beneficial ownership of Enterprise Common Stock by the directors and executive officers named below as of February 23, 1994. None of these amounts exceed 1% of the Enterprise Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.

                                                                    AMOUNT AND NATURE OF
                                   NAME                             BENEFICIAL OWNERSHIP
        ----------------------------------------------------------- --------------------
        Lawrence R. Codey..........................................         7,583(1)
        Robert J. Dougherty, Jr....................................         1,486(2)
        Robert R. Ferguson, Jr.....................................         1,006
        E. James Ferland...........................................        33,034(3)
        Raymond V. Gilmartin.......................................         1,000
        Shirley A. Jackson.........................................           431
        Irwin Lerner...............................................         3,303
        Robert C. Murray...........................................         3,477(4)
        James C. Pitney............................................         2,527
        R. Edwin Selover...........................................         3,591(5)
        All directors and executive officers (15) as a group.......        66,062(6)

- ---------------

(1) Disclaims beneficial ownership of 472 shares. Has options to purchase 8,700 additional shares.

(2) Includes the equivalent of 588 shares held under Thrift and Tax-Deferred Savings Plan. Has options to purchase 6,500 additional shares.

(3) Includes the equivalent of 8,087 shares held under Thrift and Tax-Deferred Savings Plan. Has options to purchase 16,800 additional shares.

(4) Includes the equivalent of 377 shares held under Thrift and Tax-Deferred Savings Plan. Has options to purchase 5,400 additional shares.

(5) Disclaims beneficial ownership of 273 shares. Has options to purchase 6,200 additional shares.

(6) Includes 745 shares owned by relatives as to which beneficial ownership is disclaimed. Also includes the equivalent of 9,711 shares held under Thrift and Tax-Deferred Savings Plan. All directors and executive officers as a group have options to purchase 55,600 additional shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  ENTERPRISE

     The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1994, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1994. Such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements:

          (1) Enterprise Consolidated Statements of Income for the years ended December 31, 1993, 1992, and 1991, on page 55.

              Enterprise Consolidated Balance Sheets for the years ended December 31, 1993 and 1992, on pages 56 and 57.

              Enterprise Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991 on page 58.

              Enterprise Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991 on page 59.

              Enterprise Notes to Consolidated Financial Statements on pages 65 through 90.

          (2) PSE&G Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991, on page 60.

              PSE&G Consolidated Balance Sheets for the years ended December 31, 1993 and 1992, on pages 61 and 62.

              PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991 on page 63.

              PSE&G Statements of Retained Earnings for the years ended December 31, 1993, 1992 and 1991 on page 64.

              PSE&G Notes to Consolidated Financial Statements on pages 91 through 94.

     (b) The following documents are filed as a part of this report:

          (1) Enterprise Financial Statement Schedules:

               Schedule V    -- Property, Plant and Equipment for each of the
                                three years in the period ended December 31, 1993 (pages 105 through 107).

               Schedule VI   -- Accumulated Depreciation, Depletion, and
                                Amortization of Property, Plant and Equipment for each of the three years in the period ended December 31, 1993 (pages 108 through 110).

               Schedule VIII -- Valuation and Qualifying Accounts for each of the three years in the period ended
                                December 31, 1993 (page 111).

               Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

          (2) PSE&G Financial Statement Schedules:

              Schedule V    -- Property, Plant and Equipment for each of the
                               three years in the period ended December 31, 1993 (pages 112 through 114).

              Schedule VI   -- Accumulated Depreciation, Depletion, and
                               Amortization of Property, Plant and Equipment for each of the three years in the period ended December 31, 1993 (pages 115 through
                               117).

              Schedule VIII -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1993 (page 118).

           Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (c) The following exhibits are filed herewith:

        (1) Enterprise:

                10a(5)(ii)  -- Limited Supplemental Plan for Certain Employees.
               *10a(14)     -- Letter Agreement with Patricia A. Rado dated March 24, 1993.
                12           -- Computation of Ratios of Earnings to Fixed Charges.
                21           -- Subsidiaries of Registrant.
                23           -- Independent Auditors' Consent.

               (See Exhibit Index on pages 121 through 127).

        (2) PSE&G:

                10a(5)(ii)  -- Limited Supplemental Plan for Certain Employees.
               *10a(13)     -- Letter Agreement with Patricia A. Rado dated March 24, 1993.
                12(a)        -- Computation of Ratios of Earnings to Fixed Charges.
                12(b)       -- Computation of Ratios of Earnings to Fixed Charges Plus Preferred
                             Stock Dividend Requirements.
                23           -- Independent Auditors' Consent.

                  (See Exhibit Index on pages 128 through 133).

     (d) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1993 and the 1994 period covered by this report under Item 5:

     REGISTRANT           DATE OF REPORT                       ITEM REPORTED
- ---------------------   ------------------   -------------------------------------------------
PSE&G                   December 1, 1993     Item 5. Other Events (Earnings Statement Safe
                                               Harbor)
Enterprise and PSE&G    January 21, 1994     Item 5. Other Events (Credit Ratings and
                                               Unaudited
                                                     Operating Results)

- ---------------

* Indicates employment agreement.

                                                                      SCHEDULE V

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------
                 COLUMN A                    COLUMN B        COLUMN C        COLUMN D        COLUMN E         COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                                                                              OTHER
                                            BALANCE AT                                      CHANGES--
                                            BEGINNING                                     ADD (DEDUCT)--     BALANCE AT
                                                OF         ADDITIONS AT                      DESCRIBE          END OF
              CLASSIFICATION                  PERIOD           COST         RETIREMENTS        (A)             PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                       (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible............................ $    4,596       $  2,224        $       --     $       --       $    6,820
     Steam Production......................  1,668,198        108,360           (13,310)             5        1,763,253
     Nuclear Production....................  5,819,755         67,412           (16,010)         2,117(B)     5,873,274
     Pumped Storage Production.............     20,063            (14)               --             --           20,049
     Other Production......................    350,526         30,099              (363)                        380,262
     Transmission..........................  1,024,843         10,996            (2,846)         1,157        1,034,150
     Distribution..........................  2,573,226        168,436           (16,329)        (1,131)       2,724,202
     General...............................    104,462         15,291             1,299            430          118,884
                                            ----------     ------------     -----------   --------------     ----------
          Total Electric Plant in
            Service........................ 11,565,669        402,804           (50,157)         2,578       11,920,894
                                            ----------     ------------     -----------   --------------     ----------
  Gas Plant in Service
     Manufactured Gas Production...........     77,942            (15)              123           (229)          77,821
     Local Storage.........................      9,709             (5)              (69)            --            9,635
     Transmission..........................     57,405          5,990                --             --           63,395
     Distribution..........................  1,870,462        127,991            (5,409)            --        1,993,044
     General...............................     29,426          4,581               (61)            --           33,946
                                            ----------     ------------     -----------   --------------     ----------
          Total Gas Plant in Service.......  2,044,944        138,542            (5,416)          (229)       2,177,841
                                            ----------     ------------     -----------   --------------     ----------
  Common Plant in Service
     Capital Leases........................     56,812             --                --             --           56,812
     General...............................    423,160         49,332            (8,581)          (438)         463,473
                                            ----------     ------------     -----------   --------------     ----------
          Total Common Plant in Service....    479,972         49,332            (8,581)          (438)         520,285
                                            ----------     ------------     -----------   --------------     ----------
  Nuclear Fuel in Service..................    476,156         55,657           (42,414)            --          489,399
                                            ----------     ------------     -----------   --------------     ----------
          Total Utility Plant in Service... 14,566,741        646,335          (106,568)         1,911       15,108,419
                                            ----------     ------------     -----------   --------------     ----------
  Construction Work in Progress............    492,914        242,457(C)             --            (15)         735,356
  Plant Held for Future Use................     22,252          1,582                --         (6,125)          17,709
                                            ----------     ------------     -----------   --------------     ----------
          Total Utility Plant.............. $15,081,907      $890,374        $ (106,568)    $   (4,229)      $15,861,484
                                            ----------     ------------     -----------   --------------     ----------
                                            ----------     ------------     -----------   --------------     ----------
EDC's Oil and Gas Property, Plant and
  Equipment................................ $1,170,729       $ 91,052        $  (59,943)    $       --       $1,201,838
                                            ----------     ------------     -----------   --------------     ----------
                                            ----------     ------------     -----------   --------------     ----------
EGDC's/PSRC's Real Estate.................. $  240,396       $  2,271        $   (1,102)    $ (103,379)(D)   $  138,186
                                            ----------     ------------     -----------   --------------     ----------
                                            ----------     ------------     -----------   --------------     ----------
Other Plant................................ $   29,333       $ 14,302        $      (22)    $    6,195       $   49,808
                                            ----------     ------------     -----------   --------------     ----------
                                            ----------     ------------     -----------   --------------     ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

     (B) Includes amortization of discount on the Hope Creek indirect disallowance of $2,113,299.

     (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $249,363,488.

     (D) Includes $77.6 million EGDC property impairment and reclassifications of $33.8 million to assets held for sale.

     Descriptions of Utility Plant and Related Depreciation and
Amortization -- PSE&G and Oil and Gas Accounting -- EDC are set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE V

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992

- ---------------------------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B       COLUMN C         COLUMN D        COLUMN E         COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                                                                            OTHER
                                          BALANCE AT                                      CHANGES--
                                          BEGINNING                                     ADD (DEDUCT)--     BALANCE AT
                                              OF        ADDITIONS AT                       DESCRIBE          END OF
             CLASSIFICATION                 PERIOD          COST           RETIREMENTS       (A)             PERIOD
- ---------------------------------------------------------------------------------------------------------------------
                                                                    (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible.........................  $    4,675      $    (79)        $      --       $     --        $    4,596
     Steam Production...................   1,618,630        59,160            (9,592)                       1,668,198
     Nuclear Production.................   5,721,768       136,596           (34,094)        (4,515)(B)     5,819,755
     Pumped Storage Production..........      19,968           135                (4)           (36)           20,063
     Other Production...................     322,527        36,077            (8,114)            36           350,526
     Transmission.......................     960,958        69,454            (6,093)           524         1,024,843
     Distribution.......................   2,418,494       172,408           (17,143)          (533)        2,573,226
     General............................      84,983        20,431            (1,739)           787           104,462
                                          ----------    ------------       ---------    --------------     ----------
       Total Electric Plant in
          Service.......................  11,152,003       494,182           (76,779)        (3,737)       11,565,669
                                          ----------    ------------       ---------    --------------     ----------
  Gas Plant in Service
     Manufactured Gas Production........      55,371        22,580                (9)            --            77,942
     Local Storage......................       9,376           333                --             --             9,709
     Transmission.......................      44,249        13,156                --             --            57,405
     Distribution.......................   1,759,079       117,154            (5,771)            --         1,870,462
     General............................      26,422         3,433              (429)            --            29,426
                                          ----------    ------------       ---------    --------------     ----------
       Total Gas Plant in Service.......   1,894,497       156,656            (6,209)            --         2,044,944
                                          ----------    ------------       ---------    --------------     ----------
  Common Plant in Service
     Capital Leases.....................      56,812            --                --             --            56,812
     General............................     376,534        58,563           (11,156)          (781)          423,160
                                          ----------    ------------       ---------    --------------     ----------
       Total Common Plant in Service....     433,346        58,563           (11,156)          (781)          479,972
                                          ----------    ------------       ---------    --------------     ----------
  Nuclear Fuel in Service...............     387,242       161,666           (72,752)            --           476,156
                                          ----------    ------------       ---------    --------------     ----------
       Total Utility Plant in Service...  13,867,088       871,067          (166,896)        (4,518)       14,566,741
                                          ----------    ------------       ---------    --------------     ----------
  Construction Work in Progress.........     537,228       (44,314)(C)            --                          492,914
  Plant Held for Future Use.............      22,244             8                --                           22,252
                                          ----------    ------------       ---------    --------------     ----------
       Total Utility Plant..............  $14,426,560     $826,761         $(166,896)      $ (4,518)       $15,081,907
                                          ----------    ------------       ---------    --------------     ----------
                                          ----------    ------------       ---------    --------------     ----------
EDC's Oil and Gas Property, Plant and
  Equipment(D)..........................  $1,151,527(D)   $ 34,246         $ (15,044)      $     --        $1,170,729
                                          ----------    ------------       ---------    --------------     ----------
                                          ----------    ------------       ---------    --------------     ----------
EGDC's/PSRC's Real Estate...............  $  163,358      $ 25,557         $    (378)      $ 51,859(D)     $  240,396
                                          ----------    ------------       ---------    --------------     ----------
                                          ----------    ------------       ---------    --------------     ----------
Other Plant.............................  $   23,444      $    593         $      --       $    (42)       $   29,333
                                          ----------    ------------       ---------    --------------     ----------
                                          ----------    ------------       ---------    --------------     ----------

NOTES:
  (A) Interaccount and interdepartment transfers.

  (B) Includes amortization of discount on the Hope Creek indirect disallowance of $1,676,456, and an increase in the Hope Creek indirect disallowance of 6,191,172 resulting from the rate case settlement.

  (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $358,917,902.

  (D) Consolidation of partnership interests.

     Descriptions of Utility Plant and Related Depreciation and
Amortization -- PSE&G and Oil and Gas Accounting -- EDC are set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE V

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1991

- -----------------------------------------------------------------------------------------------------------------------
               COLUMN A                  COLUMN B       COLUMN C          COLUMN D         COLUMN E           COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            OTHER
                                        BALANCE AT                                        CHANGES--
                                        BEGINNING                                       ADD (DEDUCT)--       BALANCE AT
                                            OF        ADDITIONS AT                         DESCRIBE            END OF
            CLASSIFICATION                PERIOD          COST           RETIREMENTS         (A)               PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                        (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible.......................  $    3,800      $    875          $       --       $     --          $    4,675
     Steam Production.................   1,394,187       245,951             (88,805)        67,297           1,618,630
     Nuclear Production...............   5,591,338       137,803              (8,931)         1,558(B)        5,721,768
     Pumped Storage Production........      20,096            27                (155)            --              19,968
     Other Production.................     291,479        37,021              (5,973)            --             322,527
     Transmission.....................     948,567        14,563              (2,172)            --             960,958
     Distribution.....................   2,292,726       142,689             (16,875)           (46)          2,418,494
     General..........................      66,928        18,634                (557)           (22)             84,983
                                        ----------    ------------       -----------    --------------       ----------
       Total Electric Plant in
          Service.....................  10,609,121       597,563            (123,468)        68,787          11,152,003
                                        ----------    ------------       -----------    --------------       ----------
  Gas Plant in Service
     Manufactured Gas Production......      55,944           258                (830)            (1)             55,371
     Local Storage....................      10,654            11              (1,289)            --               9,376
     Transmission.....................      34,389         9,860                  --             --              44,249
     Distribution.....................   1,652,625       112,508              (6,053)            (1)          1,759,079
     General..........................      23,673         2,970                (221)            --              26,422
                                        ----------    ------------       -----------    --------------       ----------
       Total Gas Plant in Service.....   1,777,285       125,607              (8,393)            (2)          1,894,497
                                        ----------    ------------       -----------    --------------       ----------
  Common Plant in Service
     Capital Leases...................      57,226            --                (414)            --              56,812
     General..........................     335,761        49,125             (12,518)         4,166             376,534
                                        ----------    ------------       -----------    --------------       ----------
       Total Common Plant in
          Service.....................     392,987        49,125             (12,932)         4,166             433,346
                                        ----------    ------------       -----------    --------------       ----------
  Nuclear Fuel in Service.............     386,190        85,423             (84,371)            --             387,242
                                        ----------    ------------       -----------    --------------       ----------
       Total Utility Plant in
          Service.....................  13,165,583       857,718            (229,164)        72,951          13,867,088
                                        ----------    ------------       -----------    --------------       ----------
  Construction Work in Progress.......     576,904       (39,692)(C)              --             16             537,228
  Plant Held for Future Use...........      94,387        (4,877)                 --        (67,266)             22,244
                                        ----------    ------------       -----------    --------------       ----------
       Total Utility Plant............  $13,836,874     $813,149          $ (229,164)      $  5,701          $14,426,560
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------
EDC's Oil and Gas Property, Plant and
  Equipment (D).......................  $  965,969      $188,955          $   (1,844)      $ (1,553)         $1,151,527
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------
EGDC's/PSRC's Real Estate.............  $  135,386      $  5,022          $       --       $ 22,950(D)       $  163,358
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------
Other Plant...........................  $   28,326      $    277          $   (5,159)      $     --          $   23,444
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------

NOTES:

     (A)  Interaccount and interdepartment transfers.

     (B) Includes amortization of discount on the Hope Creek indirect disallowance of $1,686,000.

     (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $477,201,000.

     (D)  Consolidation of partnership interests.

     Descriptions of Utility Plant and Related Depreciation and
Amortization -- PSE&G and Oil and Gas Accounting -- EDC are set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                     SCHEDULE VI

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

    SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------
                  COLUMN A                    COLUMN B        COLUMN C       COLUMN D         COLUMN E        COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                               BALANCE                                         OTHER
                                                 AT                                          CHANGES--
                                              BEGINNING      CHARGED TO                    ADD (DEDUCT)--    BALANCE AT
                                                 OF          COSTS AND                        DESCRIBE         END OF
                DESCRIPTION                    PERIOD         EXPENSES      RETIREMENTS         (A)            PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                       (THOUSANDS OF DOLLARS)
Accumulated Depreciation and Amortization of
  Utility Plant
  Electric Plant in Service
     Intangible.............................  $   1,816       $  1,751       $       --       $     --       $    3,567
     Steam Production.......................    460,768         58,575          (41,273)                        478,070
     Nuclear Production.....................  1,302,035        184,933           (9,981)       (25,304)       1,451,683
     Pumped Storage Production..............      7,531            479                                            8,010
     Other Production.......................    227,408         14,572             (369)            --          241,611
     Transmission...........................    338,283         23,106           (2,385)            --          359,004
     Distribution...........................    927,488         91,767          (27,873)            --          991,382
     General................................      8,560          3,304           (1,295)                         10,569
     Nuclear Decommissioning................    136,137         31,762               --         25,304          193,203
                                              ---------     ------------    -----------    --------------    ----------
          Total Electric Plant in Service...  3,410,026        410,249          (83,176)        0             3,737,099
                                              ---------     ------------    -----------    --------------    ----------
  Gas Plant in Service
     Manufactured Gas Production............     62,878          5,424           (9,010)          (154)          59,138
     Local Storage..........................     12,416            395              (69)            --           12,742
     Transmission...........................     12,856          1,465               --             --           14,321
     Distribution...........................    762,453         50,617          (12,499)            --          800,571
     General................................      3,305            792              (61)            --            4,036
                                              ---------     ------------    -----------    --------------    ----------
          Total Gas Plant in Service........    853,908         58,693          (21,639)          (154)         890,808
                                              ---------     ------------    -----------    --------------    ----------
  Common Plant in Service
     Capital Leases.........................      3,195            513               --             --            3,708
     General................................    119,609         29,797           (8,079)            --          141,327
                                              ---------     ------------    -----------    --------------    ----------
          Total Common Plant in Service.....    122,804         30,310           (8,079)            --          145,035
                                              ---------     ------------    -----------    --------------    ----------
  Nuclear Fuel in Service...................    223,857        102,718          (42,413)            --          284,162
  Plant Held for Future Use.................         --             --               --             --
                                              ---------     ------------    -----------    --------------    ----------
          Total Accumulated Depreciation and
            Amortization....................  $4,610,595      $601,970       $ (155,307)      $   (154)      $5,057,104
                                              ---------     ------------    -----------    --------------    ----------
                                              ---------     ------------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  EDC's Oil and Gas Property, Plant and
  Equipment.................................  $ 663,915(B)    $ 87,260       $  (55,384)      $     --       $  695,791
                                              ---------     ------------    -----------    --------------    ----------
                                              ---------     ------------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  EGDC's/PSRC's Real Estate.................  $  11,146       $  4,579       $     (116)      $ (4,769)(B)   $   10,840
                                              ---------     ------------    -----------    --------------    ----------
                                              ---------     ------------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  Other Plant...............................  $   3,073       $  1,100       $      (18)      $    152       $    4,307
                                              ---------     ------------    -----------    --------------    ----------
                                              ---------     ------------    -----------    --------------    ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

     (B) Reclassification of accumulated depreciation for real estate held for sale to other investments -- net.

                                                                     SCHEDULE VI

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

    SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992

- --------------------------------------------------------------------------------------------------------------------------
                   COLUMN A                        COLUMN B       COLUMN C      COLUMN D         COLUMN E        COLUMN F
- --------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS                        OTHER
                                                  BALANCE AT     CHARGED TO                     CHANGES--       BALANCE AT
                                                 BEGINNING OF    COSTS AND                    ADD(DEDUCT)--       END OF
                  DESCRIPTION                       PERIOD        EXPENSES     RETIREMENTS     DESCRIBE (A)       PERIOD
- --------------------------------------------------------------------------------------------------------------------------
                                                                            (THOUSANDS OF DOLLARS)
Accumulated Depreciation and Amortization of
  Utility Plant
  Electric Plant in Service
     Intangible................................   $     1,013     $     803     $       --       $     --       $    1,816
     Steam Production..........................       438,663        41,700        (19,595)            --          460,768
     Nuclear Production........................     1,157,525       182,636        (38,126)            --        1,302,035
     Pumped Storage Production.................         7,043           488                                          7,531
     Other Production..........................       221,775        13,757         (8,124)            --          227,408
     Transmission..............................       321,884        22,224         (5,825)            --          338,283
     Distribution..............................       868,499        86,483        (27,494)            --          927,488
     General...................................         7,551         2,859         (1,850)            --            8,560
     Nuclear Decommissioning...................       112,462        23,675             --             --          136,137
                                                 ------------    ----------    -----------    --------------    ----------
       Total Electric Plant in Service.........     3,136,415       374,625       (101,014)            --        3,410,026
                                                 ------------    ----------    -----------    --------------    ----------
  Gas Plant in Service
     Manufactured Gas Production...............        64,834         4,343         (6,299)            --           62,878
     Local Storage.............................        12,033           383             --             --           12,416
     Transmission..............................        11,562         1,294             --             --           12,856
     Distribution..............................       702,249        72,629        (12,425)            --          762,453
     General...................................         3,033           698           (426)            --            3,305
                                                 ------------    ----------    -----------    --------------    ----------
       Total Gas Plant in Service..............       793,711        79,347        (19,150)            --          853,908
                                                 ------------    ----------    -----------    --------------    ----------
  Common Plant in Service
     Capital Leases............................         2,738           457             --             --            3,195
     General...................................       102,968        27,291        (10,650)            --          119,609
                                                 ------------    ----------    -----------    --------------    ----------
       Total Common Plant in Service...........       105,706        27,748        (10,650)            --          122,804
                                                 ------------    ----------    -----------    --------------    ----------
  Nuclear Fuel in Service......................       208,147        91,903        (76,193)            --          223,857
  Plant Held for Future Use....................            --            --             --             --               --
                                                 ------------    ----------    -----------    --------------    ----------
       Total Accumulated Depreciation and
          Amortization.........................   $ 4,243,979     $ 573,623     $ (207,007)      $     --       $4,610,595
                                                 ------------    ----------    -----------    --------------    ----------
                                                 ------------    ----------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  EDC's Oil and Gas Property, Plant and
  Equipment....................................   $   588,333(B)  $  86,492     $  (10,910)      $     --       $  663,915
                                                 ------------    ----------    -----------    --------------    ----------
                                                 ------------    ----------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  EGDC's/PSRC's Real Estate....................   $     7,402     $   3,098     $     (381)      $  1,027       $   11,146
                                                 ------------    ----------    -----------    --------------    ----------
                                                 ------------    ----------    -----------    --------------    ----------
Accumulated Depreciation and Amortization of
  Other Plant..................................   $     2,987     $     124     $       --       $    (38)      $    3,073
                                                 ------------    ----------    -----------    --------------    ----------
                                                 ------------    ----------    -----------    --------------    ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

                                                                     SCHEDULE VI

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

    SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1991

- ----------------------------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B      COLUMN C         COLUMN D         COLUMN E          COLUMN F
- ----------------------------------------------------------------------------------------------------------------------
                                            BALANCE                                         OTHER
                                              AT        ADDITIONS                         CHANGES--           BALANCE
                                           BEGINNING    CHARGED TO                      ADD (DEDUCT)--          AT
                                              OF        COSTS AND                          DESCRIBE           END OF
               DESCRIPTION                  PERIOD       EXPENSES        RETIREMENTS         (A)              PERIOD
- ----------------------------------------------------------------------------------------------------------------------
                                                                      (THOUSANDS OF DOLLARS)
Accumulated Depreciation and Amortization
  of Utility Plant
  Electric Plant in Service
  Intangible.............................  $     253     $     760        $       --       $     --          $   1,013
  Steam Production.......................    486,361        37,164          (112,184)        27,322            438,663
  Nuclear Production.....................    989,649       179,594           (11,718)            --          1,157,525
  Pumped Storage Production..............      6,719           482              (158)            --              7,043
  Other Production.......................    214,718        13,028            (5,971)            --            221,775
  Transmission...........................    303,717        21,455            (3,288)            --            321,884
  Distribution...........................    813,438        81,736           (26,675)            --            868,499
  General................................      5,957         2,192              (598)            --              7,551
  Nuclear Decommissioning................     90,110        22,352                --             --            112,462
                                           ---------    ----------       -----------    --------------       ---------
          Total Electric Plant in
            Service......................  2,910,922       358,763          (160,592)        27,322          3,136,415
                                           ---------    ----------       -----------    --------------       ---------
  Gas Plant in Service
     Manufactured Gas Production.........     64,132         3,842            (3,140)            --             64,834
     Local Storage.......................     12,914           408            (1,289)            --             12,033
     Transmission........................     10,613           949                --                            11,562
     Distribution........................    645,912        68,177           (11,840)            --            702,249
     General.............................      2,619           634              (220)            --              3,033
                                           ---------    ----------       -----------    --------------       ---------
          Total Gas Plant in Service.....    736,190        74,010           (16,489)            --            793,711
                                           ---------    ----------       -----------    --------------       ---------
  Common Plant in Service
     Capital Leases......................      2,713           439              (414)            --              2,738
     General.............................     89,848        24,687           (11,567)            --            102,968
                                           ---------    ----------       -----------    --------------       ---------
          Total Common Plant in
            Service......................     92,561        25,126           (11,981)            --            105,706
                                           ---------    ----------       -----------    --------------       ---------
  Nuclear Fuel in Service................    196,098        96,420           (84,371)                          208,147
  Plant Held for Future Use..............     27,322            --                --        (27,322)                --
                                           ---------    ----------       -----------    --------------       ---------
          Total Accumulated Depreciation
            and Amortization.............  $3,963,093    $ 554,319        $ (273,433)      $     --          $4,243,979
                                           ---------    ----------       -----------    --------------       ---------
                                           ---------    ----------       -----------    --------------       ---------
  Accumulated Depreciation and
     Amortization of EDC's Oil and Gas
     Property, Plant and Equipment.......  $ 500,831     $  88,443        $     (307)      $   (634)         $ 588,333
                                           ---------    ----------       -----------    --------------       ---------
                                           ---------    ----------       -----------    --------------       ---------
Accumulated Depreciation and Amortization
  of EGDC's Real Estate Property and
  Equipment..............................  $   4,648     $   1,790        $       --       $    964          $   7,402
                                           ---------    ----------       -----------    --------------       ---------
                                           ---------    ----------       -----------    --------------       ---------
Accumulated Depreciation and Amortization
  of Other Plant.........................  $   3,701     $     338        $   (1,052)      $     --          $   2,987
                                           ---------    ----------       -----------    --------------       ---------
                                           ---------    ----------       -----------    --------------       ---------

NOTES:

     (A) Interaccount and interdepartment transfers.

                                                                   SCHEDULE VIII

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

               YEARS ENDED DECEMBER 31, 1993 -- DECEMBER 31, 1991

- ----------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
- ----------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                            --------------------------------
                                                                               CHARGED TO
                                             BALANCE AT     CHARGED TO            OTHER                           BALANCE AT
                                            BEGINNING OF     COST AND          ACCOUNTS--       DEDUCTIONS--        END OF
               DESCRIPTION                     PERIOD        EXPENSES           DESCRIBE         DESCRIBE           PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
                                                                             (THOUSANDS OF DOLLARS)
1993
Allowance for Doubtful Accounts...........    $ 24,059       $ 31,625            $    --          $27,752(A)       $ 27,932
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Discount on Property Abandonments.........    $ 21,951       $     --            $    --          $ 5,688(B)       $ 16,263
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Valuation Allowances......................    $ 21,509       $ 17,887            $    --          $ 4,693          $ 34,703
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
1992
Allowance for Doubtful Accounts...........    $ 21,241       $ 29,488            $    --          $26,670(A)       $ 24,059
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Discount on Property Abandonments.........    $ 31,567       $     --            $    --          $ 9,616(B)       $ 21,951
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Valuation Allowances......................    $ 16,696       $ 42,859            $    --          $38,046          $ 21,509
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
1991
Allowance for Doubtful Accounts...........    $ 19,642       $ 29,098            $    --          $27,499(A)       $ 21,241
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Discount on Property Abandonments.........    $ 41,635       $     --            $    --          $10,068(B)       $ 31,567
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------
Valuation Allowances......................    $  8,890       $  7,806            $    --          $    --          $ 16,696
                                            ------------    ----------       ---------------    -----------       ----------
                                            ------------    ----------       ---------------    -----------       ----------

NOTES:

     (A) Accounts Receivable/Investments written off.

     (B) Amortization of discount to income.

                                                                      SCHEDULE V

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------
               COLUMN A                  COLUMN B       COLUMN C          COLUMN D         COLUMN E           COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                        BALANCE AT                                          OTHER
                                        BEGINNING                                         CHANGES--          BALANCE AT
                                            OF        ADDITIONS AT                      ADD (DEDUCT)--         END OF
            CLASSIFICATION                PERIOD          COST           RETIREMENTS     DESCRIBE (A)          PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                    (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible.......................  $    4,596      $  2,224          $       --       $     --          $    6,820
     Steam Production.................   1,668,198       108,360             (13,310)             5           1,763,253
     Nuclear Production...............   5,819,755        67,412             (16,010)         2,117(B)        5,873,274
     Pumped Storage Production........      20,063           (14)                 --             --              20,049
     Other Production.................     350,526        30,099                (363)            --             380,262
     Transmission.....................   1,024,843        10,996              (2,846)         1,157           1,034,150
     Distribution.....................   2,573,226       168,436             (16,329)        (1,131)          2,724,202
     General..........................     104,462        15,291              (1,299)           430             118,884
                                        ----------    ------------       -----------    --------------       ----------
          Total Electric Plant in
            Service...................  11,565,669       402,804             (50,157)         2,578          11,920,894
                                        ----------    ------------       -----------    --------------       ----------
  Gas Plant in Service
     Manufactured Gas Production......      77,942           (15)                123           (229)             77,821
     Local Storage....................       9,709            (5)                (69)            --               9,635
     Transmission.....................      57,405         5,990                  --             --              63,395
     Distribution.....................   1,870,462       127,991              (5,409)            --           1,993,044
     General..........................      29,426         4,581                 (61)            --              33,946
                                        ----------    ------------       -----------    --------------       ----------
          Total Gas Plant in
            Service...................   2,044,944       138,542              (5,416)          (229)          2,177,841
                                        ----------    ------------       -----------    --------------       ----------
  Common Plant in Service
     Capital Leases...................      56,812                                                               56,812
     General..........................     423,160        49,332              (8,581)          (438)            463,473
                                        ----------    ------------       -----------    --------------       ----------
          Total Common Plant in
            Service...................     479,972        49,332              (8,581)          (438)            520,285
                                        ----------    ------------       -----------    --------------       ----------
  Nuclear Fuel in Service.............     476,156        55,657             (42,414)            --             489,399
                                        ----------    ------------       -----------    --------------       ----------
          Total Utility Plant in
            Service...................  14,566,741       646,335            (106,568)         1,911          15,108,419
                                        ----------    ------------       -----------    --------------       ----------
  Construction Work in Progress.......     492,914       242,457(C)               --            (15)            735,356
  Plant Held for Future Use...........      22,252         1,582                  --         (6,125)             17,709
                                        ----------    ------------       -----------    --------------       ----------
          Total Utility Plant.........  $15,081,907     $890,374          $ (106,568)      $ (4,229)         $15,861,484
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------
Other Plant...........................  $   25,036      $ 13,612          $       (4)      $  6,343          $   44,987
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

     (B) Includes amortization of discount on the Hope Creek indirect disallowance of $2,113,299.

     (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $249,363,488.

     Description of Utility Plant and Related Depreciation and Amortization is set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE V

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992

- -----------------------------------------------------------------------------------------------------------------------
               COLUMN A                  COLUMN B       COLUMN C          COLUMN D         COLUMN E           COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                        BALANCE AT                                          OTHER
                                        BEGINNING                                         CHANGES--          BALANCE AT
                                            OF        ADDITIONS AT                      ADD (DEDUCT)--         END OF
            CLASSIFICATION                PERIOD          COST           RETIREMENTS     DESCRIBE (A)          PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                    (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible.......................  $    4,675      $    (79)         $       --       $     --          $    4.596
     Steam Production.................   1,618,630        59,160              (9,592)                         1,668,198
     Nuclear Production...............   5,721,768       136,596             (34,094)        (4,515)(B)       5,819,755
     Pumped Storage Production........      19,968           135                  (4)           (36)             20,063
     Other Production.................     322,527        36,077              (8,114)            36             350,526
     Transmission.....................     960,958        69,454              (6,093)           524           1,024,843
     Distribution.....................   2,418,494       172,408             (17,143)          (533)          2,573,226
     General..........................      84,983        20,431              (1,739)           787             104,462
                                        ----------    ------------       -----------    --------------       ----------
       Total Electric Plant in
          Service.....................  11,152,003       494,182             (76,779)        (3,737)         11,565,669
                                        ----------    ------------       -----------    --------------       ----------
Gas Plant in Service
  Manufactured Gas Production.........      55,371        22,580                  (9)            --              77,942
  Local Storage.......................       9,376           333                  --             --               9,709
  Transmission........................      44,249        13,156                  --             --              57,405
  Distribution........................   1,759,079       117,154              (5,771)            --           1,870,462
  General.............................      26,422         3,433                (429)            --              29,426
                                        ----------    ------------       -----------    --------------       ----------
       Total Gas Plant in Service.....   1,894,497       156,656              (6,209)            --           2,044,944
                                        ----------    ------------       -----------    --------------       ----------
Common Plant in Service
  Capital Leases......................      56,812            --                  --             --              56,812
  General.............................     376,534        58,563             (11,156)          (781)            423,160
                                        ----------    ------------       -----------    --------------       ----------
       Total Common Plant in
          Service.....................     433,346        58,563             (11,156)          (781)            479,972
                                        ----------    ------------       -----------    --------------       ----------
  Nuclear Fuel in Service.............     387,242       161,666             (72,752)            --             476,156
                                        ----------    ------------       -----------    --------------       ----------
       Total Utility Plant in
          Service.....................  13,867,088       871,067            (166,896)        (4,518)         14,566,741
                                        ----------    ------------       -----------    --------------       ----------
  Construction Work in Progress.......     537,228       (44,314)(C)              --             --             492,914
  Plant Held for Future Use...........      22,244             8                  --             --              22,252
                                        ----------    ------------       -----------    --------------       ----------
       Total Utility Plant............  $14,426,560     $826,761          $ (166,896)      $ (4,518)         $15,081,907
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------
Other Plant...........................  $   20,462      $  4,570          $       --       $      4          $   25,036
                                        ----------    ------------       -----------    --------------       ----------
                                        ----------    ------------       -----------    --------------       ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

     (B) Includes amortization of discount on the Hope Creek indirect disallowance of $1,676,456, and an increase in the Hope Creek indirect disallowance of $6,191,172 resulting from the recent rate case settlement.

     (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $358,917,902.

     Description of Utility Plant and Related Depreciation and Amortization is set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                      SCHEDULE V

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  SCHEDULE V -- PROPERTY, PLANT, AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1991

- -----------------------------------------------------------------------------------------------------------------------
               COLUMN A                   COLUMN B       COLUMN C          COLUMN D         COLUMN E          COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT                                          OTHER
                                         BEGINNING                                         CHANGES--         BALANCE AT
                                             OF        ADDITIONS AT                      ADD (DEDUCT)--        END OF
            CLASSIFICATION                 PERIOD          COST           RETIREMENTS     DESCRIBE (A)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                     (THOUSANDS OF DOLLARS)
Utility Plant
  Electric Plant in Service
     Intangible........................  $    3,800      $    875          $       --       $     --         $    4,675
     Steam Production..................   1,394,187       245,951             (88,805)        67,297          1,618,630
     Nuclear Production................   5,591,338       137,803              (8,931)         1,558(B)       5,721,768
     Pumped Storage Production.........      20,096            27                (155)            --             19,968
     Other Production..................     291,479        37,021              (5,973)            --            322,527
     Transmission......................     948,567        14,563              (2,172)            --            960,958
     Distribution......................   2,292,726       142,689             (16,875)           (46)         2,418,494
     General...........................      66,928        18,634                (557)           (22)            84,983
                                         ----------    ------------       -----------    --------------      ----------
          Total Electric Plant in
            Service....................  10,609,121       597,563            (123,468)        68,787         11,152,003
                                         ----------    ------------       -----------    --------------      ----------
  Gas Plant in Service
     Manufactured Gas Production.......      55,944           258                (830)            (1)            55,371
     Local Storage.....................      10,654            11              (1,289)            --              9,376
     Transmission......................      34,389         9,860                  --             --             44,249
     Distribution......................   1,652,625       112,508              (6,053)            (1)         1,759,079
     General...........................      23,673         2,970                (221)            --             26,422
                                         ----------    ------------       -----------    --------------      ----------
          Total Gas Plant in Service...   1,777,285       125,607              (8,393)            (2)         1,894,497
                                         ----------    ------------       -----------    --------------      ----------
  Common Plant in Service
     Capital Leases....................      57,226                              (414)            --             56,812
     General...........................     335,761        49,125             (12,518)         4,166            376,534
                                         ----------    ------------       -----------    --------------      ----------
          Total Common Plant in
            Service....................     392,987        49,125             (12,932)         4,166            433,346
                                         ----------    ------------       -----------    --------------      ----------
  Nuclear Fuel in Service..............     386,190        85,423             (84,371)            --            387,242
                                         ----------    ------------       -----------    --------------      ----------
          Total Utility Plant in
            Service....................  13,165,583       857,718            (229,164)        72,951         13,867,088
                                         ----------    ------------       -----------    --------------      ----------
  Construction Work in Progress........     576,904       (39,692)(C)              --             16            537,228
  Plant Held for Future Use............      94,387        (4,877)                 --        (67,266)            22,244
                                         ----------    ------------       -----------    --------------      ----------
          Total Utility Plant..........  $13,836,874     $813,149          $ (229,164)      $  5,701         $14,426,560
                                         ----------    ------------       -----------    --------------      ----------
                                         ----------    ------------       -----------    --------------      ----------
Other Plant............................  $   25,570      $     --          $   (1,093)      $ (4,015)        $   20,462
                                         ----------    ------------       -----------    --------------      ----------
                                         ----------    ------------       -----------    --------------      ----------

NOTES:

     (A) Interaccount and interdepartment transfers.

     (B) Includes amortization of discount on the Hope Creek indirect disallowance of $1,686,000.

     (C) Additions to Construction Work in Progress (CWIP) is net of transfers of completed construction of $447,201,000.

     Description of Utility Plant and Related Depreciation and Amortization is set forth in Note 1 -- Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

                                                                     SCHEDULE VI

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------------------
                COLUMN A                  COLUMN B       COLUMN C          COLUMN D         COLUMN E          COLUMN F
- -----------------------------------------------------------------------------------------------------------------------
                                           BALANCE
                                             AT         ADDITIONS                            OTHER             BALANCE
                                          BEGINNING     CHARGED TO                         CHANGES--             AT
                                             OF         COSTS AND                        ADD (DEDUCT)--        END OF
              DESCRIPTION                  PERIOD        EXPENSES         RETIREMENTS     DESCRIBE (A)         PERIOD
- -----------------------------------------------------------------------------------------------------------------------
                                                                     (THOUSANDS OF DOLLARS)
Accumulated Depreciation and
  Amortization of Utility Plant
  Electric Plant in Service
     Intangible.........................  $   1,816      $  1,751          $       --       $     --          $   3,567
     Steam Production...................    460,768        58,575             (41,273)                          478,070
     Nuclear Production.................  1,302,035       184,933              (9,981)       (25,304)         1,451,683
     Pumped Storage Production..........      7,531           479                  --             --              8,010
     Other Production...................    227,408        14,572                (369)            --            241,611
     Transmission.......................    338,283        23,106              (2,385)            --            359,004
     Distribution.......................    927,488        91,767             (27,873)            --            991,382
     General............................      8,560         3,304              (1,295)            --             10,569
     Nuclear Decommissioning............    136,137        31,762                  --         25,304            193,203
                                          ---------    ------------       -----------    --------------       ---------
       Total Electric Plant in
          Service.......................  3,410,026       410,249             (83,176)            --          3,737,099
                                          ---------    ------------       -----------    --------------       ---------
Gas Plant in Service
     Manufactured Gas Production........     62,878         5,424              (9,010)          (154)            59,138
     Local Storage......................     12,416           395                 (69)            --             12,742
     Transmission.......................     12,856         1,465                  --             --             14,321
     Distribution.......................    762,453        50,617             (12,499)            --            800,571
     General............................      3,305           792                 (61)            --              4,036
                                          ---------    ------------       -----------    --------------       ---------
       Total Gas Plant in Service.......    853,908        58,693             (21,639)          (154)           890,808
                                          ---------    ------------       -----------    --------------       ---------
Common Plant in Service
     Capital Leases.....................      3,195           513                  --             --              3,708
     General............................    119,609        29,797              (8,079)            --            141,327
                                          ---------    ------------       -----------    --------------       ---------
       Total Common Plant in Service....    122,804        30,310              (8,079)            --            145,035
                                          ---------    ------------       -----------    --------------       ---------
  Nuclear Fuel in Service...............    223,857       102,718             (42,413)            --            284,162
                                          ---------    ------------       -----------    --------------       ---------
       Total Accumulated Depreciation
          and Amortization..............  $4,610,595     $601,970          $ (155,307)      $   (154)         $5,057,104
                                          ---------    ------------       -----------    --------------       ---------
                                          ---------    ------------       -----------    --------------       ---------
Accumulated Depreciation and
  Amortization of Other Plant...........  $     639      $    651          $       --       $    154          $   1,444
                                          ---------    ------------       -----------    --------------       ---------
                                          ---------    ------------       -----------    --------------       ---------

NOTE:

     (A) Interaccount and interdepartment transfers.

                                                                     SCHEDULE VI

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1992

- ---------------------------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B     COLUMN C         COLUMN D         COLUMN E          COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                            BALANCE     ADDITIONS                          OTHER
                                              AT         CHARGED                         CHANGES--           BALANCE
                                           BEGINNING       TO                          ADD (DEDUCT)--          AT
                                              OF        COST AND                          DESCRIBE           END OF
               DESCRIPTION                  PERIOD      EXPENSES        RETIREMENTS         (A)              PERIOD
- ---------------------------------------------------------------------------------------------------------------------
                                                                        (THOUSANDS OF DOLLARS)
Accumulated Depreciation and Amortization
  of Utility Plant
  Electric Plant in Service
     Intangible..........................  $   1,013    $     803        $       --       $     --          $   1,816
     Steam Production....................    438,663       41,700           (19,595)            --            460,768
     Nuclear Production..................  1,157,525      182,636           (38,126)            --          1,302,035
     Pumped Storage Production...........      7,043          488                --             --              7,531
     Other Production....................    221,775       13,757            (8,124)            --            227,408
     Transmission........................    321,884       22,224            (5,825)            --            338,283
     Distribution........................    868,499       86,483           (27,494)            --            927,488
     General.............................      7,551        2,859            (1,850)            --              8,560
     Nuclear Decommissioning.............    112,462       23,675                --             --            136,137
                                           ---------    ---------       -----------    --------------       ---------
          Total Electric Plant in
            Service......................  3,136,415      374,625          (101,014)            --          3,410,026
                                           ---------    ---------       -----------    --------------       ---------
  Gas Plant in Service
     Manufactured Gas Production.........     64,834        4,343            (6,299)            --             62,878
     Local Storage.......................     12,033          383                --             --             12,416
     Transmission........................     11,562        1,294                --             --             12,856
     Distribution........................    702,249       72,629           (12,425)            --            762,453
     General.............................      3,033          698              (426)            --              3,305
                                           ---------    ---------       -----------    --------------       ---------
          Total Gas Plant in Service.....    793,711       79,347           (19,150)            --            853,908
                                           ---------    ---------       -----------    --------------       ---------
  Common Plant in Service
     Capital Leases......................      2,738          457                --             --              3,195
     General.............................    102,968       27,291           (10,650)            --            119,609
                                           ---------    ---------       -----------    --------------       ---------
          Total Common Plant in
            Service......................    105,706       27,748           (10,650)            --            122,804
                                           ---------    ---------       -----------    --------------       ---------
  Nuclear Fuel in Service................    208,147       91,903           (76,193)            --            223,857
                                           ---------    ---------       -----------    --------------       ---------
          Total Accumulated Depreciation
            and Amortization.............  $4,243,979   $ 573,623        $ (207,007)      $     --          $4,610,595
                                           ---------    ---------       -----------    --------------       ---------
                                           ---------    ---------       -----------    --------------       ---------
Accumulated Depreciation and Amortization
  of Other Plant.........................  $     695    $     (56)       $       --       $     --          $     639
                                           ---------    ---------       -----------    --------------       ---------
                                           ---------    ---------       -----------    --------------       ---------

NOTE:

     (A) Interaccount and interdepartment transfers.

                                                                     SCHEDULE VI
                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1991

- ----------------------------------------------------------------------------------------------------------------------
                   COLUMN A                      COLUMN B      COLUMN C      COLUMN D         COLUMN E       COLUMN F
- ----------------------------------------------------------------------------------------------------------------------
                                                  BALANCE
                                                    AT        ADDITIONS                        OTHER          BALANCE
                                                 BEGINNING    CHARGED TO                     CHANGES--          AT
                                                    OF        COSTS AND                    ADD (DEDUCT)--     END OF
                  DESCRIPTION                     PERIOD       EXPENSES     RETIREMENTS     DESCRIBE (A)      PERIOD
- ----------------------------------------------------------------------------------------------------------------------
                                                                          (THOUSANDS OF DOLLARS)
Accumulated Depreciation and Amortization of
  Utility Plant
  Electric Plant in Service
     Intangible................................  $     253     $     760     $       --       $     --       $   1,013
     Steam Production..........................    486,361        37,164       (112,184)        27,322         438,663
     Nuclear Production........................    989,649       179,594        (11,718)            --       1,157,525
     Pumped Storage Production.................      6,719           482           (158)            --           7,043
     Other Production..........................    214,718        13,028         (5,971)            --         221,775
     Transmission..............................    303,717        21,455         (3,288)            --         321,884
     Distribution..............................    813,438        81,736        (26,675)            --         868,499
     General...................................      5,957         2,192           (598)            --           7,551
     Nuclear Decommissioning...................     90,110        22,352             --             --         112,462
                                                 ---------    ----------    -----------    --------------    ---------
       Total Electric Plant in Service.........  2,910,922       358,763       (160,592)        27,322       3,136,415
                                                 ---------    ----------    -----------    --------------    ---------
  Gas Plant in Service
     Manufactured Gas Production...............     64,132         3,842         (3,140)            --          64,834
     Local Storage.............................     12,914           408         (1,289)            --          12,033
     Transmission..............................     10,613           949             --             --          11,562
     Distribution..............................    645,912        68,177        (11,840)            --         702,249
     General...................................      2,619           634           (220)            --           3,033
                                                 ---------    ----------    -----------    --------------    ---------
       Total Gas Plant in Service..............    736,190        74,010        (16,489)            --         793,711
                                                 ---------    ----------    -----------    --------------    ---------
  Common Plant in Service
     Capital Leases............................      2,713           439           (414)            --           2,738
     General...................................     89,848        24,687        (11,567)            --         102,968
                                                 ---------    ----------    -----------    --------------    ---------
       Total Common Plant in Service...........     92,561        25,126        (11,981)            --         105,706
                                                 ---------    ----------    -----------    --------------    ---------
  Nuclear Fuel in Service......................    196,098        96,420        (84,371)            --         208,147
  Plant Held for Future Use....................     27,322            --             --        (27,322)             --
                                                 ---------    ----------    -----------    --------------    ---------
       Total Accumulated Depreciation and
          Amortization.........................  $3,963,093    $ 554,319     $ (273,433)      $     --       $4,243,979
                                                 ---------    ----------    -----------    --------------    ---------
                                                 ---------    ----------    -----------    --------------    ---------
Accumulated Depreciation and Amortization of
  Other Plant..................................  $   1,627     $      91     $   (1,023)      $     --       $     695
                                                 ---------    ----------    -----------    --------------    ---------
                                                 ---------    ----------    -----------    --------------    ---------

NOTE:

     (A) Interaccount and interdepartment transfers.

                                                                   SCHEDULE VIII

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

               YEARS ENDED DECEMBER 31, 1993 -- DECEMBER 31, 1991

- -----------------------------------------------------------------------------------------------------------
             COLUMN A                 COLUMN B             COLUMN C             COLUMN D          COLUMN E
- -----------------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                                    -----------------------
                                                                   CHARGED
                                     BALANCE AT     CHARGED TO    TO OTHER                       BALANCE AT
                                    BEGINNING OF     COST AND     ACCOUNTS--   DEDUCTIONS--        END OF
           DESCRIPTION                 PERIOD        EXPENSES     DESCRIBE      DESCRIBE           PERIOD
- -----------------------------------------------------------------------------------------------------------
                                                            (THOUSANDS OF DOLLARS)
1993
Allowance for Doubtful Accounts...    $ 24,059       $ 31,625           --       $27,752(A)       $ 27,932
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------
Discount on Property
  Abandonments....................    $ 21,951       $     --      $    --       $ 5,688(B)       $ 16,263
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------
1992
Allowance for Doubtful Accounts...    $ 21,241       $ 29,488      $    --       $26,670(A)       $ 24,059
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------
Discount on Property
  Abandonments....................    $ 31,567       $     --      $    --       $ 9,616(B)       $ 21,951
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------
1991
Allowance for Doubtful Accounts...    $ 19,642       $ 29,098      $    --       $27,499(A)       $ 21,241
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------
Discount on Property
  Abandonments....................    $ 41,635       $     --      $    --       $10,068(B)       $ 31,567
                                    ------------    ----------    ---------    -----------       ----------
                                    ------------    ----------    ---------    -----------       ----------

Notes:

     (A) Accounts Receivable written off.

     (B) Amortization of discount to income.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PUBLIC SERVICE ENTERPRISE GROUP
                                            INCORPORATED

                                            By       E. JAMES FERLAND
                                               -------------------------------
                                                     E. James Ferland
                                              Chairman of the Board, President
                                                 and Chief Executive Officer
Date: February 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                      DATE
- ---------------------------------------------   ---------------------------    ------------------
            E. JAMES FERLAND                    Chairman of the Board,          February 25, 1994
- ---------------------------------------------     President and Chief
            E. James Ferland                      Executive Officer
                                                  (Principal Executive
                                                  Officer)
            ROBERT C. MURRAY                    Vice President and Chief        February 25, 1994
- ---------------------------------------------     Financial Officer
            Robert C. Murray                      (Principal Financial
                                                  Officer)
            PATRICIA A. RADO                    Vice President and              February 25, 1994
- ---------------------------------------------     Comptroller (Principal
            Patricia A. Rado                      Accounting Officer)

            LAWRENCE R. CODEY                   Director                        February 25, 1994
- ---------------------------------------------
            Lawrence R. Codey

            ERNEST H. DREW                      Director                        February 25, 1994
- ---------------------------------------------
            Ernest H. Drew

            T. J. DERMOT DUNPHY                 Director                        February 25, 1994
- ---------------------------------------------
            T. J. Dermot Dunphy

            ROBERT R. FERGUSON, JR.             Director                        February 25, 1994
- ---------------------------------------------
            Robert R. Ferguson, Jr.

            RAYMOND V. GILMARTIN                Director                        February 25, 1994
- ---------------------------------------------
            Raymond V. Gilmartin

            SHIRLEY A. JACKSON                  Director                        February 25, 1994
- ---------------------------------------------
            Shirley A. Jackson

            IRWIN LERNER                        Director                        February 25, 1994
- ---------------------------------------------
            Irwin Lerner

            WILLIAM E. MARFUGGI                 Director                        February 25, 1994
- ---------------------------------------------
            William E. Marfuggi

            MARILYN M. PFALTZ                   Director                        February 25, 1994
- ---------------------------------------------
             Marilyn M. Pfaltz

             JAMES C. PITNEY                    Director                        February 25, 1994
- ---------------------------------------------
              James C. Pitney

              JOSH S. WESTON                    Director                        February 25, 1994
- ---------------------------------------------
              Josh S. Weston

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PUBLIC SERVICE ELECTRIC AND GAS
                                            COMPANY

                                            By        E. JAMES FERLAND
                                               --------------------------------
                                                      E. James Ferland
                                                  Chairman of the Board and
                                                   Chief Executive Officer

Date: February 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
- ---------------------------------------------  ----------------------------  ------------------
              E. JAMES FERLAND                 Chairman of the Board and     February 25, 1994
- ---------------------------------------------    Chief Executive Officer
              E. James Ferland                   and Director (Principal
                                                 Executive Officer)
              LAWRENCE R. CODEY                President and Chief           February 25, 1994
- ---------------------------------------------    Operating Officer and
              Lawrence R. Codey                  Director

              ROBERT C. MURRAY                 Senior Vice                   February 25, 1994
- ---------------------------------------------    President-Finance and
              Robert C. Murray                   Chief Financial Officer
                                                 and Director (Principal
                                                 Financial Officer)

              PATRICIA A. RADO                 Vice President and            February 25, 1994
- ---------------------------------------------    Comptroller (Principal
              Patricia A. Rado                   Accounting Officer)

              ROBERT R. FERGUSON, JR.          Director                      February 25, 1994
- ---------------------------------------------
              Robert R. Ferguson, Jr.

              RAYMOND V. GILMARTIN             Director                      February 25, 1994
- ---------------------------------------------
              Raymond V. Gilmartin

              SHIRLEY A. JACKSON               Director                      February 25, 1994
- ---------------------------------------------
              Shirley A. Jackson

              IRWIN LERNER                     Director                      February 25, 1994
- ---------------------------------------------
              Irwin Lerner

              JAMES C. PITNEY                  Director                      February 25, 1994
- ---------------------------------------------
              James C. Pitney

                                 EXHIBIT INDEX

     Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

          (a) Filed by PSE&G with Form 8-A under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

          (b) Filed by PSE&G with Form 8-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

          (c) Filed by PSE&G with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

          (d) Filed by PSE&G with Form 10-Q under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

          (e) Filed by Enterprise with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-9120.

          (f) Filed with registration statement of PSE&G under the Securities Exchange Act of 1934, File No. 1-973, effective July 1, 1935, relating to the registration of various issues of securities.

          (g) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-4995, effective May 20, 1942, relating to the issuance of $15,000,000 First and Refunding Mortgage Bonds, 3% Series due 1972.

          (h) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-7568, effective July 1, 1948, relating to the proposed issuance of 200,000 shares of Cumulative Preferred Stock.

          (i) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-8381, effective April 18, 1950, relating to the issuance of $26,000,000 First and Refunding Mortgage Bonds, 2 3/4% Series due 1980.

          (j) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-12906, effective December 4, 1956, relating to the issuance of 1,000,000 shares of Common Stock.

          (k) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-59675, effective September 1, 1977, relating to the issuance of $60,000,000 First and Refunding Mortgage Bonds, 8 1/8% Series I due 2007.

          (l) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-60925, effective March 30, 1978, relating to the issuance of 750,000 shares of Common Stock through an Employee Stock Purchase Plan.

          (m) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-65521, effective October 10, 1979, relating to the issuance of 3,000,000 shares of Common Stock.

          (n) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 2-74018, filed on June 16, 1982, relating to the Thrift Plan of PSE&G.

          (o) Filed with registration statement of Public Service Enterprise Group Incorporated under the Securities Act of 1933, No. 33-2935 filed January 28, 1986, relating to PSE&G's plan to form a holding company as part of a corporate restructuring.

          (p) Filed with registration statement of PSE&G under the Securities Act of 1933, No. 33-13209 filed April 9, 1987, relating to the registration of $575,000,000 First and Refunding Mortgage Bonds pursuant to Rule 415.

                                   ENTERPRISE

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 3a         (o)  3a           (o)  3a           Certificate of Incorporation Public Service
                                                Enterprise Group Incorporated
 3b         (e)  3b           (e)  3b           Copy of By-Laws of Public Service Enterprise
                                   4/11/88      Group Incorporated, as in effect May 1, 1987
 3c         (e)  3c           (e)  3c           Certificate of Amendment of Certificate of
                                   4/11/88      Incorporation of Public Service Enterprise Group
                                                Incorporated, effective April 23, 1987
 4a(1)      (f)  B-1          (c)  4b(1)        Indenture between PSE&G and Fidelity Union Trust
                                   2/18/81      Company, (now First Fidelity Bank, National
                                                Association), as Trustee, dated August 1, 1924,
                                                securing First and Refunding Mortgage Bonds
                                                Indentures between PSE&G and First Fidelity
                                                Bank, National Association, as Trustee,
                                                supplemental to Exhibit 4a(1), dated as follows:
 4a(2)      (i)  7(1a)        (c)  4b(2)        April 1, 1927
                                   2/18/81
 4a(3)      (k)  2b(3)        (c)  4b(3)        June 1, 1937
                                   2/18/81
 4a(4)      (k)  2b(4)        (c)  4b(4)        July 1, 1937
                                   2/18/81
 4a(5)      (k)  2b(5)        (c)  4b(5)        December 19, 1939
                                   2/18/81
 4a(6)      (g)  B-10         (c)  4b(6)        March 1, 1942
                                   2/18/81
 4a(7)      (k)  2b(7)        (c)  4b(7)        June 1, 1949
                                   2/18/81
 4a(8)      (k)  2b(8)        (c)  4b(8)        May 1, 1950
                                   2/18/81
 4a(9)      (k)  2b(9)        (c)  4b(9)        October 1, 1953
                                   2/18/81
 4a(10)     (k)  2b(10)       (c)  4b(10)       May 1, 1954
                                   2/18/81
 4a(11)     (j)  4b(16)       (c)  4b(11)       November 1, 1956
                                   2/18/81
 4a(12)     (k)  2b(12)       (c)  4b(12)       September 1, 1957
                                   2/18/81
 4a(13)     (k)  2b(13)       (c)  4b(13)       August 1, 1958
                                   2/18/81
 4a(14)     (k)  2b(14)       (c)  4b(14)       June 1, 1959
                                   2/18/81
 4a(15)     (k)  2b(15)       (c)  4b(15)       September 1, 1960
                                   2/18/81

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(16)     (k)  2b(16)       (c)  4b(16)       August 1, 1962
                                   2/18/81
 4a(17)     (k)  2b(17)       (c)  4b(17)       June 1, 1963
                                   2/18/81
 4a(18)     (k)  2b(18)       (c)  4b(18)       September 1, 1964
                                   2/18/81
 4a(19)     (k)  2b(19)       (c)  4b(19)       September 1, 1965
                                   2/18/81
 4a(20)     (k)  2b(20)       (c)  4b(20)       June 1, 1967
                                   2/18/81
 4a(21)     (k)  2b(21)       (c)  4b(21)       June 1, 1968
                                   2/18/81
 4a(22)     (k)  2b(22)       (c)  4b(22)       April 1, 1969
                                   2/18/91
 4a(23)     (k)  2b(23)       (c)  4b(23)       March 1, 1970
                                   2/18/81
 4a(24)     (k)  2b(24)       (c)  4b(24)       May 15, 1971
                                   2/18/81
 4a(25)     (k)  2b(25)       (c)  4b(25)       November 15, 1971
                                   2/18/81
 4a(26)     (k)  2b(26)       (c)  4b(26)       April 1, 1972
                                   2/18/81
 4a(27)     (a)  2            (c)  4b(27)       March 1, 1974
                 3/29/74           2/18/81
 4a(28)     (a)  2            (c)  4b(28)       October 1, 1974
                 10/11/74          2/18/81
 4a(29)     (a)  2            (c)  4b(29)       April 1, 1976
                 4/6/76            2/18/81
 4a(30)     (a)  2            (c)  4b(30)       September 1, 1976
                 9/16/76           2/18/81
 4a(31)     (k)  2b(31)       (c)  4b(31)       October 1, 1976
                                   2/18/81
 4a(32)     (a)  2            (c)  4b(32)       June 1, 1977
                 6/29/77           2/18/81
 4a(33)     (l)  2b(33)       (c)  4b(33)       September 1, 1977
                                   2/18/81
 4a(34)     (a)  2            (c)  4b(34)       November 1, 1978
                 11/21/78          2/18/81
 4a(35)     (a)  2            (c)  4b(35)       July 1, 1979
                 7/25/79           2/18/81
 4a(36)     (m)  2d(36)       (c)  4b(36)       September 1, 1979 (No. 1)
                                   2/18/81
 4a(37)     (m)  2d(37)       (c)  4b(37)       September 1, 1979 (No. 2)
                                   2/18/81

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(38)     (a)  2            (c)  4b(38)       November 1, 1979
                 12/3/79           2/18/81
 4a(39)     (a)  2            (c)  4b(39)       June 1, 1980
                 6/10/80           2/18/81
 4a(40)     (a)  2            (a)  2            August 1, 1981
                 8/19/81           8/19/81
 4a(41)     (b)  4e           (b)  4e           April 1, 1982
                 4/29/82           5/5/82
 4a(42)     (a)  2            (a)  2            September 1, 1982
                 9/17/82           9/20/82
 4a(43)     (a)  2            (a)  2            December 1, 1982
                 12/21/82          12/21/82
 4a(44)     (d)  4(ii)        (d)  4(ii)        June 1, 1983
                 7/26/83           7/27/83
 4a(45)     (a)  4            (a)  4            August 1, 1983
                 8/19/83           8/19/83
 4a(46)     (d)  4(ii)        (d)  4(ii)        July 1, 1984
                 8/14/84           8/17/84
 4a(47)     (d)  4(ii)        (d)  4(ii)        September 1, 1984
                 11/2/84           11/9/84
 4a(48)     (b)  4(ii)        (b)  4(ii)        November 1, 1984 (No. 1)
                 1/4/85            1/9/85
 4a(49)     (b)  4(ii)        (b)  4(ii)        November 1, 1984 (No. 2)
                 1/4/85            1/9/85
 4a(50)     (a)  2            (a)  2            July 1, 1985
                 8/2/85            8/2/85
 4a(51)     (c)  4a(51)       (c)  4a(51)       January 1, 1986
                 2/11/86           2/11/86
 4a(52)     (a)  2            (a)  2            March 1, 1986
                 3/28/86           3/28/86
 4a(53)     (a)  2(a)         (a)  2(a)         April 1, 1986 (No. 1)
                 5/1/86            5/1/86
 4a(54)     (a)  2(b)         (a)  2(b)         April 1, 1986 (No. 2)
                 5/1/86            5/1/86
 4a(55)     (p)  4a(55)       (p)  4a(55)       March 1, 1987
                 4/9/87            4/9/87
 4a(56)     (a)  4            (a)  4            July 1, 1987 (No. 1)
                 8/17/87           8/17/87
 4a(57)     (d)  4            (d)  4            July 1, 1987 (No. 2)
                 11/13/87          11/20/87
 4a(58)     (a)  4            (a)  4            May 1, 1988
                 5/17/88           5/18/88
 4a(59)     (a)  4            (a)  4            September 1, 1988
                 9/27/88           9/28/88

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(60)     (a)  4            (a)  4            July 1, 1989
                 7/25/89           7/26/89
 4a(61)     (a)  4            (a)  4            July 1, 1990 (No. 1)
                 7/25/90           7/26/90
 4a(62)     (a)  4            (a)  4            July 1, 1990 (No. 2)
                 7/25/90           7/26/90
 4a(63)     (a)  4            (a)  4            June 1, 1991 (No. 1)
                 7/1/91            7/2/91
 4a(64)     (a)  4            (a)  4            June 1, 1991 (No. 2)
                 7/1/91            7/2/91
 4a(65)     (a)  4            (a)  4            November 1, 1991 (No. 1)
                 12/2/91           12/3/91
 4a(66)     (a)  4            (a)  4            November 1, 1991 (No. 2)
                 12/2/91           12/3/91
 4a(67)     (a)  4            (a)  4            November 1, 1991 (No. 3)
                 12/2/91           12/3/91
 4a(68)     (a)  4            (a)  4            February 1, 1992 (No. 1)
                 2/27/92           2/28/92
 4a(69)     (a)  4            (a)  4            February 1, 1992 (No. 2)
                 2/27/92           2/28/92
 4a(70)     (a)  4            (a)  4            June 1, 1992 (No. 1)
                 6/17/92           6/11/92
 4a(71)     (a)  4            (a)  4            June 1, 1992 (No. 2)
                 6/17/92           6/11/92
 4a(72)     (a)  4            (a)  4            June 1, 1992 (No. 3)
                 6/17/92           6/11/92
 4a(73)     (a)  4            (a)  4            January 1, 1993 (No.1)
                 2/2/93            2/2/93
 4a(74)     (a)  4            (a)  4            January 1, 1993 (No. 2)
                 2/2/93            2/2/93
 4a(75)     (a)  4            (a)  4            March 1, 1993
                 3/17/93           3/18/93
 4a(76)     (b)  4            (a)  4            May 1, 1993
                 5/27/93           5/28/93
 4a(77)     (a)  4            (a)  4            May 1, 1993 (No. 2)
                 5/25/93           5/25/93
 4a(78)     (a)  4            (a)  4            May 1, 1993 (No. 3)
                 5/25/93           5/25/93
 4a(79)     (b)  4            (b)  4            July 1, 1993
                 12/1/93           12/1/93
 4a(80)     (a)  4            (a)  4            August 1, 1993
                 8/3/93            8/3/93
 4a(81)     (b)  4            (b)  4            September 1, 1993
                 12/1/93           12/1/93

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(82)     (b)  4            (b)  4            September 1, 1993 (No. 2)
                 12/1/93           12/1/93
 4a(83)     (b)  4            (b)  4            November 1, 1993
                 12/1/93           12/1/93
 4a(84)     (a)  4            (a)  4            February 1, 1994
                 2/3/94            2/14/94
 4b(1)      (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                   2/18/81      Company, as Trustee (Midlantic National Bank,
                                                Successor Trustee) dated July 1, 1948, providing
                                                for 6% Debenture Bonds due 1998
 4b(2)      (l)  2c(8)        (c)  4c(8)        Indenture between PSE&G and The Chase Manhattan
                                   2/18/81      Bank (National Association), as Trustee, dated
                                                August 15, 1971, providing for 7 3/4% Debenture
                                                Bonds due 1996
 4b(3)      (b)  4            (b)  4            Indenture of Trust between PSE&G and The Chase
                 12/1/93           12/1/93      Manhattan Bank (National Association), as
                                                Trustee, providing for Secured Medium-Term Notes
                                                dated July 1, 1993
 9                                              Inapplicable
10a(1)      (c)  10c(1)       (c)  10c(1)       Directors' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(2)      (c)  10c(2)       (c)  10c(2)       Officers' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(3)      (c)  10c(3)       (c)  10c(3)       Supplemental Death Benefits Plan for officers
                 3/17/82           3/19/82
10a(4)      (c)  10c(4)       (c)  10c(4)       Description of additional retirement benefits
                 3/17/82           3/19/82      for certain officers
10a(5)(i)   (c)  10b(5)       (c)  10b(5)       Limited Supplemental Death Benefits and
                 3/31/83           4/8/83       Retirement Plan
10a(5)(ii)                                      Limited Supplemental Benefits Plan for Certain
                                                Employees
10a(6)(i)   (c)  10a(6)       (c)  10a(6)       Description of additional retirement benefits
                 3/10/87           4/16/87      for certain officers
10a(6)(ii)  (c)  10a(6)(1)    (c)  10a(6)(1)    Description of additional retirement benefits
                 3/30/90           3/30/90      for certain officers.
10a(6)(iii) (c)  10a(6)(2)    (c)  10a(6)(2)    Description of additional retirement benefits
                 3/30/92           4/27/92      for a certain officer.
10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(11)      (c)  10a(11)      Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Paul H. Way dated March
                 2/10/93           2/11/93      28, 1988

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
10a(12)     (c)  10a(13)      (c)  10a(13)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(13)     (c)  10a(15)      (c)  10a(15)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(14)                                         Letter agreement with Patricia A. Rado dated
                                                March 24, 1993
11                                              Inapplicable
12                                              Computation of Ratios of Earnings to Fixed
                                                Charges
13                                              Inapplicable
16                                              Inapplicable
18                                              Inapplicable
19                                              Inapplicable
21                                              Subsidiaries of Registrant
22                                              Inapplicable
23                                              Independent Auditors' Consent
24                                              Inapplicable
27                                              Inapplicable
28                                              Inapplicable

                                     PSE&G

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 3a(1)      (b)  3a           (b)  3a           Restated Certificate of Incorporation of PSE&G,
                 8/28/86           8/29/86      effective May 1, 1986
 3a(2)      (c)  3a(2)        (c)  3a(2)        Certificate of Amendment of Certificate of
                                   4/10/87      Restated Certificate of Incorporation of PSE&G
                                                filed February 18, 1987 with the State of New
                                                Jersey adopting limitations of liability
                                                provisions in accordance with an amendment to
                                                New Jersey Business Corporation Act
 3a(3)      (a)  3(a)3        (a)  3(a)3        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed June 17, 1992
                                                with the State of New Jersey establishing the
                                                7.44% Cumulative Preferred Stock ($100 Par) as a
                                                series of the Preferred Stock
 3a(4)      (a)  3(a)4        (a)  3(a)4        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed March 11, 1993
                                                with the State of New Jersey establishing the
                                                5.97% Cumulative Preferred Stock ($100 Par) as a
                                                series of Preferred Stock
 3a(5)      (a)  3(a)5        (a)  3(a)5        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed January 27, 1994
                                                with the State of New Jersey establishing the
                                                6.92% Cumulative Preferred Stock ($100 Par) and
                                                the 6.75% Cumulative Preferred Stock -- $25 Par
                                                as series of Preferred Stock
 3b         (c)  3b           (c)  3b           Copy of By-Laws of PSE&G, as in effect February
                                   4/11/88      16, 1988
 4a(1)      (f)  B-1          (c)  4b(1)        Indenture between PSE&G and Fidelity Union Trust
                                   2/18/81      Company, (now First Fidelity Bank, National
                                                Association), as Trustee, dated August 1, 1924,
                                                securing First and Refunding Mortgage Bonds
                                                Indentures between PSE&G and First Fidelity
                                                Bank, National Association, as Trustee,
                                                supplemental to Exhibit 4a(1), dated as follows:
 4a(2)      (i)  7(1a)        (c)  4b(2)        April 1, 1927
                                   2/18/81
 4a(3)      (k)  2b(3)        (c)  4b(3)        June 1, 1937
                                   2/18/81
 4a(4)      (k)  2b(4)        (c)  4b(4)        July 1, 1937
                                   2/18/81
 4a(5)      (k)  2b(5)        (c)  4b(5)        December 19, 1939
                                   2/18/81
 4a(6)      (g)  B-10         (c)  4b(6)        March 1, 1942
                                   2/18/81
 4a(7)      (k)  2b(7)        (c)  4b(7)        June 1, 1949
                                   2/18/81
 4a(8)      (k)  2b(8)        (c)  4b(8)        May 1, 1950
                                   2/18/81

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(9)      (k)  2b(9)        (c)  4b(9)        October 1, 1953
                                   2/18/81
 4a(10)     (k)  2b(10)       (c)  4b(10)       May 1, 1954
                                   2/18/81
 4a(11)     (j)  4b(16)       (c)  4b(11)       November 1, 1956
                                   2/18/81
 4a(12)     (k)  2b(12)       (c)  4b(12)       September 1, 1957
                                   2/18/81
 4a(13)     (k)  2b(13)       (c)  4b(13)       August 1, 1958
                                   2/18/81
 4a(14)     (k)  2b(14)       (c)  4b(14)       June 1, 1959
                                   2/18/81
 4a(15)     (k)  2b(15)       (c)  4b(15)       September 1, 1960
                                   2/18/81
 4a(16)     (k)  2b(16)       (c)  4b(16)       August 1, 1962
                                   2/18/81
 4a(17)     (k)  2b(17)       (c)  4b(17)       June 1, 1963
                                   2/18/81
 4a(18)     (k)  2b(18)       (c)  4b(18)       September 1, 1964
                                   2/18/81
 4a(19)     (k)  2b(19)       (c)  4b(19)       September 1, 1965
                                   2/18/81
 4a(20)     (k)  2b(20)       (c)  4b(20)       June 1, 1967
                                   2/18/81
 4a(21)     (k)  2b(21)       (c)  4b(21)       June 1, 1968
                                   2/18/81
 4a(22)     (k)  2b(22)       (c)  4b(22)       April 1, 1969
                                   2/18/81
 4a(23)     (k)  2b(23)       (c)  4b(23)       March 1, 1970
                                   2/18/81
 4a(24)     (k)  2b(24)       (c)  4b(24)       May 15, 1971
                                   2/18/81
 4a(25)     (k)  2b(25)       (c)  4b(25)       November 15, 1971
                                   2/18/81
 4a(26)     (k)  2b(26)       (c)  4b(26)       April 1, 1972
                                   2/18/81
 4a(27)     (a)  2            (c)  4b(27)       March 1, 1974
                 3/29/74           2/18/81
 4a(28)     (a)  2            (c)  4b(28)       October 1, 1974
                 10/11/74          2/18/81
 4a(29)     (a)  2            (c)  4b(29)       April 1, 1976
                 4/6/76            2/18/81
 4a(30)     (a)  2            (c)  4b(30)       September 1, 1976
                 9/16/76           2/18/81

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(31)     (k)  2b(31)       (c)  4b(31)       October 1, 1976
                                   2/18/81
 4a(32)     (a)  2            (c)  4b(32)       June 1, 1977
                 6/29/77           2/18/81
 4a(33)     (l)  2b(33)       (c)  4b(33)       September 1, 1977
                                   2/18/81
 4a(34)     (a)  2            (c)  4b(34)       November 1, 1978
                 11/21/78          2/18/81
 4a(35)     (a)  2            (c)  4b(35)       July 1, 1979
                 7/25/79           2/18/81
 4a(36)     (m)  2d(36)       (c)  4b(36)       September 1, 1979 (No. 1)
                                   2/18/81
 4a(37)     (m)  2d(37)       (c)  4b(37)       September 1, 1979 (No. 2)
                                   2/18/81
 4a(38)     (a)  2            (c)  4b(38)       November 1, 1979
                 12/3/79           2/18/81
 4a(39)     (a)  2            (c)  4b(39)       June 1, 1980
                 6/10/80           2/18/81
 4a(40)     (a)  2            (a)  2            August 1, 1981
                 8/19/81           8/19/81
 4a(41)     (b)  4e           (b)  4e           April 1, 1982
                 4/29/82           5/5/82
 4a(42)     (a)  2            (a)  2            September 1, 1982
                 9/17/82           9/20/82
 4a(43)     (a)  2            (a)  2            December 1, 1982
                 12/21/82          12/21/82
 4a(44)     (d)  4(ii)        (d)  4(ii)        June 1, 1983
                 7/26/83           7/27/83
 4a(45)     (a)  4            (a)  4            August 1, 1983
                 8/19/83           8/19/83
 4a(46)     (d)  4(ii)        (d)  4(ii)        July 1, 1984
                 8/14/84           8/17/84
 4a(47)     (d)  4(ii)        (d)  4(ii)        September 1, 1984
                 11/2/84           11/9/84
 4a(48)     (b)  4(ii)        (b)  4(ii)        November 1, 1984 (No. 1)
                 1/4/85            1/9/85
 4a(49)     (b)  4(ii)        (b)  4(ii)        November 1, 1984 (No. 2)
                 1/4/85            1/9/85
 4a(50)     (a)  2            (a)  2            July 1, 1985
                 8/2/85            8/2/85
 4a(51)     (c)  4a(51)       (c)  4a(51)       January 1, 1986
                 2/11/86           2/11/86
 4a(52)     (a)  2            (a)  2            March 1, 1986
                 3/28/86           3/28/86

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(53)     (a)  2(a)         (a)  2(a)         April 1, 1986 (No. 1)
                 5/1/86            5/1/86
 4a(54)     (a)  2(b)         (a)  2(b)         April 1, 1986 (No. 2)
                 5/1/86            5/1/86
 4a(55)     (p)  4a(55)       (p)  4a(55)       March 1, 1987
                 4/9/87            4/9/87
 4a(56)     (a)  4            (a)  4            July 1, 1987 (No. 1)
                 8/17/87           8/17/87
 4a(57)     (d)  4            (d)  4            July 1, 1987 (No. 2)
                 11/13/87          11/20/87
 4a(58)     (a)  4            (a)  4            May 1, 1988
                 5/17/88           5/18/88
 4a(59)     (a)  4            (a)  4            September 1, 1988
                 9/27/88           9/28/88
 4a(60)     (a)  4            (a)  4            July 1, 1989
                 7/25/89           7/26/89
 4a(61)     (a)  4            (a)  4            July 1, 1990 (No. 1)
                 7/25/90           7/26/90
 4a(62)     (a)  4            (a)  4            July 1, 1990 (No. 2)
                 7/25/90           7/26/90
 4a(63)     (a)  4            (a)  4            June 1, 1991 (No. 1)
                 7/1/91            7/2/91
 4a(64)     (a)  4            (a)  4            June 1, 1991 (No. 2)
                 7/1/91            7/2/91
 4a(65)     (a)  4            (a)  4            November 1, 1991 (No. 1)
                 12/2/91           12/3/91
 4a(66)     (a)  4            (a)  4            November 1, 1991 (No. 2)
                 12/2/91           12/3/91
 4a(67)     (a)  4            (a)  4            November 1, 1991 (No. 3)
                 12/2/91           12/3/91
 4a(68)     (a)  4            (a)  4            February 1, 1992 (No. 1)
                 2/27/92           2/28/92
 4a(69)     (a)  4            (a)  4            February 1, 1992 (No. 2)
                 2/27/92           2/28/92
 4a(70)     (a)  4            (a)  4            June 1, 1992 (No. 1)
                 6/17/92           6/11/92
 4a(71)     (a)  4            (a)  4            June 1, 1992 (No. 2)
                 6/17/92           6/11/92
 4a(72)     (a)  4            (a)  4            June 1, 1992 (No. 3)
                 6/17/92           6/11/92
 4a(73)     (a)  4            (a)  4            January 1, 1993 (No.1)
                 2/2/93            2/2/93
 4a(74)     (a)  4            (a)  4            January 1, 1993 (No. 2)
                 2/2/93            2/2/93

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(75)     (a)  4            (a)  4            March 1, 1993
                 3/17/93           3/18/93
 4a(76)     (b)  4            (a)  4            May 1, 1993
                 5/27/93           5/28/93
 4a(77)     (a)  4            (a)  4            May 1, 1993 (No. 2)
                 5/25/93           5/25/93
 4a(78)     (a)  4            (a)  4            May 1, 1993 (No. 3)
                 5/25/93           5/25/93
 4a(79)     (b)  4            (b)  4            July 1, 1993
                 12/1/93           12/1/93
 4a(80)     (a)  4            (a)  4            August 1, 1993
                 8/3/93            8/3/93
 4a(81)     (b)  4            (b)  4            September 1, 1993
                 12/1/93           12/1/93
 4a(82)     (a)  4            (a)  4            September 1, 1993 (No. 2)
                 12/1/93           12/1/93
 4a(83)     (b)  4            (b)  4            November 1, 1993
                 12/1/93           12/1/93
 4a(84)     (a)  4            (a)  4            February 1, 1994
                 2/3/94            2/14/94
 4b(1)      (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                   2/18/81      Company, as Trustee, (Midlantic National Bank,
                                                Successor Trustee) dated July 1, 1948, providing
                                                for 6% Debenture Bonds due 1998
 4b(2)      (l)  2c(8)        (c)  4c(8)        Indenture between PSE&G and the Chase Manhattan
                                   2/18/81      Bank (National Association), as Trustee, dated
                                                August 15, 1971, providing for 7 3/4% Debenture
                                                Bonds due 1996
 4b(3)      (b)  4            (b)  4            Indenture of Trust between the Company and The
                 12/1/93           12/1/93      Chase Manhattan Bank (National Association), as
                                                Trustee, providing for Secured Medium-Term Notes
                                                dated July 1, 1993
 9                                              Inapplicable
10a(1)      (c)  10c(1)       (c)  10c(1)       Directors' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(2)      (c)  10c(2)       (c)  10c(2)       Officers' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(3)      (c)  10c(3)       (c)  10c(3)       Supplemental Death Benefits Plan for officers
                 3/17/82           3/19/82
10a(4)      (c)  10c(4)       (c)  10c(4)       Description of additional retirement for certain
                 3/17/82           3/19/82      officers
10a(5)(i)   (c)  10b(5)       (c)  10b(5)       Limited Supplemental Death Benefits and
                 3/31/83           4/8/83       Retirement Plan
10a(5)(ii)                                      Limited Supplemental Benefits Plan for Certain
                                                Employees

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
10a(6)(i)   (c)  10a(6)       (c)  10a(6)       Description of additional retirement benefits
                 3/10/87           4/16/87      for certain officers
10a(6)(ii)  (c)  10a(6)(1)    (c)  10a(6)(1)    Description of additional retirement benefit for
                 3/30/90           3/30/90      certain officers.
10a(6)(iii) (c)  10a(6)(2)    (c)  10a(6)(2)    Description of additional retirement benefit for
                 3/30/92           4/27/92      a certain officer.
10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(9)       (c)  10a(9)       Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(10)      (c)  10a(10)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(12)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(13)                                         Letter agreement with Patricia A. Rado dated
                                                March 24, 1993.
11                                              Inapplicable
12(a)                                           Computation of Ratios of Earnings to Fixed
                                                Charges
12(b)                                           Computation of Ratios of Earnings to Fixed
                                                Charges Plus Preferred Stock Dividend
                                                Requirements
13                                              Inapplicable
16                                              Inapplicable
18                                              Inapplicable
19                                              Inapplicable
21                                              Inapplicable
22                                              Inapplicable
23                                              Independent Auditors' Consent
24                                              Inapplicable
27                                              Inapplicable
28                                              Inapplicable