Form 10-Q
period 1994-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1994-05-13
CIK 788784, 81033

=============================================================================

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                        Commission file number 1-9120

                Public Service Enterprise Group Incorporated
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                          22-2625848
- ----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


80 Park Plaza, P. O. Box 1171, Newark, New Jersey            07101-1171
- -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------
                        Commission file number 1-973


                  Public Service Electric and Gas Company
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                          22-1212800
- ----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

80 Park Plaza, P. O. Box 570, Newark, New Jersey             07101-0570
- -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code: 201 430-7000
                                                    ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x .  No     .
     ----      ----

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

             Class                        Outstanding at April 30, 1994
             -----                        -----------------------------
   Common Stock, without par value                244,697,930

     As of April 30, 1994 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

 =============================================================================

                             TABLE OF CONTENTS
                             -----------------

                                                                      -Page-
                                                                       ----
     PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements.

             Public Service Enterprise Group Incorporated (Enterprise):

               Consolidated Statements of Income for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................      5

               Consolidated Balance Sheets as of
                 March 31, 1994, 1993 and December 31, 1993 .......      6

               Consolidated Statements of Cash Flows for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................      8

               Consolidated Statements of Retained Earnings for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................      9

             Public Service Electric and Gas Company (PSE&G):

               Consolidated Statements of Income for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................     10

               Consolidated Balance Sheets as of
                 March 31, 1994, 1993 and December 31, 1993 .......     11

               Consolidated Statements of Cash Flows for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................     13

               Consolidated Statements of Retained Earnings for the
                 Three and Twelve Months Ended March 31,
                 1994 and 1993 ....................................     14

               Notes to Consolidated Financial Statements
                Enterprise ........................................     15

            Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations
                          Enterprise ..............................     26
                          PSE&G ...................................     41

     PART II.  OTHER INFORMATION

            Item 1.  Legal Proceedings ............................     43

            Item 4.  Submission of Matters to a Vote of
                      Security Holders ............................     44

            Item 5.  Other Information ............................     45

            Item 6.  Exhibits and Reports on Form 8-K .............     47

     Signatures - Public Service Enterprise Group Incorporated ....     48
     Signatures - Public Service Electric and Gas Company .........     48

                               GLOSSARY OF TERMS

     The following is a glossary of frequently used abbreviations or acronyms that are found through this report:

   Abbreviations
    or Acronyms                              Term
- -----------------------  --------------------------------------------------
AE Act.................  Atomic Energy Act of 1954, as amended
AFDC...................  Allowance for Funds used During Construction
AIT....................  Nuclear Regulatory Commission Augmented
                           Inspection Team
Bonds..................  First and Refunding Mortgage Bonds
BRC....................  New Jersey Board of Regulatory Commissioners
Capital................  PSEG Capital Corporation
CEA....................  Community Energy Alternatives Incorporated
CERCLA.................  Federal Comprehensive Environmental Response,
                           Compensation and Liability Act of 1980
DOE....................  United States Department of Energy
DRIP...................  Enterprise's Dividend Reinvestment and Stock
                           Purchase Plan
EBIT...................  Earnings before interest and taxes to interest
EDC....................  Energy Development Corporation
EDHI...................  Enterprise Diversified Holdings Incorporated
EITF...................  Financial Accounting Standards Board's
                           Emerging Issues Task Force
EGDC...................  Enterprise Group Development Corporation
EMF....................  Electric and Magnetic Fields
Enterprise.............  Public Service Enterprise Group Incorporated
EPA....................  United States Environmental Protection Agency
FASB...................  Financial Accounting Standards Board
FERC...................  Federal Energy Regulatory Commission
Fuelco.................  PSE&G Fuel Corporation
Funding................  Enterprise Capital Funding Corporation
HSCA...................  Commonwealth of Pennsylvania's Hazardous Sites
                           Cleanup Act
Hope Creek.............  Hope Creek Nuclear Generating Station
IRP....................  Integrated Electric Resource Plan
LEAC...................  Electric Levelized Energy Adjustment Clause
LGAC...................  Levelized Gas Adjustment Clause
MW.....................  Megawatts
MWH....................  Megawatthours
NEIL...................  Nuclear Electric Insurance Limited
NEPA...................  National (Federal) Energy Policy Act
NJDEPE.................  New Jersey Department of Environmental Protection and
                           Energy
NJGRT..................  New Jersey Gross Receipts and Franchise Tax
NJPDES.................  New Jersey Pollution Discharge Elimination System
NRC....................  Nuclear Regulatory Commission
NUGS...................  Nonutility generators
OPEB...................  Other Postemployment Benefits
Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
PECO...................  PECO Energy Inc.

                            GLOSSARY OF TERMS - (Concluded)

   Abbreviations
    or Acronyms                              Term
- -----------------------  -----------------------------------------------------
PJM....................  Pennsylvania--New Jersey--Maryland Interconnection
PSE&G..................  Public Service Electric and Gas Company
PSRC...................  Public Service Resources Corporation
Salem..................  Salem Nuclear Generating Station, Units 1 and 2
SEC....................  Securities and Exchange Commission
SFAS 106...............  Statement of Financial Accounting Standards No. 106,
                           "Employers' Accounting for Postretirement Benefits Other Than Pensions"
SFAS 107...............  Statement of Financial Accounting Standards No. 107,
                           "Disclosure about Fair Value of Financial Instru-
                           ments"
SFAS 115...............  Statement of Financial Accounting Standards No. 115,
                           "Accounting for Certain Investments in Debt and
                            Equity Securities"
Standard...............  The BRC's nuclear performance standard established for nuclear generating stations owned by New Jersey utilities
THI....................  Temperature Humidity Index Hours
USEC...................  United States Enrichment Corporation

                                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of March 31, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of Public Service Enterprise Group Incorporated, reflect all adjustments, consisting only of normal recurring accruals.

                                       CONSOLIDATED STATEMENTS OF INCOME
                                             (Thousands of Dollars)
                                                   Three Months Ended          Twelve Months Ended
                                                        March 31,                  March 31,
                                                  -----------------------  ------------------------
                                                     1994        1993         1994        1993
                                                 ----------- ------------  ----------  ------------
OPERATING REVENUES
  Electric .................................      $  888,310   $  872,168   $3,709,225   $3,459,930
  Gas ......................................         801,657      630,079    1,765,919    1,609,236
  Nonutility Activities ....................         104,430       92,461      430,104      369,873
                                                  ----------   ----------   ----------  -----------
       Total Operating Revenues ............       1,794,397    1,594,708    5,905,248    5,439,039
                                                  ----------   ----------   ----------  -----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and
      Net Interchanged Power ...............         167,201      186,561      697,776      766,523
    Gas Purchased and Materials
      for Gas Produced .....................         460,556      328,972    1,029,469      867,069
    Other  .................................         249,812      232,376    1,030,193      931,517
  Maintenance ..............................          76,475       57,323      323,555      292,440
  Depreciation and Amortization ............         155,545      147,588      608,221      634,168
  Property Impairment ......................            -            -          77,637         -
  Taxes
    Federal Income Taxes ...................         120,489      103,979      331,269      251,643
    New Jersey Gross Receipts Taxes ........         191,303      180,094      609,107      588,476
    Other ..................................          24,068       21,310       78,731       73,216
                                                  ----------   ----------   ----------  -----------
       Total Operating Expenses ............       1,445,449    1,258,203    4,785,958    4,405,052
                                                  ----------   ----------   ----------  -----------
OPERATING INCOME ...........................         348,948      336,505    1,119,290    1,033,987
                                                  ----------   ----------   ----------  -----------
OTHER INCOME
  Allowance for Funds Used During
   Construction - Equity ...................           1,788        2,638       11,415       13,064
  Peach Bottom Settlement - net of Federal
   Income Taxes, $0, $0, $0 and $(7,023)
   respectively ............................            -            -            -         (13,632)
  Miscellaneous - net ......................           1,155        2,175       (4,798)      27,140
                                                  ----------   ----------   ----------  -----------
       Total Other Income ..................           2,943        4,813        6,617       26,572
                                                  ----------   ----------   ----------  -----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK .............         351,891      341,318    1,125,907    1,060,559
                                                  ----------   ----------   ----------  -----------
INTEREST CHARGES
  Long-Term Debt ...........................         112,112      118,724      462,508      474,820
  Short-Term Debt ..........................           3,834        2,404       15,290       13,523
  Other ....................................           2,851        5,723       16,682       28,420
                                                  ----------   ----------   ----------  -----------
       Total Interest Charges ..............         118,797      126,851      494,480      516,763
Allowance for Funds Used During Construction
  - Debt and Capitalized Interest ..........          (7,313)      (4,359)     (23,787)     (17,468)
                                                  ----------   ----------   ----------  -----------
Net Interest Charges .......................         111,484      122,492      470,693      499,295
                                                  ----------   ----------   ----------  -----------
Preferred Stock Dividend Requirements -PSE&G          10,280        8,822       39,572       33,476
                                                  ----------   ----------   ----------  -----------
Income before cumulative effect of
 accounting change .........................         230,127      210,004      615,642      527,788
Cumulative effect of change in accounting
 for income taxes ..........................            -           5,414         -           5,414
                                                  ----------   ----------   ----------  -----------
NET INCOME .................................      $  230,127   $  215,418   $  615,642   $  533,202
                                                  ==========   ==========   ==========  ===========
SHARES OF COMMON STOCK OUTSTANDING
 End of Period .............................     244,697,930  240,771,790  244,697,930  240,771,790
 Average for Period ........................     243,776,766  236,918,796  242,354,605  234,126,820

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
Before cumulative effect of accounting
 change ....................................            $.94         $.89       $2.54        $2.26
Cumulative effect of change in accounting
 for income taxes ..........................            -             .02         -            .02
                                                  ----------   ----------   ----------  -----------
Total earnings per average share of common
 stock .....................................            $.94         $.91       $2.54        $2.28
                                                 ===========  ===========   ==========    =========
DIVIDENDS PAID PER SHARE OF COMMON STOCK ...            $.54         $.54       $2.16        $2.16
                                                 ===========  ===========   ==========    =========

See Notes to Consolidated Financial Statements.

                                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                           CONSOLIDATED BALANCE SHEETS
                                              (Thousands of Dollars)
                                                                                  March 31,         March 31,      December 31,
ASSETS                                                                              1994              1993            1993
- ------                                                                         ---------------   -------------  ----------------

UTILITY PLANT - Original cost
  Electric ...............................................................     $   11,993,662    $  11,617,697    $  11,920,894
  Gas ....................................................................          2,194,430        2,061,137        2,177,841
  Common .................................................................            519,449          479,099          520,285
                                                                               --------------    -------------    -------------
       Total .............................................................         14,707,541       14,157,933       14,619,020
Less Accumulated Depreciation and Amortization ...........................          4,874,555        4,489,731        4,772,942
                                                                               --------------    -------------    -------------
       Net ...............................................................          9,832,986        9,668,202        9,846,078
Nuclear Fuel in Service, net of accumulated amortization - $299,212;
 $251,094; and $284,162, respectively ....................................            198,130          226,651          205,237
                                                                               --------------    -------------    -------------
       Net Utility Plant in Service ......................................         10,031,116        9,894,853       10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
 $88,942; $72,933; and $98,780, respectively .............................            784,411          544,662          735,356
Plant Held for Future Use ................................................             17,847           22,253           17,709
                                                                               --------------    -------------    -------------
       Net Utility Plant .................................................         10,833,374       10,461,768       10,804,380
                                                                               --------------    -------------    -------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of valuation allowance - $16,648; $17,548;
    and $18,018, respectively ............................................          1,594,968        1,667,598        1,613,823
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation and amortization - $716,201, $667,964 and $695,791,
   respectively ..........................................................            522,644          497,601          506,047
  Real Estate Property and Equipment, net of accumulated depreciation -
    $11,684; $12,435 and $10,840, respectively ...........................            110,642          225,015          110,661
  Other Plant, net of accumulated depreciation
   and amortization - $3,928; $3,188 and $3,735, respectively ............             28,401           21,938           28,327
  Nuclear Decommissioning and Other Special Funds ........................            198,540          171,178          189,282
  Other Investments - net ................................................            125,244           80,833          120,711
                                                                               --------------    -------------    -------------
       Total Investments and Other Property ..............................          2,580,439        2,664,213        2,568,851
                                                                               --------------    -------------    -------------
CURRENT ASSETS
  Cash and Cash Equivalents ..............................................            324,541          774,557           46,880
  Accounts Receivable:
   Customer Accounts Receivable ..........................................            614,785          510,620          446,629
   Other Accounts Receivable .............................................            186,494          205,649          233,307
   Less: Allowance for Doubtful Accounts .................................             31,774           27,841           27,932
  Unbilled Revenues ......................................................            124,229          199,437          244,497
  Fuel, at average cost ..................................................            113,174          108,518          285,943
  Materials and Supplies, at average cost ................................            169,487          212,326          172,438
  Prepayments ............................................................             78,185           61,399           82,586
  Deferred Income Taxes ..................................................             14,834           (3,070)          12,934
                                                                               --------------    -------------     ------------
       Total Current Assets ..............................................          1,593,955        2,047,735        1,497,282
                                                                               --------------    -------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ............................................            101,300          118,158          105,536
  Oil and Gas Property Write-Down ........................................             45,098           50,252           46,386
  Unamortized Debt Expense ...............................................            118,078           62,940          121,278
  Deferred OPEB Costs (note 6) ...........................................            140,770           55,435           58,593
  Under(Over)Recovered Electric Energy and Gas Costs - net ...............            120,204          (74,891)          62,034
  Unrecovered Environmental Costs (note 5) ...............................            135,421          104,662          138,531
  Unrecovered Plant and Regulatory Study Costs ...........................             35,182           23,288           35,196
  Deferred Decontamination and Decommissioning Costs (note 5) ............             61,108             -              56,055
  Unrecovered SFAS 109 Deferred Income Taxes .............................            789,881          708,541          789,795
  Other ..................................................................             18,908           10,184           21,247
                                                                               --------------    -------------     ------------
       Total Deferred Debits .............................................          1,565,950        1,058,569        1,434,651
                                                                               --------------    -------------     ------------
       Total .............................................................     $   16,573,718    $  16,232,285     $ 16,305,164
                                                                               ==============    =============     ============

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                                  CONSOLIDATED BALANCE SHEETS
                                                     (Thousands of Dollars)

                                                                                March 31,        March 31,      December 31,
CAPITALIZATION AND LIABILITIES                                                    1994             1993              1993
- ------------------------------                                               --------------    ------------   ----------------
CAPITALIZATION
  Common Equity
    Common Stock ........................................................    $    3,801,157    $  3,674,211     $  3,772,662
    Retained Earnings ...................................................         1,458,357       1,368,695        1,361,018
                                                                             --------------    ------------     ------------
       Total Common Equity ..............................................         5,259,514       5,042,906        5,133,680
Subsidiaries' Securities and Obligations
  Preferred Stock
    Without Mandatory Redemption (note 2) ...............................           459,994         429,994          429,994
    With Mandatory Redemption ...........................................           150,000         150,000          150,000
  Long-Term Debt (note 4) ...............................................         5,599,071       5,043,883        5,256,321
  Capital Lease Obligations .............................................            52,375          52,967           52,530
                                                                             --------------    ------------     ------------
       Total Capitalization .............................................        11,520,954      10,719,750       11,022,525
                                                                             --------------    ------------     ------------

OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 5) ....................            61,108           -               56,055
  Unrecovered Environmental Costs (note 5) ..............................           112,851          91,688          111,000
                                                                             --------------    ------------     ------------
       Total Other Long-Term Liabilities                                            173,959          91,688          167,055
                                                                             --------------    ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ......           128,561         675,659          168,638
  Commercial Paper and Loans ............................................           118,502         264,904          577,636
  Accounts Payable ......................................................           385,034         323,179          557,761
  New Jersey Gross Receipts Taxes Accrued ...............................           454,482         735,165          263,357
  Other Taxes Accrued ...................................................           130,695         112,040           39,610
  Interest Accrued ......................................................           129,176         138,761          107,027
  Other .................................................................           163,373         145,149          157,751
                                                                             --------------    ------------     ------------
       Total Current Liabilities ........................................         1,509,823       2,394,857        1,871,780
                                                                             --------------    ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .....................................         2,742,076       2,445,625        2,702,386
  Accumulated Deferred Investment Tax Credits ...........................           427,852         447,299          432,713
  Deferred OPEB Costs (note 6) ..........................................           140,770          55,435           58,593
  Materials and Supplies ................................................             9,819          20,975           11,847
  Other .................................................................            48,465          56,656           38,265
                                                                             --------------    ------------     ------------
       Total Deferred Credits ...........................................         3,368,982       3,025,990        3,243,804
                                                                             --------------    ------------     ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 5)

       Total ............................................................    $   16,573,718    $ 16,232,285     $ 16,305,164
                                                                             ==============    ============     ============

                                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Thousands of Dollars)
                                                                  Three Months Ended      Twelve Months Ended
                                                                       March 31,               March 31,
                                                                ----------------------  -----------------------
                                                                   1994        1993         1994        1993
                                                                ----------  ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .........................................          $  230,127  $  215,418  $  615,642   $  533,202
  Adjustments to reconcile net income
   to net cash flows from operating activities:
    Depreciation and Amortization ....................             155,545     147,588     608,221      634,168
    Amortization of Nuclear Fuel .....................              23,574      27,237      99,055       95,952
    (Deferral) Recovery of Electric Energy and Gas
     Costs - net .....................................             (58,170)    (47,845)   (195,095)      37,711
    Loss from Property Impairments ...................                -           -         77,637         -
    Cumulative Effect of Change in Accounting
     for Income Taxes ................................                -         (5,414)       -          (5,414)
    Amortization of Discounts on Property
     Abandonments and Disallowance ...................              (1,767)     (2,177)     (7,391)     (10,805)
    Unrealized Losses (Gains) on Investments .........                 750      (1,928)     (6,016)     (16,719)
    Provision for Deferred Income Taxes - net ........              45,246      35,561     178,091       82,705
    Investment Tax Credits - net .....................              (4,861)      2,931     (19,447)     (12,625)
    Allowance for Funds Used During Construction -
     Debt and Equity and Capitalized Interest ........              (9,101)     (6,997)    (35,202)     (30,532)
    Proceeds from Leasing Activities .................             (12,698)     (5,446)      7,528       24,509
  Changes in certain current assets and liabilities:
      Net decrease (increase) in Accounts Receivable
       and Unbilled Revenues .........................               2,767     (56,066)     (5,869)     (17,520)
      Net decrease in Inventory - Fuel and
       Materials and Supplies ........................             175,720     153,975      38,183        3,619
      Net (decrease) increase in Accounts Payable ....            (172,727)   (150,798)     61,855      (36,107)
      Net increase (decrease) in Accrued Taxes .......             282,210     250,319    (262,028)      20,895
      Net change in Other Current Assets and
       Liabilities ...................................              30,272      34,604     (19,911)     (23,684)
  Other ..............................................              16,556      15,841     (30,947)      (5,569)
                                                                 ---------   ---------  ----------   ----------
        Net cash provided by operating activities ....             703,443     606,803   1,104,306    1,273,786
                                                                 ---------   ---------  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC .........            (167,682)   (125,799)   (905,177)    (764,978)
  Additions to Oil and Gas Property, Plant and
   Equipment, excluding Capitalized Interest .........             (37,064)    (12,564)   (112,468)     (39,041)
  Net decrease (increase) in Long-Term Investments and
   Real Estate ........................................             20,737     (22,883)     97,648      (81,772)
  Increase in Decommissioning and Other Special Funds,
   excluding interest ................................              (5,808)    (34,310)    (17,006)     (42,664)
  Cost of Plant Removal - net ........................              (7,708)     (8,768)    (46,731)     (40,904)
  Other ..............................................                (548)       (842)     (2,013)      (2,168)
                                                                 ---------   ---------  ----------   ----------
        Net cash used in investing activities ........            (198,073)   (205,166)   (985,747)    (971,527)
                                                                 ---------   ---------  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Short-Term Debt ....................            (459,134)   (127,078)   (146,402)     (43,903)
  Issuance of Long-Term Debt .........................             400,000     560,000   1,977,700    1,190,000
  Redemption of Long-Term Debt and Other Obligations .             (97,482)   (211,245) (1,970,202)  (1,092,114)
  Amortization (Deferral) of Debt Expense - net ......               3,200        (806)    (55,138)     (10,815)
  Issuance of Preferred Stock ........................              75,000      75,000      75,000      150,000
  Redemption of Preferred Stock ......................             (45,000)       -        (45,000)        -
  Issuance of Common Stock ...........................              28,495     175,028     126,946      274,384
  Cash Dividends Paid on Common Stock  ...............            (131,660)   (129,609)   (523,622)    (507,580)
  Other ..............................................              (1,128)        (44)     (7,857)         743
                                                                 ---------   ---------  -----------  ----------
        Net cash (used in) provided by  financing
          activities .................................            (227,709)    341,246    (568,575)     (39,285)
                                                                 ---------   ---------  ----------   ----------
Net increase (decrease) in Cash and Cash Equivalents .             277,661     742,883    (450,016)     262,974
Cash and Cash Equivalents at Beginning of Period .....              46,880      31,674     774,557      511,583
                                                                 ---------   ---------  ----------   ----------
Cash and Cash Equivalents at End of Period ...........           $ 324,541   $ 774,557  $  324,541   $  774,557
                                                                 =========   =========  ==========   ==========
Income Taxes Paid ....................................           $   3,330   $   7,918  $  135,584   $  149,144
Interest Paid ........................................           $  89,350   $  90,182  $  458,124   $  486,142

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                     (Thousands of Dollars)


                                                Three Months Ended                Twelve Months Ended
                                                     March 31,                        March 31,
                                               -----------------------       -------------------------------
                                                  1994         1993              1994               1993
                                               ----------   ----------       -----------          ----------
Balance at Beginning of Period ...........     $1,361,018   $1,282,931        $1,368,695          $1,342,845
Add Net Income ...........................        230,127      215,418           615,642             533,202
                                               ----------   ----------        ----------          ----------
     Total ...............................      1,591,145    1,498,349         1,984,337           1,876,047
                                               ----------   ----------        ----------          ----------



Deduct
Cash Dividends on Common Stock ...........        131,660      129,609           523,622             507,580
Capital Stock Expenses ...................          1,128           45             2,358                (228)
                                               ----------   ----------        ----------          ----------
     Total Deductions ....................        132,788      129,654           525,980             507,352
                                               ----------   ----------        ----------          ----------
Balance at End of Period .................     $1,458,357   $1,368,695        $1,458,357          $1,368,695
                                               ==========   ==========        ==========          ==========

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of March 31, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of Public Service Electric and Gas Company, reflect all adjustments, consisting only of normal recurring accruals.

                                       CONSOLIDATED STATEMENTS OF INCOME
                                             (Thousands of Dollars)
                                                 Three Months Ended           Twelve Months Ended
                                                     March 31,                     March 31,
                                             ------------------------      -----------------------
                                                1994          1993            1994        1993
                                             ----------     ---------      ----------  -----------
OPERATING REVENUES
  Electric ..............................    $  888,310     $  872,168     $3,709,225   $3,459,930
  Gas ...................................       801,657        630,079      1,765,919    1,609,236
                                             ----------     ----------     ----------   ----------
       Total Operating Revenues .........     1,689,967      1,502,247      5,475,144    5,069,166
                                             ----------     ----------     ----------   ----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation
       and Net Interchanged Power .......       167,201        186,561        697,776      766,523
    Gas Purchased and Materials for
       Gas Produced .....................       465,140        336,062      1,048,948      907,873
    Other ...............................       214,980        202,488        893,435      818,734
  Maintenance ...........................        76,475         57,323        323,555      292,440
  Depreciation and Amortization .........       134,311        124,206        519,311      541,990
  Taxes
    Federal Income Taxes ................       113,429        100,654        321,565      228,010
    New Jersey Gross Receipts Taxes .....       191,303        180,094        609,107      588,476
    Other ...............................        22,115         20,125         69,583       66,777
                                             ----------     ----------     ----------  -----------
       Total Operating Expenses .........     1,384,954      1,207,513      4,483,280    4,210,823
                                             ----------     ----------     ----------   ----------
OPERATING INCOME ........................       305,013        294,734        991,864      858,343
                                             ----------     ----------     ----------   ----------
OTHER INCOME
  Allowance for Funds Used During
     Construction - Equity ..............         1,788          2,638         11,415       13,064
  Peach Bottom Settlement - net of Federal
     Income Taxes, $0, $0, $0,
     and $(7,023), respectively .........          -              -              -         (13,632)
  Miscellaneous - net ...................         1,153          2,224         (4,912)      26,894
                                             ----------     ----------     ----------   ----------
       Total Other Income ...............         2,941          4,862          6,503       26,326
                                             ----------     ----------     ----------   ----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK ..........       307,954        299,596        998,367      884,669
                                             ----------     ----------     ----------   ----------
INTEREST CHARGES
  Long-Term Debt ........................        88,327         91,991        360,588      364,571
  Short-Term Debt .......................         2,259            528          8,145        5,637
  Other .................................         1,286          5,715         14,861       26,753
                                             ----------     ----------     ----------   ----------
       Total Interest Charges ...........        91,872         98,234        383,594      396,961
Allowance for Funds Used During
  Construction - Debt ...................        (5,357)        (3,042)       (17,130)     (12,836)
                                             ----------     ----------     ----------   ----------
Net Interest Charges ....................        86,515         95,192        366,464      384,125
                                             ----------     ----------     ----------   ----------
NET INCOME ..............................       221,439        204,404        631,903      500,544
                                             ----------     ----------     ----------   ----------
Preferred Stock Dividend Requirements ...        10,280          8,822         39,572       33,476
                                             ----------     ----------     ----------  -----------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED .........    $  211,159     $  195,582     $  592,331   $  467,068
                                             ==========     ==========     ==========  ===========

See Notes to Consolidated Financial Statements.

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                            CONSOLIDATED BALANCE SHEETS
                                              (Thousands of Dollars)
                                                                                 March 31,      March 31,        December 31,
ASSETS                                                                             1994           1993              1993
- ------                                                                       --------------  --------------    ----------------

UTILITY PLANT - Original cost
  Electric .............................................................       $ 11,993,662    $ 11,617,697       $ 11,920,894
  Gas ..................................................................          2,194,430       2,061,137          2,177,841
  Common ...............................................................            519,449         479,099            520,285
                                                                               ------------    ------------       ------------
       Total ...........................................................         14,707,541      14,157,933         14,619,020
Less Accumulated Depreciation and Amortization .........................          4,874,555       4,489,731          4,772,942
                                                                               ------------    ------------       ------------
       Net .............................................................          9,832,986       9,668,202          9,846,078
  Nuclear Fuel in Service, net of accumulated amortization -
  $299,212; $251,094; $284,162, respectively ...........................            198,130         226,651            205,237
                                                                               ------------    ------------       ------------
       Net Utility Plant in Service ....................................         10,031,116       9,894,853         10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
  $88,942; $72,933; $98,780, respectively ..............................            784,411         544,662            735,356
Plant Held for Future Use ..............................................             17,847          22,253             17,709
                                                                               ------------    ------------       ------------
       Net Utility Plant ...............................................         10,833,374      10,461,768         10,804,380
                                                                               ------------    ------------       ------------
INVESTMENTS AND OTHER PROPERTY
  Other Plant, net of accumulated depreciation and amortization -
  $1,942; $649; $872, respectively .....................................            26,344           20,091             26,369
  Nuclear Decommissioning and Other Special Funds (note 1) .............           198,540          171,178            189,282
  Other Investments - net ..............................................           127,038           86,593            116,554
                                                                               ------------    ------------       ------------
  Total Investments and Other Property .................................           351,922          277,862            332,205
                                                                               ------------    ------------       ------------
CURRENT ASSETS
  Cash and Cash Equivalents ............................................            281,726         759,904             17,673
  Accounts Receivable:
   Customer Accounts Receivable ........................................            614,785         510,620            446,629
   Other Accounts Receivable ...........................................            122,438         134,907            163,663
   Less: Allowance for Doubtful Accounts ...............................             31,774          27,841             27,932
  Unbilled Revenues ....................................................            124,229         199,437            244,497
  Fuel, at average cost ................................................            113,174         108,518            285,943
  Materials and Supplies, at average cost ..............................            168,166         210,975            170,910
  Prepayments ..........................................................             72,292          57,637             78,480
  Deferred Income Taxes ................................................             14,834          (3,070)            12,934
                                                                               ------------    ------------       ------------
       Total Current Assets ............................................          1,479,870       1,957,227          1,392,797
                                                                               ------------    ------------       ------------
DEFERRED DEBITS
  Property Abandonments - net ..........................................            101,300         118,158            105,536
  Oil and Gas Property Write-Down ......................................             45,098          50,252             46,386
  Unamortized Debt Expense .............................................            114,320          60,049            117,057
  Deferred OPEB Costs (note 6) .........................................            140,770          55,435             58,593
  Under(Over)Recovered Electric Energy and Gas Costs - net .............            120,204         (74,891)            62,034
  Unrecovered Environmental Costs (note 5) .............................            135,421         104,662            138,531
  Unrecovered Plant and Regulatory Study Costs .........................             35,182          23,288             35,196
  Deferred Decontamination and Decommissioning Costs (note 5) ..........             61,108             -               56,055
  Unrecovered SFAS 109 Deferred Income Taxes ...........................            789,881         708,541            789,795
  Other ................................................................             18,908          10,153             21,241
                                                                               ------------    ------------       ------------
       Total Deferred Debits ...........................................          1,562,192       1,055,647          1,430,424
                                                                               ------------    ------------       ------------
       Total ...........................................................       $ 14,227,358    $ 13,752,504       $ 13,959,806
                                                                               ============    ============       ============

See Notes to Consolidated Financial Statements.

                                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                            CONSOLIDATED BALANCE SHEETS
                                              (Thousands of Dollars)
                                                                                March 31,       March 31,       December 31,
CAPITALIZATION AND LIABILITIES                                                    1994            1993              1993
- ------------------------------                                               ------------     ------------      ------------
CAPITALIZATION
  Common Equity
    Common Stock ........................................................    $  2,563,003     $  2,563,003      $  2,563,003
    Contributed Capital by Enterprise ...................................         534,395          534,395           534,395
    Retained Earnings ...................................................       1,261,863        1,173,840         1,180,532
                                                                             ------------     ------------      ------------
       Total Common Equity ..............................................       4,359 261        4,271,238         4,277,930
Preferred Stock Without Mandatory Redemption (note 2) ...................         459,994          429,994           429,994
Preferred Stock With Mandatory Redemption ...............................         150,000          150,000           150,000
Long-Term Debt (note 4)..................................................       4,759,090        4,041,388         4,364,437
Capital Lease Obligations ...............................................          52,375           52,967            52,530
                                                                             ------------     ------------      ------------
       Total Capitalization .............................................       9,780,720        8,945,587         9,274,891
                                                                             ------------     ------------      ------------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 5) ....................          61,108            -                56,055
  Unrecovered Environmental Costs (note 5) ..............................         112,851           91,688           111,000
                                                                             ------------      -----------      ------------
       Total Other Long-Term Liabilities                                          173,959           91,688           167,055
                                                                             ------------      -----------      ------------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ......             791          534,771            62,274
  Commercial Paper and Loans ............................................         101,961          114,814           532,728
  Accounts Payable ......................................................         351,662          291,278           519,296
  Accounts Payable-Associated Companies .................................          90,542           80,814             5,674
  New Jersey Gross Receipts Taxes Accrued ...............................         454,482          735,165           263,357
  Other Taxes Accrued ...................................................          36,676           30,812            33,710
  Interest Accrued ......................................................         100,559          112,759            96,257
  Other .................................................................         132,003          120,311           122,924
                                                                             ------------     ------------      ------------
       Total Current Liabilities ........................................       1,268 676        2,020,724         1,636,220
                                                                             ------------     ------------      ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .....................................       2,405,337        2,150,576         2,368,778
  Accumulated Deferred Investment Tax Credits ...........................         404,327          422,735           408,929
  Deferred OPEB Costs (note 6).........................................           140,770           55,435            58,593
  Materials and Supplies ................................................           9,819           20,975            11,847
  Other .................................................................          43,750           44,784            33,493
                                                                             ------------     ------------      ------------
       Total Deferred Credits ...........................................       3,004,003        2,694,505         2,881,640
                                                                             ------------     ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 5)

       Total ............................................................    $ 14,227,358     $ 13,752,504      $ 13,959,806
                                                                             ============     ============      ============

                                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of Dollars)
                                                                                 Three Months Ended         Twelve Months Ended
                                                                                      March 31,                  March 31,
                                                                              -------------------------   -----------------------
                                                                                   1994        1993          1994         1993
                                                                              ------------  -----------   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...............................................................  $   221,439   $   204,404   $   631,903  $  500,544
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ..........................................      134,311       124,206       519,311     541,990
    Amortization of Nuclear Fuel ...........................................       23,574        27,237        99,055      95,952
    (Deferral) Recovery of Electric Energy and Gas Costs - net .............      (58,170)      (47,845)     (195,095)     37,711
    Amortization of Discounts on Property Abandonments and Disallowance ....       (1,767)       (2,177)       (7,391)    (10,805)
    Provision for Deferred Income Taxes - net ..............................       36,473        38,920       173,421      60,507
    Investment Tax Credits - net ...........................................       (4,602)       (4,602)      (18,408)    (19,089)
    Allowance for Funds Used During Construction - Debt and Equity .........       (7,145)       (5,680)      (28,545)    (25,900)
    Changes in certain current assets and liabilities:
      Net decrease (increase) in Accounts Receivable and Unbilled Revenues .       (2,821)      (69,219)      (12,555)     12,607
      Net decrease (increase) in Inventory - Fuel and Materials and
       Supplies.............................................................      175,513       154,280        38,153       4,124
      Net (decrease) increase in Accounts Payable ..........................      (82,766)      (81,004)       70,112     (40,518)
      Net increase (decrease) in Accrued Taxes .............................      194,091       182,791      (274,819)     23,733
      Net change in Other Current Assets and Liabilities ...................       17,669        17,662       (26,927)    (36,109)
    Other ..................................................................       15,560         3,205       (37,954)    (19,656)
                                                                              -----------   -----------   -----------   ---------
        Net cash provided by operating activities ..........................      661,359       542,178       930,261   1,125,091
                                                                              -----------   -----------   -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC ...............................     (167,682)     (125,799)     (905,177)   (764,978)
  Net increase in Long-Term Investments ....................................      (10,484)       (9,650)      (40,445)    (27,050)
  Increase in Decommissioning and Other Special Funds, excluding
   interest ................................................................       (5,808)      (34,310)      (17,006)    (42,664)
  Cost of Plant Removal - net ..............................................       (7,708)       (8,768)      (46,731)    (40,904)
  Other ....................................................................         (501)         (270)       (1,207)       (299)
                                                                              -----------   -----------    ----------   ---------
        Net cash used in investing activities ..............................     (192,183)     (178,797)   (1,010,566)   (875,895)
                                                                              -----------   -----------   -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Short-Term Debt ..........................................     (430,767)     (142,722)      (12,853)    (15,365)
  Issuance of Long-Term Debt ...............................................      400,000       500,000     1,872,700   1,100,000
  Redemption of Long-Term Debt and Other Obligations .......................      (66,985)      (94,328)   (1,689,570)   (949,603)
  Amortization (Deferral) of Debt Expense - net ............................        2,737        (1,125)      (54,271)    (11,718)
  Issuance of Preferred Stock ..............................................       75,000        75,000        75,000     150,000
  Redemption of Preferred Stock ............................................      (45,000)         -          (45,000)       -
  Contributed Capital by Enterprise ........................................                    174,670                   271,570
  Cash Dividends Paid ......................................................     (138,980)     (127,822)     (542,472)   (513,476)
  Other ....................................................................       (1,128)         (476)       (1,407)       (888)
                                                                              -----------   -----------   -----------  ----------
        Net cash (used in) provided by financing activities ................     (205,123)      383,197      (397,873)     30,520
                                                                              -----------   -----------   -----------  ----------
Net increase (decrease) in Cash and Cash Equivalents .......................      264,053       746,578      (478,178)    279,716
Cash and Cash Equivalents at Beginning of Period ...........................       17,673        13,326       759,904     480,188
                                                                              -----------   -----------   -----------  ----------
Cash and Cash Equivalents at End of Period .................................  $   281,726   $   759,904   $   281,726  $  759,904
                                                                              ===========   ===========   ===========  ==========
Income Taxes Paid ..........................................................  $       586   $     9,389   $   164,066  $  210,891
Interest Paid ..............................................................  $    81,273   $    77,563   $   360,330  $  368,497

See Notes to Consolidated Financial Statements.

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                    CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                               (Thousands of Dollars)


                                                  Three Months Ended              Twelve Months Ended
                                                        March 31,                       March 31,
                                                -----------------------      ------------------------------
                                                  1994          1993             1994               1993
                                              -----------   -----------      -----------        -----------
   Balance at Beginning of Period ........    $ 1,180,532   $ 1,097,734      $ 1,173,840        $ 1,187,660
   Add Net Income ........................        221,439       204,404          631,903            500,544
                                              -----------   -----------      -----------        -----------
       Total .............................      1,401,971     1,302,138        1,805,743          1,688,204
                                              -----------   -----------      -----------        -----------
   Deduct:
   Cash Dividends
     Preferred Stock, at required rates ..         10,280         8,822           39,572             33,476
     Common Stock ........................        128,700       119,000          502,900            480,000
   Capital Stock Expenses ................          1,128           476            1,408                888
                                               ----------    ----------       ----------         ----------
       Total Deductions ..................        140,108       128,298          543,880            514,364
                                               ----------    ----------       ----------         ----------

   Balance at End of Period ..............    $ 1,261,863   $ 1,173,840      $ 1,261,863        $ 1,173,840
                                              ===========   ===========      ===========        ===========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   LEVELIZED GAS ADJUSTMENT CLAUSE

     On December 8, 1993, the BRC approved an interim Levelized Gas Adjustment Clause (LGAC) settlement which provides for an increase of $75.3 million for the approximate ten-month period ending September 30, 1994. The LGAC increase principally reflects recent increases in the cost of natural gas. On April 8, 1994, PSE&G, the BRC Staff and Public Advocate of New Jersey entered into a Stipulation which made the interim LGAC final. This Stipulation was approved by the BRC on April 25, 1994.

NOTE 2.   PREFERRED STOCK

     In February 1994, PSE&G issued and sold 600,000 shares of its 6.92% Cumulative Preferred Stock ($100 Par) which may not be redeemed before February 1, 2004 and 600,000 shares of its 6.75% Cumulative Preferred Stock - $25 Par which may not be redeemed before February 1, 1999. The net proceeds from the sale of the 6.92% Cumulative Preferred Stock ($100 Par) were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were primarily used to fund a portion of its construction expenditures. The net proceeds from the sale of the 6.75% Cumulative Preferred Stock - $25 Par were used by PSE&G to redeem the 150,000 shares outstanding of its 8.08% Cumulative Preferred Stock ($100
Par) on March 1, 1994. In addition, PSE&G redeemed on March 1, 1994 all of the 300,000 shares of its 8.16% Cumulative Preferred Stock ($100 Par).

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.   COMMON STOCK

     As of March 31, 1994 and December 31, 1993, 244,697,930 shares and 243,688,256 shares, respectively, of Enterprise Common Stock (Common Stock) were outstanding. This increase was due to the issuance of an aggregate 1,009,674 shares for $28 million through Enterprise's Dividend Reinvestment and Stock Purchase Plan (DRIP) and Employee Stock Purchase Plan.

NOTE 4.   LONG-TERM DEBT

     Enterprise's long-term debt aggregated $5.6 billion as of March 31, 1994, of which $4.8 billion was attributable to PSE&G and $800 million to EDHI, the parent of Enterprise's nonutility businesses.

     On February 10, 1994, the Pollution Control Financing Authority of Salem County New Jersey issued and sold on behalf of PSE&G $50 million principal amount of its 5.45% Pollution Control Revenue Bonds, 1994 Series A (Public Service Electric and Gas Company Project) (New Authority Bonds). The New Authority Bonds are serviced and secured by an equal principal amount of PSE&G's Pollution Control Series O Bonds.

     On March 1, 1994, PSE&G redeemed all of its First and Refunding Mortgage Bonds (Bonds) $60 million principal amount 4-5/8% Series due 1994. On March 15, 1994, PSE&G issued the following series of its Bonds: $175 million principal amount 7-3/8% Series TT due 2014 and $175 million principal amount 6-3/4% Series UU due 2006.

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR PERFORMANCE STANDARD

     The BRC has established a nuclear performance standard (Standard) for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem -- 42.59%; Hope Creek -- 95%; and Peach Bottom -- 42.49%. PSE&G operates
Salem and Hope Creek, while Peach Bottom is operated by PECO Energy Inc., formerly Philadelphia Electric Company, (PECO).

     The penalty/reward under the Standard is a percentage of replacement power costs. (See table below.) The Standard provides that the penalties will be calculated to the edge of each capacity factor range. For example, a 30% penalty applies to replacement power costs incurred in the 55% to 65% range and a 40% penalty applies to replacement power costs in the 45% to 55% range.

              CAPACITY FACTOR RANGE                         REWARD     PENALTY
    ------------------------------------------------------  ------     -------
    Equal to or greater than 75%...........................    30%        --
    Equal to or greater than 65% and less than 75%.........   None        None
    Equal to or greater than 55% and less than 65%.........   --           30%
    Equal to or greater than 45% and less than 55%.........   --           40%
    Equal to or greater than 40% and less than 45%.........   --           50%
    Below 40%..............................................     BRC Intervenes

     Under the Standard, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the Standard does not specifically have a gross negligence provision, the BRC has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the Standard. During 1993, the five nuclear units in which PSE&G has an ownership

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR PERFORMANCE STANDARD (Concluded)

interest aggregated a 77% combined capacity factor. In accordance with the Standard, PSE&G's combined capacity factor exceeded the 75% reward threshold, entitling PSE&G to a reward of approximately $3.9 million. PSE&G is expected to petition the BRC to recover this reward through the Electric Levelized Energy Adjustment Clause (LEAC) commencing October 1, 1994. PSE&G expects that the 1994 capacity factor under the Standard will exceed 65%, although no assurances can be given.

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                      PSE&G
                                                                     MAXIMUM
                                                                   ASSESSMENTS
                                                        TOTAL         FOR A
                                                        SITE          SINGLE
    TYPE AND SOURCE OF COVERAGES                      COVERAGES      INCIDENT
- -------------------------------------------------------------------  ---------     ----------
                                                       (MILLIONS OF DOLLARS)
Public Liability:
  American Nuclear Insurers........................  $  200.0        $   --
  Indemnity(A).....................................   9,116.6         210.2
                                                     ---------     ----------
                                                     $9,316.6 (B)    $210.2
                                                     ---------     ----------
Nuclear Worker Liability:
  American Nuclear Insurers(C).....................  $  200.0        $  8.2
                                                     ---------     ----------
Property Damage:
  Nuclear Mutual Limited(D)........................  $  500.0        $ 17.6
  American Nuclear Insurers........................     765.0 (E)        --
  Nuclear Electric Insurance Ltd. (NEIL I).........      85.0 (F)        --
  Nuclear Electric Insurance Ltd. (NEIL II)........   1,400.0 (G)      10.9(H)
                                                     ---------     ----------
                                                     $2,750.0        $ 28.5
                                                     ---------     ----------
Replacement Power:
  Nuclear Electric Insurance Ltd...................  $    3.5 (I)    $ 11.3

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS (Continued)

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

(D) PSE&G has examined the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force's (EITF) Issue 93-14, "Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises", and has determined that the potential insurance premium recovery is not material.

(E)  Includes $100 million sublimit for premature decommissioning costs.

(F)  New policy effective January 1, 1994.

(G)  Includes up to $250 million for premature decommissioning costs.

(H) In the event of a second industry loss triggering NEIL coverage, the maximum retrospective premium assessment can increase to $23.4 million.

(I) Weekly indemnity for 52 weeks which commences after the first 21 weeks of an outage. Beyond the first 52 weeks of coverage indemnity of $2.3 million per week for 104 weeks is afforded. Total coverage amounts to $425.9 million over three years.

     Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.3 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price-Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 million per reactor per incident, payable at $10 million per reactor

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS (Concluded)

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

     PSE&G purchases all property insurance available, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Under the terms of the various insurance agreements, PSE&G could be subject to a maximum retrospective assessment for a single incident of up to $28.5 million. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the Nuclear Regulatory Commission (NRC) suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

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

PSE&G URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

     In accordance with the National Energy Policy Act (NEPA), domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of enrichment services from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation (USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected.
Under this legislation, the nuclear facilities operated by PSE&G, Salem and Hope Creek, aggregate 3.09% of the total amount of enrichment services sold to the domestic commercial nuclear industry and the nuclear facilities operated by PECO, Peach Bottom and other nuclear facilities not co-owned by PSE&G,

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

PSE&G URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND (Concluded)

aggregate 3.95%. In 1993, PSE&G paid approximately $4 million and deferred the balance of $56 million. Due to subsequent adjustments to the 1993 fiscal year amount and adjustment for inflation, PSE&G has deferred, at April 30, 1994, a balance of $61 million. While PSE&G expects to recover such deferred amounts in its LEAC commencing October 1, 1994, it cannot predict the outcome, amount or timing of any recovery associated with this matter.

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

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

SALEM STATION

     Not included in PSE&G's estimated construction expenses is the capital cost of compliance with the New Jersey Department of Environmental Protection and Energy (NJDEPE) draft permit issued October 3, 1990 pursuant to the Federal Water Pollution Control Act with respect to Salem 1 and 2 which, if adopted as proposed, would require the immediate shutdown of both units pending retrofit with cooling towers. On June 24, 1993, NJDEPE issued a revised draft permit that would permit Salem to continue to operate with once-through cooling and would require PSE&G to make certain plant modifications and to take certain other actions to enhance the ecology of the affected water body. The public comment period with respect to the revised draft permit expired on January 15, 1994. While a final permit is expected to be issued sometime in the second quarter of 1994, no assurances can be given as to the timing of any final agency determination. The capital cost of complying with the revised permit is estimated at approximately $75 million, PSE&G's share of which is included in its estimate of construction expenses. Nevertheless, if cooling towers are ultimately required, PSE&G estimates that it would take at least four years, and between $720 million and $2.0 billion in capital, operation and maintenance costs and replacement power costs to retrofit Salem with cooling towers. PSE&G's share of any such costs would be 42.59%.

BERGEN STATION REPOWERING

     PSE&G is presently engaged in Phase I of a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by the NJDEPE on May 27, 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility. Phase II of the project, if it is undertaken by PSE&G, would increase the capacity of Bergen by an additional 650 MW.

     On July 12, 1993, an association of competitors of PSE&G appealed the NJDEPE's issuance of the air permit for Phase I of the project to the Appellate Division of the New Jersey Superior Court, alleging that PSE&G is first required to obtain a Certificate of Need under the New Jersey Need Assessment Act (Need Assessment Act). The NJDEPE determined that the Need Assessment Act was inapplicable to this renovation project. Obtaining a Certificate of Need would be a complex procedure entailing proceedings of at least a two year duration before the NJDEPE, the outcome of which could not be assured. As of March 31, 1994, Phase I of the renovation project was about 67% complete and PSE&G had spent approximately $191 million on this effort. The final cost is estimated to be approximately $400 million.

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

BERGEN STATION REPOWERING (Concluded)

     Briefs have been filed in the appeal and an oral argument before the appellate division is scheduled for June 13, 1994. PSE&G continue to believe that a Certificate of Need is not required for Phase I of the project. However, if a Certificate of Need were ultimately required by the courts after exhaustion of all appeals, the permits needed to operate the plant could not be issued until after a Certificate of Need was obtained. PSE&G intends to continue this renovation project and to vigorously defend its position through all available means.

ENVIRONMENT

GENERAL

     Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and NJDEPE, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to be material.

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

     In March 1988, NJDEPE notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEPE and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEPE under a program to assess, investigate and, if necessary, remediate environmental concerns at its former gas plant sites (Remediation Program). The Remediation Program is periodically

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Concluded)

ENVIRONMENT (Concluded)

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM (Concluded)

reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material.

     Costs incurred through March 31, 1994 for the Remediation Program amounted to $42.8 million, net of insurance recoveries. In addition, at December 31, 1993, PSE&G's liability for estimated remediation costs, net of insurance recoveries, through March 31, 1996 aggregated $113 million. In accordance with a Stipulation approved by the BRC on January 21, 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992, net of insurance recoveries, over a six-year period. PSE&G will recover $5.3 million in each of its next three LGAC periods ending in 1996, net of insurance recoveries. The regulatory treatment of the remediation costs covered by this Stipulation was not changed in the BRC's September 15, 1993 written order, allowing continued collection under the terms of the January 21, 1992 Stipulation. The decision of September 15, 1993 concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 were subject to audit and verification in PSE&G's 1992-93 LGAC. The audit has been completed and resulted in no disallowance of any cost. The order also approved a mechanism for costs incurred since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through PSE&G's LEAC and LGAC, with 60% charged to gas customers and 40% charged to electric customers.

     In November 1988, PSE&G filed suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. PSE&G has settled its claim with one insurer and there is a trial scheduled for October 1994 with the remaining insurers. Pending full recovery of Remediation Program costs through rates or under its insurance policies, neither of which can be assured, PSE&G will be required to finance the unreimbursed costs of its Remediation Program.

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

NOTE 6.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In accordance with SFAS 106, the BRC's December 31, 1992 base rate order, provided that (1) PSE&G's pay-as-you-go basis Other Postemployment Benefits
(OPEB) costs will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis; (2) prudently incurred OPEB costs, that are accounted for on an accrual basis in accordance with SFAS 106, will be recoverable in future rates; (3) PSE&G should account for the differences between its OPEB costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset. During January 1993 and subsequent to the receipt of the Order, the FASB's EITF concluded that deferral of such costs is acceptable provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. PSE&G intends to request the BRC for full SFAS 106 recovery in accordance with the EITF's view of such standard and believes that it is probable that any deferred costs will be recovered from utility customers within such twenty year time period. Accordingly, PSE&G is accounting for the differences between its SFAS 106 accruals cost and the cash cost currently recovered through rates as a regulatory asset. PSE&G's accrued OPEB costs deferred were $140.8 million on March 31, 1994.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the SEC on Form 10-K for 1993, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes of Enterprise and should be read in conjunction with such statements and notes.

     As of March 31, 1994, PSE&G comprised 86% of Enterprise assets. For the first quarter and twelve months ended March 31, 1994, PSE&G's revenues were 94% and 93%, respectively, of Enterprise's revenues and PSE&G's earnings available to Enterprise for such periods were 92% and 96%, respectively, of Enterprise's net income.

COMPETITION

     Ongoing initiatives affecting PSE&G's electric and gas utility businesses associated with the transition to a competitive market environment can be expected to have an increasingly significant impact on Enterprise and PSE&G. Federal legislation, including the National Energy Policy Act (NEPA), as well as regulatory initiatives at both the Federal and state levels that are designed to promote competition and lessen regulation of the energy supply relationships can be expected to result in additional pressures on sales retention due to energy prices, especially with respect to larger industrial and commercial customers. Growth potential is limited in PSE&G's mature service territory.

     The shifting of rate regulation from traditional concepts based upon cost recovery to concepts based upon market competition and service appears to be accelerating. As a result, added emphasis will be placed upon cost containment, and utilities and their regulators will need to develop flexible ratemaking strategies to minimize adverse impacts which might otherwise occur to revenues and earnings. The manner in which regulators address evolving competitive issues will also affect utility credit quality.

     This transition to a competitive market environment may also affect utilities' asset values as a result of changes from traditional utility cost-recovery ratemaking. A shift from such regulatory method to a market-price determination of asset values could result in unrecoverable costs and create "stranded assets". Such assets could include electric generating units constituting excess capacity, inefficient units whose cost may be too high to be fully supported by competitively set rates, and certain regulatory assets whose costs may not be fully recoverable in a deregulated environment. If changes in rate regulation ultimately require a recognition of any such stranded assets, write-downs for utilities, including PSE&G, could occur. At this time management cannot predict the level of stranded assets or other unrecoverable costs resulting from industry deregulation, if any, or whether utility regulators will allow recovery of any such industry transition costs from customers. However, such amounts could be material.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were 94 cents for the quarter ended March 31, 1994, an increase of 3 cents per share of Common Stock from the comparable 1993 quarter, after giving effect to the issuance of additional shares of Common Stock. Earnings per share of Enterprise Common Stock were $2.54 for the twelve month period ended March 31, 1994, an increase of 26 cents per share of Common Stock from the comparable 1993 period, after giving effect to the issuance of additional shares of Common Stock. (See Liquidity and Capital Resources - External Financing.) The changes are summarized as follows:
                                              Increase or (Decrease)
                                   -----------------------------------------
                                   Three Months Ended    Twelve Months Ended
                                       March 31,              March 31,
                                     1994 vs. 1993          1994 vs. 1993
                                   -------------------   -------------------
                                                Per                   Per
                                   Millions    Share     Millions    Share
                                   --------  ---------   --------  ---------
PSE&G
  Revenues (net of fuel costs
   and gross receipts taxes) ...... $  63    $ 0.26       $  312    $ 1.33
  Peach Bottom Settlement - net
   of Federal income taxes of
   $7 million .....................     -        -            14      0.06
  Other operation expenses ........   (13)    (0.06)         (75)    (0.32)
  Maintenance expenses ............   (19)    (0.08)         (31)    (0.13)
  Depreciation and
   amortization expenses ..........    (6)    (0.03)         (17)    (0.07)
  Federal income taxes ............    (9)    (0.04)         (90)    (0.38)
  Interest charges ................     9      0.04           18      0.07
  Other income ....................    (3)    (0.01)          (3)    (0.01)
  Other ...........................    (5)    (0.02)           3      0.01
  Preferred stock dividend require-
   ments ..........................    (1)       -            (6)    (0.03)
                                    -----     -----       ------     -----

  Earnings Available to Enterprise     16      0.06          125      0.53
                                    -----     -----       ------     -----
EDHI ..............................    (1)       -           (43)    (0.18)
                                    -----     -----       ------     -----
  Net Income ...................... $  15      0.06       $   82      0.35
                                    =====     -----       ======     -----
Effect of additional shares of
  Enterprise Common Stock issues ..           (0.03)                 (0.09)
                                              -----                 ------
  Total ...........................          $ 0.03                 $ 0.26
                                             ======                 ======
Average Shares of Common Stock
  Outstanding 1993 ................     236,918,796            234,126,820
Average Shares of Common Stock
  Outstanding 1994 ................     243,776,766            242,354,605

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Continued)

  PSE&G

     PSE&G's earnings available to Enterprise increased by $16 million, or 8%, for the quarter ended March 31, 1994 from the quarter ended March 31, 1993. The increase was principally due to PSE&G's higher electric and gas sales resulting from the colder weather during the first quarter of 1994. Also contributing to the increase in earnings were lower interest charges resulting from refinancing of debt at lower interest rates. Adversely affecting net income were higher operation expenses (comprised primarily of labor, employee benefits costs and miscellaneous nuclear production costs), higher maintenance expenses at Hope Creek nuclear station and Mercer generating station and increased federal income taxes resulting from higher pre-tax income.

     Excluding the $14 million net effect of the 1992 settlement of litigation against PECO in connection with the 1987 shutdown of Peach Bottom by the NRC, PSE&G's earnings available to Enterprise increased $111 million, or 23%, for the twelve month period ended March 31, 1994 from the comparable twelve month period of 1993. The principal factors contributing to the increase were PSE&G's higher electric and gas base rates that became effective January 1, 1993 and increased weather-related utility sales. In addition, lower interest charges resulting from refinancing of debt at lower interest rates contributed to the increase in earnings. Partially offsetting the increase in earnings were higher other operation expenses (comprised primarily of labor, employee benefits costs and miscellaneous nuclear production costs), higher federal income taxes resulting from increased pre-tax operating income and an increase in the Federal corporate income tax rate, effective January 1993, higher maintenance expenses at various nuclear and fossil generating stations and higher depreciation and amortization.

  EDHI

     EDHI's decrease in net income of $1 million, or 4%, for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993 was primarily due to lower gas volumes for EDC, higher administrative and general expenses of CEA and the effect of EDHI's change in accounting for income taxes, adopted January 1, 1993. Partially offsetting the decrease were higher income from CEA's power projects and PSRC's investments.

     Excluding the 1993 property impairment to certain of EGDC's properties, which reduced net income by $51 million, after tax, EDHI's net income for the twelve month period ended March 31, 1994 increased by $8 million, or 12%, compared to the twelve month period ended March 31, 1993. The increase was due principally to higher gas prices of EDC and improved performance on certain projects of CEA.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Concluded)

DIVIDENDS

     Dividends paid to holders of Enterprise Common Stock during the three and twelve month periods ended March 31, 1994 increased $2 million and $16 million, respectively, over the comparable 1993 periods. The increase in such dividend payments was due to the issuance of additional shares of Enterprise Common Stock. (See Liquidity and Capital Resources.)

     Dividends paid to holders of PSE&G's Preferred Stock during the three and twelve month periods ended March 31, 1994 increased $1 million and $6 million, respectively, over the comparable 1993 periods. The increase in such dividend payments was due to the issuance of additional shares of PSE&G's Preferred Stock, partially offset by lower dividend payment rates on certain preferred stock issues resulting from redemptions. (See Liquidity and Capital Resources.)

REVENUES

  PSE&G ELECTRIC

     Revenues increased $16 million, or 2%, during the first quarter of 1994 and $249 million, or 7%, during the twelve months ended March 31, 1994. The significant components of these changes follow:


                                              Increase or (Decrease)
                                      --------------------------------------
                                      Three Months Ended  Twelve Months Ended
                                           March 31,           March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------  ------------------
                                                   (Millions)

     Kilowatthour sales .............       $ 32                $111
     Base rate increase effective
      January 1, 1993 ...............         -                  183
     Recovery of energy costs .......        (19)                (61)
     NJGRT ..........................          2                  18
     Other operating revenues .......          1                  (2)
                                             ----               -----
       Total Electric Revenues ......       $ 16                $249
                                             ====               =====

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)
REVENUES - (Continued)

  PSE&G ELECTRIC - (Concluded)

     Changes in kilowatthour sales by customer category are described below:

                                                Increase or (Decrease)
                                      --------------------------------------
                                      Three Months Ended Twelve Months Ended
                                           March 31,          March 31,
                                         1994 vs. 1993      1994 vs. 1993
                                      ------------------ -------------------
     Residential ...................          2.3%                8.2%
     Commercial ....................          4.4                 4.3
     Industrial ....................          0.1                (0.4)
     Non-Jurisdictional ............        (47.3)              (22.3)


     The 2% increase and 7% increase, respectively, in revenues during the quarter and twelve month period ended March 31, 1994 over the comparable 1993 quarter and period was due to greater sales to residential and commercial customers resulting from the colder 1994 winter season and improvement in New Jersey's economy.

  PSE&G GAS

     Revenues increased $172 million, or 27%, and $157 million, or 10%, for the three and twelve month periods ended March 31, 1994 over the similar periods ended March 31, 1993. The significant components of these changes follow:

                                                Increase or (Decrease)
                                      ---------------------------------------
                                      Three Months Ended  Twelve Months Ended
                                           March 31,           March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------  -------------------
                                                    (Millions)
     Therm sales ...................        $ 31                 $ (1)
     Base rate increase effective
      January 1, 1993 ..............          -                    26
     Recovery of fuel costs ........         129                  139
     NJGRT .........................           9                    3
     Other operating revenues ......           3                  (10)
                                            ----                 ----
        Total Gas Revenues .........        $172                 $157
                                            ====                 ====

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Concluded)

  PSE&G GAS - (Concluded)

     Changes in gas sold or transported by customer category are described below:
                                               Increase or (Decrease)
                                      --------------------------------------
                                      Three Months Ended  Twelve Months Ended
                                           March 31,           March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------   ------------------
     Residential .................           12.3%                3.8%
     Commercial ..................            8.2                 1.9
     Industrial ..................           12.8                11.6
     Transportation Service ......          (17.6)               (5.4)


     The gas revenue increase of 27% and 10%, respectively, for the quarter and twelve month period ended March 31, 1994 over the comparable quarter and twelve month period of 1993 was primarily attributable to the colder 1994 winter season and improvement in New Jersey's economy. Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage for electric generation continued to increase. Transportation service sales reflect significantly more interruptions due to the colder 1994 winter season when compared to 1993.

  EDHI

     EDHI's revenues increased $9 million, or 10%, during the first quarter of 1994 over the first quarter of 1993, and $36 million, or 9%, during the twelve month period ended March 31, 1994 over the twelve month period ended March 31, 1993. The significant factors contributing to such results are as follows:

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Concluded)

  EDHI - (Concluded)


                                               Increase or (Decrease)
                                      ---------------------------------------
                                      Three Months Ended  Twelve Months Ended
                                           March 31,           March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------  -------------------
                                                    (Million)
     CEA ........................           $  4                $ 18
     EDC ........................             (1)                 15
     PSRC .......................              7                   3
     EGDC .......................             (1)                  -
                                            -----               -----
                                            $  9                $ 36
                                            =====               =====

     The 10% increase in revenues for the quarter ended March 31, 1994 over the comparable 1993 quarter was due to PSRC's income from investments and greater income from CEA's power projects.

     The 9% increase in revenues for the twelve months ended March 31, 1994 over the comparable 1993 period was primarily due to an increase in gas prices at EDC and greater income from CEA's power projects.

                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS - (Continued)


PSE&G - ELECTRIC ENERGY COSTS

     Electric energy costs decreased $19 million, or 10%, and $69 million, or 9%, in the first quarter and twelve months ended March 31, 1994, respectively, from the comparable 1993 periods. The significant components of these changes follow:


                                               Increase or (Decrease)
                                      --------------------------------------
                                      Three Months Ended Twelve Months Ended
                                           March 31,          March 31,
                                         1994 vs. 1993     1994 vs. 1993
                                      ------------------   -----------------
                                                     (Millions)
Change in prices paid for
 fuel and power purchases ..........        $ 32                   $ 43
Kilowatthour generation ............           5                     33
Adjustment of actual costs to match
 recoveries through revenues (A) ...         (56)                  (145)
                                            -----                   ----
     Total Electric Energy Costs....        $(19)                  $(69)
                                            =====                  =====

(A)  Reflects the change in deferred over(under) recovered energy costs.

     The decrease in total costs during the first quarter of 1994 from the comparable 1993 quarter was principally due to the underrecovery of energy costs, partially offset by a 37% increase in purchased power costs, principally from nonutility generators (NUGs).

     The decrease in total costs for the twelve month period ended March 31, 1994 from the comparable 1993 period was principally the result of an adjustment in the recovery of energy costs resulting from the base rate case decision effective January 1, 1993, partially offset by an 8% increase in nuclear generation and a 20% increase in purchased power costs, principally from NUGs.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)


GAS SUPPLY COSTS

     Gas supply costs increased $132 million, or 40%, and $162 million, or 19% in the first quarter and twelve months ended March 31, 1994, respectively, from the comparable 1993 periods. The significant components of these changes follow:


                                               Increase or (Decrease)
                                      -------------------------------------
                                      Three Months Ended Twelve Months Ended
                                           March 31,          March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------   ----------------
                                                     (Millions)
Change in prices paid for
 gas supplies ......................        $ 41                 $122
Therm sendout ......................          45                   47
Refunds from pipeline suppliers ....          (8)                  16
Adjustment of actual costs to match
 recoveries through revenues (A) ...          54                  (23)
                                            ----                 ----
     Total Gas Supply Costs ........        $132                 $162
                                            ====                 ====

(A)  Reflects the change in deferred over(under) recovered gas costs.

     The increase in total costs was principally due to greater sales to NUGs and other customers, higher gas costs and higher therm sendout resulting from the colder 1994 winter season compared to the 1993 winter season.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Enterprise's liquidity is affected by maturing debt (see Note 4 - Long-Term Debt of Notes to Consolidated Financial Statements) investment and acquisition activities and the capital requirements of PSE&G's construction program. (For additional information see Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

  PSE&G

     For the three month period ended March 31, 1994, PSE&G had utility plant additions, excluding AFDC, of $168 million, an increase of $42 million from the corresponding period in 1993. For the twelve month period ended March 31, 1994, PSE&G had utility plant additions, excluding AFDC, of $905 million, an increase of $140 million from the corresponding period ended in 1993. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities.

     PSE&G expects that it will be able to generate internally a majority of its capital requirements including construction expenditures over the next five years, assuming adequate and timely rate relief as to which no assurances can be given. (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

     Legislation effective January 1, 1992 phases in an acceleration of payment of the New Jersey Gross Receipts and Franchise Tax (NJGRT) during 1992-94, so that for 1994 and for each year thereafter PSE&G will be paying its estimated current year's NJGRT liability in April of each such year. In April 1993, PSE&G paid $899 million (its 1992 NJGRT plus 50% of its estimated 1993 NJGRT). In April 1994, PSE&G paid $847 million (the remainder of its 1993 NJGRT plus its 1994 estimated NJGRT). Pending collection from customers, PSE&G is required to finance such NJGRT payments.

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

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On March 31, 1994, $139 million remained as PSRC's unfunded commitment subject to call.

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of March 31, 1994 and 1993, EDHI had consolidated debt to equity ratios of 1.24:1 and 1.76:1 and, for the twelve months ended March 31, 1994 and 1993, EBIT coverage ratios, which exclude the effects of EGDC, of 2.23:1 and 1.90:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given. (See Note 4 - Long-Term Debt of Notes to Consolidated Financial Statements.)

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Enterprise's cash provided by operating activities increased by $96 million to $703 million for the three months ended March 31, 1994 compared to the corresponding period in 1993. This increase was primarily due to a decrease in accounts receivable and an increase in accrued taxes. (For more information see Net Income and Revenues.)

     Although net income increased by $82 million, Enterprise's net cash provided by operating activities for the twelve months ended March 31, 1994 decreased by $170 million to $1.104 billion when compared to the corresponding period in 1993. This decrease was primarily due to a smaller recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and increased NJGRT payments. Partially offsetting these cash outflows was the increase in net income, the loss from property impairment, increased deferred income taxes and an increase in accounts payable. (For additional information see Net Income and Revenues.)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

  EXTERNAL FINANCINGS

 Cash Flows from Financing Activities:

                                    Three Months Ended   Twelve Months Ended
                                        March 31,             March 31,
                                    ------------------   -------------------
                                       1994      1993      1994      1993
                                     -------   --------   -------  ---------
                                                   (Millions)
Enterprise:
    Issuance of Common Stock  (A)    $    28   $   175    $  127    $  274
                                     -------   --------   -------   -------
    Cash Dividends Paid on
         Common Stock (B)               (132)     (130)     (524)     (508)
                                     --------  --------   -------   -------
PSE&G:  (C)
    Net decrease in Short-Term
     Debt (D)                           (431)     (143)      (13)      (15)
    Issuance of Long-Term Debt (E)       400       500     1,873     1,100
    Redemption of Long-Term Debt and
     Other Obligations                   (67)(E)   (94)   (1,690)     (950)
    Amortization (Deferral) of
     Debt Expense - net                    3        (1)      (54)      (12)
    Issuance of Preferred Stock           75 (F)    75        75       150
    Redemption of Preferred Stock        (45)(F)    -        (45)       -
    Other                                 (1)       (1)       (1)       (1)
                                     --------  --------   -------   -------
         Total PSE&G                     (66)      336       145       272
                                     --------  --------   -------   -------
EDHI:
    Net decrease (increase) in
     Short-Term Debt (G)                 (28)       16      (134)      (29)
    Issuance of Long-Term Debt             -        60       105        90
    Redemption of Long-Term Debt and
     Other Obligations                   (30)     (117)     (281)     (142)
    Other                                  -         1        (7)        4
                                     --------  --------   -------   -------
         Total EDHI                      (58)      (40)     (317)      (77)
                                     --------   -------   -------   -------
      Net cash (used in) provided by
         financing activities        $  (228)   $  341    $ (569)   $  (39)
                                     ========   =======   =======   =======

(A) During the first three months of 1994, Enterprise issued and sold 1,009,674 shares of Common Stock through its DRIP and employee stock purchase plan. The net proceeds from such sales, aggregating approximately $28

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

million, were used by Enterprise to make equity investments in EDHI. EDHI utilized such funds to repay outstanding debt at maturity. Book value per share was $21.49 at March 31, 1994, compared to $20.94 at March 31, 1993 and $21.07 at December 31, 1993. (See Note 3 - Common Stock of Notes to Consolidated Financial Statements.)

(B)   See DIVIDENDS.

(C) Under the terms of PSE&G's Mortgage and Restated Certificate of Incorporation at March 31, 1994, PSE&G would qualify to issue an additional $3.952 billion of Bonds at a rate of 8.125% or $3.330 billion of Preferred Stock at a rate of 7.875%.

 In addition, as a prerequisite to the issuance of additional Bonds, PSE&G's mortgage requires a 2:1 ratio of earnings to fixed charges as computed thereunder. For the twelve months ended March 31,1994 such ratio was 3.41:1.

     The BRC has authorized PSE&G to issue not more than $800 million of its short-term obligations at any one time outstanding, consisting of commercial paper and other unsecured borrowings from banks and other lenders through December 31, 1994. On March 31, 1994, PSE&G had no short-term debt outstanding.

     PSE&G has a $600 million revolving credit agreement with a group of commercial banks which expires on September 17, 1994. On March 31, 1994, there was no short-term debt outstanding under this credit agreement.

(D) Includes commercial paper issued and/or redeemed by PSE&G Fuel Corporation (Fuelco) and guaranteed by PSE&G pursuant to a commercial paper program supported by a bank revolving credit facility to finance the acquisition of a 42.49% undivided interest in the nuclear fuel for Peach Bottom. Fuelco has a $150 million commercial paper program through June 1996. On March 31, 1994, Fuelco had $102 million of its commercial paper outstanding.

(E) Enterprise's long-term debt aggregated $5.6 billion as of March 31, 1994, of which $4.8 billion was attributable to PSE&G and $800 million to EDHI.

     On February 10, 1994, the Pollution Control Financing Authority of Salem County New Jersey issued and sold on behalf of PSE&G $50 million principal amount of its 5.45% Pollution Control Revenue Bonds, 1994 Series A (Public Service Electric and Gas Company Project) (New Authority Bonds). The New Authority Bonds will be serviced and secured by an equal principal amount of PSE&G's Pollution Control Series O Bonds. The net proceeds of the New Authority Bonds were loaned to PSE&G to finance a portion of certain pollution control facilities. PSE&G applied the net proceeds of the Authority's loan to refund and redeem higher cost long-term debt obligations.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

     On March 1, 1994, PSE&G redeemed all of its First and Refunding Mortgage Bonds (Bonds) $60 million principal amount 4-5/8% Series due 1994. On March 15, 1994 PSE&G issued $175 million principal amount 7-3/8% Series TT Bonds due 2014 and $175 million principal amount of its 6-3/4% Series UU Bonds due 2006. The net proceeds of such Bonds were used by PSE&G to finance a portion of its construction program and to reimburse its treasury for funds expended to refund and redeem certain of its debt obligations, including the payment of short-term obligations incurred for such purposes.

(F) In February 1994, PSE&G sold 600,000 shares of its 6.75% Cumulative Preferred Stock -- $25 Par and 600,000 shares of its 6.92% Cumulative Preferred Stock ($100 Par). The net proceeds of $15 million from the sale of the Preferred Stock -- $25 Par were used by PSE&G to redeem all of the 150,000 outstanding shares of PSE&G's 8.08% Cumulative Preferred Stock ($100
Par). The net proceeds of $60 million from the sale of the Cumulative Preferred Stock ($100 Par) were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were principally incurred to fund a portion of its construction expenditures. On March 1, 1994, PSE&G redeemed all of the 300,000 shares of its 8.16% Cumulative Preferred Stock ($100 Par).

     Under authority granted by the BRC, expiring December 31, 1995, PSE&G is authorized to issue an additional $330 million of Preferred Stock after giving effect to the 1994 issuances of Preferred Stock.

(G) Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, through November 18, 1995 in the amount of $225 million. As of March 31, 1994, Funding had $16.6 million outstanding under this program.

      Funding has a $225 million revolving credit facility which terminates on November 18, 1995. As of March 31, 1994, Funding had no borrowings on this facility.

NUCLEAR OPERATIONS

     Salem Nuclear Generating Station, Unit 1 (Salem 1) experienced a automatic reactor shutdown which occurred on April 7, 1994 due to excessive grass from the Delaware River clogging the station's water intake structure. Subsequent to the shutdown a precautionary Alert was declared at 1:16 p.m. and this emergency classification was terminated at 8:20 p.m. No abnormal releases of radiation to the environment occurred during the event and there was no threat to the public health and safety. Salem 1 has remained out of service while PSE&G and the NRC have investigated the event and PSE&G has implemented remedial actions that must be completed prior to returning the unit to service. PSE&G agreed not to restart the unit until approval is obtained from the NRC.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Concluded)

     On April 7, 1994 the NRC sent an augmented inspection team (AIT) to Salem to investigate the event. The AIT completed its on-site investigation on April 15, 1994 and presented its preliminary findings at a public meeting held at the station site on April 26, 1994. The AIT concluded that the event had challenged the reactor coolant system pressure boundary, that operator error had occurred which complicated the event, that management had allowed equipment problems to exist which made operations difficult for plant operators, and that some equipment was degraded by the event, but overall the plant performed as designed. The AIT further concluded that operator use of emergency operating procedures was good and that investigation and trouble-shooting efforts were good. PSE&G's investigation of the event has resulted in conclusions similar to those of the AIT.

     On May 9, 1994, PSE&G and the NRC staff presented their findings to the NRC Commissioners, and PSE&G described the actions it has taken to prepare Salem 1 for restart. On May 11, 1994, Senator Joseph Biden, representing Delaware, wrote to the NRC expressing his concerns regarding early restart of the unit and requested assurances "that all outstanding mechanical and management problems have been resolved and that a fine in the maximum amount will be levied upon the licensee." Nevertheless, PSE&G believes that the event has been thoroughly analyzed and that all necessary corrective actions have been identified so as to permit the unit to return to service. PSE&G expects to request authorization to restart the unit shortly. PSE&G cannot determine what action, if any, the NRC may take in this matter or when PSE&G will be permitted to restart the unit.

     Salem Unit 2 and Hope Creek Generating Station, both located adjacent to Salem 1 and operated by PSE&G, are presently in operation.

                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

     Following are changes in or additions to the significant factors reported in PSE&G's Annual Report to the SEC on Form 10-K for 1993, affecting the consolidated financial condition of PSE&G and its subsidiaries as reflected in their consolidated results of operations. This discussion refers to the consolidated financial statements and related notes herein of PSE&G and should be read in conjunction with such statements and notes.

    Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's MD&A, insofar as they relate to PSE&G and its subsidiaries: Net Income; Dividends; Revenues -- PSE&G Electric; PSE&G Gas; PSE&G Electric Energy Costs; Liquidity and Capital Resources - PSE&G and External Financings.

GAS SUPPLY COSTS

     Gas supply costs increased $129 million, or 38%, and $141 million, or 16%, in the first quarter and twelve months ended March 31, 1994, respectively, from the comparable 1993 periods. The significant components of these changes follow:
                                               Increase or (Decrease)
                                      -------------------------------------
                                      Three Months Ended Twelve Months Ended
                                           March 31,          March 31,
                                         1994 vs. 1993       1994 vs. 1993
                                      ------------------   ----------------
                                                     (Millions)
Change in prices paid for
 gas supplies ......................        $ 38                 $ 99
Therm sendout ......................          45                   49
Refunds from pipeline suppliers ....          (8)                  16
Adjustment of actual costs to match
  recoveries through revenues (A) ..          54                  (23)
                                            ----                 ----
     Total Gas Supply Costs ........        $129                 $141
                                            ====                 ====

(A)  Reflects the change in deferred over(under) recovered gas costs.

     The increase in total costs was principally due to greater sales to NUGs and other customers, higher gas costs and higher therm sendout resulting from the colder 1994 winter season compared to the 1993 winter season.

                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Concluded)

INTERNAL GENERATION OF CASH FROM OPERATIONS

     PSE&G's cash provided by operating activities increased by $119 million to $661 million for the three months ended March 31, 1994 compared to the corresponding period in 1993. This increase was primarily due to an increase in net income, a smaller increase in accounts receivable and a decrease in fuel and materials and supplies inventories. (For additional information see PSE&G - Net Income and Revenues.)

     PSE&G's net cash provided by operating activities for the twelve months ended March 31, 1994 decreased by $195 million to $930 million when compared to the corresponding period in 1993. This decrease was primarily due to a smaller recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and increased NJGRT payments. Partially offsetting these cash outflows was the increase in net income, an increase in deferred income taxes and an increase in accounts payable. (For additional information see PSE&G - Net Income and Revenues.)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.
- ------    ------------------

     Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1993 (the "Form 10-K") is updated below. References are to the related pages and paragraph(s) of the Form 10-K.

     Form 10-K, Page 28, Paragraphs 4 and 5
     --------------------------------------
     (21) In United States of America v. Superior Tube Company, et al., Docket No. 89-7421 in the U.S. District Court for the Eastern District of Pennsylvania, the Commonwealth of Pennsylvania filed a Complaint In Intervention aligning itself as a plaintiff.

     PSE&G has recently participated with twenty-one (21) other defending parties in negotiations concerning a de minimis settlement of the claims of the United States and the Commonwealth of Pennsylvania.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ---------------------------------------------------

     Enterprise's Annual Meeting of Stockholders was held on April 19, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the board of directors. Details of the voting are provided below:

     Item 1 - Election of Directors

                                   Votes For      Votes Withheld
                                   ---------      --------------

Class I - Term Expiring 1997

     Ernest H. Drew                198,549,375    2,267,472
     James C. Pitney               198,428,791    2,388,056

     Item 2 - Appointment of Deloitte & Touche as Independent
              Auditors for 1994

     Votes For                     197,910,551

     Votes Against                   1,275,624

     Votes Abstaining                1,748,046

     There were no broker non votes with respect to either item.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information.
- ------    ------------------

     Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1993 (the "Form 10-K") is updated below. References are to the related pages and paragraph(s) of the Form 10-K.

     Form 10-K, page 3, paragraph 2
     ------------------------------
     NEPA, however, does not pre-empt state regulation of retail "wheeling", i.e., the transportation of electricity by a transmission owner from a third party generator to a retail customer. In April 1994, several states, but not New Jersey, issued proposed regulations to either mandate phased-in intra-state retail wheeling by utilities or authorize limited retail wheeling by utilities on an experimental basis. The BRC is presently conducting hearings concerning the desirability of amending New Jersey law to provide the BRC with greater flexibility in tariff design. While neither Enterprise nor PSE&G is able to predict the ultimate outcome or effect of such initiatives, in the aggregate such initiatives indicate an acceleration of the trend to deregulate the electric power industry. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition.)

     Form 10-K, page 5, paragraph 7
     ------------------------------
     The second component of PSE&G's IRP consists of expected additions to nonutility generation (NUG) from cogenerators, independent power producers and refuse burning generators. These additions are projected to be 139 MW and are scheduled for service by 1998. NUG projects are expected to grow from approximately 4% of resources to 7% by 2004. This growth, if accomplished, is expected to reduce the need for PSE&G to build or acquire additional generating facilities or capacity, other than what is described below.

     The third and final component of PSE&G's IRP consists of utility projects. These projects include programs to revitalize and modernize PSE&G's existing power production system , making the system environmentally cleaner and more economically efficient to operate. As part of the continuing program, PSE&G will convert its existing Bergen Generating Station to combined cycle operation in 1995, which will reduce emissions, increase efficiency and provide 40 MW of increased capacity. A second phase at Bergen is being considered which could add 650 MW in the 1998 to 2000 time frame. These environmentally clean and efficient additions at Bergen Generating Station would allow PSE&G to retire approximately 750 MW of older, less efficient generating units by 2000, if economically and environmentally desirable.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information.
- ------    ------------------

     Form 10-K, page 9, paragraph 5
     ------------------------------

     For a discussion of the recent outage at the Salem Nuclear Generating Station, Unit I see Management's Discussion and Analysis of Financial Condition and Results of Operations - Nuclear Operations.

     Form 10-K, page 10, paragraph 6
     -------------------------------

     In February 1989, PECO, on behalf of the co-owners of Peach Bottom, filed a proof of loss with Nuclear Electric Insurance Limited (NEIL) for replacement power costs associated with the 1983 outages of Peach Bottom Unit No. 3. On January 19, 1993, the arbitrators issued a decision in favor of NEIL and denied PECO's claim. On April 19, 1993, PECO filed a motion in the United States District Court for the Southern District of New York to vacate the arbitration decision, which was denied on March 4, 1994.

     PECO filed a request with the NRC to amend its Facility Operating Licenses for Peach Bottom Units 2 and 3 to extend the expiration dates to August 2013 and July 2014, respectively, 40 years from the dates of issuance. By letter dated March 28, 1994, the NRC approved PECO's request to extend the license expiration dates.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  PART II.  OTHER INFORMATION - (Concluded)

     Form 10-K, page 20, first paragraph
     -----------------------------------
     In response to a BRC directive, PSE&G surveyed EMF levels at 19 schools located within 100 feet of its electric transmission lines. In April 1994, the survey results were provided to the BRC and officials of such schools. The survey has generated requests by five schools for additional information and has resulted in a heightened concern about the emerging EMF issue in one school district. PSE&G cannot predict what actions, if any, it may hereafter be required to take to address such concerns, the costs of which could be material.

Item 6.   Exhibits and Reports on Form 8-K.
- ------    --------------------------------

     (a)  A listing of exhibits being filed with this document is as follows:

    Exhibit
    Number                            Document
    -------       ----------------------------------------------------------
    12            Computation of Ratios of Earnings to Fixed Charges plus
                    Preferred Stock Dividend Requirements (Enterprise)
    12(a)         Computation of Ratios of Earnings to Fixed Charges (PSE&G)
    12(b)         Computation of Ratios of Earnings to Fixed Charges plus
                    Preferred Stock Dividend Requirements (PSE&G)

     (b) The following report on Form 8-K was filed by Enterprise and PSE&G during the first quarter of 1994 and the period covered by this report under Item 5:

     Date of Report           Item Reported
     --------------           -------------
     January 21, 1994         Item 5. Other Events (Credit Ratings and
                              Unaudited Operating Results)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED



                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.




                              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                              PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                              --------------------------------------------
                                             (Registrants)


                                 By           PATRICIA A. RADO
                                   --------------------------------------
                                              Patricia A. Rado
                                        Vice President and Controller
                                        (Principal Accounting Officer)

Date:  May 13, 1994