Form 10-Q
period 1994-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1994-08-12
CIK 788784, 81033

============================================================================

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                       Commission file number 1-9120

                Public Service Enterprise Group Incorporated
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         New Jersey                                   22-2625848
- -----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

80 Park Plaza, P. O. Box 1171, Newark, New Jersey      07101-1171
- -----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------
                        Commission file number 1-973


                   Public Service Electric and Gas Company
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                 22-1212800
- -----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

80 Park Plaza, P. O. Box 570, Newark, New Jersey        07101-0570
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
Yes   x .  No     .
     ----      ----

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

             Class                        Outstanding at June 30, 1994
             -----                        ----------------------------
   Common Stock, without par value                 244,697,930

     As of June 30, 1994 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
============================================================================

                             TABLE OF CONTENTS
                             -----------------

                                                                      -Page-
                                                                       ----
     PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.

          Public Service Enterprise Group Incorporated (Enterprise):

             Consolidated Statements of Income for the
               Three, Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................       5

             Consolidated Balance Sheets as of
               June 30, 1994, 1993 and December 31, 1993 ........       6

             Consolidated Statements of Cash Flows for the
               Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................       8

             Consolidated Statements of Retained Earnings for the
               Three, Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................       9

          Public Service Electric and Gas Company (PSE&G):

             Consolidated Statements of Income for the
               Three, Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................      10

             Consolidated Balance Sheets as of
               June 30, 1994, 1993 and December 31, 1993 ........      11

             Consolidated Statements of Cash Flows for the
               Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................      13

             Consolidated Statements of Retained Earnings for the
               Three, Six and Twelve Months Ended June 30,
               1994 and 1993 ....................................      14

          Notes to Consolidated Financial Statements
               Enterprise .......................................      15

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations
                     Enterprise .................................      28
                     PSE&G ......................................      49

     PART II.  OTHER INFORMATION

          Item 5.  Other Information ............................      51

          Item 6.  Exhibits and Reports on Form 8-K .............      57

   Signatures - Enterprise ......................................      58
   Signatures - PSE&G ...........................................      58

                               GLOSSARY OF TERMS

     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

   Abbreviations
    or Acronyms                              Term
- -----------------------  --------------------------------------------------
AE Act.................  Atomic Energy Act of 1954, as amended
AFDC...................  Allowance for Funds used During Construction
AIT....................  Nuclear Regulatory Commission Augmented
                           Inspection Team
Authority..............  Pollution Control Financing Authority of Salem
                           County
Mortgage Bonds.........  First and Refunding Mortgage Bonds
BPU....................  New Jersey Board of Public Utilities
Capital................  PSEG Capital Corporation
CEA....................  Community Energy Alternatives Incorporated
CERCLA.................  Federal Comprehensive Environmental Response,
                           Compensation and Liability Act of 1980
DOE....................  United States Department of Energy
DRIP...................  Enterprise's Dividend Reinvestment and Stock
                           Purchase Plan
EBIT...................  Earnings before interest and taxes to interest
EDC....................  Energy Development Corporation
EDHI...................  Enterprise Diversified Holdings Incorporated
EITF...................  Financial Accounting Standards Board's
                           Emerging Issues Task Force
EGDC...................  Enterprise Group Development Corporation
EMF....................  Electric and Magnetic Fields
Enterprise.............  Public Service Enterprise Group Incorporated
EPA....................  United States Environmental Protection Agency
FASB...................  Financial Accounting Standards Board
FERC...................  Federal Energy Regulatory Commission
Fuelco.................  PSE&G Fuel Corporation
Funding................  Enterprise Capital Funding Corporation
HSCA...................  Commonwealth of Pennsylvania's Hazardous Sites
                           Cleanup Act
Hope Creek.............  Hope Creek Nuclear Generating Station
IEPNJ..................  Independent Energy Producers of New Jersey
IRP....................  Integrated Electric Resource Plan
LEAC...................  Electric Levelized Energy Adjustment Clause
LGAC...................  Levelized Gas Adjustment Clause
LLRW...................  Low Level Radioactive Waste
MW.....................  Megawatts
MWH....................  Megawatthours
NEIL...................  Nuclear Electric Insurance Limited
NEPA...................  National (Federal) Energy Policy Act
NJDEP..................  New Jersey Department of Environmental Protection
NJEDA..................  New Jersey Economic Development Authority
NJGRT..................  New Jersey Gross Receipts and Franchise Tax
NJPDES.................  New Jersey Pollution Discharge Elimination System
NRC....................  Nuclear Regulatory Commission
NUGS...................  Nonutility generators
NWPA...................  Nuclear Waste Policy Act of 1982, as amended
OPEB...................  Other Postretirement Benefits
Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
PECO...................  PECO Energy Inc.

                            GLOSSARY OF TERMS - (Concluded)

   Abbreviations
    or Acronyms                              Term
- -----------------------  ----------------------------------------------------
PJM....................  Pennsylvania--New Jersey--Maryland Interconnection
PSE&G..................  Public Service Electric and Gas Company
PSRC...................  Public Service Resources Corporation
RAC ...................  Remediation Adjustment Clause
Salem..................  Salem Nuclear Generating Station, Units 1 and 2
SALP...................  Systemic Assessment of Licensee Performance
SEC....................  Securities and Exchange Commission
SFAS 106............... Statement of Financial Accounting Standards No. 106,
                          "Employers' Accounting for Postretirement Benefits Other Than Pensions"
SFAS 107............... Statement of Financial Accounting Standards No. 107,
                          "Disclosure about Fair Value of Financial Instru-
                          ments"
SFAS 115............... Statement of Financial Accounting Standards No. 115,
                          "Accounting for Certain Investments in Debt and
                           Equity Securities"
Standard...............  The BPU's nuclear performance standard established for nuclear generating stations owned by New
                            Jersey utilities
THI....................  Temperature Humidity Index
USEC...................  United States Enrichment Corporation

                                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The consolidated financial statements included herein as of June 30, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals.

                                     CONSOLIDATED STATEMENTS OF INCOME
                                           (Thousands of Dollars)
                                       Three Months Ended      Six Months Ended        Twelve Months Ended
                                             June 30,              June 30,                  June 30,
                                      -----------------------  ---------------------   ---------------------
                                         1994        1993         1994       1993         1994       1993
                                      -----------  ----------  ---------- ----------   ---------  ----------
OPERATING REVENUES
 Electric ..........................   $  902,123  $  889,772  $1,790,433  $1,761,940  $3,721,576  $3,525,584
 Gas ...............................      279,532     258,129   1,081,189     888,208   1,787,322   1,593,860
 Nonutility Activities .............       96,708      98,436     201,166     190,897     428,404     375,134
                                       ----------  ----------  ----------  ----------  ----------  ----------
     Total Operating Revenues ......    1,278,363   1,246,337   3,072,788   2,841,045   5,937,302   5,494,578
                                       ----------  ----------  ----------  ----------  ----------  ----------
OPERATING EXPENSES
 Operation
   Fuel for Electric Generation and
    Net Interchanged Power .........      158,250     167,300     325,451     353,861     688,726     746,959
    Gas Purchased and Materials
      for Gas Produced .............      163,986     158,626     624,542     487,598   1,034,829     883,546
    Other  .........................      256,803     250,277     506,643     482,653   1,036,747     948,429
 Maintenance .......................       75,437      73,757     151,912     131,080     325,235     284,709
 Depreciation and Amortization .....      157,238     149,566     312,783     297,154     615,893     629,899
 Property Impairment ...............         -           -           -           -         77,637        -
 Taxes
    Federal Income Taxes ...........       67,977      54,797     188,466     158,776     344,449     264,633
    New Jersey Gross Receipts Taxes.      125,400     124,630     316,703     304,724     609,877     589,075
    Other ..........................       20,547      18,726      44,615      40,036      80,552      72,038
                                       ----------  ----------  ----------  ----------  ----------  ----------
     Total Operating Expenses ......    1,025,638     997,679   2,471,115   2,255,882   4,813,945   4,419,288
                                       ----------  ----------  ----------  ----------  ----------  ----------
OPERATING INCOME ...................      252,725     248,658     601,673     585,163   1,123,357   1,075,290
                                       ----------  ----------  ----------  ----------  ----------  ----------
OTHER INCOME
  Allowance for Funds Used During
   Construction - Equity ...........        1,874       2,807       3,662       5,445      10,482      13,909
  Peach Bottom Settlement - net of
   Federal Income Taxes, $0, $0,
   $0, $0, $0 and ($7,023),
   respectively ....................         -           -           -           -           -        (13,632)
  Miscellaneous - net ..............        1,348       1,621       2,503       3,796      (5,071)     16,759
                                       ----------  ----------  ----------  ----------  ----------  ----------
       Total Other Income ..........        3,222       4,428       6,165       9,241       5,411      17,036
                                       ----------  ----------  ----------  ----------  ----------  ----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK .....      255,947     253,086     607,838     594,404   1,128,768   1,092,326
                                       ----------  ----------  ----------  ----------  ----------  ----------
INTEREST CHARGES
  Long-Term Debt ...................      115,947     120,260     228,059     238,984     458,195     475,930
  Short-Term Debt ..................        6,086       3,430       9,920       5,834      17,946      11,171
  Other ............................        1,624       4,637       4,475      10,360      13,669      27,214
                                       ----------  ----------  ----------  ----------  ----------  ----------
       Total Interest Charges ......      123,657     128,327     242,454     255,178     489,810     514,315
Allowance for Funds Used During
 Construction - Debt and
 Capitalized Interest ..............       (7,739)     (4,780)    (15,052)     (9,139)    (26,746)    (18,072)
                                       ----------  ----------  ----------  ----------  ----------  ----------
Net Interest Charges ...............      115,918     123,547     227,402     246,039     463,064     496,243
                                       ----------  ----------  ----------  ----------  ----------  ----------
Preferred Stock Dividend Requirements
 - PSE&G............................       10,144       9,757      20,424      18,579      39,959      35,871
                                       ----------  ----------  ----------  ----------  ----------  ----------
Income before cumulative effect of
 accounting change .................      129,885     119,782     360,012     329,786     625,745     560,212
Cumulative effect of change in
accounting for income taxes ........         -           -           -          5,414        -          5,414
                                       ----------  ----------  ----------  ----------  ----------  ----------
NET INCOME .........................   $  129,885  $  119,782  $  360,012  $  335,200  $  625,745  $  565,626
                                       ==========  ==========  ==========  ==========  ==========  ==========
SHARES OF COMMON STOCK OUTSTANDING
 End of Period .....................  244,697,930 241,737,468 244,697,930 241,737,468 244,697,930 241,737,468
 Average for Period ................  244,697,930 240,919,743 244,239,893 238,930,322 243,296,564 236,352,495

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
Before cumulative effect of accounting
 change ............................         $.53        $.49       $1.47       $1.38       $2.57       $2.37
Cumulative effect of change in accounting
 for income taxes ..................         -           -           -            .02        -            .02
                                       ----------  ----------   ---------  ----------   ---------- ----------
Total earnings per average share of common
 stock .............................         $.53        $.49       $1.47       $1.40       $2.57       $2.39
                                       ==========  ==========   =========  ==========   ========== ==========
DIVIDENDS PAID PER SHARE OF
 COMMON STOCK ......................         $.54        $.54       $1.08       $1.08       $2.16       $2.16
                                      ===========  ==========   =========  ==========   ========== ==========


See Notes to Consolidated Financial Statements.

                                         PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Thousands of Dollars)
                                                                           June 30,          June 30,      December 31,
ASSETS                                                                       1994              1993            1993
- ------                                                                   ---------------   -------------   ---------------

UTILITY PLANT - Original cost
  Electric ............................................................  $   12,193,592    $  11,671,249    $  11,920,894
  Gas .................................................................       2,227,899        2,091,472        2,177,841
  Common ..............................................................         525,102          486,872          520,285
                                                                         --------------    -------------    -------------
       Total ..........................................................      14,946,593       14,249,593       14,619,020
Less Accumulated Depreciation and Amortization ........................       4,980,410        4,595,962        4,772,942
                                                                         --------------    -------------    -------------
       Net ............................................................       9,966,183        9,653,631        9,846,078
Nuclear Fuel in Service, net of accumulated amortization -
$270,360; $254,903 and $284,162, respectively .........................         226,282          220,659          205,237
                                                                         --------------    -------------    -------------
       Net Utility Plant in Service ...................................      10,192,465        9,874,290       10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
 $52,841; $85,745 and $98,780, respectively ...........................         680,640          590,562          735,356
Plant Held for Future Use .............................................          17,913           22,949           17,709
                                                                         --------------    -------------    -------------
       Net Utility Plant ..............................................      10,891,018       10,487,801       10,804,380
                                                                         --------------    -------------    -------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of valuation allowances - $15,892; $17,548
    and $18,018, respectively .........................................       1,657,420        1,712,218        1,613,823
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation and amortization - $736,059, $688,002 and $695,791,
    respectively ......................................................         556,387          505,720          506,047
  Real Estate Property and Equipment, net of accumulated depreciation -
    $12,525; $13,435 and $10,840, respectively and net of valuation
    allowances - $22,514; $3,961 and $16,684, respectively ............         104,920          224,288          110,661
  Other Plant, net of accumulated depreciation
    and amortization - $4,149; $3,373 and $3,735, respectively ........          28,474           22,406           28,327
  Nuclear Decommissioning and Other Special Funds .....................         216,738          179,793          189,282
  Other Investments - net .............................................          91,374           76,056          120,711
                                                                         --------------    -------------    -------------
       Total Investments and Other Property ...........................       2,655,313        2,720,481        2,568,851
                                                                         --------------    -------------    -------------
CURRENT ASSETS
  Cash and Cash Equivalents ...........................................         156,643          185,882           46,880
  Accounts Receivable:
    Customer Accounts Receivable ......................................         448,371          410,801          446,629
    Other Accounts Receivable .........................................         157,620          178,092          230,373
    Less:  Allowance for Doubtful Accounts ............................          30,877           31,480           27,932
  Unbilled Revenues ...................................................         129,973          169,478          244,497
  Fuel, at average cost ...............................................         224,130          222,381          285,943
  Materials and Supplies, at average cost .............................         166,478          199,746          172,438
  Prepaid Gross Receipts Taxes ........................................         268,364           30,024             -
  Miscellaneous Current Assets ........................................          28,410           26,006           49,860
  Deferred Income Taxes ...............................................          15,868            3,070           12,934
                                                                         --------------    -------------     ------------
       Total Current Assets ...........................................       1,564,980        1,394,000        1,461,622
                                                                         --------------    -------------     ------------
DEFERRED DEBITS
  Property Abandonments - net .........................................          97,010          114,004          105,536
  Oil and Gas Property Write-Down .....................................          43,809           48,963           46,386
  Unamortized Debt Expense ............................................         126,571           76,417          121,278
  Deferred OPEB Costs (note 6) ........................................         133,334           46,473           58,593
  Under(Over) Recovered Electric Energy and Gas Costs - net ...........         161,368          (56,450)          62,034
  Unrecovered Environmental Costs (note 5) ............................         133,328          104,566          138,531
  Unrecovered Plant and Regulatory Study Costs ........................          35,412           27,820           35,196
  Deferred Decontamination and Decommissioning Costs (note 5) .........          56,546             -              56,055
  Unrecovered SFAS 109 Deferred Income Taxes ..........................         789,103          716,207          789,795
  Preliminary Survey and Investigation Charges ........................          29,156           21,670           26,292
  Other ...............................................................          29,535           41,804           30,615
                                                                         --------------    -------------     ------------
       Total Deferred Debits ..........................................       1,635,172        1,141,474        1,470,311
                                                                         --------------    -------------     ------------
       Total ..........................................................  $   16,746,483    $  15,743,756     $ 16,305,164
                                                                         ==============    =============     ============

See Notes to Consolidated Financial Statements.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS
                                               (Thousands of Dollars)


                                                                               June 30,        June 30,      December 31,
CAPITALIZATION AND LIABILITIES                                                   1994            1993            1993
- ------------------------------                                              --------------   ------------   --------------
CAPITALIZATION
  Common Equity
    Common Stock (note 3) ...............................................   $    3,801,157    $  3,707,064    $  3,772,662
    Retained Earnings ...................................................        1,456,025       1,358,284       1,361,018
                                                                            --------------    ------------    ------------
      Total Common Equity ...............................................        5,257,182       5,065,348       5,133,680
Subsidiaries' Securities and Obligations
  Preferred Stock
    Without Mandatory Redemption ........................................          459,994         429,994         429,994
    With Mandatory Redemption (note 2) ..................................          150,000         150,000         150,000
  Long-Term Debt (note 4) ...............................................        5,375,709       5,230,824       5,256,321
  Capital Lease Obligations .............................................           52,216          52,825          52,530
                                                                            --------------    ------------    ------------
      Total Capitalization ..............................................       11,295,101      10,928,991      11,022,525
                                                                            --------------    ------------    ------------

OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 5) ....................           56,546            -             56,055
  Unrecovered Environmental Costs (note 5) ..............................          108,039          87,373         111,000
                                                                            --------------    ------------    ------------
      Total Other Long-Term Liabilities .................................          164,585          87,373         167,055
                                                                            --------------    ------------    ------------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ......          482,784         730,914         168,638
  Commercial Paper and Loans ............................................          703,223         218,106         577,636
  Accounts Payable ......................................................          381,886         398,177         557,761
  New Jersey Gross Receipts Taxes Accrued ...............................             -               -            263,357
  Other Taxes Accrued ...................................................           36,206          50,507          39,610
  Interest Accrued ......................................................          113,103         114,872         107,027
  Other .................................................................          141,608         141,214         157,751
                                                                            --------------    ------------    ------------
      Total Current Liabilities .........................................        1,858,810       1,653,790       1,871,780
                                                                            --------------    ------------    ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .....................................        2,821,054       2,508,626       2,702,386
  Accumulated Deferred Investment Tax Credits ...........................          422,790         442,437         432,713
  Deferred OPEB Costs (note 6) ..........................................          133,334          46,473          58,593
  Materials and Supplies ................................................            5,762          17,932          11,847
  Other .................................................................           45,047          58,134          38,265
                                                                            --------------    ------------    ------------
      Total Deferred Credits ............................................        3,427,987       3,073,602       3,243,804
                                                                            --------------    ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 5)

      Total .............................................................   $   16,746,483    $ 15,743,756    $ 16,305,164
                                                                            ==============    ============    ============

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of Dollars)
                                                                Six Months Ended       Twelve Months Ended
                                                                    June 30,                 June 30,
                                                             ----------------------  ----------------------
                                                                1994        1993         1994        1993
                                                             ----------  ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .........................................       $  360,012  $  335,200   $  625,745   $  565,626
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and Amortization ....................          312,783     297,154      615,893      629,899
    Amortization of Nuclear Fuel .....................           44,827      52,590       94,955       99,912
    Deferral of Electric Energy and Gas
     Costs - net .....................................          (99,334)    (66,286)    (217,818)      (8,435)
    Loss from Property Impairments....................            1,330        -          77,637         -
    Cumulative Effect of Change in Accounting
      for Income Taxes ...............................             -         (5,414)        -          (5,414)
    Amortization of Discounts on Property
      Abandonments and Disallowance ..................           (3,481)     (4,105)      (7,177)     (10,178)
    Unrealized (Gains) Losses on Investments .........           (8,906)     (3,882)     (13,718)       5,875
    Provision for Deferred Income Taxes - net ........           98,964      72,059      195,311       90,971
    Investment Tax Credits - net .....................           (9,923)     (1,931)     (19,647)     (12,533)
    Allowance for Funds Used During Construction -
      Debt and Equity and Capitalized Interest .......          (18,714)    (14,584)     (37,228)     (31,981)
    Proceeds from Leasing Activities .................            3,476       3,399       14,857       16,845
    Changes in certain current assets and liabilities:
    Net decrease in Accounts Receivable and
     Unbilled Revenues ...............................          188,480     105,044       21,804       30,232
    Net decrease (increase) in Inventory - Fuel and
    Materials and Supplies ...........................           67,773      52,692       31,519      (17,224)
    Net (decrease) increase in Accounts Payable ......         (175,875)    (75,800)     (16,291)      50,843
    Net change in Prepaid/Accrued Taxes ..............         (535,125)   (576,403)    (252,641)    (261,259)
    Net change in Other Current Assets and
     Liabilities .....................................            8,449       5,521      (16,577)     (38,535)
    Other ............................................           35,189      (8,624)      13,007      (21,088)
                                                             ----------  ----------   ----------   ----------
         Net cash provided by operating
          activities .................................          268,595     166,630    1,109,631    1,083,556
                                                             ----------  ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC .........         (360,415)   (285,588)    (938,121)    (739,929)
  Additions to Oil and Gas Property, Plant and
  Equipment, excluding Capitalized Interest ..........          (92,254)    (42,193)    (138,029)     (63,221)
  Net (increase) decrease in Long-Term Investments and
   Real Estate .......................................          (12,790)    (46,915)     100,784      (96,026)
  Increase in Decommissioning and Other Special Funds,
   excluding interest ................................          (20,567)    (39,905)     (26,170)     (48,207)
  Cost of Plant Removal - net ........................          (18,688)    (17,933)     (48,546)     (41,016)
  Other ..............................................           (1,122)     (5,457)     (10,603)     (11,186)
                                                             ----------  ----------   ----------   ----------
      Net cash used in investing activities ..........         (505,836)   (437,991)  (1,060,685)    (999,585)
                                                             ----------  ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt .........          125,587    (173,876)     485,117      (96,940)
  Issuance of Long-Term Debt .........................          664,365   1,234,000    1,642,065    1,264,000
  Redemption of Long-Term Debt and Other Obligations .         (231,145)   (643,191)  (1,745,919)  (1,105,925)
  Deferral of Debt Expense - net .....................           (5,293)    (14,283)     (50,154)     (15,229)
  Issuance of Preferred Stock ........................           75,000      75,000       75,000       75,000
  Redemption of Preferred Stock ......................          (45,000)                 (45,000)
  Issuance of Common Stock ...........................           28,495     207,881       94,093      278,797
  Cash Dividends Paid on Common Stock  ...............         (263,797)   (259,741)    (525,628)    (512,401)
  Other ..............................................           (1,208)       (221)      (7,759)        (462)
                                                             ----------  ----------   ----------   ----------
     Net cash provided by (used in) financing
      activities .....................................          347,004     425,569      (78,185)    (113,160)
                                                             ----------  ----------   ----------   ----------
Net increase (decrease) in Cash and Cash Equivalents .          109,763     154,208      (29,239)     (29,189)
Cash and Cash Equivalents at Beginning of Period .....           46,880      31,674      185,882      215,071
                                                             ----------  ----------   ----------   ----------
Cash and Cash Equivalents at End of Period ...........       $  156,643  $  185,882   $  156,643   $  185,882
                                                             ==========  ==========   ==========   ==========
Income Taxes Paid ....................................       $   94,629  $   73,642   $  161,159   $  135,900
Interest Paid ........................................       $  212,025  $  232,525   $  438,456   $  472,679

See Notes to Consolidated Financial Statements.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                            (Thousands of Dollars)



                                                     Three Months Ended         Six Months Ended       Twelve Months Ended
                                                           June 30,                   June 30,                June 30,
                                                 -----------------------    -----------------------    ----------------------
                                                     1994         1993         1994          1993          1994        1993
                                                 ----------   ----------    -----------  ----------    ----------- ----------
Balance at Beginning of Period ...........       $1,458,357   $1,368,695     $1,361,018  $1,282,931    $1,358,284  $1,305,254
Add Net Income ...........................          129,885      119,782        360,012     335,200       625,745     565,626
                                                 ----------   ----------     ----------  ----------    ----------  ----------
     Total ...............................        1,588,242    1,488,477      1,721,030   1,618,131     1,984,029   1,870,880
                                                 ----------   ----------     ----------  ----------    ----------  ----------

Deduct
  Cash Dividends on Common Stock .........          132,137      130,132        263,797     259,741       525,628     512,401
  Capital Stock Expenses .................               80           61          1,208         106         2,376         195
                                                 ----------   ----------     ----------  ----------    ----------  ----------
     Total Deductions ....................          132,217      130,193        265,005     259,847       528,004     512,596
                                                 ----------   ----------     ----------  ----------    ----------  ----------
Balance at End of Period .................       $1,456,025   $1,358,284     $1,456,025  $1,358,284    $1,456,025  $1,358,284
                                                 ==========   ==========     ==========  ==========    ==========  ==========

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The consolidated financial statements included herein as of June 30, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of Public Service Electric and Gas Company's management, reflect all adjustments, consisting only of normal recurring accruals.


                                             CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)
                                                          Three Months Ended          Six Months Ended       Twelve Months Ended
                                                              June 30,                    June 30,                 June 30,
                                                      -----------------------    -----------------------  -----------------------
                                                          1994         1993         1994        1993          1994        1993
                                                      -----------  ----------    ----------  -----------  ----------   ----------
OPERATING REVENUES
  Electric ..............................             $  902,123   $  889,772    $1,790,433   $1,761,940  $3,721,576    $3,525,584
  Gas ...................................                279,532      258,129     1,081,189      888,208   1,787,322     1,593,860
                                                      ----------   ----------    ----------  -----------  ----------   -----------
       Total Operating Revenues .........              1,181,655    1,147,901     2,871,622    2,650,148   5,508,898     5,119,444
                                                      ----------   ----------    ----------  -----------  ----------   -----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation
       and Net Interchanged Power .......                158,250      167,300       325,451      353,861     688,726       746,959
    Gas Purchased and Materials for
    Gas Produced ........................                168,064      163,182       633,204      499,244   1,053,830       917,706
    Other ...............................                217,686      219,001       432,666      421,489     892,120       828,028
  Maintenance ...........................                 75,437       73,757       151,912      131,080     325,235       284,709
  Depreciation and Amortization .........                136,351      125,394       270,662      249,600     530,268       532,559
  Taxes
    Federal Income Taxes ................                 63,879       51,574       177,308      152,228     333,870       247,147
    New Jersey Gross Receipts Taxes .....                125,400      124,630       316,703      304,724     609,877       589,075
    Other ...............................                 18,363       17,007        40,478       37,132      70,939        65,212
                                                      ----------   ----------    ----------  -----------  ----------   -----------
       Total Operating Expenses .........                963,430      941,845     2,348,384    2,149,358   4,504,865     4,211,395
                                                      ----------   ----------    ----------  -----------  ----------   -----------
OPERATING INCOME ........................                218,225      206,056       523,238      500,790   1,004,033       908,049
                                                      ----------   ----------    ----------  -----------  ----------   -----------
OTHER INCOME
  Allowance for Funds Used During
  Construction - Equity .................                  1,874        2,807         3,662       5,445       10,482        13,909
  Peach Bottom Settlement - net of Federal
   Income Taxes, $0, $0, $0, $0, $0
   and ($7,023), respectively ...........                   -            -             -           -            -          (13,632)
  Miscellaneous - net ...................                  1,343        1,691         2,496       3,915       (5,260)       16,613
                                                      ----------   ----------    ----------  -----------  ----------   -----------
     Total Other Income .................                  3,217        4,498         6,158       9,360        5,222        16,890
                                                      ----------   ----------    ----------  -----------  ----------   -----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK ..........                221,442      210,554       529,396     510,150    1,009,255       924,939
                                                      ----------   ----------    ----------  -----------  ----------   -----------
INTEREST CHARGES
  Long-Term Debt ........................                 92,514       94,105       180,841     186,096      358,997       367,343
  Short-Term Debt .......................                  4,954        1,249         7,213       1,777       11,850         3,516
  Other .................................                  1,479        4,586         2,765      10,301       11,754        25,560
                                                      ----------   ----------    ----------  -----------  ----------   -----------
       Total Interest Charges ...........                 98,947       99,940       190,819     198,174      382,601       396,419
Allowance for Funds Used During
          Construction - Debt............                 (5,618)      (3,235)      (10,975)     (6,277)     (19,513)      (12,972)
                                                      ----------   ----------    ----------  -----------  ----------   -----------
Net Interest Charges ....................                 93,329       96,705       179,844     191,897      363,088       383,447
                                                      ----------   ----------    ----------  -----------  ----------   -----------
NET INCOME ..............................                128,113     113,849       349,552     318,253      646,167       541,492
                                                      ----------   ----------    ----------  -----------  ----------   -----------
Preferred Stock Dividend Requirements ...                 10,144       9,757        20,424      18,579       39,959        35,871
                                                      ----------   ----------    ----------  -----------  ----------   -----------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED .........             $  117,969   $ 104,092    $  329,128  $  299,674   $  606,208   $   505,621
                                                      ==========   ==========    ==========  ===========  ==========   ===========
See Notes to Consolidated Financial Statements.

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                                                 June 30,        June 30,       December 31,
ASSETS                                                                             1994            1993             1993
- ------                                                                       --------------   -------------    --------------

UTILITY PLANT - Original cost
  Electric .............................................................       $ 12,193,592    $ 11,671,249       $ 11,920,894
  Gas ..................................................................          2,227,899       2,091,472          2,177,841
  Common ...............................................................            525,102         486,872            520,285
                                                                               ------------    ------------       ------------
       Total ...........................................................         14,946,593      14,249,593         14,619,020
Less Accumulated Depreciation and Amortization .........................          4,980,410       4,595,962          4,772,942
                                                                               ------------    ------------       ------------
       Net .............................................................          9,966,183       9,653,631          9,846,078
  Nuclear Fuel in Service, net of accumulated amortization - $270,360;
  $254,903; $284,162, respectively .....................................            226,282         220,659            205,237
                                                                               ------------    ------------       ------------
       Net Utility Plant in Service ....................................         10,192,465       9,874,290         10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
  $52,841; $85,745; $98,780, respectively ..............................            680,640         590,562            735,356
Plant Held for Future Use ..............................................             17,913          22,949             17,709
                                                                               ------------    ------------       ------------
       Net Utility Plant ...............................................         10,891,018      10,487,801         10,804,380
                                                                               ------------    ------------       ------------
INVESTMENTS AND OTHER PROPERTY
  Other Plant, net of accumulated depreciation and amortization - $1,012;
   $670; $872, respectively ............................................             26,299          20,382             26,369
  Nuclear Decommissioning and Other Special Funds ......................            216,738         179,793            189,282
  Long-Term Investments - net ..........................................            139,100          95,431            116,554
                                                                               ------------    ------------       ------------
     Total Investments and Other Property ..............................            382,137         295,606            332,205
                                                                               ------------    ------------       ------------
CURRENT ASSETS
  Cash and Cash Equivalents ............................................            121,523         147,914             17,673
  Accounts Receivable:
    Customer Accounts Receivable .......................................            448,371         410,801            446,629
    Other Accounts Receivable ..........................................            105,390         112,297            160,729
    Less:  Allowance for Doubtful Accounts .............................             30,877          31,480             27,932
  Unbilled Revenues ....................................................            129,973         169,478            244,497
  Fuel, at average cost ................................................            224,130         222,381            285,943
  Materials and Supplies, at average cost ..............................            165,134         198,354            170,910
  Prepaid Gross Receipts Taxes .........................................            268,364          30,024               -
  Miscellaneous Current Assets .........................................             21,664          19,531             45,754
  Deferred Income Taxes ................................................             15,868           3,070             12,934
                                                                               ------------    ------------       ------------
       Total Current Assets ............................................          1,469,540       1,282,370          1,357,137
                                                                               ------------    ------------       ------------
DEFERRED DEBITS
  Property Abandonments - net ..........................................             97,010         114,004            105,536
  Oil and Gas Property Write-Down ......................................             43,809          48,963             46,386
  Unamortized Debt Expense .............................................            123,351          73,798            117,057
  Deferred OPEB Costs (note 5)..........................................            133,334          46,473             58,593
  Under(Over)Recovered Electric Energy and Gas Costs - net .............            161,368         (56,450)            62,034
  Unrecovered Environmental Costs (note 5)..............................            133,328         104,566            138,531
  Unrecovered Plant and Regulatory Study Costs .........................             35,412          27,820             35,196
  Deferred Decontamination and Decommissioning Costs (note 5) ..........             56,546            -                56,055
  Unrecovered SFAS 109 Deferred Income Taxes ...........................            789,103         716,207            789,795
  Preliminary Survey and Investigation Charges .........................             29,156          21,670             26,292
  Other ................................................................             29,535          41,798             30,609
                                                                               ------------    ------------       ------------
       Total Deferred Debits ...........................................          1,631,952       1,138,849          1,466,084
                                                                               ------------    ------------       ------------
       Total ...........................................................       $ 14,374,647    $ 13,204,626       $ 13,959,806
                                                                               ============    ============       ============

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                                 (Thousands of Dollars)
                                                                             June 30,         June 30,       December 31,
CAPITALIZATION AND LIABILITIES                                                 1994            1993              1993
- ------------------------------                                            -------------    -------------      -------------
CAPITALIZATION
Common Equity
  Common Stock ........................................................    $  2,563,003     $  2,563,003       $ 2,563,003
  Contributed Capital by Enterprise ...................................         534,395          534,395           534,395
  Retained Earnings ...................................................       1,254,553        1,152,689         1,180,532
                                                                           ------------    -------------      ------------
     Total Common Equity ..............................................       4,351,951        4,250,087         4,277,930
Preferred Stock Without Mandatory Redemption ..........................         459,994          429,994           429,994
Preferred Stock With Mandatory Redemption (note 2).....................         150,000          150,000           150,000
Long-Term Debt (note 4)................................................       4,544,509        4,196,929         4,364,437
Capital Lease Obligations .............................................          52,216           52,825            52,530
                                                                           ------------    -------------      ------------
     Total Capitalization .............................................       9,558,670        9,079,835         9,274,891
                                                                           ------------    -------------      ------------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 5) ..................          56,546             -               56,055
  Unrecovered Environmental Costs (note 5) ............................         108,039           87,373           111,000
                                                                           ------------    -------------      ------------
     Total Other Long-Term Liabilities                                          164,585           87,373           167,055
                                                                           ------------    -------------      ------------

CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ....         355,173          586,392            62,274
  Commercial Paper and Loans ..........................................         671,995          107,643           532,728
  Accounts Payable ....................................................         333,564          362,911           519,296
  Accounts Payable-Associated Companies ...............................          16,583           12,916             5,674
  New Jersey Gross Receipts Taxes Accrued .............................            -                -              263,357
  Other Taxes Accrued .................................................          35,074           26,893            33,710
  Interest Accrued ....................................................         100,462          104,689            96,257
  Other ...............................................................         116,931          114,156           122,924
                                                                           ------------     ------------      ------------
    Total Current Liabilities .........................................       1,629,782        1,315,600         1,636,220
                                                                           ------------     ------------      ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ...................................       2,442,652        2,193,153         2,368,778
  Accumulated Deferred Investment Tax Credits .........................         399,525          418,133           408,929
  Deferred OPEB Costs (note 5).........................................         133,334           46,473            58,593
  Materials and Supplies ..............................................           5,762           17,932            11,847
  Other ...............................................................          40,337           46,127            33,493
                                                                           ------------    -------------      ------------
      Total Deferred Credits ..........................................       3,021,610        2,721 818         2,881,640
                                                                           ------------    -------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 5)

      Total ...........................................................    $ 14,374,647     $ 13,204,626      $ 13,959,806
                                                                           ============     ============      ============


                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Thousands of Dollars)
                                                                                Six Months Ended         Twelve Months Ended
                                                                                     June 30,                  June 30,
                                                                            -------------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1994          1993          1994         1993
                                                                            ------------  -----------   -----------  ----------
Net Income ...............................................................   $   349,552   $   318,253  $   646,167  $   541,492
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Depreciation and Amortization .........................................       270,662       249,600      530,268      532,559
   Amortization of Nuclear Fuel ..........................................        44,827        52,590       94,955       99,912
   Deferral of Electric Energy and Gas Costs - net .......................       (99,334)      (66,286)    (217,818)      (8,435)
   Amortization of Discounts on Property Abandonments and Disallowance ...        (3,481)       (4,105)      (7,177)     (10,178)
   Provision for Deferred Income Taxes - net .............................        74,566        73,831      176,603       75,598
   Investment Tax Credits - net ..........................................        (9,404)       (9,204)     (18,608)     (19,089)
   Allowance for Funds Used During Construction - Debt and Equity ........       (14,637)      (11,722)     (29,995)     (26,881)
Changes in certain current assets and liabilities:
   Net decrease in Accounts Receivable and Unbilled Revenues .............       171,066        83,874        8,239       48,808
   Net decrease (increase) in Inventory - Fuel and Materials and Supplies.        67,589        53,038       31,471      (17,004)
   Net (decrease) increase in Accounts Payable ...........................      (174,823)      (77,269)     (25,680)      63,879
   Net change in Prepaid/Accrued Taxes ...................................      (530,357)     (586,317)    (230,159)    (274,066)
   Net change in Other Current Assets and Liabilities ....................        19,368         7,961      (16,383)     (56,211)
   Other .................................................................           442       (18,323)     (18,677)     (26,628)
                                                                             -----------   -----------  -----------  -----------
       Net cash provided by operating activities .........................       166,036        65,921      923,206      923,756
                                                                             -----------   -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC .............................      (360,415)     (285,588)    (938,121)    (739,929)
  Net increase in Long-Term Investments ..................................       (22,546)      (17,868)     (43,669)     (30,462)
  Increase in Decommissioning and Other Special Funds, excluding
   interest ..............................................................       (20,567)      (39,904)     (26,171)     (48,206)
  Cost of Plant Removal - net ............................................       (18,688)      (17,933)     (48,546)     (41,016)
  Other ..................................................................           (70)       (4,337)      (9,340)      (8,909)
                                                                             -----------   -----------  -----------  -----------
       Net cash used in investing activities .............................      (422,286)     (365,630)  (1,065,847)    (868,522)
                                                                             -----------   -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt .............................       139,267      (149,893)     564,352      (15,660)
  Issuance of Long-Term Debt .............................................       664,365     1,164,000    1,537,065    1,164,000
  Redemption of Long-Term Debt and Other Obligations .....................      (191,708)     (551,308)  (1,421,313)  (1,013,372)
  Deferral of Debt Expense - net .........................................        (6,294)      (14,874)     (49,553)     (15,229)
  Issuance of Preferred Stock ............................................        75,000        75,000       75,000       75,000
  Redemption of Preferred Stock ..........................................       (45,000)         -         (45,000)        -
  Contributed Capital by Enterprise ......................................          -          174,670                   244,870
  Cash Dividends Paid ....................................................      (274,324)     (262,779)    (542,859)    (521,181)
  Other ..................................................................        (1,206)         (519)      (1,442)      (1,444)
                                                                             -----------   -----------  -----------  -----------
       Net cash provided by (used in) financing activities ...............       360,100       434,297      116,250      (83,016)
                                                                             -----------   -----------  -----------  -----------
Net increase (decrease) in Cash and Cash Equivalents .....................       103,850       134,588      (26,391)     (27,782)
Cash and Cash Equivalents at Beginning of Period .........................        17,673        13,326      147,914      175,696
                                                                             -----------   -----------  -----------  -----------
Cash and Cash Equivalents at End of Period ...............................   $   121,523   $   147,914  $   121,523  $   147,914
                                                                             ===========   ===========  ===========  ===========
Income Taxes Paid ........................................................   $   106,450   $    94,972  $   184,347  $   185,845
Interest Paid ............................................................   $   167,350   $   178,296  $   345,674  $   363,632

                                       PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                   (Thousands of Dollars)


                                             Three Months Ended          Six Months Ended       Twelve Months Ended
                                                  June 30,                 June 30,                  June 30,
                                           -----------------------  ------------------------    ---------------------
                                              1994        1993         1994          1993         1994       1993
                                           ----------  -----------  -----------   ----------   ----------  ----------
Balance at Beginning of Period ..          $1,261,863   $1,173,841   $1,180,532   $1,097,734   $1,152,689  $1,132,975
Add Net Income ..................             128,113      113,849      349,552      318,253      646,167     541,492
                                           ----------   ----------   ----------   ----------   ----------  ----------
     Total ......................           1,389,976    1,287,690    1,530,084    1,415,987    1,798,856   1,674,467
                                           ----------   ----------   ----------   ----------   ----------  ----------
Deduct:
  Cash Dividends
  Preferred Stock, at
   required rates ...............              10,144        9,758       20,424       18,579       39,959      35,981
  Common Stock ..................             125,200      125,200      253,900      244,200      502,900     485,200
  Capital Stock Expenses ........                  79           43        1,207          519        1,444         597
                                           ----------  -----------   ----------   ----------   ----------  ----------
     Total Deductions ...........             135,423      135,001      275,531      263,298      544,303     521,778
                                           ----------  -----------   ----------   ----------   ----------  ----------

Balance at End of Period ........          $1,254,553   $1,152,689   $1,254,553   $1,152,689   $1,254,553  $1,152,689
                                           ==========  ===========   ==========   ===========  ==========  ==========

               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

    Effective July 1994, the Board of Regulatory Commissioners changed its name to Board of Public Utilities (BPU).

REMEDIATION ADJUSTMENT CLAUSE

    In accordance with the BPU Order dated September 15, 1993 and the BPU approved Technical Conference Stipulation dated January 13, 1994, PSE&G proposes to recover, effective October 1, 1994, $3.7 million from its gas customers and $2.4 million from its electric customers for costs incurred during the period October 1, 1992 through July 31, 1994 with respect to PSE&G's Manufactured Gas Plant Remediation Program (Remediation Program).
Pursuant to the above referenced Board Order and Technical Conference
Stipulation costs are to be included in a Remedication Adjustment Clause
(RAC) and are amortized over a rolling 7 year period, 60 percent to be recovered through the gas RAC and the remaining 40 percent to be recovered through the electric RAC. This Remediation Program has been and continues to be carried out under the direction and supervision of the New Jersey
Department of Environmental Protection (NJDEP). (See Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements).

    The affected gas customers include firm, interruptible, transportation and cogeneration contract customers. For firm gas rate schedules, the charge will be included in PSE&G's Levelized Gas Adjustment Clause (LGAC) and results in an approximate increase of 0.2 percent. The BPU-directed allocations of the proposed increase to the non-firm customers have been included in increased tariffs.

    The affected electric customers rate schedules will increase by approximately 0.1 percent for recovery of these RAC costs through the Levelized Energy Adjustment Clause (LEAC).

LGAC

    On April 25, 1994, the BPU approved a LGAC settlement which provided for an increase of $75.3 million for the approximate ten-month period ending
September 30, 1994. This approval resolved the remaining issues in the LGAC proceeding and the LGAC interim rate which went into effect December 8, 1993.

    On July 1, 1994, PSE&G petitioned the BPU to increase its LGAC rates to recover an additional $23.7 million, to be effective October 1, 1994. The requested increase results primarily from an expected slight increase in the cost of gas, together with an expected increase in Demand Side Management costs incurred in accordance with the BPU's approved regulations. As part of its LGAC filing, PSE&G has requested a decrease in its prices for off-peak use for certain rate schedules of approximately five cents per therm.


               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

LEAC

    On July 1, 1994, PSE&G petitioned the BPU to increase its LEAC rates, effective October 1, 1994, to recover an additional $130 million of energy costs. A significant part of the need for an increase is the larger percentage of its power that PSE&G is obligated to purchase under prior BPU approved contracts with non-regulated power producers.

    On July 7, 1994, the BPU approved a Stipulation which made permanent the LEAC rates that went into effect on January 1, 1993 on an interim basis and closed out the previous LEAC for the period ending December 31, 1992. The
Stipulation also provides a credit of $2.5 million to the deferred fuel balance for LEAC customers in resolution of all outstanding issues related to the November 9, 1991 Salem 2 turbine generator outage and a credit of $1.3 million to reflect an adjustment of partially estimated New Jersey Gross
Receipts and Franchise Tax (NJGRT) unit tax rates to actual unit tax rates.
This adjustment affected the deferred fuel balance.

NOTE 2.  PREFERRED STOCK

     In February 1994, PSE&G issued and sold 600,000 shares of its 6.92%
Cumulative Preferred Stock ($100 Par) and 600,000 shares of its 6.75%
Cumulative Preferred Stock -$25 Par. The net proceeds from the sale of the 6.92% Cumulative Preferred Stock ($100 Par) were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, primarily incurred to fund a portion of its construction expenditures. The net proceeds from the sale of the 6.75% Cumulative
Preferred Stock - $25 Par were used by PSE&G to redeem the 150,000 shares outstanding of its 8.08% Cumulative Preferred Stock ($100 Par) on March 1,
1994. In addition, PSE&G redeemed on March 1, 1994 all of the 300,000 shares outstanding of its 8.16% Cumulative Preferred Stock ($100 Par).

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.  COMMON STOCK

     As of June 30, 1994 and December 31, 1993, 244,697,930 shares and
243,688,256 shares, respectively, of Enterprise Common Stock (Common Stock) were outstanding. This increase was due to the issuance of an aggregate
1,009,674 shares for approximately $28 million through Enterprise's Dividend
Reinvestment and Stock Purchase Plan (DRIP) and Employee Stock Purchase Plan.
All of such Common Stock was issued during the first quarter of 1994.

NOTE 4.  LONG-TERM DEBT

     Enterprise's long-term debt aggregated $5.376 billion as of June 30, 1994, of which $4.545 billion was attributable to PSE&G and $831 million to Enterprise Diversified Holdings Incorporated (EDHI), the parent of
Enterprise's nonutility businesses.

    On February 10, 1994, PSE&G issued $50 million of its 5.45% Pollution
Control Series O First and Refunding Mortgage Bonds (Mortgage Bonds) due 2032 to service and secure an equal principal amount of tax exempt revenue bonds issued by the Pollution Control Financing Authority of Salem County
(Authority), issued for the purpose of financing certain pollution control facilities at Hope Creek Generating Station.

    On March 1, 1994, PSE&G redeemed $60 million outstanding principal amount of its Mortgage Bonds 4-5/8% Series due 1994. On March 15, 1994,
PSE&G issued the following series of its Mortgage Bonds: $175 million principal amount 7-3/8% Series TT due 2014 and $175 million principal amount
6-3/4% Series UU due 2006. The net proceeds from the sale of the Series TT and UU Mortgage Bonds were used by PSE&G to finance a portion of its current construction program and to reimburse PSE&G's treasury for funds expended to refund and redeem certain debt obligations, including the payment of short-term debt obligations incurred for such purposes.

    On May 23, 1994, PSE&G issued the following Series of Medium-Term Notes,
Series A (MTN's): $43.5 million 8.10% due 2009 and $16.5 million 8.16% due
2009. The net proceeds from the sale of the MTN's were added to the general funds of PSE&G and were used to finance a portion of its current construction program and to reimburse the treasury for funds expended to refund and redeem and/or defease certain debt obligations including the payment of short-term debt obligations incurred for such purposes.


              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4.  LONG-TERM DEBT - (Concluded)

    On May 25, 1994, PSE&G issued $100 million of its Mortgage Bonds 6.40%
Pollution Control Series P Mortgage Bonds due 2032 to service and secure an equal principal amount of tax exempt revenue bonds issued by the New Jersey
Economic Development Authority (NJEDA), issued for the purpose of financing certain pollution control facilities at Hope Creek Generating Station. Also, on May 26, 1994, PSE&G entered into an escrow agreement to defease in substance $122.5 million principal amount of its Mortgage Bonds, 9.75% Series
AA due 2020. In accordance with the escrow agreement, PSE&G deposited a portfolio of United States treasury securities with a trustee sufficient to service its obligations for the Series AA Mortgage Bonds, including redemption on July 1, 1995 at 108.07% of principal amount. A portion of the portfolio of securities was acquired with the funds borrowed from the NJEDA.

    On June 28, 1994, PSE&G issued $104,365,000 of its 6.25% Pollution
Control Series Q Mortgage Bonds due 2031 to service and secure an equal principal amount of tax exempt revenue bonds issued by the Authority, for the purpose of redeeming the $104,365,000 outstanding aggregate principal amount of the Authority's 10.5% Pollution Control Revenue Bonds, 1984 Series A
(Public Service Electric and Gas Company Project) (1984 Series A Bonds) at the regular redemption price of 102.00% of principal amount. The 1984 Series
A Bonds were serviced and secured by an equal principal amount of PSE&G's
Mortgage Bonds, Pollution Control Series F with like maturity, terms and rate, both of which were redeemed on July 1, 1994.

    The Authority has announced its intention to redeem the outstanding
$87.9 million aggregate principal amount of its 10 3/8% Pollution Control
Revenue Bonds, 1984 Series B (Public Service Electric and Gas Company
Project) due 2014, ("1984 Series B Bonds"), on September 1, 1994 at a price of 102.00% of principal. The 1984 Series B Bonds are serviced and secured by PSE&G's Pollution Control Series G Bonds with like maturity, terms and rate and which will be redeemed on the same date.

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR PERFORMANCE STANDARD

     The BPU has established a nuclear performance standard (Standard) for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem --
42.59%; Hope Creek -- 95%; and Peach Bottom -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy Inc., formerly
Philadelphia Electric Company, (PECO).

     The penalty/reward under the Standard is a percentage of replacement power costs. (See table below.) The Standard provides that the penalties will be calculated to the edge of each capacity factor range. For example, a 30% penalty applies to replacement power costs incurred in the 55% to 65% range and a 40% penalty applies to replacement power costs in the 45% to 55% range.


CAPACITY FACTOR RANGE                                   REWARD     PENALTY
- ------------------------------------------------------  ------     -------
Equal to or greater than 75%..........................     30%        --
Equal to or greater than 65% and less than 75%........    None        None
Equal to or greater than 55% and less than 65%........    --           30%
Equal to or greater than 45% and less than 55%........    --           40%
Equal to or greater than 40% and less than 45%........    --           50%
Below 40%.............................................      BPU Intervenes

     Under the Standard, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the Standard does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the Standard. During 1993, the five nuclear units in which PSE&G has an ownership

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR PERFORMANCE STANDARD (Concluded)

interest aggregated a 77% combined capacity factor. In accordance with the Standard, PSE&G's combined capacity factor exceeded the 75% reward threshold, entitling PSE&G to a reward of approximately $3.9 million. PSE&G has petitioned the BPU to recover this reward through the LEAC commencing October 1, 1994. PSE&G expects that the 1994 capacity factor under the Standard will exceed 65%, although no assurances can be given.

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                    PSE&G
                                                                   MAXIMUM
                                                                 ASSESSMENTS
                                                      TOTAL         FOR A
                                                      SITE          SINGLE
   TYPE AND SOURCE OF COVERAGES                     COVERAGES      INCIDENT
- --------------------------------------------------  ---------     ----------
                                                       (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers........................  $  200.0       $   --
 Indemnity(A).....................................   8,958.1        210.2
                                                    --------     --------
                                                    $9,158.1 (B)   $210.2
                                                    --------     --------
Nuclear Worker Liability:
 American Nuclear Insurers(C).....................  $  200.0       $  8.2
                                                    --------     --------
Property Damage:
 Nuclear Mutual Limited(D)........................  $  500.0       $ 14.9
 American Nuclear Insurers........................     765.0 (E)       --
 Nuclear Electric Insurance Ltd. (NEIL I).........      85.0 (F)       --
 Nuclear Electric Insurance Ltd.  (NEIL I)..........   1,400.0 (G)   10.9 (H)
                                                    --------     --------
                                                    $2,750.0       $ 25.8
                                                    --------     --------
Replacement Power:
 Nuclear Electric Insurance Ltd...................  $    3.5 (I)   $ 11.3
                    21
              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.2 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price-Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 million per reactor per incident, payable at $10 million per

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS (Concluded)

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

    PSE&G purchases all the property insurance available, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Under the terms of the various insurance agreements, PSE&G could be subject to a maximum retrospective assessment for a single incident of up to $25.8 million. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the Nuclear Regulatory Commission (NRC) suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

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

PSE&G URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

    In accordance with the National Energy Policy Act of 1992 (NEPA), domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of enrichment services from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation (USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected. Under this legislation, PSE&G's obligation for its interest in both PSE&G's operated facilities consisting of Salem and Hope Creek, and PECO's operated facilities consisting of Peach Bottom, is $65.2 million. To date PSE&G has paid $8.7 million, resulting in a balance of $56.5 million. While PSE&G expects to recover its costs in the LEAC commencing October 1, 1994, it cannot predict the outcome, amount or timing
of any recovery associated with this matter.            23
              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

CONSTRUCTION AND FUEL SUPPLIES

    PSE&G has substantial commitments as part of its ongoing construction program which includes capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business plans, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an Integrated Electric Resource Plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and Demand Side Management
(DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of cogeneration and other nonutility capacity projected to be available.

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

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

SALEM STATION

    The NJDEP draft permit issued October 3, 1990 pursuant to the Federal Water Pollution Control Act with respect to Salem 1 and 2 which, if adopted as proposed, would have required the immediate shutdown of both units pending retrofit with cooling towers. On June 24, 1993, NJDEP issued a revised draft permit that permitted Salem to continue to operate with once-through cooling and require PSE&G to make certain plant modifications and to take certain other actions to enhance the ecology of the affected water body. The final five year permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994, effective September 1, 1994. The revised draft permit had been opposed by various entities including environmental groups and PSE&G cannot predict whether any appeals of the final permit will be filed. The EPA has authority to review the issuance of
the final permit issued by the NJDEP.   Additional permits from various
agencies will be required for implementation of certain of the measures required under the permit, as to which no assurances can be given. Estimated capital cost of compliance with the final permit is approximately $100 million, of which PSE&G's share would be 42.59% and is included in our capital spending plans.

BERGEN STATION REPOWERING

    PSE&G is presently engaged in Phase I of a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by the NJDEP on May 27, 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility. Phase II of the project, if it is undertaken by PSE&G, would increase the capacity of Bergen by an additional 650 MW.

    On July 12, 1993, the Independent Energy Producers of New Jersey
(IEPNJ), an association of competitors of PSE&G appealed the NJDEP's issuance of the air permit for Phase I of the project to the Appellate Division of the New Jersey Superior Court, alleging that PSE&G is first required to obtain a Certificate of Need (CON) under the New Jersey Need Assessment Act (Need Assessment Act). The NJDEP determined that the Need Assessment Act was inapplicable to this renovation project and as more fully described below the Appellate Division affirmed this determination on July 8, 1994. Obtaining a CON would be a complex procedure entailing proceedings of at least a two year duration before the NJDEP, the outcome of which could not be assured. As of June 30, 1994, Phase I of the renovation project was about 76% complete and PSE&G had spent approximately $218 million on this effort. The final cost is estimated to be approximately $400 million.

            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

BERGEN STATION REPOWERING (Concluded)

    On July 8, 1994, the Appellate Division issued a decision affirming the determination of the NJDEP that a CON was not required for Phase I of the project. The Appellate Division, however, concluded that the NJDEP erred by granting a conditional air pollution control permit for Phase II of the project and accordingly, remanded this matter to NJDEP for modification of the permit to indicate that it only applies to Phase I. By Notice of Petition for Certification dated July 27, 1994, IEPNJ petitioned the Supreme Court of New Jersey for review of the Appellate Division decision that a CON was not required for Phase I of the project. PSE&G has opposed this appeal. Review by the Supreme Court of New Jersey of this matter as discretionary. PSE&G believes that a CON is not required for Phase I of the project. However, if a CON were ultimately required by the courts after exhaustion of all appeals, the permits needed to operate the plant could not be issued until after a CON was obtained. PSE&G intends to continue this renovation project and to vigorously defend its position through all available means.

ENVIRONMENT

GENERAL

    Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to be material.

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES (Concluded)

ENVIRONMENT (Concluded)

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM (Concluded)

    In March 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at its former gas plant sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material.

    Costs incurred through June 30, 1994 for the Remediation Program amounted to $47.2 million, net of insurance recoveries. In addition, at June 30, 1994, PSE&G's liability for estimated remediation costs, net of insurance recoveries, through March 31, 1996 aggregated $108.0 million. In accordance with a Stipulation approved by the BPU on January 21, 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992, net of insurance recoveries, over a six-year period. PSE&G will recover $5.3 million in each of its next three LGAC periods ending in 1996, net of insurance recoveries. The regulatory treatment of the remediation costs covered by this Stipulation was not changed in the BPU's September 15, 1993 written order, allowing continued collection under the terms of the January 21, 1992 Stipulation. The decision of September 15, 1993 concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 were subject to audit and verification in PSE&G's 1992-93 LGAC. The audit has been completed and resulted in no disallowance of any costs. The order also approved a mechanism for costs incurred since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through PSE&G's LEAC and LGAC, with 60% charged to gas customers and 40% charged to electric customers. (See Note 1 - Rate Matters
- - Remediation Adjustment Clause).

    In November 1988, PSE&G filed suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. PSE&G has settled its claim with one insurer and there is a trial scheduled for January 1995 with the remaining insurers. Pending full recovery of Remediation Program costs through rates or under its insurance policies, neither of which can be assured, PSE&G will be required to finance the unreimbursed costs of its Remediation Program.

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

NOTE 6.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    In accordance with SFAS 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", the BPU's December 31, 1992 base rate order, provided that (1) PSE&G's pay-as-you-go basis Other Postretirement Benefits will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis; (2) prudently incurred Postretirement Benefits costs, that are accounted for on an accrual basis in accordance with Statement of Financial Accounting Standards (SFAS) 106, will be recoverable in future rates; and (3) PSE&G should account for the differences between its Postretirement Benefits costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset. During January 1993 and subsequent to the receipt of the Order, the Financial Accounting Standards Board EITF concluded that deferral of such costs is acceptable provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. PSE&G intends to request the BPU for full SFAS 106 recovery in accordance with the EITF's view of such standard and believes that it is probable that any deferred costs will be recovered from utility customers within such twenty year time period. Accordingly, PSE&G is accounting for the differences between its SFAS 106 accruals cost and the cash cost currently recovered through rates as a regulatory asset. PSE&G's accrued Postretirement Benefits costs which have been deferred were $133.3 million at June 30, 1994.

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

    As of June 30, 1994, PSE&G comprised 86% of Enterprise assets. For the three, six and twelve month periods ended June 30, 1994, PSE&G's revenues were 92%, 93% and 93%, respectively, of Enterprise's revenues and PSE&G's earnings available to Enterprise for such periods were 91%, 91% and 97%, respectively, of Enterprise's net income.

COMPETITION

    Ongoing initiatives affecting PSE&G's electric and gas utility businesses associated with the continuing transition to a competitive market environment will have an increasingly significant impact on Enterprise and PSE&G. Federal legislation, including the National Energy Policy Act (NEPA), as well as regulatory initiatives at both the Federal and state levels that are designed to promote competition and lessen regulation of the energy supply industry can be expected to result in additional pressures on sales retention due to energy prices, especially with respect to larger industrial and commercial customers. Growth potential is limited in PSE&G's mature service territory.

    The shifting of rate regulation from traditional concepts based upon rate base rate of return to concepts based upon market competition and service appears to be accelerating. As a result, added emphasis will be placed upon cost containment, and utilities and their regulators will need to develop flexible ratemaking strategies to minimize adverse impacts which might otherwise occur to revenues and earnings and maximize potential opportunities presented by deregulation. The manner in which regulators address evolving competitive issues will also affect utility credit quality.

    This transition to a competitive market environment may also affect utilities' asset values as a result of changes from traditional utility ratemaking. A shift to a market-price determination of asset values could result in transition costs and create "stranded assets". Such assets could include electric generating units constituting excess capacity, less efficient units whose cost may be too high to be fully supported by competitively set rates, and certain regulatory assets whose costs may not be fully recoverable in a deregulated environment. If changes in rate regulation ultimately require a recognition of any such stranded assets, write-downs for utilities, including PSE&G, may occur. At this time management cannot predict the level of transition costs or stranded assets resulting from industry deregulation, if any, or whether utility regulators will allow recovery of any such transition costs from customers. However, such amounts could be material.

                              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                          AND RESULTS OF OPERATIONS


ENTERPRISE EARNINGS

    Earnings per share of Enterprise Common Stock were 53 cents, $1.47, and $2.57 for the three, six and twelve months ended June
30, 1994, an increase per share of 4 cents, 7 cents and 18 cents respectively from the comparable 1993 periods, after giving effect to the issuance of additional shares of Common Stock.  (See Liquidity and Capital Resources - External Financing.)  The changes are summarized as follows:

                                                         Increase or (Decrease)
                                   ---------------------------------------------------------------
                                    Three Months Ended     Six Months Ended   Twelve Months Ended
                                         June 30,              June 30,            June 30,
                                      1994 vs. 1993        1994 vs. 1993        1994 vs. 1993
                                   -------------------  --------------------  -------------------
                                                Per                  Per                   Per
                                   Millions    Share    Millions    Share     Millions    Share
                                   --------  ---------  --------  ---------   --------  ---------
PSE&G
Revenues (net of fuel costs
 and gross receipts taxes) ......   $ 41     $0.17       $ 104     $ 0.44      $ 284    $ 1.20
Other operation expenses ........      2      0.01         (11)     (0.05)       (64)    (0.27)
Maintenance expenses ............     (2)    (0.01)        (21)     (0.09)       (41)    (0.17)
Depreciation and
 Amortization expenses (excluding
  property losses and abandonments)  (10)    (0.04)        (16)     (0.06)       (23)    (0.10)
Federal income taxes ............    (16)    (0.07)        (25)     (0.11)       (86)    (0.37)
Peach Bottom Settlement - net
  of Federal income taxes of $0,
  $0 million and ($7) million,
  respectively ..................      -         -           -          -         14      0.06
Interest charges ................      4      0.02          13       0.05         20      0.08
Other income ....................     (4)    (0.02)         (7)     (0.03)        (3)    (0.01)
Other ...........................      -         -          (5)     (0.02)         4      0.02
Preferred stock dividend require-
  ments .........................     (1)        -          (2)     (0.01)        (4)    (0.02)
                                    ----      ----       -----     ------      -----    ------
   Earnings Available to
    Enterprise ..................     14      0.06          30       0.12        101      0.42
                                    ----      ----       -----     ------      -----    -------
   EDHI..........................     (4)    (0.02)         (5)     (0.02)       (41)    (0.17)
                                    ----     -----       -----     ------      -----    ------
Net Income ......................   $ 10      0.04       $  25       0.10      $  60      0.25
                                    ====     -----       =====     ------      =====    ------
Effect of additional shares of
  Enterprise Common Stock .......                -                  (0.03)               (0.07)
                                             -----                 ------               ------
  Total .........................            $0.04                 $ 0.07               $ 0.18
                                             =====                 ======               ======
Average Shares of Common Stock
  Outstanding 1993 ..............      240,919,743            238,930,322          236,352,495
Average Shares of Common Stock
  Outstanding 1994 ..............      244,697,930            244,239,893          243,296,564

                    30
                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Continued)

  PSE&G

    PSE&G's earnings available to Enterprise increased $14 million, or 13%, for the quarter ended June 30, 1994 from the quarter ended June 30, 1993. The increase was principally due to weather related electric and gas sales during the second quarter of 1994. Also contributing to the increase in earnings were lower interest charges resulting from refinancing of debt at lower interest rates and lower other operation expenses (primarily lower property insurance and distribution expenses). The increased earnings were partially offset by increased federal income taxes resulting from higher pre-tax income, higher depreciation and amortization expenses and higher maintenance expenses at the Hope Creek nuclear station due to the spring 1994 refueling outage.

    PSE&G's earnings available to Enterprise increased $30 million, or 10% for the six months ended June 30, 1994 from the comparable six month period ended June 30, 1993. The increase was primarily due to weather-related increases in residential and commercial sales. There were increases in electric (kilowatthour) and gas (therm) sales of 2.6% and 8.5%, respectively. In addition, lower interest charges resulting from refinancing debt at lower interest rates contributed to the increase in earnings. The major factors offsetting this increase were higher federal income taxes due to higher pre-tax income, higher depreciation and amortization expenses and higher maintenance expenses at the Hope Creek nuclear station due to the spring 1994 refueling outage.

    Excluding the $14 million net effect of the 1992 settlement of litigation against PECO in connection with the 1987 shutdown of Peach Bottom by the NRC, PSE&G's earnings available to Enterprise increased $87 million or 17%, for the twelve month period ended June 30, 1994 from the comparable twelve month period of 1993. The principal factors contributing to the increase were PSE&G's higher electric and gas base rates that became effective January 1, 1993 and increased weather-related electric and gas sales. In addition, lower interest charges resulting from refinancing of debt at lower interest rates contributed to the increase in earnings. Partially offsetting the increase in earnings were higher federal income taxes resulting from higher pre-tax income, higher other operation expenses (comprised primarily of labor, employee benefits costs, and miscellaneous nuclear production costs) and increased maintenance expenses at the Hope Creek nuclear station due to the spring 1994 refueling outage.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Concluded)

  EDHI

    EDHI's decrease in net income of $4 million, or 24%, for the quarter ended June 30, 1994 compared to the quarter ended June 30, 1993 was primarily due to lower gas volumes and oil prices for EDC. Partially offsetting the decrease was higher income from PSRC's security investments.

    EDHI's net income for the six month period ended June 30, 1994 decreased $5 million, or 13%, from the comparable six month period ended June 30, 1993. The primary factors contributing to the decrease were lower gas volumes and oil prices. Partially offsetting the decrease was higher income from PSRC's security investments.

    Excluding the 1993 property impairment related to certain of EGDC's properties, which reduced net income by $51 million, EDHI's net income for the twelve month period ended June 30, 1994 increased by $10 million, or 17%, compared to the twelve month period ended June 30, 1993. The increase was due principally to PSRC's higher income from security investments and improved capacity factors at certain CEA projects, partially offset by lower EDC gas volumes and oil prices.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

DIVIDENDS

    Dividends paid to holders of Enterprise Common Stock during the three, six and twelve month periods ended June 30, 1994 increased $2 million, $4.1 million and $13.2 million, respectively, over the comparable 1993 periods. The increase in dividend payments was due to the issuance of additional shares of Enterprise Common Stock. (See Liquidity and Capital Resources.)

    Dividends paid to holders of PSE&G's Preferred Stock, during the three, six and twelve month periods ended June 30, 1994 increased $387 thousand, $1.8 million and $4 million over the comparable 1993 periods. The increase in such dividend payments was due to the issuance of additional shares of PSE&G's Preferred Stock, partially offset by lower dividend payment rates on certain preferred stock issues resulting from refundings. (See Liquidity and Capital Resources.)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES

  PSE&G ELECTRIC

    Revenues increased $12 million, or 1%, during the three months ended June 30, 1994, $28 million, or 2%, during the first half of 1994 and $196 million, or 6%, during the twelve months ended June 30, 1994 over the similar periods ended June 30, 1993. The significant components of these changes follow:


                                                     Increase or (Decrease)
                                 -----------------------------------------------------------
                                 Three Months Ended   Six Months Ended   Twelve Months Ended
                                      June 30,             June 30,           June 30,
                                   1994 vs. 1993        1994 vs. 1993       1994 vs. 1993
                                 ------------------   ----------------  --------------------
                                                          (Millions)
Kilowatthour sales .............      $  22                $  53             $ 108
Base rate increase effective
  January 1, 1993 ..............          -                    -               126
Recovery of energy costs .......        (10)                 (28)              (52)
NJGRT ..........................          1                    3                15
Other operating revenues .......         (1)                   -                (1)
                                      -----                -----             -----
  Total Electric Revenues ......      $  12                $  28             $ 196
                                      =====                =====             =====

Changes in kilowatthour sales by customer category are described below:
                                                 Increase or (Decrease)
                              -------------------------------------------------------------
                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    June 30,              June 30,            June 30,
                                 1994 vs. 1993         1994 vs. 1993       1994 vs. 1993
                              ------------------     ----------------  --------------------
Residential ...................      4.8%                  3.4%             8.1%
Commercial ....................      1.4                   2.9              3.2
Industrial ....................      2.1                   1.1              0.3
Non-Jurisdictional ............    (43.2)                (45.9)           (24.8)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Continued)

  PSE&G ELECTRIC - (Concluded)

    The 1% and 2% increases in revenues during the three and six month periods ended June 30, 1994, respectively, were primarily due to greater sales to residential, commercial and industrial customers resulting from favorable 1994 weather conditions and continued improvement in New Jersey's economy.  Contributing to the 6% increase in revenues for the twelve months ended June 30,
1994, were the base rate increase which became effective January 1, 1993 and greater sales to residential, commercial and industrial customers due to 1994 weather and improvement in the New Jersey economy.

  PSE&G GAS

    Revenues increased $21 million, or 8% during the three months ended June 30, 1994, $193 million, or 22%, during the first half of 1994 and $193 million or 12% during the twelve month period ended June 30, 1994 compared to the similar periods ended June 30,
1993. The significant components of these changes follow:

                                               Increase or (Decrease)
                                -----------------------------------------------------------
                                Three Months Ended   Six Months Ended  Twelve Months Ended
                                     June 30,            June 30,          June 30,
                                  1994 vs. 1993       1994 vs. 1993      1994 vs. 1993
                                ------------------   ----------------  -------------------
                                                         (Millions)
Therm sales ...................       $ 18                 $ 49              $ 33
Base rate increase effective
 January 1, 1993 ..............          -                    -                26
Recovery of fuel related costs.          5                  134               134
NJGRT .........................          -                    9                 6
Other operating revenues ......         (2)                   1                (6)
                                      ----                 ----              ----
   Total Gas Revenues .........       $ 21                 $193              $193
                                      ====                 ====              ====

                               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Continued)
  PSE&G GAS - (Concluded)

Changes in gas sold or transported by customer category are described below:

                                               Increase or (Decrease)
                         ------------------------------------------------------------
                         Three Months Ended    Six Months Ended   Twelve Months Ended
                              June 30,              June 30,           June 30,
                           1994 vs. 1993         1994 vs. 1993      1994 vs. 1993
                         -------------------   ----------------   -------------------
Residential ............       3.5%                 10.3%                5.7%
Commercial .............      (6.0)                  4.3                 2.2
Industrial .............       5.9                   9.7                10.3
Transportation Service .       3.6                  (8.0)               (5.2)

    The gas revenue increase of 8% for the quarter ended June 30, 1994 from the comparable quarter of 1993 is primarily due to an increase in industrial cogeneration sales as a result of increased average customer usage, partially offset by a decrease in firm sales.

    The gas revenue increase of 22% and 12% for the six and twelve month period ended June 30, 1994, respectively, from the comparable periods of 1993 is primarily attributable to an increase in the recovery of fuel costs principally due to higher fuel rates and significantly lower customer refunds. Residential, commercial and industrial sales increased due to favorable weather conditions and an improving economy.  Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage for electric generation continues to increase.  Also contributing to the increase in revenues for the twelve months ended June 30, 1994, was the base rate revenue increase which became effective January 1, 1993.




                               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS - (Continued)

Revenues - (Concluded)

  EDHI

    EDHI revenues decreased $2 million, or 2%, during the second quarter of 1994 from the second quarter of 1993, revenues increased $7 million, or 4%, during the first half of 1994 over the first half of 1993, and revenues increased $36 million, or 9%, during the twelve month period ended June 30, 1994 over the twelve month period ended June 30, 1993. The significant factors contributing to such results are as follows:

                                           Increase or (Decrease)
                      -----------------------------------------------------------
                       Three Months Ended   Six Months Ended  Twelve Months Ended
                            June 30,             June 30,          June 30,
                          1994 vs. 1993       1994 vs. 1993      1994 vs. 1993
                      -------------------  -----------------  -------------------
                                               (Millions)
EDC ..............            $(16)                $(17)             $(25)
PSRC .............              11                   18                42
CEA ..............               3                    7                19
EGDC .............               -                   (1)                -
                             -----                -----              ----
                              $ (2)               $   7              $ 36
                             =====                =====              ====

    For the three month period, EDHI's revenues decreased as a result of lower EDC revenues due to lower gas volumes and oil
prices, partially offset by higher revenues related to PSRC's security investments.   For the six and twelve month periods, revenues
increased principally due to higher revenues related to PSRC's security investments and improved capacity factors at certain CEA projects, partially offset by lower EDC gas volumes and oil prices.



                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS - (Continued)

PSE&G - ELECTRIC ENERGY COSTS

    Electric energy costs decreased $9 million, or 5%, $28 million, or 8% and $58 million, or 8%, during the three, six and twelve month periods ended June 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                  Increase or (Decrease)
                               -----------------------------------------------------------
                               Three Months Ended    Six Months Ended  Twelve Months Ended
                                    June 30,              June 30,          June 30,
                                1994 vs. 1993         1994 vs. 1993      1994 vs. 1993
                              ------------------    ----------------  -------------------
                                                            (Millions)
Change in prices paid for
 fuel and power purchases ..........     $ 10                $ 41                 $ 52
Kilowatthour generation ............        5                  11                   32
Adjustment of actual costs to match
 recoveries through revenues (A) ...      (24)                (80)                (142)
                                         ----                ----                 ----
Total Electric Energy Costs.........     $ (9)               $(28)                $(58)
                                         ====                ====                 ====



(A) Reflects the change in deferred over(under) recovered energy costs.

    The decrease in total costs during the second quarter of 1994 from the comparable 1993 quarter was principally due to the underrecovery of energy costs, partially offset by an 11% increase in fuel burned costs, a 7% increase in purchased power costs, principally from nonutility generators (NUGS), and a 3% increase in kilowatthour generation.

    The decrease in total costs during the first half of 1994 from the comparable 1993 period was principally due to the underrecovery of energy costs, partially offset by a 9% increase in fuel burned costs, a 20% increase in purchased power costs, principally from NUGS and a 3% increase in kilowatthour generation.

    The decrease in total costs for the twelve month period ended June 30, 1994 from the comparable 1993 period was principally the result of an adjustment in the recovery of energy costs resulting from the BPU base rate case decision effective January 1,
1993, partially offset by a 3% increase in fuel burned costs, an 18% increase in purchased power costs, principally from NUGS and a 4% increase in kilowatthour generation.

                    38

                            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS - (Continued)

GAS SUPPLY COSTS

    Gas supply costs increased $5 million, or 3%, $137 million, or 28% and $151 million, or 17% during the three, six and twelve month periods ended June 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                Increase or (Decrease)
                               -----------------------------------------------------------
                               Three Months Ended   Six Months Ended    Twelve Months Ended
                                    June 30,            June 30,             June 30,
                                 1994 vs. 1993       1994 vs. 1993        1994 vs. 1993
                               -------------------  -----------------   -------------------
                                                           (Millions)
Change in prices paid for
 gas supplies ......................      $  1               $ 44                 $ 80
Therm sendout ......................         4                 48                   62
Refunds from pipeline suppliers ....        (1)                (9)                  21
Adjustment of actual costs to match
  recoveries through revenues (A) ..         1                 54                  (12)
                                          ----               ----                 ----
Total Gas Supply Costs .............      $  5               $137                 $151
                                          ====               ====                 ====


(A)  Reflects the change in deferred over(under) recovered gas costs.

    The increases in total costs for the three, six and twelve month periods ended June 30, 1994 compared to similar periods in
1993 were primarily attributable to increased sendout as a result of the colder winter, higher gas prices and increased sales to
NUGS.

                    39
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Enterprise's liquidity is affected by maturing debt (see Note 4 - Long-Term Debt of Notes to Consolidated Financial Statements), investment and acquisition activities and the capital requirements of PSE&G's construction program. (For additional information see Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

  PSE&G

    For the six month period ended June 30, 1994, PSE&G had utility plant additions, excluding AFDC, of $360 million, an increase of $75 million from the corresponding period in 1993. For the twelve month period ended June 30, 1994, PSE&G had utility plant additions, excluding AFDC, of $938 million, an increase of $198 million from the corresponding period in 1993. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities.

     PSE&G expects that it will be able to generate internally a majority of its capital requirements including construction expenditures over the next five years, assuming adequate and timely rate relief as to which no assurances can be given. (See Note 1 - Rate Matters and Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

    Legislation effective January 1, 1992 phased in an acceleration of payment of the New Jersey Gross Receipts and Franchise Tax (NJGRT) during 1992-94, so that for 1994 and for each year thereafter PSE&G will be paying its estimated current year's NJGRT liability in April of each such year. In April 1993, PSE&G paid $899 million (its 1992 NJGRT plus 50% of its estimated 1993 NJGRT). In April 1994, PSE&G paid $847 million (the remainder of its 1993 NJGRT plus its 1994 estimated NJGRT). Such prepayment has been funded by PSE&G through the issuance of short-term debt. PSE&G has filed a petition with the BPU seeking to replace a portion of such short-term funding with $100 million of long-term debt.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

  EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. EDHI intends to focus its efforts on CEA and EDC, its energy-related core businesses. CEA is expected to be the primary vehicle for its business growth and EDC is projected to attain and maintain a reserve base at approximately 900 Billion Cubic Feet Equivalent (BCFE), approximately 11% above the December 1993 level. During 1994, EDC has expended approximately $55 million to acquire domestic and international reserves. At June 30, 1994, EDC had reserves of 825 BCFE. PSRC will make limited new investments related to the core business, while EGDC will exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

    A partnership in which EGDC is an 80% partner is currently negotiating to extend or replace a mortgage financing of $40.2 million which is maturing before December 31, 1994. No assurances can be given that EGDC or the partnership will be able to extend this loan or obtain a replacement loan in the amount of the existing loan. Failure to extend or replace the existing loan at the current outstanding loan balance, or at current interest rates, may result in an increase in the amount of equity capital which EGDC will require.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On June 30, 1994, $133.7 million remained as PSRC's unfunded commitment subject to call.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of June 30, 1994 and 1993, EDHI had consolidated debt to equity ratios of 1.19:1 and 1.71:1 and, for the twelve months ended June 30, 1994 and 1993, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 2.22:1 and 1.84:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given. (See Note 4 - Long-Term Debt of Notes to Consolidated Financial Statements.)

  INTERNAL GENERATION OF CASH FROM OPERATIONS

    Enterprise's cash provided by operating activities increased $102 million to $269 million for the six months ended June 30, 1994 compared to the corresponding period in 1993. This increase was primarily due to a decrease in accounts receivable, an increase in net income and deferred income taxes and a decrease in NJGRT payments, partially offset by a decrease in accounts payable. (For more information see Enterprise Earnings and Revenues.)

    Enterprise's cash provided by operating activities for the twelve months ended June 30, 1994 increased $26 million to $1.110 billion when compared to the corresponding period in 1993. This increase was primarily due to the increase in net income, the loss from property impairment, increased deferred income taxes and a decrease in inventories. Partially offsetting these cash inflows were the lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and a decrease in accounts payable. (For additional information see Enterprise Earnings and Revenues.)

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

  EXTERNAL FINANCINGS

 Cash Flows from Financing Activities:

                                     Six Months Ended    Twelve Months Ended
                                         June 30,              June 30,
                                     ------------------  -------------------
                                       1994      1993      1994      1993
                                     -------   --------  --------  ---------
                                                   (Millions)
Enterprise:
    Issuance of Common Stock  (A)    $    28   $   208    $   94    $  279
                                     -------   --------   -------   -------
    Cash Dividends Paid on
         Common Stock (B)               (264)     (260)     (526)     (512)
                                     -------   --------   -------   -------
PSE&G:  (C)
    Net increase(decrease) in
     Short-Term Debt (D)                 139      (150)      564       (16)
    Issuance of Long-Term Debt           664 (E) 1,164     1,537     1,164
    Redemption of Long-Term Debt and
     Other Obligations                  (192)(E)  (551)   (1,421)   (1,013)
    Deferral of Debt Expense - net        (6)      (15)      (50)      (15)
    Issuance of Preferred Stock           75 (F)    75        75        75
    Redemption of Preferred Stock        (45)(F)    -        (45)       -
    Other                                 (1)       (1)       (1)       (2)
                                     --------  --------   -------   -------
         Total PSE&G                     634       522       659       193
                                     --------  --------   -------   -------
EDHI:
    Net decrease in Short-Term
    Debt (G)                            (14)      (24)      (79)      (81)
    Issuance of Long-Term Debt             -        70       105       100
    Redemption of Long-Term Debt and
     Other Obligations                   (39)      (92)     (325)      (93)
    Other                                  2         2        (6)        1
                                     --------  --------   -------   -------
         Total EDHI                      (51)      (44)     (305)      (73)
                                     --------  --------   -------   -------
      Net cash provided by (used in)
         financing activities        $   347   $   426    $  (78)   $ (113)
                                     ========  ========   =======   =======

(A) During the first six months of 1994, Enterprise issued and sold 1,009,674 shares of Common Stock through its DRIP and Employee Stock Purchase Plan. All such sales of Common Stock took place during the first quarter of 1994. The net proceeds from such sales, aggregated approximately $28 million

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

EXTERNAL FINANCINGS - (Continued)

and were used by Enterprise to make equity investments in EDHI. EDHI utilized such funds to repay outstanding debt at maturity. Book value per share was $21.48 at June 30, 1994, compared to $20.95 at June 30, 1993 and $21.07 at
December 31, 1993. (See Note 3 - Common Stock of Notes to Consolidated Financial Statements.)

(B)  See DIVIDENDS.

(C) Under the terms of PSE&G's Mortgage and Restated Certificate of Incorporation at June 30, 1994, PSE&G would qualify to issue an additional $4.016 billion of Mortgage Bonds at a rate of 8.5% or $3.234 billion of Preferred Stock at a rate of 8.375%. PSE&G's Restated Certificate of Incorporation limits the issuance of Preferred Stock to $1.0 billion, of which $610 million is outstanding.

    In addition, as a prerequisite to the issuance of additional Mortgage Bonds, PSE&G's Mortgage requires a 2:1 ratio of earnings to fixed charges as computed thereunder. For the twelve months ended June 30, 1994 such ratio was 3.49:1.

    Under authority granted by the BPU, expiring December 31, 1994, PSE&G is authorized to issue an additional $381 million principal amount of Mortgage Bonds/MTN's substantially all of which is authorized only for refunding purposes. PSE&G presently expects to be able to obtain extension of this authority for refunding. In addition, on August 8, 1994, PSE&G filed a petition requesting authority from the BPU to issue an additional $100 million of its Mortgage Bonds/MTN's for general corporate purposes.

    The BPU has authorized PSE&G to issue not more than $800 million of its short-term obligations at any one time outstanding, consisting of commercial paper and other unsecured borrowings from banks and other lenders through December 31, 1994. On June 30, 1994, PSE&G had $672 million of short-term debt outstanding. PSE&G presently expects to be able to obtain extension of this authority.

    PSE&G expects to renew its $600 million revolving credit agreement with a group of commercial banks which expires on September 17, 1994. On June 30, 1994, there was no short-term debt outstanding under this credit agreement.

(D) Includes commercial paper issued and/or redeemed by PSE&G Fuel Corporation (Fuelco) and guaranteed by PSE&G pursuant to a commercial paper program supported by a bank revolving credit facility to finance the acquisition of a 42.49% undivided interest in the nuclear fuel for Peach Bottom. Fuelco has a $150 million commercial paper program through June 1996. On June 30, 1994, Fuelco had $90.3 million of its commercial paper outstanding.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

(E) Enterprise's long-term debt aggregated $5.376 billion as of June 30, 1994, of which $4.545 billion was attributable to PSE&G and $831 million to EDHI.

    On February 10, 1994, PSE&G issued $50 million of its 5.45% Pollution Control Series O First and Refunding Mortgage Bonds (Mortgage Bonds) due 2032 to service and secure an equal principal amount of tax exempt revenue bonds issued by the Pollution Control Financing Authority of Salem County (Authority), issued for the purpose of financing certain pollution control facilities at Hope Creek Generating Station.

    On March 1, 1994, PSE&G redeemed $60 million outstanding principal amount of its Mortgage Bonds 4-5/8% Series due 1994. On March 15, 1994, PSE&G issued the following series of its Mortgage Bonds: $175 million principal amount 7-3/8% Series TT due 2014 and $175 million principal amount 6-3/4% Series UU due 2006. The net proceeds from the sale of the Series TT and UU Mortgage Bonds were used by PSE&G to finance a portion of its current construction program and to reimburse PSE&G's treasury for funds expended to refund and redeem certain debt obligations, including the payment of short-term debt obligations incurred for such purposes.

    On May 23, 1994, PSE&G issued the following Series of Medium-Term Notes, Series A (MTN's): $43.5 million 8.10% due 2009 and $16.5 million 8.16% due 2009. The net proceeds from the sale of the MTN's were added to the general funds of PSE&G and were used to finance a portion of its current construction program and to reimburse the treasury for funds expended to refund and redeem and/or defease certain debt obligations including the payment of short-term debt obligations incurred for such purposes.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

    On May 25, 1994, PSE&G issued $100 million of its Mortgage Bonds 6.40% Pollution Control Series P Mortgage Bonds due 2032 to service and secure an equal principal amount of tax exempt revenue bonds issued by the New Jersey Economic Development Authority (NJEDA), issued for the purpose of financing certain pollution control facilities at Hope Creek Generating Station. Also, on May 26, 1994, PSE&G entered into an escrow agreement to defease in substance $122.5 million principal amount of its Mortgage Bonds, 9.75% Series AA due 2020. In accordance with the escrow agreement, PSE&G deposited a portfolio of United States treasury securities with a trustee sufficient to service its obligations for the Series AA Mortgage Bonds, including redemption on July 1, 1995 at 108.07% of principal amount. A portion of the portfolio of securities was acquired with the funds borrowed from the NJEDA.

    On June 28, 1994, PSE&G issued $104,365,000 of its 6.25% Pollution Control Series Q Mortgage Bonds due 2031 to service and secure an equal principal amount of tax exempt revenue bonds issued by the Authority, redeeming the $104,365,000 outstanding aggregate principal amount of the Authority's 10.5% Pollution Control Revenue Bonds, 1984 Series A (Public Service Electric and Gas Company Project) (1984 Series A Bonds) at the regular redemption price of 102.00% of principal amount. The 1984 Series A Bonds were serviced and secured by an equal principal amount of PSE&G's Mortgage Bonds, Pollution Control Series F with like maturity, terms and rate, both of which were redeemed on July 1, 1994.

    The Authority has announced its intention to redeem the outstanding
$87.5 million aggregate principal amount of its 10 3/8% Pollution Control Revenue Bonds, 1984 Series B (Public Service Electric and Gas Company Project) due 2014 ("1984 Series B Bonds"), on September 1, 1994 at a price of 102% of principal. The 1984 Series B Bonds are serviced and secured by PSE&G's Pollution Control Series G Bonds with like maturity, terms and rate and which will be redeemed on the same date.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Concluded)

EXTERNAL FINANCINGS - (Concluded)

(F) In February 1994, PSE&G issued and sold 600,000 shares of its 6.75% Cumulative Preferred Stock -- $25 Par and 600,000 shares of its 6.92% Cumulative Preferred Stock ($100 Par). The net proceeds of $15 million from the sale of the Preferred Stock -- $25 Par were used by PSE&G to redeem all of the 150,000 outstanding shares of PSE&G's 8.08% Cumulative Preferred Stock ($100 Par). The net proceeds of $60 million from the sale of the Cumulative Preferred Stock ($100 Par) were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were principally incurred to fund a portion of its construction expenditures. On March 1, 1994, PSE&G redeemed all of the 300,000 shares of its 8.16% Cumulative Preferred Stock ($100 Par).

    Under authority granted by the BPU, expiring December 31, 1994, PSE&G is authorized to issue an additional $330 million of Preferred Stock after giving effect to the 1994 issuances of Preferred Stock.

(G) Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, through November 18, 1995 in the amount of $225 million. As of June 30, 1994, Funding had $31.3 million outstanding under this program.

     Funding has a $225 million revolving credit facility which terminates on November 18, 1995. As of June 30, 1994, Funding had no borrowings on this facility.

NUCLEAR OPERATIONS

    Salem Nuclear Generating Station, Unit 1 (Salem 1) experienced an automatic reactor shutdown which occurred on April 7, 1994 due to excessive grass from the Delaware River clogging the station's water intake structure. Subsequent to the shutdown a Precautionary Alert was declared at 1:16 p.m. and this emergency classification was terminated at 8:20 p.m. No abnormal releases of radiation to the environment occurred during the event and there was no threat to the public health and safety. Salem 1 remained out of service while PSE&G and the NRC investigated the event and PSE&G implemented remedial actions. PSE&G agreed not to restart the unit until approval was obtained from the NRC.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

NUCLEAR OPERATIONS - (Continued)

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

    On May 9, 1994, PSE&G and the NRC staff presented their findings to the NRC Commissioners, and PSE&G described the actions it had taken to prepare Salem 1 for restart. On May 11, 1994, Senator Joseph Biden, representing Delaware, wrote to the NRC expressing his concerns regarding early restart of the unit and requested assurances "that all outstanding mechanical and management problems have been resolved and that a fine in the maximum amount will be levied upon the licensees". Nevertheless, PSE&G believes that the event has been thoroughly analyzed and that all necessary corrective actions have been identified so as to permit the unit to return to service. PSE&G received authorization to restart the unit on May 14, 1994.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

NUCLEAR OPERATIONS - (Concluded)

The unit returned to service on June 4, 1994. PSE&G is continuing to address matters to improve Salem's operations identified by itself, the NRC and the Institute of Nuclear Power Operations (INPO), an independent industry group consisting of utilities, including PSE&G, that provides self critical analysis of nuclear operations to member utilities. As has been previously reported, actions are being taken to improve the plant's material condition, to upgrade procedures and to enhance personnel performance, as well as other efforts. However, satisfactory operating performance on Salem 1 has not yet been achieved, and the April 7, 1994 event indicates that to date, the corrective actions taken by PSE&G to address these long-standing problems have not been fully effective, and that material condition deficiencies continue to complicate plant recovery from transients which place reliance on
operator action to mitigate the consequences of the events.   On July 6,
1994, the NRC notified PSE&G of six apparent violations associated with the event which were being considered for escalated enforcement: control room command function; failure to identify and correct pre-existing equipment deficiencies; communication of specific information to the NRC at initial declaration of the Precautionary Alert; sufficiency of procedural guidance for coping with transients and abnormal plant conditions; adequate measures for identification and control of parts and components; and technical specification time requirements for cooldown. An enforcement conference to discuss PSE&G's view of the apparent violations was held on July 28, 1994 at NRC Region 1 headquarters, at which time the NRC staff expressed its view that PSE&G had not made significant progress in correcting identified deficiencies. The determination by the NRC of any penalties as a result of the apparent violations is expected within two months. PSE&G cannot predict what action, if any, will be taken by the NRC.

    PSE&G's own assessments, as well as those by the NRC and INPO, indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. However, no assurance can be given as to what, if any, further or additional actions may be taken by PSE&G, or required by the NRC, to improve Salem's performance.

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


GAS SUPPLY COSTS

    Gas supply costs increased $5 million, or 3%, $134 million, or 27% and $136 million, or 15% during the three, six and twelve month periods ended June 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                    Increase or (Decrease)
                                -------------------------------------------------------------
                                 Three Months Ended   Six Months Ended  Twelve Months Ended
                                       June 30,            June 30,          June 30,
                                    1994 vs. 1993       1994 vs. 1993      1994 vs. 1993
                                ------------------   -----------------  --------------------
                                                              (Millions)
Change in prices paid for
 gas supplies ......................      $  1               $ 40                $ 63
Therm sendout ......................         4                 49                  64
Refunds from pipeline suppliers ....        (1)                (9)                 21
Adjustment of actual costs to match
  recoveries through revenues (A) ..         1                 54                 (12)
                                          ----               ----                ----
Total Gas Supply Costs ........           $  5               $134                $136
                                          ====               ====                ====

 (A) Reflects the change in deferred over(under) recovered gas costs.

    The increases in total costs for the three, six and twelve month periods ended June 30, 1994 compared to similar periods in
1993 were primarily attributable to increased sendout as a result of the colder winter, higher gas prices and increased sales to
NUGS.


                    50
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - (Concluded)



LIQUIDITY AND CAPITAL RESOURCES

INTERNAL GENERATION OF CASH FROM OPERATIONS

    PSE&G's cash provided by operating activities increased $100 million to $166 million for the six months ended June 30, 1994 compared to the corresponding period in 1993. This increase was primarily due to an increase in net income, a decrease in accounts receivable and a decrease in NJGRT payments partially offset by a decrease in accounts payable. (For additional information see PSE&G - Earnings and Revenues.)

    PSE&G's net cash provided by operating activities for the twelve months ended June 30, 1994 decreased by less than $1 million to $923 million when compared to the corresponding period in 1993. This decrease was primarily due to a lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC, a smaller decrease in accounts receivable and a decrease in accounts payable. Substantially offsetting these cash outflows were the increase in net income, an increase in deferred income taxes, a decrease in inventories, decreased NJGRT payments and the change in other current assets and liabilities. (For additional information see PSE&G - Earnings and Revenues.)

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------

    Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1993 (Form 10-K) and Item 2 of Part II of Enterprise's and PSE&G's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1994 (March 10-Q) are updated below. References are to the related pages and paragraph(s) of the Form 10-K and March 10-Q.

    Form 10-K, page 4, paragraph 2
    ------------------------------

    On March 31, 1994, PSE&G filed proposed new rate schedules to implement the BPU guidelines on unbundled gas services. This will enable PSE&G's remaining industrial and commercial gas customers to participate in the competitive market after regulatory approval is received. The proposed transportation rate schedules produce the same non-fuel revenue per therm as the customers existing sales service rate schedules. Thus, PSE&G's earnings would be unaffected whether the customers remain on sales service or convert to transportation. Because of the large number of customers likely to take advantage of the new services, PSE&G has asked BPU approval for a phased implementation plan. If approved by the BPU, service under the new rate schedules is expected to begin in October 1994, with all industrial and commercial customers eligible one year after approval is granted. (See Note 1 - Rate Matters of Notes to Consolidated Financial Statements)

    Form 10-K, page 9, paragraph 5 and March 10-Q, page 46, paragraph 1
    -------------------------------------------------------------------

    For a discussion of the recent outage at the Salem Nuclear Generating Station, Unit 1 see Management's Discussion and Analysis of Financial Condition and Results of Operations - Nuclear Operations.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------

    Form 10-K, page 10, paragraph 5
     --------------------------------

    PSE&G has been advised by PECO that on June 29, 1994, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Peach Bottom for the period November 1, 1992 to April 30, 1994. The Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four: Operations, Engineering, Maintenance, and Plant Support. The area of Plant Support includes: radiological controls, security, emergency preparedness, fire protection, chemistry, and housekeeping. PECO has advised PSE&G that: Peach Bottom received a rating of "1," the highest of the three rating categories, in the area of Plant Operations; the areas of Engineering, Maintenance, and Plant Support received ratings of "2"; overall, the NRC found continued improvement in performance during the period; the NRC stated that enhancement in problem identification and resolution, good control of refuelings and outages, and excellent oversight by plant management of day-to-day activities in a manner that ensured safe operation of the units contributed to the improvement; despite the overall improvement, the NRC noted that some areas require continued management attention and that management needs to continue to encourage plant personnel at all levels to identify existing, and sometimes longstanding problems so that priorities can be established, and effective corrective actions implemented; the NRC also noted instances of personnel inattention to detail and failure to follow procedures which warranted additional management attention. PECO has advised PSE&G that it has taken and is taking actions to address the weaknesses discussed in the SALP Report.


    Form 10-K, page 11, paragraph 1
    -------------------------------

    As by-products of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce low level radioactive waste
(LLRW). Such wastes include paper, plastics, protective clothing, water purification materials and other materials which must be properly disposed. Prior to July 1, 1994 such materials were accumulated on site and disposed of at a Federally licensed permanent disposal facility. However, in accordance with the Low Level Radioactive Waste Policy Act, as amended, operating disposal sites have exercised their authority to either cease operations or deny access to states which are not members of their regional compact. For PSE&G and all other New Jersey LLRW generators, this means that effective July 1, 1994 wastes must be temporarily stored on site until New Jersey provides for permanent disposal.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------

    Form 10-K, page 11, paragraph 1 - (Concluded)
    --------------------------------------------

    In June 1991, New Jersey enacted legislation providing for funding of the estimated $90 million cost of establishing a disposal facility. The state recovers the costs through fees paid by LLRW generators. PSE&G's overall share is expected to be about 40% of the total cost. New Jersey has introduced a volunteer siting process as its plan for establishing a LLRW disposal facility by the year 2000. Public meetings are currently being held across the state in an effort to provide information to, and obtain feedback from the public. The plan is to be approved by November 1994 and an official invitation to municipalities will be announced sometime in 1995.

    Until New Jersey provides for disposal, PSE&G will temporarily store LLRW in a newly constructed facility at the plant site. This facility is expected to be completed in late August 1994 at a total cost of $6.9 million. It is expected to provide five years' storage for LLRW from Hope Creek and Salem. PECO has advised PSE&G that: the Peach Bottom plants located in Pennsylvania and operated by PECO are also providing temporary on-site storage which began July 1, 1994; Pennsylvania is pursuing site development via state selected candidate sites along with a volunteer plan option; PECO has constructed an on-site storage facility at Peach Bottom; and adequate space is available for its waste for at least five years. PSE&G will continue to accrue its expense for storing LLRW from Salem, Hope Creek and Peach Bottom with a concurrent liability for the amount to be paid at the time of ultimate disposal when New Jersey and Pennsylvania provide storage facilities.

    Form 10-K, page 12, paragraph 4
    -------------------------------

    The PSE&G DSM Plan is designed to save over the next two years a total of 344 megawatts of peak load capacity. The Plan consists of 110 megawatts of passive DSM (previously reported as 150 megawatts) plus an additional 234 megawatts of active DSM.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------

    Form 10-K, page 15, paragraph 5
    -------------------------------

    On May 25, 1994, the Department of Energy (DOE) published a Notice of Inquiry indicating its preliminary view on waste acceptance. The DOE stated that it has no statutory obligation to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository or other facility constructed under the Nuclear Waste Policy Act of 1982, as amended, although the DOE in implementing the standard contract may have created an expectation that it would begin accepting such spent nuclear fuel in 1998. The Notice of Inquiry is intended to elicit the views of the affected parties on 1) The Department's preliminary view on the 1998 obligation issue, 2) the need for an interim, away-from-reactor storage facility prior to repository operations, 3) options for offsetting, through the use of a nuclear waste fund, a portion of the financial burden that may be incurred by utilities to store spent fuel at reactor sites beyond 1998. Moreover, with respect to safety, on October 18, 1990, the NRC determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

    In June 1994, two separate lawsuits were filed by a group of states and a group of utilities, respectively, in the U. S. Court of Appeals for the D.
C. Circuit to compel DOE to accept spent fuel by 1998. On July 19, 1994, the BPU voted to join the lawsuit brought by the group of states. PSE&G is not a party to the lawsuit brought by the group of utilities.

    Salem 1 and 2 have adequate on-site temporary storage capability through March 1998 and March 2002, respectively, when operational full core discharge capability requirements are considered. PSE&G has developed an integrated strategy to meet the longer term Salem and Hope Creek spent fuel storage needs. In May 1994, PSE&G received a license from the NRC to replace the existing high density racks in the spent fuel pools of Salem 1 and 2 with maximum density racks. The Salem re-racking project is ongoing and is expected to extend the storage capability through March 2008 for Salem 1 and March 2012 for Salem 2, considering operational full core discharge requirements. The Hope Creek pool is fully racked and it has capacity to hold spent fuel through September 2007, considering operational full core discharge requirements. PECO has advised PSE&G that spent fuel racks at Peach Bottom 2 have storage capacity until 2000 for Unit 2 and 1999 for Unit 3 prior to loss of full core reserve occurring, and that expansion of storage capacity beyond such dates is being investigated.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------

    Form 10-K, page 20, first paragraph 1 and March 10-Q, page 47,
    ---------------------------------------------------------------
    paragraph 1
    -----------
    In response to a BPU directive, PSE&G surveyed EMF levels at 19 schools located within 100 feet of its electric transmission lines. In April 1994, the survey results were provided to the BPU and officials of such schools. The survey has generated requests by five schools for additional information and has resulted in a heightened concern about the emerging EMF issue. PSE&G cannot predict what actions, if any, it may hereafter be required to take to address such concerns, the costs of which could be material.

    Form 10-K, page 23, Salem Station
    ---------------------------------
    For additional information see Note 5 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

    New Information
    ---------------
    Boiling Water Reactor Owner Group
    ---------------------------------

    In October 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual
examinations of accessible areas of the core shroud seam welds.   PSE&G (Hope
Creek) and PECO (Peach Bottom) are participating in a GE BWR Owners Group to evaluate this issue and develop long-term corrective actions. During the spring 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. PSE&G is working closely with GE and the BWR Owners Group on coordination of inspections, evaluations and repair options, if required. PSE&G expects minimal impact due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry. For these reasons, Hope Creek has been placed in the lowest susceptibility category by the BWR Owners Group. PECO has advised PSE&G that Peach Bottom 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. On November 3, 1993, PECO presented its findings to the NRC and provided justification for continued operation of Unit No. 3 for another two year cycle with crack indications. PECO has further advised PSE&G that the initial examination for Peach Bottom 2 is planned for its next scheduled refueling outage in October 1994.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information.
- ------   ------------------


    Notice of Proposed Rulemaking - FERC
    -----------------------------------

    FERC has issued a Notice Of Proposed Rulemaking (NOPR) on June 29, 1994 to establish provisions concerning the recovery of wholesale and retail stranded costs by public utilities. PSE&G is currently evaluating the NOPR to determine what possible impact it may have.

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                    PART II.  OTHER INFORMATION - (Concluded)



Item 6.   Exhibits and Reports on Form 8-K.
- ------    --------------------------------

     (a)  A listing of exhibits being filed with this document is as follows:

    Exhibit
    Number                            Document
    -------    ----------------------------------------------------------
    4a(87)     Supplemental Indenture dated May 1, 1994 between PSE&G and
                 First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of Mortgage Bonds, Pollution Control Series P

    4a(88)    Supplemental Indenture dated June 1, 1994 between PSE&G
                 and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of Mortgage Bonds, Pollution Control Series Q

      12      Computation of Ratios of Earnings to Fixed Charges plus
                 Preferred Stock Dividend Requirements (Enterprise)

     12(A)    Computation of Ratios of Earnings to Fixed Charges (PSE&G)

     12(B)    Computation of Ratios of Earnings to Fixed Charges
                 plus Preferred Stock Dividend Requirements (PSE&G)

     (b)     The following report on Form 8-K was filed by Enterprise and
                 PSE&G during the second quarter of 1994 under Item 5:

    Date of Report           Item Reported
    --------------           -------------
    June 15, 1994            Outage of Salem Nuclear Generating Station,
                             Unit 1.

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

Date:  August 12, 1994