Form 10-Q
period 1994-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1994-11-08
CIK 788784, 81033

============================================================================


                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                       Commission file number 1-9120

                Public Service Enterprise Group Incorporated
- ----------------------------------------------------------------------------
- -
           (Exact name of registrant as specified in its charter)

         New Jersey                                   22-2625848
- ----------------------------------------------------------------------------
- -
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

80 Park Plaza, P. O. Box 1171, Newark, New Jersey      07101-1171
- ----------------------------------------------------------------------------
- -
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------
                        Commission file number 1-973


                   Public Service Electric and Gas Company
- ----------------------------------------------------------------------------
- -
            (Exact name of registrant as specified in its charter)

          New Jersey                                 22-1212800
- ----------------------------------------------------------------------------
- -
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

80 Park Plaza, P. O. Box 570, Newark, New Jersey        07101-0570
- ----------------------------------------------------------------------------
- -
(Address of principal executive offices)                (Zip Code)


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
Yes   x .  No     .
     ----      ----

     The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

             Class                        Outstanding at October 30, 1994
             -----                        -------------------------------
   Common Stock, without par value                    244,697,930

     As of October 31, 1994 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
============================================================================

                             TABLE OF CONTENTS
                             -----------------

                                                                      -Page-

                                                                       ----
     PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.

          Public Service Enterprise Group Incorporated (Enterprise):

             Consolidated Statements of Income for the
               Three, Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................       5

             Consolidated Balance Sheets as of
               September 30, 1994, 1993 and December 31, 1993 ...       6

             Consolidated Statements of Cash Flows for the
               Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................       8

             Consolidated Statements of Retained Earnings for the
               Three, Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................       9

          Public Service Electric and Gas Company (PSE&G):

             Consolidated Statements of Income for the
               Three, Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................      10

             Consolidated Balance Sheets as of
               September 30, 1994, 1993 and December 31, 1993 ...      11

             Consolidated Statements of Cash Flows for the
               Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................      13

             Consolidated Statements of Retained Earnings for the
               Three, Nine and Twelve Months Ended September 30,
               1994 and 1993 ....................................      14

          Notes to Consolidated Financial Statements
               Enterprise .......................................      15

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations
                     Enterprise .................................      25
                     PSE&G ......................................      45

     PART II.  OTHER INFORMATION

          Item 5.  Other Information ............................      47

          Item 6.  Exhibits and Reports on Form 8-K .............      52

   Signatures - Enterprise ......................................      53
   Signatures - PSE&G ...........................................      53

                               GLOSSARY OF TERMS

     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

   Abbreviations
    or Acronyms                              Term
- -----------------------  --------------------------------------------------
AFDC...................  Allowance for Funds used During Construction
AIT....................  Nuclear Regulatory Commission's Augmented
                           Inspection Team
Bonds..................  First and Refunding Mortgage Bonds
BPU....................  New Jersey Board of Public Utilities
Capital................  PSEG Capital Corporation
CEA....................  Community Energy Alternatives Incorporated
CERCLA.................  Federal Comprehensive Environmental Response,
                           Compensation and Liability Act of 1980
CON....................  Certificate of Need under the NJNAA
DOE....................  United States Department of Energy
DRIP...................  Enterprise's Dividend Reinvestment and Stock
                           Purchase Plan
EBIT...................  Earnings before interest and taxes to interest
EDC....................  Energy Development Corporation
EDHI...................  Enterprise Diversified Holdings Incorporated
EITF...................  Financial Accounting Standards Board's
                           Emerging Issues Task Force
EGDC...................  Enterprise Group Development Corporation
EMF....................  Electric and Magnetic Fields
Enterprise.............  Public Service Enterprise Group Incorporated
EPA....................  United States Environmental Protection Agency
FASB...................  Financial Accounting Standards Board
FERC...................  Federal Energy Regulatory Commission
Fuelco.................  PSE&G Fuel Corporation
Funding................  Enterprise Capital Funding Corporation
HSCA...................  Commonwealth of Pennsylvania's Hazardous Sites
                           Cleanup Act
Hope Creek.............  Hope Creek Nuclear Generating Station
IEPNJ..................  Independent Energy Producers of New Jersey
IRP....................  Integrated Electric Resource Plan
LEAC...................  Electric Levelized Energy Adjustment Clause
LGAC...................  Levelized Gas Adjustment Clause
LLRW...................  Low Level Radioactive Waste
MIPS...................  Monthly Income Preferred Securities
MTNs...................  Medium-Term Notes
MW.....................  Megawatts
MWH....................  Megawatthours
NEIL...................  Nuclear Electric Insurance Limited
NEPA...................  National (Federal) Energy Policy Act
NJDEP..................  New Jersey Department of Environmental Protection
NJNAA..................  New Jersey Need Assessment Act
NJEDA..................  New Jersey Economic Development Authority
NJGRT..................  New Jersey Gross Receipts and Franchise Tax
NJPDES.................  New Jersey Pollution Discharge Elimination System
NRC....................  Nuclear Regulatory Commission
NUGS...................  Nonutility generators
NWPA...................  Nuclear Waste Policy Act of 1982, as amended
OAL....................  Office of Administrative Law of the State of New
                          Jersey
OPEB...................  Other Postretirement Benefits
Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
PECO...................  PECO Energy Inc.

                            GLOSSARY OF TERMS - (Concluded)

   Abbreviations
    or Acronyms                              Term
- ----------------------   ---------------------------------------------------
PJM....................  Pennsylvania--New Jersey--Maryland Interconnection
Price Anderson.........  Price Anderson liability provisions of the Atomic
                           Energy Act of 1954, as amended
PSE&G..................  Public Service Electric and Gas Company
PSRC...................  Public Service Resources Corporation
RAC ...................  Remediation Adjustment Clause
RI/FS..................  Remedial Investigation and Feasibility Study
Salem..................  Salem Nuclear Generating Station, Units 1 an0.d 2
Standard...............  The BPU's nuclear performance standard established for nuclear generating stations owned by New
                           Jersey utilities
THI....................  Temperature Humidity Index
USEC...................  United States Enrichment Corporation

                                           PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of September 30, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals.


                                                CONSOLIDATED STATEMENTS OF INCOME
                                                      (Thousands of Dollars)

                                                   Three Months Ended          Nine Months Ended         Twelve Months Ended
                                                      September 30,              September 30,              September 30,
                                                 ------------------------  ------------------------  ------------------------
                                                     1994        1993         1994        1993          1994          1993
                                                 ----------- ------------  ----------  ------------  -----------  -----------
OPERATING REVENUES
  Electric .................................      $1,074,471   $1,099,248   $2,864,904  $ 2,861,188   $3,696,799   $3,664,299
  Gas ......................................         208,481      191,944    1,289,670    1,080,152    1,803,859    1,595,157
  Nonutility Activities ....................          92,024      110,845      293,190      301,742      409,583      388,387
                                                  ----------   ----------   ----------  -----------   ----------   ----------
       Total Operating Revenues ............       1,374,976    1,402,037    4,447,764    4,243,082    5,910,241    5,647,843
                                                  ----------   ----------   ----------  -----------   ----------   ----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and
      Net Interchanged Power ...............         189,384      203,516      514,835      557,377      674,594      738,481
    Gas Purchased and Materials
      for Gas Produced .....................         124,723      119,846      749,265      607,444    1,039,706      899,254
    Other  .................................         264,479      253,896      771,122      736,549    1,047,330      971,592
  Maintenance ..............................          70,647       71,072      222,559      202,152      324,810      286,063
  Depreciation and Amortization ............         159,855      151,230      472,638      448,384      624,518      627,603
  Property Impairment ......................                                                              77,637
  Taxes
    Federal Income Taxes ...................          96,950      123,985      285,416      282,761      317,414      316,729
    New Jersey Gross Receipts Taxes ........         136,436      140,321      453,139      445,045      605,992      600,904
    Other ..................................          20,582       19,386       65,197       59,422       81,748       72,527
                                                  ----------   ----------   ----------  -----------   ----------   ----------
       Total Operating Expenses ............       1,063,056    1,083,252    3,534,171    3,339,134    4,793,749    4,513,153
                                                  ----------   ----------   ----------  -----------   ----------   ----------
OPERATING INCOME ...........................         311,920      318,785      913,593      903,948    1,116,492    1,134,690
                                                  ----------   ----------   ----------  -----------   ----------   ----------
OTHER INCOME
  Allowance for Funds Used During
   Construction - Equity ...................           1,824        2,050        5,486        7,495       10,256       10,489
  Peach Bottom Settlement - net of Federal
   Income Taxes, $0, $0, $0, $0, $0
   and $(7,023), respectively ..............                                                                          (13,632)
  Miscellaneous - net ......................           2,174         (925)       4,677        2,871       (1,972)       7,092
                                                  ----------   ----------   ----------  -----------   ----------   ----------
       Total Other Income ..................           3,998        1,125       10,163       10,366        8,284        3,949
                                                  ----------   ----------   ----------  -----------   ----------   ----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK .............         315,918      319,910      923,756      914,314    1,124,776    1,138,639
                                                  ----------   ----------   ----------  -----------   ----------   ----------
INTEREST CHARGES
  Long-Term Debt ...........................         115,919      115,423      343,978      354,407      458,691      471,211
  Short-Term Debt ..........................           7,067        4,360       16,987       10,194       20,653       12,746
  Other ....................................           3,275        3,652        7,750       14,012       13,292       22,376
                                                  ----------   ----------   ----------  -----------   ----------   ----------
       Total Interest Charges ..............         126,261      123,435      368,715      378,613      492,636      506,333
Allowance for Funds Used During Construction
  - Debt and Capitalized Interest ..........          (7,665)      (5,523)     (22,717)     (14,662)     (28,888)     (19,004)
                                                  ----------   ----------   ----------  -----------   ----------   ----------
Net Interest Charges .......................         118,596      117,912      345,998      363,951      463,748      487,329
                                                  ----------   ----------   ----------  -----------   ----------   ----------
Preferred Stock Dividend Requirements -PSE&G          10,144        9,767       30,568       28,346       40,336       36,994
                                                  ----------   ----------   ----------  -----------   ----------   ----------
Income before cumulative effect of
 accounting change .........................         187,178      192,231      547,190      522,017      620,692      614,316
Cumulative effect of change in accounting
 for income taxes ..........................                                                  5,414                     5,414
                                                  ----------   ----------   ----------  -----------   ----------   ----------
NET INCOME .................................      $  187,178   $  192,231   $  547,190  $   527,431   $  620,692   $  619,730
                                                  ==========   ==========   ==========  ===========   ==========   ==========
SHARES OF COMMON STOCK OUTSTANDING
 End of Period .............................     244,697,930  242,677,516  244,697,930  242,677,516  244,697,930  242,677,516
 Average for Period ........................     244,697,930  241,888,798  244,394,250  239,927,317  244,004,619  238,544,642

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
Before cumulative effect of accounting
 change ....................................            $.76         $.79        $2.24        $2.18        $2.54        $2.58
Cumulative effect of change in accounting
 for income taxes ..........................                                                    .02                       .02
                                                  ----------   ----------   ----------  -----------   ----------   ----------
Total earnings per average share of common
 stock .....................................            $.76         $.79        $2.24        $2.20        $2.54        $2.60
                                                 ===========  ===========   ==========    =========   ==========   ==========
DIVIDENDS PAID PER SHARE OF COMMON STOCK ...            $.54         $.54        $1.62        $1.62        $2.16        $2.16
                                                 ===========  ===========   ==========    =========   ==========   ==========

See Notes to Consolidated Financial Statements.

                                         PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Thousands of Dollars)
                                                                         September 30,     September 30,    December 31,
ASSETS                                                                       1994              1993             1993
- ------                                                                   ---------------   -------------   ---------------

UTILITY PLANT - Original cost
  Electric ............................................................  $   12,218,603    $  11,836,689    $  11,920,894
  Gas .................................................................       2,266,750        2,127,216        2,177,841
  Common ..............................................................         530,143          495,025          520,285
                                                                         --------------    -------------    -------------
       Total ..........................................................      15,015,496       14,458,930       14,619,020
Less Accumulated Depreciation and Amortization ........................       5,059,839        4,707,413        4,772,942
                                                                         --------------    -------------    -------------
       Net ............................................................       9,955,657        9,751,517        9,846,078
Nuclear Fuel in Service, net of accumulated amortization -
$297,426; $282,963 and $284,162, respectively .........................         199,886          193,802          205,237
                                                                         --------------    -------------    -------------
       Net Utility Plant in Service ...................................      10,155,543        9,945,319       10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
 $56,983; $139,202 and $98,780, respectively ..........................         752,260          622,477          735,356
Plant Held for Future Use .............................................          20,532           22,971           17,709
                                                                         --------------    -------------    -------------
       Net Utility Plant ..............................................      10,928,335       10,590,767       10,804,380
                                                                         --------------    -------------    -------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of amortization - 9/94-$2,068 and 9/93-$312 net of valuation allowances - $15,892; $15,515 and $18,018,
    respectively ......................................................       1,664,191        1,739,169        1,613,823
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation and amortization - $758,196, $711,738 and $695,791,
    respectively ......................................................         560,737          499,758          506,047
  Real Estate Property and Equipment, net of accumulated depreciation -
    $13,375; $14,536 and $10,840, respectively and net of valuation
    allowances - $22,514; $3,961 and $16,684, respectively ............         105,468          222,640          110,661
  Other Plant, net of accumulated depreciation
    and amortization - $4,442; $3,587 and $3,735, respectively ........          35,859           22,284           28,327
  Nuclear Decommissioning and Other Special Funds .....................         223,588          186,681          189,282
  Other Investments - net .............................................          79,063           73,751          120,711
                                                                         --------------    -------------    -------------
       Total Investments and Other Property ...........................       2,668,906        2,744,283        2,568,851
                                                                         --------------    -------------    -------------
CURRENT ASSETS
  Cash and Cash Equivalents ...........................................          64,217          347,284           46,880
  Accounts Receivable:
    Customer Accounts Receivable ......................................         380,539          409,556          446,629
    Other Accounts Receivable .........................................         172,464          213,534          230,373
    Less:  Allowance for Doubtful Accounts ............................          27,075           31,047           27,932
  Unbilled Revenues ...................................................         104,522          158,185          244,497
  Fuel, at average cost ...............................................         302,676          307,506          285,943
  Materials and Supplies, at average cost .............................         163,824          186,232          172,438
  Prepaid Gross Receipts Taxes ........................................         131,985             -                -
  Miscellaneous Current Assets ........................................          56,502           50,356           49,860
  Deferred Income Taxes ...............................................          15,387            8,589           12,934
                                                                         --------------    -------------     ------------
       Total Current Assets ...........................................       1,365,041        1,650,195        1,461,622
                                                                         --------------    -------------     ------------
DEFERRED DEBITS
  Property Abandonments - net .........................................          92,667          109,798          105,536
  Oil and Gas Property Write-Down .....................................          42,521           47,675           46,386
  Unamortized Debt Expense ............................................         129,870          102,776          121,278
  Deferred OPEB Costs .................................................         126,658           41,043           58,593
  Under(Over) Recovered Electric Energy and Gas Costs - net ...........         211,783              588           62,034
  Unrecovered Environmental Costs .....................................         132,169          105,883          138,531
  Unrecovered Plant and Regulatory Study Costs ........................          36,986           34,689           35,196
  Deferred Decontamination and Decommissioning Costs ..................          53,016             -              56,055
  Unrecovered SFAS 109 Deferred Income Taxes ..........................         786,217          789,484          789,795
  Preliminary Survey and Investigation Charges ........................          30,942           22,970           26,292
  Other ...............................................................          21,032           39,776           30,615
                                                                         --------------    -------------     ------------
       Total Deferred Debits ..........................................       1,663,861        1,294,682        1,470,311
                                                                         --------------    -------------     ------------
       Total ..........................................................  $   16,626,143    $  16,279,927     $ 16,305,164
                                                                         ==============    =============     ============

See Notes to Consolidated Financial Statements.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS
                                               (Thousands of Dollars)


                                                                            September 30,    September 30,    December 31,
CAPITALIZATION AND LIABILITIES                                                   1994            1993            1993
- ------------------------------                                              --------------   ------------   --------------
CAPITALIZATION
  Common Equity
    Common Stock ........................................................   $    3,801,157    $  3,740,003    $  3,772,662
    Retained Earnings ...................................................        1,511,054       1,418,805       1,361,018
                                                                            --------------    ------------    ------------
      Total Common Equity ...............................................        5,312,211       5,158,808       5,133,680
Subsidiaries' Securities and Obligations
  Preferred Stock
    Without Mandatory Redemption ........................................          459,994         429,994         429,994
    With Mandatory Redemption ...........................................          150,000         150,000         150,000
  Long-Term Debt (note 2)................................................        5,277,722       5,468,249       5,256,321
  Capital Lease Obligations .............................................           52,054          52,680          52,530
                                                                            --------------    ------------    ------------
      Total Capitalization ..............................................       11,251,981      11,259,731      11,022,525
                                                                            --------------    ------------    ------------

OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs .............................           54,308            -             56,055
  Environmental Costs ...................................................          105,544          85,529         111,000
                                                                            --------------    ------------    ------------
      Total Other Long-Term Liabilities .................................          159,852          85,529         167,055
                                                                            --------------    ------------    ------------
CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ......          478,399         287,801         168,638
  Commercial Paper and Loans ............................................          562,665         522,327         577,636
  Accounts Payable ......................................................          332,356         444,819         557,761
  New Jersey Gross Receipts Taxes Accrued ...............................             -            110,283         263,357
  Other Taxes Accrued ...................................................           49,796          53,337          39,610
  Book Overdrafts .......................................................           50,700            -               -
  Interest Accrued ......................................................          126,682         127,390         107,027
  Other .................................................................          145,056         148,273         157,751
                                                                            --------------    ------------    ------------
      Total Current Liabilities .........................................        1,745,654       1,694,230       1,871,780
                                                                            --------------    ------------    ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .....................................        2,879,733       2,681,648       2,702,386
  Accumulated Deferred Investment Tax Credits ...........................          417,627         437,576         432,713
  Deferred OPEB Costs ...................................................          126,658          41,043          58,593
  Other .................................................................           44,638          80,170          50,112
                                                                            --------------    ------------    ------------
      Total Deferred Credits ............................................        3,468,656       3,240,437       3,243,804
                                                                            --------------    ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 3)

      Total .............................................................   $   16,626,143    $ 16,279,927    $ 16,305,164
                                                                            ==============    ============    ============

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands of Dollars)
                                                                Nine Months Ended       Twelve Months Ended
                                                                  September 30,             September 30,
                                                              ----------------------  ----------------------
                                                                 1994        1993         1994        1993
                                                              ----------  ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..........................................       $  547,190  $  527,431   $  620,692   $  619,730
  Adjustments to reconcile net income to net cash flows
    from operating activities:
    Depreciation and Amortization .....................          472,638     448,384      624,518      627,603
    Amortization of Nuclear Fuel ......................           71,892      80,650       93,960      101,921
    Deferral of Electric Energy and Gas
     Costs - net ......................................         (149,749)   (123,324)    (211,195)     (73,161)
    Loss from Property Impairment .....................             -           -          77,637         -
    Cumulative Effect of Change in Accounting for
      Income Taxes ....................................             -         (5,414)        -          (5,414)
    Amortization of Discounts on Property
      Abandonments and Disallowance ...................           (5,140)     (5,979)      (6,962)      (9,605)
    Unrealized (Gains) Losses on Investments ..........          (11,488)     (7,289)     (12,893)       9,569
    Provision for Deferred Income Taxes - net .........          146,587     143,611      171,382      119,424
    Investment Tax Credits - net ......................          (15,086)     (6,792)     (19,949)     (11,927)
    Allowance for Funds Used During Construction -
      Debt and Equity and Capitalized Interest .......           (28,203)    (22,157)     (39,144)     (29,493)
    Proceeds from Leasing Activities ..................            9,364      29,923       (5,779)      44,954
  Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and
     Unbilled Revenues ................................          263,117      81,707      119,778      (16,134)
    Net (increase) decrease in Inventory - Fuel and
    Materials and Supplies ............................           (8,119)    (18,919)      27,238       (8,100)
    Net (decrease) increase in Accounts Payable .......         (225,405)    (29,158)    (112,463)      82,587
    Net change in Prepaid/Accrued Taxes ...............         (385,156)   (433,266)    (245,809)    (302,356)
    Net change in Other Current Assets and
     Liabilities ......................................           (2,135)     (4,771)     (16,869)     (21,208)
    Other .............................................           47,274      (7,993)      24,461        5,385
                                                              ----------  ----------   ----------   ----------
         Net cash provided by operating
          activities ..................................          727,581     646,644    1,088,603    1,133,775
                                                              ----------  ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Utility Plant, excluding AFDC ........         (550,717)   (534,448)    (879,563)    (800,623)
    Additions to Oil and Gas Property, Plant and
    Equipment, excluding Capitalized Interest .........         (117,632)    (61,469)    (144,131)     (71,885)
    Net (increase) decrease in Long-Term Investments and
     Real Estate ......................................           (8,807)    (60,773)     118,625     (119,842)
    Increase in Decommissioning and Other Special
     Funds, excluding interest ........................          (28,006)    (45,498)     (28,016)     (49,354)
    Cost of Plant Removal - net .......................          (21,866)    (17,776)     (51,881)     (31,437)
    Other .............................................           (2,380)     (9,896)      (7,422)     (15,446)
                                                              ----------  ----------   ----------   ----------
        Net cash used in investing activities .........         (729,408)   (729,860)    (992,388)  (1,088,587)
                                                              ----------  ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in Short-Term Debt ........          (14,971)    130,345       40,338       91,624
    Increase in Book Overdrafts .......................           50,700        -          50,700         -
    Issuance of Long-Term Debt ........................          752,245   1,959,500    1,039,445    1,959,500
    Redemption of Long-Term Debt and Other Obligations.         (421,559) (1,574,524)  (1,040,000)  (1,573,017)
    Deferral of Debt Expense - net ....................           (8,592)    (40,642)     (27,094)     (40,700)
    Issuance of Preferred Stock .......................           75,000      75,000       75,000       75,000
    Redemption of Preferred Stock .....................          (45,000)                 (45,000)
    Issuance of Common Stock ..........................           28,495     240,820       61,154      276,113
    Cash Dividends Paid on Common Stock  ..............         (395,934)   (390,394)    (527,110)    (517,051)
    Other .............................................           (1,220)     (1,279)      (6,715)      (1,452)
                                                              ----------  ----------   ----------   ----------
        Net cash provided by (used in) financing
         activities ...................................           19,164     398,826     (379,282)     270,017
                                                              ----------  ----------   ----------   ----------
  Net increase (decrease) in Cash and Cash Equivalents.           17,337     315,610     (283,067)     315,205
  Cash and Cash Equivalents at Beginning of Period ....           46,880      31,674      347,284       32,079
                                                              ----------  ----------   ----------   ----------
Cash and Cash Equivalents at End of Period ............       $   64,217  $  347,284   $   64,217   $  347,284
                                                              ==========  ==========   ==========   ==========
Income Taxes Paid .....................................       $  126,369  $  109,668   $  156,873   $  151,704
Interest Paid .........................................       $  306,454  $  331,551   $  433,859   $  472,583

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                     (Thousands of Dollars)



                                                 Three Months Ended        Nine Months Ended        Twelve Months Ended
                                                    September 30,             September 30,            September 30,
                                             -------------------------   ----------------------   -----------------------
                                                 1994         1993          1994        1993         1994         1993
                                             ------------  -----------   ----------  ----------   -----------  ----------
Balance at Beginning of Period ...........     $1,456,025   $1,358,284   $1,361,018  $1,282,931   $1,418,805   $1,317,376
Add Net Income ...........................        187,178      192,231      547,190     527,431      620,692      619,730
                                               ----------   ----------   ----------  ----------   ----------   ----------
     Total ...............................      1,643,203    1,550,515    1,908,208   1,810,362    2,039,497    1,937,106
                                               ----------   ----------   ----------  ----------   ----------   ----------

Deduct
Dividends on Common Stock ................        132,137      130,654      395,934     390,394      527,110      517,051
Adjustments to Retained Earnings .........             12        1,056        1,220       1,163        1,333        1,250
                                               ----------   ----------   ----------  ----------   ----------   ----------
     Total Deductions ....................        132,149      131,710      397,154     391,557      528,443      518,301
                                               ----------   ----------   ----------  ----------   ----------   ----------
Balance at End of Period .................     $1,643,203   $1,550,515   $1,908,208  $1,810,362   $2,039,497   $1,937,106
                                               ==========   ==========   ==========  ==========   ==========   ==========
See Notes to Consolidated Financial Statements.

                                             PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of September 30, 1994 and 1993 and for the periods then ended are unaudited but, in the opinion of PSE&G's management, reflect all adjustments, consisting only of normal recurring accruals.


                                                CONSOLIDATED STATEMENTS OF INCOME
                                                      (Thousands of Dollars)

                                                 Three Months Ended           Nine Months Ended       Twelve Months Ended
                                                   September 30,                 September 30,           September 30,
                                             ------------------------      -----------------------  -----------------------
                                                1994          1993            1994        1993         1994         1993
                                             ----------     ---------      ----------  -----------  ----------   ----------
OPERATING REVENUES
  Electric ..............................    $1,074,471     $1,099,248     $2,864,904   $2,861,188  $3,696,799   $3,664,299
  Gas ...................................       208,481        191,944      1,289,670    1,080,152   1,803,859    1,595,157
                                             ----------     ----------     ----------  -----------  ----------   ----------
       Total Operating Revenues .........     1,282,952      1,291,192      4,154,574    3,941,340   5,500,658    5,259,456
                                             ----------     ----------     ----------  -----------  ----------   ----------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation
       and Net Interchanged Power .......       189,384        203,516        514,835      557,377     674,594      738,481
    Gas Purchased and Materials for
       Gas Produced .....................       128,719        124,755        761,923      623,999   1,057,794      927,280
    Other ...............................       222,225        220,133        654,891      641,622     894,212      843,652
  Maintenance ...........................        70,647         71,072        222,559      202,152     324,810      286,063
  Depreciation and Amortization .........       137,797        127,920        408,459      377,520     540,145      530,986
  Taxes
    Federal Income Taxes ................        96,385        106,882        273,693      259,110     323,373      291,399
    New Jersey Gross Receipts Taxes .....       136,436        140,321        453,139      445,045     605,992      600,904
    Other ...............................        18,577         17,420         59,055       54,552      72,096       64,948
                                             ----------     ----------     ----------  -----------  ----------   ----------
       Total Operating Expenses .........     1,000,170      1,012,019      3,348,554    3,161,377   4,493,016    4,283,713
                                             ----------     ----------     ----------  -----------  ----------   ----------
OPERATING INCOME ........................       282,782        279,173        806,020      779,963   1,007,642      975,743
                                             ----------     ----------     ----------  -----------  ----------   ----------
OTHER INCOME
  Allowance for Funds Used During
     Construction - Equity ..............         1,824          2,050          5,486        7,495      10,256       10,489
  Peach Bottom Settlement - net of Federal
     Income Taxes, $0, $0, $0, $0, $0
     and $(7,023), respectively .........          -              -              -            -           -         (13,632)
  Miscellaneous - net ...................         2,104         (1,039)         4,600        2,876      (2,117)       7,150
                                             ----------     ----------     ----------  -----------  ----------   ----------
       Total Other Income ...............         3,928          1,011         10,086       10,371       8,139        4,007
                                             ----------     ----------     ----------  -----------  ----------   ----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED STOCK ..........       286,710        280,184        816,106      790,334   1,015,781      979,750
                                             ----------     ----------     ----------  -----------  ----------   ----------
INTEREST CHARGES
  Long-Term Debt ........................        92,997         89,546        273,838      275,642     362,448      364,552
  Short-Term Debt .......................         5,629          2,292         12,842        4,069      15,187        4,836
  Other .................................         3,173          3,572          5,938       13,873      11,355       22,108
                                             ----------     ----------     ----------  -----------  ----------   ----------
       Total Interest Charges ...........       101,799         95,410        292,618      293,584     388,990      391,496
Allowance for Funds Used During
          Construction - Debt............        (5,467)        (3,801)       (16,442)     (10,078)    (21,179)     (13,250)
                                             ----------     ----------     ----------  -----------  ----------   ----------
Net Interest Charges ....................        96,332         91,609        276,176      283,506     367,811      378,246
                                             ----------     ----------     ----------  -----------  ----------   ----------
NET INCOME ..............................       190,378        188,575        539,930      506,828     647,970      601,504
                                             ----------     ----------     ----------  -----------  ----------   ----------
Preferred Stock Dividend Requirements ...        10,144          9,767         30,568       28,346      40,336       36,994
                                             ----------     ----------     ----------  -----------  ----------   ----------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED .........    $  180,234     $  178,808     $  509,362   $  478,482  $  607,634   $  564,510
                                             ==========     ==========     ==========  ===========  ==========   ==========
See Notes to Consolidated Financial Statements.

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                                             September 30,    September 30,     December 31,
ASSETS                                                                             1994            1993             1993
- ------                                                                       --------------   -------------    --------------

UTILITY PLANT - Original cost
  Electric .............................................................       $ 12,218,603    $ 11,836,689       $ 11,920,894
  Gas ..................................................................          2,266,750       2,127,216          2,177,841
  Common ...............................................................            530,143         495,025            520,285
                                                                               ------------    ------------       ------------
       Total ...........................................................         15,015,496      14,458,930         14,619,020
Less Accumulated Depreciation and Amortization .........................          5,059,839       4,707,413          4,772,942
                                                                               ------------    ------------       ------------
       Net .............................................................          9,955,657       9,751,517          9,846,078
  Nuclear Fuel in Service, net of accumulated amortization - $297,426;
  $282,963 and $284,162, respectively ..................................            199,886         193,802            205,237
                                                                               ------------    ------------       ------------
       Net Utility Plant in Service ....................................         10,155,543       9,945,319         10,051,315
Construction Work in Progress, including Nuclear Fuel in Process -
  $56,983; $139,202 and $98,780, respectively ..........................            752,260         622,477            735,356
Plant Held for Future Use ..............................................             20,532          22,971             17,709
                                                                               ------------    ------------       ------------
       Net Utility Plant ...............................................         10,928,335      10,590,767         10,804,380
                                                                               ------------    ------------       ------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments - net of amortization - $2,068, $312 and $572,
   respectively ........................................................            150,866         104,973            116,554
  Nuclear Decommissioning and Other Special Funds ......................            223,588         186,681            189,282
  Other Plant, net of accumulated depreciation and amortization - $1,126;
   $848 and $872, respectively .........................................             32,865          20,271             26,369
                                                                               ------------    ------------       ------------
     Total Investments and Other Property ..............................            407,319         311,925            332,205
                                                                               ------------    ------------       ------------
CURRENT ASSETS
  Cash and Cash Equivalents ............................................             20,052         294,836             17,673
  Accounts Receivable:
    Customer Accounts Receivable .......................................            380,539         409,556            446,629
    Other Accounts Receivable ..........................................             92,582         144,860            160,729
    Less:  Allowance for Doubtful Accounts .............................             27,075          31,047             27,932
  Unbilled Revenues ....................................................            104,522         158,185            244,497
  Fuel, at average cost ................................................            302,676         307,506            285,943
  Materials and Supplies, at average cost ..............................            162,252         184,589            170,910
  Prepaid Gross Receipts Taxes .........................................            131,985            -                  -
  Miscellaneous Current Assets .........................................             49,459          44,269             45,754
  Deferred Income Taxes ................................................             15,387           8,589             12,934
                                                                               ------------    ------------       ------------
       Total Current Assets ............................................          1,232,379       1,521,343          1,357,137
                                                                               ------------    ------------       ------------
DEFERRED DEBITS
  Property Abandonments - net ..........................................             92,667         109,798            105,536
  Oil and Gas Property Write-Down ......................................             42,521          47,675             46,386
  Unamortized Debt Expense .............................................            127,157         100,736            117,057
  Deferred OPEB Costs ..................................................            126,658          41,043             58,593
  Under(Over)Recovered Electric Energy and Gas Costs - net .............            211,783             588             62,034
  Unrecovered Environmental Costs ......................................            132,169         105,883            138,531
  Unrecovered Plant and Regulatory Study Costs .........................             36,986          34,689             35,196
  Deferred Decontamination and Decommissioning Costs ...................             53,016            -                56,055
  Unrecovered SFAS 109 Deferred Income Taxes ...........................            786,217         789,484            789,795
  Preliminary Survey and Investigation Charges .........................             30,942          22,970             26,292
  Other ................................................................             21,032          39,769             30,609
                                                                               ------------    ------------       ------------
       Total Deferred Debits ...........................................          1,661,148       1,292,635          1,466,084
                                                                               ------------    ------------       ------------
       Total ...........................................................       $ 14,229,181    $ 13,716,670       $ 13,959,806
                                                                               ============    ============       ============
See Notes to Consolidated Financial Statements.

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                                 (Thousands of Dollars)
                                                                          September 30,    September 30,     December 31,
CAPITALIZATION AND LIABILITIES                                                 1994            1993              1993
- ------------------------------                                            -------------    -------------      -------------
CAPITALIZATION
Common Equity
  Common Stock ........................................................    $  2,563,003     $  2,563,003      $  2,563,003
  Contributed Capital by Enterprise ...................................         534,395          534,395           534,395
  Retained Earnings ...................................................       1,310,074        1,205,373         1,180,532
                                                                           ------------    -------------      ------------
     Total Common Equity ..............................................       4,407,472        4,302,771         4,277,930
Preferred Stock Without Mandatory Redemption ..........................         459,994          429,994           429,994
Preferred Stock With Mandatory Redemption .............................         150,000          150,000           150,000
Long-Term Debt (note 2)................................................       4,486,371        4,367,381         4,364,437
Capital Lease Obligations .............................................          52,054           52,680            52,530
                                                                           ------------    -------------      ------------
     Total Capitalization .............................................       9,555,891        9,302,826         9,274,891
                                                                           ------------    -------------      ------------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs ...........................          54,308             -               56,055
  Environmental Costs .................................................         105,544           85,529           111,000
                                                                           ------------    -------------      ------------
     Total Other Long-Term Liabilities                                          159,852           85,529           167,055
                                                                           ------------    -------------      ------------

CURRENT LIABILITIES
  Long-Term Debt and Capital Lease Obligations due within one year ....         310,826          209,258            62,274
  Commercial Paper and Loans ..........................................         562,665          472,722           532,728
  Accounts Payable ....................................................         300,996          411,592           519,296
  Accounts Payable-Associated Companies ...............................           1,324           26,175             5,674
  New Jersey Gross Receipts Taxes Accrued .............................            -             110,283           263,357
  Other Taxes Accrued .................................................          36,853           36,697            33,710
  Book Overdraft ......................................................          50,700             -                 -
  Interest Accrued ....................................................          98,972          103,009            96,257
  Other ...............................................................         105,741          117,332           122,924
                                                                           ------------     ------------      ------------
    Total Current Liabilities .........................................       1,468,077        1,487,068         1,636,220
                                                                           ------------     ------------      ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ...................................       2,484,400        2,317,805         2,368,778
  Accumulated Deferred Investment Tax Credits .........................         394,623          413,531           408,929
  Deferred OPEB Costs .................................................         126,658           41,043            58,593
  Other ...............................................................          39,680           68,868            45,340
                                                                           ------------    -------------      ------------
      Total Deferred Credits ..........................................       3,045,361        2,841,247         2,881,640
                                                                           ------------    -------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 3)

      Total ...........................................................    $ 14,229,181     $ 13,716,670      $ 13,959,806
                                                                           ============     ============      ============


                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Thousands of Dollars)
                                                                               Nine Months Ended         Twelve Months Ended
                                                                                 September 30,               September 30,
                                                                            --------------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1994          1993          1994         1993
                                                                            ------------  ------------  -----------  ----------
Net Income ...............................................................   $   539,930   $   506,828  $   647,970  $   601,504
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Depreciation and Amortization .........................................       408,459       377,520      540,145      530,986
   Amortization of Nuclear Fuel ..........................................        71,892        80,650       93,960      101,921
   Deferral of Electric Energy and Gas Costs - net .......................      (149,749)     (123,324)    (211,195)     (73,161)
   Amortization of Discounts on Property Abandonments and Disallowance ...        (5,140)       (5,979)      (6,962)      (9,605)
   Provision for Deferred Income Taxes - net .............................       119,200       125,206      169,862      109,680
   Investment Tax Credits - net ..........................................       (14,306)      (13,806)     (18,908)     (18,408)
   Allowance for Funds Used During Construction - Debt and Equity ........       (21,928)      (17,573)     (31,435)     (23,739)
Changes in certain current assets and liabilities:
   Net decrease (increase) in Accounts Receivable and Unbilled Revenues ..       273,355        63,416      130,986       (1,945)
   Net (increase) decrease in Inventory - Fuel and Materials and Supplies.        (8,075)      (18,322)      27,167       (7,518)
   Net (decrease) increase in Accounts Payable ...........................      (222,650)      (15,329)    (135,447)      60,562
   Net change in Prepaid/Accrued Taxes ...................................      (392,199)     (436,206)    (242,112)    (285,297)
   Net change in Other Current Assets and Liabilities ....................       (20,626)      (20,800)     (27,616)     (36,004)
 Other ...................................................................          (952)      (24,028)     (14,366)     (22,181)
                                                                             -----------   -----------  -----------  -----------
       Net cash provided by operating activities .........................       577,211       478,253      922,049      926,795
                                                                             -----------   -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC .............................      (550,717)     (534,448)    (879,563)    (800,623)
  Net increase in Long-Term Investments ..................................       (34,312)      (20,024)     (53,279)     (28,888)
  Increase in Decommissioning and Other Special Funds, excluding
   interest ..............................................................       (28,006)      (45,498)     (28,016)     (49,354)
  Cost of Plant Removal - net ............................................       (21,866)      (17,776)     (51,881)     (31,437)
  Other ..................................................................           (90)       (8,716)      (4,981)     (13,271)
                                                                             -----------   -----------  -----------  -----------
       Net cash used in investing activities .............................      (634,991)     (626,462)  (1,017,720)    (923,573)
                                                                             -----------   -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ........................................        29,937       215,186       89,943      151,178
  Increase in Book Overdrafts ............................................        50,700          -          50,700         -
  Issuance of Long-Term Debt .............................................       752,245     1,827,500      961,445    1,827,500
  Redemption of Long-Term Debt and Other Obligations .....................      (382,235)   (1,421,635)    (741,513)  (1,419,512)
  Deferral of Debt Expense - net .........................................       (10,100)      (41,812)     (26,421)     (42,154)
  Issuance of Preferred Stock ............................................        75,000        75,000       75,000       75,000
  Redemption of Preferred Stock ..........................................       (45,000)         -         (45,000)        -
  Contributed Capital by Enterprise ......................................          -          174,670                   211,370
  Cash Dividends Paid ....................................................      (409,168)     (398,546)    (541,936)    (527,194)
  Other ..................................................................        (1,220)         (644)      (1,331)        (645)
                                                                             -----------   -----------  -----------  -----------
       Net cash provided by (used in) financing activities ...............        60,159       429,719     (179,113)     275,543
                                                                             -----------   -----------  -----------  -----------
Net increase (decrease) in Cash and Cash Equivalents .....................         2,379       281,510     (274,784)     278,765
Cash and Cash Equivalents at Beginning of Period .........................        17,673        13,326      294,836       16,071
                                                                             -----------   -----------  -----------  -----------
Cash and Cash Equivalents at End of Period ...............................   $    20,052   $   294,836  $    20,052  $   294,836
                                                                             ===========   ===========  ===========  ===========
Income Taxes Paid ........................................................   $   178,584   $   143,769  $   207,684  $   213,325
Interest Paid ............................................................   $   255,350   $   268,118  $   343,660  $   368,583

                                               PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                     (Thousands of Dollars)


                                   Three Months Ended       Nine Months Ended     Twelve Months Ended
                                      September 30,           September 30,         September 30,
                                  ---------------------  ----------------------  ----------------------
                                    1994        1993        1994        1993         1994       1993
                                  ---------- ----------  ----------  ----------  ----------  ----------
Balance at Beginning of Period .. $1,254,553  $1,152,689  $1,180,532  $1,097,734  $1,205,373  $1,131,707
Add Net Income ..................    190,378     188,575     539,930     506,828     647,970     601,504
                                  ----------  ----------  ----------  ----------  ----------  ----------
     Total ......................  1,444,931   1,341,264   1,720,462   1,604,562   1,853,343   1,733,211
                                  ----------  ----------  ----------  ----------  ----------  ----------
Deduct:
Dividends
     Preferred Stock, at
      required rates ............     10,144       9,767      30,568      28,346      40,336      36,994
     Common Stock ...............    124,700     126,000     378,600     370,200     501,600     490,200
Adjustments to Retained Earnings          13         124       1,220         643       1,333         644
                                  ----------  ----------- ----------  ----------  ----------  ----------
     Total Deductions ...........    134,857     135,891     410,388     399,189     543,269     527,838
                                  ----------  ----------- ----------  ----------  ----------  ----------

Balance at End of Period ........ $1,310,074  $1,205,373  $1,310,074  $1,205,373  $1,310,074  $1,205,373
                                  ==========  =========== ==========  ==========  ==========  ==========

               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

LEVELIZED GAS ADJUSTMENT CLAUSE (LGAC)

     On July 1, 1994, PSE&G petitioned the New Jersey Board of Public Utilities
(BPU) to increase its LGAC rates to recover an additional $23.7 million, to be effective October 1, 1994. On August 4, 1994, the matter was transmitted to the Office of Administrative Law of the State of New Jersey (OAL) for adjudication. Due to recent projections of lower gas prices, the parties reached a stipulated settlement on October 6, 1994 which provides for the implementation of the Gas Remediation Adjustment Charge (RAC) with an equal corresponding offsetting adjustment to the current LGAC rate. These LGAC and RAC rates, when combined, produce a charge which results in a zero increase to the firm customers for the LGAC period ending September 30, 1995. The settlement was reviewed and approved by the OAL and transmitted to the BPU for approval on October 25, 1994. PSE&G cannot predict what action the BPU will take regarding the OAL's decision.

ELECTRIC LEVELIZED ENERGY ADJUSTMENT CLAUSE (LEAC)

     On July 1, 1994, PSE&G petitioned the BPU to increase its LEAC rates, effective October 1, 1994, to recover an additional $130 million of energy costs. A significant part of the need for an increase is the larger percentage of power that PSE&G is obligated to purchase under prior BPU approved contracts with non-regulated power producers. On August 4, 1994, the matter was transmitted to the OAL for adjudication.

     On November 1, 1994, the parties reached a stipulated settlement which provides for the implementation of provisional LEAC rates, subject to refund, designed to recover an additional $98 million over the period November 1994 through May 1995. The stipulation provides sufficient rate relief to recover current fuel costs and begins reducing the accumulated underrecovered balance while affording the parties the opportunity to continue litigating this matter in full to its final conclusion. The stipulation also preserves the following issues for litigation: a) rate treatment for the Bergen Phase I repowering project (See Note 3, Commitments and Contingent Liabilities - Bergen Station Repowering), b) litigation of alleged overearnings issue, c) recovery of the costs related to the April 7, 1994 shutdown at Salem 1 nuclear unit and d) the appropriateness of PSE&G's gas and electric transfer pricing caculations pertaining to the Bayway agreement (PSE&G's largest industrial customer). The stipulation was reviewed and approved by the OAL and transmitted to the BPU on November 2, 1994 for approval. At its November 4, 1994 agenda meeting, the BPU adopted the OAL's decision in full without modification and authorized the settlement to become effective concurrent with its adoption. Additional litigation of this matter is expected to conclude during the first quarter of 1995.

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 1.  RATE MATTERS (Concluded)

LEAC - (Concluded)

     On July 7, 1994, the BPU approved a stipulation which made permanent the LEAC rates that went into effect on January 1, 1993 on an interim basis and closed out the previous LEAC for the period ended December 31, 1992. The stipulation also provided a credit of $2.5 million to the deferred fuel balance for LEAC customers in resolution of all outstanding issues related to the November 9, 1991 Salem 2 turbine generator outage and a credit of $1.3 million to reflect an adjustment of partially estimated New Jersey Gross Receipts and Franchise Tax (NJGRT) unit tax rates to actual unit tax rates.

NOTE 2.  LONG-TERM DEBT

     Enterprise's long-term debt aggregated $5.278 billion as of September 30, 1994, of which $4.486 billion was attributable to PSE&G and $792 million to Enterprise Diversified Holdings Incorporated (EDHI), the parent of Enterprise's nonutility businesses. During the nine months ended September 30, 1994, PSE&G issued a total of $692 million principal amount of its First and Refunding Bonds (Bonds) and $60 million principal amount of Medium Term Notes (MTNs).
The net proceeds from the sale of the Bonds and MTN's were used by PSE&G to redeem $376 million aggregate principal amount of higher cost Bonds, including sinking funds requirements, to defease in substance $122.5 million of higher cost Bonds and to pay a portion of its current construction program.

NOTE 3.   COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR PERFORMANCE STANDARD

   The BPU has established a nuclear performance standard (Standard) for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem 1&2 -- 42.59%; Hope Creek -- 95%; and Peach Bottom 2&3 -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy Inc. (PECO).

     The penalty/reward under the Standard is a percentage of replacement power costs (see table below). The Standard provides that the penalties will be calculated to the edge of each capacity factor range. For example, a 30% penalty applies to replacement power costs incurred in the 55% to 65% range and a 40% penalty applies to replacement power costs in the 45% to 55% range.

               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.   COMMITMENTS AND CONTINGENT LIABILITIES - (Continued)

NUCLEAR PERFORMANCE STANDARD - (Concluded)


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

     While the Standard does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis (See Note 1, Rate Matters
- - Electric Levelized Energy Adjustment Clause). A finding of gross negligence could result in penalties other than those prescribed under the Standard. During 1993, the five nuclear units in which PSE&G has an ownership interest

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR PERFORMANCE STANDARD (Concluded)

aggregated a 77% combined capacity factor. In accordance with the Standard, PSE&G's combined capacity factor exceeded the 75% reward threshold, entitling PSE&G to a reward of approximately $3.9 million. PSE&G has petitioned the BPU to recover the 1993 reward through the next LEAC (See Note 1). PSE&G expects that the 1994 combined capacity factor under the Standard will fall within the capacity factor range equal to or greater than 65% and less than 75%, although no assurances can be given.

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                    PSE&G
                                                                   MAXIMUM
                                                                 ASSESSMENTS
                                                      TOTAL         FOR A
                                                      SITE          SINGLE
   TYPE AND SOURCE OF COVERAGES                     COVERAGES      INCIDENT
- --------------------------------------------------  ---------     ----------
                                                       (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers........................  $  200.0       $   --
 Indemnity(A).....................................   8,799.5        210.2
                                                    --------     --------
                                                    $8,999.5 (B)   $210.2
                                                    --------     --------
Nuclear Worker Liability:
 American Nuclear Insurers(C).....................  $  200.0       $  8.2
                                                    --------     --------
Property Damage (D):
 Nuclear Mutual Limited ..........................  $  500.0       $ 11.6
 American Nuclear Insurers........................     765.0 (E)       --
 Nuclear Electric Insurance Ltd. (NEIL I).........      85.0 (F)       --
 Nuclear Electric Insurance Ltd. (NEIL II)........   1,400.0 (G)      7.8 (H)
                                                    --------     --------
                                                    $2,750.0       $ 19.4
                                                    --------     --------
Replacement Power:
 Nuclear Electric Insurance Ltd...................  $    3.5 (I)   $ 12.4

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

(D) Effective November 15, 1994, a new policy NEIL III issued by Nuclear Electric Insurance, Inc. will replace the coverage currently afforded by ANI and NEIL I. Under NEIL III and the new NEIL II policy (also effective November 15), the potential assessment for a single incident rises to $26.5 million.

(E)  Includes $100 million sublimit for premature decommissioning costs.

(F)  New policy effective January 1, 1994.

(G)  Includes up to $250 million for premature decommissioning costs.

(H) In the event of a second industry loss triggering NEIL II - coverage, the maximum retrospective premium assessment can increase to $16.7 million. ($17.5 million effective November 15, 1994).

(I) Weekly indemnity for 52 weeks which commences after the first 21 weeks of an outage. Beyond the first 52 weeks of coverage, indemnity of $2.8 million per week for 104 weeks is afforded. Total coverage amounts to $473.2 million over three years.

     Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price-Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 0. million per reactor per incident, payable at $10 million per

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS (Concluded)

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

     PSE&G purchases property insurance, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Under the terms of the various insurance agreements, PSE&G could be subject to a maximum retrospective assessment for a single incident of up to $19.4 million. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the Nuclear Regulatory Commission
(NRC) suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

     PSE&G is a member of an industry mutual insurance company, NEIL, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear station. The policies provide for a weekly indemnity payment of $3.5 million for 52 weeks, subject to a 21-week waiting period. The policies provide for weekly indemnity payments of $2.8 million for a 104 week period beyond the first year's indemnity. The premium for this coverage is subject to retrospective assessment for adverse loss experience. Under the policies, PSE&G's present maximum share of any retrospective assessment in any year is $12.4 million.

PSE&G URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

     In accordance with the National Energy Policy Act of 1992 (NEPA), domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of enrichment services from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation (USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected.
Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $66.0 million. To date PSE&G has paid $13.0 million, resulting in a balance of $53.0 million. While PSE&G expects to recover its costs in the next LEAC, it cannot predict the outcome, amount or timing of any recovery associated with this matter. In addition, as of September 30, 1994, PSE&G has recorded a liability of $1.3 million relating to low level radioactive waste costs incurred at its nuclear generating stations.

              PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

     Based on PSE&G's 1994-1998 construction program, construction expenditures are expected to aggregate approximately $4.2 billion, which includes $483 million for nuclear fuel and $133 million of AFDC and capitalized interest during the years 1994 through 1998. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation, due to inflation, of approximately 4%, annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to generate internally a majority of the funds necessary to satisfy its construction expenditures over the next five years. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1994 through 1998.

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 3.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

SALEM STATION

     The NJDEP issued a draft New Jersey Pollutant Discharge Elimination System (NJPDES) permit on October 3, 1990 pursuant to the Federal Water Pollution Control Act with respect to Salem 1 and 2 which, if adopted as proposed, would have required the immediate shutdown of both units pending retrofit with cooling towers. On June 24, 1993, NJDEP issued a revised draft permit that permitted Salem to continue to operate with once-through cooling and requires PSE&G to make certain plant modifications and to take certain other actions to enhance the ecology of the affected water body. The final five year permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994. Certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEP challenging the final permit. The NJDEP granted the hearing requests on certain of the issues and PSE&G has been named as a respondent along with the NJDEP in these matters which are pending in the OAL. The U.S. Environmental Protection Agency (EPA), which has authority to review the final permit issued by the NJDEP, completed its review and has not raised any objections. PSE&G is implementing the final permit. Additional permits from various agencies are required to be obtained to implement the permit. No assurances can be given as to receipt of any such additional permits. Estimated capital cost of compliance with the final permit is approximately $100 million, of which PSE&G's share would be 42.59% and is included in PSE&G's 1994-1998 construction program.

BERGEN STATION REPOWERING

     PSE&G is presently engaged in Phase I of a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by the NJDEP on May 27, 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility. At this point in time, it is highly unlikely that PSE&G will pursue Bergen Phase II; however, in the event that this project is undertaken, it would increase the capacity of Bergen by an additional 650 MW.

     On July 12, 1993, the Independent Energy Producers of New Jersey (IEPNJ), an association of competitors of PSE&G, appealed the NJDEP's issuance of the air permit for Phase I of the project to the Appellate Division of the New Jersey Superior Court, alleging that PSE&G is first required to obtain a Certificate of Need (CON) under the New Jersey Need Assessment Act (NJNAA).
The NJDEP determined that the NJNAA was inapplicable to this renovation project and, as more fully described below, the Appellate Division of New Jersey Superior Court affirmed this determination on July 8, 1994. Obtaining a CON would be a complex procedure entailing proceedings of at least a two year duration before the NJDEP, the outcome of which could not be assured.

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

BERGEN STATION REPOWERING (Concluded)

As of September 30, 1994, Phase I of the renovation project was about 86% complete and PSE&G had spent approximately $250 million on this effort. The final cost is estimated to be approximately $400 million. In accordance with PSE&G's BPU approved LEAC settlement of November 4, 1994, PSE&G intends to file a proposal with the BPU seeking rate treatment for the Bergen Phase I repowering project (See Note 1) no later than March 1, 1995. (See Note 1. Rate Matters, Electric Levelized Energy Clause)

     On July 8, 1994, the Appellate Division issued a decision affirming the determination of the NJDEP that a CON was not required for Phase I of the project. The Appellate Division, however, concluded that the NJDEP erred by granting a conditional air pollution control permit for Phase II of the project and, accordingly, remanded this matter to NJDEP for modification of the permit to indicate that it only applies to Phase I. By Notice of Petition for Certification dated July 27, 1994, IEPNJ petitioned the Supreme Court of New Jersey for review of the Appellate Division decision that a CON was not required for Phase I of the project. PSE&G has opposed this appeal. Review by the Supreme Court of New Jersey of this matter is discretionary. PSE&G believes that a CON is not required for Phase I of the project. However, if a CON were ultimately required by the courts after exhaustion of all appeals, the permits needed to operate the plant could not be issued until after a CON was obtained. PSE&G intends to continue this renovation project and to vigorously defend its position through all available means.

ENVIRONMENT

GENERAL

     Certain Federal and State laws authorize the United States EPA and NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to be material.

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

     Costs incurred through September 30, 1994 for the Remediation Program amounted to $49.9 million, net of insurance recoveries. In addition, at September 30, 1994, PSE&G's liability for estimated remediation costs, net of insurance recoveries, through March 31, 1996 aggregated $105.5 million. In accordance with a Stipulation approved by the BPU on January 21, 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992, net of insurance recoveries, over a six-year period. PSE&G will recover $5.3 million in each of its next three LGAC periods ending in 1996, net of insurance recoveries. The regulatory treatment of the remediation costs covered by this Stipulation was not changed in the BPU's September 15, 1993 written order, allowing continued collection under the terms of the January 21, 1992 Stipulation. The decision of September 15, 1993 concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 were subject to audit and verification in PSE&G's 1992-93 LGAC. The audit has been completed and resulted in no disallowance of any costs. The order also approved a mechanism for costs incurred since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through PSE&G's LEAC and LGAC, with 60% charged to gas customers and 40% charged to electric customers. (See Note 1 - Rate Matters - Remediation Adjustment Clause).

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

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the SEC on Form 10-K for 1993 and Quarterly Reports on Form 10-Q for March and June 1994, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes of Enterprise and should be read in conjunction with such statements and notes.

     As of September 30, 1994, PSE&G comprised 86% of Enterprise assets. PSE&G's revenues were 93% of Enterprise's revenues for the three, nine, and twelve month periods ended September 30, 1994, and PSE&G's earnings available to Enterprise for such periods were 96%, 93%, and 98%, respectively, of Enterprise's net income.

COMPETITION

     Ongoing initiatives affecting PSE&G's electric and gas utility businesses associated with the continuing transition to a competitive market environment will have an increasingly significant impact on Enterprise and PSE&G. Federal legislation, including the National Energy Policy Act (NEPA), as well as regulatory initiatives at both the federal and state levels that are designed to promote competition and lessen regulation of the energy supply industry can be expected to result in additional pressures on customer retention due to energy prices, especially with respect to larger industrial and commercial customers. Growth potential is limited in PSE&G's mature service territory.
 Currently, the BPU is addressing these issues in collaboration with the State's utilities and other interested parties in the context of a revision of the New Jersey Energy Master Plan. Phase 1 of the Energy Master Plan is scheduled to be released in January 1995. The BPU has publicly stated that it intends to recommend proposed legislation addressing the issue of regulatory flexibility in December 1994.

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

     This transition to a competitive market environment may also affect utilities' asset values as a result of changes from traditional utility ratemaking. A shift to a market-price determination of asset values could result in transition costs, including costs related to power purchase contracts, and create "stranded assets". Such assets could include electric generating units constituting excess capacity, less efficient units whose cost may be too high to be fully supported by competitively set

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

COMPETITION - (Concluded)

rates and/or certain regulatory assets whose costs may not be fully recoverable in a deregulated environment. If changes in rate regulation ultimately require a recognition of any such stranded assets, write-downs for utilities, including PSE&G, may occur. At this time management cannot predict the level of transition costs or stranded assets resulting from industry deregulation, if any, or whether utility regulators will allow recovery of any such transition costs from customers. However, such amounts could be material.

     PSE&G has signed each of its three existing wholesale electric customers, aggregating 40 mw of load, to new 5-year full service agreements with mid-term extension options. Two of these agreements, are pending approval by the Federal Energy Regulatory Commission (FERC).

                        PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS


ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were 76 cents, $2.24 and $2.54 for the three, nine and twelve months ended September 30, 1994, a decrease per share of 3 cents, an increase of 4 cents and a decrease of 6 cents, respectively, from the comparable 1993 periods after giving effect to the issuance of additional shares of Common Stock. (See Liquidity and Capital
Resources - External Financing.)  The changes are summarized as follows:


                                   Increase  or (Decrease) to Earnings
                                   -----------------------------------

                            Three Months Ended      Nine Months Ended    Twelve Months Ended
                              September 30,           September 30,         September 30,
                              1994 vs. 1993           1994 vs. 1993         1994 vs. 1993
                            ------------------      -----------------    -------------------
                                       Per                   Per                   Per
                             Millions  Share      Millions   Share      Millions   Share
                             --------  -----      --------   -----      --------   -----

PSE&G
Revenues (net of fuel costs
 and gross receipts taxes)    $  6     $ 0.03       $110    $ 0.45        $169    $ 0.71
0ther operation expenses        (2)     (0.01)       (13)    (0.05)        (51)    (0.21)
Maintenance expenses             -          -        (20)    (0.08)        (39)    (0.16)
Depreciation and Amortization
 expenses                       (8)     (0.03)       (22)    (0.09)        (26)    (0.11)
Federal income taxes            10       0.04        (15)    (0.06)        (32)    (0.14)
Peach Bottom Settlement - net
 of Federal income taxes of
 $7 million                      -          -          -         -          14      0.06
Interest Charges                (6)     (0.03)         1         -           1         -
Other Income                     3       0.01          2      0.01          (6)    (0.03)
Other                           (2)     (0.01)       (10)    (0.04)         16      0.07
Preferred  Stock Dividend
 Requirements                    -          -         (2)    (0.01)         (3)    (0.01)
                              ----     ------       ----    ------        ----    ------
Earnings available to
 Enterprise                      1          -         31      0.13          43      0.18
                              ----     ------       ----    ------        ----    ------
EDHI                            (6)     (0.03)       (11)    (0.05)        (42)    (0.18)
                              ----     ------       ----    ------        ----    ------
Net Income                    $ (5)     (0.03)      $ 20      0.08        $  1         -
                              ====     ======       ====    ======        ====    ======

Effect of additional shares
 of Enterprise Common Stock
 issues                                     -                (0.04)                (0.06)
                                       ------               ------                ------
Total                                  $(0.03)              $ 0.04                $(0.06)
                                       ======               ======                ======
Average Shares of Common Stock
 Outstanding-1993                 241,888,798          239,927,317           238,544,642

Average Shares of Common Stock
 Outstanding-1994                 244,697,930          244,394,250           244,004,619

/TABLE

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Continued)

  PSE&G

     PSE&G's earnings available to Enterprise increased by $1 million, or 1% for the quarter ended September 30, 1994 from the quarter ended September 30, 1993. The increase was due to lower operating expenses principally due to a decrease in federal income taxes resulting from lower pre-tax operating income and lower maintenance expenses, partially offset by higher amortization expenses due to more utility plant in service and other operation expenses (comprised primarily of labor and employee benefits). Also adversely affecting earnings were higher interest expense resulting from an increase in long-term debt outstanding and higher rates for commmercial paper.

     PSE&G's earnings available to Enterprise increased by $31 million, or 6% for the nine months ended September 30, 1994 from the comparable nine month period ended September 30, 1993. The increase was primarily due to increased electric commercial sales and firm gas residential and commercial sales. Electric (kilowatthour) and gas (therm) sales increased 1.2% and 6.1%, respectively, principally due to weather and a modest improvement in New Jersey's economy. In addition, lower interest expense resulting from refinancing debt also contributed to the increase in earnings. The major factors adversely affecting earnings were higher depreciation and amortization expenses due to more utility plant in service, higher maintenance expenses at Hope Creek nuclear station due to the spring 1994 refueling outage, increased federal income taxes due to higher pre-tax operating income and increased other operation expenses (comprised primarily of labor and employee benefits costs).

     Excluding the $14 million net effect of the 1992 settlement of litigation against PECO in connection with the 1987 shutdown of Peach Bottom by the NRC, PSE&G's earnings available to Enterprise increased by $29 million or 5%, for the twelve month period ended September 30, 1994 from the comparable twelve month period ended September 30, 1993. The principal factors contributing to the increase were PSE&G's increased weather-related electric and gas sales, a modest improvement in New Jersey's economy and higher electric and gas base
rates that became effective January 1, 1993.   In addition, lower interest
expense resulting from refinancing of debt also contributed to the increase in earnings. Partially offsetting the increase in earnings were higher other operation expenses (comprised primarily of labor, employee benefits costs and miscellaneous nuclear production expenses), increased maintenance expenses at the Mercer generating station, increased maintenance expenses at Hope Creek nuclear station due to the spring 1994 refueling outage, higher federal income taxes resulting from higher pre-tax operating income and higher depreciation and amortization expenses.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Concluded)

  EDHI

     EDHI's decrease in net income of $6 million, or 48% for the quarter ended September 30, 1994 compared to the quarter ended September 30, 1993 was primarily due to lower gas volumes and prices and higher exploration and development expenses due to increased drilling activities for EDC. Partially offsetting the decrease were lower income taxes for EDHI due to the increase in the Federal income tax rate in August 1993 and higher income from certain CEA projects.

     EDHI's net income for the nine month period ended September 30, 1994 decreased $11 million, or 23%, from the comparable nine month period ended September 30, 1993. The primary factors contributing to the decrease were lower gas volumes and lower gas and oil prices and higher exploration and development expenses due to increased drilling activities for EDC. Partially offsetting the decrease was higher income from PSRC due to lower interest expense, higher partnership income and higher gains from marketable securities,
partially offset by lower interest and  dividend income.   CEA's income
increased due to higher income from various projects and EGDC's net loss decreased due to lower interest expense. Also, EDHI experienced lower income taxes due to the increase in the Federal income tax rate in August 1993.

     Excluding the recorded 1993 impairment related to certain of EGDC's properties, which reduced net income by $51 million, EDHI's net income for the twelve month period ended September 30, 1994 increased by $9 million, or 16%, compared to the twelve month period ended September 30, 1993. The increase was due principally to PSRC's higher income from investments and increased productivity at certain CEA projects, partially offset by lower EDC gas volumes and lower gas and oil prices.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

DIVIDENDS

     Dividends paid to holders of Enterprise Common Stock during the three, nine and twelve month periods ended September 30, 1994 increased $1.5 million, $5.5 million and $10.1 million, respectively, over the comparable 1993 periods. The increase in dividend payments was due to the issuance of additional shares of Enterprise Common Stock. (See Liquidity and Capital Resources.)

     Dividends paid to holders of PSE&G's Preferred Stock, during the three, nine and twelve month periods ended September 30, 1994 increased $377 thousand, $2.2 million and $3.3 million, respectively, over the comparable 1993 periods. The increase in such dividends was due to the issuance of additional shares of PSE&G's Preferred Stock, partially offset by reduced expense resulting from the redemption of certain higher cost series of Preferred Stock. (See Liquidity and Capital Resources.)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES

  PSE&G ELECTRIC

     Revenues decreased $25 million, or 2%, during the three months ended September 30, 1994, increased $4 million, or .1%, during the first nine months of 1994 and increased $33 million, or .9%, during the twelve months ended
September 30, 1994 compared to the same periods ended September 30, 1993. The significant components of these changes follow:


                                                     Increase or (Decrease)
                                 -----------------------------------------------------------
                                 Three Months Ended   Nine Months Ended   Twelve Months Ended
                                   September 30,        September 30,       September 30,
                                   1994 vs. 1993        1994 vs. 1993       1994 vs. 1993
                                 ------------------   ----------------  --------------------
                                                          (Millions)
Kilowatthour sales .............      $  (5)               $  48             $  36
Base rate increase effective
  January 1, 1993 ..............          -                    -                59
Recovery of energy costs .......        (15)                 (44)              (59)
NJGRT ..........................         (5)                  (1)               (3)
Other operating revenues .......          -                    1                 -
                                      -----                -----             -----
  Total Electric Revenues ......      $ (25)               $   4             $  33
                                      =====                =====             =====

Changes in kilowatthour sales by major customer category are described below:
                                                 Increase or (Decrease)
                              -------------------------------------------------------------
                               Three Months Ended    Nine Months Ended   Twelve Months Ended
                                 September 30,         September 30,       September 30,
                                 1994 vs. 1993         1994 vs. 1993       1994 vs. 1993
                              ------------------     ----------------  --------------------
Residential ...................     (8.0)%                (1.3)%           (0.4)%
Commercial ....................      3.0                   2.9              1.8
Industrial ....................      0.1                   0.8             (0.1)
Total Sales of Electricity ....     (3.6)                 (1.8)            (1.5)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Continued)

  PSE&G ELECTRIC - (Concluded)

     The 2% decrease in revenues during the three month period ended September 30, 1994, was primarily due to lower sales to residential customers resulting from cooler 1994 weather conditions (THI down 11.3%).  Commercial and industrial sales increased due to an improving New Jersey economy, however, industrial sales were partially offset by lost sales due to a maintenance shutdown at PSE&G's largest industrial customer.  The decrease in the recovery of energy costs for the quarter was primarily attributable to lower sales.

     Revenues for the nine and twelve month periods ended September 30, 1994, remained relatively unchanged.  Sales to commercial customers increased due to an improving New Jersey economy, while industrial sales were partially offset by lost sales due to a maintenance shutdown at PSE&G's largest industrial customer.  Contributing to the slight increase in revenues for the twelve month period was the base rate increase which became effective January
1, 1993.  The decrease in the recovery of fuel costs for the nine and twelve months ended September 30, 1994, was due to lower sales.

  PSE&G GAS

     Revenues increased $17 million, or 9% during the three months ended September 30, 1994, $210 million, or 19%, during the first nine months of 1994 and $209 million or 13% during the twelve month period ended September 30,
1994 compared to the similar periods ended September 30, 1993. The significant components of these changes follow:

                                               Increase or (Decrease)
                                -----------------------------------------------------------
                                Three Months Ended   Nine Months Ended  Twelve Months Ended
                                  September 30,       September 30,      September 30,
                                  1994 vs. 1993       1994 vs. 1993      1994 vs. 1993
                                ------------------   ----------------  --------------------
                                                         (Millions)
Therm sales ...................       $ 10                 $ 59              $ 47
Base rate increase effective
 January 1, 1993 ..............          -                    -                25
Recovery of fuel related costs.          5                  139               130
NJGRT .........................          1                   10                 9
Other operating revenues ......          1                    2                (2)
                                      ----                 ----              ----
   Total Gas Revenues .........       $ 17                 $210              $209
                                      ====                 ====              ====
/TABLE

                               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Continued)
  PSE&G GAS - (Concluded)

Changes in gas sold or transported by customer category are described below:

                                               Increase or (Decrease)
                         -------------------------------------------------------------
                         Three Months Ended    Nine Months Ended   Twelve Months Ended
                           September 30,         September 30,        September 30,
                           1994 vs. 1993         1994 vs. 1993        1994 vs. 1993
                         -------------------   -----------------   -------------------
Residential ............      10.3%                 10.3%                7.5%
Commercial .............      (2.5)                  3.2                 1.8
Industrial .............       7.7                   9.0                 8.9
Transportation Service .       7.6                  (3.3)               (3.3)
Total Gas Sold or
 Transported ...........       6.0                   6.1                 4.7

     The gas revenue increase of 9% for the quarter ended September 30, 1994 from the comparable quarter of 1993 is primarily attributable to an increase in industrial cogeneration sales as a result of increased average customer usage due to an improving economy and recovery of fuel costs.

     The gas revenue increase of 19% and 13% for the nine and twelve month periods ended September 30, 1994, respectively, from the comparable periods of 1993 is primarily attributable to an increase in the recovery of fuel costs principally due to higher fuel rates, higher sales and significantly lower customer refunds. Residential, commercial and industrial sales increased due to favorable weather conditions and an improving economy.  Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage for electric generation continues to increase.  Also contributing to the increase in revenues for the twelve months ended September 30, 1994, was the base rate revenue increase which became effective January 1, 1993.


/TABLE

                               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS - (Continued)

REVENUES - (Concluded)

  EDHI

     EDHI revenues decreased $20 million, or 17%, during the third quarter of 1994 from the third quarter of 1993, revenues decreased $13 million, or 4%, during the first nine months of 1994 from the first nine months of 1993, and revenues increased $9 million, or 2%, during the twelve month period ended September 30, 1994 from the twelve month period ended September 30, 1993. The significant factors contributing to such results are as follows:

                                           Increase or (Decrease)
                      -----------------------------------------------------------
                       Three Months Ended  Nine Months Ended  Twelve Months Ended
                          September 30,       September 30,      September 30,
                          1994 vs. 1993       1994 vs. 1993      1994 vs. 1993
                      -------------------  -----------------  -------------------
                                               (Millions)
EDC ..............            $(14)                $(31)             $(44)
PSRC .............              (9)                   9                34
CEA ..............               5                   12                21
EGDC .............              (2)                  (3)               (2)
                             -----                -----              ----
                              $(20)                $(13)             $  9
                             =====                =====              ====

     EDC's revenues were lower compared to prior periods due to lower gas volumes and prices and lower oil prices.
PSRC's revenues were lower for the three months ended September 30, 1994 due to lower gains from security investments and lower interest and dividend income and were higher for the nine and twelve months ended September
30, 1994 due to higher income from partnerships, leases and gains from security investments, partially offset by lower interest and dividend income.  CEA's revenues were higher for all 1994 periods due to increased productivity at certain projects.



                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS - (Continued)

PSE&G - ELECTRIC ENERGY COSTS

     Electric energy costs decreased $14 million or 7%, $43 million, or 8% and $64 million, or 9%, during the three, nine and twelve month periods ended September 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                  Increase or (Decrease)
                               -----------------------------------------------------------
                               Three Months Ended    Nine Months Ended  Twelve Months Ended
                                September 30,         September 30,      September 30,
                                1994 vs. 1993         1994 vs. 1993      1994 vs. 1993
                              ------------------    ----------------  -------------------
                                                            (Millions)
Change in prices paid for
 fuel and power purchases ..........     $ -                 $ 40                 $ 48
Kilowatthour generation ............       (3)                  8                    9
Adjustment of actual costs to match
 recoveries through revenues (A) ...      (11)                (91)                (121)
                                         ----                ----                 ----
Total Electric Energy Costs.........     $(14)               $(43)                $(64)
                                         ====                ====                 ====



(A)  Reflects the change in deferred over(under) recovered energy costs.

     The decrease in total costs during the third quarter of 1994 from the comparable 1993 quarter was principally due to the underrecovery of energy costs and a 1% decrease in kilowatthour generation, partially offset by a 17%
increase in purchased power, principally from the PJM interconnection.

     The decrease in total costs during the first nine months of 1994 from the comparable 1993 period was principally due to the underrecovery of energy costs, partially offset by a 16% increase in purchased power costs and a 1% increase in kilowatthour generation.

     The decrease in total costs for the twelve month period ended September 30, 1994 from the comparable 1993 period was principally the result of an adjustment in the recovery of energy costs resulting from the BPU base rate case decision effective January 1, 1993, partially offset by a 17% increase in purchased power costs and a 1%
increase in kilowatthour generation.

/TABLE

                            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS - (Continued)

GAS SUPPLY COSTS

     Gas supply costs increased $5 million, or 4%, $142 million, or 23% and $140 million, or 16% during the three, nine and twelve month periods ended September 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                Increase or (Decrease)
                               -----------------------------------------------------------
                               Three Months Ended  Nine Months Ended    Twelve Months Ended
                                 September 30,       September 30,        September 30,
                                 1994 vs. 1993       1994 vs. 1993        1994 vs. 1993
                               -------------------  -----------------   -------------------
                                                           (Millions)
Change in prices paid for
 gas supplies ......................      $(20)              $ 24                 $ 32
Therm sendout ......................         9                 58                   66
Refunds from pipeline suppliers ....        (4)               (14)                   7
Adjustment of actual costs to match
  recoveries through revenues (A) ..        20                 74                   35
                                          ----               ----                 ----
Total Gas Supply Costs .............      $  5               $142                 $140
                                          ====               ====                 ====


(A)  Reflects the change in deferred over(under) recovered gas costs.

     For the quarter ended September 30, 1994, lower gas prices were offset by greater sendout, increased sales to Nonutility Generators (NUGS) and overrecovered  gas costs.  The increases in total costs for the nine and twelve month periods ended September 30, 1994 compared to similar periods in 1993 were primarily attributable to increased sendout as a result of the colder winter, higher gas prices and increased sales to NUGS.

/TABLE

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Enterprise's liquidity is affected by maturing debt (See Note 2 - Long-Term Debt of Notes to Consolidated Financial Statements), investment and acquisition activities, the capital requirements of PSE&G's construction program and permitted regulatory recovery of expenses and collection of revenues. (For additional information see Note 3 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

  PSE&G

     For the nine month period ended September 30, 1994, PSE&G had utility plant additions, excluding AFDC, of $551 million, an increase of $17 million from the corresponding period in 1993. For the twelve month period ended September 30, 1994, PSE&G had utility plant additions, excluding AFDC, of $880 million, an increase of $79 million from the corresponding period in 1993. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities.

     PSE&G expects that it will be able to generate internally a majority of its capital requirements, including construction expenditures, over the next five years. (See Note 1 - Rate Matters and Note 3 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.)

     Legislation effective January 1, 1992 phased in an acceleration of payment of the New Jersey Gross Receipts and Franchise Tax (NJGRT) during 1992-94, so that for 1994 and for each year thereafter PSE&G will be paying its estimated current year's NJGRT liability in April of each such year. In April 1993, PSE&G paid $899 million (its 1992 NJGRT plus 50% of its estimated 1993 NJGRT). In April 1994, PSE&G paid $847 million (the remainder of its 1993 NJGRT plus its 1994 estimated NJGRT). Such prepayment had been partially funded by PSE&G through the issuance of short-term debt. On September 20, 1994, the BPU approved a petition filed by PSE&G to replace a portion of such short-term funding with $100 million of long-term debt. (See External Financing)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

  EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. EDHI intends to focus its efforts on CEA and EDC, its energy-related core businesses. CEA is expected to be the primary vehicle for its business growth and EDC is projected to attain and maintain a reserve base, principally through exploration and drilling, at approximately 900 billion cubic feet equivalent (BCFE), approximately 11% above the December 1993 level. During 1994, EDC has expended approximately $121 million to acquire or discover domestic and international reserves. At September 30, 1994, EDC had reserves of 808 BCFE. PSRC will make limited new investments related to EDHI's core business, while EGDC will exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

     A partnership, in which EGDC is an 80% partner ($21 million equity investment), is currently negotiating to extend or replace a mortgage financing of $40.2 million which is maturing on January 2, 1995. EGDC has guaranteed $5.3 million of the financing. No assurances can be given that EGDC or the partnership will be able to extend this loan or obtain a replacement loan in the amount of the existing loan. Failure to extend or replace the existing loan at the current outstanding loan balance, or at current interest rates, may result in an increase in the amount of equity capital which EGDC will require.

     PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At September 30, 1994, $118 million remained as PSRC's unfunded commitment subject to call.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of September 30, 1994 and 1993, EDHI had consolidated debt to equity ratios of 1.15:1 and 1.63:1 and, for the twelve months ended September 30, 1994 and 1993, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 2.01:1 and 1.90:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given. (See
Note 4 -  Long-Term Debt of Notes to Consolidated Financial Statements.)

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Enterprise's cash provided by operating activities increased $81 million to $728 million for the nine months ended September 30, 1994 compared to the corresponding period in 1993. This increase was primarily due to a decrease in accounts receivable, an increase in net income, an increase in depreciation and amortization and a decrease in NJGRT payments, partially offset by a decrease in accounts payable. (For more information see Enterprise Earnings and Revenues.)

     Enterprise's cash provided by operating activities for the twelve months ended September 30, 1994 decreased $45 million to $1.089 billion when compared to the corresponding period in 1993. This decrease was primarily due to the lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and a decrease in accounts payable. Partially offsetting these cash outflows were a decrease in accounts receivables, the loss from property impairments and a decrease in inventories. (For additional information see Enterprise Earnings and Revenues.)

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

  EXTERNAL FINANCINGS
 Cash Flows from Financing Activities:

                                     Nine Months Ended    Twelve Months Ended
                                         September 30,       September 30,
                                     ------------------  -------------------
                                       1994      1993      1994      1993
                                     -------   --------  --------  ---------
                                                   (Millions)
Enterprise:
    Issuance of Common Stock  (A)    $    28   $   241    $   61    $  276
                                     -------   --------   -------   -------
    Cash Dividends Paid on
         Common Stock (B)               (396)     (390)     (527)     (517)
                                     -------   --------   -------   -------
    Increase in Book Overdrafts           51         -        51         -
                                     -------   --------   -------   -------

PSE&G:  (C)
    Net increase in Short-Term
     Debt (D)                             30       215        90       151
    Issuance of Long-Term Debt           752 (E) 1,828       961     1,828
    Redemption of Long-Term Debt and
     Other Obligations                  (382)(E) (1422)     (742)   (1,420)
    Deferral of Debt Expense - net       (10)      (42)      (26)      (42)
    Issuance of Preferred Stock           75 (F)    75        75        75
    Redemption of Preferred Stock        (45)(F)    -        (45)       -
    Other                                 (1)       (1)       (1)       (1)
                                     --------  --------   -------   -------
         Total PSE&G                     419       653       312       591
                                     --------  --------   -------   -------
EDHI:
    Net decrease in Short-Term
     Debt (G)                            (45)      (85)      (50)      (60)
    Issuance of Long-Term Debt             -       132        78       132
    Redemption of Long-Term Debt and
     Other Obligations                   (39)     (153)     (298)     (154)
    Other                                  1         1        (6)        2
                                     --------  --------   -------   -------
         Total EDHI                      (83)     (105)     (276)      (80)
                                     --------  --------   -------   -------
      Net cash provided by (used in)
         financing activities        $    19   $   399    $ (379)   $  270
                                     ========  ========   =======   =======

(A) During the first nine months of 1994, Enterprise issued and sold 1,009,674 shares of Common Stock through its DRIP and Employee Stock Purchase Plan. All such sales of Common Stock took place during the first quarter of 1994. The net proceeds from such sales, aggregated approximately $28 million and were used by Enterprise to make equity investments in EDHI.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)
EXTERNAL FINANCINGS - (Continued)

EDHI utilized such funds to repay outstanding debt at maturity. Book value per share was $21.71 at September 30, 1994, compared to $21.26 at September 30, 1993 and $21.07 at December 31, 1993.

(B)  See DIVIDENDS.

(C) Under the terms of PSE&G's Mortgage and Restated Certificate of Incorporation at September 30, 1994, PSE&G would qualify to issue an additional $4.204 billion of its Bonds at a rate of 8.875% or $3.668 billion of Preferred Stock at a rate of 8.875%. PSE&G's Restated Certificate of Incorporation limits the issuance of Preferred Stock to $1.0 billion, of which $610 million is outstanding.

     In addition, as a prerequisite to the issuance of additional Bonds, PSE&G's Mortgage requires a 2:1 ratio of earnings to fixed charges as computed thereunder. For the twelve months ended September 30, 1994 such ratio was 3.43:1.

     On September 20, 1994, the BPU approved PSE&G's petition to replace a portion of its short-term debt funding for NJGRT with $100 million of long-term debt. Under authority previously granted by the BPU and expiring on December 31, 1994, PSE&G is authorized to issue an additional $441 million principal amount of its Bonds or MTNs for the purpose of refunding higher cost securities. PSE&G filed a Petition on October 11, 1994 for authority to issue $370 million of Bonds/MTNs through 1996 for refunding purposes and to extend the authority for the $100 million of Bonds/MTNs approved in the September 20th Order.

     The BPU has authorized PSE&G to issue not more than $800 million of its short-term obligations at any one time outstanding, consisting of commercial paper and other unsecured borrowings from banks and other lenders through December 31, 1994. On November 2, 1994, PSE&G filed a Petition with the BPU requesting authority to issue short-term interim obligations not exceeding $1 billion through January 1, 1997. On September 30, 1994, PSE&G had $563 million of short-term debt outstanding.

     PSE&G renewed and increased to $800 million a revolving credit agreement with a group of commercial banks through September 30, 1995. On September 30, 1994, there was no short-term debt outstanding under this credit agreement.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

(D) Includes commercial paper issued and/or redeemed by PSE&G Fuel Corporation (Fuelco) and guaranteed by PSE&G pursuant to a commercial paper program supported by a bank revolving credit facility to finance the acquisition of a 42.49% undivided interest in the nuclear fuel for Peach Bottom. Fuelco has a $150 million commercial paper program through September 1996. On September 30, 1994, Fuelco had $80 million of its commercial paper outstanding.

(E) Enterprise's long-term debt aggregated $5.278 billion as of September 30, 1994, of which $4.486 billion was attributable to PSE&G and $792 million to EDHI.

     During the nine months ended September 30, 1994, PSE&G issued a total of $692 million principal amount of its Bonds and $60 million principal amount of MTN's. The net proceeds from the sale of the Bonds and MTNs were used by PSE&G to redeem $376 million principal amount, including sinking funds requirements, of its higher cost Bonds, to defease in substance $122.5 million principal amount of higher cost Bonds and to pay a portion of its current construction program.

     On October 31, 1994, PSE&G issued a total of $98 million principal amount of its Bonds and on November 1, 1994 redeemed a total of $98 million principal amount of its Bonds.

For additional detail see Note 2 - Long-Term Debt of Notes to Consolidated Financial Statements.

(F) In February 1994, PSE&G issued and sold $75 million of its Cumulative Preferred Stock. In March 1994, PSE&G used the funds from the above sale to redeem $45 million of its higher priced Cumulative Preferred Stock. The remaining funds were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were principally incurred to fund a portion of its construction expenditures.

     On November 4, 1994, the BPU approved an Order extending through December 31, 1995 PSE&G's authority to issue an additional $330 million of Preferred Stock, including the guarantee of $210 million of Monthly Income Preferred Securities (MIPS) of Public Service Electric and Gas Capital, L. P., a limited partnership of which PSE&G is general partner.

(G) Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, through November 18, 1995 in the amount of $225 million. As of September 30, 1994, Funding had no borrowings outstanding under this program.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES - (Concluded)

     Funding has a $225 million revolving credit facility which terminates on November 18, 1995. As of September 30, 1994, Funding had no borrowings outstanding under this facility.

NUCLEAR OPERATIONS

     Salem

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

    On April 7, 1994, the NRC sent an Augmented Inspection Team (AIT) to Salem to investigate the event. The AIT completed its on-site investigation on April 15, 1994 and presented its preliminary findings at a public meeting held at the station site on April 26, 1994. The AIT concluded that the event had challenged the reactor coolant system pressure boundary, that operator error had occurred which complicated the event, that management had allowed equipment problems to exist which made operations difficult for plant operators and that some equipment was degraded by the event, but overall the plant performed as designed. The AIT further concluded that operator use of emergency operating procedures was good and that investigation and trouble-shooting efforts were good. PSE&G's investigation of the event resulted in conclusions similar to those of the AIT. On May 9, 1994, PSE&G and the NRC staff presented their findings to the NRC Commissioners, and PSE&G described the actions it had taken to prepare Salem 1 for restart. On May 11, 1994, Senator Joseph Biden of Delaware wrote to the NRC expressing his concerns regarding early restart of the unit and requested assurances "that all outstanding mechanical and management problems have been resolved and that a fine in the maximum amount will be levied upon the licensees". The unit returned to service on June 4, 1994.

     PSE&G has continued to address matters to improve Salem's operations identified by itself, the NRC and the Institute of Nuclear Power Operations
(INPO), an independent industry group consisting of utilities, including PSE&G, that provides self critical analysis of nuclear operations to member utilities. Actions are being taken to improve the plant's material condition, to upgrade procedures and to enhance personnel performance, as well as other efforts to such end, including appointment of a new station manager and senior plant staff. In addition, PSE&G, effective September 29, 1994, established its nuclear operations as a separate business unit reporting directly to the

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS - (Concluded)

NUCLEAR OPERATIONS - (Concluded)

Chairman and Chief Executive Officer of PSE&G and hired Leon R. Eliason as its Chief Nuclear Officer and President of its new Nuclear Business Unit.

     On October 5, 1994, the NRC, as a result of the AIT inspection, as well as a follow-up inspection, issued a Notice of Violation and Proposed Imposition of Civil Penalty to PSE&G advising that it proposed to impose an aggregate fine of $500,000 for violations relating to the April 7, 1994 event, including: the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam flow signals and inoperable atmospheric relief valves, both of which, it concluded, led to unnecessary safety injections during the event; the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance and procedures for the operators to cope with the event; and the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. In assessing its fine, the NRC advised PSE&G that it "expects an aggressive and prompt response to this matter as neither PSE&G nor the NRC can accept (1) such performance in the future and (2) the large number of equipment related events that have recently occurred at Salem." The NRC has stated that, after reviewing PSE&G's response to the Notice, including PSE&G's proposed corrective actions and the results of future inspections, it will determine whether further NRC enforcement action is necessary to ensure compliance with NRC regulatory requirements.

    PSE&G's own assessments, as well as those by the NRC and INPO, indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. PSE&G has indicated that the proposed $500,000 fine will be paid without challenge. No assurance can be given as to what, if any, further or additional actions may be taken by the NRC or what further or additional actions may be taken by PSE&G, or required by the NRC, to improve Salem's performance.

     Peach Bottom

     PSE&G has been advised by PECO that, by letter dated October 18, 1994, the NRC has approved PECO's request to rerate the authorized maximum reactor core power levels of both Peach Bottom units by 5% to 3,458 megawatts thermal (Mwt) from the current limits of 3,293 Mwt. The amendment of the Peach Bottom 2 facility operating license was effective upon the date of the NRC approval
letter.   The amendment of the Peach Bottom 3 facility operating license will be effective upon completion of the implementation of associated hardware changes, which are to be completed during Peach Bottom 3's next refueling outage scheduled for the fall of 1995.

                                                PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                AND RESULTS OF OPERATIONS - (Continued)

     Following are changes in or additions to the significant factors reported in PSE&G's Annual Report to the SEC on Form 10-K for 1993 and Quarterly Reports Form 10-Q for March and June 1994, affecting the consolidated financial condition of PSE&G and its subsidiaries as reflected in their consolidated results of operations.  This discussion refers to the consolidated financial statements and related notes herein of PSE&G and should be read in conjunction with such statements and notes.

    Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's MD&A, insofar as they relate to PSE&G and its subsidiaries: Net Income;
Dividends; Revenues -- PSE&G Electric; PSE&G Gas; PSE&G Electric Energy Costs; Liquidity and Capital Resources -
PSE&G and External Financings.

GAS SUPPLY COSTS

     Gas supply costs increased $4 million, or 3%, $138 million, or 22% and $131 million, or 14% during the three, nine and twelve month periods ended September 30, 1994, respectively, from the comparable 1993 periods.  The significant components of these changes follow:

                                                    Increase or (Decrease)
                                -------------------------------------------------------------
                                 Three Months Ended  Nine Months Ended  Twelve Months Ended
                                    September 30,      September 30,      September 30,
                                    1994 vs. 1993      1994 vs. 1993      1994 vs. 1993
                                ------------------   -----------------  --------------------
                                                              (Millions)
Change in prices paid for
 gas supplies ......................      $(21)              $ 19                $ 20
Therm sendout ......................         9                 59                  68
Refunds from pipeline suppliers ....        (4)               (14)                  8
Adjustment of actual costs to match
  recoveries through revenues (A) ..        20                 74                  35
                                          ----               ----                ----
Total Gas Supply Costs .............      $  4               $138                $131
                                          ====               ====                ====

 (A) Reflects the change in deferred over(under) recovered gas costs.

     For the quarter ended September 30, 1994, lower gas prices, were offset by greater sendout, increased sales to NUGs and overrecovered gas costs.  The increases in total costs for the nine and twelve month periods ended
September 30, 1994 compared to similar periods in 1993 were primarily attributable to increased sendout as a result of the colder winter, higher gas prices and increased sales to NUGS.

/TABLE

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - (Concluded)



LIQUIDITY AND CAPITAL RESOURCES

INTERNAL GENERATION OF CASH FROM OPERATIONS

     PSE&G's cash provided by operating activities increased $99 million to $577 million for the nine months ended September 30, 1994 compared to the corresponding period in 1993. This increase was primarily due to an increase in net income, an increase in depreciation and amortization, a decrease in accounts receivable and a decrease in NJGRT payments, partially offset by a decrease in accounts payable. (For additional information see PSE&G - Earnings and Revenues.)

     PSE&G's net cash provided by operating activities for the twelve months ended September 30, 1994 decreased by $5 million to $922 million when compared to the corresponding period in 1993. This decrease was primarily due to a lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and a decrease in accounts payable. Substantially offsetting these cash outflows were the increase in net income, an increase in deferred income taxes, a decrease in accounts receivable, a decrease in inventories and a decrease in NJGRT payments.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                         PART II.  OTHER INFORMATION

Item 5.   Other Information.
- ------    ------------------

     Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1993 (Form 10-K) and Item 2 of Part II of Enterprise's and PSE&G's Quarterly Reports to the SEC on Form 10-Q for the periods ended March 31, 1994 (March 10-Q) and June 30, 1994 (June 10-Q) are updated below. References are to the related pages and paragraph(s) of the Form 10-K, March 10-Q and June 10-Q.

     Form 10-K, page 4, paragraph 2 and June 10-Q, page 51, paragraph 2
     ------------------------------------------------------------------

     On March 31, 1994, PSE&G filed proposed new rate schedules to implement the BPU guidelines on unbundled gas services. This will enable PSE&G's remaining 175,000 industrial and commercial gas customers to participate in the competitive market after regulatory approval is received. The proposed transportation rate schedules produce the same non-fuel revenue per therm as the customers' existing sales service rate schedules. Thus, PSE&G's earnings would be unaffected whether the customers remain on sales service or convert to transportation service. It is expected that the BPU will approve the proposal in late 1994 and that interested customers would be transporting gas soon thereafter. (See Note 1 - Rate Matters of Notes to Consolidated Financial Statements)

     Form 10-K, page 9, paragraph 5, March 10-Q and June 10-Q, page 46,
     -------------------------------------------------------------------
paragraph 1
- -----------

     For a discussion of the recent outage at the Salem Nuclear Generating Station, Unit 1 see Management's Discussion and Analysis of Financial Condition and Results of Operations - Nuclear Operations.

     As by-products of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce low level radioactive waste
(LLRW). Such wastes include paper, plastics, protective clothing, water purification materials and other materials which must be properly disposed. Prior to July 1, 1994 such materials were accumulated on site and disposed of at a federally licensed permanent disposal facility. However, in accordance with the Low Level Radioactive Waste Policy Act, as amended, operating disposal sites have exercised their authority to either cease operations or deny access to states which are not members of their regional compact. For PSE&G and all other New Jersey LLRW generators, this means that effective July 1, 1994 waste must be temporarily stored on site until New Jersey provides for permanent disposal.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information.
- ------    ------------------

     Form 10-K, page 11, paragraph 1 and June 10-Q, page 52, paragraph 1 -
     ---------------------------------------------------------------------

     In June 1991, New Jersey enacted legislation providing for funding of the estimated $90 million cost of establishing a disposal facility. The state recovers the costs through fees paid by LLRW generators. PSE&G's overall share is expected to be about 40% of the total cost. New Jersey has introduced a volunteer siting process as its plan for establishing a LLRW disposal facility by the year 2000. Public meetings are being held across the state in an effort to provide information to, and obtain feedback from the public. The plan is to be approved by November 1994 and an official invitation to municipalities to become volunteer hosts for a disposal facility will be announced sometime in 1995.

     Until New Jersey provides for disposal, PSE&G will temporarily store LLRW in a newly constructed facility at the plant site. This facility was completed in September 1994 at a total cost of $7.1 million. It will provide five years' storage for LLRW from Hope Creek and Salem. PECO has advised PSE&G that: the Peach Bottom plants located in Pennsylvania and operated by PECO are also providing temporary on-site storage which began July 1, 1994; Pennsylvania is pursuing site development via state selected candidate sites along with a volunteer plan option; PECO has constructed an on-site storage facility at Peach Bottom; and adequate space is available for its waste for at least five years. PSE&G will continue to accrue monies for stored LLRW from Salem, Hope Creek and Peach Bottom with a concurrent liability for the amount to be paid at the time of ultimate disposal when New Jersey and Pennsylvania provide storage facilities.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information.
- ------    ------------------

     Form 10-K, page 15, paragraph 5 and June 10-Q, page 54, paragraph 1
     -------------------------------------------------------------------

     On May 25, 1994, the DOE published a Notice of Inquiry indicating its preliminary view on waste acceptance. The DOE stated that it has no statutory obligation to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository or other facility constructed under the Nuclear Waste Policy Act of 1982, as amended, although the DOE in implementing the standard contract may have created an expectation that it would begin accepting such spent nuclear fuel in 1998. The Notice of Inquiry is intended to elicit the views of the affected parties on 1) The Department's preliminary view on the 1998 obligation issue, 2) the need for an interim, away-from-reactor storage facility prior to repository operations, 3) options for offsetting, through the use of a nuclear waste fund, a portion of the financial burden that may be incurred by utilities to store spent fuel at reactor sites beyond 1998. Moreover, with respect to safety, on October 18, 1990, the NRC determined that spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

     In June 1994, two separate lawsuits were filed by a group of states and a group of utilities, respectively, in the U. S. Court of Appeals for the District of Columbia Circuit to compel DOE to accept spent fuel by 1998. On July 19, 1994, the BPU voted to join the lawsuit brought by the group of states. PSE&G is not a party to the lawsuit brought by the group of utilities.

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information.
- ------    ------------------

     Form 10-K, page 20, first paragraph 1, March 10-Q, page 47,
     ---------------------------------------------------------------
     paragraph 1, June 10-Q, page 55, paragraph 1
     --------------------------------------------
     In response to a BPU directive, PSE&G surveyed EMF levels at 19 schools located within 100 feet of its electric transmission lines. In April 1994, the survey results were provided to the BPU and officials of such schools. The survey has generated requests by five schools for additional information and has resulted in a heightened concern about the emerging EMF issue. One Board of Education has agreed to pay PSE&G to reconfigure certain transmission facilities. That work has been completed. A second Board of Education requested estimates of engineering costs to reconfigure transmission lines at its expense.

     Form 10-K, page 23, Salem Station
     ---------------------------------
     For additional information see Note 3 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     Form 10-K, page 26, paragraph 5
     -------------------------------
     As a member of a group of utility companies against whom EPA has asserted a claim for clean-up of the Metal Bank superfund site in Philadelphia, Pennsylvania and pursuant to an Administrative Order on Consent, PSE&G has participated in the funding and oversight of an Remedial Investment and Feasibility Study (RI/FS) of the site. The RI/FS was recently completed and the RI/FS Report was submitted to EPA on October 14, 1994. The RI/FS Report proposes various remedial alternatives for consideration by EPA in its selection of a remedy for the site. The alternatives proposed in the RI/FS range in cost from approximately $2 million to approximately $90 million. However, the RI/FS proposes a remedy ranging in cost from $15 to $30 million. It is expected that during 1995 EPA will select a remedy and issue a Record of Decision memorializing this remedy selection. At that time it is anticipated that EPA will assess a claim against PSE&G and the other similarly situated utility companies, and perhaps others as well, for the performance or funding of the selected remedy. PSE&G's share of the costs of the proposed remedy may approximate $7 million.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.   Other Information - (Concluded)
- ------    -------------------------------

     June 10-Q, page 55, paragraph 3
     --------------------------------

     In October 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of
accessible areas of the core shroud seam welds.   PSE&G (Hope Creek) and PECO
(Peach Bottom) are participating in a GE BWR Owners Group to evaluate this issue and develop long-term corrective actions. During the spring 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. PSE&G is working closely with GE and the BWR Owners Group on coordination of inspections, evaluations and repair options, if required. PSE&G expects minimal impact due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry. For these reasons Hope Creek has been placed in the lowest susceptibility category by the BWR Owner Group.

          PECO has advised PSE&G that Peach Bottom 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. In November 3, 1993, PECO presented its findings to the NRC and provided justification for continued operation of Unit 3 for another two year cycle with crack indications. PECO has also advised that Peach Bottom 2 was examined in October 1994 during its recently completed refueling outage. Although some crack indications were identified, they were considered to be much less severe than those previously found on Unit 3, and no repairs were required to operate Unit 2 for another two-year cycle.

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                    PART II.  OTHER INFORMATION - (Concluded)

Item 6.   Exhibits and Reports on Form 8-K.
- ------    --------------------------------

     (a)  A listing of exhibits being filed with this document is as follows:

   Exhibit
   Number                            Document
   -------  --------------------------------------------------------------
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

    4a(89) Supplemental Indenture dated August 1, 1994 between PSE&G and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of Mortgage Bonds, Pollution Control Series R

    4a(90)  Supplemental Indenture dated October 1, 1994 (No. 1) between
              PSE&G and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of Mortgage Bonds, Pollution Control Series S

    4a(91)  Supplemental Indenture dated October 1, 1994 (No. 2) between
              PSE&G and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of Mortgage Bonds, Pollution Control Series T

     12     Computation of Ratios of Earnings to Fixed Charges plus
              Preferred Stock Dividend Requirements (Enterprise)

     12(A)  Computation of Ratios of Earnings to Fixed Charges (PSE&G)

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements (PSE&G)

     27     Financial Data Schedules

     (b) The following report on Form 8-K was filed by Enterprise and PSE&G during the Third quarter of 1994 under Item 5:

      Date of Report            Item Reported
     ---------------          -------------
     October 6, 1994          NRC fine to Salem Unit 1 for the April 7,
                              1994 event and Electric Levelized Energy
                              Adjustment Clause.

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

Date:  November 8, 1994