Form 10-K
period 1994-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1995-02-23
CIK 788784, 81033

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED
- ---------------------------------------------- ----------------------------
Common Stock without par value                    New York Stock Exchange
                                               Philadelphia Stock Exchange

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 201 430-7000

                      DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                 DOCUMENTS INCORPORATED BY REFERENCE
- -----------------                 -----------------------------------

         III      Portions of the definitive Proxy Statement for the Annual
                   Meeting of Stockholders of Public Service Enterprise Group Incorporated to be held April 18, 1995, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1995, as specified herein.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS        TITLE OF EACH CLASS           WHICH REGISTERED
 -------------------       --------------------       ------------------------
 Cumulative Preferred Stock  First and Refunding
   $100 par value Series:    Mortgage
                             Bonds Series Due:
      4.08%                  8 3/4%    Z   1999
      4.18%                  9 3/4%   AA   2020
      4.30%                  9 1/8%   BB   2005
      5.05%                  9 1/4%   CC   2021
      5.28%                  8 7/8%   DD   2003
      5.97%                  8 3/4%   EE   2021
      6.80%                  7 7/8%   FF   2001
      7.40%                  7 1/8%   GG   1997
      7.44%                  8 3/4%   HH   2022
      7.52%                  7 5/8%   II   2000
      7.70%                  6 %      JJ   1995
                             6 7/8%   KK   1997        New York Stock Exchange
                             8 1/2%   LL   2022
                             6 7/8%   MM   2003
                             6 %      NN   1998
 Cumulative Preferred Stock  7 1/2%   OO   2023
   $25 par Series:           6 1/2%   PP   2004
                             6 %      QQ   2000
      6.75%                  6 1/8%   RR   2002
                             7 %      SS   2024
                             7 3/8%   TT   2014
                             6 3/4%   UU   2006
                             8 %           2037
                             5 %           2037
 Monthly Income Preferred
   Securities

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  REGISTRANT                            TITLE OF CLASS
 -------------------------------------   -------------------------------------
 Public Service Enterprise Group                      None
       Incorporated
 Public Service Electric and Gas         6.92% Cumulative Preferred Stock $100
        Company                               par value
                                         Medium-Term Notes, Series A

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
                -----       ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X
                                                                                                          -----

      The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 1995 was $7,031,387,787 based upon the New York Stock Exchange Composite Transaction closing price.

      The number of shares outstanding of Enterprise's sole class of common stock, as of the latest practicable date, was as follows:

            CLASS                          OUTSTANDING AT JANUARY 31, 1995
 -------------------------------           -------------------------------
 Common Stock, without par value                     244,697,930


      As of January 31, 1995, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public
Service Enterprise Group Incorporated (Enterprise).

                                 TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
 Table of Contents...................................................   i
 Glossary of Terms...................................................   v
PART I
      Item  1.  Business.............................................   1
                General..............................................   1
                  Enterprise.........................................   1
                  PSE&G..............................................   2
                Industry Issues......................................   3
                Competition..........................................   3
                  Overview...........................................   3
                  Electric...........................................   4
                  Gas................................................   5
                Construction and Capital Requirements................   6
                  PSE&G..............................................   6
                  EDHI...............................................   7
                Financing Activities.................................   7
                Federal Income Taxes.................................   8
                Credit Ratings.......................................   8
                PSE&G................................................   9
                  Rate Matters.......................................   9
                  Nuclear Performance Standard.......................   9
                  Customers..........................................  10
                  Integrated Resource Plan...........................  11
                    Pennsylvania -- New Jersey -- Maryland
                      Interconnection................................  11
                    Power Purchases..................................  11
                    Demand Side Management...........................  12
                  Electric Generating Capacity.......................  13
                  Nuclear Operations.................................  14
                    Salem............................................  14
                    Hope Creek.......................................  16
                    Peach Bottom.....................................  16
                    Other Nuclear Matters............................  17
                  Electric Fuel Supply and Disposal..................  18
                    Nuclear Fuel.....................................  19
                    Coal.............................................  20
                    Natural Gas......................................  20
                    Oil..............................................  20
                    Nuclear Fuel Disposal............................  21
                    Low Level Radioactive Waste (LLRW)...............  22
                  Gas Operations and Supply..........................  23

                                                                      PAGE
                                                                      ----
                Employee Relations...................................  25
                Regulation...........................................  25
                Environmental Controls...............................  28
                  Air Pollution Control..............................  29
                  Water Pollution Control............................  31
                  Control of Hazardous Substances....................  34
                Financial Statistics of Enterprise...................  42
                Operating Statistics of PSE&G........................  43
                EDHI.................................................  44
                  EDC................................................  44
                  CEA................................................  44
                  PSRC...............................................  45
                  EGDC...............................................  46
                  Capital............................................  46
                  Funding............................................  46
      Item  2.  Properties...........................................  47
                  PSE&G..............................................  47
                    Electric Properties..............................  48
                    Gas Properties...................................  49
                  Office Buildings and Facilities....................  50
      Item  3.  Legal Proceedings....................................  51
      Item  4.  Submission of Matters to a Vote of Security
                  Holders............................................  52
      Item 10.  Executive Officers of the Registrants................  52
PART II
      Item  5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters................................  53
      Item  6.  Selected Financial Data.............................   55
                  Enterprise........................................   55
                  PSE&G.............................................   55
      Item  7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............   56
                Enterprise..........................................   56
                  Overview..........................................   56
                  PSE&G Energy and Fuel Adjustment Clauses..........   57
                  Competition.......................................   57
                  Enterprise Earnings...............................   59
                    PSE&G...........................................   60
                    EDHI............................................   60
                  Dividends.........................................   61

                                                                      PAGE
                                                                      ----
                  Revenues..........................................   62
                      PSE&G Electric................................   62
                      PSE&G Gas.....................................   63
                      EDHI..........................................   65
                  Electric Energy Costs.............................   66
                  Gas Supply Costs..................................   66
                  Liquidity and Capital Resources...................   68
                    PSE&G...........................................   68
                    EDHI............................................   68
                    Long-Term Investments and Real Estate...........   63
                    Construction, Investments and Other Capital
                      Requirements Forecast.........................   70
                    Internal Generation of Cash from Operations.....   71
                    External Financings.............................   71
                PSE&G...............................................   75
                  Gas Supply Costs..................................   75
                  Liquidity and Capital Resources...................   76
                    Internal Generation of Cash from Operations.....   76
      Item  8.  Financial Statements and Supplementary Data.........   77
                  Financial Statement Responsibility (Enterprise)...   77
                  Financial Statement Responsibility (PSE&G)........   79
                  Independent Auditors' Report (Enterprise).........   81
                  Independent Auditors' Report (PSE&G)..............   82
                  Consolidated Statements of Income (Enterprise)....   83
                  Consolidated Balance Sheets (Enterprise)..........   84
                  Consolidated Statements of Cash Flows (Enterprise)   86
                  Consolidated Statements of Retained Earnings
                    (Enterprise)....................................   87
                  Consolidated Statements of Income (PSE&G).........   88
                  Consolidated Balance Sheets (PSE&G)...............   89
                  Consolidated Statements of Cash Flows (PSE&G).....   91
                  Consolidated Statements of Retained Earnings
                    (PSE&G)..........................................  92
                  Notes to Consolidated Financial Statements
                    (Enterprise).....................................  93
                  Notes to Consolidated Financial Statements (PSE&G). 132

                                                                      PAGE
                                                                      ----
   PART III
      Item  9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................ 136
      Item 10.  Directors and Executive Officers of the Registrants.. 136
                  Directors of the Registrants....................... 136
                    Enterprise....................................... 136
                    PSE&G............................................ 136
                Executive Officers of the Registrants................ 137
      Item 11.  Executive Compensation............................... 139
                  Enterprise......................................... 139
                  PSE&G.............................................. 139
                    Summary Compensation Table....................... 140
                    Option Grants in Last Fiscal Year (1994)......... 141
                    Aggregated Option Exercises in Last Fiscal
                      Year (1994) and Fiscal Year-End Option
                      Values (12/31/94).............................. 141
                    Employment Contracts and Arrangements............ 142
                    Compensation Committee Interlocks and Insider
                      Participation.................................. 142
                    Compensation of Directors and Certain Business
                      Relationships.................................. 142
                    Compensation Pursuant to Pension Plans........... 143
      Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management......................................... 144
                  Enterprise......................................... 144
                  PSE&G.............................................. 144
      Item 13.  Certain Relationships and Related Transactions....... 145
                  Enterprise......................................... 145
                  PSE&G.............................................. 145
 PART IV
      Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................ 146
   Schedule VIII -- Valuation and Qualifying Accounts (Enterprise)... 149
   Schedule VIII -- Valuation and Qualifying Accounts (PSE&G)........ 150
   Signatures    -- Public Service Enterprise Group Incorporated..... 151
   Signatures    -- Public Service Electric and Gas Company.......... 152
   Exhibit Index..................................................... 153
   Enterprise........................................................ 154
   PSE&G............................................................. 160

                                GLOSSARY OF TERMS

 The following is a glossary of frequently used abbreviations or acronyms that are found in this report:


           TERM                             MEANING
 -----------------------  ----------------------------------------------
 ACO....................  Administrative Consent Order
 AFDC...................  Allowance for Funds used During Construction
 AMT....................  Alternative Minimum Tax
 BCFE...................  Billion Cubic Feet Equivalent
 Bonds..................  First and Refunding Mortgage Bonds
 BPU....................  New Jersey Board of Public Utilities
 BTA....................  Best Technology Available
 BWA....................  Boiling Water Reactor
 CAA....................  Federal Clean Air Act
 Capital................  PSEG Capital Corporation
 CEA....................  Community Energy Alternatives Incorporated
 CEA USA................  CEA USA, Inc.
 CEA New Jersey.........  CEA New Jersey, Inc.
 CERCLA.................  Federal Comprehensive Environmental Response,
                            Compensation and Liability Act of 1980
 Certificate............  Certificate of Need under the NJNAA
 CORP...................  New Jersey Commission on Radiation Protection
 DGW....................  Discharge to Ground Water
 DOE....................  United States Department of Energy
 DRIP...................  Enterprise's Dividend Reinvestment and Stock
                            Purchase Plan
 DSM....................  Demand Side Management
 DSM Plan...............  DSM Incentive Resource Plan
 DSW....................  Discharge to Surface Water
 EBIT...................  Earnings before interest and taxes
 ECRA...................  New Jersey Environmental Cleanup Responsibility Act
 EDC....................  Energy Development Corporation
 EDHI...................  Enterprise Diversified Holdings Incorporated
 EGDC...................  Enterprise Group Development Corporation
 EITF...................  FASB's Emerging Issues Task Force
 EMF....................  Electric and Magnetic Fields
 Enterprise.............  Public Service Enterprise Group Incorporated
 EPA....................  United States Environmental Protection Agency

           TERM                             MEANING
 ----------------------   --------------------------------------------------
 EWGs...................  Exempt Wholesale Generators
 FASB...................  Financial Accounting Standards Board
 Fault Act..............  New Jersey Public Utility Accident
                            Fault Determination Act
 FERC...................  Federal Energy Regulatory Commission
 Fuelco.................  PSE&G Fuel Corporation
 Funding................  Enterprise Capital Funding Corporation
 FWPCA..................  Federal Water Pollution Control Act
 GE.....................  General Electric
 GEMS...................  Gloucester Environmental Management Services, Inc.
 Hope Creek.............  Hope Creek Nuclear Generating Station
 IEPNJ..................  Independent Energy Producers of New Jersey
 IPP....................  Independent Power Producers
 IRP....................  Integrated Resource Plan
 IRS....................  Internal Revenue Service
 KWH....................  Kilowatthours
 LEAC...................  Electric Levelized Energy Adjustment Clause
 LGAC...................  Levelized Gas Adjustment Charge
 LLRW...................  Low Level Radioactive Waste
 LLRWPA.................  Low Level Radioactive Waste Policy Act, as amended
 LNG....................  Liquefied Natural Gas
 LPG....................  Liquid Petroleum Air Gas
 LTIP...................  Long-Term Incentive Plan
 MD&A...................  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations
 MICP...................  Management Incentive Compensation Plan
 MIPS...................  Monthly Income Preferred Securities
 Mortgage...............  First and Refunding Mortgage of PSE&G
 MTNs...................  Medium-Term Notes
 MW.....................  Megawatts
 MWH....................  Megawatthours
 NAAQS..................  National Ambient Air Quality Standards
 NEIL...................  Nuclear Electric Insurance Limited
 NEPA...................  National Energy Policy Act of 1992
 NJAPCC.................  New Jersey Air Pollution Control Code
 NJDEP..................  New Jersey Department of Environmental Protection
 NJEDA..................  New Jersey Economic Development Authority
 NJGRT..................  New Jersey Gross Receipts and Franchise Tax
 NJNAA..................  New Jersey Need Assessment Act

           TERM                             MEANING
 -----------------------  --------------------------------------------------
 NJPDES.................  New Jersey Pollution Discharge Elimination System
 NJWPCA.................  New Jersey Water Pollution Control Act
 NOC....................  Nuclear Oversight Committee
 NOx....................  Nitrogen Oxides
 NPDES..................  National Pollutant Discharge Elimination System
 NPS....................  The BPU's nuclear performance standard established for nuclear generating stations owned by
                            New Jersey electric utilities
 NRC....................  Nuclear Regulatory Commission
 NUGs...................  Nonutility Generators
 NWPA...................  Nuclear Waste Policy Act of 1982, as amended
 OAL....................  Office of Administrative Law of the State of
                            New Jersey
 OPEB...................  Other Postretirement Benefits
 Partnership............  Public Service Electric and Gas Capital, L.P.
 Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
 PECO...................  PECO Energy Inc.
 Penelec................  Pennsylvania Electric Company
 PJM....................  Pennsylvania -- New Jersey -- Maryland
                            Interconnection
 PJP....................  PJP Landfill in Jersey City, New Jersey
 PPUC...................  Pennsylvania Public Utility Commission
 Price Anderson.........  Price-Anderson liability provisions of the Atomic
                            Energy Act of 1954, as amended
 PRPs...................  Potentially Responsible Parties
 PSE&G..................  Public Service Electric and Gas Company
 PSCRC..................  Public Service Conservation Resources Corporation
 PSRC...................  Public Service Resources Corporation
 PUHCA..................  Public Utility Holding Company Act of 1935
 PURPA..................  Public Utility Regulatory Policies Act of 1978
 QFs....................  Qualifying Facilities
 RAC....................  Remediation Adjustment Charge
 RACT...................  Reasonable Available Control Technologies
 RAR....................  Revenue Agent's Report
 RCRA...................  Federal Resource Conservation and Recovery Act
                            of 1976

           TERM                             MEANING
 -----------------------  --------------------------------------------------
 Remediation Program....  PSE&G Gas Plant Remediation Program
 RI/FS..................  Remedial Investigation and Feasibility Study
 ROD....................  Record of Decision
 Salem..................  Salem Nuclear Generating Station, Units 1 and 2
 SALP...................  Systematic Assessment of Licensee Performance
 SEC....................  Securities and Exchange Commission
 SFAS 71................  Statement of Financial Accounting Standards
                            No. 71, "Accounting for the Effects of Certain
                            Types of Regulation"
 SFAS 106...............  Statement of Financial Accounting Standards
                            No. 106, "Employers' Accounting for Postretirement
                            Benefits Other than Pensions"
 SFAS 107...............  Statement of Financial Accounting Standards
                            No. 107, "Disclosures About Fair Value of
                            Financial Instruments"
 SFAS 109...............  Statement of Financial Accounting Standards
                            No. 109, "Accounting for Income Taxes"
 SNG Plant..............  Synthetic Natural Gas Plant
 636 Orders.............  Orders No. 636 and No. 636-A of FERC
 Spill Act..............  New Jersey Spill Compensation and Control Act
 USDOT..................  United States Department of Transportation
 USEC...................  United States Enrichment Corporation
 USEP...................  U.S. Energy Partners

                                      PART I

ITEM 1. BUSINESS.

General

  Enterprise

       Public Service Enterprise Group Incorporated (Enterprise), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07101, is a public utility holding company that neither owns nor operates any physical properties. Enterprise has two direct wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey. Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission
(SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof which relates to the acquisition of voting securities of an electric or gas utility company. PSE&G is subject to direct regulation by the New Jersey Board of Public Utilities
(BPU) and the Federal Energy Regulatory Commission (FERC). EDHI is the parent of Enterprise's nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer of cogeneration and independent power production facilities; Public Service Resources Corporation (PSRC), which has made primarily passive investments; Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business; PSEG Capital Corporation (Capital), which has provided up to $750 million debt financing on the basis of a minimum net worth maintenance agreement from Enterprise; and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing on the basis of the consolidated financial position of EDHI without direct support from Enterprise. As of December 31, 1994 and December 31, 1993, respectively, PSE&G comprised 85% and 86% of Enterprise's assets. PSE&G's 1994, 1993 and 1992 revenues were 93% of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 91%, 96% and 88%, respectively, of Enterprise's net income. Electric and gas production and distribution will continue as the principal business of Enterprise for the foreseeable future.

     Financial information with respect to business segments of PSE&G and Enterprise is set forth in Note 15 -- Financial Information by Business Segments of Notes to Consolidated Financial Statements.

  PSE&G

     PSE&G, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101, is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the production, transmission, distribution and sale of gas service in New Jersey. PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5,500,000 persons, about 70% of the State's population, reside. (See General -- Enterprise.)

     PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities -- Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden -- in addition to approximately 300 suburban and rural communities. It contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence.

     Under the general laws of New Jersey, PSE&G has the right to use the public highways, streets and alleys in New Jersey for erecting, laying and maintaining poles, conduits and wires necessary for its electric operations. PSE&G must, however, first obtain the consent in writing of the owners of the soil for the purpose of erecting poles. In incorporated cities and towns, PSE&G must obtain from the municipality a designation of the streets in which the poles are to be placed and the manner of placing them. PSE&G's rights are also subject to regulation by municipal authorities with respect to street openings and the use of streets for erecting poles in incorporated cities and towns.

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

Industry Issues

     Enterprise and PSE&G are affected by many issues that are common to the electric and gas industries, such as: an increasingly competitive energy marketplace, sales retention and growth potential in a mature service territory and need to contain costs (see Regulation and Competition); deregulation and the unbundling of energy supplies and services (see Competition); ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals (see PSE&G -- Rate Matters; Regulation and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - Competition); costs of construction (see Construction and Capital Requirements); operating restrictions, increased costs and construction delays attributable to environmental regulations (see Environmental Controls); controversies regarding electric and magnetic fields (EMF) (see Environmental Controls); nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel (see Electric Fuel Supply and Disposal); and credit market concerns with these issues.

Competition

  Overview

     The energy utility industry is in transition. Changes in Federal law and regulation are encouraging new entrants to the traditional markets of electric and gas utilities. New technologies are creating opportunities for new energy services. Customers, more aware and sophisticated about their choices and dissatisfied with the often limited range of options available from the local utility, are increasingly turning elsewhere for energy supplies and services. Competition has arrived and, as a consequence, the traditional utility structure -- consisting of a vertically integrated system and functioning as a natural monopoly -- is being dramatically altered. Further, PSE&G's ability to meet competition and shift costs among customer categories is impacted by State regulation, including the historic utility mandate to serve all customers. (See MD&A -- Competition.)

     Federal energy laws and regulations are designed to make more efficient use of all energy, introduce price competition and encourage the use of nonconventional energy sources and to limit oil imports by increasing production of domestic energy resources. Among other things, these actions (1) encourage development of alternative energy generation, (2) require wheeling of power for wholesale transactions, (3) require state regulatory authorities to consider certain standards on rate design and certain other utility practices, (4) encourage conservation of energy through certain financial incentives, including incentives by individual utilities to customers to help them to conserve energy and (5) deregulate prices on natural gas.

     Also, Federal and State laws designed to reduce air and water pollution and control hazardous substances have had the effect of increasing the costs of operation and replacement of existing utility plants. (See Environmental Controls.)

     Competition from nonutility generators (NUGs), such as cogenerators,independent power producers (IPP) and exempt wholesale generators
(EWGs), as permitted by the Public Utility Regulatory Policies Act of 1978 (PURPA) and the National Energy Policy Act of 1992 (NEPA), continues to impact upon PSE&G. As a result of changes brought about by NEPA, along with proposals in some states to authorize retail wheeling, discussed below, electric customers and suppliers, including PSE&G and its customers, have increased opportunities for purchase and sale of electricity from and to sellers and buyers outside of traditional franchised territories. Retention of existing customers and potential sales growth will depend upon the ability of PSE&G to contain costs, meet customer expectations and respond to changing economic conditions and energy regulation. As a result of such competitive forces, Enterprise announced a corporate reorganization on February 22, 1995, effective March 1, 1995, that includes the creation of a new ventures and services corporation ("Ventures") as a subsidiary of PSE&G to develop and market new energy-related products and services and the establishment of three new separate business units: fossil generation; electric and gas transmission and distribution; and customer services. Previously in the Fall of 1994, PSE&G reorganized its nuclear operations as a business unit, (see Nuclear Operations). Ventures is expected to be the foundation for new businesses through the development of energy-related products and services that may be marketed beyond traditional boundries. It will include such existing businesses as Public Service Conservation Resources Corporation (PSCRC) offering demand side management (DSM) services (see PSE&G Demand Side Management) and U.S. Energy Partners (USEP) a natural gas marketing company (see EDHI -- PSRC). (See PSE&G -- Customers and MD&A -- Competition.) Competition may also adversely impact upon the economics of certain regulatory-created incentives, such DSM and conservation. For additional information, including a discussion of the potential effects of competition upon rates, cost recovery and assets, see MD&A -- Competition.

  Electric

     In the electric utility industry, competitive pressures began with the enactment of PURPA. This law, together with subsequent changes in Federal regulation, has increasingly opened the electric utility industry to competition. PURPA created a class of generating facilities exempt from federal and state public utility regulation -- cogeneration and small power producers known as "qualifying facilities" (QFs) -- and created an instant market for them by requiring regulated utilities to purchase their excess power production. NEPA, by facilitating the development of the wholesale power market, has lead to even stronger competition. The increasing competitiveness of the electric wholesale markets, along with consideration of retail wheeling or "direct retail access" within utility franchise areas in several states, but not New Jersey to date, has brought to the forefront the issue of potential stranded costs within the electric utility industry (see MD&A - Competition).

     NEPA provides FERC with increased authority to order "wheeling" of wholesale, but not retail, electric power on the transmission systems of electric utilities, provided that certain requirements are met. In order to facilitate the transition to increased competition in wholesale power markets made possible by NEPA, FERC has, in a Notice of Inquiry, requested comments on a wide array of policy and legal questions related to wholesale transmission pricing, alternative power pooling institutions and stranded costs. NEPA also amended PUHCA to permit EWGs, which are not subject to PUHCA regulation. NEPA permits both independent companies and utility affiliates to participate in the development of EWGs' projects regardless of the location and ownership of other generating resources. The transmission access provisions apply to wholesale, but not retail, "wheeling" of power, subject to FERC review. See PSE&G -- Integrated Resource Plan, Construction and Capital Requirements, Financing Activities and PSE&G -- Customers. For information concerning the activities of CEA, which is an owner-developer of QFs and EWGs, see EDHI -- CEA.

     Another key factor in determining how competition will affect PSE&G's electric business is the extent to which New Jersey public utility regulation may be modified to be reflective of these new competitive realities. The BPU in November 1994 issued the first phase of a draft revised Energy Master Plan. The revised Energy Master Plan acknowledges the need for regulatory flexibility that is responsive to the competitive realities of today's energy marketplace and the competitive pressures being experienced by energy customers in New Jersey. The revised Energy Master Plan calls for legislation that would allow PSE&G and other New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate-of-return pricing and allow for pricing flexibility under certain standards for customers with competitive options and for the equalization of the impact of tax policy upon energy producers (see PSE&G -- Customers). The revised Energy Master Plan also calls for integrated resource planning and a competitive supply procurement process for electric utilities as measures that would accommodate competition and support the State's environmental and energy conservation goals. Repeal of the Certificate of Need (Certificate) process for new electric capacity also is recommended (see Regulation).

     PSE&G is in agreement with the essential elements of this first phase of the revised Energy Master Plan and is encouraged that the plan acknowledges the need for legislation that would provide much needed regulatory flexibility in meeting the needs of customers and New Jersey's economy. PSE&G has supported such legislation in the past and will review the precise terms and conditions of any proposed legislation. The BPU is expected to begin consideration of a second phase of the revised Energy Master Plan during the second quarter of 1995. This second phase is expected to address the future structure of the utility industry, including retail wheeling and wholesale competition. PSE&G intends to actively participate in the public debate concerning the revised Energy Master Plan. PSE&G cannot predict the impact of any regulatory or legislative changes which might ultimately be adopted.

  Gas

     Competition in the natural gas industry was dramatically accelerated with the issuance by FERC of its Order Nos. 636 and 636-A (636 Orders) which transformed it from an industry driven by regulation to one driven by competitive market forces. The principal effect of the 636 Orders has been to cause interstate natural gas pipelines to reconfigure their services so that services provided to third-party shippers are now fully comparable to the services that pipelines had historically provided in their role as gas merchants. To this end, the 636 Orders required the unbundling of interstate pipeline services (i.e., transportation service and sales service bundled together for one price) in order to develop a more competitive interstate natural gas industry. While unbundling of services provides PSE&G and certain of its customers with greater access to lower cost gas supplies, it also results in pipeline transition costs being borne by pipeline ratepayers and their customers. Although each pipeline has completed the restructuring of its services in order to comply with the 636 Orders, numerous parties have appealed the 636 Orders to the U.S. Court of Appeals for the Eleventh Circuit and for the D.C. Circuit. PSE&G has been granted status as an intervenor in these appeals, which remain pending. However, the appeals have not had the effect of staying the 636 Orders.

     In November 1993, the BPU adopted a proposal for the unbundling of traditional services provided by the local gas distribution companies, such as PSE&G, within the State of New Jersey in order to promote unrestricted access to natural gas and related services in New Jersey for all customer classes except the residential end user.

     On November 30, 1994, the BPU approved PSE&G's proposed new rate schedules, effective December 1, 1994, to implement the BPU guidelines on unbundled gas services. This will enable PSE&G's industrial and commercial gas customers, who represent about half of PSE&G's sales volumes, to participate in the competitive market. The transportation rate schedules produce the same non-fuel revenue per therm as the customers' existing sales service rate schedules. Thus, PSE&G's earnings are unaffected whether the customers remain on sales service or convert to transportation service. PSE&G cannot predict how its gas business may be affected in the future should additional modifications to the New Jersey public utility regulations be made. (See Note 2 - Rate Matters of Notes to Consolidated Financial Statements.)

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

     Based on PSE&G's current IRP and construction program, construction expenditures are expected to aggregate approximately $3.2 billion during the years 1995 through 1999, including $484 million for nuclear fuel and $78 million of allowance for funds used during construction (AFDC). For additional information, see MD&A -- Liquidity and Capital Resources and Note 12 -- Commitments and Contingent Liabilities -- Construction and Fuel Supplies of Notes to Consolidated Financial Statements.

     PSE&G's estimate of its electric construction expenditures, including AFDC, for the years 1995 through 1999, described above, recognizes the current and planned results of PSE&G's Demand Side Management (DSM) Incentive Resource Plan (DSM Plan) which is designed to reduce the rate of growth in its electric system peak demand and improve system load factor without restricting the continued economic development of PSE&G's service area. PSE&G's DSM Plan includes rebates for high efficiency appliances and heating equipment, audits, loans, seal-ups and for larger customers, an overall standard offer for eligible DSM end-users. PSE&G's 1994 IRP includes a demand forecast average compound annual rate of growth through the year 2004 of electric system peak demand of 0.6%. Aggressive conservation and load management efforts are expected to reduce the system peak by 843 Megawatts (MW) by 1998. By the year 2004, 1,412 MW are expected to be saved through these programs. It is important to note that, through its "Standard Offer" program, PSE&G only pays for its verified, audited conservation (see PSE&G -- Integrated Resource Plan).


     PSE&G's construction program focuses on upgrading electric and gas transmission and distribution systems and constructing new transmission and distribution facilities to serve new load. Gross additions to PSE&G's utility plant during the three-year period ended December 31, 1994 amounted to approximately $2.5 billion, including $92 million of AFDC.

  EDHI

     As of December 31, 1994 and 1993, EDHI's long-term investments aggregated $1.6 billion and $1.5 billion, respectively. Its property, plant and equipment (net of accumulated depreciation and amortization and valuation allowances) aggregated $.7 billion and $.6 billion, respectively. As of December 31, 1994 and December 31, 1993, respectively, EDHI comprised 15% and 14% of Enterprise's assets.

     Enterprise has an agreement in place with the BPU that it will not permit its investments in EDHI, as defined in the agreement, to exceed 20% of its consolidated assets without prior notice to the BPU and that debt supported by a minimum net worth maintenance agreement (see EDHI -- Capital) between Enterprise and Capital will be limited to $750 million, with a good faith effort to eliminate such support over a six-to-ten-year period from April 1993. Effective January 31, 1995, the maximum amount of Capital debt that may be outstanding was reduced to $650 million. As of December 31, 1994, Capital's long-term and short-term portion of long-term debt was $478 million and $154 million, respectively. (See Regulation and MD&A -- Liquidity and Capital Resources.)

     For further discussion of capital requirements, investments and internal generation of cash from operations, see MD&A -- Liquidity and Capital Resources, and Note 7 -- Long-Term Investments, of Notes to Consolidated Financial Statements. For a discussion of sinking fund payments and maturities through 1999, see Note 6 -- Schedule of Consolidated Debt of Notes to Consolidated Financial Statements.

Financing Activities

     For a discussion of issuance, book value and market value of Enterprise's Common Stock and external financing activities of Enterprise, PSE&G and EDHI for the year 1994, see MD&A -- Liquidity and Capital Resources and Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters. Enterprise's Common Stock is listed on the New York and Philadelphia Stock Exchanges.

     For a discussion of Capital and Funding, see EDHI -- Capital and EDHI - Funding. For further discussion of long-term debt and short-term debt, see
Note 6 -- Schedule of Consolidated Debt of Notes to Consolidated Financial Statements.

Federal Income Taxes

     For information regarding Federal income taxes, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 2 -- Rate Matters and Note 10 -- Federal Income Taxes of Notes to Consolidated Financial Statements.

Credit Ratings

     The current ratings of securities of Enterprise's subsidiaries set forth below reflect the respective views of the rating agency furnishing the same, from whom an explanation of the significance of such ratings may be obtained. There is no assurance that such ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by such rating agencies, if, in their respective judgments, circumstances so warrant. Any such downward revision or withdrawal of such ratings, or any of them, may have an adverse effect on the market price of Enterprise's Common Stock and PSE&G's securities and serve to increase the cost of capital of PSE&G and EDHI.

                                           STANDARD       DUFF
PSE&G                          MOODY'S     & POOR'S     & PHELPS    FITCH
- -----                          -------     --------     --------    -----
 Mortgage Bonds...............   A2          A-           A         A-
 Debenture Bonds..............   A3          BBB+         A-        BBB+
 Preferred Stock..............   A3          BBB+         A-        BBB+
 Commercial Paper.............   P1          A2           Duff 1
 Fuelco: Commercial Paper.....   P1          A2           Duff 1

     As a component of the ratings noted above, each rating agency issues its opinion of the credit trend or outlook for the entity being rated. For PSE&G, these opinions are as follows: Moody's -- negative; Standard & Poor's -- stable; Duff & Phelps -- stable; and Fitch -- stable.

EDHI
- ----
 Capital: Senior Debt.........   Baa2        BBB          BBB+
 Funding: Commercial Paper(A).   P1          A1+          Duff 1+

(A) Supported by commercial bank letter of credit (see MD&A -- Liquidity and Capital Resources and Note 6-- Schedule of Consolidated Debt -- Short-Term of Notes to Consolidated Financial Statements.)

PSE&G

  Rate Matters

     For information concerning PSE&G's rate matters, see Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.

     For information concerning PSE&G's Energy Remediation and Fuel Adjustment Clauses, see MD&A. For information concerning PSE&G's Under (Over) recovered Electric Energy and Gas Fuel Costs, see Note 5 -- Deferred Items of Notes to Consolidated Financial Statements.

     For a discussion of the repowering of Bergen Generating Station, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Nuclear Performance Standard

     The BPU has established a nuclear performance standard (NPS) for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2) -- 42.59%; Hope Creek Nuclear Generating Station (Hope Creek) -- 95%; and Peach Bottom Atomic Power Station, Units 2 and 3 (Peach Bottom 2 and 3) -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy, Inc. (PECO). The following table sets forth the capacity factor in accordance with the NPS of each of PSE&G's nuclear units for the years indicated:


 NUCLEAR UNITS                                  1994    1993     1992
- --------------                                  ----    ----     ----
 Capacity Factors:
   Salem 1...................................... 59%     60%     54%
   Salem 2...................................... 58      57      49
   Hope Creek................................... 77      95      76
   Peach Bottom 2............................... 80      84      61
   Peach Bottom 3............................... 98      70      80
   Aggregate capacity factor of nuclear units... 74      77      66

     For information concerning such NPS, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

  Customers

     As of December 31, 1994, PSE&G provided service to approximately 1,900,000 electric customers and 1,500,000 gas customers. PSE&G is not dependent on a single customer or a few customers for its electric or gas sales. For the year ended December 31, 1994, PSE&G's operating revenues aggregated $5.5 billion, of which 68% was from its electric operations and 32% from its gas operations. These revenues were derived as follows:

                                                           Revenues
                                                      ------------------
                                                      Electric      Gas
                                                      ---------   ------
                                                     (Millions of Dollars)
 Residential........................................   $1,187     $  890
 Commercial.........................................    1,735        511
 Industrial.........................................      693        312
 Transportation Service - Gas.......................      --          35
 Other..............................................      118         31
                                                       ------     ------
    Total...........................................   $3,733     $1,779
                                                       ======     ======

     Customers of PSE&G, as well as those of other New Jersey electric and gas utilities, pay New Jersey Gross Receipts and Franchise Tax (NJGRT) which, in effect, adds approximately 13% to their bills. The NJGRT is a unit tax based on electric kilowatthour and gas therm sales. This tax differential provides an incentive to large-volume electric and gas customers to seek to obtain their energy supplies from nonutility sources not subject to NJGRT. To the extent this occurs, it could result in a significant decrease in PSE&G's revenues and earnings. (See Competition.)

     In January 1995, PSE&G and its second-largest industrial customer submitted a petition to the BPU to approve a tariff modification for this customer that would vary the electric price hourly to reflect changes in PSE&G's marginal cost of energy. The proposed pricing would result in a bill reduction for the customer of approximately $7 million or about 25%. This reduction in revenues would be partially offset by a proposed decrease of $1.8 million in PSE&G's State tax liability. Under the agreement between the customer and PSE&G, the customer will forego an opportunity to relocate to another state and remain a PSE&G customer for ten years. BPU approval is pending. A tariff modification to reduce electric costs of PSE&G's largest industrial customer by approximately $9 million, or about 23%, was approved by the BPU in December 1993.

     PSE&G has signed each of its three existing wholesale electric customers, aggregating 40 mw of load, to new 5-year full service agreements with mid-term extension options. Two of these agreements are pending approval by FERC.

Beginning in 1995, under the terms of a previously negotiated 10-year wholesale power transaction negotiated in 1992, PSE&G will receive $12.5 million in annual revenues from Old Dominion Electric Cooperative.

     PSE&G's business is seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes.

  Integrated Resource Plan

     Pursuant to its IRP, PSE&G periodically reevaluates its forecasted customer load and peak growth and the sources of electric generating capacity and DSM to meet such projected growth (see Demand Side Management below). The IRP takes into account assumptions concerning future customer demand, future cost trends, especially fuel and purchased power expenses, effectiveness of conservation and load management activities, the long-term condition of and projected additions to PSE&G's plants and capacity available from other electric utilities and nonutility suppliers. PSE&G's IRP consists principally of plant additions, power purchases through PJM and NUGs and DSM.

     Pennsylvania -- New Jersey -- Maryland Interconnection

     PSE&G is a member of Pennsylvania -- New Jersey -- Maryland Interconnection (PJM) which integrates the bulk power generation and transmission supply operations of 11 utilities in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and in turn is interconnected with other major electric utility companies in the northeastern part of the United States. The PJM is operated as one system and provides for the purchase and sale of power among members on the basis of reliability of service and operating economy. As a result, the most economical mix of generating capability available is used to meet PJM daily load requirements. PSE&G's output, as shown under Electric Fuel Supply, reflects purchased power because at times it is more economical for PSE&G to purchase power from PJM and others than to produce it. As of December 31, 1994, the aggregate installed generating capacity of the PJM companies was 56,073 MW. The peak one-hour demand experienced by the PJM power pool was 45,992 MW which occurred on July 8, 1994. The 1994 peak was 437 MW lower than the record-setting 1993 summer peak of 46,429 MW which occurred on July 8, 1993. PSE&G's capacity obligations to PJM system vary from year to year due to changes in system characteristics. PSE&G expects to have sufficient installed capacity to meet its obligations during the 1995-96 period.

     Power Purchases

     A component of PSE&G's IRP consists of expected capacity additions from NUGs. These additions are projected to be 57 MW and are scheduled for service by 1998. NUG projects are expected to comprise approximately 7% of resources by 2004. This availability of NUG generation will reduce the need for PSE&G to build or acquire additional generation.

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

     Demand Side Management

     Integrated resource planning brings together demand-side and supply-side strategies. In order to encourage DSM, the BPU adopted rules in late 1991 providing special incentives to encourage utilities to offer these load management conservation services. The rules are designed to place DSM on an equal regulatory footing with supply side or energy production investments. Both NEPA and the revised Energy Master Plan call for conservation to play a significant role in meeting New Jersey's energy needs over the coming decade. PSE&G's DSM Plan has been approved by the BPU. The IRP calls for PSE&G to utilize conservation and DSM to meet most of the incremental resource needs for the next decade (see Competition).

     PSE&G's DSM Plan is designed to encourage investment in energy-saving DSM activities in New Jersey. These activities involve new techniques and technologies, such as high-efficiency lighting and motors, that help reduce customer demand for energy. The DSM Plan presents a two-phase approach -- a core program that includes many of the conservation programs now available to customers and a performance-based program that offers payments for introducing DSM technology and services that result in measurable energy savings. The performance-based proposal uses a technique that provides direct payments for kilowatthours of electricity and therms of gas saved through investments in DSM. PSE&G's IRP projects 597 MW of passive DSM and 815 MW of active DSM by the year 2004.

     PSE&G has established a wholly owned subsidiary, Public Service Conservation Resources Corporation (PSCRC), to offer DSM services. PSCRC has its principal office at 9 Campus Drive, Parsippany, N.J. 07054. PSCRC finances, markets and develops energy conservation projects, mostly within the PSE&G service territory. At December 31, 1994, assets totaled $49.6 million,
of which $38.1 million were project assets and work in progress.

  Electric Generating Capacity

     The following table sets forth certain information as to PSE&G's installed generating capacity as of December 31, 1994:

                                             INSTALLED
 SOURCE                                     CAPACITY(MW)     PERCENTAGE
- ---------------                             ------------     ----------
 Conventional Steam Electric
   Oil-fired(a).............................   2,359             23
   Coal-fired New Jersey(b).................   1,242             12
   Coal-fired Pennsylvania (mine mouth)(c)..     770              7
 Combustion Turbine(d)......................   2,875             27
 Combined Cycle.............................     249              2
 Diesel(c)..................................       5
 Nuclear(c)
   New Jersey...............................   1,921             18
   Pennsylvania.............................     886              9
 Pumped Storage(c)(d).......................     190              2
                                              ------           ----
        Total(e).........................     10,497            100
                                              ======           ====
(a) Units with aggregate capacity of 1,406 MW can also burn gas.

(b) Can also burn gas.

(c) PSE&G share of jointly owned facilities.

(d) Primarily used for peaking purposes.

(e) Excludes 664 MW of nonutility generation and temporary capacity sales of 173 MW to Baltimore Gas and Electric and 111 MW to General Public
    Utilities.

     For additional information, see Item 2. Properties -- PSE&G -- Electric Properties.

     The capacity available at any time may be less than the installed capacity because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements or unforeseen circumstances.

     The maximum one-hour demand (peak load) which PSE&G experienced in 1994 was 9,001 MW, which occurred on June 15, 1994 when PSE&G's customers used a total of 172,362 Megawatthours (MWH) of electricity. (For information concerning sales, output and capacity factors, see Operating Statistics.) The peak load in 1993 was 9,147 MW, a record which occurred on July 8, 1993, when the day's output was 180,643 MWH of electricity.

  Nuclear Operations

     Operation of nuclear generating units involves continuous close regulation by the Nuclear Regulatory Commission (NRC). Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements and continuous demonstrations to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For information concerning the performance of the nuclear units, see Nuclear Performance Standard and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     The scheduled 1995, 1996, and 1997 refueling outages, each estimated at eight to ten weeks duration, for PSE&G's five licensed nuclear units are expected to commence in the following months:

                                             REFUELING OUTAGES
                              -----------------------------------------------
                                    1995             1996             1997
                               -------------    -------------    -------------
   Salem 1...................    April             September           --
   Salem 2...................      --              March            September
   Hope Creek................    September            --            March
   Peach Bottom 2............      --              September           --
   Peach Bottom 3............    September            --            September

     Salem

     The outage of a Salem unit causes PSE&G to incur replacement power costs of approximately $4 million to $6 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units. Operations at the Salem units continue to present challenges for PSE&G. These units have experienced equipment failures and personnel errors that have precipitated or contributed to plant events or trips which have lead to a number of outages over the units' lifetimes.

     As a result of the NRC investigation following the reactor shutdown of Salem 1 in April 1994, PSE&G was fined $500,000 for violations relating to the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam flow signals and inoperable atmospheric relief valves, both of which, the NRC concluded, lead to unnecessary safety injections during the event; the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance and procedures for the operators to cope with the event; and the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. On November 1, 1994, PSE&G responded to the violations and paid the fine.

     On January 3, 1995, the NRC provided PSE&G with its latest Systematic Assessment of Licensee Performance (SALP) report on Salem for the period between June 20, 1993 and November 5, 1994. SALP is a process pursuant to which the NRC periodically reviews the performance of nuclear power plant operations. The Salem SALP report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four:
Operations, Maintenance, Engineering and Plant Support (the Plant Support area includes security, emergency preparedness, radiological controls, fire protection, chemistry and housekeeping). Ratings range from a high of "1" to a low of "3" for each assessment area. Salem received a rating of "3" in the Operations and Maintenance areas, a rating of "2" in Engineering, and a rating of "1" in the Plant Support area. The NRC noted an overall decline in performance, and evidenced particular concern with plant and operator challenges caused by repetitive equipment problems and personnel errors. The NRC also noted that although PSE&G has initiated several comprehensive actions within the past year to improve plant performance, and some recent incremental gains have been made, these efforts have yet to noticeably change overall performance at Salem.

     PSE&G's own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will maintain a close watch on Salem's performance and corrective actions related to the April reactor shutdown. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

     PSE&G is taking significant steps to address performance shortfalls at Salem. In 1993, a comprehensive performance assessment team identified areas of weakness through an in-depth investigation of common causes and events. Corrective action plans and effectiveness measures were then initiated in 1994 and are ongoing, along with additional measures designed to achieve a change in Salem's performance. Personnel performance is being addressed through improved supervisory training and increased monitoring of work activities, improved operational command and control and the reorganization and increased staffing of Salem Station. PSE&G has established a goal of safe, uneventful operation to be achieved through enhanced self-assessment and corrective action processes, resolution of long-standing equipment problems, improved independent oversight of plant operations and improved root-cause analysis of plant problems. In furtherance of these goals, PSE&G has reorganized the operational structure of its Nuclear Department and recruited a new chief nuclear officer. In addition, Enterprise has strengthened oversight of nuclear plant operations by establishing a standing Nuclear Committee of its Board of Directors. (see
Item 10. -- Directors and Executive Officers of the Registrants).

     On February 6, 1995, Enterprise and PSE&G received a request from the NRC for a meeting of its representatives with their respective Boards of Directors to discuss the need for continued improvements in equipment reliability and staff performance. This meeting is scheduled for mid-March. Enterprise cannot predict what actions, if any, the NRC may take as a result of this meeting.

     Hope Creek

     An outage at Hope Creek causes PSE&G to incur replacement energy costs of approximately $10 million to $16 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     The NRC's latest periodic SALP report on Hope Creek was received in September 1993 and covered the period between December 29, 1991 and June 19, 1993. This report was issued under prior SALP procedures. Hope Creek received a rating of "1" in six functional areas, and received a rating of "2" in the one remaining area. The NRC noted an improvement over the prior rating period in the Maintenance/Surveillance and Engineering/Technical Support areas and a declining trend in the Emergency Preparedness area, with excellent performance overall.

     As a result of an internal allegation report, PSE&G submitted a License Event Report to the NRC on October 14, 1994 which stated that in 1992, the Hope Creek control room was understaffed for approximately three minutes and a decision was made by those involved that the incident did not warrant initiation of NRC reporting documentation. A meeting with Region I NRC personnel was held on October 18, 1994 in which the NRC expressed a high degree of concern over the issue. The NRC's Office of Investigation has since looked into the event, as well as an internal investigation by PSE&G as to the validity of the allegation. The NRC's Senior Resident Inspector has indicated to PSE&G that a Notice of Violation would likely be issued. A second meeting with the NRC was held on February 3, 1995, with resolution of this issue pending completion of the NRC's investigation. PSE&G cannot predict what other action the NRC may take in this matter.

     Peach Bottom

     The outage of a Peach Bottom unit causes PSE&G to incur additional replacement energy costs of approximately $4 million to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     PSE&G has been advised by PECO that on June 29, 1994, the NRC issued its periodic SALP Report for Peach Bottom for the period November 1, 1992 to April 30, 1994. The Report was issued under the revised SALP process described above for Salem. PECO has advised PSE&G that Peach Bottom received a rating of "1" in the area of Plant Operations; the areas of Engineering, Maintenance, and Plant Support received ratings of "2" overall, the NRC found continued improvement in performance during the period; the NRC stated that enhancement in problem identification and resolution, good control of refuelings and outages and excellent oversight by plant management of day-to-day activities in a manner that ensured safe operation of the units contributed to the improvement; despite the overall improvement, the NRC noted that some areas require continued management attention and that management needs to continue to encourage plant personnel at all levels to identify existing, and sometimes longstanding, problems so that priorities can be established, and effective corrective actions implemented; the NRC also noted instances of personnel inattention to detail and failure to follow procedures which warranted additional management attention. PECO has advised PSE&G that it has taken and is taking actions to address the weaknesses discussed in the SALP Report.

     PSE&G has been advised by PECO that on October 18, 1994, the NRC held an enforcement conference to discuss a violation at Peach Bottom. An emergency service water valve was left closed and unattended for approximately 45 minutes during testing, which would have prevented safety-related equipment from receiving the proper cooling flow in an emergency. On November 21, 1994, PECO received a Level III violation for this incident, including a civil penalty of $87,500. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

     PSE&G has been advised by PECO that, by letter dated October 18, 1994, the NRC has approved PECO's request to re-rate the authorized maximum reactor core power levels of both Peach Bottom units by 5% to 3,458 MW from the current limits of 3,293 MW. The amendment of the Peach Bottom 2 facility operating license was effective upon the date of the NRC approval letter and the hardware changes were completed during the fall 1994 refueling outage. The amendment of the Peach Bottom 3 facility operating license will be effective upon the implementation of associated hardware changes, which are to be completed during Peach Bottom 3's next refueling outage scheduled for the fall of 1995.

     Other Nuclear Matters

     In October 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of
accessible areas of the core shroud seam welds.   PSE&G (Hope Creek) and PECO
(Peach Bottom) are participating in a GE BWR Owners' Group to evaluate this issue and develop long-term corrective actions. During the spring 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. PSE&G is working closely with GE and the BWR Owners' Group on coordination of inspections, evaluations and repair options, if required. PSE&G expects minimal impact due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry. For these reasons, Hope Creek has been placed in the lowest susceptibility category by the BWR Owners' Group.

     PECO has advised PSE&G that Peach Bottom 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. On November 3, 1993, PECO presented its findings to the NRC and provided justification for continued operation of Unit 3 for another two-year cycle with crack indications. PECO has also advised that Peach Bottom 2 was examined in October 1994 during its refueling outage. Although some crack indications were identified, they were considered to be much less severe than those previously found on Unit 3, and no repairs were required to operate Unit 2 for another two-year cycle.

  Electric Fuel Supply and Disposal

     The following table indicates PSE&G's KWH output by source of energy:

                                                        ACTUAL     ESTIMATED
    SOURCE                                               1994        1995
    ------                                              ------     ---------
    Nuclear

      New Jersey facilities..........................      28%         30%
      Pennsylvania facilities........................      17          14
    Fossil
     Coal
      New Jersey facilities...........................      7          11
      Pennsylvania facilities.........................     12          12
      Natural Gas.....................................      7           6
      Residual Oil....................................      2           1
    Net PJM Interchange and Utility Purchases
      and NUGs........................................     27          26
                                                         ----        ----
Total.................................................    100%        100%
                                                         ====        ====


     PSE&G's cost of fuel used to generate electricity in the periods shown below was as follows:

                                                                   NATURAL
                                       COAL                          GAS
                       ----------------------------------------    --------
                           NEW JERSEY          PENNSYLVANIA
            NUCLEAR        FACILITIES           FACILITIES                             OIL
            -------    -------------------  -------------------                -------------------
            CENTS/                 CENTS/               CENTS/     CENTS/                  CENTS/
            MILLION                MILLION              MILLION    MILLION     $/          MILLION
YEAR          BTU        $/TON       BTU      $/TON       BTU        BTU       BARREL        BTU
- ----        -------     -------    -------   -------    -------    -------     ------      -------
1992          60.8      58.24       214.0     32.98      133.4      207.4       21.70       351.7
1993          59.3      55.45       203.8     33.73      136.6      221.7       23.44       384.5
1994          62.3      56.31       213.8     34.78      140.7      197.8       22.19       361.02

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

     PSE&G has several long-term contracts with ore operators to process uranium ore to uranium concentrate to meet the currently projected requirements for the Salem and Hope Creek units fully through the year 2000 and, thereafter, 60% of their requirements through the year 2002.

      Present contracts for conversion, enrichment and fabrication services meet the fuel cycle requirements for Salem and Hope Creek units through the years shown in the following table:

NUCLEAR UNIT                   CONVERSION  ENRICHMENT   FABRICATION
- ------------                   ----------  ----------   -----------
Salem 1.....................     2000          (1)         2004
Salem 2.....................     2000          (1)         2005
Hope Creek..................     2000          (1)         2000

(1) 100% coverage through 1998; approximately 50% through 2002; and approximately 30% through 2004. PSE&G does not anticipate any difficulties in obtaining necessary enrichment service for its Salem and Hope Creek units.

     PSE&G has been advised by PECO that it has contracts for the purchase of uranium which will satisfy the fuel requirements of Peach Bottom 2 and 3 through 2002. PSE&G has also been advised by PECO that it has contracts for uranium concentrates which will be allocated to Peach Bottom 2 and 3 and two other nuclear generating units in which PSE&G does not have an interest, on an as-needed basis.

     PECO has also advised PSE&G that it has contracted for the following segments of the nuclear fuel supply cycle for Peach Bottom 2 and 3 through the following years:

NUCLEAR UNIT                   CONVERSION  ENRICHMENT   FABRICATION
- ------------                   ----------  ----------   -----------
 Peach Bottom 2..............     1997         2008         1999
 Peach Bottom 3..............     1997         2008         1998

     Coal

     Approximately 40% of PSE&G's coal supply for its New Jersey facilities is obtained under a contract which expires in 1999. The balance of the supply is contracted annually from various suppliers, many of whom PSE&G has dealt with on a continuing basis for a number of years, and is supplemented by spot market purchases. The New Jersey Air Pollution Control Code (NJAPCC) permits the burning of coal with a sulfur content of up to 1% at existing coal-fired generating stations including PSE&G's three coal-fired New Jersey units, Hudson 2 and Mercer 1 and 2. The weighted monthly average sulfur content of the coal received at Hudson Station and at Mercer Station must not exceed 1.0% (dry weight basis). PSE&G has been able to obtain sufficient quantities of 1% (or less) sulfur coal and does not presently anticipate any difficulties in obtaining adequate coal supplies to replace expiring contracts. (See Environmental Controls -- Air Pollution Control).

     PSE&G has an approximately 23% interest in the Keystone and Conemaugh coal-fired generating stations located in western Pennsylvania and operated by Pennsylvania Electric Company (Penelec). At least 67%, optionally up to 100%, of the fuel required by the Keystone station is supplied by one coal company under a contract which expires December 31, 2004. At least 18% of the fuel required by Conemaugh station is supplied by another coal company under a contract which expires on December 31, 1997. In addition, approximately 51% of Conemaugh's coal requirements is supplied under a mix of short-term contracts which expire on March 31, 1995 and September 30, 1995. The balance of the fuel requirements for each station is supplied through spot purchases obtained from local suppliers. Penelec has advised PSE&G that it does not expect any difficulties in obtaining adequate coal supplies. (See Environmental Controls).

     Natural Gas

     PSE&G utilizes natural gas available from various spot, short-term and long-term gas contracts, to replace other fuels for electric generation. Presently, there are no effective legal restrictions on the use of natural gas for electric generation in existing plants. However, approval by FERC is required for the interstate transportation of natural gas, either by virtue of existing blanket authority or through individual proceedings. PSE&G does not expect any difficulties in obtaining natural gas supplies.

     Oil

     PSE&G uses residual oil in its conventional fossil-fired, steam-electric units. The supply of residual oil is furnished by contract suppliers, supplemented by occasional spot market purchases. PSE&G uses distillate fuel in its combustion turbines which is acquired by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining oil supplies.

     Nuclear Fuel Disposal

     As a result of NEPA, all utilities owning nuclear units will be responsible to co-fund with the Federal government a decontamination and decommissioning fund for the United States Department of Energy (DOE) enrichment facilities. Both PSE&G and PECO are responsible for making annual payments into this fund through 2008, with payments based on enrichment services purchased from the DOE prior to 1993. (See Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes to Consolidated Financial Statements.)

     After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982, as amended, (NWPA), the Federal government has entered into contracts for transportation and ultimate disposal of the spent fuel. The Federal government's present policy is that spent nuclear fuel will be accepted for long-term storage at government-owned and operated repositories. At present, no such repositories are in service or under construction.

     In conformity with the NWPA, PSE&G entered into contracts with the DOE for the disposal of spent nuclear fuel from Salem and Hope Creek. Similarly, PECO contracted with the DOE in connection with Peach Bottom 2 and 3. Under these contracts, the DOE will take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost of one mil per KWH of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983. In December 1989, the DOE announced that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. The DOE stated it would seek legislation from Congress for the construction of a temporary storage facility which would accept spent nuclear fuel from utilities in 1998 or soon thereafter.

     On May 25, 1994, the DOE published a Notice of Inquiry indicating its preliminary view on waste acceptance. The DOE stated that, despite provisions of NWPA to the contrary, it has no statutory obligation to accept spent nuclear fuel beginning in 1998 in the absence of an operational repository or other facility constructed under the NWPA although the DOE may have created an expectation that it would begin accepting such spent nuclear fuel in 1998. The Notice of Inquiry is intended to elicit the views of the affected parties on the DOE's preliminary view on the 1998 obligation issue, the need for an interim, away-from-reactor storage facility prior to repository operations and options for offsetting, through the use of a nuclear waste fund, a portion of the financial burden that may be incurred by utilities to store spent fuel at reactor sites beyond 1998. Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for operation (which may include the term of a revised or renewed license).

     In June 1994, two separate lawsuits were filed by a group of states and a group of utilities, respectively, in the U. S. Court of Appeals for the District of Columbia Circuit to compel DOE to accept spent fuel by 1998. On July 19, 1994, the BPU voted to join the lawsuit brought by the group of states. PSE&G is not a party to the lawsuit brought by the group of utilities.

     Salem 1 and 2 have adequate on-site temporary storage capability through March 1998 and March 2002, respectively, when operational full core discharge capability requirements are considered. PSE&G has developed an integrated strategy to meet the longer term Salem and Hope Creek spent fuel storage needs. In May 1994, PSE&G received a license from the NRC to replace the existing high density racks in the spent fuel pools of Salem 1 and 2 with maximum density racks. The Salem re-racking project is ongoing and is expected to extend the storage capability through March 2008 for Salem 1 and March 2012 for Salem 2, considering operational full core discharge requirements. The Hope Creek pool is fully racked and it has capacity to hold spent fuel through September 2007, considering operational full core discharge requirements. PECO has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 1999 for Unit 3 prior to loss of full core reserve occurring, and that expansion of storage capacity beyond such dates is being investigated.

     In accordance with NWPA, utilities owning an interest in nuclear generating facilities are required to determine the costs and methods of funding the costs necessary to decommission such facilities upon termination of operation. As a general practice, a utility funding such costs places funds in trust accounts it maintains. The utility recovers from its customers the amounts paid into the trust fund over a period of years. For information concerning enrichment of nuclear fuel and nuclear decommissioning costs, see
Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes to Consolidated Financial Statements.

     Low Level Radioactive Waste (LLRW)

     As a by-product of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials of which proper disposal must be made. Prior to July 1, 1994, such materials were accumulated on site and disposed of at a federally licensed permanent disposal facility. However, in accordance with the Low Level Radioactive Waste Policy Act, as amended (LLRWPA), operating disposal sites have exercised their authority to either cease operations or deny access to LLRW generated in states which are not members of the regional compact in which they are located. For PSE&G and all other New Jersey LLRW generators, this means that since July 1, 1994, LLRW must be temporarily stored on site until New Jersey provides for permanent disposal.

     In 1991, New Jersey enacted legislation providing for funding of the estimated $90 million cost of establishing a disposal facility. The State would recover the costs through fees paid by LLRW generators. PSE&G's overall share is expected to be about 40% of the total cost and has provided about $4.8 million to date. New Jersey has introduced a volunteer siting process as its plan for establishing a LLRW disposal facility by the year 2000. Public meetings have been held across the state in an effort to provide information to and obtain feedback from the public. The plan is expected to be approved in early 1995 and an official invitation to municipalities to become volunteer hosts for a disposal facility will be announced sometime in 1995.

     Until New Jersey provides for disposal, PSE&G will temporarily store LLRW in an on-site facility completed in September 1994 at a total cost of $7.1 million. This facility will provide five years' storage for LLRW from Hope Creek and Salem. PECO has advised PSE&G that as of July 1, 1994, the Peach Bottom plants are also providing temporary on-site storage with adequate space for at least five years. PECO has also advised that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option. PSE&G will continue to accrue monies for stored LLRW from Salem, Hope Creek and Peach Bottom to cover expenses with a concurrent liability for the amount to be paid at the time of ultimate disposal when New Jersey and Pennsylvania provide disposal facilities.

  Gas Operations and Supply

     PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources for energy production.

     As of December 31, 1994, the daily gas capacity of PSE&G was as follows:


            Type of Gas                            Therms Per Day
            ------------------------------------   --------------
            Natural gas.........................     23,191,270
            Liquefied petroleum gas.............      2,200,000
            Refinery gas........................        400,000
                                                    -----------
                Total...........................     25,791,270
                                                    ===========

     About 40% of the daily gas capacity is high load factor natural gas and is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal sales, contract peaking supply, propane and refinery gas.

     PSE&G's total gas sold to and transported for its various customer classes in 1994 was 3.8 billion therms which consisted of approximately 96% natural gas. Included in this amount is 1.3 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. (See Operating Statistics of PSE&G). During 1994, PSE&G purchased approximately 3.5 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers and the balance from interstate pipeline suppliers. These supplies were transported to New Jersey by PSE&G's four interstate pipeline suppliers. This diversification of supply sources provides PSE&G with reliability of supply, purchasing flexibility and lower overall costs.

     PSE&G's gas supply contracts expire at various times over the next two to ten years. PSE&G does not presently anticipate any difficulty in negotiating replacement contracts. Since the quantities of gas available to PSE&G under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season, under storage contracts with its principal suppliers. Underground storage capacity currently is approximately 770 million therms. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

     PSE&G's annual average cost of natural gas sendout is shown below:

                                                 Cents Per
                   Year                         Million BTU(A)
            ----------------------------------  --------------
            1994.............................       338.09
            1993..............................      340.85
            1992..............................      311.16

(A) Excludes contribution by electric department for gas reservation charge and natural gas refunds from suppliers.

     Substantially all of PSE&G's gas sales are made under rates which are designed to permit the recovery of projected increases in the cost of natural gas and gas from supplemental sources, when compared to levels included in base rates, on a current annual basis. (See Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

     The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Presently, the majority of gas sold in interstate commerce has become deregulated. The ability of gas prices to respond to market conditions has improved in recent years because of actions taken by the FERC. Pipeline companies are able to adjust their gas rates up or down through their purchased gas adjustment mechanism more often than the semi-annual filings of prior years. As previously discussed, FERC's 636 Orders provided pipeline customers, such as PSE&G, with the opportunity to convert a portion of their pipeline sales contracts to transportation agreements and purchase natural gas supplies directly from a producer or other seller of natural gas. This regulatory framework has increased competition in the gas market by encouraging pipeline companies to act as non-discriminatory transporters of natural gas. PSE&G has used these regulations to lower its overall gas costs through the displacement of higher cost contract supplies with lower cost spot gas purchases and long-term producer contract supplies. (See Competition.)

     PSE&G was able to meet all of the demands of its firm customers during the 1993-94 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1994-95 winter season. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter, the extent of energy conservation by its customers and the availability of feedstocks for the production of supplements to its natural gas supply. During the 1994-95 heating season through February 13, 1995, it was necessary for PSE&G to interrupt service to 'interruptible' customers for eight days as permitted by the applicable tariff. During the 1993-94 heating season, service to such customers was interrupted for 25 days.

Employee Relations

     Enterprise has no employees. As of December 31, 1994, PSE&G and its subsidiaries employed 11,919 persons. Four-year bargaining agreements between PSE&G and its unions, representing approximately 7,000 employees, will expire April 30, 1996. EDHI and its subsidiaries employed 471 persons, of which 37 are represented by unions. Enterprise and EDHI and its subsidiaries reimburse PSE&G for the costs of services provided by employees of PSE&G. PSE&G, EDHI and their subsidiaries believe that they maintain satisfactory relationships with their employees.

     For information concerning the employee pension plan and other postretirement benefits, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 13 -- Postretirement Benefits Other Than Pensions and
Note 14 -- Pension Plan of Notes to Consolidated Financial Statements.

Regulation

     Enterprise has claimed an exemption from regulation by the SEC as a registered holding company under PUHCA, except for Section 9(a)(2) thereof, which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Enterprise is not subject to direct regulation by the BPU, except potentially with respect to certain transfers of control and reporting requirements, and is not subject to regulation by the FERC. The BPU may also impose certain requirements with respect to affiliate transactions between and among PSE&G, Enterprise and Enterprise's nonutility subsidiaries. (See EDHI.)

     As a New Jersey public utility, PSE&G is subject to comprehensive regulation by the BPU including, among other matters, regulation of intrastate rates and service and the issuance and sale of securities. As a participant in the ownership and operation of certain generation and transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission (PPUC) in limited respects in regard to such facilities.

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

     In addition, the New Jersey Need Assessment Act (NJNAA) provides that no public utility shall commence construction of any electric facility (as defined in the NJNAA) without having first obtained from the Division of Energy Planning and Conservation within the New Jersey Department of Environmental Protection (NJDEP) a Certificate. A Certificate, if granted, is valid for three years, renewable subject to review by the Commissioner of the NJDEP. Under the NJNAA, no state or local agency may issue any license or permit required for any such construction or substantial expansion prior to the issuance of the Certificate. An electric facility is defined under the NJNAA as any electric power generating unit or combination of units at a single site with a capacity of 100 MW or more or any such units added to an existing electric generating facility which will increase its installed capacity by 25% or by more than 100 MW, whichever is smaller. Under NJNAA, a Certificate shall be issued only if the NJDEP Commissioner determines that the proposed facility is necessary to meet the projected need for electricity in the area to be served and that no more efficient, economical or environmentally sound alternative is available. For a discussion of the repowering of Bergen Generating Station, see Note 12
- -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     For information concerning nuclear insurance coverages, the BPU's NPS and assessments and the Price-Anderson Amendments Act of 1988, as amended, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     The New Jersey Public Utility Accident Fault Determination Act (Fault Act) requires the BPU to make a determination of fault with regard to any accident at any electric generating or transmission facility prior to granting a request by any utility for a rate increase to cover accident-related costs in excess of $10 million. Fault, as defined in the Fault Act, means any negligent action or omission of any party which either contributed substantially to causing the accident or failed to mitigate its severity.

However, the Fault Act allows the affected utility to file for non-accident related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans and allows the BPU to authorize the recovery of certain fault-related repair, clean-up, power replacement and damage costs if substantiated by the evidence presented and if authorized in writing by the BPU. The Fault Act could have a material adverse effect on PSE&G's financial position if such an accident were to occur at a PSE&G facility, it was ultimately determined that the accident was due to the fault of PSE&G and the BPU were to deny recovery of all or a portion of the costs related thereto. See Note 2 - Rate Matters -- LEAC of Notes to Consolidated Financial Statements.

     Under New Jersey law, the BPU is required to audit all or a portion of the operating procedures and other internal workings of every gas or electric utility subject to its jurisdiction, including PSE&G, at least once every six years. Under the law, the audit may be performed either by the BPU Staff or under the supervision of designated members of such Staff by an independent management consulting firm, chosen by the utility from a list provided by the BPU. The BPU may, upon completion of the audit and after notice and hearing, order the utility to adopt such new practices and procedures that it shall find reasonable and necessary to promote efficient and adequate service to meet public convenience and necessity. The last such management audit of PSE&G was completed in 1991.

     In 1992, as a follow-up to its 1991 management audit, the BPU conducted a focused audit of Enterprise's nonutility businesses to ascertain whether nonutility activities had harmed PSE&G. Enterprise has consistently maintained a clear and distinct separation of its utility and nonutility operations and believes that its nonutility activities have not in any way adversely affected the utility. The results of the focused audit confirmed that there has been no harm to PSE&G as a result of Enterprise's nonutility activities. However, as a result of recommendations made by the BPU's auditors regarding operations and intercompany relationships between PSE&G and EDHI's nonutility businesses, the BPU approved a plan which, among other things, provides: (1) that Enterprise will not permit EDHI's nonutility investments to exceed 20% of Enterprise's consolidated assets without prior notice to the BPU (such assets presently being approximately 15%); (2) for a restructuring of the PSE&G Board to include nonemployee Enterprise directors with an annual certification by such Board that the business and financing plans of EDHI will not adversely affect PSE&G; (3) for an Enterprise agreement to (a) limit debt supported by the minimum net worth maintenance agreement between Enterprise and Capital to $750 million, and (b) make a good- faith effort to eliminate such support over a six to ten year period from April 1993; and (4) the payment by EDHI to PSE&G of an affiliation fee of up to $2 million a year which will be applied by PSE&G through its LGAC and LEAC to reduce utility rates. Effective January 31, 1995, such fee is predicated on up to $650 million of supported debt outstanding and will be proportionately reduced as such debt is repaid.

     The issue of Enterprise sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was not resolved by this plan and remains open. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for ratemaking purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future proceedings. (See Note 2 -- Rate Matters - Consolidated Tax Benefits of Notes to Consolidated Financial Statements.)

     Construction and operation of nuclear generating facilities are regulated by the NRC. For additional information relating to regulation by the NRC, see Construction and Capital Requirements, Rate Matters and Nuclear Operations. In addition, the Federal Emergency Management Agency is responsible for the review in conjunction with the NRC of certain aspects of emergency planning relating to the operation of nuclear plants.

     CEA invests in and participates in the development of domestic and foreign cogeneration and power production facilities, which include QFs and EWGs. For additional information, see EDHI -- CEA.

     The BPU has authority to regulate power sales agreements within the BPU's pricing guidelines to utilities in the State of New Jersey and ascertain that the terms and conditions of agreements with New Jersey utilities are fair and reasonable. For additional information, see EDHI.

Environmental Controls

     PSE&G, like most industrial enterprises, is subject to regulation with respect to the environmental effects of its operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters, by various federal, regional, state and local authorities, including the United States Environmental Protection Agency (EPA), the USDOT, NJDEP, the New Jersey Department of Health, the BPU, the Interstate Sanitation Commission, the Hackensack Meadowlands Development Commission, the Pinelands Commission, the Delaware River Basin Commission, the United States Coast Guard, the United States Army Corps of Engineers, the Delaware Department of Natural Resources and Environmental Control and, with regard to its ownership interest in the Keystone, Conemaugh and Peach Bottom generating stations in Pennsylvania, by the PPUC and the Pennsylvania Department of Environmental Resources. EDC, CEA and EGDC are also subject to similar regulation.

     Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to clean up property affected by the production and discharge of such substances. Environmental controls also require, in many instances, balancing the need for additional quantities of energy against the need to protect the environment. The necessity to comply with environmental standards has caused PSE&G to modify the day-to-day operation of its facilities, to participate financially in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. Further, compliance with environmental requirements has resulted in significant delays with respect to construction of facilities. During 1994, PSE&G expended approximately $255 million of capital related to improving the environment. It is estimated that PSE&G will expend approximately $169 million, $142 million, $54 million, $53 million and $54 million in the years 1995 through 1999, respectively, for such purposes. Such amounts are included in PSE&G's estimates of construction expenditures. (See MD&A -- Liquidity and Capital Resources.)

     Preconstruction analyses and projections of the environmental effects of contemplated activities and emissions are frequently required by the permitting agency. Before licensing approvals and permits are granted, the agency usually requests a modeling analysis of the effects of a specific action, and of its effect in combination with other existing and permitted activities and may request the applicant to address emerging environmental issues. Such environmental reviews have caused delays in the proceedings for licensing facilities and more such delays can be expected in the future. An emerging environmental issue with respect to the construction and operation of electric transmission and distribution lines is the possible adverse health effects of EMF exposure. In September 1990, the New Jersey Commission on Radiation Protection (CORP) decided against setting a limit on magnetic fields produced by high-voltage power lines citing the lack of convincing evidence required to determine dangerous levels. Proposed power regulations are currently under study by CORP to cover new power lines and allow existing power lines to continue to function regardless of new rule changes. As revised, the rules would authorize the NJDEP to screen all new power line projects of 100 kilovolts or more using a principle of "as low as reasonably achievable" to demonstrate that all steps within reason, including modest cost, were taken to reduce EMFs. The outcome of EMF study and/or regulations and the public concerns will affect PSE&G's design and location of future electric power lines and facilities and the cost thereof. Such amounts as may be necessary to comply with these new EMF rules and address public concerns cannot be determined at this time, but such amounts could be material.

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

     Air Pollution Control

     The Federal Clean Air Act (CAA) imposes stringent emission requirements across the United States, including requirements related to the emissions of sulfur dioxide and nitrogen oxides (NOx). Additional requirements are being developed under the CAA by Federal and State agencies, the costs of which cannot be quantified, but could be material. PSE&G's two wholly-owned and operated coal-fired generating stations in New Jersey are presently expected to be able to meet CAA sulfur dioxide requirements with only modest expenditures. PSE&G's New Jersey generating stations are located in a severe non-attainment area for ozone and the CAA requires that reductions be made in NOx from major sources in this area. A requirement for these areas is that each state impose reasonable available control technologies (RACT) on major sources of NOx effective May 1995.

     All of PSE&G's fossil steam and combustion turbine generating units are subject to RACT requirements. NJDEP RACT Regulations were adopted in November 1993 and will result in capital expenditures of approximately $90 million over a period of years. Such amount is included in PSE&G's estimate of construction expenditures. Additional reductions of NOx emissions will likely be needed continuing through the attainment dates of 2005 and 2007 to bring the area into attainment with ozone standards. The necessary reductions will be based upon modeling results and regulatory agency discussions currently underway and could result in additional changes to equipment, in methods of operation or in fuel.

     PSE&G also has an approximately 23% interest in Conemaugh and Keystone, coal-fired generating stations located in western Pennsylvania. With respect to Conemaugh, in order to comply with the CAA, the station's co-owners, including PSE&G, have formally approved the installation of scrubbers (flue gas desulfurization systems). PSE&G's share of the remaining Conemaugh scrubber cost is estimated at $78.6 million including cost of removal. Such amount is included in PSE&G's estimate of construction expenditures. Construction at Conemaugh Unit 2 is scheduled for completion by January 1, 1996. Conemaugh and Keystone will also be required to reduce NOx emissions. PSE&G's share of capital costs for NOx emission controls are included in PSE&G's estimate of construction expenditures and are estimated at approximately $8.2 million for Keystone and $9.1 million for Conemaugh.

     Permitting of all major stationary sources will also be required under the CAA. This national air pollution emission source operating permit program will require some PSE&G facilities to assess emissions, install continuous emission monitors and/or make changes in facility operations or technology in order to comply with permit conditions. All such amounts which can be quantified and which may be necessary to comply with the revised CAA requirements through 1999 are included in PSE&G's estimate of construction expenditures. PSE&G expects to request the BPU to allow the recovery of all such CAA costs from electric customers, although no assurances can be given as to what action may be taken by the BPU. In addition, the revised CAA requirements will increase the cost of producing electricity for the Pennsylvania and Ohio Valley Region generating units supplying electricity to the PJM and New Jersey. All of PSE&G's current purchased power costs are included in PSE&G's LEAC. (See Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

     In non-attainment areas, one of the effects of the CAA is to allow construction or expansion of a facility only upon a showing that any additional emissions from the source will be more than offset by reductions in similar emissions from existing sources. In prevention of significant deterioration areas, construction or expansion of a facility would be permitted only if emissions from the source, together with emissions from other expected new sources, would not violate air quality increments for particulates and sulfur dioxide that are more stringent than the National Ambient Air Quality Standards (NAAQS). All of these requirements may affect PSE&G's ability to locate, construct or expand generating facilities in the future.

     NJDEP is using the New Jersey Air Pollution Control Code (NJAPCC) to achieve compliance with the NAAQS adopted by EPA under the CAA. The NJAPCC currently establishes ambient air quality standards and emission limitations for six pollutants, all of which have EPA approval. In addition, the NJAPCC provides stringent requirements restricting the sulfur content in coal and oil fuels. (See PSE&G -- Electric Fuel Supply and Disposal -- Coal.) The increased cost of purchasing low-sulfur fuel is offset by rates which are designed to permit the recovery of fuel costs on a current annual basis. (See PSE&G -- Electric Fuel Supply and Disposal and Note 2 -- Rate Matters of Notes to Consolidated Financial Statements.)

  Water Pollution Control

     The Federal Water Pollution Control Act (FWPCA) provides for the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into the waters of the United States. Certain PSE&G facilities are directly regulated by permits issued pursuant to FWPCA.

     Under the FWPCA, compliance with the above-referenced applicable limitation is to be achieved under the National Pollutant Discharge Elimination System (NPDES) permit program, which is administered by NJDEP pursuant to the New Jersey Water Pollution Control Act (NJWPCA). The NJWPCA authorizes NJDEP to regulate discharges of pollutants to surface and ground waters of the State. The NPDES permit program, administered by the NJDEP, is referred to as the New Jersey Pollutant Discharge Elimination System (NJPDES) program. The NJPDES program provides for Discharge to Surface Water (DSW) permits and Discharge to Ground Water (DGW) permits, among others.

     Section 304(l) of the FWPCA requires all states to implement more stringent controls on discharges of toxics to certain water-bodies deemed contaminated by toxic discharges. Although five PSE&G electric generating stations (Bergen, Hudson, Kearny, Linden and Sewaren) were originally subject to requirements imposed pursuant to Section 304(l), the NJDEP and EPA have proposed delisting these stations from the 304(l) program for the present time. No final action on this proposal has been taken.

     The FWPCA also includes specific provisions relating to discharges of heat and the design, location, construction and capacity of intake structures for cooling water. Pursuant to Section 316(a) and (b) of the FWPCA, if the permittee can demonstrate that the aquatic ecosystem is protected, then alternate thermal limits may be imposed and/or the intake structure may be found to be the Best Technology Available (BTA). PSE&G has submitted applications to EPA and NJDEP seeking variances from thermal limits and BTA determinations in connection with six of its electric generating stations pursuant to Section 316(a) and (b). If PSE&G's applications with respect to these generating stations do not receive favorable action, NJDEP may impose requirements for closed-cycle cooling, e.g., cooling towers, or other structural modifications and/or operational restrictions at these facilities.

     The NJDEP regulations relating to DGW require permits for some of PSE&G's facilities and may require the monitoring of ground water at such locations. PSE&G has applied for DGW permits at certain facilities as discussed below. The total cost to comply with all applicable requirements of DGW permits at all PSE&G facilities covered by NJPDES -- DGW permits cannot be accurately estimated at this time, but aggregate annual ground water monitoring cost is not expected to be material.

     PSE&G has NJPDES DSW permits for its Bergen, Hudson, Kearny, Essex, Linden, Sewaren, Edison, Mercer, Burlington, Salem and Hope Creek electric generating stations and its Harrison gas facilities. Adjudicatory hearing requests are pending before the NJDEP to resolve one or more contested issues in the above-referenced permits for Linden and are discussed below.

     Discussed below are pending actions or proceedings relating to specific facilities or sites.

     In 1991, the NJDEP issued a draft NJPDES permit for Sewaren Station which would impose water quality-based effluent limits both on pollutants identified as a result of a monitoring program instituted pursuant to Section 304(l) in non-contact cooling water and treatment plant discharges, which could have significant adverse impact on the operations of this station. PSE&G submitted comments addressing factual and legal issues raised by the draft permit. The NJDEP and the EPA have proposed delisting Sewaren and the NJDEP has indicated its intent to reissue a draft permit which would not impose water-quality-based effluent limits.

     In August 1994, the Bergen County Utilities Authority issued a significant industrial user permit for the discharge of cooling tower blowdown and other sources associated with the newly repowered Bergen Unit. This permit will replace the expired NJPDES DSW permit.

     In 1993, the NJDEP issued a final Major Modification to Linden's DSW permit incorporating conditions consistent with the comments PSE&G previously filed on the 1992 draft permit. PSE&G is evaluating whether to rescind its request for an adjudicatory hearing based on these changes.

     NJDEP advised PSE&G in 1986 that, with respect to PSE&G's Bergen, Hudson, Kearny, Sewaren and Linden Stations, the demonstrations and reports previously submitted to EPA supporting PSE&G's Section 316(a) variance requests and
Section 316(b) determinations no longer provided adequate information upon which decisions could be made. PSE&G submitted supplemental Section 316(a) and
Section 316(b) demonstrations in 1988 for Bergen, Hudson and Kearny Stations. In 1989, PSE&G submitted supplemental Section 316(b) demonstrations for both Linden and Sewaren Stations and a supplemental Section 316(a) demonstration for Sewaren. The Linden supplemental Section 316(a) demonstration was submitted in
1990. To date, the NJDEP has not responded to these submittals.

     PSE&G received a final DGW permit for Bergen in 1987. A hearing request was filed and all issues but one were resolved amicably thereafter in 1987. PSE&G may ultimately contest the single unresolved issue contained in the final Bergen DGW permit.

     A draft DGW permit was issued by NJDEP for Mercer Generating Station in 1987. NJDEP has taken no further action.

     Salem Station

     As required by the FWPCA, over the past 15 years, PSE&G has submitted to the EPA and NJDEP its demonstrations which concluded that structural modifications including cooling towers, are not required at Salem to achieve satisfactory environmental effects. In 1990, the NJDEP issued a draft NJPDES Permit to the Salem Station which required closed-cycle cooling. In response to the 1990 Draft Permit, PSE&G submitted extensive written comments to the NJDEP regarding the ecological effects of station operations demonstrating that Salem was not having and would not have an adverse environmental impact and that closed-cycle cooling was an inappropriate solution.

     To resolve the NJDEP's concerns, PSE&G also developed and submitted a supplement to the permit renewal application setting forth an alternative approach that would protect aquatic life in the Delaware Estuary and provide other ecological benefits. PSE&G proposed intake screen modifications to reduce fish losses, a study of sound deterrent systems to divert fish from the intake and a limit on intake flow. In addition, PSE&G proposed conservation measures, including the restoration of up to 10,000 acres of degraded wetlands and the installation of fish ladders to allow fish to reach upstream spawning areas. Finally, PSE&G proposed a comprehensive biological monitoring program to expand existing knowledge of the Delaware Estuary and to monitor station impacts.

     In June 1993, the NJDEP issued Salem a revised draft permit which reconsidered the requirement for closed-cycle cooling and adopted alternative measures proposed by PSE&G with certain modifications. A final five-year permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994 with an effective date of September 1, 1994. The EPA, which has authority to review the final permit issued by the NJDEP, completed its review and has not raised any objections.

     Certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEP challenging the final permit. The NJDEP granted the hearing requests on certain of the issues and PSE&G has been named as a respondent along with the NJDEP in these matters which are pending in the Office of Administrative Law of the State of New Jersey (OAL).

     PSE&G is implementing the final permit. Additional permits from various agencies are required to be obtained to implement the permit. No assurances can be given as to receipt of any such additional permits. The estimated capital cost of compliance with the final permit is approximately $100 million, of which PSE&G's share is 42.59% and is included in PSE&G's 1995-1999 construction program. PSE&G will request the BPU to allow the recovery in rates from electric customers of all costs associated with the modifications and conservation measures required by the permit. (See MD&A -- Liquidity and Capital Resources -- Construction, Investments and Other Capital Requirements Forecast.)

     Hope Creek Station

     Hope Creek's existing permit has been in effect since 1985. PSE&G submitted an application for renewal in 1990. The existing permit remains in effect pending NJDEP action expected in 1995. PSE&G cannot predict what new terms and conditions NJDEP may seek to impose in the renewed permit.

  Control of Hazardous Substances

     PSE&G Manufactured Gas Plant Remediation Program

     For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.

     Other Sites

     PSE&G's 1989 decision to close the Synthetic Natural Gas Plant (SNG Plant) in Linden, New Jersey (jointly owned by PSE&G (90%) and the Elizabethtown Gas Company (10%)) triggered certain environmental compliance activities under the New Jersey Environmental Cleanup Responsibility Act (ECRA). PSE&G has completed the first stage of the required site sampling activities at this facility. During field work activities, certain soil and ground water contamination has been identified. The costs of any necessary cleanup are not currently estimable, but such costs are not expected to have a material effect on its financial position, results of operations or net cash flows.

     A preliminary review of possible mercury contamination at the Kearny Generating Station concluded that additional study and investigations are required. PSE&G filed an application in January 1995 for a Memorandum of Agreement with NJDEP for the conduct of the additional study and investigation. A work plan detailing additional sampling will be developed in early 1995 and submitted to the NJDEP. Soil sampling and surveys will begin after approval of the detailed work plan with completion estimated for the end of the third quarter 1995.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 and the Federal Resource Conservation and Recovery Act of 1976 (RCRA), authorize EPA to issue orders and/or to bring an enforcement action to compel responsible parties to take investigative and/or cleanup actions at any site that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. The New Jersey Spill Compensation and Control Act (Spill Act) and the New York Environmental Conservation Law provide similar authority to NJDEP and the New York Attorney General, respectively. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous under one or more of the above laws. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several liability without regard to fault on all allegedly responsible parties, including the generators of the hazardous substances for certain investigative and cleanup costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the cleanup of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and cleanups include suspected or known allegedly responsible parties. PSE&G's past operations suggest that some remedial action may be required. PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

     Presently, such actions involving PSE&G include the following:

     (1) In United States and New Jersey v. Alcan Aluminum, et al., Civil Action Nos. 88-4646 (NHP) and 88-4670 (NHP), in the U. S. District Court for the District of New Jersey, in 1989, a Consent Decree was entered with EPA and NJDEP, obligating potentially responsible parties (PRPs), including PSE&G, to implement both a bioremediation treatability study and a two-stage subsurface remedial action, i.e., excavation and bioremediation, at the Renora Superfund Site in Edison, Middlesex County, New Jersey. The excavation and off-site removal of soils contaminated with polychlorinated biphenyls has been completed. However, because the treatability study showed that bioremediation would fail at this site, in 1991, the Consent Decree was modified to eliminate that remedial action. Instead, EPA required new treatability studies on solidification technologies, and a Phase II Feasibility Study (FS II) incorporating that new data. These new studies proved that all on-site soil treatment technologies would fail, and in 1992, the PRPs submitted FS II for EPA's and NJDEP's comments. An amended Record of Decision (ROD) issued by EPA in October 1994 requires additional excavation and off-site removal of soil, the estimated cost of which is approximately $2.8 million. Based upon discussions held among the parties to date, it appears that PSE&G's responsibility for clean-up costs at this site will approximate 10% of such costs.

     (2) 1985 claim by U. S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge, there has been no action on this matter since 1988.

     (3) Claim by EPA, Region III, under CERCLA with respect to a site operated by Sealand Ltd. in Mount Pleasant Township, New Castle County, Delaware. PSE&G and other companies have entered into an Administrative Consent Order (ACO) obligating the signatories thereto to fund a Remedial Investigation and Feasibility Study (RI/FS). PSE&G's share of the costs of actions taken at this site have approximated 25% of such costs. In 1991, EPA entered a ROD which determined that no further action was required at the site. The State of Delaware has filed comments objecting to this ROD and has hired a consultant which has recommended that additional actions be taken at the site based on its review of EPA's files. The State of Delaware required the PRPs to conduct additional groundwater analyses during 1994 and is presently reviewing the results to determine whether any future actions are required at this site.

     (4) At the Duane Marine Salvage Corporation Superfund Site in Perth Amboy, Middlesex County, New Jersey, the PRPs, including PSE&G, had completed an EPA-approved surface removal action during 1986 and EPA had required no further response actions. However, NJDEP ordered that an RI/FS be performed to address or disprove an alleged subsurface contamination and, following negotiations with the PRPs, including PSE&G, an ACO was executed. The PRPs have submitted an RI/FS and a second revised Draft Feasibility Study. In 1994, NJDEP selected a remedy for the site, the total cost of which is estimated to be $1,500,000. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (5) Spill Act Directive issued by NJDEP in 1987 to PRPs, including PSE&G, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including PSE&G, signed an ACO with NJDEP to secure the site, which has been completed. After further negotiations, certain other PRPs, including PSE&G, signed a further ACO requiring them to perform a removal action at the site, which was completed in 1992. In 1994, NJDEP issued a third Directive requiring the performance of an RI/FS. The PRPs have entered into negotiations with NJDEP regarding the terms of the RI/FS oversight document. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (6) A second Directive pursuant to the Spill Act was issued by NJDEP in 1989 to PRPs, including PSE&G, with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey (PJP), ordering payment of operating and maintenance costs of approximately $150,000 and reasserting claims made in an initial Directive for all past and future costs associated with investigations and remediation of the alleged contamination. Additionally, in 1990, also pursuant to the Spill Act, NJDEP issued a Multi-Site Directive concerning four sites, including PJP. With respect to the PJP site, NJDEP reasserted demands for payment made in the earlier Directives. The NJDEP alleges that it has spent approximately $23 million in interim remedial measures at the PJP site. The NJDEP also alleges that it will incur approximately $2 million in costs to complete a remedial investigation of the PJP site. PSE&G has made a good-faith payment of approximately $21,000 to NJDEP pursuant to the Multi-Site Directive in accordance with actions taken by certain other PRPs named in these Directives. The NJDEP has filed a cost recovery action in Superior Court against certain of the other PRPs named in the Directives. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (7) Prospective enforcement action by NJDEP with respect to a site formerly owned by the Township of Hillsborough, Somerset County, New Jersey and used for a sanitary landfill and presently owned by PSE&G. NJPDES-DGW permits were issued by NJDEP to PSE&G and to the adjoining property owner to install monitoring wells on these premises. As required by the foregoing permits, groundwater monitoring wells were established and groundwater monitored. In accordance with a subsequent New Jersey Supreme Court decision in a case to which PSE&G was not a party, the subject NJPDES -- DGW permit was determined to be invalid. However, the NJDEP has recommended that any existing ground water monitoring wells be maintained pending the NJDEP's drafting of groundwater regulations which may affect the former landfill site.

     (8) In State of New Jersey, Department of Environmental Protection v. Gloucester Environmental Management Services, Inc. (GEMS), et al., Docket No. 84-0152 (SSB), in the U.S. District Court for the District of New Jersey, the Fourth Amended Complaint was filed, naming PSE&G and approximately forty other alleged generators of hazardous waste materials as defendants. PSE&G investigated possible involvement with the GEMS site in Gloucester Township, Camden County, in response to an earlier inquiry from EPA. That investigation revealed that certain waste materials originating at a PSE&G facility may have contained asbestos and may have been taken to the GEMS site by an independent contractor performing removal work for PSE&G. PSE&G agreed to participate in the partial settlement of the litigation which includes the Phase I remediation of the landfill and contributed $150,000 toward the estimated Phase I cost of approximately $32.5 million.

     (9) Claim by EPA, Region III, under CERCLA with respect to a Superfund Site in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank, Inc., as a non-ferrous scrap reclamation facility. PSE&G, together with several other similarly situated utilities, is alleged to be liable either to conduct an RI/FS and undertake the necessary cleanup, if any, or to reimburse EPA for the cost of performing these functions. In 1991 these utilities, including PSE&G, entered into an ACO with the EPA to perform an RI/FS, Docket No. III-91-34-DC. The RI/FS was recently completed and the RI/FS Report was submitted to EPA on October 14, 1994. The RI/FS Report proposes various remedial alternatives for consideration by EPA in its selection of a remedy for the site. The alternatives proposed in the RI/FS range in cost from approximately $2 million to approximately $90 million. However, the RI/FS proposes a remedy ranging in cost from $15 to $30 million. It is expected that during 1995 EPA will select a remedy and issue a ROD memorializing this remedy selection. At that time it is anticipated that EPA will assess a claim against PSE&G and the other similarly situated utility companies, and perhaps others as well, for the performance or funding of the selected remedy. PSE&G's share of the costs of the proposed remedy is approximately $7 million or approximately 26% of the total.

     (10) Inquiry and prospective enforcement action by EPA, Region II, with respect to a site known as the Florence Land Recontouring (FLR) Landfill Site in the Townships of Florence, Mansfield and Springfield, Burlington County, New Jersey. In 1989 the NJDEP issued Directive and Notice to Insurers (1989 Directive) to PSE&G and twenty-six other respondents. The 1989 Directive requires the respondents to arrange for certain remedial measures at the FLR Site and to pay the NJDEP a total of approximately $7.5 million in estimated remedial construction activities and administration costs regarding future operations and maintenance. In 1990, pursuant to the Spill Act, the NJDEP issued Multi-Site Directive and Notice to Insurers Number One (1990 Directive) in the matter of four sites including the FLR Site. The 1990 Directive, as it relates to the FLR Site, directs eighteen of the twenty-seven respondents named in the 1989 Directive to undertake the same remedial measures and pay the same costs as set forth in the 1989 Directive. PSE&G is currently evaluating the NJDEP's claim and is working in concert with other PRPs to address the NJDEP Directives. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (11) Claim by EPA, Region II, under CERCLA with respect to a Superfund Site known as the Lone Pine Landfill in Freehold Township, Monmouth County, New Jersey. EPA investigation regarding this site disclosed that certain hazardous waste materials generated by approximately 200 alleged generators and transported to a site known as the SCP Scientific Chemical Processing Site, Wilson Avenue, Newark, Essex County, New Jersey (SCP-Newark), were allegedly subsequently transshipped, taken to and disposed of at the Lone Pine Landfill. PSE&G's prior investigation in response to an earlier inquiry from EPA regarding the SCP-Newark Site revealed that certain waste materials originating at a PSE&G facility were received by Scientific Chemical Processing, Inc. for processing and disposal. A consent decree was entered in the U.S. District Court for the District of New Jersey in 1990 approving the terms of a settlement under which PSE&G agreed to participate as a de minimis settlor.
A second Consent Decree was lodged with the United States District Court for the District of New Jersey in 1991 seeking approval of the terms of a settlement under which PSE&G agreed to participate as a de minimis settlor toward an off-site investigation/remediation cost. PSE&G cannot determine, at this time, whether the off-site investigation activities will result in the identification of further off-site remediation costs. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (12) Inquiry and prospective enforcement action by NJDEP against PSE&G regarding PSE&G's property in Hamilton Township, Mercer County, New Jersey, adjacent to PSE&G's Trenton Switching Station. PSE&G is implementing a groundwater monitoring program at the site.

     (13) 1987 inquiry and prospective enforcement action by EPA, Region II, under CERCLA regarding a site formerly owned and/or operated by Atlantic Resources Corporation in Sayreville, Middlesex County, New Jersey. To PSE&G's knowledge, there has been no action taken on this matter since the initial filing by the EPA.

     (14) In U.S. v. CDMG Realty Co., et al., Civil Action No. 89-4246 (NHP)
(RJH), pending in the United States District Court for the District of New Jersey, PSE&G and over 60 other entities were joined in January 1995 as additional third-party defendants. Third-party plaintiffs, an association of 44 entities, are essentially seeking contribution and/or indemnification for the expenses they have incurred and will incur as a result of having settled the direct claims of the NJDEP and EPA related to the investigation and remediation of Sharkey's Landfill, located in Parsippany-Troy Hills, Morris County, New Jersey. The claims are all alleged to be brought pursuant to CERCLA, and PSE&G is alleged to have arranged for the disposal of industrial wastes at Sharkey's Landfill.

     (15) 1987 Inquiry and prospective enforcement action by EPA, Region II, under CERCLA regarding PSE&G's possible use of the Curcio Scrap Metal facility in Saddle Brook Township, Bergen County, New Jersey, for scrap reclamation since 1981. To PSE&G's knowledge, there has been no action taken on this matter since the initial filing by the EPA.

     (16) 1988 inquiry and prospective enforcement action by EPA, Region II, under CERCLA regarding PSE&G's possible use of Higgins Disposal Service Site in Kingston, Franklin Township, Somerset County, New Jersey. To PSE&G's knowledge, there has been no action taken on this matter since the initial filing by the EPA.

     (17) Inquiry and prospective enforcement actions by EPA, Region II and NJDEP, under CERCLA and the Spill Act regarding PSE&G's possible use of Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey (Global
Site). In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G. Directive Two seeks recovery of past and anticipated future NJDEP response costs ($37.4 million) incurred and to be incurred in connection with an investigation and remediation of the Global Site. PSE&G's alleged liability is based on assertions that it generated asbestos-containing materials which were disposed of at the Global Site. In 1991, PSE&G entered into an agreement with the NJDEP and 29 other Directive Two Respondents effecting a partial settlement of the foregoing costs subject to a subsequent reallocation based upon the parties' further development of information concerning their respective proportionate waste contributions to the Global Site. The New Jersey Department of Law and Public Safety and PRPs who participated in the partial settlement set forth above have concluded negotiations concerning a resolution of the balance of the response costs sought pursuant to Directive Two. In connection with those negotiations, the PRPs are currently attempting to secure the information necessary to determine their respective proportionate waste contributions to the Global Site for the purpose of further establishing proportionate shares of any future settlement. Negotiations are ongoing regarding resolution of the balance of the response costs sought pursuant to Directive Two. In 1993, the NJDEP and various participating PRPs, including PSE&G, executed a Consent Decree whereby the participating PRPs agreed to perform the remedial design and remedial action for the operable unit one remedy as specified in a 1991 ROD (approximate total cost $30 million). The Consent Decree was executed and entered by the United States District Court for the District of New Jersey in 1993. Subject to a subsequent reallocation, the various parties to the Consent Decree have agreed that PSE&G's contribution under the Consent Decree settlement will be $300,000 (approximately 1% of the total cost).

     (18) 1989 inquiry and prospective enforcement action by EPA, Region II under CERCLA regarding PSE&G's possible use of the Port Washington Landfill in North Hempstead, New York. To PSE&G's knowledge, there has been no action taken on this matter since the initial filing by the EPA (NJDEP).

     (19) 1989 Spill Act inquiry and prospective enforcement action issued by NJDEP to PRPs, including PSE&G, regarding PSE&G's possible use of Combe Fill North Sanitary Landfill in Mt. Olive Township, Morris County, New Jersey. To PSE&G's knowledge, there has been no action taken on this matter since the initial filing by the NJDEP.

     (20) Spill Act inquiry and prospective enforcement action issued by NJDEP to PRPs, including PSE&G, regarding PSE&G's possible use of Combe Fill South Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). In 1991, the New Jersey Department of Law and Public Safety, Division of Law, issued Directive and Notice To Insurers Number One (Directive One) to 50 Insurers and 20 Respondents, including PSE&G, seeking from the Respondents payment of $5.5 million of NJDEP's anticipated costs of remedial action and of administrative oversight at the Combe Site. The $5.5 million represents the NJDEP's 10% share of such anticipated costs pursuant to a cooperative agreement with the United States regarding the selected remedial action. Therefore, total site remediation costs approximate $50 million. Further, the Directive One Respondents are directed to perform the operation and maintenance of the remedial action including all remedial facilities on the Combe Site. PSE&G's alleged liability is based on the assertion that PSE&G-generated waste oil and water, containing hazardous substances, was transported to the Combe Site and applied to Combe Site roads for dust control. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations, if any, with respect to this site will be deminimis.

     (21) In United States of America v. Superior Tube Company, et al., Docket No. 89-7421 in the U.S. District Court for the Eastern District of Pennsylvania, PSE&G was served in 1990 with a Third-Party Complaint. Pursuant to CERCLA, the United States filed suit against Superior Tube Company (Superior) and others seeking recovery of past and future costs incurred or to be incurred in the cleanup of the Moyer Landfill located in Pennsylvania. Superior filed a Third-Party Complaint naming approximately 150 third-party defendants, including PSE&G.

     Superior alleges that PSE&G generated, transported, arranged for the disposal of and/or caused to be deposited certain hazardous substances at the Moyer Landfill. On the basis of those allegations, Superior seeks contribution and/or indemnification from the third-party defendants, including PSE&G, on the United States' action against it. PSE&G has recently participated in negotiations concerning resolution of the United States' and Superior Tube's claims. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (22) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell
Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an ACO with NJDEP, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a Memorandum of Agreement (MOA) entered into with NJDEP in July 1993 to conduct an RI/FS and, if necessary, take remedial action. An RI/FS Work Plan has been approved by the NJDEP and the RI/FS is expected to be conducted during 1995. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (23) In Transtech Industries, Inc. et al v. A&Z Septic Clean et al., Docket No. 2-90-2578(HAA), filed on October 5, 1992, in the U.S. District Court for the District of New Jersey, PSE&G has been named a defendant in a Complaint which has been filed pursuant to CERCLA, against several hundred parties seeking recovery of past and future response costs incurred or to be incurred in the investigation and/or remediation of the Kin-Buc Landfill, located in Edison Township, Middlesex County, New Jersey. Plaintiffs allege that all named defendants, including PSE&G, are PRPs as generators and/or transporters of various hazardous substances ultimately deposited at the Kin-Buc Landfill. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (24) Ongoing and prospective enforcement action by EPA, Region II, under CERCLA regarding PSE&G's possible use of the Custom Distribution Services Site in Perth Amboy, Middlesex County, New Jersey.

     (25) 1992 inquiry and prospective CERCLA enforcement action by EPA, Region II, regarding PSE&G's possible use of the Scientific Chemical Processing Superfund Site, Carlstadt, New Jersey.

     (26) 1993 inquiries and prospective enforcement action by EPA, Region II, regarding PSE&G's possible use of the Bridgeport Rental and Oil Services site located in Logan Township, Gloucester County, New Jersey.

Enterprise
- ----------
Consolidated Financial Statistics (A)

(Thousands of Dollars where applicable)            1994          1993         1992          1991          1990
- ---------------------------------------------- ------------  -----------  ------------  ------------  ------------
Selected Income Information
Operating Revenues
Electric...................................... $ 3,733,113   $ 3,693,083   $ 3,407,819   $ 3,519,806   $ 3,380,742
Gas...........................................   1,778,528     1,594,341     1,586,181     1,307,849     1,236,747
Nonutility Activities.........................     404,202       418,135       362,781       283,766       230,075
- ------------------------------------------------------------------------------------------------------------------
Total Operating Revenues...................... $ 5,915,843   $ 5,705,559   $ 5,356,781   $ 5,111,421   $ 4,847,564
- ------------------------------------------------------------------------------------------------------------------
Net Income.................................... $   679,033   $   600,933   $   504,117   $   543,035   $   403,663
- ------------------------------------------------------------------------------------------------------------------
Earnings per average share of Common Stock.... $      2.78   $      2.50   $      2.17   $      2.43   $      1.90
Dividends Paid per Share...................... $      2.16   $      2.16   $      2.16   $      2.13   $      2.09
Payout Ratio..................................       78%           86%          100%           88%          110%
Rate of Return on Average Common Equity(B)....       12.94%        11.91%        10.69%        12.24%         9.66%
Ratio of Earnings to Fixed Charges............        2.76          2.59          2.30          2.54          2.09
Book Value per Common Share(C)................ $     21.70   $     21.07   $     20.32   $     20.04   $     19.44
Gross Utility Plant........................... $16,566,058   $15,861,484   $15,081,907   $14,426,560   $12,836,874
Accumulated Depreciation and Amoritzation
  of Utility Plant............................ $ 5,467,813   $ 5,057,104   $ 4,610,595   $ 4,243,979   $ 3,963,093
Total Assets.................................. $16,717,440   $16,329,656   $14,777,732   $14,804,354   $13,713,248
- ------------------------------------------------------------------------------------------------------------------
Consolidated Capitalization
Common Stock.................................. $ 3,801,157   $ 3,772,662   $ 3,499,183   $ 3,262,138   $ 3,043,402
Retained Earnings.............................   1,510,010     1,361,018     1,282,931     1,282,029     1,203,772
- ------------------------------------------------------------------------------------------------------------------
Common Equity.................................   5,311,167     5,133,680     4,782,114     4,544,167     4,247,174
Long-Term Debt................................   5,180,657     5,256,321     4,977,579     5,128,373     4,668,024
Preferred Stock without Mandatory Redemption..     384,994       429,994       429,994       429,994       429,994
Preferred Stock with Mandatory Redemption.....     150,000       150,000        75,000         --            --
Monthly Income Preferred Securities...........     150,000         --            --            --            --
- ------------------------------------------------------------------------------------------------------------------
Total Capitalization.......................... $11,176,818   $10,969,995   $10,264,687   $10,102,534   $ 9,345,192
==================================================================================================================

(A)  See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to
     Consolidated Financial Statements.

(B)  Net Income for a twelve-month period divided by the thirteen-month average of Common Equity.

(C)  Total Common Equity divided by end-of-period Common Shares outstanding.

Operating Statistics


PSE&G
- -----

(Thousands of Dollars where applicable)            1994          1993         1992          1991          1990
- ---------------------------------------------- ------------  -----------  ------------  ------------  ------------
Electric
Revenues from Sales of Electricity:
  Residential................................. $ 1,187,103   $ 1,175,875   $ 1,037,099   $ 1,116,699   $ 1,038,906
  Commercial..................................   1,734,901     1,678,011     1,554,956     1,575,547     1,516,755
  Industrial..................................     693,535       710,206       683,750       728,411       697,571
  Public Street Lighting......................      52,353        51,019        47,729        46,400        45,418
                                               -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales to Customers........   3,667,892     3,615,111     3,323,534     3,467,057     3,298,650
  Interdepartmental...........................       1,710         1,737         1,544         1,599         1,652
  Non-Jurisdictional Sales....................      35,223        48,625        51,313        19,763        48,325
                                               -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales of Electricity......   3,704,825     3,665,473     3,376,391     3,488,419     3,348,627
Other Electric Revenues.......................      28,288        27,610        31,428        31,387        32,115
                                               -----------   -----------   -----------   -----------   -----------
     Total Operating Revenues................. $ 3,733,113   $ 3,693,083   $ 3,407,819   $ 3,519,806   $ 3,380,742
                                               ===========   ===========   ===========   ===========   ===========
Sales of Electricity - megawatthours:
  Residential.................................  10,594,134    10,631,402     9,816,046    10,505,547     9,875,569
  Commercial..................................  18,466,863    18,096,312    17,454,352    17,596,569    17,054,495
  Industrial..................................   9,249,233     9,203,839     9,298,741     9,406,109     9,457,985
  Public Street Lighting......................     334,726       329,828       325,545       320,900       314,936
                                               -----------   -----------   -----------   -----------   -----------
Total Sales to Customers......................  38,644,956    38,261,381    36,894,684    37,829,125    36,702,985
  Interdepartmental...........................      17,755        18,514        19,012        19,719        19,822
  Non-Jurisdictional Sales....................   1,320,170     2,245,884     2,116,049     1,858,590     1,625,016
                                               -----------   -----------   -----------   -----------   -----------
     Total Sales of Electricity...............  39,982,881    40,525,779    39,029,745    39,707,434    38,347,823
                                               ===========   ===========   ===========   ===========   ===========
Gas
Revenues from Sales of Gas:
  Residential................................. $   889,541   $   780,195   $   809,559   $   699,696   $   667,077
  Commercial..................................     510,829       460,340       481,960       426,110       406,577
  Industrial..................................     312,405       299,762       243,527       138,394       130,273
  Street Lighting.............................         491           467           468           468           385
                                               -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales to Customers........   1,713,266     1,540,764     1,535,514     1,264,668     1,204,312
 Interdepartmental............................       3,976         3,078         2,572         2,689         2,157
                                               -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales of Gas..............   1,717,242     1,543,842     1,538,086     1,267,357     1,206,469
Transportation Service Revenues...............      35,057        37,081        34,739        27,036        15,654
Other Gas Revenues............................      26,229        13,418        13,356        13,456        14,624
                                               -----------   -----------   -----------   -----------   -----------
     Total Operating Revenues................. $ 1,778,528   $ 1,594,341   $ 1,586,181   $ 1,307,849   $ 1,236,747
                                               ===========   ===========   ===========   ===========   ===========
Sales of Gas - kilotherms:
  Residential.................................   1,337,267     1,280,128     1,265,270     1,140,887     1,097,034
  Commercial..................................     945,950       943,054       939,021       893,069       837,650
  Industrial..................................     912,689       876,421       739,508       399,385       341,467
  Street Lighting.............................         668           666           668           666           657
                                               -----------   -----------   -----------   -----------   -----------
Total Sales to Customers......................   3,196,574     3,100,269     2,944,467     2,434,007     2,276,808
Interdepartmental.............................       9,316         7,509         5,967         6,174         5,144
                                               -----------   -----------   -----------   -----------   -----------
Total Sales of Gas............................   3,205,890     3,107,778     2,950,434     2,440,181     2,281,952
Transportation Service........................     544,539       557,403       543,097       381,497       182,056
                                               -----------   -----------   -----------   -----------   -----------
     Total Gas Sold and Transported...........   3,750,429     3,665,181     3,493,531     2,821,678     2,464,008
                                               ===========   ===========   ===========   ===========   ===========

EDHI

     EDHI, a wholly owned, direct subsidiary of Enterprise, is incorporated under the laws of New Jersey and is the parent company of EDC, CEA, PSRC, EGDC, Capital and Funding. EDHI's principal executive offices are located at One Riverfront Plaza, Newark, New Jersey 07102. EDHI's focus is on its energy-related core businesses, with emphasis on its investment in the independent energy market. For a discussion of the impact on EDHI of Enterprise's agreement with the BPU regarding utility/nonutility activities, see Regulation.

  EDC

     EDC, a New Jersey corporation, has its principal executive offices at 1000 Louisiana Street, Suite 2900, Houston, Texas 77002. EDC is an oil and gas exploration and production and marketing company with principal operations both onshore and offshore in the southern United States and has a growing international production base. EDC has been pursuing a program to grow its reserve base in order to maintain an annual production level of 130-140 Billion Cubic Feet Equivalent (BCFE) through a combination of exploratory and development activities. EDC's worldwide 1994 production totaled 108 BCFE. Year-end 1994 proved reserves were 594 billion cubic feet of gas and 49 million barrels of oil, increases of 10% and 9%, respectively, compared to 1993. As of December 31, 1994 and 1993, EDC's consolidated assets aggregated $729 million and $679 million, respectively. EDC is exempt from direct regulation by the BPU and FERC except that certain FERC approval is required to transport its gas interstate from its discovery fields. EDC had provided a source of firm gas supply to PSE&G which in 1994 accounted for approximately 7% of EDC's gas sales volumes. Sales by EDC to PSE&G were discontinued on September 30, 1994 pursuant to an agreement with the BPU. (See PSE&G -- Gas Operations and Supply, Regulation and Note 1 -- Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.)

  CEA

     CEA, a New Jersey corporation, has its principal executive offices at 1200 East Ridgewood Avenue, Ridgewood, New Jersey 07450. CEA invests in and participates in the development of cogeneration and power production facilities, which include QFs and a foreign EWG. CEA is expected to be the primary vehicle for EDHI's business growth for the foreseeable future, with emphasis on international projects. CEA's two direct subsidiaries, CEA New Jersey, Inc. (CEA New Jersey) and CEA USA, Inc. (CEA USA), hold certain of its investments. CEA New Jersey's subsidiaries invest in projects in New Jersey selling power to PSE&G. CEA USA's subsidiaries invest in projects selling power to other domestic and foreign utilities. CEA and/or its subsidiaries and affiliates have investments in 17 commercially operating cogeneration or power projects, one anthracite coal mine and one project scheduled for start-up in the first quarter of 1995. CEA continuously evaluates the status of project development and construction in light of the realities of timely completion and the costs incurred.

     CEA's investments in QF projects have been undertaken with other participants because CEA, together with any other utility affiliate, may not own more than 50% of a QF under applicable law subsequent to the in-service date. Projects involving EWGs are not restricted to a 50% investment limitation. CEA's projects are diversified internationally and technologically and are generally financed through non-recourse debt. CEA is an investor in these projects and the electricity produced by the facilities is not part of PSE&G's installed capacity. However, some of such power is being purchased by PSE&G pursuant to long-term contracts with the applicable projects.

     As of December 31, 1994 and 1993, CEA's consolidated assets aggregated $232 million and $211 million, respectively. (See Note 7 -- Long-Term Investments of Notes to Consolidated Financial Statements.)

  PSRC

     PSRC, a New Jersey corporation, has its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102. PSRC makes primarily passive investments in assets that can provide funds for future growth as well as provide incremental earnings for Enterprise. Investments have been made in leveraged and direct financing leases, project financings, venture capital funds, leveraged buyout funds, real estate limited partnerships and securities. The maturities of the portfolio's investments are also fairly diverse, with some having terms exceeding 30 years. PSRC's leveraged lease investments include a wide range of asset sectors. Some of the transactions in which PSRC and its subsidiaries participate involve other equity investors. PSRC plans to limit new investments to existing commitments and investments related to EDHI's core business. For information concerning PSRC's three direct-finance leases with Continental Airlines, see Note 12 -- Commitment and Contingent Liabilities of Notes to Consolidated Financial Statements.

     In January 1994, in response to regulatory changes occurring at both the national and state levels regarding the sale and distribution of natural gas (see Competition), PSRC formed a gas marketing subsidiary, Public Service Gas Marketing Company, which has entered into a partnership with another major utility to market natural gas and associated services on an unregulated basis to commercial and industrial gas consumers nationwide. The partnership, USEP, commenced its marketing activities in May 1994 and had sold approximately 4.9 mmbtu of gas through December 1994.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On December 31, 1994, $134 million remained as PSRC's unfunded commitment subject to call. As of year-end 1994 and 1993, PSRC's long-term investments aggregated $1.3 billion.

  EGDC

     EGDC, a New Jersey corporation having its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102, is a diversified nonresidential real estate development and investment business. EGDC has investments in ten commercial real estate properties (five of which are developed) in several states. EGDC's strategy is to preserve and build the value of its assets to allow for the controlled disposition of its properties as the real estate market improves. As of December 31, 1994 and 1993, EGDC's consolidated assets aggregated $189 million and $203 million, respectively.

     For further discussion of EGDC, see MD&A -- Liquidity and Capital Resources -- EDHI.

  Capital

     Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Capital serves as a financing vehicle for EDHI's businesses, borrowing on their behalf on the basis of a minimum net worth maintenance agreement with Enterprise. That agreement provides, among other things, that Enterprise (i) maintain its ownership, directly or indirectly, of all outstanding common stock of Capital, (ii) cause Capital to have at all times a positive tangible net worth of at least $100,000 and (iii) make sufficient contributions of liquid assets to Capital in order to permit it to pay its debt obligations. In 1993, Enterprise agreed with the BPU to make a good-faith effort to eliminate such Enterprise support within six to ten years. Intercompany borrowing rates are established with reference to Capital's cost of funds. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. Capital's assets consist principally of demand notes of EDC, CEA, PSRC and EGDC. As of December 31, 1994 and 1993, Capital had outstanding $632 million and $724.5 million, respectively, of its long-term debt. For additional information, see Construction and Capital Requirements -- Financing Activities and MD&A -- Liquidity and Capital Resources -- EDHI.

  Funding

     Funding, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Funding serves as a financing vehicle for EDHI's businesses (excluding EGDC), borrowing on their behalf, as well as investing their short-term funds. Short-term investments are made only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established with reference to Funding's cost of funds. Funding is providing both long and short-term capital for the nonutility businesses other than EGDC on the basis of an unconditional guaranty from EDHI, but without direct support from Enterprise. As of December 31, 1994 and 1993, Funding's assets consisted principally of demand notes of EDC, CEA and PSRC and their subsidiaries, all of which are pledged to Funding's lenders and which aggregated $334 million and $289 million, respectively. For additional information, see MD&A -- Liquidity and Capital Resources -- EDHI.

ITEM 2.  PROPERTIES

PSE&G

     The statements under this Item as to ownership of properties are made without regard to leases, tax and assessment liens, judgments, easements, rights of way, contracts, reservations, exceptions, conditions, immaterial liens and encumbrances and other outstanding rights affecting such properties, none of which is considered to be significant in the operations of PSE&G, except that PSE&G's First and Refunding Mortgage (Mortgage), securing the bonds issued thereunder, constitutes a direct first mortgage lien on substantially all of such property.

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

  Electric Properties

     As of December 31, 1994, PSE&G's share of installed generating capacity was 10,497 MW, as shown in the following table:

                                             INSTALLED                           NET
                                             MEGAWATT    PRINCIPAL     HEAT   GENERATION    CAPACITY
             NAME AND LOCATION               CAPACITY    FUEL USED     RATE   (000 MWH)     FACTOR(a)
- -------------------------------------------- ---------   ---------    ------  ---------     ---------
Fossil
Bergen, Ridgefield, NJ .....................    570      Gas          14,433       305          6.1
Burlington, Burlington, NJ .................    180      Oil          16,921        57          3.6
Conemaugh, New Florence, PA - 22.50%(b)(c)..    382      Coal          9,488     2,463         73.6
Hudson, Jersey City, NJ ....................    983      Coal         10,975     2,611         30.3
Kearny, Kearny, NJ .........................    292      Oil          14,349       101          3.9
Keystone, Shelocta, PA - 22.84%(b)(c).......    388      Coal          9,647     2,381         70.1
Linden, Linden, NJ .........................    481      Oil          16,540       177          4.2
Mercer, Hamilton, NJ .......................    642      Coal         10,130     2,297         40.8
Sewaren, Woodbridge Twp., NJ ...............    453      Gas          13,480       441         11.1
                                             -------                  ------  ---------     ---------
     Total Fossil...........................  4,371                   10,953    10,833         28.5
                                             -------                  ------  ---------     ---------
Nuclear (Capacity factor calculated in
  accordance with industries maximum
  dependable capability standards)
Hope Creek, Lower Alloways Creek, NJ
  95%(b)(c).................................    979      Nuclear      10,751     6,752         78.9
Peach Bottom, Peach Bottom PA - 42.49%(b)...    886      Nuclear      10,798     6,873         89.3
Salem, Lower Alloways Creek, NJ
  42.59%(b).................................    942      Nuclear      11,032     4,809         58.5
                                             -------                  ------  ---------     ---------
     Total Nuclear(b)(c)....................  2,807                   10,842    18,434         75.4
                                             -------                  ------  ---------     ---------
Combustion Turbine
Bayonne, NJ ................................     42      Oil          14,130       0.9
Bergen, Ridgefield, NJ .....................     61      Oil          14,716       1.0
Burlington, NJ .............................    629      Gas           9,291     413.7
Edison, Edison Township, NJ ................    504      Gas          15,299      12.7
Essex, Newark, NJ ..........................    617      Gas          13,855     189.5
Hudson, Jersey City, NJ ....................    134      Oil          26,703       1.7
Kearny, Kearny, NJ .........................    501      Oil          16,478      40.0
Linden, Linden, NJ .........................    329      Oil          18,494      10.0
Mercer, Hamilton, NJ .......................    134      Oil          47,299       1.0
National Park, National Park, NJ ...........     21      Oil          43,551       0.1
Salem, Lower Alloways Creek, NJ
  42.59%(b).................................     18      Oil          23,603       0.2
Sewaren, Woodbridge Township, NJ ...........    134      Oil          35,332       2.0
                                             -------                  ------  ---------     ---------
     Total Combustion Turbine...............  3,124                   11,432     672.8          0.2
                                             -------                  ------  ---------     ---------
Diesel
Conemaugh, New Florence, PA - 22.50%(b).....      3      Oil          10,226       0.2          0.7
Keystone, Shelocta, PA - 22.84%(b)..........      2      Oil          10,261       0.7          4.0
                                             -------                  ------  ---------     ---------
     Total Diesel...........................      5                   10,254       0.9          2.0
                                             -------                  ------  ---------     ---------
Pumped Storage
Yards Creek, Blairstown, NJ - 50%(b)(c).....    190                                367         22.0
                                             -------                  ------  ---------     ---------
     Total PSE&G............................ 10,497(d)                10,739    30,308(e)      33.0
                                             =======                  ======  =========     =========

(a) Net generation divided by the product of weighted average generating capacity times total hours.

(b) PSE&G's share of jointly owned facility.

(c) Excludes energy for pumping and synchronous condensers.

(d) Excludes 664 MW of nonutility generation and temporary capacity sales of 173 MW to Baltimore Gas and
    Electric and 111 MW to General Public Utilities.

(e) Excludes 4,876 of NUGs.

     For information regarding construction see Item 1. Business -- Construction and Capital Expenditures.

     As of December 31, 1994, PSE&G owned 40 switching stations with an aggregate installed capacity of 31,351,000 kilovolt-amperes, and 224 substations with an aggregate installed capacity of 7,277,000 kilovolt-amperes. In addition, 6 substations having an aggregate installed capacity of 139,250 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey. Also at that date, PSE&G owned undivided interests in similar jointly owned facilities at jointly owned generating facilities in New Jersey and Pennsylvania as indicated in the table above.

     As of December 31, 1994, PSE&G's transmission and distribution system included 149,533 circuit miles, of which 34,868 miles were underground, and 782,031 poles, of which 533,017 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

     In addition, as of December 31, 1994, PSE&G owned 4 electric distribution headquarters and five subheadquarters in four operating divisions all located in New Jersey.

  Gas Properties

     As of December 31, 1994, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 297,300 Mcf. on an equivalent basis of 1,000 Btu/cubic foot) as shown in the following table:

                                                         Daily Capacity
        Plant                            Location           (Therms)
- --------------------------------    ------------------   --------------
Burlington LNG..................    Burlington, N.J.          773,000
Camden LPG......................    Camden, N.J.              280,000
Central LPG.....................    Edison Twp., N.J.         960,000
Harrison LPG....................    Harrison, N.J.            960,000
                                                            ---------
Total...........................                            2,973,000
                                                            =========

     As of December 31, 1994, PSE&G owned and operated approximately 15,406 miles of gas mains, owned 12 gas distribution headquarters and one subheadquarters and leased one other subheadquarters all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by pipeline companies.

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

ITEM 3.  LEGAL PROCEEDINGS

     See the following, at the pages indicated:

     (1) Page 4. Proceedings before FERC relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

     (2) Page 5. Proceedings before FERC relating to restructuring of natural gas industry pursuant to Orders 636. (In Re Pipeline Service Obligations and Revisions to Regulations Governing Self-Implementing Transportation Under Part 284 of the Commission's Regulations, Docket No. RM91-11-000).

     (3) Page 10. Proceedings before the BPU relating to PSE&G's Second Largest Customer, filed January 6, 1995, in Docket No. ER95010005.

     (4) Page 31. Requests filed in 1974 and later supplemented, to EPA and NJDEP to establish thermal discharges and intake structures for PSE&G's electric generating stations (Sewaren Generating Station, NJ 0000680; Hudson Generating Station, NJ 0000647; Kearny Generating Station, NJ 0000655; Salem Generating Station, NJ 0005622; Linden Generating Station, NJ 0000663).

     (5) Pages 35 through 41. Various administrative actions, claims, litigation and requests for information by federal and/or state agencies, and/or private parties, under CERCLA, RCRA, and state environmental laws to compel PRPs, which may include PSE&G, to provide information with respect to transportation and disposal of hazardous substances and wastes, and/or to undertake or contribute to the costs of investigative and/or cleanup actions at various locations because of actual or threatened releases of one or more potentially hazardous substances and/or wastes.

     (6) Page 98. Proceedings before the BPU relating to PSE&G's LGAC, filed July 1, 1994, in Docket No. GR94070292.

     (7) Page 98. Proceedings before the BPU relating to PSE&G's LEAC, filed July 1, 1994, in Docket No. ER94070293.

     (8) Page 123. On November 7, 1988, PSE&G filed a lawsuit in the United States District Court for the District of New Jersey against Associated Electric & Gas Insurance Services, Ltd., Certain Underwriters at Lloyd's of London, and Certain London Market Companies (PSE&G v. AEGIS, et al., Civ. Action No. 884811.) The suit seeks insurance coverage from these insurers for claims that have been made against PSE&G by the NJDEP and certain private parties. The claims concern alleged contamination at former gas manufacturing plant sites in New Jersey that are either currently owned by PSE&G or that were previously owned by PSE&G or one of its predecessors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Enterprise and PSE&G, inapplicable.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANTS

     Enterprise and PSE&G. Information regarding executive officers required by this Item is set forth in Part III, Item 10 hereof.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Enterprise's Common Stock is listed on the New York Stock Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by Enterprise, its corporate parent. As of December 31, 1994, there were 185,941 holders of record of Enterprise Common Stock.

     The following table indicates the high and low sale prices for Enterprise's Common Stock, as reported in The Wall Street Journal as Composite Transactions and dividends paid for the periods indicated:

                                                                 Dividend
                                             High       Low      Per Share
                                            ------    -------    ---------
     Common Stock:
     1994
     First Quarter........................  32         27 1/4       .54
     Second Quarter.......................  29 1/4     25           .54
     Third Quarter........................  28 5/8     23 7/8       .54
     Fourth Quarter.......................  27 1/8     25           .54

     1993
     First Quarter........................  34 1/4     30           .54
     Second Quarter.......................  35         31 7/8       .54
     Third Quarter........................  36 1/8     34           .54
     Fourth Quarter.......................  35 1/4     30           .54

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

     The ability of Enterprise to declare and to pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G has restrictions on the payments of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage and certain debenture bond indentures. Under these restrictions, dividends on PSE&G's common stock may be paid only out of PSE&G's earned surplus and may not reduce PSE&G's earned surplus to less than $10 million. PSE&G dividends on common stock would be limited to 75% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce PSE&G's Stock Equity to less than 33 1/3% of PSE&G's Total Capitalization and would be limited to 50% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce Stock Equity to less than 25% of PSE&G's Total Capitalization, as each of said terms is defined in said PSE&G's debenture bond indentures. Further, under an indenture relating to the loan to PSE&G of the proceeds of the monthly income preferred securities (MIPS) of Public Service Electric and Gas Capital, L.P. (see Note 4. -- Schedule of Consolidated Capital Stock and Other Securities of Notes to Consolidated Financial Statements), dividends may not be paid on PSE&G's capital stock as long as any payments on PSE&G's deferrable interest subordinated debentures issued under said indenture have been deferred or there is a default under said indenture or PSE&G's guarantee relating to the MIPS. None of these restrictions presently limits the payment of dividends out of current earnings. The amount of Enterprise's and PSE&G's consolidated retained earnings free of these restrictions at December 31, 1994 was $1.5 billion and $1.3 billion, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Enterprise


     The information presented below should be read in conjunction with Enterprise Consolidated Financial
Statements and Notes thereto.

                                                      YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------
                                 1994           1993           1992          1991           1990
                              -----------    -----------    -----------   -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $ 5,915,843    $ 5,705,559    $ 5,356,781   $ 5,111,421    $ 4,847,564
Net Income..................  $   679,033    $   600,933    $   504,117   $   543,035    $   403,663
Earnings per average share
  of Common Stock...........  $      2.78    $      2.50    $      2.17   $      2.43    $      1.90
Dividends paid per share of
  Common Stock..............  $      2.16    $      2.16    $      2.16   $      2.13    $      2.09
As of December 31:
  Total Assets..............  $16,717,440    $16,329,656    $14,777,732   $14,804,354    $13,713,248
     Long-Term Liabilities:
       Long-Term Debt.......  $ 5,180,657    $ 5,256,321    $ 4,977,579   $ 5,128,373    $ 4,668,024
       Other Long-Term
         Liabilities........  $   215,603    $   220,159    $    53,617   $    54,073    $    54,512
Preferred Stock with
  mandatory redemption......  $   150,000    $   150,000    $    75,000   $     --       $     --
Monthly Income Preferred
  Securities................  $   150,000    $     --       $     --      $     --       $     --
Ratio of Earnings to Fixed
  Charges plus Preferred
  Securities Dividend
  Requirements (A)..........         2.76           2.59           2.30          2.54           2.09

(A) Fixed charges include the preferred securities dividend requirements of PSE&G.

  PSE&G


     The information presented below should be read in conjunction with PSE&G Consolidated Financial
Statements and Notes thereto.

                                                      YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------
                                 1994           1993           1992          1991           1990
                              -----------    -----------    -----------   -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $ 5,511,641    $ 5,287,424    $ 4,994,000    $4,827,655    $ 4,617,489
Net Income..................  $   659,406    $   614,868    $   475,936    $  545,479    $   537,619
As of December 31:
  Total Assets..............  $14,264,398    $13,984,298    $12,273,857   $12,027,971    $11,652,208
     Long-Term Liabilities:
       Long-Term Debt.......  $ 4,486,787    $ 4,364,437    $ 3,978,138   $ 3,933,389    $ 3,733,444
       Other Long-Term
         Liabilities........  $   215,603    $   220,159    $    53,617   $    54,073    $    54,512
Preferred Stock with
  mandatory redemption......  $   150,000    $   150,000    $    75,000    $    --       $     --
Monthly Income Preferred
  Securities................  $   150,000    $     --       $     --       $    --       $     --
Ratio of Earnings to Fixed
  Charges...................         3.35           3.30           2.70          3.20           3.10
Ratio of Earnings to Fixed
  Charges plus Preferred
  Securities Dividend
  Requirements..............         2.92           2.89           2.43          2.86           2.79

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

  Overview

     Enterprise has two direct wholly owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey.

     EDHI is the parent of Enterprise's nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer of cogeneration and independent power production
(IPP) facilities and exempt wholesale generators (EWGs); Public Service Resources Corporation (PSRC), which has made primarily passive investments; and Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), which provides privately placed debt financing on the basis of a minimum net worth maintenance agreement from Enterprise and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing guaranteed by EDHI but without direct support from Enterprise.

     As of December 31, 1994 and December 31, 1993, PSE&G comprised 85% and 86%, respectively, of Enterprise assets. For each of the years 1994, 1993 and 1992, PSE&G revenues were 93% of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 91%, 96% and 88%, respectively, of Enterprise's net income.

     The major factors which will affect Enterprise's future results include general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear programs in accordance with Nuclear Regulatory Commission (NRC) and New Jersey Board of Public Utilities (BPU) requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (See
Note 2 -- Rate Matters, Note 10 -- Federal Income Taxes and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements ("Notes").)

  PSE&G Energy and Fuel Adjustment Clauses

     PSE&G has fuel and energy tariff rate adjustment clauses which are designed to permit adjustments for changes in electric energy and gas supply costs and certain other costs as approved by the BPU, when compared to cost recovery included in base rates. Charges under the clauses are primarily based on energy and gas supply costs which are normally projected over twelve-month periods. The changes in the Levelized Gas Adjustment Charge (LGAC) and the electric Levelized Energy Adjustment Clause (LEAC) do not directly affect earnings because such costs are adjusted monthly to match amounts recovered through revenues. However, the carrying of underrecovered costs ultimately increases financing costs. PSE&G is also required to pay interest on net overrecovered costs. Under the clauses, if actual costs differ from the costs recovered, the amount of the underrecovery or overrecovery is deferred and is reflected in the average cost used to determine the fuel and energy tariff rate adjustment for the period in which it is recovered or repaid. Actual costs otherwise includable in the LEAC are subject to adjustment by the BPU in accordance with its nuclear performance standard (NPS). (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes.)

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

     The shift of rate regulation from traditional concepts based upon rate base/rate of return to concepts based upon market competition and service is accelerating. As a result, added emphasis will be placed upon cost reduction. Utilities and their regulators will need to develop flexible ratemaking strategies to minimize adverse impacts which might otherwise occur to revenues and earnings and to maximize potential opportunities presented by deregulation. The manner in which regulators address evolving competitive issues will also affect utility credit quality and the carrying value of assets.

     The transition to a competitive market environment will cause changes from traditional utility ratemaking and is likely to affect utilities' ability to recover costs, resulting in these costs being "stranded." Stranded costs are costs and liabilities that were incurred by regulated utilities as a result of the regulatory compact among utilities, regulators and customers which are no longer recoverable from such customers due to changes in the regulatory framework that allow such customers to change electric suppliers before paying for the costs the utility has incurred on their behalf. Potential stranded costs include but are not limited to: generation assets; long-term purchase power and fuel contracts; "regulatory assets" -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), which are expenses that have been deferred pending recovery from customers; and costs which regulators have ordered utilities to incur to fulfill a variety of broader social purposes (including such things as energy conservation costs such as demand-side management (DSM) costs). More competitive electric wholesale markets, proposals to authorize retail wheeling or direct retail access within utility franchise areas, but not New Jersey to date, as well as the recent Federal Energy Regulatory Commission's (FERC) notice of proposed rulemaking on stranded costs have brought to the forefront the issue of potential stranded costs. If changes in rate regulation ultimately require a recognition of any such stranded costs, asset write-downs for utilities, including PSE&G, may occur. At this time, management cannot predict the level of transition costs or stranded costs resulting from industry deregulation, if any, or whether utility regulators will allow recovery of any such transition costs from customers. In addition, PSE&G cannot presently quantify what the financial statement impact may be if depreciation expense is determined absent regulation. However, if any such amounts are not recovered, the impact on the financial position, results of operations or net cash flows of PSE&G and Enterprise could be material. (See Note 1 -- Organization and Summary of Significant Accounting Policies and 2 -- Rate Matters of Notes.)

     Further, competition will force utilities, including PSE&G, to operate more cost effective and efficient plants, particularly in light of the technological advantages available to new entrants, which unlike utilities, do not operate older, less efficient units. Recovery of related costs by utilities, including PSE&G, will depend upon the decisions of the regulators, which cannot be predicted, or the ability to sell the electricity generated by such plants in the emerging wholesale power market. For discussion of PSE&G's renovation project at Bergen, see Note 12 - Commitments and Contingent Liabilities of Notes.

     The BPU has issued the first phase of a draft revised Energy Master Plan which acknowledges the need for regulatory flexibility as competition unfolds and calls for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as New Jersey Gross Receipts and Franchise Tax (NJGRT), upon energy producers. Management cannot predict the ultimate form of any legislative or regulatory changes which may be adopted as a result of this revised Energy Master Plan.

  Enterprise Earnings

     Earnings per share of Enterprise Common Stock were $2.78 in 1994, $2.50 in 1993 and $2.17 in 1992. The changes are summarized as follows:

                                          1994  vs.  1993  1993  vs.  1992
                                         ----------------  ---------------
                                                     Per              Per
                                          Amount    Share   Amount   Share
                                          ------   ------   ------   ------
                                          (Millions, except Per Share Data)
PSE&G
Revenues (net of fuel costs and gross
 receipts taxes).......................... $ 144   $ .60   $ 347   $1.49
Peach Bottom Settlement (net of Federal
  income taxes)...........................    --     --      (33)   (.14)
Other operation expenses..................   (77)   (.32)    (62)   (.26)
Maintenance expenses......................    (3)   (.02)      3     .01
Depreciation and amortization expenses....   (29)   (.12)    (15)   (.06)
Federal income taxes......................    14     .06    (113)   (.49)
Other taxes...............................    (9)   (.04)     (1)     --
Interest charges..........................    (6)   (.02)     12     .05
Allowance for Funds used During
 Construction (AFDC)......................    11     .05      --      --
Preferred Securities Dividend
  Requirements............................    (4)   (.02)     (6)   (.02)
Other income and expenses.................     1      --       1      --
                                           ------  -----   -----    ----
Earnings Available to Enterprise..........    42     .17     133     .58

EDHI
     PSRC.................................    14     .06     (07)   (.04)
     CEA..................................     2     .01       3     .01
     EDC..................................   (34)   (.14)     17     .07
     EGDC.................................    54     .22     (49)   (.20)
                                           -----   -----   -----   -----
Subtotal..................................    36     .15     (36)   (.16)
                                           -----   -----   -----   -----
Net Income................................ $  78     .32    $ 97     .42
                                           =====           =====
Effect of additional shares of
 Enterprise Common Stock issued...........          (.04)           (.09)
                                                   -----            ----
          Total...........................          $.28            $.33
                                                   =====            ====

     The average shares of Enterprise Common Stock outstanding were 244,470,794 for 1994, 240,663,599 for 1993 and 232,306,492 for 1992,
respectively.

     PSE&G

     In 1994, PSE&G's earnings available to Enterprise increased by $42 million. The increase was primarily due to higher electric commercial sales and firm gas residential and commercial sales. Electric kilowatthour (KWH) commercial sales increased 2% and total gas therms sold and transported increased 2.3%, respectively, principally due to weather and a modest improvement in New Jersey's economy. Also benefitting earnings was the decrease in Federal income tax expense resulting from the receipt of a nontaxable insurance benefit partially offset by higher pre-tax operating income. In addition, higher AFDC was a benefit to earnings due to greater construction, partially offset by a slightly reduced 1994 AFDC rate. The major factors adversely affecting earnings were higher other operation expenses, comprised primarily of miscellaneous nuclear production expenses, employee benefits expenses and increased accruals for uncollectible customer accounts, increased depreciation and amortization expenses due to more utility plant in service, higher interest charges due to a higher average daily balance of short-term debt outstanding at higher interest rates and higher maintenance expenses, principally at Hope Creek nuclear station due to the spring 1994 refueling outage.

     In 1993, excluding the $33 million net effect of the settlement of litigation against Philadelphia Electric Company, now known as PECO Energy, Inc. (PECO), in connection with the 1987 shutdown of Peach Bottom Atomic Power Station, Units 2 and 3 (Peach Bottom) by the NRC, PSE&G's earnings available to Enterprise increased by $166 million. The principal contributing factors to the increase in earnings available to Enterprise were PSE&G's higher electric and gas base rates that became effective January 1, 1993 and a substantial increase in electric KWH sales. (See Revenues below.) The increase in electric sales was primarily due to the abnormally warm summer weather. Partially offsetting the increase in earnings were higher other operation expenses (comprised primarily of labor and employee benefits costs and miscellaneous nuclear production costs), higher depreciation and amortization and higher Federal income taxes resulting from increased pre-tax operating income and an increase in the Federal corporate income tax rate, effective January 1993. (See Note 10 -- Federal Income Taxes of Notes.)

     EDHI

     The net income of EDHI was $60 million in 1994. Excluding the impact of an impairment of assets of $51 million, after tax, by EGDC in 1993, EDHI's earnings in 1994 decreased $15 million in comparison to 1993. Increased income from PSRC (higher investment income, lower income taxes compared to 1993 which included the effects of a Federal income tax increase and lower interest charges) and CEA (higher income from operating plants) was offset by lower EDC earnings (lower gas volumes and prices and higher exploration and development expenditures due to increased drilling activities).

     To the extent that the prices at which EDC is able to sell gas remain low, EDHI's earnings may continue to be negatively impacted. For information concerning certain of PSRC's direct-finance aircraft leases, see Note 12 -- Commitments and Contingent Liabilities of Notes.

     The net income of EDHI was $24 million in 1993, a decrease of $36 million from 1992. The decrease in EDHI's net income was due primarily to EGDC's recording of an impairment related to certain real estate properties, including properties upon which management revised its intent from a long-term investment strategy to a short-term hold for sale status, reflecting such properties at their net realizable value. This impairment reduced EDHI's earnings by $51 million, after tax, or 21 cents per share of Enterprise Common Stock. Partially offsetting this decrease was an increase in the earnings of EDC due to the higher price of natural gas. Exclusive of the recorded impairment, EDHI's net income would have been $75 million for 1993.

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

     Dividends paid to holders of Enterprise Common Stock increased $6 million during 1994 compared to 1993 and increased $18 million during 1993 compared to 1992. The increase in dividend payments for 1994 over 1993 and for 1993 over 1992, respectively, was due to the issuance of additional shares of Enterprise Common Stock.

     Dividends paid to holders of PSE&G's Preferred Stock increased $2 million during 1994 compared to 1993 and $6 million during 1993 compared to 1992. The increase in such dividends was due to the issuance of additional shares of PSE&G's Preferred Stock, partially offset by reduced dividend requirements resulting from the redemption of certain higher cost series of Preferred Stock. (See Liquidity and Capital Resources.)

     Dividends payable to holders of Monthly Income Preferred Securities (MIPS) of Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership of which PSE&G is the general partner, aggregated $2 million for 1994. (See Note 4 -- Schedule of Consolidated Capital Stock and Other Securities of Notes.)

  Revenues

     PSE&G Electric

     Revenues increased $40 million, or 1.1%, in 1994 from 1993; 1993 revenues increased $285 million, or 8.4%, compared to 1992. The significant components of these changes follow:

                                                Increase or (Decrease)
                                            ------------------------------
                                            1994 vs. 1993    1993 vs. 1992
                                            -------------    -------------
                                                      (Millions)
Kilowatthour sales.......................       $  69            $  67
Base rate increase effective January 1,
  1993...................................          -               244
Tax Reform Act of 1986...................          -                13
Recovery of energy costs.................         (26)             (52)
NJGRT....................................          (4)              17
Other operating revenues.................           1               (4)
                                                -----            -----
Total Electric Revenues..................       $  40            $ 285
                                                =====            =====

     Changes in kilowatthour sales by customer category are described below:

                                                Increase or (Decrease)
                                            -----------------------------
                                            1994 vs. 1993   1993 vs. 1992
                                            -------------   -------------
Residential..............................      (0.4)%           8.3%
Commercial...............................       2.0             3.7
Industrial...............................       0.5            (1.0)
Total Sales of Electricity
  to Customers...........................       1.0             3.7

     1994 -- The increase in electric revenues was primarily due to higher kilowatthour sales, partially offset by lower recovery of energy costs. The increase in kilowatthour sales is due to higher commercial and industrial sales as a result of an improving economy. Residential sales were below last year's levels due to the abnormally warm summer weather experienced in 1993.

     1993 -- The increase in electric revenues over 1992 was primarily due to the base rate increase which became effective January 1, 1993, partially offset by the larger LEAC credit also effective January 1, 1993. Abnormally warm summer weather resulted in a significant increase in weather sensitive sales during 1993. Increased competition from nonutility generators (NUGs) and an unscheduled maintenance shutdown at PSE&G's largest industrial customer negatively impacted industrial sales.

     PSE&G Gas

     Revenues increased $184 million, or 11.6%, during 1994 over 1993; 1993 revenues increased $8 million, or 0.5%, over 1992. The significant components of these changes follow:

                                                  Increase or (Decrease)
                                              ------------------------------
                                              1994 vs. 1993    1993 vs. 1992
                                              -------------    -------------
                                                        (Millions)
    Therm sales..............................     $  61            $ (29)
    Base rate increase effective
      January 1, 1993........................        -                48
    Recovery of fuel costs...................       121               15
    NJGRT....................................       (12)              (5)
    Other operating revenues.................        14              (21)
                                                  -----            -----
              Total Gas Revenues.............     $ 184            $   8
                                                  =====            =====

     Changes in gas revenues sold and transported by customer category are described below:


                                                  Increase or (Decrease)
                                             -------------------------------
                                             1994 vs. 1993    1993 vs. 1992
                                             -------------    -------------
Residential..............................         4.5%             1.2%
Commercial...............................          .3               .4
Industrial...............................         4.1             18.5
Transportation Service...................        (2.3)             2.6
Total Gas Sold and Transported...........         2.3              4.9



     1994 -- The increase in gas revenues was primarily due to an increase in the recovery of fuel costs, principally due to higher fuel rates, higher sales and significantly lower customer refunds. Residential, commercial and industrial sales increased due to favorable weather conditions and an improving economy. Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage continues to increase. Transportation sales decreased due to storm-related service interruptions in January and February.

     1993 -- The increase in gas revenues over 1992 was primarily attributable to the base rate increase which became effective January 1, 1993 and the higher recovery of fuel-related costs. Sales to cogenerators was the largest contributor to the increase in industrial sales as cogeneration average customer usage for electric generation continued to increase. Transportation service sales reflect the movement of some interruptible customers to transportation service.

     EDHI

     EDHI revenues decreased $23 million, or 5%, during 1994 from 1993; 1993 revenues increased $30 million, or 7%, over 1992. The significant components contributing to such results were as follows:

                                                  Increase or (Decrease)
                                              ------------------------------
                                              1994 vs. 1993    1993 vs. 1992
                                              -------------    -------------
                                                        (Millions)
    EDC......................................     $ (46)            $ 30
    CEA......................................        17               10
    PSRC.....................................        10              (11)
    EGDC.....................................        (4)               1
                                                  -----             ----
              Total EDHI Revenues............     $ (23)            $ 30
                                                  =====             ====

     1994 -- EDC's revenues decreased due to lower natural gas volumes ($29 million) and prices ($17 million). CEA's revenues increased as a result of greater income from operating projects. PSRC's revenues increased due to higher income from partnerships.

     1993 -- EDC was the largest contributor to the EDHI revenue increase due to the higher price of natural gas. CEA revenues increased as a result of greater income from operating projects. PSRC revenues decreased due to unrealized losses on investments and lower income from leases.

  Electric Energy Costs

     Electric energy costs decreased $21 million, or 3.0%, in 1994 compared to 1993 and $59 million, or 7.7%, in 1993 compared to 1992. The significant components of these changes follow:

                                                Increase or (Decrease)
                                            -------------------------------
                                            1994 vs. 1993    1993 vs. 1992
                                            -------------    -------------
                                                       (Millions)
    Change in prices paid for fuel
      and power purchases.................      $  12            $  18
    Kilowatthour generation...............          9               29
    Adjustment of actual costs to match
      recoveries through revenues(A)......        (42)            (106)
                                                -----             ----
           Total Electric Energy Costs....      $ (21)           $ (59)
                                                =====            =====

(A) Reflects the change in the deferred over(under)recovered energy costs, which in the years 1994, 1993 and 1992 amounted to $(135) million, $(93) million and $13 million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and Note 2 -- Rate Matters of Notes.)

     1994 -- The decrease in total costs was principally due to the underrecovery of energy costs, partially offset by a 12% increase in purchased power costs and a 1% increase in kilowatthour generation.

     1993 -- The decrease in total costs was the result of an adjustment in the recovery of energy costs resulting from the base rate case decision effective January 1, 1993, partially offset by a 17% increase in nuclear kilowatthour generation and an 11% increase in purchased power costs.

  Gas Supply Costs

     Gas supply costs increased $126 million, or 14.0%, in 1994 compared to 1993 and $39 million, or 4.6%, in 1993 compared to 1992. The significant components of these changes follow:

                                                   Increase or (Decrease)
                                               ------------------------------
                                               1994 vs. 1993    1993 vs. 1992
                                               -------------    -------------
                                                         (Millions)
    Change in prices paid for gas supplies...      $ (10)         $ 117
    Therm sendout............................         31             41
    Refunds from pipeline suppliers..........        (21)            33
    Adjustment of actual costs to match
      recoveries through revenues(A).........        126           (152)
                                                   -----          -----
              Total Gas Supply Costs.........      $ 126          $  39
                                                   =====          =====

(A) Reflects the change in the deferred over(under)recovered gas supply costs, which in the years 1994, 1993 and 1992 amounted to $26 million, $(100) million and $52 million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and Note 2 -- Rate Matters of Notes.)

     1994 -- The increase in total costs was principally due to the overrecovery of fuel costs and increased sales to nonutility generators (NUGs), partially offset by lower gas prices.

     1993 -- The increase in total costs was principally due to greater sales to NUGs and other customers, higher gas costs and higher therm sendout resulting from the colder 1993 winter season compared to the 1992 winter season. The increase in costs was reduced by deferred underrecovered 1993 gas costs resulting from the BPU approved adjustment in PSE&G's LGAC, effective January 1, 1993 of $71 million on an annualized basis through December 31, 1993. The adjustment reflects lower gas costs and the inclusion of $15.1 million of conservation program costs in LGAC. In addition, gas customers received $45 million of credits during the first quarter of 1993.

  Liquidity and Capital Resources

     Enterprise's liquidity is affected by maturing debt (see Note 6 -- Schedule of Consolidated Debt of Notes), investment and acquisition activities, the capital requirements of PSE&G's construction program, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon the factors noted above under Overview. (See Construction, Investments and Other Capital Requirements Forecast below.)

     PSE&G

     For 1994, PSE&G had utility plant additions, including AFDC, of $887 million, a decrease of $3 million versus 1993 additions of $890 million. Additions in 1993 increased $63 million from 1992 additions of $827 million. AFDC for 1994, 1993 and 1992 amounted to $38 million, $27 million and $26 million, respectively. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G also expended $34 million, $48 million and $40 million for the cost of plant removal (net of salvage) in 1994, 1993 and 1992, respectively. Construction expenditures from 1995 through 1999 are expected to aggregate $3.2 billion. Forecasted construction expenditures are related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. (See Construction, Investments and Other Capital Requirements Forecast below.)

     Decommissioning and other special funds, excluding interest, increased $35 million, $46 million and $9 million in 1994, 1993 and 1992, respectively. (See
Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes.)

     PSE&G expects that it will be able to generate internally a majority of its capital requirements including construction expenditures over the next five years, assuming adequate and timely recovery of costs as to which no assurances can be given. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes.)

     EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. (See Construction, Investments and Other Capital Requirements Forecast below.) EDHI's focus is on CEA and EDC, its energy-related core businesses. CEA is expected to be the primary vehicle for EDHI's business growth, both domestically and internationally. A significant portion of CEA's growth is expected to occur in the international arena, due to the current and anticipated growth in electric capacity required in certain regions of the world. EDC is projected to grow its reserve base, principally through exploration and drilling, in order to maintain an annual production level of 130-140 billion cubic feet equivalent (BCFE). EDC's worldwide 1994 production totaled 108 BCFE and at year end had proved reserves of 888 BCFE. EDC expended approximately $188 million, $109 million and $56 million in 1994, 1993 and 1992, respectively, to acquire, discover or develop domestic and international reserves. Of these expenditures, $154 million, $91 million and $36 million in 1994, 1993 and 1992, respectively, were capitalized. These amounts included capitalized interest of $4 million, $3 million and $4 million, respectively.

     PSRC will limit new investments to those which support EDHI's core businesses, while EGDC will exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

     A partnership, in which EGDC is an 80% partner ($21 million equity investment), is currently negotiating to extend or replace a mortgage financing of $40.2 million which is maturing on February 28, 1995. EGDC has guaranteed $5.3 million of the financing. No assurances can be given that EGDC or the partnership will be able to extend this loan or obtain a replacement loan in the amount of the existing loan. Failure to extend or replace the existing loan at the current outstanding loan balance, or at current interest rates, may result in an increase in the amount of capital which EGDC will require.

     PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At December 31, 1994, $134 million remained as PSRC's unfunded commitment subject to call.

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve-months earnings (before interest and taxes) to interest (EBIT) coverage ratio of at least 1.35:1. As of December 31, 1994 and 1993, EDHI had consolidated debt to equity ratios of 1.15:1 and 1.34:1 and, for the years ended December 31, 1994, 1993 and 1992, EBIT coverage ratios, as defined to exclude the effects of EGDC of 1.94:1, 2.13:1 and 1.88:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given. (See Note 6 -- Schedule of Consolidated Debt and Note 16 -- Property Impairment of Enterprise Group Development Corporation of Notes.)

     Long-Term Investments and Real Estate

     Long-Term Investments and Real Estate, which are primarily those of EDHI, decreased $58 million and $67 million in 1994 and 1993, respectively, and increased $61 million in 1992. The decrease in 1994 is primarily due to a $73 million net decrease in PSE&G's investment in an insurance contract, partially offset by an increase in Public Service Conservation Resources Corporation's (a PSE&G subsidiary) Long-Term Investments of $23 million. The decrease in 1993 is due primarily to EDHI's decrease in Long-Term Investments of $63 million. The increase in 1992 is due primarily to EDHI's increase in investments in real estate of $77 million. (For more details, see Note 7 -- Long-Term Investments and Note 11 -- Leasing Activities - As Lessor of Notes.)

     Construction, Investments and Other Capital Requirements Forecast


     The estimated construction requirements of PSE&G, including AFDC, investments and other capital requirements of PSE&G and EDHI for 1995 through 1999 are based on expected project completion dates, included anticipated escalation due to inflation of approximately 3% for utility projects and are as follows:

                                        1995       1996       1997       1998      1999      TOTAL
                                       ------     ------     ------     ------    ------     ------
                                                           (MILLIONS OF DOLLARS)
PSE&G
ELECTRIC
  Nuclear Production Facilities......  $   89     $   85     $   66     $   65    $   66     $  371
  Nuclear Fuel.......................      96         90         87        112        99        484
  Transmission and Distribution......     165        185        175        163       175        863
  Other Production...................     166        118         42         52        58        436
  Conservation and Other.............      45         39         37         33        29        183
                                       ------     ------     ------     ------    ------     ------
  Total Electric.....................     561        517        407        425       427      2,337
                                       ------     ------     ------     ------    ------     ------
GAS
  Production Facilities..............       2          2         -          -         -           4
  Transmission and Distribution......     136        141        143        143       143        706
                                       ------     ------     ------     ------    ------     ------
  Total Gas..........................     138        143        143        143       143        710
                                       ------     ------     ------     ------    ------     ------
Miscellaneous Corporate..............      46         38         35         35        35        189
                                       ------     ------     ------     ------    ------     ------
          Total Construction
            Requirements of PSE&G....     745        698        585        603       605      3,236
                                       ------     ------     ------     ------    ------     ------
EDHI.................................     242        175        125        153       149        844
                                       ------     ------     ------     ------    ------     ------
Mandatory Retirement of Securities:
  PSE&G..............................     310         -         300        118       100        828
  EDHI...............................     190         91        125        196       200        802
                                       ------     ------     ------     ------    ------     ------
                                          500         91        425        314       300      1,630
                                       ------     ------     ------     ------    ------     ------
  Working Capital and Other-net......     101         43         41         21        21        227
                                       ------     ------     ------     ------    ------     ------
  Total Capital Requirements.........  $1,588     $1,007     $1,176     $1,091    $1,075     $5,937
                                       ======     ======     ======     ======    ======     ======


     While the above forecast includes capital costs to comply with revised Federal Clean Air Act (CAA) requirements through 1999, it does not include additional requirements being developed under the CAA by Federal and State agencies. Such additional costs cannot be reasonably estimated at this time. PSE&G believes that such CAA costs would be recoverable from electric customers.

     Internal Generation of Cash from Operations

     Enterprise's cash provided by operating activities for 1994 increased $200 million to $1.232 billion when compared to 1993. This increase was primarily due to the increase in net income of $78 million, higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $74 million, a decrease in accounts receivable of $152 million, a decrease in accrued taxes of $35 million, a positive net change in certain other current assets and liabilities of $57 million and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $61 million. Partially offsetting these cash inflows were a decrease in accounts payable of $181 million and the loss from property impairments in 1993 of $78 million. (For additional information see Enterprise Earnings and Revenues.)

     Although net income increased in 1993 (see Enterprise Earnings and Revenues), net cash provided by operating activities decreased by $292 million from 1992 to $1.032 billion. This decrease was primarily due to an underrecovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $306 million, a decrease in accrued taxes of $332 million (primarily increased NJGRT payments), and a decrease in depreciation and amortization of $42 million. Partially offsetting these cash outflows were the increase in net income of $97 million, increases in deferred income taxes of $112 million, inventory decreases in fuel and materials and supplies of $54 million, increases in accounts payable of $57 million and a loss from property impairments of $78 million.

     External Financings

                 ENTERPRISE CONSOLIDATED CASH FLOWS FROM FINANCING ACTIVITIES

                                                           1994          1993        1992
                                                          -------      -------      ------
                                                                (MILLIONS OF DOLLARS)
    Enterprise (Parent Company):
      Issuance of Common Stock(A).......................  $    28       $  273     $   237
      Cash Dividends paid on Common Stock(B)............     (528)        (522)       (503)
                                                          -------      -------     -------
              Total Enterprise (Parent Company).........     (500)        (249)       (266)
                                                          -------      -------     -------
    PSE&G:(C)
      Net (decrease) increase in Short-Term Debt(D).....     (131)         275          92
      Increase (decrease) in Book Overdrafts............       24          (10)         24
      Issuance of Long-Term Debt(E).....................      850        1,973         850
      Redemptions of Long-Term Debt.....................     (479)      (1,716)     (1,032)
      Long-Term Debt Issuance and Redemption Costs......      (30)         (68)        (19)
      Issuance of Preferred Stock(F)....................       75           75          75
      Redemption of Preferred Stock.....................     (120)         -            -
      Issuance of Monthly Income Preferred
         Securities (G).................................      150          -            -
      Other.............................................       (2)          (6)         (6)
                                                          -------      -------     -------
              Total PSE&G...............................      337          523         (16)
                                                          -------      -------     -------
    EDHI:(H)
      Net increase (decrease) in Short-Term Debt........       45          (90)        (89)
      Issuance of Long-Term Debt........................                   165          30
      Redemptions of Long-Term Debt.....................     (115)        (367)        (27)
      Other.............................................       -            (4)         -
                                                          -------      -------     -------
              Total EDHI................................      (70)        (296)        (86)
                                                          -------      -------     -------
    Net cash used in financing activities...............  $  (233)      $  (22)    $  (368)
                                                          =======      =======     =======

(A) During 1994, Enterprise issued 1,009,674 shares of Common Stock through its Dividend Reinvestment and Stock Purchase Plan (DRIP) and various employee benefit plans. The net proceeds from such sales, aggregating approximately $28 million, were used by Enterprise to make equity investments in its subsidiaries. Book value per share was $21.70 at December 31, 1994, compared to $21.07 at December 31, 1993. (See Note 4 -- Schedule of Consolidated Capital Stock and Other Securities of Notes.)

(B)  See Dividends.

(C) Under the terms of PSE&G's Mortgage and Restated Certificate of Incorporation at December 31, 1994, PSE&G would qualify to issue an additional $3.511 billion of its First and Refunding Mortgage Bonds (Bonds) at a rate of 8.875% or $3.017 billion of Preferred Stock at a rate of 8.750%. PSE&G's Restated Certificate of Incorporation currently limits the issuance of Preferred Stock to $1.0 billion, of which $535 million is outstanding.

     In addition, as a prerequisite to the issuance of additional Bonds, PSE&G's Mortgage requires a 2:1 ratio of earnings to fixed charges as computed thereunder. For 1994, such ratio was 3.62:1. The ratio of earnings to fixed charges as required by the Securities and Exchange Commission was 3.35:1.

     The BPU has authorized PSE&G to issue $370 million of Bonds/Medium-Term Notes (MTNs) through 1996 for refunding purposes.

     The BPU has authorized PSE&G to issue not more than $1 billion of its short-term obligations at any one time outstanding, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 1, 1997. On December 31, 1994, PSE&G had $308 million of short-term debt outstanding.

     PSE&G renewed and increased to $800 million a revolving credit agreement with a group of commercial banks through September 14, 1995. On December 31, 1994, there were no short-term borrowings outstanding under this credit agreement.

     For additional detail, see Note 4 -- Schedule of Consolidated Capital Stock and Other Securities and Note 6 -- Schedule of Consolidated Debt of Notes.

(D) PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires on June 28, 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1994, Fuelco had commercial paper of $93.7 million outstanding under such program.

(E) Enterprise's long-term debt aggregated $5.181 billion as of December 31, 1994, of which $4.487 billion was attributable to PSE&G and $694 million to EDHI.

     During 1994, PSE&G issued a total of $850 million principal amount of its Bonds/MTNs. The net proceeds from the sale of the Bonds were used by PSE&G to redeem or defease $474 million of its higher cost Bonds and to pay a portion of its current construction program.

     For additional detail see Note 6 -- Schedule of Consolidated Debt of
     Notes.

(F) In February 1994, PSE&G issued and sold $75 million of its Cumulative Preferred Stock. In March 1994, PSE&G used the funds from the above sale to redeem $45 million of its higher priced Preferred Stock. The remaining funds were added to the general funds of PSE&G and used to pay a portion of its then outstanding short-term debt obligations, which were principally incurred to fund a portion of its construction expenditures. In December 1994, PSE&G redeemed an additional $75 million of its Preferred Stock.

     The BPU has authorized PSE&G to issue not more than $180 million of Preferred Stock through 1995.

     For additional detail see Note 4 -- Schedule of Consolidated Capital Stock and Other Securities of Notes.

(G) In November 1994, Public Service Electric and Gas Capital, L.P. (Partnership) issued $150 million of Monthly Income Preferred Securities
     (MIPS), the proceeds of which were loaned to PSE&G and used to redeem $75 million of Preferred Stock and the payment of construction expenditures.

     For additional detail see Note 4 -- Schedule of Consolidated Capital Stock and Other Securities of Notes.

(H) Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, through November 18, 1995 in the amount of $225 million. As of December 31, 1994, Funding had $90 million of borrowings outstanding under this program.

     Funding has a $225 million revolving credit facility which terminates on November 18, 1995. As of December 31, 1994, Funding had no borrowings outstanding under this facility.

     Funding is in the process of amending its letter of credit and revolving credit facility in order to adjust pricing and extend the maturity to early 1998.

     Capital's MTN program provides for an aggregate principal amount of up to $750 million of MTNs provided that its total debt outstanding at any time, including MTNs, shall not exceed such amount. Effective January
     31, 1995, Capital will not have more than $650 million of debt outstanding at any time. In November 1994, Capital repaid $50 million of its 7.40% MTNs. At December 31, 1994, Capital had $467 million of MTNs outstanding and total debt outstanding of $632 million.

     For additional detail see Note 6 -- Schedule of Consolidated Debt of
     Notes.

                                      PSE&G

     Following are the significant factors affecting the consolidated financial condition and the results of operations of PSE&G and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes of PSE&G and should be read in conjunction with such statements and notes.

     Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview; PSE&G Energy and Fuel Adjustment Clauses; Enterprise Earnings: Dividends; Revenues -- PSE&G Electric, PSE&G Gas; PSE&G Electric Energy Costs; Liquidity and Capital Resources, PSE&G, Long-Term Investments and Real Estate; Construction, Investments and Other Capital Requirements Forecast; and External Financings.

  Gas Supply Costs

     Gas supply costs increased $117 million or 12.7% in 1994 compared to 1993 and $17 million or 1.8% in 1993 compared to 1992. The significant components of these changes follow:

                                                 Increase or (Decrease)
                                              -----------------------------
                                              1994 vs.1993    1993 vs. 1992
                                              -------------   -------------
                                                       (Millions)
    Change in prices paid for gas supplies...     $ (20)          $  93
    Therm sendout............................        32              43
    Refunds from pipeline suppliers..........       (21)             33
    Adjustment of actual costs to match
      recoveries through revenues (A)........       126            (152)
                                                  -----           -----
              Total Gas Supply Costs.........     $ 117           $  17
                                                  =====           =====

(A) Reflects the change in the deferred over(under)recovered gas supply costs, which in the years 1994, 1993 and 1992 amounted to $26 million, $(100) million and $52 million, respectively. (See PSE&G Energy and Fuel Adjustment Clauses and Note 2 -- Rate Matters of Notes.)

     1994 -- The increase in total costs was principally due to the overrecovery of fuel costs and increased sales to NUGs, partially offset by lower gas prices.

     1993 -- The increase in total costs was principally due to greater sales to cogenerators and other customers, higher gas costs and higher therm sendout resulting from the colder 1993 winter season compared to the 1992 winter season. The increase in costs was reduced by deferred underrecovered 1993 gas costs resulting from the BPU approved adjustment in PSE&G's LGAC, effective January 1, 1993, of $71 million on an annualized basis through December 31, 1993. The adjustment reflects lower gas costs and the inclusion of $15.1 million of conservation program costs in LGAC. In addition, gas customers received $45 million of credits during the first quarter of 1993.

  Liquidity and Capital Resources

     Internal Generation of Cash from Operations

     PSE&G's cash provided by operating activities increased $229 million to $1,061 million for 1994 compared to the corresponding period in 1993. This increase was primarily due to an increase in net income of $45 million, a decrease in accounts receivable of $154 million, a greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $74 million, an increase in depreciation and amortization of $38 million, a decrease in accrued taxes of $25 million, a positive net change in certain other current assets and liabilities of $64 million and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $69 million, partially offset by a decrease in accounts payable of $183 million and a decrease in deferred income taxes of $68 million. (For additional information see PSE&G - Earnings and Revenues.)

     Although net income increased for 1993 (See Enterprise Earnings -- PSE&G and Revenues -- PSE&G Electric and PSE&G Gas), PSE&G's net cash provided by operating activities decreased by $338 million from 1992 to $832 million. This decrease was primarily due to an underrecovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $306 million, a decrease in accrued taxes of $306 million (primarily increased NJGRT payments), a decrease in depreciation and amortization of $43 million and a negative net change in certain other current assets and liabilities of $28 million and a negative net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $32 million. Partially offsetting these cash outflows were the increase in net income of $139 million, an increase in deferred income taxes of $154 million, a decrease in fuel and materials and supplies inventories of $54 million and an increase in accounts payable of $36 million.

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

     The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit Enterprise's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche LLP, all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP, during its audit were valid and appropriate.

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

     The Internal Auditing Department of PSE&G conducts audits and appraisals of accounting and other operations of Enterprise and its subsidiaries and evaluates the effectiveness of cost and other controls and recommends to management, where appropriate, improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1994, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors of Enterprise carries out its responsibility of financial overview through its Audit Committee, which presently consists of six directors who are not employees of Enterprise or any of its affiliates. The Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche LLP. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche LLP periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at any time.

E. JAMES FERLAND                       ROBERT C. MURRAY
E. James Ferland                       Robert C. Murray
Chairman of the Board,                 Vice President and
President and Chief                    Chief Financial Officer
Executive Officer



PATRICIA A. RADO
Patricia A. Rado
Vice President and Controller
Principal Accounting Officer

February 14, 1995

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

     The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit PSE&G's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche LLP, all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche LLP, during its audit were valid and appropriate.

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

     The Internal Auditing Department conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and recommends to management, where appropriate, improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1994, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors carries out its responsibility of financial overview through the Audit Committee of Enterprise, which presently consists of six directors who are not employees of Enterprise or any of its affiliates. The Enterprise Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche LLP. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche LLP, periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at any time.

E. JAMES FERLAND                       ROBERT C. MURRAY
E. James Ferland                       Robert C. Murray
Chairman of the Board                  Senior Vice President and
and Chief Executive Officer            Chief Financial Officer



PATRICIA A. RADO
Patricia A. Rado
Vice President and Controller
Principal Accounting Officer

February 14, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

     We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedules listed in the Index in Item 14(b)(1). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Enterprise Group Incorporated and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991, and 1990, and the related consolidated statements of income, retained earnings, and cash flows for the years ended December 31, 1991 and 1990 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1994 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

February 14, 1995
Parsippany, New Jersey

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Public Service Electric and Gas Company:

     We have audited the accompanying consolidated balance sheets of Public Service Electric & Gas Company and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedules listed in the Index in Item 14(b)(2). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Electric & Gas Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991, and 1990, and the related consolidated statements of income, retained earnings, and cash flows for the years ended December 31, 1991 and 1990 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1994 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

February 14, 1995
Parsippany, New Jersey

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
                                                                    (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric............................................... $  3,733,113    $  3,693,083    $  3,407,819
  Gas....................................................    1,778,528       1,594,341       1,586,181
  Nonutility Activities..................................      404,202         418,135         362,781
                                                          ------------    ------------    ------------
         Total Operating Revenues........................    5,915,843       5,705,559       5,356,781
                                                          ------------    ------------    ------------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and Interchanged
       Power.............................................      695,763         717,136         776,571
    Gas Purchased and Materials for Gas Produced.........    1,023,956         897,885         858,737
    Other................................................    1,116,263       1,012,757         924,942
  Maintenance............................................      308,080         304,403         307,726
  Depreciation and Amortization..........................      629,688         600,264         642,548
  Property Impairment (note 16)..........................        --             77,637            --
  Taxes
    Federal Income Taxes (note 10).......................      312,551         313,680         221,469
    New Jersey Gross Receipts Taxes......................      583,167         597,898         585,770
    Other................................................       82,282          77,052          72,883
                                                          ------------    ------------     -----------
         Total Operating Expenses........................    4,751,750       4,598,712       4,390,646
                                                          ------------    ------------     -----------
OPERATING INCOME.........................................    1,164,093       1,106,847         966,135
                                                          ------------    ------------     -----------
OTHER INCOME
  Allowance for Funds Used During
    Construction -- Equity...............................       12,789          12,265          12,828
  Peach Bottom Settlement -- net of Federal income taxes
    1992, $16,985 (note 2)...............................        --                --           32,970
  Miscellaneous -- net...................................        6,430          (3,778)         30,188
                                                          ------------    ------------     -----------
         Total Other Income..............................       19,219           8,487          75,986
                                                          ------------    ------------     -----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES...................................    1,183,312       1,115,334       1,042,121
                                                          ------------    ------------     -----------
INTEREST CHARGES (note 6)
  Long-Term Debt.........................................      459,158         469,120         479,898
  Short-Term Debt........................................       23,962          13,860          14,858
  Other..................................................       12,805          19,554          29,269
                                                          ------------    ------------     -----------
         Total Interest Charges..........................      495,925         502,534         524,025
Allowance for Funds Used During Construction -- Debt and
  Capitalized Interest...................................      (33,793)        (20,833)        (17,928)
                                                          ------------    ------------     -----------
Net Interest Charges.....................................      462,132         481,701         506,097
                                                          ------------    ------------     -----------
Preferred Securities Dividend Requirements (note 4)......       42,147          38,114          31,907
                                                          ------------    ------------     -----------
Income before cumulative effect of accounting change.....      679,033         595,519         504,117
Cumulative effect of change in accounting for income taxes
  (note 10)..............................................        --              5,414            --
                                                          ------------    ------------     -----------
Net Income............................................... $    679,033    $    600,933     $   504,117
                                                          ============    ============     ===========
SHARES OF COMMON STOCK OUTSTANDING
  End of Year............................................  244,697,930     243,688,256     235,395,751
  Average for Year.......................................  244,470,794     240,663,599     232,306,492
EARNINGS PER AVERAGE SHARE OF COMMON STOCK
  Income before cumulative effect of accounting change... $       2.78    $       2.48     $      2.17
  Cumulative effect of change in accounting for income
    taxes................................................        --                .02            --
                                                          ------------    ------------     -----------
TOTAL EARNINGS PER AVERAGE SHARE OF COMMON STOCK......... $       2.78    $       2.50     $      2.17
                                                          ============    ============     ===========

DIVIDENDS PAID PER SHARE OF COMMON STOCK................. $       2.16    $       2.16     $      2.16
                                                          ============    ============     ===========

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                                1994            1993
                                                                             -----------     -----------
                                                                               (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST (note 15)
  Electric.................................................................. $12,345,919     $11,920,894
  Gas.......................................................................   2,318,233       2,177,841
  Common....................................................................     545,131         520,285
                                                                             -----------     -----------
         Total..............................................................  15,209,283      14,619,020
Less accumulated depreciation and amortization..............................   5,147,105       4,772,942
                                                                             -----------     -----------
Net.........................................................................  10,062,178       9,846,078
  Nuclear Fuel in Service, net of accumulated amortization --
    1994, $302,906; 1993, $275,638..........................................     205,273         205,237
                                                                             -----------     -----------
         Net Utility Plant in Service.......................................  10,267,451      10,051,315
Construction Work in Progress, including Nuclear Fuel in Process --
  1994, $65,429; 1993, $98,780..............................................     806,934         735,356
Plant Held for Future Use...................................................      23,860          17,709
                                                                             -----------     -----------
         Net Utility Plant..................................................  11,098,245      10,804,380
                                                                             -----------     -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS (notes 3, 7, 8, 11,12 and 16)
  Long-Term Investments, net of amortization --
    1994, $2,365; 1993, $572, and net of valuation allowances --
    1994, $17,104; 1993, $18,018, respectively..............................   1,625,952       1,630,996
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation
    and amortization -- 1994, $748,245; 1993, $695,791......................     577,913         506,047
  Real Estate, Property and Equipment, net of accumulated depreciation --
    1994, $14,242; 1993, $10,840, and net of valuation allowances --
    1994, $23,264; 1993, $16,684, respectively..............................     115,210         110,661
  Other Plant, net of accumulated depreciation and amortization --
    1994, $4,653; 1993, $3,735..............................................      36,063          28,327
  Nuclear Decommissioning and Other Special Funds...........................     233,022         189,282
  Other Assets - net........................................................      85,478         103,538
                                                                             -----------     -----------
         Total Investments and Other Noncurrent Assets......................   2,673,638       2,568,851
                                                                             -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 9)........................................      67,866          71,372
  Accounts Receivable:
    Customer Accounts Receivable............................................     434,207         446,629
    Other Accounts Receivable...............................................     211,779         230,373
    Less:  allowance for doubtful accounts..................................      40,915          27,932
  Unbilled Revenues.........................................................     204,056         244,497
  Fuel, at average cost.....................................................     268,927         285,943
  Materials and Supplies, net of inventory valuation reserves --
    1994, $18,200; 1993, $8,525, respectively...............................     148,285         172,438
  Deferred Income Taxes (note 10)...........................................      25,311          12,934
  Miscellaneous Current Assets..............................................      37,356          49,860
                                                                             -----------     -----------
       Total Current Assets...............................................     1,356,872       1,486,114
                                                                             -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net..............................................      88,269         105,536
  Oil and Gas Property Write-Down...........................................      41,232          46,386
  Unamortized Debt Expense..................................................     134,599         121,278
  Deferred OPEB Costs (notes 1 and 13)......................................     116,476          58,593
  Underrecovered Electric Energy and Gas Costs -- net.......................     172,563          62,034
  Unrecovered Environmental Costs (notes 2 and 12)..........................     135,499         138,531
  Unrecovered Plant and Regulatory Study Costs..............................      37,128          35,196
  Unrecovered SFAS 109 Deferred Income Taxes (note 10)......................     791,393         789,795
  Deferred Decontamination and Decommissioning Costs (note 3)...............      53,016          56,055
  Other.....................................................................      18,510          56,907
                                                                             -----------     -----------
         Total Deferred Debits..............................................   1,588,685       1,470,311
                                                                             -----------     -----------
           Total............................................................ $16,717,440     $16,329,656
                                                                             ===========     ===========

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1994            1993
                                                    -----------     -----------
                                                        (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4, 5 and 6)
  Common Equity
     Common Stock..................................  $ 3,801,157   $ 3,772,662
     Retained Earnings.............................    1,510,010     1,361,018
                                                     -----------   -----------
          Total Common Equity......................    5,311,167     5,133,680
Subsidiaries' Securities and Obligations
  Preferred Securities
     Preferred Stock Without Mandatory Redemption..      384,994       429,994
     Preferred Stock With Mandatory Redemption.....      150,000       150,000
     Monthly Income Preferred Securities...........      150,000         --
  Long-Term Debt...................................    5,180,657     5,256,321
                                                     -----------   -----------
          Total Capitalization.....................   11,176,818    10,969,995
                                                     -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 3)      56,149        56,055
  Environmental Costs (notes 2 and 12)..............     105,684       111,000
  Capital Lease Obligations.........................      53,770        53,104
                                                     -----------   -----------
          Total Other Long-Term Liabilities.........     215,603       220,159
                                                     -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year................     499,738       168,064
  Commercial Paper and Loans (note 6)...............     491,586       577,636
  Book Overdrafts...................................      86,576        62,992
  Accounts Payable..................................     433,471       519,261
  New Jersey Gross Receipts Taxes Accrued...........        --         263,357
  Other Taxes Accrued...............................      44,149        39,610
  Interest Accrued..................................     107,962       107,027
  Estimated Liability for Vacation Pay..............      27,080        26,993
  Customer Deposits.................................      33,698        36,668
  Liability for Injuries and Damages................      29,814        28,338
  Miscellaneous Environmental Liabilities...........      15,365         4,475
  Other.............................................      87,480        61,277
                                                     -----------    ----------
          Total Current Liabilities.................   1,856,919     1,895,698
                                                     -----------    ----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 10).......   2,905,390     2,702,386
  Accumulated Deferred Investment Tax Credits ......     412,466       432,713
  Deferred OPEB Costs (notes 1 and 13)..............     116,476        58,593
  Other.............................................      33,768        50,112
                                                     -----------    ----------
          Total Deferred Credits....................   3,468,100     3,243,804
                                                     -----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)

          Total..................................... $16,717,440   $16,329,656
                                                     ===========   ===========

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1994          1993          1992
                                                       ----------    ----------    ---------
                                                               (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................  $  679,033    $  600,933    $  504,117
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and Amortization...................     629,688       600,264       642,548
     Amortization of Nuclear Fuel....................      95,173       102,718        91,903
     (Deferral) Recovery of Electric Energy
       and Gas Costs -- net..........................    (110,529)     (184,770)      121,371
     Loss from Property Impairments..................        --          77,637          --
     Cumulative Effect of Change in Accounting for
       Income Taxes..................................        --          (5,414)         --
     Amortization of Discounts on Property
       Abandonments and Disallowance.................      (6,743)       (7,801)      (11,293)
     Unrealized Gains on Investments -- net..........     (26,329)       (8,694)      (24,843)
     Provision for Deferred Income Taxes -- net......     138,919       168,406        56,846
     Investment Tax Credits -- net...................     (20,247)      (11,655)      (20,342)
     Allowance for Funds Used During Construction --
       Debt and Equity and Capitalized Interest......     (46,582)      (33,098)      (30,756)
     Proceeds from Leasing Activities -- net.........      27,682        14,780        30,295
     Changes in certain current assets and liabilities
       Net decrease (increase) in Accounts Receivable
          and Unbilled Revenues......................      84,440       (68,382)      (68,525)
       Net decrease (increase) in Inventory -- Fuel
          and Materials and Supplies.................      41,169        16,438       (37,083)
       Net (decrease) increase in Accounts Payable...     (85,790)       95,331        38,589
       Net (decrease) increase in Accrued Taxes......    (258,818)     (293,919)       37,892
       Net change in Other Current Assets and
          Liabilities................................      36,748       (19,505)        8,263
     Other...........................................      53,976       (11,598)      (14,538)
                                                       ----------    ----------    ----------
          Net cash provided by operating
            activities...............................   1,231,790     1,031,671     1,324,444
                                                       ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.........    (849,174)     (863,294)     (800,344)
  Additions to Oil and Gas Property, Plant and
     Equipment, excluding Capitalized Interest.......    (149,523)      (87,968)      (32,337)
  Net decrease (increase) in Long-Term Investments
     and Real Estate.................................      58,416        66,659       (61,099)
  Increase in Decommissioning and Other Special
     Funds, excluding interest.......................     (35,394)      (45,508)       (9,262)
  Cost of Plant Removal -- net.......................     (33,962)      (47,791)      (40,111)
  Other..............................................       7,154       (14,938)       (6,000)
                                                       ----------    ----------    ----------
          Net cash used in investing activities......  (1,002,483)     (992,840)     (949,153)
                                                       ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in Short-Term Debt.........     (86,050)      185,654         2,932
  Increase (decrease) in Book Overdrafts.............      23,584       (10,078)       24,009
  Issuance of Long-Term Debt.........................     849,800     2,137,700       880,000
  Redemption of Long-Term Debt.......................    (593,790)   (2,083,453)   (1,058,179)
  Long-Term Debt Issuance and Redemption Costs.......     (29,811)      (72,114)      (19,753)
  Issuance of Preferred Stock........................      75,000        75,000        75,000
  Redemption of Preferred Stock......................    (120,000)         --            --
  Issuance of Monthly Income Preferred Securities....     150,000          --            --
  Issuance of Common Stock...........................      28,495       273,479       237,045
  Cash Dividends Paid on Common Stock................    (528,071)     (521,572)     (503,197)
  Other..............................................      (1,970)       (6,772)       (5,719)
                                                       ----------    ----------    ----------
          Net cash used in financing activities......    (232,813)      (22,156)     (367,862)
                                                       ----------    ----------    ----------
Net (decrease) increase in Cash and Cash
  Equivalents........................................      (3,506)       16,675         7,429
Cash and Cash Equivalents at Beginning of Year.......      71,372        54,697        47,268
                                                       ----------    ----------    ----------
Cash and Cash Equivalents at End of Year.............  $   67,866    $   71,372    $   54,697
                                                       ==========    ==========    ==========

Income Taxes Paid....................................  $  155,104    $  140,172    $  143,211
Interest Paid........................................  $  432,873    $  458,956    $  486,396

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1994          1993           1992
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,361,018    $1,282,931     $1,282,029
ADD NET INCOME.........................................     679,033       600,933        504,117
                                                         ----------    ----------     ----------
          Total........................................   2,040,051     1,883,864      1,786,146
                                                         ----------    ----------     ----------
DEDUCT
  Dividends on Common Stock(A).........................     528,071       521,572        503,197
  Capital Stock Expenses...............................       1,970         1,274             18
                                                         ----------    ----------     ----------
          Total Deductions.............................     530,041       522,846        503,215
                                                         ----------    ----------     ----------
BALANCE DECEMBER 31....................................  $1,510,010    $1,361,018     $1,282,931
                                                         ==========    ==========     ==========

(A) The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G, Enterprise's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage, and certain debenture bond and other indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings.  The amount of PSE&G's restricted retained earnings at December 31, 1994, 1993 and 1992 was $10 million.

                   See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1994          1993           1992
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric.............................................  $3,733,113    $3,693,083     $3,407,819
  Gas..................................................   1,778,528     1,594,341      1,586,181
                                                         ----------    ----------     ----------
          Total Operating Revenues.....................   5,511,641     5,287,424      4,994,000
                                                         ----------    ----------     ----------
OPERATING EXPENSES
  Operation
     Fuel for Electric Generation and Interchanged
       Power...........................................     695,763       717,136        776,571
     Gas Purchased and Materials for Gas Produced......   1,036,701       919,870        903,360
     Other.............................................     957,599       880,943        818,606
  Maintenance..........................................     308,080       304,403        307,726
  Depreciation and Amortization........................     547,032       509,206        552,011
  Taxes
     Federal Income Taxes (note 10)....................     294,529       308,790        195,464
     New Jersey Gross Receipts Taxes...................     583,167       597,898        585,770
     Other.............................................      76,100        67,593         65,968
                                                         ----------    ----------     ----------
          Total Operating Expenses.....................   4,498,971     4,305,839      4,205,476
                                                         ----------    ----------     ----------
OPERATING INCOME.......................................   1,012,670       981,585        788,524
                                                         ----------    ----------     ----------
OTHER INCOME
  Allowance for Funds Used During
     Construction -- Equity............................      12,789        12,265         12,828
  Peach Bottom Settlement -- net of Federal income
     taxes -- 1992, $16,985 (note 2)...................        --             --          32,970
  Miscellaneous -- net.................................       6,233        (3,841)        29,927
                                                         ----------    ----------     ----------
          Total Other Income...........................      19,022         8,424         75,725
                                                         ----------    ----------     ----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES.................................   1,031,692       990,009        864,249
                                                         ----------    ----------     ----------
INTEREST CHARGES (note 6)
  Long-Term Debt.......................................     366,894       364,252        368,496
  Short-Term Debt......................................      18,175         6,414          5,920
  Other................................................      10,856        19,290         27,486
                                                         ----------    ----------     ----------
          Total Interest Charges.......................     395,925       389,956        401,902
Allowance for Funds Used During Construction -- Debt...     (25,319)      (14,815)       (13,589)
                                                         ----------    ----------     ----------
Net Interest Charges...................................     370,606       375,141        388,313
                                                         ----------    ----------     ----------
Monthly Income Preferred Securities
  Dividend Requirements (note 4).......................       1,680        --             --
                                                         ----------    ----------     ----------
Net Income.............................................     659,406       614,868        475,936
                                                         ----------    ----------     ----------
Preferred Stock Dividend Requirements (note 4).........      40,467        38,114         31,907
                                                         ----------    ----------     ----------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP
  INCORPORATED.........................................  $  618,939    $  576,754     $  444,029
                                                         ==========    ==========     ==========

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1994           1993
                                                                   -----------     -----------
                                                                      (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST (note 15)
  Electric........................................................ $12,345,919     $11,920,894
  Gas.............................................................   2,318,233       2,177,841
  Common..........................................................     545,131         520,285
                                                                   -----------     -----------
          Total...................................................  15,209,283      14,619,020
Less accumulated depreciation and amortization....................   5,147,105       4,772,942
                                                                   -----------     -----------
Net...............................................................  10,062,178       9,846,078
  Nuclear Fuel in Service, net of accumulated amortization --
     1994, $302,906; 1993, $275,638...............................     205,273         205,237
                                                                   -----------     -----------
          Net Utility Plant in Service............................  10,267,451      10,051,315
Construction Work in Progress, including Nuclear Fuel in
  Process -- 1994, $65,429; 1993, $98,780.........................     806,934         735,356
Plant Held for Future Use.........................................      23,860          17,709
                                                                   -----------     -----------
          Net Utility Plant.......................................  11,098,245      10,804,380
                                                                   -----------     -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization --
     1994, $2,365; 1993, $572, respectively......................       65,886         116,554
 Nuclear Decommissioning and Other Special Funds (note 3)........      233,022         189,282
 Other Plant, net of accumulated depreciation and amortization --
     1994, $1,127; 1993, $872...................................        32,879          26,369
                                                                   -----------     -----------
          Total Investments and Other Noncurrent Assets...........     331,787         332,205
                                                                   -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 9)..............................      27,498          42,165
  Accounts Receivable:
     Customer Accounts Receivable.................................     434,207         446,629
     Other Accounts Receivable....................................     151,684         160,729
     Less: allowance for doubtful accounts........................      40,915          27,932
  Unbilled Revenues...............................................     204,056         244,497
  Fuel, at average cost...........................................     268,927         285,943
  Materials and Supplies, net of inventory valuation reserves --
    1994, $18,200; 1993, $8,525, respectively.....................     146,763         170,910
  Deferred Income Taxes (note 10).................................      25,311          12,934
  Miscellaneous Current Assets....................................      30,407          45,754
                                                                   -----------     -----------
          Total Current Assets....................................   1,247,938       1,381,629
                                                                   -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net....................................      88,269         105,536
  Oil and Gas Property Write-Down.................................      41,232          46,386
  Unamortized Debt Expense........................................     132,342         117,057
  Deferred OPEB Costs (notes 1 and 13)............................     116,476          58,593
  Underrecovered Electric Energy and Gas Costs -- net.............     172,563          62,034
  Unrecovered Environmental Costs (notes 2 and 12)................     135,499         138,531
  Unrecovered Plant and Regulatory Study Costs....................      37,128          35,196
  Deferred Decontamination and Decommissioning Costs (note 3).....      53,016          56,055
  Unrecovered SFAS 109 Deferred Income Taxes (note 10)............     791,393         789,795
  Other...........................................................      18,510          56,901
                                                                   -----------     -----------
          Total Deferred Debits...................................   1,586,428       1,466,084
                                                                   -----------     -----------
            Total................................................. $14,264,398     $13,984,298
                                                                   ===========     ===========

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                          DECEMBER 31,
                                                    -------------------------
                                                       1994           1993
                                                    -----------   -----------
                                                      (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4, 5 and 6)
  Common Equity
    Common Stock...................................  $ 2,563,003   $ 2,563,003
     Contributed Capital from Enterprise...........      534,395       534,395
     Retained Earnings.............................    1,292,201     1,180,532
                                                     -----------   -----------
          Total Common Equity......................    4,389,599     4,277,930
Preferred Stock without mandatory redemption.......      384,994       429,994
Preferred Stock with mandatory redemption..........      150,000       150,000
Monthly Income Preferred Securities of
  Subsidiary.......................................      150,000         --
Long-Term Debt.....................................    4,486,787     4,364,437
                                                     -----------   -----------
          Total Capitalization.....................    9,561,380     9,222,361
                                                     -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs (note 3)      56,149        56,055
  Environmental Costs (notes 2 and 12).............      105,684       111,000
  Capital Lease Obligations (note 11)..............       53,770        53,104
                                                     -----------   -----------
          Total Other Long-Term Liabilities.........     215,603       220,159
                                                     -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year................     310,200        61,700
  Commercial Paper and Loans (note 6)...............     401,759       532,728
  Book Overdrafts...................................      86,576        62,992
  Accounts Payable..................................     370,005       480,796
  Accounts Payable - Associated Companies (note 19).      16,677         5,674
  New Jersey Gross Receipts Taxes Accrued...........        --         263,357
  Other Taxes Accrued...............................      36,030        33,710
  Interest Accrued..................................      95,721        96,257
  Estimated Liability for Vacation Pay..............      27,080        26,993
  Customer Deposits.................................      33,698        36,668
  Liability for Injuries and Damages................      29,814        28,338
  Miscellaneous Environmental Liabilities...........      15,365         4,475
  Other.............................................      50,778        26,450
                                                     -----------   -----------
          Total Current Liabilities.................   1,473,703     1,660,138
                                                     -----------   -----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 10).......   2,478,539     2,368,778
  Accumulated Deferred Investment Tax Credits ......     389,721       408,929
  Deferred OPEB Costs (notes 1 and 13)..............     116,476        58,593
  Other.............................................      28,976        45,340
                                                     -----------   -----------
          Total Deferred Credits....................   3,013,712     2,881,640
                                                     -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)
          Total..................................... $14,264,398   $13,984,298
                                                     ===========   ===========

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1994           1993          1992
                                                               -----------   -----------   -----------
                                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................  $   659,406   $   614,868   $   475,936
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and Amortization...........................      547,032       509,206       552,011
     Amortization of Nuclear Fuel............................       95,173       102,718        91,903
     (Deferral) Recovery of Electric Energy and Gas
       Costs -- net..........................................     (110,529)     (184,770)      121,371
     Amortization of Discounts on Property Abandonments and
       Disallowance..........................................       (6,743)       (7,801)      (11,293)
     Provision for Deferred Income Taxes -- net..............      108,163       175,868        21,839
     Investment Tax Credits -- net...........................      (19,208)      (18,408)      (19,089)
     Allowance for Funds Used During Construction -- Debt and
       Equity................................................      (38,108)      (27,080)      (26,417)
     Changes in certain current assets and liabilities
       Net decrease (increase) in Accounts Receivable
          and Unbilled Revenues..............................       74,891       (78,953)      (54,792)
       Net decrease (increase) in Inventory -- Fuel and
          Materials and Supplies.............................       41,163        16,920       (36,775)
       Net (decrease) increase in Accounts Payable...........      (99,788)       83,421        47,365
       Net (decrease) increase in Accrued Taxes..............     (261,037)     (286,119)       20,227
       Net change in Other Current Assets and Liabilities....       36,245       (27,790)          492
     Other...................................................       33,846       (39,872)      (12,115)
                                                               -----------   -----------   -----------
       Net cash provided by operating activities.............    1,060,506       832,208     1,170,663
                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.................     (849,174)     (863,294)     (800,344)
  Net decrease (increase) in Long-Term Investments...........       50,668       (26,980)      (20,438)
  Net increase in Decommissioning Funds and Other Special
     Funds, excluding interest...............................      (35,394)      (45,508)       (9,262)
  Cost of Plant Removal -- net...............................      (33,962)      (47,791)      (40,111)
  Other......................................................        1,692       (13,607)       (4,572)
                                                               -----------   -----------   -----------
       Net cash used in investing activities.................     (866,170)     (997,180)     (874,727)
                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in Short-Term Debt.................     (130,969)      275,192        91,679
  Increase (decrease) in Book Overdrafts.....................       23,584       (10,078)       24,009
  Issuance of Long-Term Debt.................................      849,800     1,972,700       850,000
  Redemption of Long-Term Debt...............................     (478,950)   (1,716,401)   (1,031,660)
  Long-Term Debt Issuance and Redemption Costs...............      (29,731)      (68,227)      (19,314)
  Issuance of Preferred Stock................................       75,000        75,000        75,000
  Redemption of Preferred Stock..............................     (120,000)         -             -
  Issuance of Monthly Income Preferred Securities............      150,000          -             -
  Contributed Capital by Enterprise..........................                    174,670       239,725
  Cash Dividends Paid........................................     (545,767)     (531,314)     (517,907)
  Other......................................................       (1,970)         (754)         (402)
                                                               -----------   -----------   -----------
       Net cash (used in) provided by financing activities...     (209,003)      170,788      (288,881)
                                                               -----------   -----------   -----------
Net (decrease) increase in Cash and Cash Equivalents.........      (14,667)        5,816         7,055
Cash and Cash Equivalents at Beginning of Year...............       42,165        36,349        29,294
                                                               -----------   -----------   -----------
Cash and Cash Equivalents at End of Year.....................  $    27,498   $    42,165   $    36,349
                                                               ===========   ===========   ===========

Income Taxes Paid............................................  $   209,196   $   172,869       209,258
Interest Paid................................................  $   345,867   $   356,620   $   374,049

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1994          1993           1992
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,180,532    $1,097,734     $1,140,117
ADD NET INCOME.........................................     659,406       614,868        475,936
                                                         ----------    ----------     ----------
          Total........................................   1,839,938     1,712,602      1,616,053
                                                         ----------    ----------     ----------
DEDUCT CASH DIVIDENDS(A)
  Preferred Stock, at required rates...................      40,467        38,114         31,907
  Common Stock.........................................     505,300       493,200        486,000
CAPITAL STOCK EXPENSES.................................       1,970           756            412
                                                         ----------    ----------     ----------
          Total Deductions.............................     547,737       532,070        518,319
                                                         ----------    ----------     ----------
BALANCE DECEMBER 31....................................  $1,292,201    $1,180,532     $1,097,734
                                                         ==========    ==========     ==========

(A) The Company has restrictions on the payment of dividends which are contained in its Restated
    Certificate of Incorporation, as amended, certain of the indentures supplemental to its
    Mortgage, and certain debenture bond indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of the Company's restricted retained earnings at December 31, 1994, 1993 and 1992 was $10 million.

                See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Enterprise has two direct wholly owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey. Enterprise owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of such common stock at December 31, 1994, 1993 and 1992, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion.

     PSE&G has a finance subsidiary, PSE&G Fuel Corporation (Fuelco), providing financing, unconditionally guaranteed by PSE&G, of up to $150 million aggregate principal amount at any one time of a 42.49% interest in the nuclear fuel acquired for Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom). PSE&G also has a nonutility subsidiary, Public Service Conservation Resources Corporation (PSCRC) which offers demand side management (DSM) services to utility customers. In 1994, Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership in which PSE&G is the general partner, was formed for the purpose of issuing monthly income preferred securities (MIPS). (See Note 4 -- Schedule of Consolidated Capital Stock and Other Securities.)

     EDHI is the parent of Enterprise's nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer of cogeneration and independent power production facilities; Public Service Resources Corporation (PSRC), which makes primarily passive investments; and Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), and Enterprise Capital Funding Corporation (Funding).

Consolidation Policy

     The consolidated financial statements include the accounts of Enterprise and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

Regulation -- PSE&G

     The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). As a result, PSE&G maintains its accounts in accordance with their prescribed Uniform Systems of Accounts, which are the same. The applications of Generally Accepted Accounting Principles by PSE&G differ in certain respects from applications by non-regulated businesses. PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which will be amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. (See Note 5 -- Deferred Items.)

     Amounts charged to operations for depreciation expense reflect estimated useful lives and methods, that include estimated cost of removal and salvage, prescribed and approved by regulators rather than those that might otherwise apply to unregulated enterprises. PSE&G cannot presently quantify what the financial statement impact may be if depreciation expense is determined absent regulation.

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

     For financial reporting purposes, depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. Depreciation provisions stated in percentages of original cost of depreciable property were 3.51% in 1994, 3.46% in 1993 and 3.48% in 1992.

Decontamination and Decommissioning -- PSE&G

     In September 1993, FERC issued Order No. 557 on the accounting and rate-making treatment of special assessments levied under the National Energy Policy Act of 1992 (NEPA). Order No. 557 provides that special assessments are a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in the same manner as other fuel costs. While PSE&G expects to recover such special assessments through its electric Levelized Energy Adjustment Clause (LEAC) no assurances can be given that the BPU will authorize such recovery from customers. (See Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel - Uranium, Decontamination and Decommissioning Fund.)

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

Revenues and Fuel Costs -- PSE&G

     Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues representing the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Rates include projected fuel costs for electric generation, purchased and interchanged power, gas purchased and materials used for gas production. Any under or overrecoveries, together with interest (in the case of net overrecoveries), are deferred and included in operations in the period in which they are reflected in rates.

Long-Term Investments

     PSRC has invested in securities and limited partnerships investing in securities, which are recorded at fair value, and various leases and other limited partnerships. EGDC is a participant in the nonresidential real estate markets. CEA is an investor in and developer of cogeneration and power production facilities. (See Note 7 -- Long-Term Investments.)

Derivatives

     Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

     PSRC's security derivatives are recorded at fair value. Realized and unrealized changes in fair values are recognized in revenues in the period in which the changes occur. (See Note 8 -- Financial Instruments and Risk Management.)

Oil and Gas Accounting -- EDC

     EDC uses the successful efforts method of accounting under which proved leasehold costs are capitalized and amortized over the proved developed and undeveloped reserves on a units-of-production basis. Drilling and equipping costs, except exploratory dry holes, are capitalized and depreciated over the proved developed reserves on a units-of-production basis. Estimated future abandonment costs of offshore proved properties are depreciated on a units-of-production basis over the proved developed reserves. Unproved leasehold costs are capitalized and not amortized, pending an evaluation of the exploration results. Unproved leasehold and producing properties costs are assessed periodically to determine if an impairment of the cost of significant individual properties has occurred. The cost of an impairment is charged to expense. Costs incurred for exploratory dry holes, exploratory geological and geophysical work and delay rentals are charged to expense as incurred.

Income Taxes

     Enterprise and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to Enterprise's subsidiaries based on taxable income or loss of each. Investment tax credits are deferred and amortized over the useful lives of the related property, including nuclear fuel.

     Effective January 1, 1993, Enterprise and its subsidiaries adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are provided for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. For periods prior to January 1, 1993, PSE&G provided deferred income taxes to the extent permitted for rate-making purposes. (See
Note 10 -- Federal Income Taxes.)

Allowance for Funds Used During Construction and Capitalized Interest

     PSE&G -- Allowance for Funds Used During Construction (AFDC) represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1994, 1993 and 1992 were 6.48%, 6.96% and 7.80%, respectively. These rates are within the limits set by FERC.

     EDHI -- The operating subsidiaries of EDHI capitalize interest costs allocable to construction expenditures at the average cost of borrowed funds.

Pension Plan and Other Postretirement Benefits

     The employees of PSE&G and participating affiliates, after completing one year of service, are covered by a noncontributory trusteed pension plan (Pension Plan). The policy is to fund pension costs accrued. PSE&G also provides certain health care and life insurance benefits to active and retired employees. The portion of such costs pertaining to retirees amounted to $29 million, $28 million, and $24 million in 1994, 1993 and 1992, respectively. The current cost of these benefits is charged to expense when paid and is currently being recovered from ratepayers.

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

NOTE 2.  RATE MATTERS

Levelized Gas Adjustment Charge

     On July 1, 1994, PSE&G petitioned the BPU to increase its Levelized Gas Adjustment Charge (LGAC) rates to recover an additional $23.7 million, to be effective October 1, 1994. On August 4, 1994, the matter was transmitted to the Office of Administrative Law of the State of New Jersey (OAL) for adjudication. Due to recent projections of lower gas prices, the parties reached a stipulated settlement on October 6, 1994 which provides for the implementation of the Gas Remediation Adjustment Charge (RAC) with an equal corresponding offsetting adjustment to the current LGAC rate. These LGAC and RAC rates, when combined, produce a charge which results in a zero increase to the firm customers for the LGAC period ending September 30, 1995. The settlement was approved by the BPU on December 21, 1994.

     The BPU, on January 24, 1995, approved PSE&G's proposal to credit a total of $50 million to its firm gas sales customers during February and March 1995. Specifically, PSE&G will credit approximately $30 million in February and $20 million in March 1995. The opportunity to provide these credits was due principally to abnormally warm winter weather, lower gas prices and a lower current short-term price forecast.

Electric Levelized Energy Adjustment Clause

     On July 1, 1994, PSE&G petitioned the BPU to increase its LEAC rates, effective October 1, 1994, to recover an additional $130 million of energy costs. A significant part of the need for an increase is the larger percentage of power that PSE&G is obligated to purchase under prior BPU approved contracts with non-regulated power producers. On November 1, 1994, the parties reached a stipulated settlement which provides for the implementation of provisional LEAC rates, subject to refund, designed to recover an additional $98 million over the period November 1994 through May 1995. The stipulation provided sufficient rate relief to recover current fuel costs and to begin to reduce the accumulated underrecovered balance while affording the parties the opportunity to continue litigating unresolved issues of: a) rate treatment for the Bergen repowering project (See Note 12 -- Commitments and Contingent Liabilities - Bergen Station Repowering); b) an alleged overearnings issue; c) recovery of the costs related to the April 7, 1994 shutdown at Salem 1 nuclear unit; and
d) the appropriateness of PSE&G's gas to electric transfer and pricing calculations pertaining to the 1993 agreement with PSE&G's largest industrial customer (Bayway Decision and Order). This stipulation was approved by the BPU without modification and became effective on November 4, 1994.

     With respect to the litigated issues outlined above, an Administrative Law Judge (ALJ) decision was filed with the BPU on January 30, 1995 recommending that (1) the issue of alleged overearnings is not a LEAC issue and PSE&G is not earning in excess of its rate of return; (2) a hearing convene regarding the Salem 1 shutdown to determine replacement power costs and whether any limitations imposed by the New Jersey Public Utility Fault Determination Act should be triggered; (3) a reduction of the 1993 Nuclear Performance Standard
(NPS) reward to $1.9 million from $3.9 million be made; (4) the joint position of the parties on gas to electric pricing and the accounting procedures approved by the BPU in its Bayway Decision and Order should not be revised; (5) a decrease of $700 thousand in DSM program costs; and (6) the BPU should address the RAC costs in the LEAC. PSE&G filed exceptions to the ALJ's decision on February 14, 1995 addressing the 1993 NPS reward; DSM estimates; replacement power costs for the April 7, 1994 Salem outage and the treatment of RAC charges. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning the ALJ's decision. (See Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel.)

     On July 7, 1994, the BPU approved a stipulation which made permanent the LEAC rates that went into effect on January 1, 1993 on an interim basis and closed out the previous LEAC for the period ended December 31, 1992. The stipulation also provided a credit of $2.5 million to the deferred fuel balance for LEAC customers in resolution of all outstanding issues related to the November 9, 1991 Salem 2 turbine generator outage and a credit of $1.3 million to reflect an adjustment of estimated New Jersey Gross Receipts and Franchise Tax (NJGRT) unit tax rates to actual unit tax rates.

Remediation Adjustment Charge

     In accordance with the BPU Order dated September 15, 1993 and the BPU approved Technical Conference Decision and Order dated November 4, 1993, PSE&G proposed to recover, effective October 1, 1994, $3.7 million from its gas customers and $2.4 million from its electric customers for costs incurred during the period October 1, 1992 through July 31, 1994 with respect to PSE&G's Manufactured Gas Plant Remediation Program (Remediation Program). Pursuant to the above-referenced Board Order and Technical Conference Stipulation, costs are to be included in a RAC and are amortized over a rolling seven-year period, 60 percent to be recovered through the gas RAC and the remaining 40 percent to be recovered through the electric RAC. This Remediation Program has been and continues to be carried out under the direction and supervision of the New Jersey Department of Environmental Protection (NJDEP). On December 21, 1994, the BPU approved a LGAC Stipulation allowing PSE&G to recover $3.1 million of Remediation Program costs from gas customers. (See Note 12 -- Commitments and Contingent Liabilities of Notes.) All recovery of costs through PSE&G rates are subject to audit and verification by the BPU.

Consolidated Tax Benefits

     In a case affecting another utility in which neither Enterprise nor PSE&G were parties, the BPU considered the extent to which tax savings generated by nonutility affiliates included in the consolidated tax return of that utility's holding company should be considered in setting that utility's rates. On September 30, 1992, the BPU approved an order in such case treating certain consolidated tax savings generated after June 30, 1990 by that utility's nonutility affiliates as a reduction of its rate base. On December 31, 1992 the BPU issued an order approving a stipulation in PSE&G's 1992 base rate proceeding which resolved the case without separate quantification of the consolidated tax issue. The stipulation does not provide final resolution of the consolidated tax issue for any subsequent base rate filing. While Enterprise continues to account for these entities on a stand-alone basis, resulting in a realization of the tax benefits by the entity generating the benefit, an ultimate unfavorable resolution of the consolidated tax issue could reduce PSE&G's and Enterprise's future revenue and net income. In addition, an unfavorable resolution may adversely impact Enterprise's nonutility investment strategy. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings. (See Note 10 -- Federal Income Taxes.)

Peach Bottom Settlement

     In the first quarter of 1992, Enterprise and PSE&G allocated 75% of the net proceeds of the Peach Bottom settlement to income attributable to shareholders and deferred 25% attributable to ratepayers. Pursuant to the base rate case settlement, such allocations were adjusted in December 1992 to an equal sharing of the benefits of the Peach Bottom settlement.

NOTE 3.  PSE&G NUCLEAR DECOMMISSIONING AND AMORTIZATION OF NUCLEAR FUEL

     The BPU decision in PSE&G's 1992 base rate case utilized studies based on the prompt removal/dismantlement method of decommissioning for all of PSE&G's nuclear generating stations. This method consists of removing all fuel, source material and all other radioactive materials with activity levels above accepted release limits from the nuclear sites. PSE&G has an ownership interest in five nuclear units: Salem 1 and Salem 2 -- 42.59% each, Hope Creek -- 95% and Peach Bottom 2 and 3 -- 42.49% each. In accordance with rate orders received from the BPU, PSE&G has established an external master nuclear decommissioning trust for all of its nuclear units. The Internal Revenue Service (IRS) has ruled that payments to the trust are tax deductible. PSE&G's total estimated cost of decommissioning its share of these 5 nuclear units is estimated at $681 million in year-end 1990 dollars (the year that the site specific estimate was prepared), excluding contingencies. The 1992 base rate decision provided that $15.6 million of such costs are to be collected through base rates and an additional annual amount of $7.0 million in 1993 and $14 million each year thereafter are to be recovered through PSE&G's LEAC. At December 31, 1994 and 1993, the accumulated provision for depreciation and amortization included reserves for nuclear decommissioning for PSE&G's units of $249 million and $211 million, respectively. As of December 31, 1994 and 1993, PSE&G has contributed $190 million and $155 million, respectively, into external qualified and nonqualified nuclear decommissioning trust funds.

     Based upon current regulatory requirements, PSE&G must file a decommissioning cost update by January 1, 1996 based on a site-specific study or upon the generic NRC guidelines.

     The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry, including PSE&G, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Uranium Enrichment Decontamination and Decommissioning Fund

     In accordance with NEPA, domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of enrichment services from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation
(USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected. Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $66 million (adjusted for inflation). To date, PSE&G has paid $13 million, resulting in a balance due of $53 million. PSE&G has deferred the expenditures incurred to date as part of deferred underrecovered electric energy costs and expects to recover its costs in the next LEAC. PSE&G cannot predict the outcome, amount or timing of any recovery associated with this matter. In addition, as of December 31, 1994, PSE&G has recorded a liability of $3 million relating to low level radioactive waste costs incurred at its nuclear generating stations.

Spent Nuclear Fuel Disposal Costs

     In accordance with the Nuclear Waste Policy Act (NWPA), PSE&G has entered into contracts with the DOE for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Fuel for Electric Generation and Interchanged Power in the Statements of Income. These costs are recovered through the LEAC.

NOTE 4.  SCHEDULE OF CONSOLIDATED CAPITAL STOCK AND OTHER SECURITIES

                                                                      CURRENT
                                                                     REDEMPTION
                                                       OUTSTANDING     PRICE      DECEMBER 31,  DECEMBER 31,
              (THOUSANDS OF DOLLARS)                     SHARES      PER SHARE       1994          1993
- ---------------------------------------------------    -----------   ----------   ------------  ------------
ENTERPRISE COMMON STOCK (no par) - note (A) --
  authorized 500,000,000 shares; issued and
  outstanding at December 31, 1994, 244,697,930
  shares, at December 31, 1993, 243,688,256 shares,
  and at December 31, 1992, 235,395,751 shares.                                    3,801,157     3,772,662

ENTERPRISE PREFERRED SECURITIES (note B)
  PSE&G CUMULATIVE PREFERRED SECURITIES (note C)
  Without Mandatory Redemption (notes D and E)
    $100 par value series
          4.08%....................................    250,000       103.00           25,000        25,000
          4.18%....................................    249,942       103.00           24,994        24,994
          4.30%....................................    250,000       102.75           25,000        25,000
          5.05%....................................    250,000       103.00           25,000        25,000
          5.28%....................................    250,000       103.00           25,000        25,000
          6.80%....................................    250,000       102.00           25,000        25,000
          6.92%....................................    600,000       103.46           60,000          -
          7.40%....................................    500,000       101.00           50,000        50,000
          7.52%....................................    500,000       101.00           50,000        50,000
          7.80%....................................    750,000          -               -           75,000
          7.70%....................................    600,000       100.79           60,000        60,000
          8.08%....................................    150,000          -               -           15,000
          8.16%....................................    300,000          -               -           30,000
                                                                                   ---------     ---------
  $25 par value series

          6.75%....................................    600,000          -             15,000          -
                                                                                   ---------     ---------
          Total Preferred Stock without
            Mandatory Redemption...................                                  384,994       429,994
                                                                                   =========     =========
  With Mandatory Redemption (notes D and F)
  $100 par value series
          7.44%....................................    750,000       103.72           75,000        75,000
          5.97%....................................    750,000       102.99           75,000        75,000
                                                                                   ---------     ---------
          Total Preferred Stock With
            Mandatory Redemption (note G)..........                                  150,000       150,000
                                                                                   =========     =========

  Monthly Income Preferred Securities (notes F and G)
          9.375%...................................  6,000,000        25.00          150,000          -
                                                                                   ---------
          Total Monthly Income Preferred Securities                                  150,000          -
                                                                                   =========

(A)  Total authorized and unissued shares include 7,302,488 shares of Enterprise Common Stock reserved for issuance through Enterprise's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 1994, 1,009,674 shares of Enterprise Common Stock were issued and sold for $28,495,122 and in 1993, 8,292,505 shares were issued and sold for $273,479,342, including a public offering of 4,400,000 shares issued and sold for $142,670,000.

(B)  Enterprise has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C)  As of December 31, 1994, there were 2,300,058 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption.  If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being again revived from time to time.

(D)  At December 31, 1994, the annual dividend requirement and embedded dividend for Preferred Stock without mandatory redemption were $24,666,763 and 6.39%, respectively, and for Preferred Stock with mandatory redemption were $10,057,500 and 6.75%, respectively.

     At December 31, 1993, the annual dividend requirement and embedded dividend for Preferred Stock without mandatory redemption were $29,012,000 and 6.75%, respectively and for Preferred Stock with mandatory redemption were $10,057,500 and 6.71%, respectively.

(E)  In February 1994, PSE&G sold 600,000 shares of its 6.92% Cumulative Preferred Stock ($100 Par)
     and 600,000 shares of its 6.75% Cumulative Preferred Stock ($25 par).  PSE&G redeemed the 150,000 shares of its outstanding 8.08% Cumulative Preferred Stock ($100 par) on March 1, 1994 at a
     redemption price of $101.00.  In addition, PSE&G redeemed on March 1, 1994, all of the 300,000 shares of its outstanding 8.16% Cumulative Preferred Stock ($100 par), at a redemption price of $100.74.  On December 16, 1994, PSE&G redeemed all of the outstanding 750,000 shares of its
     7.80% cumulative preferred stock ($100 par), at a redemption price of $101.00.

(F)  Public Service Electric and Gas Capital, L.P. (Partnership) was formed for the purpose of issuing
     Monthly Income Preferred Securities (MIPS).  The proceeds of MIPS sales are lent to PSE&G and evidenced by PSE&G's Deferrable Interest Subordinated Debentures.  If and for as long as payments on PSE&G's
     Deferred Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indenture related thereto or its guarantee thereof, PSE&G may not pay any dividends on its Capital Stock.  On
     November 9, 1994, the Partnership issued 6,000,000 of its 9-3/8% MIPS, Series A, with a stated
     liquidation preference of $25 each.

(G)  For information concerning fair value of financial instruments, see Note 8 -- Financial Instruments and
     Risk Management.

NOTE 5.  DEFERRED ITEMS

Property Abandonments


     The BPU has authorized PSE&G to recover after-tax property abandonment costs from its customers. The following table reflects the application of Statement of Financial Accounting
Standards No. 90, "Regulated Enterprises -- Accounting for Abandonments and Disallowances
of Plant Costs," as amended (SFAS 90), on property abandonments, and related tax effects, for which no return is earned. The net-of-tax discount rate used was between 4.443% and 7.801%.
(See Note 2 -- Rate Matters.) The following table reflects property abandonments:

                                                      DECEMBER 31, 1994   DECEMBER 31, 1993
                                                      ------------------  ------------------
                                                      DISCOUNTED          DISCOUNTED
PROPERTY ABANDONMENTS                                    COST      TAXES     COST     TAXES
- ------------------------------------------------      ----------  ------- ---------- -------
                                                             (THOUSANDS OF DOLLARS)
    Atlantic Project................................  $ 70,130   $29,453   $81,475   $34,229
    LNG Project.....................................     7,287     2,635    11,362     4,227
    Uranium Projects................................    10,852     4,677    12,699     5,442
                                                      --------   -------  --------   -------
                                                      $ 88,269   $36,765  $105,536   $43,898
                                                      ========   =======  ========   =======

Under (Over) Recovered Electric Energy and Gas Costs -- net


     Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC.
PSE&G's deferred fuel balances as of December 31, 1994 and December 31, 1993, reflect underrecovered costs as follows:

                                                         DECEMBER 31,
                                                     -------------------
                                                      1994         1993
                                                     ------       ------
                                                   (Thousands of Dollars)
     Underrecovered Electric Energy Costs.........   $172.0       $ 35.2
     Underrecovered Gas Fuel Costs................       .6         26.8
                                                     ------       ------
          Total...................................   $172.6       $ 62.0
                                                     ======       ======

Unrecovered Plant and Regulatory Study Costs

     Amounts shown in the consolidated balance sheets consist of costs associated with developing, consolidating and documenting the specific design basis of PSE&G's jointly owned nuclear generating stations, as well as PSE&G's share of costs associated with the cancellation of the Hydrogen Water Chemistry System Project at Peach Bottom. PSE&G has received both BPU and FERC approval to defer and amortize, over the remaining life of the Salem and Hope Creek nuclear units, costs associated with configuration baseline documentation projects. PSE&G has received FERC approval to defer and amortize over the remaining life of the applicable Peach Bottom units, costs associated with the configuration baseline documentation and the cancelled Hydrogen Water Chemistry System Projects. While PSE&G expects the BPU to authorize recovery of such costs from electric customers, no assurances can be given.

Unamortized Debt Expense

     Gains and losses and the costs of issuing and redeeming long-term debt for PSE&G are deferred and amortized over the life of the applicable debt.

Oil and Gas Property Write-Down

     On December 31, 1992, the BPU approved the recovery of the EDC write-down through PSE&G's LGAC over a ten-year period beginning January 1, 1993. At
December 31, 1994 and 1993, the remaining balance to be amortized was $41.2 million and $46.4, respectively.

NOTE 6.  SCHEDULE OF CONSOLIDATED DEBT

LONG-TERM

                                                                              DECEMBER        DECEMBER
 INTEREST RATES                              DUE                                1994            1993
- -----------------     -------------------------------------------------      ----------      ----------
                                                                               (THOUSANDS OF DOLLARS)
PSE&G
FIRST AND REFUNDING MORTGAGE BONDS (note A)

4 5/8%                1994.............................................      $    --         $   60,000
4 3/4% - 6%           1995.............................................         310,000         310,000
6 7/8% - 7 1/8%       1997.............................................         300,000         300,000
6%                    1998.............................................         100,000         100,000
8 3/4%                1999.............................................         100,000         100,000
6% - 8 7/8%           2000-2004........................................       1,400,000       1,400,000
6.30% - 9 1/8%        2005-2009........................................         359,310         184,510
6.80% - 10 1/2%       2010-2014........................................         198,500         313,300
6.45% - 8.10%         2015-2019........................................          29,600          25,000
7% - 9 3/4%           2020-2024........................................       1,244,500       1,368,500
5.2% - 6.55%          2025-2029........................................         179,955          87,000
5.45% - 6.40%         2030-2034........................................         487,445         145,200
5% - 8%               2037.............................................          15,001          15,001

MEDIUM-TERM NOTES
7.15% - 7.18%         2023.............................................          40,500          40,500
8.10% - 8.16%         2009.............................................          60,000            --
                                                                             ----------      ----------

     Total First and Refunding Mortgage Bonds..........................      $4,824,811      $4,449,011
                                                                             ==========      ==========

                                                                              DECEMBER        DECEMBER
 INTEREST RATES       DUE                                                       1994            1993
- -----------------     ----                                                   ----------      ----------
                                                                               (THOUSANDS OF DOLLARS)
DEBENTURE BONDS UNSECURED
6%                    1998.............................................      $   18,195      $   18,195
                                                                             ----------      ----------
Total Debenture Bonds..................................................          18,195          18,195
                                                                             ----------      ----------
Principal Amount Outstanding (note F)..................................       4,843,006       4,467,206
Amounts Due Within One Year (note B)...................................        (310,200)        (61,700)
Net Unamortized Discount...............................................         (46,019)        (41,069)
                                                                             ----------      ----------
     Total Long-Term Debt of PSE&G (note G)............................       4,486,787       4,364,437
                                                                             ----------      ----------
EDHI
CAPITAL (note C)
Senior Notes
9.875% - 10.05%       1998.............................................         165,000         207,500

Medium-Term Notes
7.40%                 1994.............................................           --             50,000
5.65% - 9.55%         1995.............................................         112,000         112,000
9.00%                 1996.............................................          20,000          20,000
5.79% - 5.91%         1997.............................................          27,000          27,000
9.00%                 1998.............................................          75,000          75,000
8.95% - 9.93%         1999.............................................         155,000         155,000
6.54%                 2000.............................................          78,000          78,000
                                                                             ----------      ----------
Principal Amount Outstanding (note F)..................................         632,000         724,500
Amounts Due Within One Year (note B)...................................        (154,405)        (92,436)
Net Unamortized Discount...............................................          (1,278)         (1,746)
                                                                             ----------      ----------
     Total Long-Term Debt of Capital...................................         476,317         630,318
                                                                             ----------      ----------
FUNDING (note D)
9.54%                 1995.............................................          35,000          35,000
9.55%                 1996.............................................          28,000          28,000
6.85% - 9.59%         1997.............................................          55,000          55,000
9.95%                 1998.............................................          83,000          83,000
7.58%                 1999.............................................          45,000          45,000
                                                                             ----------      ----------
Principal Amount Outstanding (note F)..................................         246,000         246,000
Amounts Due Within One Year (note B)...................................         (35,000)          --
                                                                             ----------      ----------
     Total Long-Term Debt of Funding...................................         211,000         246,000
                                                                             ----------      ----------
EGDC MORTGAGE NOTES
5.18% - 7.736%        1994.............................................           --             13,638
5.75%                 1998.............................................           --              9,050
10.625% - 12.75%      2012.............................................           6,686           6,806
                                                                             ----------      ----------
Principal Amount Outstanding (note F)..................................           6,686          29,494
Amounts Due Within One Year (note B)...................................            (133)        (13,928)
                                                                             ----------      ----------
Total Long-Term Debt of EGDC...........................................           6,553          15,566
                                                                             ----------      ----------
Total Long-Term Debt of EDHI...........................................         693,870         891,884
                                                                             ----------      ----------
     Consolidated Long-Term Debt (note E)..............................      $5,180,657      $5,256,321
                                                                             ==========      ==========

NOTES:

(A) PSE&G's Mortgage, securing the Bonds, constitutes a direct first mortgage lien on substantially all PSE&G'S property and franchises.

(B) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1994 are as follows:

                              SINKING FUNDS                         MATURITIES
                            -----------------  ----------------------------------------------------
              YEAR          PSE&G    CAPITAL     PSE&G     CAPITAL     EGDC    FUNDING       TOTAL
                                                     (THOUSANDS OF DOLLARS)
      1995................  $  200   $ 42,500   $310,000   $112,000   $   133  $ 35,000  $  499,833
      1996................     200     42,500       --       20,000       149    28,000      90,849
      1997................     300     42,500    300,000     27,000       166    55,000     424,966
      1998................     300     37,500    118,195     75,000       184    83,000     314,179
      1999................     300       --      100,000    155,000       205    45,000     300,505
                            ------   --------   --------   --------   -------  --------   ---------
                            $1,300   $165,000   $828,195   $389,000   $   837  $246,000  $1,630,332
                            ======   ========   ========   ========   =======  ========  ==========

(C) Capital has provided up to $750 million debt financing for EDHI's businesses on the basis of a net worth maintenance agreement with Enterprise.  Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any one time.

(D) Funding provides debt financing for EDHI's businesses other than EGDC on the basis of unconditional guarantees from EDHI.

(E) At December 31, 1994 and 1993, the annual interest requirement on long-term debt was $422.7 million and
    $421.2 million, of which $335.6 million and $327.5 million was the requirement for Bonds.  The embedded interest cost on long-term debt on such date was 7.79% and 8.06%, respectively.

(F) For information concerning fair value of financial instruments, see Note 8 -- Financial Instruments and
    Risk Management.

(G) At December 31, 1994 and 1993, PSE&G's annual interest requirement on long-term debt was $343.3 million and $331.5 million, of which $335.6 million and $327.5 million, respectively, was the requirement for Bonds.
    The embedded interest cost on long-term debt was 7.59% and 7.85%, respectively.

SHORT-TERM (Commercial Paper and Loans)

     Commercial paper represents unsecured bearer promissory notes sold through dealers at a discount with a term of nine months or less.

     Bank loans represent PSE&G's unsecured promissory notes issued under informal credit arrangements with various banks and have a term of eleven months or less.


PSE&G
- -----
                                                          1994      1993      1992
                                                         ------    ------    ------
                                                           (Millions of Dollars)
     Principal amount outstanding at end of year,
       primarily commercial paper......................  $ 402     $ 533     $ 258
     Weighted average interest rate for Short-Term
       Debt at year-end................................   6.07%     3.34%     3.64%

     PSE&G has authorization from the BPU to issue and have outstanding not more than $1 billion of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders.  This authorization expires January 1, 1997.

     PSE&G has an $800 million revolving credit agreement with a group of banks which expires September
14, 1995.  As of December 31, 1994, there was no short-term debt outstanding under this agreement.

     Fuelco has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires in
June 1996.  PSE&G has guaranteed repayment of Fuelco's respective obligations.  As of December 31,
1994, 1993 and 1992, Fuelco had commercial paper of $93.7 million, $108.7 million and $122.5 million, respectively, outstanding under such program, which amounts are included in the table above.


EDHI
- ----
                                                          1994      1993      1992
                                                         ------    ------    ------
                                                           (Millions of Dollars)
     Principal amount outstanding at end of year.......  $  90     $  45     $ 134
     Weighted average interest rate for Short-Term
       Debt at year-end................................   5.97%     3.47%     3.76%

     At December 31, 1994, Funding had a $225 million commercial paper program supported by a direct pay commercial bank letter of credit and revolving credit facility and a $225 million revolving credit facility, each of which expires in November 1995.

ENTERPRISE
- ----------

     At each of December 31, 1994, 1993 and 1992, Enterprise had a $25 million line of credit supported by compensating balances under an informal arrangement with a bank.  At each of December 31, 1994, 1993 and
1992, Enterprise had no lines of credit compensated for by fees.

NOTE 7.  LONG-TERM INVESTMENTS

     Long-Term Investments are primarily those of EDHI. A summary of Long-Term Investments is as follows:

                                                           1994      1993
                                                         ------    ------
                                                       (MILLIONS OF DOLLARS)
    Lease Agreements (see Note 11 - Leasing Activities):
         Leveraged Leases................................  $  789    $  738
         Direct-Financing Leases.........................      76        85
         Other Leases....................................       6         8
                                                           ------    ------
              Total......................................     871       831
                                                           ------    ------
    Partnerships:
         General Partnerships............................     157       152
         Limited Partnerships............................     437       433
                                                           ------    ------
              Total......................................     594       585
                                                           ------    ------
    Joint Ventures.......................................      37        35
    Securities...........................................      75        82
    Valuation Allowances.................................     (17)      (18)
    Other Investments....................................      66       116
                                                           ------    ------
              Total Long-Term Investments................  $1,626    $1,631
                                                           ======    ======

     PSRC's leveraged leases are reported net of principal and interest on nonrecourse loans and unearned income, including deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive. For information concerning PSRC's three direct-finance leases with Continental Airlines, see Note 12 -- Commitment and Contingent Liabilities of Notes.

     Partnership investments are those of PSRC, EGDC and CEA and are undertaken with other investors. PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. As of December 31, 1994, $134 million remained as PSRC's unfunded commitment subject to call.

     PSRC has invested in securities and limited partnerships investing in securities, which are recorded at fair value. Realized investment gains and losses on the sale of investment securities are determined utilizing the specific cost identification method. (See Note 8 -- Financial Instruments and Risk Management.)

NOTE 8.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     Enterprise's operations give rise to exposure to market risks from changes in crude oil and natural gas prices, interest rates, foreign exchange rates and security prices of investments recorded at fair value. Enterprise's policy is to use derivatives for the purpose of managing market risk consistent with its business plans and prudent practices. Enterprise does not hold or issue financial instruments for trading purposes.

     The notional amounts of derivatives summarized below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of Enterprise through its use of derivatives. The amounts exchanged, under the terms of the derivatives, are calculated on the basis of the notional amounts. Enterprise limits its exposure to credit-related losses in the event of nonperformance by counterparties by limiting its counterparties to those with high credit ratings.

  Natural Gas Hedging

     EDC sold futures contracts outstanding at December 31, 1994 which hedged 10,650,000 mmbtu representing approximately 13% of anticipated domestic natural gas production in 1995 at an average sales price of $1.95 per mmbtu. The deferred unrealized gain at December 31, 1994 related to EDC's futures contracts was $2.6 million. EDC did not have any outstanding futures contracts at December 31, 1993.

  Interest Rate Swap

     Capital entered into an interest rate swap on December 7, 1990 to allow EDHI to borrow at floating rates and effectively swap them into fixed rates. The interest differential to be received or paid under the interest rate swap agreement is accrued over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap terminates on December 11, 1995.

                                                       1994         1993
                                                    ---------    ---------
                                                    (Thousands of Dollars)
Pay-fixed swap
     Notional amount............................... $100,000     $100,000
     Pay rate......................................      8.0%         8.0%
     Average receive rate..........................      4.1%         3.5%
     Year-end receive rate.........................      6.8%         3.4%

  Foreign Exchange

     During 1994, PSRC entered into a forward purchase contract for foreign currency to hedge an EDC firm purchase commitment denominated in pound sterling. The EDC commitment related to the acquisition of Industrial Scotland Energy Limited (ISE) for approximately 21 million pounds. The realized gain of approximately $800 thousand on the forward purchase contract for foreign currency was used to reduce the net acquisition cost allocated to ISE's assets upon completion of the acquisition in June 1994.

     Currently, substantially all of Enterprise's foreign revenues and expenses are denominated in U.S. dollars.

  Security Swap

     During 1994, PSRC entered into two agreements to swap portions of its ownership interest in certain equity securities, held in a partnership, to the S&P 500 return. The purpose of the swap was to minimize PSRC's exposure to the potential price volatility of such equity securities. One agreement with a notional amount of $17.6 million expires in June 1995; the other agreement, with a notional amount of $12.9 million, expires in September 1995.

     The notional amount swapped and the year end gain during 1994 for these two agreements were as follows:

                  Notional              Year End
                   Amount           Fair Value Gain
                  --------      ----------------------
                                (Thousands of Dollars)
                  $30,489               $ 3,801

Fair Value of Financial Instruments


     The estimated fair value was determined using the market quotations or values of securities with similar terms, credit ratings, remaining maturities and redemptions at the end of 1994 and
1993, respectively.

                                                     1994                        1993
                                           ------------------------    ------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                           ----------    ----------    ----------    ----------
                                                           (Millions of Dollars)
Long-Term Debt:
  EDHI.................................... $  884,686    $  900,000    $  999,994    $1,200,000
  PSE&G...................................  4,843,006     4,500,000     4,467,206     4,700,000

Preferred Securities Subject to
 Mandatory Redemption:
  PSE&G Cumulative Preferred Securities...    150,000       145,900       150,000       158,000
  Monthly Income Preferred Securities.....    150,000       158,300          --            --

NOTE 9.  CASH AND CASH EQUIVALENTS

     The December 31, 1994 and 1993 balances consist primarily of working funds and highly liquid marketable securities (commercial paper) with a maturity of three months or less.

NOTE 10.  FEDERAL INCOME TAXES

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rates of 35% in 1994 and 1993 and 34% in 1992 is as follows:

                                                            1994          1993        1992
                                                         ----------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $  679,033     $600,933    $504,117
    Preferred securities dividend requirements.........      40,467       38,114      31,907
    SFAS 109 Cumulative Effect.........................        --         (5,414)       --
                                                         ----------     --------    --------
              Subtotal.................................     719,500      633,633     536,024
                                                         ----------     --------    --------
    Federal income taxes:
    Operating income:
      Current provision................................     162,521      151,208     151,509
      Provision for deferred income taxes -- net(A)....     173,327      186,256      91,595
      Investment tax credits -- net....................     (23,297)     (23,784)    (21,635)
                                                         ----------     --------    --------
    Total included in operating income.................     312,551      313,680     221,469
    Miscellaneous other income:
      Current provision................................      (8,186)     (14,340)      4,946
      Provision for deferred income taxes(A)...........      10,422        9,815      19,261
    SFAS 90 deferred income taxes(A)...................       2,530        2,948       2,690
                                                         ----------     --------    --------
    Total Federal income tax provisions................     317,317      312,103     248,366
                                                         ----------     --------    --------
    Pretax income......................................  $1,036,817     $945,736    $784,390
                                                         ==========     ========    ========

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                           1994         1993        1992
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Tax computed at the statutory rate.................  $362,887     $331,008    $266,693
                                                         --------     --------    --------
    Increase (decrease) attributable to flow through of
      certain tax adjustments:
         Depreciation..................................    (4,597)       3,347      19,330
         Amortization of plant abandonments and
           write-downs.................................    (2,046)      (2,239)    (18,867)
      Amortization of investment tax credits...........   (23,297)     (23,784)    (20,681)
      Other............................................   (15,630)       3,771       1,891
                                                         --------     --------    --------
    Subtotal...........................................   (45,570)     (18,905)    (18,327)
                                                         --------     --------    --------
    Total Federal income tax provisions................  $317,317     $312,103    $248,366
                                                         ========     ========    ========
    Effective Federal income tax rate..................      30.6%        33.0%       31.7%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                           1994         1993        1992
                                                         --------     --------    --------
                                                              (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.....  $109,106     $112,814    $136,073
      Leasing Activities...............................    60,129       34,958      56,087
      Property Abandonments............................    (6,606)      (6,632)    (34,739)
      Oil and Gas Property Write-Down..................    (2,451)      (2,451)     (6,393)
      Deferred fuel costs -- net.......................    39,361       63,330     (40,148)
      Other............................................   (13,260)      (3,000)      2,666
                                                         --------     --------    --------
    Total..............................................  $186,279     $199,019    $113,546
                                                         ========     ========    ========

     Since 1987, Enterprise's Federal alternative minimum tax (AMT) liability has exceeded its regular Federal income tax liability. This excess can be carried forward indefinitely to offset regular income tax liability in future years. Enterprise expects to utilize these AMT credits in the future as regular tax liability exceeds AMT. As of December 31, 1994, 1993 and 1992, Enterprise had AMT credits of $256 million, $247 million and $212 million, respectively.

     Since 1986, Enterprise has filed a consolidated Federal income tax return on behalf of itself and its subsidiaries. Prior to 1986, PSE&G filed consolidated tax returns. On March 20, 1992, the Internal Revenue Service (IRS) issued a Revenue Agent's Report (RAR) following completion of examination of PSE&G's consolidated tax return for 1985 and Enterprise's consolidated tax returns for 1986 and 1987, proposing various adjustments for such years which would increase Enterprise's consolidated Federal income tax liability by approximately $121 million, exclusive of interest and penalties, of which approximately $118 million is attributable to PSE&G. Interest after taxes on these proposed adjustments is currently estimated to be approximately $97 million as of December 31, 1994 and will continue to accrue at the Federal rate for large corporate underpayments, currently 11% annually.

     The most significant of these proposed adjustments relates to the IRS contention that PSE&G's Hope Creek nuclear unit is a partnership with a short 1986 taxable year. In addition, the IRS contends that the tax in-service date of that unit is four months later than the date claimed by PSE&G. In June 1992, Enterprise and PSE&G filed a protest with the IRS disagreeing with certain of the proposed adjustments (including those related to Hope Creek) contained in the RAR for taxable years 1985 through 1987 and continue to contest these issues. Any tax adjustments resulting from the RAR would reduce Enterprise's and PSE&G's respective deferred credits for accumulated deferred income taxes. While PSE&G believes that assessments attributable to it are generally recoverable from its customers in rates, no assurances can be given as to what regulatory treatment may be afforded by the BPU.

     On January 1, 1993, Enterprise adopted SFAS 109 without restating prior years' financial statements which resulted in Enterprise recording a $5.4 million cumulative effect increase in its net income. Under SFAS 109, deferred taxes are provided at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for ratemaking purposes. Since management believes that it is probable that the effects of SFAS 109 on PSE&G, principally the accumulated tax benefits that previously have been treated as a flow-through item to customers, will be recovered from utility customers in the future, an offsetting regulatory asset was established. As of December 31, 1994, PSE&G had recorded a deferred tax liability and an offsetting regulatory asset of $791 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the 1994 Federal income tax rate of 35%.

 SFAS 109

     The following is an analysis of accumulated deferred income taxes:

         ACCUMULATED DEFERRED INCOME TAXES           1994        1993
    -----------------------------------------     ----------  ----------
                                                   (THOUSANDS OF DOLLARS)
Assets:
Current (net)...................................  $   25,311   $   12,934
  Non-Current:
     Unrecovered Investment Tax Credits.........     136,402      143,125
     Nuclear Decommissioning....................      25,082       25,211
     Hope Creek Cost Disallowance...............      10,127       20,231
     Construction Period Interest and Taxes.....      15,913        9,811
     Vacation Pay...............................       6,822        6,721
     AMT Credit.................................     255,828      246,862
     Real Estate Impairment.....................      20,932       27,173
     Other......................................       6,863       14,845
                                                  ----------   ----------
          Total Non-Current.....................  $  477,969   $  493,979
                                                  ----------   ----------
Total Assets....................................  $  503,280   $  506,913
                                                  ==========   ==========
Liabilities:
  Non-Current:
     Plant Related Items........................  $2,268,688   $2,169,861
     Leasing Activities.........................     580,415      520,286
     Property Abandonments......................      26,971       32,206
     Oil and Gas Property Write-Down............      14,925       16,790
     Deferred Electric Energy & Gas Costs.......      59,884       20,133
     Unamortized Debt Expense...................      37,599       38,768
     Taxes Recoverable Through Future
       Rates (net)..............................     270,684      270,518
     Other......................................     124,193      127,803
                                                  ----------   ----------
          Total Non-Current.....................  $3,383,359   $3,196,365
                                                  ----------   ----------
Total Liabilities...............................  $3,383,359   $3,196,365
                                                  ==========   ==========
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets...........................   $   25,311   $   12,934
  Net Deferred Liability.......................   $2,905,390   $2,702,386
                                                  ----------   ----------
     Total.....................................   $2,880,079   $2,689,452
                                                  ==========   ==========

NOTE 11.  LEASING ACTIVITIES

     As Lessee

     The Consolidated Balance Sheets include assets and related obligations applicable to capital leases under which PSE&G is a lessee. The total amortization of the leased assets and interest on the lease obligations equals the net minimum lease payments included in rent expense for capital leases.

     Capital leases of PSE&G relate primarily to its corporate headquarters and other capital equipment. Certain of the leases contain renewal and purchase options and also contain escalation clauses.

     Enterprise and its other subsidiaries are not lessees in any capitalized leases.

     Utility plant includes the following amounts for capital leases at
December 31:
                                                                    1994       1993
                                                                   -------    -------
                                                                 (THOUSANDS OF DOLLARS)
        Common Plant.............................................  $58,610    $56,812
        Less: Accumulated Amortization...........................    4,840      3,708
                                                                   -------    -------
        Net Assets under Capital Leases..........................  $53,770    $53,104
                                                                   =======    =======

     Future minimum lease payments for noncancelable capital and operating leases at
December 31, 1994 were:

                                                                   CAPITAL    OPERATING
                                                                   LEASES     LEASES
                                                                   -------    ---------
                                                                 (THOUSANDS OF DOLLARS)
        1995..................................................... $ 13,174    $ 15,013
        1996.....................................................   13,174      13,933
        1997.....................................................   13,175      11,945
        1998.....................................................   13,176       8,631
        1999.....................................................   13,177       6,442
        Later Years..............................................  202,064      18,426
                                                                  --------    --------
        Minimum Lease Payments...................................  267,940    $ 74,390
                                                                              ========
        Less: Amount representing estimated executory costs,
              together with any profit thereon, included in
              minimum lease payments.............................  132,453
                                                                  --------
        Net minimum lease payments...............................  135,487
        Less: Amount representing interest.......................   81,717
                                                                  --------
        Present value of net minimum lease payments(A)........... $ 53,770
                                                                  ========

(A) Reflected in the Consolidated Balance Sheets for 1994 and 1993 were Capital Lease Obligations of
    $53.770 million and $53.104 million which includes Capital Lease Obligations due within one year of
    $659 thousand and $574 thousand, respectively.


     The following schedule shows the composition of rent expense included in Operating Expenses:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             1994        1993         1992
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Interest on Capital Lease Obligations.................  $ 6,156     $ 6,074     $ 6,129
    Amortization of Utility Plant under Capital Leases....      588         513         457
                                                            -------     -------     -------
    Net minimum lease payments relating to Capital
      Leases..............................................    6,744       6,587       6,586
    Other Lease payments..................................   28,447      22,095      21,739
                                                            -------     -------     -------
    Total Rent Expense....................................  $35,191     $28,682     $28,325
                                                            =======     =======     =======

     As Lessor


     PSRC's net investments in leveraged and direct financing leases are composed of the following elements:

                                          DECEMBER 31, 1994                     DECEMBER 31, 1993
                                  ----------------------------------    ----------------------------------
                                                            (MILLIONS OF DOLLARS)
                                                 DIRECT                                DIRECT
                                  LEVERAGED     FINANCING               LEVERAGED     FINANCING
                                   LEASES        LEASES        TOTAL     LEASES        LEASES       TOTAL
                                  ---------     ---------     -------   ---------     ---------    -------

Lease rents receivable..........   $   990      $    92       $ 1,082    $   980       $   114     $ 1,094
Estimated residual value........       622           13           635        595            12         607
                                  --------      -------       -------   --------       -------     -------
                                     1,612          105         1,717      1,575           126       1,701
Unearned and deferred income....      (823)         (29)         (852)      (837)          (41)       (878)
                                  --------      -------       -------   --------       -------     -------
Total investments...............       789           76           865        738            85         823
Deferred taxes..................      (333)         (20)         (353)      (267)          (20)       (287)
                                  --------      -------       -------   --------       -------     -------
Net investments.................  $    456      $    56       $   512   $    471       $    65     $   536
                                  ========      =======       =======   ========       =======     =======

     PSRC's other leases are with various regional, state and city authorities for transportation equipment and aggregated $6 million and $8 million as of December 31, 1994 and 1993, respectively.

     For information concerning PSRC's three direct-finance leases with Continental Airlines, see Note 12 --
Commitments and Contingent Liabilities -- Public Service Resources Corporation.

NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES

Nuclear Performance Standard

     The BPU has established an NPS for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem -- 42.59%; Hope Creek -- 95%; and Peach Bottom -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO.

     The penalty/reward under the NPS is a percentage of replacement power costs. (See table below.) The NPS provides that the penalties will be calculated to the edge of each capacity factor range. For example, a 30% penalty applies to replacement power costs incurred in the 55% to 65% range and a 40% penalty applies to replacement power costs in the 45% to 55% range.

                CAPACITY FACTOR RANGE                  REWARD    PENALTY
- -----------------------------------------------------  ------    -------
Equal to or greater than 75%.........................    30%       --
Equal to or greater than 65% and less than 75%.......   None      None
Equal to or greater than 55% and less than 65%.......   --         30%
Equal to or greater than 45% and less than 55%.......   --         40%
Equal to or greater than 40% and less than 45%.......   --         50%
Below 40%............................................   BPU Intervenes

     Under the NPS, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. During
1994, the five nuclear units in which PSE&G has an ownership interest aggregated a 74% combined capacity factor.

Nuclear Insurance Coverages and Assessments

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                              PSE&G MAXIMUM
                                               TOTAL          ASSESSMENTS
                                               SITE           FOR A SINGLE
        TYPE AND SOURCE OF COVERAGES           COVERAGES      INCIDENT
- --------------------------------------------   ---------      -------------
                                                    (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers..................   $  200.0         $  --
 Indemnity(A)...............................    8,720.3            210.2
                                               --------         --------
                                               $8,920.3 (B)     $  210.2
                                               --------         --------
Nuclear Worker Liability:
 American Nuclear Insurers(C)...............   $  200.0         $    8.2
                                               --------         --------
Property Damage:
 Nuclear Mutual Limited.....................   $  500.0         $   11.6
 Nuclear Electric Insurance Ltd. (NEIL II)..    1,400.0 (D)          8.2 (E)
 Nuclear Electric Insurers Ltd. (NEIL III)..      850.0              6.7
                                               --------         --------
                                               $2,750.0         $   26.5
                                               --------         --------
Replacement Power:
 Nuclear Electric Insurance Ltd (NEIL I)....   $    3.5 (F)     $   12.4

(A) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). Subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. Assessment adjusted for inflation effective August 20, 1993.

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

(D)  Includes up to $250 million for premature decommissioning costs.

(E) In the event of a second industry loss triggering NEIL II - coverage, the maximum retrospective premium assessment can increase to $17.5 million.

(F) Weekly indemnity for 52 weeks which commences after the first 21 weeks of an outage. Beyond the first 52 weeks of coverage, indemnity of $2.8 million per week for 104 weeks is afforded. Total coverage amounts to $473.2 million over three years.

     Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $8.9 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price-Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability," the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. PSE&G's maximum aggregate assessment per incident is $210.2 million (based on PSE&G's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $26.5 million.

     PSE&G purchases property insurance, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Under the terms of the various insurance agreements, PSE&G could be subject to a maximum retrospective assessment for a single incident of up to $26.5 million. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the Nuclear Regulatory Commission
(NRC) suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

     PSE&G is a member of an industry mutual insurance company, NEIL, which provides replacement power cost coverage in the event of a major accidental outage at a nuclear station. The policies provide for a weekly indemnity payment of $3.5 million for 52 weeks, subject to a 21-week waiting period. The policies provide for weekly indemnity payments of $2.8 million for a 104-week period beyond the first year's indemnity. The premium for this coverage is subject to retrospective assessment for adverse loss experience. Under the policies, PSE&G's present maximum share of any retrospective assessment in any year is $12.4 million.

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

     Based on PSE&G's 1995-1999 construction program, construction expenditures are expected to aggregate approximately $3.2 billion, which includes $484 million for nuclear fuel and $78 million of AFDC during the years 1995 through 1999. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3%, annually. Therefore, construction delays or higher inflation levels could cause significant increase in these amounts. PSE&G expects to generate internally the funds necessary to satisfy its construction expenditures over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1995 through 1999.

Bergen Station Repowering

     PSE&G is presently engaged in a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by the NJDEP in May 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility.

     In July 1993, an association of competitors of PSE&G appealed the NJDEP's issuance of the air permit for the project to the Appellate Division of the New Jersey Superior Court, alleging that PSE&G is first required to obtain a Certificate of Need (Certificate) under the New Jersey Need Assessment Act (NJNAA). The NJDEP determined that the NJNAA was inapplicable to this renovation project. The Appellate Division of New Jersey Superior Court affirmed this determination. The New Jersey Supreme Court has denied certification of the petition for review of this decision.

     As of December 31, 1994, the repowering project was about 95% complete and PSE&G had spent approximately $291 million on this effort. The final cost is estimated to be approximately $400 million. In order for PSE&G to recover its costs for the project, PSE&G would need either BPU authorization to recover such costs in its rates or be successful in selling the station's output in the emerging wholesale market.

Hazardous Waste

     Certain Federal and State laws authorize the EPA and the NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations or net cash flows.

     Costs incurred through December 31, 1994 for the Remediation Program amounted to $51.4 million. In addition, at December 31, 1994, PSE&G's estimated liability for estimated remediation costs aggregated $105.7 million through 1997.

     In accordance with a Stipulation approved by the BPU in January 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992 over a six-year period. PSE&G will recover $5.3 million in each of its next two LGAC periods ending in 1996. The regulatory treatment of the remediation costs covered by this Stipulation was not changed in the BPU's September 15, 1993 written order, allowing continued collection under the terms of the January 1992 Stipulation. As of December 31, 1994, PSE&G has recovered $22.2 million through its LGAC.

     The September 1993 decision concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 were subject to audit and verification in PSE&G's 1992-93 LGAC. The audit has been completed and resulted in no disallowance of any costs. (See Note 2
- - Rate Matters - Remediation Adjustment Charge). A final Board Order was received on November 4, 1994, memorializing the above September 15, 1993 Stipulation.

     Also in 1988, PSE&G filed suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. PSE&G has settled its claim with one insurer and there is a trial scheduled for March 1995 with the remaining insurers. Pending full recovery of Remediation Program costs through rates or under its insurance policies, neither of which can be assured, PSE&G will be required to finance the unreimbursed costs of its Remediation Program.

  Public Service Resources Corporation

     PSRC has leased three wide-body aircraft to Continental Airlines (Continental) through direct-finance leases. The leases for two A-300 aircraft expire December 2000, while the lease for one DC 10-30 aircraft expires June 2002. At December 31, 1994, PSRC had investments in the A-300 leases and the DC 10-30 lease of $43.0 million and $33.1 million, respectively. Continental has failed to make full payment of its required lease payments due February 1, 1995 and has advised PSRC of its intent to seek the termination of the A-300 leases and return the A-300 aircraft to PSRC. Continental also advised PSRC of its intention, effective February 1, 1995, to reduce its rental payments due under all three leases by approximately 50%. Continental indicated that payments under these leases could include debt securities convertible into equity in lieu of full cash payments. Under the leases, PSRC rents receivable and pre-tax lease income in 1995 would have been $9.4 million and $4.1 million, respectively for the A-300 aircraft and $5.5 million and $2.7 million, respectively for the DC 10-30 aircraft. PSRC has informed Continental that it expects all of Continental's lease obligations to be satisfied in full. Negotiations are continuing concerning this matter. No assurances can be given that PSRC will be able to obtain new leases, sell or otherwise dispose of any such aircraft on satisfactory terms in the event of an unscheduled lease termination. Enterprise believes the ultimate resolution of this matter will not have a material effect on its financial position, results of operations or net cash flows.

NOTE 13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     On January 1, 1993, Enterprise and PSE&G adopted SFAS 106, which requires that the expected cost of employees' postretirement health care and insurance benefits be charged to expense during the years in which employees render service. PSE&G elected to amortize over 20 years of its unfunded obligation of $609.3 million at January 1, 1993. Prior to 1993, Enterprise and PSE&G recognized postretirement health care and insurance costs in the year that the benefits were paid. The following table discloses the significant components of the net periodic postretirement benefit obligation:

                                                           DECEMBER 31,
                                                      ----------------------
   NET PERIODIC POSTRETIREMENT BENEFIT OBLIGATION       1994          1993
- ----------------------------------------------------  ---------    ---------
                                                            (MILLIONS)
Service cost.........................................  $ 11.1        $ 11.7
Interest on accumulated postretirement obligation....    45.4          44.4
Amortization of transition obligations...............    30.5          30.5
Deferral of current expense..........................   (57.8)        (58.6)
                                                       ------        ------
     Annual net expense..............................  $ 29.2        $ 28.0
                                                       ======        ======

     The discount rate used in determining the PSE&G net periodic postretirement benefit cost was 7.25% and 7.50% for 1994 and 1993, respectively.

     A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate of the service and interest cost components of net periodic postretirement health care cost by approximately $4.7 million, or 10.5%, and increase the accumulated postretirement benefit obligation as of December 31, 1994 by $54.4 million, or 11.3%.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1994 were: medical costs for pre-age sixty-five retirees -- 13.5%, medical costs for post-age retirees -- 9.5% and dental costs -- 7.5%; such rates are assumed to gradually decline to 5.5%, 5.0% and 5.0%, respectively, in 2010. The medical costs above include a provision for prescription drugs.

     In its 1992 base rate case, PSE&G requested full recovery of the costs associated with postretirement benefits other than pensions (OPEB) on an accrual basis, in accordance with SFAS 106. The BPU's December 31, 1992 base rate order provided that (1) PSE&G's pay-as-you-go basis OPEB costs will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis; (2) prudently incurred OPEB costs, that are accounted for on an accrual basis in accordance with SFAS 106, will be recoverable in future rates; (3) PSE&G should account for the differences between its OPEB costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset; and (4) the issue of cash versus accrual accounting will be revisited and in the event that FASB or the SEC requires the use of accrual accounting for OPEB costs for ratemaking purposes, the regulatory asset will be recoverable, through rates, over an appropriate amortization period.

     Accordingly, PSE&G is accounting for the differences between its SFAS 106 accrual cost and the cash cost currently recovered through rates as a regulatory asset. OPEB costs charged to expenses during 1994 were $29.2 million and accrued OPEB costs deferred were $57.8 million. The amount of the unfunded liability, at December 31, 1994, as shown below, is $585.9 million and funding options are currently being explored. The primary effect of adopting SFAS 106 on Enterprise's and PSE&G's financial reporting is on the presentation of their financial positions with minimal effect on their results of operations.

     During January 1993 and subsequent to the receipt of the Order, the FASB's Emerging Issues Task Force (EITF) concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. PSE&G intends to request the BPU for full SFAS 106 recovery in accordance with the EITF's view of such standard and believes that it is probable that any deferred costs will be recovered from utility customers within such twenty-year time period. As of December 31, 1994, PSE&G has deferred $116.4 million of such costs.

     In accordance with SFAS 106 disclosure requirements, a reconciliation of the funded status of the plan is as follows:

                                                             DECEMBER 31,
                                                       ----------------------
                                                         1994          1993
                                                       --------      --------
                                                             (MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees...........................................  $(379.2)     $(406.4)
  Fully eligible active plan participants............    (45.7)       (35.0)
  Other active plan participants.....................   (161.0)      (215.6)
                                                       -------      -------
      Total..........................................   (585.9)      (657.0)

  Plan assets at fair value..........................     --           --
                                                       -------      -------
  Accumulated postretirement benefit obligation
    in excess of plan assets.........................   (585.9)      (657.0)
  Unrecognized net (gain)/loss from past experience
    different from that assumed and from changes
    in assumptions...................................    (78.8)        19.6
  Unrecognized prior service cost....................      --          --
  Unrecognized transition obligation.................    548.3        578.8
                                                       -------      -------
  Accrued postretirement obligation..................  $(116.4)     $ (58.6)
                                                       =======      =======

     The discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1994 was 8.50% and 7.25% for 1994 and 1993, respectively.

NOTE 14.  PENSION PLAN

     The discount rates, expected long-term rates of return on assets and average compensation growth rates used in determining the Pension Plan's funded status and net pension cost as of December 31, 1994 and 1993 were as follows:


                                                              1994     1993
                                                             ------   ------
Funded Status:
- -------------
   Discount Rate used to Determine Benefit Obligations...... 8-1/2%   7-1/4%
   Average Compensation Growth to Determine
     Benefit Obligations.................................... 4.5%     5.5%

Net Pension Cost:
- ----------------
   Discount Rate............................................ 7-1/4%   7-1/2%
   Expected Long-Term Return on Assets...................... 8%       8%
   Average Compensation Growth.............................. 5.5%     6%

     The following table shows the Pension Plan's funded status:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                     1994           1993
                                                                  -----------   -----------
                                                                   (THOUSANDS OF DOLLARS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including vested benefits of $1,151,677 in 1994 and $1,045,035 in 1993...........  $(1,235,930)  $(1,144,214)
      Effect of projected future compensation...................     (261,846)     (346,416)
                                                                  -----------   -----------
    Projected benefit obligations...............................   (1,497,776)   (1,490,630)
    Plan assets at fair value, primarily listed equity and debt
      securities................................................    1,270,116     1,312,619
                                                                  -----------   -----------
    Projected benefit obligations in excess of plan assets......     (227,660)     (178,011)
    Unrecognized net gain (loss) from past experience and
      effects of changes in assumptions.........................       32,815       (20,981)
    Prior service cost not yet recognized in net pension cost...      119,783       113,397
    Unrecognized net obligations being recognized over
      16.7 years................................................       69,387        77,486
                                                                  -----------   -----------
    Accrued pension expense.....................................  $    (5,675)  $    (8,109)
                                                                  ===========   ===========


    The net pension cost for the years ending December 31, 1994, 1993 and 1992, include the following components:

                                                           1994         1993        1992
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Service cost - benefits earned during year.........  $ 42,904     $ 42,948    $ 36,125
    Interest cost on projected benefit obligations.....   108,394      103,118      94,233
    Return on assets...................................     5,022     (166,916)    (62,323)
    Net amortization and deferral......................   (90,752)      90,958     (14,035)
                                                         --------     --------    --------
    Total..............................................  $ 65,568     $ 70,108    $ 54,000
                                                         ========     ========    ========

    See Note 1 -- Organization and Summary of Significant Accounting Policies.

NOTE 15.  FINANCIAL INFORMATION BY BUSINESS SEGMENTS


     Information related to the segments of Enterprise's business is detailed below:

                                                                        NONUTILITY
                                           ELECTRIC          GAS        ACTIVITIES(A)     TOTAL
                                          -----------     ----------    -------------  -----------
                                                           (THOUSANDS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1994
Operating Revenues......................  $ 3,733,113     $1,778,528     $ 416,947     $ 5,928,588
Eliminations (Intersegment Revenues)....      --              --           (12,745)        (12,745)
                                          -----------     ----------    ----------     -----------
Total Operating Revenues................    3,733,113      1,778,528       404,202       5,915,843
                                          -----------     ----------    ----------     -----------
Depreciation and Amortization...........      467,570         79,462        82,656         629,688
Operating Income Before Income Taxes....    1,083,155        226,196       172,800       1,482,151
Capital Expenditures....................      734,100        153,183       168,741       1,056,024
December 31, 1994
Net Utility Plant.......................    9,642,177      1,456,068        --          11,098,245
Oil and Gas Property, Plant &
  Equipment.............................      --              --           577,913         577,913
Other Corporate Assets..................    2,589,348        576,806     1,875,128       5,041,282
                                          -----------     ----------    ----------     -----------
Total Assets............................  $12,231,525     $2,032,874    $2,453,041     $16,717,440
                                          ===========     ==========    ==========     ===========
FOR THE YEAR ENDED DECEMBER 31, 1993
Operating Revenues......................  $ 3,693,083     $1,594,341     $ 440,120     $ 5,727,544
Eliminations (Intersegment Revenues)....      --              --           (21,985)        (21,985)
                                          -----------     ----------    ----------     -----------
Total Operating Revenues................    3,693,083      1,594,341       418,135       5,705,559
                                          -----------     ----------    ----------     -----------
Depreciation and Amortization...........      439,831         69,375        91,058         600,264
Operating Income Before Income Taxes....    1,117,739        173,916       135,472       1,427,127
Capital Expenditures....................      738,362        152,012        94,014         984,388
December 31, 1993
Net Utility Plant.......................    9,451,581      1,352,799        --          10,804,380
Oil and Gas Property, Plant &
  Equipment.............................      --              --           506,047         506,047
Other Corporate Assets..................    2,313,394        866,524     1,839,311       5,019,229
                                          -----------     ----------    ----------     -----------
Total Assets............................  $11,764,975     $2,219,323    $2,345,358     $16,329,656
                                          ===========     ==========    ==========     ===========
FOR THE YEAR ENDED DECEMBER 31, 1992
Operating Revenues......................  $ 3,407,819     $1,586,181     $ 407,404     $ 5,401,404
Eliminations (Intersegment Revenues)....      --              --           (44,623)        (44,623)
                                          -----------     ----------    ----------     -----------
Total Operating Revenues................    3,407,819      1,586,181       362,781       5,356,781
                                          -----------     ----------    ----------     -----------
Depreciation and Amortization...........      435,104        116,907        90,537         642,548
Operating Income Before Income Taxes....      861,066        124,893       206,783       1,192,742
Capital Expenditures....................      668,537        158,224        61,048         887,809
December 31, 1992
Net Utility Plant.......................    9,224,543      1,246,769        --          10,471,312
Oil and Gas Property, Plant &
  Equipment.............................      --              --           506,814         506,814
Other Corporate Assets..................    1,315,564        486,981     1,997,061       3,799,606
                                          -----------     ----------    ----------     -----------
Total Assets............................  $10,540,107     $1,733,750    $2,503,875     $14,777,732
                                          ===========     ==========    ==========     ===========

(A) The Nonutility Activities include amounts applicable to Enterprise, the parent corporation.


Information related to Property, Plant and Equipment of PSE&G is detailed below:

                                              DECEMBER     DECEMBER       DECEMBER
                                                1994         1993           1992
                                            -----------   -----------   -----------
                                                     (Thousands of Dollars)
Utility Plant - Original Cost
  Electric Plant in Service
    Steam Production....................... $ 1,810,674   $ 1,763,253   $ 1,668,198
    Nuclear Production.....................   5,931,049     5,873,274     5,819,755
    Transmission...........................   1,078,928     1,034,150     1,024,843
    Distribution...........................   2,877,862     2,724,202     2,573,226
    Other..................................     647,406       526,015       479,647
                                            -----------   -----------   ------------
        Total Electric Plant in Service....  12,345,919    11,920,894    11,565,669
                                            -----------   -----------   -----------
  Gas Plant in Service
    Transmission...........................      62,213        63,395        57,405
    Distribution...........................   2,131,816     1,993,044     1,870,462
    Other..................................     124,204       121,402       117,077
                                            -----------   -----------   -----------
        Total Gas Plant in Service.........   2,318,233     2,177,841     2,044,944
                                            -----------   -----------   -----------
  Common Plant in Service
    Capital Leases.........................      58,610        56,812        56,812
    General................................     486,521       463,473       423,160
                                            -----------   -----------   -----------
        Total Common Plant in Service......     545,131       520,285       479,972
                                            -----------   -----------   -----------
             TOTAL......................... $15,209,283   $14,619,020   $14,090,585
                                            ===========   ===========   ===========

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

NOTE 16.  PROPERTY IMPAIRMENT OF ENTERPRISE GROUP DEVELOPMENT CORPORATION

     As a result of a management review of each property's current value and the potential for increasing such value through operating and other improvements, EGDC recorded an impairment in 1993 related to certain of its properties, including properties upon which EDHI's management revised its intent from a long-term investment strategy to a hold for sale status, reflecting such properties on its books at their net realizable value. This impairment reduced the estimated value of EGDC's properties by $77.6 million and 1993 net income by $50.5 million, after tax, or 21 cents per share of Enterprise Common Stock. EGDC's real estate held for sale of $13.5 million and $33.8 million at December 31, 1994 and 1993 are presented in "Other Assets -- net," respectively, in the accompanying consolidated balance sheets.

NOTE 17.  JOINTLY OWNED FACILITIES -- UTILITY PLANT

     PSE&G has ownership interests in and is responsible for providing its share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of PSE&G's jointly owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as operating expenses. (See Note 1 -- Organization and Summary of Significant Accounting Policies.)


                                                  OWNERSHIP   PLANT IN   ACCUMULATED     PLANT UNDER
           PLANT -- DECEMBER 31, 1994             INTEREST    SERVICE    DEPRECIATION    CONSTRUCTION
- ------------------------------------------------  ---------  ---------   ------------    ------------
                                                     %                (THOUSANDS OF DOLLARS)
Coal Generating
  Conemaugh.....................................  22.50      $ 176,463      $ 35,044       $ 16,150
  Keystone......................................  22.84        111,360        30,935          2,615
Nuclear Generating
  Peach Bottom..................................  42.49        729,317       286,565         28,239
  Salem.........................................  42.59      1,021,588       358,492         39,550
  Hope Creek....................................  95.00      4,120,538       938,535          5,104
  Nuclear Support Facilities....................  Various      158,400        28,211          6,342
Pumped Storage Generating
  Yards Creek...................................  50.00         23,645         8,721          2,886
Transmission Facilities.........................  Various      120,274        34,720              9
Merrill Creek Reservoir.........................  13.91         37,184        10,492           --
Linden Gas Plant................................  90.00         15,872        18,532           --

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of Enterprise, includes all adjustments, consisting onlyof normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

         CALENDAR                  MARCH 31,               JUNE 30,              SEPTEMBER 30,           DECEMBER 31,
         QUARTER            ----------------------  ----------------------  ----------------------  ----------------------
          ENDED                1994        1993        1994        1993       1994        1993         1994         1993
- --------------------------  ----------  ----------  ----------  ----------  ---------- -----------  ----------  ----------
                                                             (THOUSANDS WHERE APPLICABLE)

Operating Revenues........  $1,794,425  $1,594,708  $1,278,363  $1,246,337  $1,374,976  $1,402,037  $1,468,079  $1,462,477
Operating Income..........  $  348,948  $  336,505  $  252,725  $  248,658  $  311,920  $  318,785  $  250,500  $  202,899
Net Income................  $  230,127  $  215,418  $  129,885  $  119,782  $  187,178  $  192,231  $  131,843  $   73,502
Earnings Per Share of
  Common Stock............  $     0.94  $     0.91  $     0.53  $     0.49  $     0.76  $     0.79  $     0.54  $     0.30
Average Shares of Common
  Stock Outstanding.......     243,777     236,919     244,698     240,920     244,698     241,889     244,698     242,848

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

     Except as modified below, the Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

    Note  1. - Organization and Summary of Significant Accounting Policies
    Note  2. - Rate Matters
    Note  3. - PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel
    Note  4. - Schedule of Consolidated Capital Stock and Other Securities
    Note  5. - Deferred Items
    Note  6. - Schedule of Consolidated Debt
    Note  7. - Long-Term Investments
    Note  8. - Financial Instruments and Risk Management
    Note 11. - Leasing Activities -- As Lessee
    Note 12. - Commitments and Contingent Liabilities
    Note 13. - Postretirement Benefits Other Than Pensions
    Note 14. - Pension Plan
    Note 15. - Financial Information by Business Segments
    Note 17. - Jointly Owned Facilities -- Utility Plant

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

     The consolidated financial statements include the accounts of PSE&G and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

NOTE 9.  CASH AND CASH EQUIVALENTS

     The December 31, 1994 and 1993 balances consist primarily of working funds.


NOTE 10.  FEDERAL INCOME TAXES


     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rates of
35% in 1994 and 1993 and 34% in 1992 is as follows:

                                                           1994         1993        1992
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $659,406     $614,868    $475,936
                                                         --------     --------    --------
    Federal income taxes:
      Operating income:
         Current provision.............................   230,709      177,314     214,887
         Provision for deferred income taxes-net(A)....    83,028      149,884        (334)
         Investment tax credits -- net.................   (19,208)     (18,408)    (19,089)
                                                         --------     --------    --------
    Total included in operating income.................   294,529      308,790     195,464
    Miscellaneous other income:
      Current provision................................    (8,186)     (15,419)      4,718
      Provision for deferred income taxes(A)...........    10,422        9,815      19,261
    SFAS 90 deferred income taxes(A)...................     2,530        2,948       2,690
                                                         --------     --------    --------
    Total Federal income tax provisions................   299,295      306,134     222,133
                                                         --------     --------    --------
    Pretax income......................................  $958,701     $921,002    $698,069
                                                         ========     ========    ========


     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                           1994         1993        1992
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Tax expense at the statutory rate..................  $335,546     $322,351    $237,343
                                                         --------     --------    --------
    Increase (decrease) attributable to flow-through of
      certain tax adjustments:
         Depreciation..................................    (4,597)       3,347      19,330
         Amortization of plant abandonments and
           write-downs.................................    (2,046)      (2,239)    (18,867)
         Amortization of investment tax credits........   (19,208)     (18,408)    (18,408)
         Other.........................................   (10,400)       1,083       2,735
                                                         --------     --------    --------
    Subtotal...........................................   (36,251)     (16,217)    (15,210)
                                                         --------     --------    --------
    Total Federal income tax provisions................  $299,295     $306,134    $222,133
                                                         ========     ========    ========

    Effective Federal income tax rate..................      31.2%        33.2%       31.8%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                               1994       1993      1992
                                                             --------  --------   --------
                                                                 (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.........  $ 85,335   $ 92,693  $ 94,757
      Property Abandonments................................    (6,606)    (6,632)  (34,739)
      Oil and Gas Property Write-Down......................    (2,451)    (2,451)   (6,393)
      Deferred fuel costs-net..............................    39,361     63,330   (40,148)
      Other................................................   (19,659)    15,707     8,140
                                                             --------   --------  --------
              Total........................................  $ 95,980   $162,647  $ 21,617
                                                             ========   ========  ========

SFAS 109

     The following is an analysis of accumulated deferred income taxes:

                  ACCUMULATED DEFERRED INCOME TAXES                       1994         1993
                                                                       ----------   ----------
                                                                        (THOUSANDS OF DOLLARS)
Assets:
  Current (net).......................................................  $   25,311   $   12,934
  Non-Current:
     Unrecovered Investment Tax Credits...............................     136,402      143,125
     Nuclear Decommissioning..........................................      25,082       25,211
     Hope Creek Cost Disallowance.....................................      10,127       20,231
     Construction Period Interest and Taxes...........................      15,913        9,811
     Vacation Pay.....................................................       6,822        6,721
     Other............................................................       6,863       14,845
                                                                        ----------   ----------
          Total Non-Current...........................................  $  201,209   $  219,944
                                                                        ----------   ----------
Total Assets..........................................................  $  226,520   $  232,878
                                                                        ==========   ==========

Liabilities:
  Non-Current:
     Plant Related Items..............................................  $2,157,206   $2,075,359
     Property Abandonments............................................      26,971       32,206
     Oil and Gas Property Write-Down..................................      14,925       16,790
     Deferred Electric Energy & Gas Costs.............................      59,884       20,133
     Unamortized Debt Expense.........................................      37,599       38,768
     Taxes Recoverable Through Future Rates (Net).....................     270,684      270,518
     Other............................................................     112,479      134,948
                                                                        ----------   ----------
          Total Non-Current...........................................  $2,679,748   $2,588,722
                                                                        ----------   ----------
Total Liabilities.....................................................  $2,679,748   $2,588,722
                                                                        ==========   ==========
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets..................................................  $   25,311   $   12,934
  Net Deferred Liability..............................................  $2,478,539   $2,368,778
                                                                        ----------   ----------
     Total............................................................  $2,453,228   $2,355,844
                                                                        ==========   ==========

     The balance of Federal income tax payable by PSE&G to Enterprise was $15.6 million and zero, as of
December 31, 1994 and December 31, 1993, respectively.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

       CALENDAR              MARCH 31,                JUNE 30,            SEPTEMBER 30,            DECEMBER 31,
       QUARTER         ----------------------  ---------------------- ----------------------  ----------------------
        ENDED             1994        1993        1994        1993        1994       1993        1994        1993
- ---------------------- ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
                                                          (THOUSANDS OF DOLLARS)
Operating Revenues.... $1,689,967  $1,502,247  $1,181,655  $1,147,901 $1,282,952  $1,291,192  $1,357,067  $1,346,084
Operating Income...... $  305,013  $  294,734  $  218,225  $  206,056 $  282,782  $  279,173  $  206,650  $  201,622
Net Income............ $  221,439  $  204,404  $  128,113  $  113,849 $  190,378  $  188,575  $  119,476  $  108,040
Earnings Available to
  Public Service
  Enterprise Group
  Incorporated........ $  211,159  $  195,582  $  117,969  $  104,092 $  180,234  $  178,808  $  109,577  $   98,272

NOTE 19.  ACCOUNTS PAYABLE TO ASSOCIATED COMPANIES -- NET

     The balance at December 31, 1994 and 1993 consisted of the following:

                                                               1994       1993
                                                             -------    -------
                                                           (THOUSANDS OF DOLLARS)
Public Service Enterprise Group Incorporated (A)..........   $17,678    $   582
Energy Development Corporation............................      (336)     5,698
Other.....................................................      (665)      (606)
                                                             -------    -------
       Total..............................................   $16,677    $ 5,674
                                                             =======    =======

(A) Principally Federal income taxes related to PSE&G's taxable income.

                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Enterprise and PSE&G, none.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS OF THE REGISTRANTS

     Enterprise

     The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at Enterprise's Annual Meeting of Stockholders to be held on April 18, 1995, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in Enterprise's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1995 and which information set forth under said heading is incorporated herein by this reference thereto.

     PSE&G

     There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 18, 1995, present committee memberships, business experience during the last five years and other present directorships.

     LAWRENCE R. CODEY has been a director since 1988. Age 50. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since September 1991. Was Senior Vice President-Electric of PSE&G from January 1989 to September 1991. Director of Enterprise. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc., and Blue Cross & Blue Shield of New Jersey.

     E. JAMES FERLAND has been a director since 1986, and Chairman of the Board, President and Chief Executive Officer of Enterprise since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991, and Chairman of the Board and Chief Executive Officer of EDHI since June 1989. Age 53. Chairman of Executive Committee. President of PSE&G from July 1986 to September 1991. Director of Enterprise and of EDHI and its subsidiaries, CEA, EDC, PSRC, EGDC, Capital and Funding. Director of First Fidelity Bancorporation, First Fidelity Bank, N.A., Foster Wheeler Corporation and The Hartford Steam Boiler Inspection and Insurance Company.

     RAYMOND V. GILMARTIN has been a director since July 20, 1993. Age 54. Director of Enterprise. Has been Chairman of the Board, President and Chief Executive Officer of Merck & Co., Inc. Whitehouse Station, New Jersey (discovers, develops, produces and markets human and animal health products) since November 1994. Was President and Chief Executive Officer of Merck & Co., Inc. from June 1994 to November 1994. Was Chairman of the Board, President and Chief Executive Officer of Becton Dickinson and Company (manufactures medical devices and diagnostic systems) from November 1992 to June 1994 and President and Chief Executive Officer of Becton Dickinson and Company from February 1989 to November 1992. Director of Merck & Co., Inc. and Providian Corporation.

     SHIRLEY A. JACKSON has been a director since July 20, 1993. Was previously a director from 1987 to February 1988. Age 48. Director of Enterprise. Has been Professor of Physics, Rutgers University, since 1991 and has been a theoretical physics consultant since 1991 and was a theoretical physicist from 1976 to 1991 at AT&T Bell Laboratories (performs research and development in areas related to telecommunications for AT&T Corp.). Director of Core States Financial Corporation, Core States/New Jersey National Bank, New Jersey Resources Corporation and Sealed Air Corporation. Trustee of Massachusetts Institute of Technology.

     IRWIN LERNER has been a director since July 20, 1993. Was previously a director from 1981 to February 1988. Age 64. Director of Enterprise. Was Chairman, Board of Directors and Executive Committee from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992 of Hoffmann-La Roche Inc., Nutley, New Jersey (manufactures pharmaceuticals, vitamins, fine chemicals and provides home health care and diagnostic products and services). Director of Humana Inc. and Affymax, N.V.

     JAMES C. PITNEY has been a director since July 20, 1993. Was previously a director from 1979 to February 1988. Age 68. Member of Executive Committee. Director of Enterprise. Has been a partner in the law firm of Pitney, Hardin, Kipp & Szuch, Morristown, New Jersey, since 1958, Director of Tri-Continental Corporation and sixteen funds of the Seligman family of funds.

Executive Officers of the Registrants

     The following table sets forth certain information concerning the executive officers of Enterprise and PSE&G, respectively.

                            AGE                                              EFFECTIVE DATE
                        DECEMBER 31,                                          FIRST ELECTED
          NAME              1994                   OFFICE                   TO PRESENT POSITION
- ------------------------------------ ---------------------------------- -------------------------
E. James Ferland........      52     Chairman of the Board, President   July 1986 to present
                                       and Chief Executive Officer
                                       (Enterprise)
                                     Chairman of the Board and Chief    July 1986 to present
                                       Executive Officer (PSE&G)
                                       President (PSE&G)                June 1986 to September 1991
                                     Chairman of the Board and Chief    June 1989 to present
                                       Executive Officer (EDHI)

Lawrence R. Codey.......      50     President and Chief Operating      September 1991 to present
                                       Officer (PSE&G)
                                     Senior Vice President -- Electric  January 1989 to September 1991
                                       (PSE&G)

Robert C. Murray........      49     Vice President and Chief Financial January 1992 to present
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

Patricia A. Rado........      52     Vice President and Controller      April 1993 to present
                                       (Enterprise)
                                     Vice President and Controller      April 1993 to present
                                       (PSE&G)
                                     Controller of Yankee Energy        July 1989 to April 1993
                                       Systems Inc.

Paul H. Way.............      57     President, Chief Operating         February 1993 to present
                                       Officer and Director (EDHI)
                                     Senior Vice President (EDHI)       June 1992 to February 1993

                                     Senior Vice President --           April 1988 to
                                       Corporate Performance (PSE&G)    June 1992

R. Edwin Selover........      49     Vice President and General         April 1988 to present
                                       Counsel (Enterprise)
                                     Senior Vice President and General  January 1988 to present
                                       Counsel (PSE&G)

Francis J. Riepl........      58     Treasurer (Enterprise)             March 1987 to present
                                     Vice President and Treasurer       March 1987 to present
                                       (PSE&G)
Harold W. Borden, Jr....      50     Senior Vice President -- External  January 1990 to present
                                       Affairs (PSE&G)

Thomas M. Crimmins, Jr. .     51     Senior Vice President --           September 1991 to present
                                       Customer Operations (PSE&G)
                                     Vice President -- Nuclear          May 1989 to
                                       Engineering (PSE&G)              September 1991


                            AGE                                              EFFECTIVE DATE
                        DECEMBER 31,                                          FIRST ELECTED
          NAME              1994                   OFFICE                   TO PRESENT POSITION
- ------------------------------------ ---------------------------------- -------------------------
Robert J. Dougherty, Jr.     43      Senior Vice President -- Electric  September 1991 to present
                                       (PSE&G)
                                     Senior Vice President -- Customer  September 1989 to
                                       Operations (PSE&G)               September 1991

Leon R. Eliason              55      Chief Nuclear Officer and          October 1994 to
                                       President - Nuclear Business     present
                                       Unit (PSE&G)

                                     President, Power Supply Business   January 1993 to
                                       Unit, Northern States Power      September 1994

                                     Vice President, Nuclear Genera-    July 1990 to
                                       tion, Northern States Power      January 1993

                                     General Manager, Nuclear Opera-    1980 to June 1990
                                       tions, Prairie Island and Monti-
                                       cello Nuclear Station, Northern
                                       States Power

Rudolph D. Stys.........     59      Senior Vice President -- Gas       January 1989 to present
                                       (PSE&G)



ITEM 11.  EXECUTIVE COMPENSATION

  ENTERPRISE

     The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1995, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1995 and such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1994 is set forth below. Amounts shown were paid or awarded for all services rendered to Enterprise and its subsidiaries and affiliates including PSE&G.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                 ---------------------
                                        ANNUAL COMPENSATION        AWARDS      PAYOUTS
                                      -----------------------    ---------    ---------
                                                                  SECURITIES
                                                 BONUS/ANNUAL     UNDERLYING    LTIP        ALL OTHER
                                      SALARY      INCENTIVE        OPTIONS     PAYOUTS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR      $(1)      AWARD($)(2)        (#)(3)      ($)(4)        ($)(5)
- ---------------------------  ----     -------    ------------     ----------   -------     ------------
E. James Ferland...........  1994     652,492        (6)             5,400     127,140         5,628
Chairman of the Board,       1993     622,606       265,316          5,800      28,072         7,678
President and CEO of         1992     620,691       244,759          5,600      27,588         7,610
Enterprise

Lawrence R. Codey..........  1994     398,468         (6)            2,500      48,900         5,351
President and Chief          1993     378,545       109,585          2,800       9,570         6,981
Operating Officer of PSE&G   1992     336,208       102,919          2,700       6,270         6,789

Robert C. Murray...........  1994     303,832        50,000(6)(7)    1,800      26,895         4,944
Vice President and Chief     1993     288,889       154,032(6)(8)    2,000       3,190         7,264
Financial Officer of         1992     263,410        70,463          3,200           0         5,064
Enterprise and
Senior Vice President-
Finance and Chief Financial
Officer of PSE&G

Robert J. Dougherty, Jr. ..  1994     273,946        (6)             1,800      26,895         4,227
Senior Vice President-       1993     259,004        65,703          2,000       5,104         6,341
Electric of PSE&G            1992     222,415        59,916          1,600           0         5,995

R. Edwin Selover...........  1994     241,074        (6)             1,300      29,340         5,512
Vice President and General   1993     231,113        51,040          1,400           0         7,594
Counsel of Enterprise and    1992     228,621        44,914          1,300           0         7,576
Senior Vice President and
General Counsel of PSE&G


(1)  Due to pay schedules, 1992 amounts reflect one additional pay period per individual compared to 1994 and 1993.

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

(3)  Granted under Long-Term Incentive Plan (LTIP) in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of
     Enterprise in comparison to other companies and dividend payments by Enterprise, to assist officers in exercising options granted. The grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time.

(4)  Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents, each as measured during three-year period ending the year prior to the year in which payment is made.

(5)  Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:

                               FERLAND           CODEY           MURRAY        DOUGHERTY         SELOVER
                            --------------   --------------   -------------  -------------   ---------------
                            THRIFT   MICP    THRIFT   MICP    THRIFT   MICP  THRIFT   MICP   THRIFT    MICP
                              $       $        $        $       $       $       $      $       $         $
                            ------   -----   ------   -----   ------   ----  ------   ----   ------   ------
          1994............   3,751   1,877    4,197   1,154    4,504   440    3,752   475     4,506    1,006
          1993............   5,900   1,778    5,896   1,085    7,078   186    5,907   434     6,630      964
          1992............   5,725   1,885    5,725   1,064    5,064     0    5,562   433     6,588      988

(6)  The 1994 MICP award amount has not yet been determined. The target award is 40% of salary for Mr. Ferland,
     30% for Mr. Codey, 25% for Messrs. Murray and Dougherty and 20% for Mr. Selover. The target award is adjusted to reflect Enterprise's comparative return on capital, PSE&G's comparative electric and gas costs and individual performance.

(7)  Amount paid pursuant to Mr. Murray's employment agreement.

(8)  Includes $75,000 paid pursuant to Mr. Murray's employment agreement.

                    OPTION GRANTS IN LAST FISCAL YEAR (1994)



                                          INDIVIDUAL GRANTS                   POTENTIAL REALIZABLE
                          -------------------------------------------------- VALUE AT ASSUMED ANNUAL
                           NUMBER OF    % OF TOTAL                            RATES OF STOCK PRICE
                          SECURITIES     OPTIONS                             APPRECIATION FOR OPTION
                          UNDERLYING    GRANTED TO   EXERCISE OR                     TERM(2)
                            OPTIONS    EMPLOYEES IN  BASE PRICE   EXPIRATION -----------------------
          NAME            GRANTED(1)   FISCAL YEAR     ($/SH)        DATE    0%($)   5%($)   10%($)
- ------------------------- -----------  ------------  -----------  ---------- -----  -------  -------
E. James Ferland.........    5,400         28.1         31.375      1/04/94    0    106,550  270,020
Lawrence R. Codey........    2,500         13.0         31.375      1/04/94    0     49,329  125,009
Robert C. Murray.........    1,800          9.4         31.375      1/04/94    0     35,517   90,007
Robert J. Dougherty,
  Jr.....................    1,800          9.4         31.375      1/04/94    0     35,517   90,007
R. Edwin Selover.........    1,300          6.8         31.375      1/04/94    0     25,651   65,005

(1) Granted under LTIP in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent on future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist individuals in exercising options, with exercisability commencing January 1, 1997.  Cash payment is made, based on the value, if any, of performance units awarded and dividend equivalents accrued, if any, as measured during the three-year period ending the year prior to the year in which payment, if any, is made, only if the specified performance level is achieved, dividend equivalents have accrued and options are exercised.

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

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1994) AND
                    FISCAL YEAR-END OPTION VALUES (12/31/94)


VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
                            SHARES                OPTIONS AT FY-END(#)(1)        AT FY-END($)(3)
                           ACQUIRED     VALUE    -------------------------- --------------------------
                          ON EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
          NAME              (#)(1)      ($)(2)       (#)           (#)          ($)           ($)
- ------------------------- -----------  --------  -----------  ------------- -----------  -------------
E. James Ferland.........    5,200      19,874          0         16,800            0             0
Lawrence R. Codey........    2,000       6,500        700          8,000        1,575             0
Robert C. Murray.........    1,100       2,200          0          5,400            0             0
Robert J. Dougherty, Jr..    1,100           0          0          5,400            0             0
R. Edwin Selover.........    1,200       3,450      2,200          4,000        2,700             0

(1) Does not reflect any options granted and/or exercised after year-end (12/31/94). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and
    Management.

(2) Represents difference between exercise price and market price of Enterprise Common Stock on date of exercise.

(3) Represents difference between market price of Enterprise Common Stock and the respective exercise prices of the options at fiscal year-end (12/31/94).  Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of
    Enterprise Common Stock at the time of any such exercise and thus are dependent upon future performance of
    Enterprise Common Stock.

Employment Contracts and Arrangements

     Employment agreements were entered into with Messrs. Ferland and Murray at the time of their employment. For Mr. Ferland, the remaining applicable provisions of these agreements provide for additional credited service for pension purposes in the amount of 22 years. The principal remaining applicable terms of the agreement with Mr. Murray provide for payment of severance in the amount of one year's salary, if discharged without cause during his first five years of employment, for a lump sum cash payment of $25,000 in 1995 to align Mr. Murray with MICP payments for other executive officers, and additional years of credited service for pension purposes for allied work experience of five years after completion of five years of employment, and up to fifteen years after completion of ten years of service.

Compensation Committee Interlocks and Insider Participation

     PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of Enterprise. Hence, during 1994 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

Compensation of Directors and Certain Business Relationships

     A director who is not an officer of Enterprise or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $22,000 and a fee of $1,200 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to Enterprise, PSE&G or EDHI. Each of the directors of PSE&G is also a director of Enterprise. No additional retainer is paid for service as a director of PSE&G. Effective July 1, 1994, 50 percent of the annual retainer is payable each January in Enterprise Common Stock for the twelve-month period beginning the preceding July 1 and ending the following June 30.

     Enterprise has a Retirement Plan for outside directors. Under this Plan, directors with five years of service who have not been employees of Enterprise or its subsidiaries, who leave service after age 65, or for disability, receive an annual retirement benefit payable for life equal to the annual Board retainer in effect at the time the director's service terminates. The benefit payment is prorated for directors with less than 10 years of service on the Board.

     During 1994, Dr. Shirley A. Jackson, a director of Enterprise and PSE&G, was the liaison member for the Board of Directors on and Chair of PSE&G's Nuclear Oversight Committee (NOC). The NOC met three times during 1994, with two meetings lasting two days and one meeting lasting three days. In accordance with the compensation policy for all NOC members, Dr. Jackson received an annual retainer of $28,000 and $1,000 per day for each NOC meeting attended.

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

     Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 120% of the average annual salary for such five year period. Messrs. Ferland, Codey, Murray, Dougherty and Selover will have accrued approximately 48, 41, 39, 48 and 43 years of credited service, respectively, as of age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Enterprise

     The information required by Item 12 of Form 10-K with respect to directors and executive officers is set forth under the heading 'Security Ownership of Directors and Management' in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1995 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1995 and such information set forth under such heading is incorporated herein by this reference thereto.

     PSE&G

     All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, Enterprise, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

     The following table sets forth beneficial ownership of Enterprise Common Stock, including options, by the directors and executive officers named below as of January 31, 1995. None of these amounts exceed 1% of the Enterprise Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.

                                                     AMOUNT AND NATURE OF
                         NAME                        BENEFICIAL OWNERSHIP
   -----------------------------------------------   --------------------
   Lawrence R. Codey..............................         18,611(1)
   Robert J. Dougherty, Jr. ......................         10,147(2)
   E. James Ferland...............................         56,335(3)
   Raymond V. Gilmartin...........................          1,415
   Shirley A. Jackson.............................          1,488
   Irwin Lerner...................................          3,996
   Robert C. Murray...............................         11,555(4)
   James C. Pitney................................          3,154
   R. Edwin Selover...............................         11,191(5)
   All directors and executive officers (15)
     as a group...................................        148,561(6)

- ---------------

(1) Includes options to purchase 11,500 additional shares, 3,400 of which are currently exercisable.

(2) Includes the equivalent of 639 shares held under Thrift and Tax-Deferred Savings Plan. Include options to purchase 7,400 additional shares, 1,600 of which are currently exercisable.

(3) Includes the equivalent of 8,788 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase 22,600 additional shares, 5,600 of which are currently exercisable.

(4) Includes the equivalent of 555 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase 7,400 additional shares, 1,600 of which are currently exercisable.

(5) Disclaims beneficial ownership of 273 shares. Includes options to purchase 7,600 additional shares, 3,500 of which are currently exercisable.

(6) Includes 275 shares owned by relatives as to which beneficial ownership is disclaimed. Also includes the equivalent of 10,699 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase 78,400 additional shares, of which 21,000 are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Enterprise

     The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1995, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1995. Such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements:

          (1) Enterprise Consolidated Statements of Income for the years ended December 31, 1994, 1993, and 1992, on page 83.

              Enterprise Consolidated Balance Sheets for the years ended December 31, 1994 and 1993, on pages 84 and 85.

              Enterprise Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 on page 86.

              Enterprise Statements of Retained Earnings for the years ended December 31, 1994, 1993 and 1992 on page 87.

              Enterprise Notes to Consolidated Financial Statements on pages 93 through 131.

          (2) PSE&G Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992, on page 88.

              PSE&G Consolidated Balance Sheets for the years ended December 31, 1994 and 1993, on pages 89 and 90.

              PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992 on page 91.

              PSE&G Statements of Retained Earnings for the years ended December 31, 1994, 1993 and 1992 on page 92.

              PSE&G Notes to Consolidated Financial Statements on pages 132 through 135.

     (b) The following documents are filed as a part of this report:

          (1) Enterprise Financial Statement Schedules:

               Schedule VIII -- Valuation and Qualifying Accounts for each of the three years in the period ended
                                December 31, 1994 (page 149).

          (2) PSE&G Financial Statement Schedules:

              Schedule VIII -- Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1994 (page 150).

         Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (c) The following exhibits are filed herewith:

        (1) Enterprise:

            [S]         [C]
             4b(4)   -- Indenture dated November 1, 1994
            10a(15)  -- Letter Agreement, as amended, with
                          Leon R. Eliason dated September 14, 1994
            12       -- Computation of Ratios of Earnings to Fixed Charges.
            21       -- Subsidiaries of Registrant.
            23       -- Independent Auditors' Consent.
            27       -- Financial Data Schedule

               (See Exhibit Index on pages 153 through 159).

        (2) PSE&G:

            [S]         [C]
             3b      -- Copy of By-Laws of PSE&G, as in effect
                          September 1, 1994
             4b(4)   -- Indenture dated November 1, 1994
            10a(14)  -- Letter Agreement, as amended, with
                          Leon R. Eliason dated September 14, 1994
            12(a)    -- Computation of Ratios of Earnings to Fixed Charges.
            12(b)    -- Computation of Ratios of Earnings to Fixed Charges
                           Plus Preferred Stock Dividend Requirements.
            23       -- Independent Auditors' Consent.
            27       -- Financial Data Schedule

                  (See Exhibit Index on page 153 and pages 160 through 165).

     (d) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1994 and the 1995 period covered by this report under Item 5:


     REGISTRANT          DATE OF REPORT               ITEM REPORTED
- -------------------    -----------------   --------------------------------
Enterprise and PSE&G    October 6, 1994     Item 5. Other Events (NRC fine
                                            for the Salem Unit No. 1 event
                                            and electric Levelized Energy
                                            Adjustment Charge).


                                                                                           SCHEDULE VIII

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                              YEARS ENDED DECEMBER 31, 1994 -- DECEMBER 31, 1992

- ----------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                           ----------------------------------
CHARGED TO
                                            BALANCE AT      CHARGED TO          CHARGED TO                         BALANCE AT
                                           BEGINNING OF     COST AND          OTHER ACCOUNTS-    DEDUCTIONS-         END OF
                DESCRIPTION                   PERIOD        EXPENSES             DESCRIBE         DESCRIBE           PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            (THOUSANDS OF DOLLARS)
1994
Allowance for Doubtful Accounts...........    $ 27,932       $ 50,140           $    --          $37,157(A)       $ 40,915
                                            ============    ==========      ===============    ===========       ==========

Discount on Property Abandonments.........    $ 16,263       $   --             $   --           $ 4,840(B)       $ 11,423
                                            ============    ==========      ===============    ===========       ==========
Valuation Allowances......................    $ 34,703       $  6,827           $ 4,500          $ 5,662          $ 40,368
                                            ============    ==========      ===============    ===========       ==========
Inventory Valuation Reserve...............    $  8,525       $  9,675           $   --           $   --           $ 18,200


1993
Allowance for Doubtful Accounts...........    $ 24,059       $ 31,625           $   --           $27,752(A)       $ 27,932
                                            ============    ==========      ===============    ===========       ==========

Discount on Property Abandonments.........    $ 21,951       $     --           $   --           $ 5,688(B)       $ 16,263
                                            ============    ==========      ===============    ===========       ==========

Valuation Allowances......................    $ 21,509       $ 17,887           $   --           $ 4,693          $ 34,703
                                            ============    ==========      ===============    ===========       ==========
Inventory Valuation Reserve...............    $   --         $  8,525           $   --           $   --           $  8,525


1992
Allowance for Doubtful Accounts...........    $ 21,241       $ 29,488           $   --           $26,670(A)       $ 24,059
                                            ==========      =========       ===============    ===========       ==========

Discount on Property Abandonments.........    $ 31,567       $   --             $   --           $ 9,616(B)       $ 21,951
                                            ============    ==========      ===============    ===========       ==========

Valuation Allowances......................    $ 16,696       $ 42,859           $   --           $38,046          $ 21,509
                                            ============    ==========      ===============    ===========       ==========
Inventory Valuation Reserve...............    $   --         $   --             $   --           $   --           $   --

NOTES:

     (A) Accounts Receivable/Investments written off.

     (B) Amortization of discount to income.


                                                                                           SCHEDULE VIII

                                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                              YEARS ENDED DECEMBER 31, 1994 -- DECEMBER 31, 1992


- ----------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                           ----------------------------------
CHARGED TO
                                            BALANCE AT      CHARGED TO          CHARGED TO                         BALANCE AT
                                           BEGINNING OF     COST AND          OTHER ACCOUNTS-    DEDUCTIONS-         END OF
                DESCRIPTION                   PERIOD        EXPENSES             DESCRIBE         DESCRIBE           PERIOD
- ----------------------------------------------------------------------------------------------------------------------------
                                                                            (THOUSANDS OF DOLLARS)
1994
Allowance for Doubtful Accounts...........    $ 27,932       $ 50,140           $    --          $37,157(A)       $ 40,915
                                            ============    ==========      ===============    ===========       ==========

Discount on Property Abandonments.........    $ 16,263       $   --             $    --          $ 4,840(B)       $ 11,423
                                            ============    ==========      ===============    ===========       ==========
Inventory Valuation Reserve...............    $  8,525       $  9,675           $    --          $   --           $ 18,200


1993
Allowance for Doubtful Accounts...........    $ 24,059       $ 31,625           $    --          $27,752(A)       $ 27,932
                                            ============    ==========      ===============    ===========       ==========

Discount on Property Abandonments.........    $ 21,951       $   --             $    --          $ 5,688(B)       $ 16,263
                                            ============    ==========      ===============    ===========       ==========

Inventory Valuation Reserve...............    $   --         $  8,525           $    --          $   --           $  8,525


1992
Allowance for Doubtful Accounts...........    $ 21,241       $ 29,488           $    --          $26,670(A)       $ 24,059
                                            ============    ==========      ===============    ===========       ==========

Discount on Property Abandonments.........    $ 31,567       $   --             $    --          $ 9,616(B)       $ 21,951
                                            ============    ==========      ===============    ===========       ==========
Inventory Valuation Reserve...............    $   --         $   --             $    --          $   --           $   --


NOTES:

     (A) Accounts Receivable/Investments written off.

     (B) Amortization of discount to income.


                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLIC SERVICE ENTERPRISE GROUP
                                         INCORPORATED

                                       By       E. JAMES FERLAND
                                          -------------------------------
                                                E. James Ferland
                                         Chairman of the Board, President
Date:  February 23, 1995                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                     DATE
            ---------                       -----                     ----
        E. JAMES FERLAND
- --------------------------------   Chairman of the Board,        February 23, 1995
           E. James Ferland             President and Chief
                                     Executive Officer and
                                     Director (Principal
                                     Executive Officer)
        ROBERT C. MURRAY
- --------------------------------   Vice President and Chief      February 23, 1995
        Robert C. Murray             Financial Officer
                                     (Principal Financial
                                     Officer)
        PATRICIA A. RADO
- --------------------------------   Vice President and            February 23, 1995
        Patricia A. Rado             Controller (Principal
                                     Accounting Officer)

        LAWRENCE R. CODEY
- --------------------------------   Director                      February 23, 1995
        Lawrence R. Codey

        ERNEST H. DREW
- --------------------------------   Director                      February 23, 1995
        Ernest H. Drew


        T. J. DERMOT DUNPHY
- --------------------------------   Director                      February 23, 1995
        T. J. Dermot Dunphy


        RAYMOND V. GILMARTIN
- --------------------------------   Director                      February 23, 1995
        Raymond V. Gilmartin


        SHIRLEY A. JACKSON
- --------------------------------   Director                      February 23, 1995
        Shirley A. Jackson


        IRWIN LERNER
- --------------------------------   Director                      February 23, 1995
        Irwin Lerner


        MARILYN M. PFALTZ
- --------------------------------   Director                      February 23, 1995
        Marilyn M. Pfaltz


        JAMES C. PITNEY
- --------------------------------   Director                      February 23, 1995
        James C. Pitney


        RICHARD J. SWIFT
- --------------------------------   Director                      February 23, 1995
        Richard J. Swift

        JOSH S. WESTON
- --------------------------------   Director                      February 23, 1995
        Josh S. Weston

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLIC SERVICE ELECTRIC AND GAS
                                         COMPANY

                                       By       E. JAMES FERLAND
                                          -------------------------------
                                                E. James Ferland
                                             Chairman of the Board and
                                             Chief Executive Officer
Date: February 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                     DATE
            ---------                       -----                     ----

        E. JAMES FERLAND
- --------------------------------   Chairman of the Board and     February 23, 1995
        E. James Ferland             Chief Executive Officer
                                     and Director (Principal
                                     Executive Officer)


        LAWRENCE R. CODEY
- --------------------------------   President and Chief           February 23, 1995
        Lawrence R. Codey            Operating Officer and
                                     Director


        ROBERT C. MURRAY
- --------------------------------   Senior Vice President -       February 23, 1995
        Robert C. Murray             Finance and Chief
                                     Financial Officer
                                     (Principal Financial
                                     Officer)


        PATRICIA A. RADO
- --------------------------------   Vice President and            February 23, 1995
        Patricia A. Rado             Controller (Principal
                                     Accounting Officer)


        RAYMOND V. GILMARTIN
- --------------------------------   Director                      February 23, 1995
        Raymond V. Gilmartin



        SHIRLEY A. JACKSON
- --------------------------------   Director                      February 23, 1995
        Shirley A. Jackson



        IRWIN LERNER
- --------------------------------   Director                      February 23, 1995
        Irwin Lerner



        JAMES C. PITNEY
- --------------------------------   Director                      February 23, 1995
        James C. Pitney

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

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(82)     (b)  4            (b)  4            September 1, 1993 (No. 2)
                 12/1/93           12/1/93
 4a(83)     (b)  4            (b)  4            November 1, 1993
                 12/1/93           12/1/93
 4a(84)     (a)  4            (a)  4            February 1, 1994
                 2/3/94            2/14/94
 4a(85)     (a)  4            (a)  4            March 1, 1994 (No. 1)
                 3/15/94           3/16/94
 4a(86)     (a)  4            (a)  4            March 1, 1994 (No. 2)
                 3/15/94           3/16/94
 4a(87)     (d)  4            (d)  4            May 1, 1994
                 11/8/94           12/2/94
 4a(88)     (d)  4            (d)  4            June 1, 1994
                 11/8/94           12/2/94
 4a(89)     (d)  4            (d)  4            August 1, 1994
                 11/8/94           12/2/94
 4a(90)     (d)  4            (d)  4            October 1, 1994 (No. 1)
                 11/8/94           12/2/94
 4a(91)     (d)  4            (d)  4            October 1, 1994 (No. 2)
                 11/8/94           12/2/94
 4b(1)      (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                   2/18/81      Company, as Trustee (Midlantic National Bank,
                                                Successor Trustee) dated July 1, 1948, providing
                                                for 6% Debenture Bonds due 1998

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

4b(4)                                           Indenture between PSE&G and First Fidelity Bank,
                                                National Association, as Trustee, dated November 1,
                                                1994, providing for Deferrable Interest Subordinated
                                                Debentures in Series

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

10a(5)(i)   (c)  10b(5)       (c)  10b(5)       Limited Supplemental Death Benefits and
                 3/31/83           4/8/83       Retirement Plan

10a(5)(ii)  (c)  10a(5)(ii)   (c)  10a(5)(ii)   Limited Supplemental Benefits Plan for Certain
                 2/25/94           3/1/94       Employees

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

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------

10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(11)      (c)  10a(11)      Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Paul H. Way dated March
                 2/10/93           2/11/93      28, 1988
10a(12)     (c)  10a(13)      (c)  10a(13)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(13)     (c)  10a(15)      (c)  10a(15)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(14)     (c)  10a(14)      (c)  10a(14)      Letter agreement with Patricia A. Rado dated
                 2/26/94           3/9/94       March 24, 1993
10a(15)                                         Letter Agreement, as amended, with Leon R. Eliason
                                                dated September 14, 1994
11                                              Inapplicable
12                                              Computation of Ratios of Earnings to Fixed
                                                Charges
13                                              Inapplicable
16                                              Inapplicable
18                                              Inapplicable
21                                              Subsidiaries of the Registrant
22                                              Inapplicable
23                                              Independent Auditors' Consent
24                                              Inapplicable
27                                              Financial Data Schedule
28                                              Inapplicable
99                                              Inapplicable

                                     PSE&G

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 3a(1)      (b)  3a           (b)  3a           Restated Certificate of Incorporation of PSE&G,
                 8/28/86           8/29/86      effective May 1, 1986
 3a(2)      (c)  3a(2)        (c)  3a(2)        Certificate of Amendment of Certificate of
                                   4/10/87      Restated Certificate of Incorporation of PSE&G
                                                filed February 18, 1987 with the State of New
                                                Jersey adopting limitations of liability
                                                provisions in accordance with an amendment to
                                                New Jersey Business Corporation Act
 3a(3)      (a)  3(a)3        (a)  3(a)3        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed June 17, 1992
                                                with the State of New Jersey, establishing the
                                                7.44% Cumulative Preferred Stock ($100 Par) as a
                                                series of the Preferred Stock
 3a(4)      (a)  3(a)4        (a)  3(a)4        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed March 11, 1993
                                                with the State of New Jersey, establishing the
                                                5.97% Cumulative Preferred Stock ($100 Par) as a
                                                series of Preferred Stock
 3a(5)      (a)  3(a)5        (a)  3(a)5        Certificate of Amendment of Restated Certificate
                 2/3/94            2/14/94      of Incorporation of PSE&G filed January 27, 1994
                                                with the State of New Jersey, establishing the
                                                6.92% Cumulative Preferred Stock ($100 Par) and
                                                the 6.75% Cumulative Preferred Stock -- $25 Par as
                                                series of Preferred Stock
 3b                                             Copy of By-Laws of PSE&G, as in effect September 1,
                                                1994
 4a(1)      (f)  B-1          (c)  4b(1)        Indenture between PSE&G and Fidelity Union Trust
                                   2/18/81      Company, (now First Fidelity Bank, National
                                                Association), as Trustee, dated August 1, 1924,
                                                securing First and Refunding Mortgage Bonds
                                                Indentures between PSE&G and First Fidelity
                                                Bank, National Association, as Trustee,
                                                supplemental to Exhibit 4a(1), dated as follows:
 4a(2)      (i)  7(1a)        (c)  4b(2)        April 1, 1927
                                   2/18/81
 4a(3)      (k)  2b(3)        (c)  4b(3)        June 1, 1937
                                   2/18/81
 4a(4)      (k)  2b(4)        (c)  4b(4)        July 1, 1937
                                   2/18/81
 4a(5)      (k)  2b(5)        (c)  4b(5)        December 19, 1939
                                   2/18/81
 4a(6)      (g)  B-10         (c)  4b(6)        March 1, 1942
                                   2/18/81
 4a(7)      (k)  2b(7)        (c)  4b(7)        June 1, 1949
                                   2/18/81
 4a(8)      (k)  2b(8)        (c)  4b(8)        May 1, 1950
                                   2/18/81

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

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
 4a(75)     (a)  4            (a)  4            March 1, 1993
                 3/17/93           3/18/93
 4a(76)     (b)  4            (a)  4            May 1, 1993
                 5/27/93           5/28/93
 4a(77)     (a)  4            (a)  4            May 1, 1993 (No. 2)
                 5/25/93           5/25/93
 4a(78)     (a)  4            (a)  4            May 1, 1993 (No. 3)
                 5/25/93           5/25/93
 4a(79)     (b)  4            (b)  4            July 1, 1993
                 12/1/93           12/1/93
 4a(80)     (a)  4            (a)  4            August 1, 1993
                 8/3/93            8/3/93
 4a(81)     (b)  4            (b)  4            September 1, 1993
                 12/1/93           12/1/93
 4a(82)     (a)  4            (a)  4            September 1, 1993 (No. 2)
                 12/1/93           12/1/93
 4a(83)     (b)  4            (b)  4            November 1, 1993
                 12/1/93           12/1/93
 4a(84)     (a)  4            (a)  4            February 1, 1994
                 2/3/94            2/14/94
 4a(85)     (a)  4            (a)  4            March 1, 1994 (No. 1)
                 3/15/94           3/16/94
 4a(86)     (a)  4            (a)  4            March 1, 1994 (No. 2)
                 3/15/94           3/16/94
 4a(87)     (d)  4            (d)  4            May 1, 1994
                 11/8/94           12/2/94
 4a(88)     (d)  4            (d)  4            June 1, 1994
                 11/8/94           12/2/94
 4a(89)     (d)  4            (d)  4            August 1, 1994
                 11/8/94           12/2/94
 4a(90)     (d)  4            (d)  4            October 1, 1994 (No. 1)
                 11/8/94           12/2/94
 4a(91)     (d)  4            (d)  4            October 1, 1994 (No. 2)
                 11/8/94           12/2/94
 4b(1)      (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                   2/18/81      Company, as Trustee, (Midlantic National Bank,
                                                Successor Trustee) dated July 1, 1948, providing
                                                for 6% Debenture Bonds due 1998
 4b(2)      (l)  2c(8)        (c)  4c(8)        Indenture between PSE&G and the Chase Manhattan
                                   2/18/81      Bank (National Association), as Trustee, dated
                                                August 15, 1971, providing for 7 3/4% Debenture
                                                Bonds due 1996
 4b(3)      (b)  4            (b)  4            Indenture of Trust between the Company and The
                 12/1/93           12/1/93      Chase Manhattan Bank (National Association), as
                                                Trustee, providing for Secured Medium-Term Notes
                                                dated July 1, 1993
 4b(4)                                          Indenture between PSE&G and First Fidelity Bank,
                                                National Association, as Trustee, dated November 1,
                                                1994, providing for Deferrable Interest Subordinated
                                                Debentures in Series
 9                                              Inapplicable
10a(1)      (c)  10c(1)       (c)  10c(1)       Directors' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(2)      (c)  10c(2)       (c)  10c(2)       Officers' Deferred Compensation Plan
                 3/17/82           3/19/82
                                                Supplemental Benefits Plan for Certain
                 2/25/94           3/1/94       Employees

               EXHIBIT NUMBER
- --------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
- ---------   --------------    --------------
10a(3)      (c)  10c(3)       (c)  10c(3)       Supplemental Death Benefits Plan for officers
                 3/17/82           3/19/82
10a(4)      (c)  10c(4)       (c)  10c(4)       Description of additional retirement for certain
                 3/17/82           3/19/82      officers
10a(5)(i)   (c)  10b(5)       (c)  10b(5)       Limited Supplemental Death Benefits and
                 3/31/83           4/8/83       Retirement Plan
10a(5)(ii)  (c)  10a(5)(ii)   (c)  10a(5)(ii)   Limited S-----
10a(6)(i)   (c)  10a(6)       (c)  10a(6)       Description of additional retirement benefits
                 3/10/87           4/16/87      for certain officers
10a(6)(ii)  (c)  10a(6)(1)    (c)  10a(6)(1)    Description of additional retirement benefit for
                 3/30/90           3/30/90      certain officers.
10a(6)(iii) (c)  10a(6)(2)    (c)  10a(6)(2)    Description of additional retirement benefit for
                 3/30/92           4/27/92      a certain officer.
10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(9)       (c)  10a(9)       Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(10)      (c)  10a(10)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(12)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(13)     (c)  10a(13)      (c)  10a(13)      Letter agreement with Patricia A. Rado dated
                 2/26/94           3/9/94       March 24, 1993.
10a(14)                                         Letter Agreement, as amended, with Leon R. Eliason
                                                dated September 14, 1994
11                                              Inapplicable
12(a)                                           Computation of Ratios of Earnings to Fixed
                                                Charges
12(b)                                           Computation of Ratios of Earnings to Fixed
                                                Charges Plus Preferred Stock Dividend
                                                Requirements
13                                              Inapplicable
16                                              Inapplicable
19                                              Inapplicable
21                                              Inapplicable
22                                              Inapplicable
23                                              Independent Auditors' Consent
24                                              Inapplicable
27                                              Financial Data Schedule
28                                              Inapplicable
99                                              Inapplicable