Form 10-Q
period 1995-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1995-05-12
CIK 788784, 81033

=============================================================================

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                     Commission file number 1-9120

              Public Service Enterprise Group Incorporated
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                       22-2625848
- -------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

80 Park Plaza, P. O. Box 1171, Newark, New Jersey              07101-1171
- -------------------------------------------------             ------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------
                    Commission file number 1-973

               Public Service Electric and Gas Company
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          New Jersey                                        22-1212800
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

80 Park Plaza, P. O. Box 570, Newark, New Jersey               07101-0570
- ------------------------------------------------              ------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x        No
                                                  ----        ----

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

             Class                        Outstanding at April 30, 1995
             -----                        -----------------------------
   Common Stock, without par value                  244,697,930

     As of April 30, 1995, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
============================================================================

                           TABLE OF CONTENTS
                           -----------------
                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three and
     Twelve Months Ended March 31, 1995 and 1994 ....................  1

     Consolidated Balance Sheets as of March 31, 1995, 1994
     and December 31, 1994 ..........................................  2

     Consolidated Statements of Cash Flows for the Three and
     Twelve Months Ended March 31, 1995 and 1994 ....................  4

     Consolidated Statements of Retained Earnings for the
     Three and Twelve Months Ended March 31, 1995 and 1994 ..........  5

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three and
     Twelve Months Ended March 31, 1995 and 1994 ....................  6

     Consolidated Balance Sheets as of March 31, 1995,
     1994 and December 31, 1994 .....................................  7

     Consolidated Statements of Cash Flows for the Three and
     Twelve Months Ended March 31, 1995 and 1994 ....................  9

     Consolidated Statements of Retained Earnings for the
     Three and Twelve Months Ended March 31, 1995 and 1994 .......... 10

  Notes to Consolidated Financial Statements - Enterprise............ 11

  Notes to Consolidated Financial Statements - PSE&G................. 18


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                Enterprise .......................................... 19
                PSE&G ............................................... 37

                           TABLE OF CONTENTS
                           -----------------

                                                                     Page
                                                                     ----
PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ........................................ 39

  Item 4.  Submission of Matters to a Vote of
           Security Holders ......................................... 39

  Item 5.  Other Information ........................................ 40

  Item 6.  Exhibits and Reports on Form 8-K ......................... 43

  Signatures - Public Service Enterprise Group Incorporated ......... 44

  Signatures - Public Service Electric and Gas Company .............. 44

                                GLOSSARY OF TERMS

 The following is a glossary of frequently used abbreviations or acronyms that are found in this report:


           TERM                             MEANING
 -----------------------  ----------------------------------------------
 AFDC...................  Allowance for Funds used During Construction
 BPU....................  New Jersey Board of Public Utilities
 Capital................  PSEG Capital Corporation
 CEA....................  Community Energy Alternatives Incorporated
 DSM....................  Demand Side Management
 DSM Plan...............  DSM Incentive Resource Plan
 EBIT...................  Earnings before interest and taxes
 EDC....................  Energy Development Corporation
 EDHI...................  Enterprise Diversified Holdings Incorporated
 EGDC...................  Enterprise Group Development Corporation
 Enterprise.............  Public Service Enterprise Group Incorporated
 EPA....................  United States Environmental Protection Agency
 EPACT..................  Energy Policy Act
 Fault Act..............  New Jersey Public Utility Accident
                            Fault Determination Act
 FERC...................  Federal Energy Regulatory Commission
 Fuelco.................  PSE&G Fuel Corporation
 Funding................  Enterprise Capital Funding Corporation
 IRP....................  Integrated Electric Resource Plan
 Hope Creek.............  Hope Creek Nuclear Generating Station
 KWH....................  Kilowatthours
 LEAC...................  Electric Levelized Energy Adjustment Clause
 LGAC...................  Levelized Gas Adjustment Charge
 MD&A...................  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations
 MIPS...................  Monthly Income Preferred Securities
 Mortgage...............  First and Refunding Mortgage of PSE&G
 MTNs...................  Medium-Term Notes
 MW.....................  Megawatts
 MWH....................  Megawatthours


           TERM                             MEANING
 -----------------------  --------------------------------------------------

 NEIL...................  Nuclear Electric Insurance Limited
 NJDEP..................  New Jersey Department of Environmental Protection
 NJGRT..................  New Jersey Gross Receipts and Franchise Tax
 NJNAA..................  New Jersey Need Assessment Act
 NJPDES.................  New Jersey Pollution Discharge Elimination System
 NOPR...................  Notice of Proposal Rulemaking
 NPS....................  The BPU's nuclear performance standard established for nuclear generating stations owned by
                            New Jersey electric utilities
 NRC....................  Nuclear Regulatory Commission
 Partnership............  Public Service Electric and Gas Capital, L.P.
 Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
 PECO...................  PECO Energy, Inc.
 PJM....................  Pennsylvania -- New Jersey -- Maryland
                            Interconnection
 Price Anderson.........  Price-Anderson liability provisions of the Atomic
                            Energy Act of 1954, as amended
 PSE&G..................  Public Service Electric and Gas Company
 PSCRC..................  Public Service Conservation Resources Corporation
 PSRC...................  Public Service Resources Corporation
 RAC....................  Remediation Adjustment Charge
 Remediation Program....  PSE&G Gas Plant Remediation Program
 Salem..................  Salem Nuclear Generating Station, Units 1 and 2
 SEC....................  Securities and Exchange Commission
 Ventures...............  Enterprise Ventures and Service Corporation

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of March 31, 1995 and 1994 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                              (Thousands of Dollars)
                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                     March 31,
                                              ---------------------------   ---------------------------
                                                 1995            1994           1995           1994
                                              -------------   ------------   ------------   ------------
OPERATING REVENUES
  Electric ................................   $    942,575   $    888,310   $  3,787,378   $  3,709,225
  Gas .....................................        634,478        801,657      1,611,349      1,765,919
  Nonutility Activities ...................         96,752        104,458        396,496        430,132
                                              -------------   ------------   ------------   ------------
       Total Operating Revenues ...........      1,673,805      1,794,425      5,795,223      5,905,276
                                              -------------   ------------   ------------   ------------
OPERATING EXPENSES
Operation
  Fuel for Electric Generation and
    Interchanged Power ....................        208,110        167,201        736,672        697,776
  Gas Purchased and Materials for Gas
    Produced...............................        344,193        460,556        907,593      1,029,469
  Other ...................................        253,248        249,840      1,119,671      1,030,221
Maintenance................................         64,045         76,475        295,650        323,555
Depreciation and Amortization..............        162,451        155,545        636,594        608,221
Property Impairment........................           --             --             --           77,637
Taxes
  Federal Income Taxes ....................        106,789        120,474        298,866        330,339
  New Jersey Gross Receipts Taxes .........        176,789        191,303        568,653        609,107
  Other ...................................         23,845         24,083         82,044         79,661
                                              -------------   ------------   ------------   ------------
       Total Operating Expenses ...........      1,339,470      1,445,477      4,645,743      4,785,986
                                              -------------   ------------   ------------   ------------
OPERATING INCOME ..........................        334,335        348,948      1,149,480      1,119,290
                                              -------------   ------------   ------------   ------------
OTHER INCOME
  Allowance for Funds Used During
    Construction - Equity .................          1,482          1,788         12,483         11,415
  Miscellaneous - net .....................          2,002          1,155          7,277         (4,798)
                                              -------------   ------------   ------------   ------------
       Total Other Income .................          3,484          2,943         19,760          6,617
                                              -------------   ------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES .......        337,819        351,891      1,169,240      1,125,907
                                              -------------   ------------   ------------   ------------
INTEREST CHARGES
  Long-Term Debt ..........................        111,604        112,112        458,650        462,508
  Short-Term Debt .........................          4,827          3,834         24,955         15,290
  Other ...................................          6,705          2,851         16,659         16,682
                                              -------------   ------------   ------------   ------------
       Total Interest Charges .............        123,136        118,797        500,264        494,480
  Allowance for Funds Used During
    Construction - Debt and Capitalized
    Interest ..............................        (10,106)        (7,313)       (36,586)       (23,787)
                                              -------------   ------------   ------------   ------------
       Net Interest Charges ...............        113,030        111,484        463,678        470,693
                                              -------------   ------------   ------------   ------------
  Preferred Securities Dividend
    Requirements...........................         12,197         10,280         44,064         39,572
                                              -------------   ------------   ------------   ------------
       NET INCOME .........................   $    212,592   $    230,127   $    661,498   $    615,642
                                              =============   ============   ============   ============
SHARES OF COMMON STOCK OUTSTANDING
  End of Period ...........................    244,697,930    244,697,930    244,697,930    244,697,930
  Average for Period ......................    244,697,930    243,776,766    244,697,930    242,354,605

EARNINGS PER AVERAGE SHARE OF COMMON STOCK.          $0.87          $0.94          $2.70          $2.54
                                              =============   ============   ============   ============

DIVIDENDS PAID PER SHARE OF COMMON STOCK ..           $.54           $.54          $2.16          $2.16
                                              =============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                                    March 31,         March 31,     December 31,
ASSETS                                                                1995              1994            1994
- ------                                                            ------------     ------------     ------------
UTILITY PLANT - Original cost
  Electric .....................................................  $ 12,470,514     $ 11,993,662     $ 12,345,919
  Gas ..........................................................     2,344,557        2,194,430        2,318,233
  Common .......................................................       515,113          519,449          545,131
                                                                  ------------     ------------     ------------
       Total ...................................................    15,330,184       14,707,541       15,209,283
  Less:  accumulated depreciation and amortization..............     5,229,300        4,874,555        5,147,105
                                                                  ------------     ------------     ------------
       Net .....................................................    10,100,884        9,832,986       10,062,178
  Nuclear Fuel in Service, net of accumulated amortization -
    $305,655; $299,212; and $302,906, respectively .............       201,637          198,130          205,273
                                                                  ------------     ------------     ------------
       Net Utility Plant in Service ............................    10,302,521       10,031,116       10,267,451
  Construction Work in Progress, including Nuclear Fuel in
    Process - $53,396; $88,942; and $65,429, respectively ......       753,774          784,411          806,934
  Plant Held for Future Use ....................................        23,861           17,847           23,860
                                                                  ------------     ------------     ------------
       Net Utility Plant .......................................    11,080,156       10,833,374       11,098,245
                                                                  ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of amortization -
    $17,105, $16,648, and $2,365, respectively .................     1,653,183        1,616,593        1,625,952
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation and amortization - $767,792, $716,201 and
    $748,245, respectively .....................................       580,765          522,644          577,913
  Real Estate Property and Equipment, net of accumulated
    depreciation - $15,200; $11,684 and $14,242, and
    net of valuation allowance -- $23,306, $16,685 and
    $23,264, respectively ......................................       112,036          110,642          115,210
  Other Plant, net of accumulated depreciation and
    amortization - $4,888; $3,928 and $4,653, respectively .....        36,077           28,401           36,063
  Nuclear Decommissioning and Other Special Funds ..............       242,330          198,540          233,022
  Other Assets - net ...........................................        85,502          103,619           85,478
                                                                  ------------     ------------     ------------
       Total Investments and Other Property ....................     2,709,893        2,580,439        2,673,638
                                                                  ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ....................................       131,137          363,168           67,866
  Accounts Receivable:
    Customer Accounts Receivable ...............................       490,106          614,785          434,207
    Other Accounts Receivable ..................................       207,168          186,494          211,779
    Less:  Allowance for Doubtful Accounts ....................         39,734           31,774           40,915
  Unbilled Revenues ............................................       152,744          124,229          204,056
  Fuel, at average cost ........................................       167,020          113,174          268,927
  Materials and Supplies, net of inventory valuation reserves -
    $18,200, $8,525 and $18,200, respectively ..................       150,640          169,487          148,285
  Deferred Income Taxes ........................................        25,135           14,834           25,311
  Miscellaneous Current Assets .................................        26,891           31,522           37,356
                                                                  ------------     ------------     ------------
       Total Current Assets ....................................     1,311,107        1,585,919        1,356,872
                                                                  ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ..................................        83,817          101,300           88,269
  Oil and Gas Property Write-Down ..............................        39,944           45,098           41,232
  Unamortized Debt Expense .....................................       131,300          118,078          134,599
  Deferred OPEB Costs ..........................................       192,727          140,770          116,476
  Under Recovered Electric Energy and Gas Costs - net ..........       171,238          120,204          172,563
  Unrecovered Environmental Costs (note 2_) ....................       136,151          137,292          138,435
  Unrecovered Plant and Regulatory Study Costs .................        35,661           35,182           37,128
  Unrecovered SFAS 109 Deferred Income Taxes ...................       794,665          789,881          791,393
  Deferred Decontamination and Decommissioning Costs ...........        53,016           61,108           53,016
  Other ........................................................        25,570           65,114           15,574
                                                                  ------------     ------------     ------------
       Total Deferred Debits ...................................     1,664,089        1,614,027        1,588,685
                                                                  ------------     ------------     ------------
       Total ...................................................  $ 16,765,245     $ 16,613,759     $ 16,717,440
                                                                  ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                        March 31,        March 31,        December 31,
CAPITALIZATION AND LIABILITIES                            1995             1994              1994
- ------------------------------                        ------------     ------------     --------------
CAPITALIZATION
  Common Equity
    Common Stock .................................... $  3,801,157     $  3,801,157      $ 3,801,157
    Retained Earnings ...............................    1,590,464        1,458,357        1,510,010
                                                      ------------     ------------      ------------
       Total Common Equity ..........................    5,391,621        5,259,514        5,311,167
Subsidiaries' Securities and Obligations
  Preferred Securities
    Preferred Stock Without Mandatory Redemption.....      384,994          459,994          384,994
    Preferred Stock With Mandatory Redemption .......      150,000          150,000          150,000
    Monthly Income Preferred Securities .............      150,000            --             150,000
  Long-Term Debt ....................................    5,264,646        5,599,071        5,180,657
                                                      ------------     ------------     ------------
       Total Capitalization .........................   11,341,261       11,468,579       11,176,818
                                                      ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
    Radwaste Costs ..................................       57,664           61,108           56,149
  Environmental Costs (note 2) ......................      108,576          112,851          105,684
  Capital Lease Obligations .........................       53,612           52,966           53,770
                                                      ------------     ------------     ------------
       Total Other Long-Term Liabilities.............      219,852          226,925          215,603
                                                      ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ................      364,773          127,970          499,738
  Commercial Paper and Loans ........................      238,223          118,502          491,586
  Book Overdrafts ...................................       51,913           38,627           86,576
  Accounts Payable ..................................      373,159          386,448          433,471
  New Jersey Gross Receipts Taxes Accrued ...........      175,261          454,482            --
  Other Taxes Accrued ...............................      142,238          130,695           44,149
  Interest Accrued ..................................      120,540          129,176          107,962
  Estimated Liability for Vacation Pay ..............       40,621           40,490           27,080
  Customer Deposits .................................       32,457           35,669           33,698
  Liability for Injuries and Damages ................       31,784           29,559           29,814
  Miscellaneous Environmental Liabilities ...........       15,305            4,795           15,365
  Other .............................................       77,712           52,860           87,480
                                                      ------------     ------------     ------------
       Total Current Liabilities ....................    1,663,986        1,549,273        1,856,919
                                                      ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .................    2,912,922        2,742,076        2,905,390
  Accumulated Deferred Investment Tax Credits .......      407,494          427,852          412,466
  Deferred OPEB Costs ...............................      192,727          140,770          116,476
  Other .............................................       27,003           58,284           33,768
                                                      ------------     ------------     ------------
       Total Deferred Credits .......................    3,540,146        3,368,982        3,468,100
                                                      ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)
       Total ........................................ $ 16,765,245     $ 16,613,759     $ 16,717,440
                                                      ============     ============     ============

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of Dollars)

                                                Three Months Ended           Twelve Months Ended
                                                    March 31,                       March 31,
                                            --------------------------    --------------------------
                                                1995          1994            1995           1994
                                            ------------   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .............................. $    212,592   $   230,127    $   661,498    $   615,642
Adjustments to reconcile net income to
  net cash flows from operating activities:
  Depreciation and Amortization ...........      162,451       155,545        636,594        608,221
  Amortization of Nuclear Fuel ............       23,120        23,574         94,719         99,055
  Recovery (Deferral) of Electric Energy
    and Gas Costs - net ...................        1,325       (58,170)       (51,034)      (195,095)
  Loss from Property Impairments ..........         --            --             --           77,637
  Amortization of Discounts on Property
    Abandonments and Disallowance..........       (1,547)       (1,767)        (6,523)        (7,391)
  Unrealized (Gains) Losses on
    Investments - net......................      (19,421)          750        (46,500)        (6,016)
  Provision for Deferred Income
    Taxes - net............................       16,456        45,246        110,129        178,091
  Investment Tax Credits - net ............       (4,972)       (4,861)       (20,358)       (19,447)
  Allowance for Funds Used During
    Construction - Debt and Equity and
    Capitalized Interest...................      (11,588)       (9,101)       (49,069)       (35,202)
  Proceeds from Leasing Activities - net...      (14,487)      (12,698)        25,893          7,528
  Changes in certain current assets
  and liabilities:
    Net (increase) decrease in Accounts
      Receivable and Unbilled Revenues.....       (1,157)         (167)        83,450         (8,804)
    Net decrease (increase) in Inventory -
      Fuel and Materials and Supplies......       99,552       175,720        (34,999)        38,183
    Net (decrease) increase in
      Accounts Payable.....................      (60,312)     (132,813)       (13,289)        62,269
    Net change in Prepaid/Accrued
      Taxes................................      273,350       282,210       (267,678)      (262,028)
    Net change in Other Current Assets
      and liabilities......................       27,661        44,209         20,200         (5,320)
  Other ...................................       (3,923)        7,201         42,852        (43,545)
                                            ------------   -----------    -----------   ------------
       Net cash provided by operating
       activities .........................      699,100       745,005      1,185,885      1,103,778
                                            ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC ........................     (128,027)     (167,682)      (809,519)      (905,177)
  Additions to Oil and Gas Property,
    Plant and Equipment, excluding
    Capitalized Interest ..................      (21,304)      (37,064)      (133,763)      (112,468)
  Net (increase) decrease in Long-Term
    Investments and Real Estate ...........       (6,113)       20,737         31,566         97,648
  Increase in Decommissioning and Other
    Special Funds, excluding interest .....       (7,390)       (5,808)       (36,976)       (17,006)
  Cost of Plant Removal - net .............       (2,103)       (7,708)       (28,357)       (46,731)
  Other ...................................          248          (548)         7,950         (2,013)
                                            ------------   -----------    -----------   ------------
       Net cash used in investing
       activities .........................     (164,689)     (198,073)      (969,099)      (985,747)
                                            ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in
    Short-Term Debt .......................     (253,363)     (459,134)       119,721       (146,402)
  (Decrease) increase in Book Overdrafts .       (34,663)      (24,365)        13,286          7,009
  Issuance of Long-Term Debt ..............         --         400,000        449,800      1,977,700
  Redemption of Long-Term Debt ............      (50,976)      (97,344)      (547,422)    (1,969,674)
  Long-Term Debt Issuance and
    Redemption Costs ......................         --            --          (29,811)       (55,138)
  Issuance of Preferred Stock .............         --          75,000           --           75,000
  Redemption of Preferred Stock ...........         --         (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities ..................         --            --          150,000           --
  Issuance of Common Stock ................         --          28,495           --          126,946
  Cash Dividends Paid on Common Stock .....     (132,138)     (131,660)      (528,548)      (523,622)
  Other ...................................         --          (1,128)          (843)        (7,857)
                                            ------------   -----------    -----------    -----------
       Net cash used in financing
         activities ......................      (471,140)     (255,136)      (448,817)      (561,038)
                                            ------------   -----------    -----------    -----------
Net increase (decrease) in Cash and
  Cash Equivalents ........................       63,271       291,796       (232,031)      (443,007)
Cash and Cash Equivalents at Beginning
  of Period ...............................       67,866        71,372        363,168        806,175
                                            ------------   -----------    -----------    -----------
Cash and Cash Equivalents at
  End of Period............................ $    131,137   $   363,168    $   131,137    $   363,168
                                            ============   ===========    ===========    ===========
Income Taxes Paid ......................... $     15,136   $     3,330    $   166,910    $   135,584
Interest Paid ............................. $     94,409   $    89,350    $   437,932    $   458,124

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                (Thousand of Dollars)


                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                      March 31,
                                              ---------------------------   ---------------------------
                                                  1995           1994           1995           1994
                                              ------------   ------------   ------------   ------------
Balance at Beginning of Period ............   $  1,510,010   $  1,361,018   $  1,458,357   $  1,368,695
Add Net Income ............................        212,592        230,127        661,498        615,642
                                              ------------   ------------   ------------   ------------
     Total ................................      1,722,602      1,591,145      2,119,855      1,984,337
                                              ------------   ------------    ------------  ------------



Deduct:
  Cash Dividends on Common Stock ..........        132,138        131,660        528,548        523,622
  Capital Stock Expenses ..................          --             1,128            843          2,358
                                              ------------     ----------   ------------   ------------
     Total Deductions .....................        132,138        132,788        529,391        525,980
                                              ------------     ----------   ------------   ------------
Balance at End of Period ..................   $  1,590,464     $1,458,357   $  1,590,464   $  1,458,357
                                              ============     ==========   ============   ============

See Notes to Consolidated Financial Statements.


                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of March 31, 1995 and 1994 and for the periods then ended are unaudited but, in the opinion of PSE&G's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)
                                                Three Months Ended           Twelve Months Ended
                                                    March 31,                      March 31,
                                            ---------------------------   ---------------------------
                                                 1995          1994          1995            1994
                                            -------------   ------------   ------------   ------------
OPERATING REVENUES
  Electric ................................ $    942,575   $    888,310   $  3,787,378   $  3,709,225
  Gas .....................................      634,478        801,657      1,611,349      1,765,919
                                            -------------   ------------   ------------   ------------
       Total Operating Revenues ...........    1,577,053      1,689,967      5,398,727      5,475,144
                                            -------------   ------------   ------------   ------------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and
       Interchanged Power..................      208,110        167,201        736,672        697,776
    Gas Purchased and Materials for
      Gas Produced ........................      344,193        465,140        915,754      1,048,948
    Other .................................      219,559        214,980        962,178        893,435
  Maintenance .............................       64,045         76,475        295,650        323,555
  Depreciation and Amortization ...........      141,788        134,311        554,509        519,311
  Taxes
    Federal Income Taxes ..................      102,284        113,429        283,384        321,565
    New Jersey Gross Receipts Taxes .......      176,789        191,303        568,653        609,107
    Other .................................       21,853         22,115         75,838         69,583
                                            -------------   ------------   ------------   ------------
       Total Operating Expenses ...........    1,278,621      1,384,954      4,392,638      4,483,280
                                            -------------   ------------   ------------   ------------
OPERATING INCOME ..........................      298,432        305,013      1,006,089        991,864
                                            -------------   ------------   ------------   ------------
OTHER INCOME
  Allowance for Funds Used During
     Construction - Equity ................        1,482          1,788         12,483         11,415
  Miscellaneous - net .....................        1,851          1,153          6,931        (4,912)
                                            -------------   ------------   ------------   ------------
       Total Other Income .................        3,333          2,941         19,414          6,503
                                            -------------   ------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES .......      301,765        307,954      1,025,503        998,367
                                            -------------   ------------   ------------   ------------
INTEREST CHARGES
  Long-Term Debt ..........................       91,492         88,327        370,059        360,588
  Short-Term Debt .........................        1,950          2,259         17,866          8,145
  Other ...................................        6,531          1,286         16,101         14,861
                                            -------------   ------------   ------------   ------------
       Total Interest Charges .............       99,973         91,872        404,026        383,594
Allowance for Funds Used During
  Construction - Debt .....................       (8,619)        (5,357)       (28,581)       (17,130)
                                            -------------   ------------   ------------   ------------
Net Interest Charges ......................       91,354         86,515        375,445        366,464
Monthly Income Preferred Securities
  Dividend Requirements ...................        3,515           --            5,195          --
                                            -------------   ------------   ------------   ------------
NET INCOME ................................      206,896        221,439        644,863        631,903
                                            -------------   ------------   ------------   ------------
Preferred Stock Dividend Requirements .....        8,682         10,280         38,869         39,572
                                            -------------   ------------   ------------   ------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED............ $    198,214   $    211,159   $    605,994   $    592,331
                                            =============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                                March 31,         March 31,      December 31,
ASSETS                                                            1995              1994            1994
- ------                                                        ------------     ------------     -------------
UTILITY PLANT - Original cost
  Electric .................................................  $ 12,470,514     $ 11,993,662     $ 12,345,919
  Gas ......................................................     2,344,557        2,194,430        2,318,233
  Common ...................................................       515,113          519,449          545,131
                                                              ------------     ------------     ------------
   Total ...................................................    15,330,184       14,707,541       15,209,283
Less:  accumulated depreciation and amortization............     5,229,300        4,874,555        5,147,105
                                                              ------------     ------------     ------------
   Net .....................................................    10,100,884        9,832,986       10,062,178
Nuclear Fuel in Service, net of accumulated amortization -
  $305,655; $299,212; and $302,906, respectively ...........       201,637          198,130          205,273
                                                              ------------     ------------     ------------
   Net Utility Plant in Service ............................    10,302,521       10,031,116       10,267,451
Construction Work in Progress, including Nuclear Fuel
  in Process - $53,396; $88,942; and $65,429,
  respectively .............................................       753,774          784,411          806,934
Plant Held for Future Use ..................................        23,861           17,847           23,860
                                                              ------------     ------------     ------------
       Net Utility Plant ...................................    11,080,156       10,833,374       11,098,245
                                                              ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
Long-Term Investments, net of amortization - $3,024;
  $1,027; and $2,365, respectively .........................        76,812          127,038           65,886
Nuclear Decommissioning and Other Special Funds ............       242,330          198,540          233,022
Other Plant, net of accumulated depreciation and
  amortization - $1,149; $1,942; and $1,127, respectively...        32,886           26,344           32,879
                                                              ------------     ------------     ------------
Total Investments and Other Property .......................       352,028          351,922          331,787
                                                              ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ................................        82,990          320,353           27,498
  Accounts Receivable:
    Customer Accounts Receivable ...........................       490,106          614,785          434,207
    Other Accounts Receivable ..............................       112,327          122,438          151,684
    Less:  Allowance for Doubtful Accounts .................        39,734           31,774           40,915
  Unbilled Revenues ........................................       152,744          124,229          204,056
  Fuel, at average cost ....................................       167,020          113,174          268,927
  Materials and supplies, net of inventory valuation
    reserves - $18,200; $8,525; and $18,200, respectively ..       149,193          168,166          146,763
  Deferred Income Taxes ....................................        25,135           14,834           25,311
  Miscellaneous Current Assets .............................        19,706           25,629           30,407
                                                              ------------     ------------     ------------
       Total Current Assets ................................     1,159,487        1,471,834        1,247,938
                                                              ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ..............................        83,817          101,300           88,269
  Oil and Gas Property Write-Down ..........................        39,944           45,098           41,232
  Unamortized Debt Expense .................................       128,905          114,320          132,342
  Deferred OPEB Costs ......................................       192,727          140,770          116,476
  Under Recovered Electric Energy and Gas Costs - net ......       171,238          120,204          172,563
  Unrecovered Environmental Costs (note 2) .................       136,151          137,292          138,435
  Unrecovered Plant and Regulatory Study Costs .............        35,661           35,182           37,128
  Deferred Decontamination and Decommissioning Costs........        53,016           61,108           53,016
  Unrecovered SFAS 109 Deferred Income Taxes ...............       794,665          789,881          791,393
  Other ....................................................        25,564           65,114           15,574
                                                              ------------     ------------     ------------
       Total Deferred Debits ...............................     1,661,688        1,610,269        1,586,428
                                                              ------------     ------------     ------------
      Total ................................................  $ 14,253,359     $ 14,267,399     $ 14,264,398
                                                              ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                                March 31,       March 31,       December 31,
CAPITALIZATION AND LIABILITIES                                    1995            1994              1994
- ------------------------------                                ------------     ------------     ------------
CAPITALIZATION
  Common Equity
    Common Stock ...........................................  $  2,563,003     $  2,563,003     $  2,563,003
    Contributed Capital by Enterprise ......................       534,395          534,395          534,395
    Retained Earnings ......................................     1,360,215        1,261,863        1,292,201
                                                              ------------     ------------     ------------
       Total Common Equity .................................     4,457,613        4,359,261        4,389,599

Preferred Stock without mandatory redemption ...............       384,994          459,994          384,994
Preferred Stock with mandatory redemption ..................       150,000          150,000          150,000
Monthly Income Preferred Securities of Subsidiary ..........       150,000            --             150,000
Long-Term Debt .............................................     4,587,740        4,759,090        4,486,787
                                                              ------------     ------------     ------------
       Total Capitalization ................................     9,730,347        9,728,345        9,561,380
                                                              ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
     Radwaste Costs ........................................        57,664           61,108           56,149
  Environmental Costs (note 2) .............................       108,576          112,851          105,684
  Capital Lease Obligations ................................        53,612           52,966           53,770
                                                              ------------     ------------     ------------
       Total Other Long-Term Liabilities ...................       219,852          226,925          215,603
                                                              ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................       210,200              200          310,200
  Commercial Paper and Loans ...............................        94,200          101,961          401,759
  Book Overdrafts ..........................................        51,913           38,627           86,576
  Accounts Payable .........................................       287,958          353,076          370,005
  Accounts Payable - Associated Companies ..................        81,783           90,542           16,677
  New Jersey Gross Receipts Taxes Accrued ..................       175,261          454,482            --
  Other Taxes Accrued ......................................        39,291           36,676           36,030
  Interest Accrued .........................................        96,179          100,559           95,721
  Estimated Liability for Vacation Pay .....................        40,621           40,490           27,080
  Customer Deposits ........................................        32,457           35,669           33,698
  Liability for Injuries and Damages .......................        31,784           29,559           29,814
  Miscellaneous Environmental Liabilities ..................        15,305            4,795           15,365
  Other ....................................................        48,132           21,490           50,778
                                                              ------------     ------------     ------------
       Total Current Liabilities ...........................     1,205,084        1,308,126        1,473,703
                                                              ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ........................     2,497,959        2,405,337        2,478,539
  Accumulated Deferred Investment Tax Credits ..............       385,010          404,327          389,721
  Deferred OPEB Costs ......................................       192,727          140,770          116,476
  Other ....................................................        22,380           53,569           28,976
                                                              ------------     ------------     ------------
       Total Deferred Credits ..............................     3,098,076        3,004,003        3,013,712
                                                              ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)

     Total .................................................  $ 14,253,359     $ 14,267,399     $ 14,264,398
                                                              ============     ============     ============


                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of Dollars)
                                               Three Months Ended           Twelve Months Ended
                                                    March 31,                    March 31,
                                           ---------------------------   ---------------------------
                                               1995           1994           1995           1994
                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................. $    206,896   $   221,439   $    644,863   $    631,903
  Adjustments to reconcile net income
    to net cash flows from operating
    activities:
    Depreciation and Amortization ........      141,788       134,311        554,509        519,311
    Amortization of Nuclear Fuel .........       23,120        23,574         94,719         99,055
    Recovery (Deferral) of Electric
      Energy and Gas Costs - net .........        1,325       (58,170)       (51,034)      (195,095)
    Amortization of Discounts on Property
      Abandonments and Disallowance ......       (1,547)       (1,767)        (6,523)        (7,391)
    Provision for Deferred Income
      Taxes - net ........................       16,148        36,473         87,838        173,421
    Investment Tax Credits - net .........       (4,711)       (4,602)       (19,317)       (18,408)
    Allowance for Funds Used During
      Construction - Debt and Equity .....      (10,101)       (7,145)       (41,064)       (28,545)
    Changes in certain current assets
    and liabilities:
      Net decrease (increase) in Accounts
        Receivable and Unbilled Revenues .       33,589        (5,755)       114,235        (15,490)
      Net decrease (increase) in Inventory -
        Fuel and Materials and Supplies...       99,477       175,513        (34,873)        38,153
      Net (decrease) increase in
        Accounts Payable .................      (16,941)      (42,852)       (73,877)        70,526
      Net change in Prepaid/Accrued
        Taxes ............................      178,522       194,091       (276,606)      (274,819)
      Net change in Other Current Assets
        and Liabilities ..................       22,899        31,606         27,538        (12,336)
    Other ................................       (6,368)        5,742         21,736        (50,552)
                                           ------------   -----------    -----------   ------------
        Net cash provided by operating
        activities .......................      684,096       702,458      1,042,144        929,733
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC .......................     (128,027)     (167,682)      (809,519)      (905,177)
  Net (increase) decrease in
    Long-Term Investments ................      (10,926)      (10,484)        50,226        (40,445)
  Increase in Decommissioning Funds
    and Other Special Funds,
    excluding interest ...................       (7,390)       (5,808)       (36,976)       (17,006)
  Cost of Plant Removal - net ............       (2,103)       (7,708)       (28,357)       (46,731)
  Other ..................................           (7)         (501)         2,186         (1,207)
                                           ------------   -----------    -----------   ------------
        Net cash used in investing
        activities .......................     (148,453)     (192,183)      (822,440)    (1,010,566)
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in Short-Term Debt ........     (307,559)     (430,767)        (7,761)       (12,853)
 (Decrease) increase  in Book
    Overdrafts ...........................      (34,663)      (24,365)        13,286          7,009
  Issuance of Long-Term Debt .............        --          400,000        449,800      1,872,700
  Redemption of Long-Term Debt............        --          (66,847)      (411,150)    (1,689,042)
  Long-Term Debt Issuance and
    Redemption Costs .....................        --             --          (29,731)       (54,271)
  Issuance of Preferred Stock ............        --           75,000           --           75,000
  Redemption of Preferred Stock ..........        --          (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities .................        --             --          150,000          --
   Cash Dividends Paid ...................     (138,882)     (138,980)      (545,669)      (542,472)
  Other ..................................          953        (1,128)          (842)        (1,407)
                                           ------------   -----------    -----------   ------------
        Net cash used in financing
          activities .....................     (480,151)     (232,087)      (457,067)      (390,336)
                                           ------------   -----------    -----------   ------------
Net increase (decrease) in Cash and
  Cash Equivalents .......................       55,492       278,188       (237,363)      (471,169)
Cash and Cash Equivalents at Beginning
  of Period ..............................       27,498        42,165        320,353        791,522
                                           ------------   -----------    -----------   ------------
Cash and Cash Equivalents at End
  of Period .............................. $     82,990       320,353    $    82,990   $    320,353
                                           ============   ===========    ===========   ============
Income Taxes Paid ........................ $     27,005   $       586    $   235,615   $    164,066
Interest Paid ............................ $     85,972   $    81,273    $   350,566   $    360,330

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                               (Thousands of Dollars)


                                               Three Months Ended           Twelve Months Ended
                                                    March 31,                       March 31,
                                           ---------------------------   ---------------------------
                                               1995           1994           1995           1994
                                           ------------   ------------   ------------   ------------
Balance at Beginning of Period ........... $  1,292,201   $  1,180,532   $  1,261,863   $  1,173,840
Add:  Net Income .........................      206,896        221,439        644,863        631,903
                                           ------------   ------------   ------------   ------------
     Total ...............................    1,499,097      1,401,971      1,906,726      1,805,743
                                           ------------   ------------   ------------   ------------
Deduct:  Cash Dividends
  Preferred Stock, at required rates .....        8,682         10,280         38,869         39,572
  Common Stock ...........................      130,200        128,700        506,800        502,900
  Capital Stock Expenses .................        --             1,128            842          1,408
                                           ------------   ------------   ------------   ------------
     Total Deductions ....................      138,882        140,108        546,511        543,880
                                           ------------   ------------   ------------   ------------

Balance at End of Period ................. $  1,360,215   $  1,261,863   $  1,360,215   $  1,261,863
                                           ============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

Levelized Gas Adjustment Charge

    PSE&G credited $30 million and $20 million in February and March 1995, respectively, to its firm gas sales customers. The opportunity to provide these credits was principally due to abnormally warm winter weather, lower gas prices and a lower current short-term price forecast.

Electric Levelized Energy Adjustment Clause

    On May 5, 1995, the Board of Public Utilities (BPU) approved PSE&G's Levelized Energy Adjustment Clause (LEAC) in the amount of $129.4 million which includes the recovery of $98 Million previously approved by the BPU, over the period November 1994 through May 1995. The BPU also approved PSE&G's recovery of the electric allocation of the Remediation Adjustment Clause (RAC) costs from electric customers through the LEAC of $2 million for costs incurred during the period October 1, 1992 through July 31, 1994 with respect to PSE&G's Manufactured Gas Plant Remediation Program. All recovery of costs through PSE&G's rates are subject to audit and verification by the BPU. Further the BPU adopted the Administrative Law Judge recommendations that (1) the issue of alleged overearnings is not a LEAC issue and PSE&G is not earning in excess of its allowed rate of return; (2) a hearing to be convened regarding the April 1994 Salem 1 shutdown to determine replacement power costs and whether any limitations imposed by the New Jersey Public Utility Fault Determination Act should be triggered; (3) a reduction of the 1993 Nuclear Performance Standard
(NPS) reward to $1.9 million from $3.9 million; and (4) a decrease of $700 thousand in Demand Side Management (DSM) program costs. In addition, the BPU established an additional review period for the accounting associated with the appropriateness of PSE&G's gas to electric transfer and pricing calculations pertaining to the 1993 agreement with PSE&G's largest industrial customer.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)


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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)


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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

    PSE&G is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear station. The policies provide for a weekly indemnity payment of $3.5 million for 52 weeks, subject to a 21-week waiting period. The policies provide for weekly indemnity payments of $2.8 million for a 104-week period beyond the first year's indemnity. The premium for this coverage is subject to retrospective assessment for adverse loss experience. Under the policies, PSE&G's present maximum share of any retrospective assessment in any year is $12.4 million.

Construction and Fuel Supplies

    PSE&G has substantial commitments as part of its ongoing construction program which includes capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business plans, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an integrated electric resource plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and DSM to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

    Based on PSE&G's construction program, construction expenditures are expected to aggregate approximately $3.2 billion, which includes $484 million for nuclear fuel and $78 million of Allowance for Funds used During Construction
(AFDC) during the years 1995 through 1999. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3%, annually. Therefore, construction delays or higher inflation levels could cause

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

significant increases in these amounts. PSE&G expects to generate internally the funds necessary to satisfy its construction expenditures over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1995 through 1999.

Bergen Station Repowering

    PSE&G is presently engaged in a construction project to renovate (or "repower") the Bergen Station pursuant to an air pollution control permit issued by the New Jersey Department of Environmental Protection (NJDEP) in May 1993. The current effort would maintain the existing electric supply of the station (with a small increase from 629 MW to 669 MW), improve operational reliability and efficiency and significantly improve the environmental effects of operation of the facility.

    As of March 31, 1995, the repowering project was about 99% complete and PSE&G had spent approximately $311 million on this effort. In order for PSE&G to recover its costs for the project, PSE&G would need either the BPU's authorization to recover such costs in its rates or be successful in selling the station's output in the emerging wholesale market.

    In a petition to the BPU filed on March 1, 1995, regarding the deferral of any proposed rate treatment for the Bergen Project, PSE&G agreed that it will not seek implementation of the rate treatment plan for a minimum of 90 days from the date of filing of such plan. All parties to the November 1, 1994 LEAC Stipulation have consented to the requested delay.

Hazardous Waste

    Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and the NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally,

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

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

    Costs incurred through March 31, 1995 for the Remediation Program amounted to $54.4 million. In addition, at March 31, 1995, PSE&G's estimated liability for estimated remediation costs aggregated $108.6 million.

    In accordance with a Stipulation approved by the BPU in January 1992, PSE&G is recovering $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992 over a six-year period. PSE&G will recover $5.3 million in each of its next two Levelized Gas Adjustment Charge (LGAC) periods ending in 1996. As of March 31, 1995, PSE&G has recovered $24.7 million through its LGAC.

    In a September 1993 BPU order related to the recovery of certain Remediation Program costs, the BPU concluded that PSE&G had met its burden of proof for establishing the reasonableness and prudence of remediation costs incurred in operating and decommissioning these facilities in the past. The remediation costs incurred during the period July 1, 1992 through September 30, 1992 were subject to audit and verification in PSE&G's 1992-93 LGAC and the audit resulted in no disallowance of any costs.

    Also in 1988, PSE&G filed suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. PSE&G has settled its claim with one insurer and there is a trial scheduled for the third quarter of 1995 with the remaining insurers. Pending full recovery of Remediation Program costs through rates or under its insurance policies, neither of which can be assured, PSE&G will be required to finance the unreimbursed costs of its Remediation Program.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (Concluded)

  Public Service Resources Corporation

    PSRC has leased three wide-body aircraft to Continental Airlines (Continental) through direct-finance leases. The leases for two A-300 aircraft expire December 2000, while the lease for one DC 10-30 aircraft expires June 2002. At March 31, 1995, PSRC had investments in the A-300 leases and the DC 10-30 lease of $41.6 million and $32.6 million, respectively. Continental has failed to make full payment of its required lease payments due since February
1, 1995, has advised PSRC of its intent to seek the termination of the A-300 leases and has returned the A-300 aircraft to PSRC. Effective February 1, 1995, Continental has reduced its rental payments due under all three leases by approximately 50%. Continental indicated that termination payments under these leases could include debt securities convertible into equity in lieu of full cash payments. Under the leases, PSRC rents receivable and pre-tax lease income in 1995 would have been $9.4 million and $4.1 million, respectively for the A-300 aircraft and $5.5 million and $2.7 million, respectively for the DC 10-30 aircraft. PSRC has informed Continental that it expects all of Continental's lease obligations to be satisfied in full. Negotiations are continuing concerning this matter. No assurances can be given that PSRC will be able to obtain new leases, sell or otherwise dispose of any such aircraft on satisfactory terms in the event of an unscheduled lease termination. Management believes the ultimate resolution of this matter will not have a material effect on its financial position, results of operations or net cash flows.

NOTE 3.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Security Swap

    In March 1995, certain equity securities, in which PSRC had an ownership interest through a partnership and which were subject to a swap to the S&P 500 return, were exchanged for equity securities of another entity. Consequently, PSRC terminated the security swap and realized a before tax gain of $3.5 million.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PSE&G

    Except as modified below, the Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

          Note 1.  Rate Matters
          Note 2.  Commitments and Contingencies

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

    Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the Securities and Exchange Commission
(SEC) on Form 10-K for 1994, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such statements and notes.

    As of March 31, 1995, PSE&G comprised 85% of Enterprise's assets. For the three month and twelve months ended March 31, 1995, PSE&G's revenues were 94% and 93%, respectively, of Enterprise's revenues and PSE&G's earnings available to Enterprise for such periods were 93% and 92%, respectively, of Enterprise's net income.

COMPETITION

    Ongoing initiatives affecting PSE&G's electric and gas utility businesses associated with the continuing transition to a competitive market environment will have an increasingly significant impact on Enterprise and PSE&G. Federal legislation, including the Energy Policy Act (EPACT), as well as regulatory initiatives at both the federal and state levels that are designed to promote competition and lessen regulation of the energy supply industry can be expected to result in additional pressures on customer retention due to energy prices, especially with respect to larger industrial and commercial customers. Growth potential of traditional gas and electric sales is limited in PSE&G's mature service territory.

    The shift of rate regulation from traditional concepts based upon rate base/rate of return to concepts based upon market competition and service is accelerating. As a result, added emphasis will be placed upon cost reduction. Utilities and their regulators will need to develop flexible rate-making strategies to minimize adverse impacts which might otherwise occur to revenues and earnings and to maximize potential opportunities presented by deregulation. The manner in which regulators address evolving competitive issues will also affect utility credit quality and the carrying value of assets.

    The transition to a competitive market environment will cause changes from traditional utility rate-making and is likely to affect utilities' ability to recover costs, resulting in these costs being "stranded." Stranded costs are costs and liabilities that were incurred by regulated utilities as a result of the regulatory compact among utilities, regulators and customers which are no longer recoverable from such customers due to changes in the regulatory framework that allow such customers to change electric suppliers before paying for the costs the utility has incurred on their behalf. Potential stranded costs include but are not limited to: generation assets; long-term purchase power and fuel contracts; "regulatory assets" -- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), which are expenses that have been deferred pending

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

recovery from customers; and costs which regulators have ordered utilities to incur to fulfill a variety of broader social purposes including such things as DSM costs. More competitive electric wholesale markets, proposals to authorize retail wheeling or direct retail access within utility franchise areas, but not New Jersey to date, as well as the recent Federal Energy Regulatory Commission's
(FERC) Notices of Proposed Rulemaking (NOPR) have raised stranded costs and open access as the most significant issues in the transition to a more competitive wholesale power market. If changes in rate regulation ultimately require a recognition of any such stranded costs, asset write-downs for utilities, including PSE&G, may occur. At this time, management cannot predict the level of transition costs or stranded costs resulting from industry deregulation, if any, or whether utility regulators will allow recovery of any such transition costs from customers. In addition, PSE&G cannot presently quantify what the financial statement impact may be if depreciation expense is determined absent regulation. However, if any such amounts are not recovered, the impact on the financial position, results of operations or net cash flows of PSE&G and Enterprise could be material.

    FERC's recent NOPR on open access would fundamentally change the electric utility industry by providing wholesale customers with competitive open access to the interstate transmission system. However, in the NOPR, FERC states its position that utilities should be entitled to full recovery of legitimate and
verifiable stranded costs at the Federal and state levels.   Competition will
force utilities, including PSE&G, to operate more cost effective and efficient plants, particularly in light of the technological advantages available to new entrants, which unlike utilities, do not operate older, less efficient units. Recovery of related costs by utilities, including PSE&G, will depend upon the decisions of the regulators, which cannot be predicted, or the ability to sell the electricity generated by such plants in the emerging wholesale power market. For discussion of PSE&G's renovation project at Bergen, see Note 2 - Commitments and Contingencies of Notes. Competition may also have an adverse impact upon the economics of certain regulatory-created incentives such as DSM.

    As a result of such competitive forces, Enterprise announced a corporate reorganization, effective March 1, 1995, that includes the creation of a new ventures and services corporation, Enterprise Ventures and Services Corporation (Ventures), as a subsidiary of PSE&G to develop and market new energy-related products and services and the establishment of three separate businesses: fossil generation; electric and gas transmission and distribution; and customer services. Previously, in the Fall of 1994, PSE&G reorganized its nuclear operations as a separate business unit.

    As a result of the evolution of the currently vertically integrated electric and gas structure, fossil and nuclear generating units will eventually operate in a deregulated and fully competitive market, where profitability will be entirely dependent on the ability to generate electricity at low cost.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Transmission will likely evolve into a more regional common carrier service, with current ownership and control of transmission lines probably moving to ownership alone. Electric and gas distribution will likely evolve into a common carrier service with incentive regulation based on reliability. Customer services, such as meter reading, billing and collection and appliance services, will likely ultimately become nonregulated, fully competitive businesses
operating without franchise boundaries.   Ventures is expected to be the
foundation for new businesses through the development of energy-related products and services that may be marketed beyond traditional boundaries.

    The BPU presented its final, first phase of the New Jersey Energy Master Plan to Governor Whitman March 1995, which acknowledges the need for regulatory flexibility as competition unfolds and calls for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales, upon all energy producers. Management cannot predict the ultimate form of any legislative or regulatory changes which may be adopted as a result of this Energy Master Plan.

                      PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS -- (CONTINUED)

ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were 87 cents for the quarter ended March 31,
1995, a decrease of seven cents per share of Common Stock from the comparable 1994 quarter.
Earnings per share of Enterprise Common Stock were $2.70 for the twelve-month period ended
March 31, 1995, an increase of 16 cents per share of Common Stock from the comparable 1994 period.
(See Liquidity and Capital Resources - External Financing.)  The changes are summarized as follows:


                                                           Increase or (Decrease)
                                           ------------------------------------------------------
                                              Three Months Ended           Twelve Months Ended
                                                  March 31,                       March 31,
                                              1995    vs.   1994            1995    vs.    1994
                                            -----------------------       -----------------------
                                                              Per                           Per
                                             Amount          Share         Amount          Share
                                            --------       --------       --------       --------
                                                      (Millions, except Per Share Data)
PSE&G
  Revenues (net of fuel costs and gross
    receipts taxes) ....................... $  (18)        $ (0.08)       $   58         $ 0.24
  Other operation expenses ................     (5)          (0.02)          (69)         (0.28)
  Maintenance expenses ....................     12            0.05            28           0.12
  Depreciation and amortization expenses ..     (6)          (0.03)          (29)         (0.12)
  Federal income taxes ....................     11            0.05            38           0.16
  Interest charges ........................     (8)          (0.03)          (20)         (0.09)
  Allowance for Funds used During
    Construction (AFDC)....................      3            0.01            13           0.05
  Preferred Securities Dividend
    Requirements ..........................     (2)            --             (5)         (0.02)
                                            --------       --------       --------       --------

  Earnings Available to Enterprise ........    (13)          (0.06)           14           0.06
                                            --------       --------       --------       --------
EDHI
  EDC .....................................     (8)          (0.03)          (39)         (0.16)
  CEA......................................     (2)            --              1            --
  PSRC ....................................      4            0.02            16           0.07
  EGDC...(A)...............................      1             --             54           0.22
                                            --------       --------       --------       --------
  Subtotal ................................     (5)          (0.01)           32           0.13
                                            --------       --------       --------       --------
  Net Income .............................. $  (18)          (0.07)        $  46           0.19
                                            ========       --------       ========       --------
Effect of additional shares of Enterprise
  Common Stock Issued  ....................                    --                          (.03)
                                                           --------                      ---------
   Total  .................................                    --                        $  .16
                                                           ========                      =========


Average Shares of Common Stock
  Outstanding 1995 ........................                244,697,930                  244,697,930
Average Shares of Common Stock
  Outstanding 1994 ........................                243,776,766                  242,354,605

(A)  Includes the 1994 impact of an impairment of assets of $51 Million, after tax, by EGDC in December 1993.
     (See EDHI, below.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

ENTERPRISE EARNINGS - (Continued)

  PSE&G

    Earnings available to Enterprise decreased by $13 million for the quarter ended March 31, 1995 from the quarter ended March 31, 1994. The decrease was primarily due to lower firm therm gas sales (15.7%) and lower electric kilowatthour (KWH) sales to customers (1.4%) resulting from the significantly warmer weather in comparison to the same period in 1994, partially offset by a modest improvement in New Jersey's economy. In addition, the other major factors adversely affecting earnings were higher other operation expenses comprised primarily of higher nuclear production expenses, increased depreciation and amortization expenses due to more utility plant in service, higher interest charges due to higher average daily balances of short-term debt and higher interest rates. Partially offsetting the decrease in earnings were lower maintenance expenses at Mercer and Hope Creek generating stations. Hope Creek nuclear station expenses were higher in 1994 due to a refueling outage during the first quarter of 1994.

    Earnings available to Enterprise increased by $14 million for the twelve-month period ended March 31, 1995 from the comparable twelve-month period of 1994. The increase was primarily due to electric KWH commercial sales, which increased .9% principally due to weather and a modest improvement in New Jersey's economy. Also benefiting earnings was the decrease in Federal income tax expense resulting from the receipt of a nontaxable insurance benefit partially offset by higher pre-tax operating income and lower maintenance expenses due to higher expenses at Hope Creek nuclear generating station due to a refueling outage in the first quarter of 1994. In addition, higher AFDC was a benefit to earnings due to greater construction, partially offset by a slightly reduced 1994 AFDC rate. The major factors adversely affecting earnings were higher other operation expenses comprised primarily of miscellaneous nuclear production expenses, increased depreciation and amortization expenses due to more utility plant in service and higher interest charges due to a higher average daily balance of short-term debt outstanding and higher interest rates.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

ENTERPRISE EARNINGS - (Concluded)

  EDHI

    The net income of EDHI was $14 million for the quarter ended March 31, 1995, a decrease of $5 million from the quarter ended March 31, 1994. EDHI's earnings decreased due to lower gas prices and volumes of EDC, partially offset by increased income from partnership investments of PSRC.

    The net income of EDHI was $56 million for the twelve-month period ended March 31, 1995, an increase of $32 million over the twelve-month period ended March 31, 1994. Excluding the impact of an impairment of assets of $51 million, after tax, by EGDC in December 1993, EDHI's earnings decreased by $18 million. Lower EDC earnings resulting from lower gas prices and volumes were partially offset by higher PSRC earnings due to lower Federal income taxes (the effect of a 1993 Federal income tax increase recorded in August 1993) and increased income from partnership investments.

    To the extent that the prices at which EDC is able to sell gas remain low, EDHI's earnings may continue to be negatively impacted.
                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

DIVIDENDS

    Over the past several years, Enterprise has reduced its dividend payout ratio. Management believes this is a prudent policy which needs to be continued.

    Dividends paid to holders of Enterprise Common Stock during the three and twelve month periods ended March 31, 1995 increased $.5 million, and $4.9 million, respectively, over the comparable 1994 periods. The increase in dividend payments was due to the issuance of additional shares of Enterprise Common Stock. (See Liquidity and Capital Resources.)

    Dividends paid to holders of PSE&G's Preferred Stock, during the three and twelve month periods ended March 31, 1995 decreased $1.6 million and $.7 million, respectively, over the comparable 1994 periods. The decrease in such dividends was due to reduced expense resulting from the redemption of certain higher cost series of Preferred Stock. (See Liquidity and Capital Resources.)

    Dividends payable to holders of Monthly Income Preferred Securities (MIPS) of Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership of which PSE&G is the general partner, aggregated $3.5 million and $5.2 million, respectively during the three and twelve-month periods ended March 31, 1995.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

REVENUES

  PSE&G ELECTRIC

    Revenues increased $54 million, or 6%, and $78 million, or 2%, for the three and twelve- month periods ended March 31, 1995 from the same periods ended March 31, 1994. The significant components of these changes follow:

                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)
   Kilowatthour sales ..............      $   3                 $  40
   Recovery of energy costs ........         41                    33
   NJGRT ...........................          -                    (5)
   Other operating revenues ........         10                    10
                                          -----                 -----
     Total Electric Revenues .......      $  54                 $  78
                                          =====                 =====

     Changes in megawatthour sales by customer category are described below:

                                          Megawatthours
                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
   Residential .....................   18.2      0.7%      (77.0)    (0.7)%
   Commercial ......................  (22.8)    (0.5)      157.0      0.9
   Industrial ...................... (126.5)    (5.7)      (84.0)    (0.9)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

REVENUES - (Continued)

  PSE&G ELECTRIC - (Concluded)

    The electric revenue increases of 6% and 2%, respectively, during the three and twelve-month periods ended March 31, 1995 over the comparable three and twelve-month periods of 1994, were due to a higher recovery of energy costs and a higher recovery of costs associated with DSM. Also affecting the increase in revenues for the twelve-months, were higher commercial sales resulting from a modestly improving New Jersey economy. Residential sales decreased due to significantly warmer winter weather in 1995 vs. 1994.

  PSE&G GAS

    Revenues decreased $167 million, or 21%, and $155 million, or 9%, for the three and twelve-month periods ended March 31, 1995 from the same periods ended March 31, 1994. The significant components of these changes follow:

                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)
   Therm sales......................      $  (31)               $   (1)
   Recovery of fuel costs ..........        (121)                 (129)
   NJGRT ...........................         (15)                  (35)
   Other operating revenues ........           -                    10
                                           ------                ------
     Total Gas Revenues ............      $ (167)               $ (155)
                                           ======                ======

     Changes in gas sold and transported by customer category are described below:

                                            Kilotherms
                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------

   Residential .....................  (114.0)  (16.9)%     (131.1)  (9.7)%
   Commercial ......................   (35.4)   (8.2)       (65.4)  (6.7)
   Industrial ......................   (20.1)   (7.6)       (13.6)  (1.5)
   Transportation Service ..........    41.5    31.6         56.7   10.7

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

REVENUES - (Concluded)
   PSE&G GAS - (Concluded)

    The gas revenue decreases of 21% and 9%, respectively, for the three and twelve-month periods ended March 31, 1995 from the comparable three and twelve-month periods of 1994 were primarily attributable to a lower recovery of fuel related costs. The decrease in sales revenues was due to a warmer than normal 1995 winter in comparison to a colder than normal 1994 winter. Transportation Service sales increased due to significantly fewer storm-related service interruptions in 1995 and the movement of customers from firm and non-firm rate classes.

  EDHI

    EDHI's revenues decreased $12 million, or 11%, during the first quarter of 1995 compared to the first quarter of 1994, and $45 million, or 10%, during the twelve month period ended March 31, 1995 compared to the twelve month period ended March 31, 1994. The significant factors contributing to such results are as follows:

                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)
   EDC .............................       $(17)                 $(63)
   CEA .............................          -                    13
   PSRC ............................          5                     8
   EGDC ............................          -                    (3)
                                          -----                 -----
               TOTAL................      $ (12)                $ (45)
                                          =====                 =====

    The 11% decrease in revenues for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994 was due to lower gas prices and volumes of EDC partially offset by higher PSRC income from partnership investments.

    The 10% decrease in revenues for the twelve months ended March 31, 1995 compared to the twelve-month period ended March 31, 1994 was primarily due to lower gas prices and volumes of EDC and lower rents of EDGC due to sales of properties, partially offset by greater income from CEA power projects and higher PSRC income from partnership investments.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

ELECTRIC ENERGY COSTS

    Electric energy costs increased $41 million, or 24%, and $39 million, or 6%, in the first quarter and twelve months ended March 31, 1995, respectively, from the comparable 1994 periods. The significant components of these changes follow:

                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)

Changes in prices paid for fuel
   and power purchases .............      $ (16)                 $(35)
Kilowatthour generation ............         --                     2
Adjustment of actual costs to
  match recoveries through
  revenues (A) .....................         57                    72
                                          -----                 -----
     Total Electric Energy Costs ...      $  41                 $  39
                                          =====                 =====

(A) Reflects the change in deferred over(under) recovered energy costs.

    The increases in total costs were principally due to the overrecovery of energy costs stemming from an increase in LEAC rates for the period November 1994 through May 1995, partially offset by a decrease in fossil fuel costs.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

GAS SUPPLY COSTS

    Gas supply costs decreased $116 million, or 25%, and $122 million, or 12% in the first quarter and twelve months ended March 31, 1995 respectively, from the comparable 1994 periods. The significant components of these changes follow:
                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)

Changes in prices paid for
   gas supplies ....................      $ (52)                $(103)
Therm sendout ......................        (64)                  (78)
Refunds from pipeline suppliers ....         (2)                  (16)
Adjustment of actual costs to
  match recoveries through
  revenues (A) .....................          2                    75
                                          -----                 -----
     Total Gas Supply Costs ........      $(116)                $(122)
                                          =====                 =====

(A) Reflects the change in deferred over (under) recovered gas costs.

    The decreases in total costs were principally due to the lower price of natural gas and lower therm sendout resulting from the warmer 1995 winter season compared to the 1994 winter season.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

    Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's construction program, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth depends upon the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear programs in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (For additional information see the discussion of Competition above and Note 2, Commitments and Contingencies of the Notes.)

  PSE&G

    For the three-month period ended March 31, 1995, PSE&G had utility plant additions, including AFDC, of $138 million, a decrease of $37 million from the corresponding period in 1994. For the twelve-month period ended March 31, 1995, PSE&G had utility plant additions, including AFDC, of $851 million, a decrease of $83 million from the corresponding period in 1994. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G's expenditures for the cost of plant removal (net of salvage) decreased $6 million and $18 million for the three-month and twelve-month periods ended March 31, 1995 from the corresponding periods in 1994. PSE&G expects that it will be able to generate internally all of its capital requirements including construction expenditures over the next five years and significantly reduce its debt outstanding, assuming adequate and timely recovery of costs, as to which no assurances can be given.

    Decommissioning and other special funds, excluding interest, increased $2 million and $20 million for the three-month and twelve-month periods ended March 31, 1995 from the corresponding periods in 1994.

  EDHI

    During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. EDHI's focus is on CEA and EDC, its energy-related core businesses. CEA is expected to be the primary vehicle for EDHI's business growth, both domestically and internationally. A significant portion of CEA's growth is expected to occur in the international

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

arena, due to the current and anticipated growth in electric capacity required in certain regions of the world. EDC is projected to grow its reserve base, principally through exploration and drilling, in order to maintain an annual production level of 130-140 billion cubic feet equivalent (BCFE). For the three-month period ended March 31, 1995, EDC had additions to oil and gas property, plant and equipment, excluding capitalized interest, of $21 million, a decrease of $16 million from the corresponding period in 1994. For the twelve-month period ended March 31, 1995, EDC had additions to oil and gas property, plant, and equipment, excluding capitalized interest, of $134 million, an increase of $21 million compared to the corresponding period in 1994. Two CEA projects under construction as of December 31, 1994 were placed in operation on February 1, 1995 and April 6, 1995.

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

    In March 1995, a partnership in which EGDC is an 80% partner, successfully negotiated an extension of a mortgage financing maturing on February 28, 1995. The extension amount of $33.6 million ($40.2 million at December 31, 1994) matures on February 28, 2002 with principal payments totaling $1.5 to $2.0 million annually. EGDC has guaranteed $10.0 million of the current mortgage loan, with a support agreement from EDHI. Such guaranteed amount is reduced for monthly principal repayments made by the partnership.

    PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At March 31, 1995, $109 million remained as PSRC's unfunded commitment subject to call.

    EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which range from 3:1 to 1.75:1. EDHI is also required to maintain a twelve month earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of March 31, 1995 and 1994, EDHI had consolidated debt to equity ratios, including contingent obligations, of 1.13:1 and 1.24:1 and, for the twelve months ended March 31, 1995 and 1994, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 1.87:1 and 2.23:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  LONG TERM INVESTMENTS AND REAL ESTATE

    Long-Term Investments and Real Estate, increased $6 million for the three-month period ended March 31, 1995 due to PSRC and EGDC partnership investments, partially offset by CEA capital returns from partnerships. For the three-month period ended March 31, 1994, a $21 million decrease was caused by returns of capital from CEA and PSRC partnerships and PSRC security sales.

    Long-Term Investments and Real Estate decreased $32 million for the twelve-month period ended March 31, 1995 primarily due to a net decrease in PSE&G's investment in an insurance contract, partially offset by PSRC and CEA investments in partnerships. For the twelve-month period ended March 31, 1994, a $98 million decrease was caused by PSRC security sales, partially offset by additional CEA partnership investments.

    In April 1995, EGDC entered into agreements for the sale of three properties with an aggregate book value of approximately $80 million. Such agreements are subject to customary due diligence periods of up to 90 days. No assurances can be given as to the ultimate consummation of such sales by EGDC. However, Enterprise does not expect such sales to have a significant effect on its results of operations.


  INTERNAL GENERATION OF CASH FROM OPERATIONS

        Enterprise's cash provided by operating activities for the three months ended March 31, 1995 decreased $46 million to $699 million when compared to the corresponding period in 1994. This decrease was primarily due to a smaller increase in inventory - fuel and materials and supplies of $76 million, a decrease in net income of $18 million, higher unrealized gains on investments of $20 million, a smaller increase in deferred income taxes of $29 million, a negative net change in certain other current assets and liabilities of $17 million, and a negative net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $11 million. Partially offsetting these cash outflows were a smaller decrease in accounts payable of $73 million and lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $59 million. (For additional information see Enterprise Earnings, Revenues, Electric Energy Costs and Gas Supply Costs.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

     Enterprise's cash provided by operating activities for the twelve months ended March 31, 1995 increased $82 million to $1.186 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $144 million, a decrease in accounts receivable of $92 million, an increase in net income of $46 million, greater depreciation and amortization of $28 million, a positive net change in certain other current assets and liabilities of $26 million, and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $86 million. Partially offsetting these cash inflows were a loss from property impairments of $78 million in 1993, lower unrealized gains on investments of $40 million, a smaller increase in deferred income taxes of $68 million, an increase in inventory - fuel and materials and supplies of $73 million, and a decrease in accounts payable of $76 million.
(For additional information see Enterprise Earnings and Revenues, Electric Energy Costs and Gas Supply Costs.)

  EXTERNAL FINANCINGS

ENTERPRISE CONSOLIDATED CASH FLOWS FROM FINANCING ACTIVITIES


                                                           Three Months Ended      Twelve Months Ended
                                                                March 31,               March 31,
                                                           ------------------      -------------------
                                                           1995          1994        1995        1994
                                                          -------      -------      ------      -----
                                                                     (MILLIONS OF DOLLARS)
    Enterprise (Parent Company):
      Issuance of Common Stock(A).......................  $    --       $   28     $   --      $   127
      Cash Dividends paid on Common Stock(B)............     (132)        (132)       (529)       (524)
                                                          -------      -------     -------      ------
              Total Enterprise (Parent Company).........     (132)        (104)       (529)       (397)
                                                          -------      -------     -------      ------
    PSE&G:(C)
      Net decrease in Short-Term Debt(D)................     (308)        (431)         (8)        (13)
     (Decrease) increase in Book Overdrafts.............      (35)         (24)         13           7
      Issuance of Long-Term Debt(E).....................       --          400         450       1,873
      Redemption of Long-Term Debt......................       --          (67)       (411)     (1,689)
      Long-Term Debt Issuance and Redemption Costs......       --           --         (30)        (54)
      Issuance of Preferred Stock(F)....................       --           75          --          75
      Redemption of Preferred Stock.....................       --          (45)        (75)        (45)
      Issuance of Monthly Income Preferred
         Securities ....................................       --           --         150          --
      Other.............................................        2           (1)         (1)         (1)
                                                          -------      -------     -------      ------
              Total PSE&G...............................     (341)         (93)        88          153
                                                          -------      -------     -------      ------
    EDHI:(G)
      Net increase (decrease) in Short-Term Debt........       54          (28)        128        (134)
      Issuance of Long-Term Debt........................       --           --          --         105
      Redemptions of Long-Term Debt.....................      (52)         (30)       (136)       (281)
      Other.............................................       --           --          --          (7)
                                                          -------      -------     -------      ------
              Total EDHI................................        2          (58)         (8)       (317)
                                                          -------      -------     -------      ------
    Net cash used in financing activities...............  $  (471)      $ (255)    $  (449)     $ (561)
                                                          ========      =======     =======      ======

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

(A) Book value per share was $22.03 at March 31, 1995, compared to $21.49 at March 31, 1994.

(B) See Dividends.

(C) The BPU has authorized PSE&G to issue $370 million of First and Refunding Mortgage Bonds (Bonds)/Medium-Term Notes (MTNs) through 1996 for refunding purposes.

    On April 5, 1995 PSE&G issued $100 million of its MTNs for the purpose of redeeming $100 million of its Series JJ Bonds which mature on June 1, 1995.

    The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1 billion of its short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 1, 1997. On March 31, 1995, PSE&G had no short-term debt outstanding.

    PSE&G has an $800 million revolving credit agreement with a group of commercial banks through September 14, 1995. On March 31, 1995, there were no short-term borrowings outstanding under this credit agreement.

    Public Service Conservation Resources Corporation (PSCRC) has a $30 million revolving credit facility supported by a PSE&G subscription agreement with an aggregate purchase price of $30 million which terminates on March 6, 1996. As of March 31, 1995 PSCRC had $8.7 million outstanding under this facility.

(D) PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires on June 28, 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of March 31, 1995, Fuelco had commercial paper of $85.5 million outstanding under such program.

(E) Enterprise's long-term debt aggregated $5.265 billion as of March 31, 1995, of which $4.588 billion was attributable to PSE&G and $677 million to EDHI.

(F) The BPU has authorized PSE&G to issue not more than $180 million of
    Preferred Stock through 1995.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Concluded)

(G) Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million. As of March 31, 1995, Funding had $144 million of borrowings outstanding under this program.

    Funding has a $225 million revolving credit facility. As of March 31, 1995, Funding had no borrowings outstanding under this facility.

    In March 1995, Funding amended its letter of credit and revolving credit facility in order to adjust pricing and extend the maturity to March 1998.

    Capital's MTN program has previously provided for an aggregate principal amount of up to $750 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. At March 31, 1995, Capital had total debt outstanding of $615 million, including $467 million of MTNs.

                 PUBLIC SERVICE ELECTRIC AND GAS COMPANY

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

    Following are changes in or additions to the significant factors reported in PSE&G's Annual Report to the SEC on Form 10-K for 1994, affecting the consolidated financial condition of PSE&G and its subsidiaries as reflected in their consolidated results of operations. This discussion refers to the consolidated financial statements and related notes herein of PSE&G and should be read in conjunction with such statements and notes.

    Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's MD&A, insofar as they relate to PSE&G and its subsidiaries: Competition; Enterprise Earnings - PSE&G; Dividends; Revenues - PSE&G Electric, PSE&G Gas; Electric Energy Costs; Liquidity and Capital Resources - PSE&G, Long Term Investments and Real Estate and External Financings.

GAS SUPPLY COSTS

    Gas supply costs decreased $121 million, or 26%, and $133 million, or 13%, in the first quarter and twelve months ended March 31, 1995, respectively, from the comparable 1994 periods. The significant components of these changes follow:

                                             Increase or (Decrease)
                                    ----------------------------------------
                                    Three Months Ended   Twelve Months Ended
                                          March 31,           March 31,
                                       1995 vs. 1994        1995 vs. 1994
                                    -------------------  -------------------
                                                   (Millions)
Changes in prices paid for
   gas supplies ....................      $ (56)                $(113)
Therm sendout ......................        (65)                  (79)
Refunds from pipeline suppliers ....         (2)                  (16)
Adjustment of actual costs to
  match recoveries through
  revenues (A) .....................          2                    75
                                          -----                 -----
     Total Gas Supply Costs ........      $(121)                $(133)
                                          =====                 =====

(A) Reflects the change in deferred over (under) recovered gas costs.

    The decrease in total costs was principally due to the lower price of natural gas and lower therm sendout resulting from the warmer 1995 winter season compared to the 1994 winter season.

                 PUBLIC SERVICE ELECTRIC AND GAS COMPANY

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Concluded)

LIQUIDITY AND CAPITAL RESOURCES

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     PSE&G's cash provided by operating activities for the three months ended March 31, 1995 decreased $18 million to $684 million when compared to the corresponding period in 1994. This decrease was primarily due to a smaller increase in inventory - fuel and materials and supplies of $76 million, a decrease in net income of $15 million, a smaller increase in deferred income taxes of $20 million, a negative net change in certain other current assets and liabilities of $9 million, and a negative net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $12 million. Partially offsetting these cash outflows were a smaller decrease in accounts payable of $26 million, a decrease in accounts receivable of $39 million and lower recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $59 million. (For additional information see Enterprise Earnings, Revenues and Electric Energy Costs and PSE&G Gas Supply Costs.)

     PSE&G's cash provided by operating activities for the twelve months ended March 31, 1995 increased $112 million to $1.042 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $144 million, a decrease in accounts receivable of $130 million, greater depreciation and amortization of $35 million, a positive net change in certain other current assets and liabilities of $40 million, and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $72 million. Partially offsetting these cash inflows were a smaller increase in deferred income taxes of $86 million, an increase in inventory - fuel and materials and supplies of $73 million, and a decrease in accounts payable of $144 million. (For additional information see Enterprise Earnings, Revenues and Electric Energy Costs and PSE&G Gas Supply Costs.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
- ------    -----------------

    Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1994 (the "Form 10-K") is updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of the Form 10-Q.

    (1)  Page 11 - Proceedings before the BPU relating to PSE&G's LGAC.  Form
                   10-K, Page 75.

    (2)  Page 11 - Proceedings before the BPU relating to PSE&G's LEAC.  Form
                   10-K, Page 75.

    (3)  Page 40 - Proceedings before FERC relating to competition and electric wholesale markets.  Form 10-K, Page 3.

    (4)  Page 40 - Requests filed in 1974 and later supplemented, to EPA and
                   NJDEP to establish thermal discharge and intake structures for PSE&G's electric generating stations. Form 10-K, Page 24.


Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ---------------------------------------------------

    Enterprise's Annual Meeting of Stockholders was held on April 18, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the board of directors. Details of the voting are provided below:

                                                                 Votes
                                               Votes For        Withheld
                                               ---------        --------
Proposal 1 - Election of Directors
     Class I - Term expiring 1997

          Lawrence R. Codey..............     198,720,225      2,408,487

     Class II - Term expiring 1998

          E. James Ferland...............     198,699,038      2,429,674
          Irwin Lerner...................     198,853,996      2,285,716
          Marilyn M. Pfaltz..............     198,788,397      2,340,315
          Richard J. Swift...............     198,839,411      2,290,301


                                                         Votes      Votes
                                        Votes For       Against   Abstaining
                                        ---------      ---------  ----------


Proposal 2 - Appointment of Deloitte &
             Touche LLP as Independent
             Auditors for 1995........  198,578,345    1,151,108   1,414,938


There were no broker non-votes with respect to either item.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information
- ------   -----------------

    Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1994 (the "Form 10-K") is updated below. References are to the related pages and paragraph(s) of the Form 10-K as printed and distributed.

  Competition - Electric

    Form 10-K, Page 3, Paragraph 3
    ------------------------------

         In March 1995, FERC issued a NOPR which, if adopted, would require electric utilities, including PSE&G, to provide open access to the interstate transmission network pursuant to non-discriminatory tariffs available to all wholesale sellers and buyers of electric energy. Utilities would be required to offer transmission to eligible customers comparable to the service they provide themselves and to take service under the tariffs for their own wholesale sales and purchases. Further, transmission and ancillary service components would be unbundled and, when buying or selling power, utilities would have to rely on the same network for transmission system information as their customers.

         The NOPR states FERC's general principle that utilities, should be entitled to full recovery of legitimate and verifiable stranded costs at the federal and state levels and reiterates its prior proposal that such costs be directly assigned to departing customers. The NOPR further provides that stranded costs due to retail wheeling are a state matter, while stranded costs due to wholesale wheeling, municipalization or change from retail to wholesale customer are within FERC's jurisdiction. PSE&G cannot predict the impact of any regulations that may be adopted. See Management's Discussion and Analysis -- Competition.

  PSE&G - Nuclear Operations - Salem

    Form 10-K, Page 11, Paragraph 3
    --------------------------------

    On March 21, 1995, representatives of the NRC Staff met with the Boards of Directors of Enterprise and PSE&G to reiterate the previously expressed concerns with regard to Salem's operations, including plant material conditions that required operators to operate various systems manually, maintenance backlog, root cause analysis, quality assurance, engineering, repeat equipment failures, procedure adherence, four events over the past four years causing the NRC to conduct four Augmented Inspected Team reviews, leadership, employee concerns, attention to balance of plant, management oversight and vertical communication with employees and oversight of contractors. The NRC staff acknowledged that PSE&G had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

    Form 10-K, Page 11, Paragraph 3 - (Concluded)
    ---------------------------------------------

    Also in March 1995, the Institute of Nuclear Power Operations (INPO) reported an assessment of Salem's operations that indicated that improvement was needed in a wide range of areas, with significant improvement required in areas such as equipment performance and plant material conditions, management and supervision, engineering activities and training.

    On April 21, 1995, the NRC commenced an inspection, expected to take about four weeks, to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification; prioritizing and conducting work on plant equipment; and management oversight of plant performance. This inspection is currently ongoing.

    As previously stated, PSE&G is in agreement with the assessment of the NRC staff, as well as that of INPO, that Salem's operations must be further improved in order to assure continued reliable operation. PSE&G is fully committed to take whatever action is needed to improve Salem's operations and is committed to safe and conservative operations before production.

    PSE&G cannot predict what further action, if any, the NRC may take in respect of Salem's operations.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

    New Matters
    -----------

    On April 12, 1995, PSE&G received notification of a Level II violation including an $80,000 civil penalty for an incident that occurred in December, 1992 in which two former Salem station managers did not properly respond to safety concerns raised by two employees. The incident was thoroughly investigated and brought to the NRC's attention by PSE&G at that time. PSE&G has agreed to pay the penalty and has instituted several measures to reinforce to personnel that their concerns about safety and all issues relating to the operation of the nuclear facilities can be openly brought to management's attention.

    PSE&G has been notified of an NRC enforcement conference to be held on June 1, 1995 pertaining to valves that were incorrectly positioned after a plant modification was installed in May 1993 and several examples of inadequate root cause determination of events, which led to insufficient corrective actions at Salem. During this enforcement conference, PSE&G will address the issues identified and ensure they are clearly understood, establish the safety significance of the issues and discuss the mitigating factors related to these issues. Enterprise cannot predict what action, if any, the NRC may take as a result of this meeting.

  PSE&G - Nuclear Operations - Hope Creek

    Form 10-K, Page 12
    -------------------
    New Information
    ---------------
    A small amount of low-level radioactive materials was released to the atmosphere at Hope Creek Generating Station on April 5, 1995. The release did not exceed federal limits nor pose any danger to the public or plant employees; however, a trailer driven offsite had exceeded the limit for releasing materials and was later cleaned. PSE&G and the NRC have investigated the event and met on this issue. An enforcement conference is currently scheduled for the end of June 1995. The equipment responsible for generating the release has been secured until the NRC has had the opportunity to review corrective actions. Additionally, similar equipment will be reviewed for deficiencies. PSE&G will also be holding meetings with New Jersey and local government officials to address any concerns relating to the incident. PSE&G cannot predict what actions, if any, the NRC will take as a result of this event.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Concluded)
- ------   -------------------------------

  Environmental Controls - Water Pollution Control - Salem Station

    Form 10-K, Page 24, Paragraphs 4 and 5
    --------------------------------------
    In March 1995, the State of Delaware agreed to withdraw its hearing request related to the Salem Station New Jersey Pollution Discharge Elimination System (NJPDES) permit in return for PSE&G funding a number of environmental projects in Delaware, similar to and including certain NJPDES permit conservation measures, which is not expected to materially increase the cost of compliance with the permit. In May 1995, PSE&G resolved all issues with the remaining intervenors, thus eliminating a hearing and any further challenge to the Salem permit.

Item 6.   Exhibits and Reports on Form 8-K
- ------    --------------------------------

(a)  A listing of exhibits being filed with this document is as follows:

     Exhibit
     Number                                 Document
     -------       ----------------------------------------------------------
     12            Computation of Ratios of Earnings to Fixed Charges plus
                   Preferred Securities Dividend Requirements (Enterprise).

     12(A)         Computation of Ratios of Earnings to Fixed Charges (PSE&G).

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (PSE&G).

     27            Financial Data Schedules.

(b) Reports on Form 8-K.
    None.

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




                            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                            PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                            --------------------------------------------
                                           (Registrants)


                              By:           PATRICIA A. RADO
                                  --------------------------------------
                                            Patricia A. Rado
                                      Vice President and Controller
                                     (Principal Accounting Officer)

Date:  May 12, 1995