Form 10-Q
period 1995-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1995-08-14
CIK 788784, 81033

===========================================================================
                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                     Commission file number 1-9120

              Public Service Enterprise Group Incorporated
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                       22-2625848
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

80 Park Plaza, P. O. Box 1171, Newark, New Jersey              07101-1171
-------------------------------------------------             ------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 201 430-7000
                                                    ------------
                   Commission file number 1-973

               Public Service Electric and Gas Company
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          New Jersey                                        22-1212800
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

80 Park Plaza, P. O. Box 570, Newark, New Jersey               07101-0570
------------------------------------------------              ------------
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
                                              Yes  x        No
                                                  ----        ----
The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:
             Class                        Outstanding at July 31, 1995
             -----                        -----------------------------
   Common Stock, without par value                  244,697,930

     As of July 31, 1995, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
===========================================================================

                           TABLE OF CONTENTS
                           -----------------
                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three, Six and
     Twelve Months Ended June 30, 1995 and 1994 ....................  1

     Consolidated Balance Sheets as of June 30, 1995, 1994
     and December 31, 1994 .........................................  2

     Consolidated Statements of Cash Flows for the Six and
     Twelve Months Ended June 30, 1995 and 1994 ....................  4

     Consolidated Statements of Retained Earnings for the
     Three, Six and Twelve Months Ended June 30, 1995 and 1994 .....  5

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three, Six and
     Twelve Months Ended June 30, 1995 and 1994 ....................  6

     Consolidated Balance Sheets as of June 30, 1995,
     1994 and December 31, 1994 ....................................  7

     Consolidated Statements of Cash Flows for the Six and
     Twelve Months Ended June 30, 1995 and 1994 ....................  9

     Consolidated Statements of Retained Earnings for the
     Three, Six and Twelve Months Ended June 30, 1995 and 1994 ..... 10

  Notes to Consolidated Financial Statements - Enterprise........... 11

  Notes to Consolidated Financial Statements - PSE&G................ 19


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                Enterprise ......................................... 20
                PSE&G .............................................. 30

                           TABLE OF CONTENTS
                           -----------------

                                                                     Page
                                                                     ----
PART II.  OTHER INFORMATION

  Item 5.  Other Information ........................................ 32

  Item 6.  Exhibits and Reports on Form 8-K ......................... 38

  Signatures - Public Service Enterprise Group Incorporated ......... 39

  Signatures - Public Service Electric and Gas Company .............. 39

                                GLOSSARY OF TERMS

 The following is a glossary of frequently used abbreviations or acronyms that are found in this report:


           TERM                             MEANING
 -----------------------  ----------------------------------------------
 AFDC...................    Allowance for Funds used During Construction
 BPU....................    New Jersey Board of Public Utilities
 Capital................    PSEG Capital Corporation
 CEA....................    Community Energy Alternatives Incorporated
 DSM....................    Demand Side Management
 DSM Plan...............    DSM Incentive Resource Plan
 EBIT...................    Earnings before interest and taxes
 EDC....................    Energy Development Corporation
 EDHI...................    Enterprise Diversified Holdings Incorporated
 EGDC...................    Enterprise Group Development Corporation
 Enterprise.............    Public Service Enterprise Group Incorporated
 EPA....................    United States Environmental Protection Agency
 EPACT..................    Energy Policy Act
 FERC...................    Federal Energy Regulatory Commission
 Fuelco.................    PSE&G Fuel Corporation
 Funding................    Enterprise Capital Funding Corporation
 IRP....................    Integrated Electric Resource Plan
 Hope Creek.............    Hope Creek Nuclear Generating Station
 KWH....................    Kilowatthours
 LEAC...................    Electric Levelized Energy Adjustment Clause
 LGAC...................    Levelized Gas Adjustment Charge
 MD&A...................    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations
 MIPS...................    Monthly Income Preferred Securities
 Mortgage...............    First and Refunding Mortgage of PSE&G
 MTNs...................    Medium-Term Notes
 MW.....................    Megawatts
 MWH....................    Megawatthours


           TERM                             MEANING
-----------------------  ----------------------------------------------

 NEIL..................     Nuclear Electric Insurance Limited
 NJDEP.................     New Jersey Department of Environmental
                            Protection
 NJGRT.................     New Jersey Gross Receipts and Franchise Tax
 NOPR...................    Notice of Proposed Rulemaking
 NPS....................    The BPU's nuclear performance standard
                            established for nuclear generating stations
                            owned by New Jersey electric utilities
 NRC....................    Nuclear Regulatory Commission
 Partnership............    Public Service Electric and Gas Capital, L.P.
 Peach Bottom...........    Peach Bottom Atomic Power Station, Units 2
                         and 3
 PECO...................    PECO Energy, Inc.
 Price Anderson.........    Price-Anderson liability provisions of the
                            Atomic Energy Act of 1954, as amended
 PSE&G..................    Public Service Electric and Gas Company
 PSCRC..................    Public Service Conservation Resources
                            Corporation
 PSRC...................    Public Service Resources Corporation
 RAC....................    Remediation Adjustment Clause
 Remediation Program....    PSE&G Manufactured Gas Plant Remediation
                            Program
 Salem..................    Salem Nuclear Generating Station, Units 1 and 2
 SEC....................    Securities and Exchange Commission
 Ventures...............    Enterprise Ventures and Service Corporation


                                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of June 30, 1995 and 1994 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                           (Thousands of Dollars)
                                  Three Months Ended         Six Months Ended         Twelve Months Ended
                                       June 30,                  June 30,                  June 30,
                               ------------------------  ------------------------  ------------------------
                                  1995         1994          1995         1994         1995         1994
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING REVENUES
 Electric......................$   966,245  $   903,348  $ 1,911,283  $ 1,792,690  $ 3,858,306  $ 3,726,181
 Gas...........................    269,190      279,532      903,668    1,081,189    1,601,007    1,787,322
 Nonutility Activities.........     93,349       96,708      190,101      201,166      393,137      428,404
                               -----------  -----------  -----------  -----------  -----------  -----------
     Total Operating Revenues..  1,328,784    1,279,588    3,005,052    3,075,045    5,852,450    5,941,907
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Operation
   Fuel for Electric
     Generation and
     Interchanged Power........    210,214      158,250      418,324      325,451      788,636      688,726
    Gas Purchased and Materials
      for Gas Produced.........    166,011      163,986      510,204      624,542      909,618    1,034,829
    Other......................    265,665      257,334      519,571      507,512    1,130,582    1,038,752
 Maintenance...................     68,038       75,437      132,083      151,912      288,251      325,235
 Depreciation and Amortization     169,286      157,932      333,542      314,171      653,399      618,493
 Property Impairments..........      --           --           --           --           --          77,637
 Taxes
    Federal Income Taxes.......     55,642       67,824      162,431      188,298      286,684      343,801
    New Jersey Gross Receipts
      Taxes....................    139,274      125,400      316,063      316,703      582,527      609,877
    Other......................     21,415       20,700       45,260       44,783       82,759       81,200
                               -----------  -----------  -----------  -----------  -----------  -----------
     Total Operating Expenses..  1,095,545    1,026,863    2,437,478    2,473,372    4,722,456    4,818,550
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING INCOME...............    233,239      252,725      567,574      601,673    1,129,994    1,123,357
                               -----------  -----------  -----------  -----------  -----------  -----------
OTHER INCOME
  Allowance for Funds Used
    During Construction -
    Equity.....................      1,787        1,874        3,269        3,662       12,396       10,482
  Miscellaneous - net..........      1,555        1,348        3,557        2,503        7,484       (5,071)
                               -----------  -----------  -----------  -----------  -----------  -----------
       Total Other Income......      3,342        3,222        6,826        6,165       19,880        5,411
                               -----------  -----------  -----------  -----------  -----------  -----------
INCOME BEFORE INTEREST CHARGES
  AND DIVIDENDS ON PREFERRED
  SECURITIES...................    236,581      255,947      574,400      607,838    1,149,874    1,128,768
                               -----------  -----------  -----------  -----------  -----------  -----------
INTEREST CHARGES
  Long-Term Debt...............    111,193      115,947      222,797      228,059      453,896      458,195
  Short-Term Debt..............      7,592        6,086       12,419        9,920       26,461       17,946
  Other........................      7,128        1,624       13,833        4,475       22,163       13,669
                               -----------  -----------  -----------  -----------  -----------  -----------
       Total Interest Charges..    125,913      123,657      249,049      242,454      502,520      489,810
Allowance for Funds Used During
 Construction - Debt and
 Capitalized Interest..........    (12,196)      (7,739)     (22,302)     (15,052)     (41,043)     (26,746)
                               -----------  -----------  -----------  -----------  -----------  -----------
Net Interest Charges...........    113,717      115,918      226,747      227,402      461,477      463,064
                               -----------  -----------  -----------  -----------  -----------  -----------
Preferred Securities Dividend
  Requirements.................     12,197       10,144       24,394       20,424       46,117       39,959
                               -----------  -----------  -----------  -----------  -----------  -----------
NET INCOME.....................$   110,667  $   129,885  $   323,259  $   360,012  $   642,280  $   625,745
                               ===========  ===========  ===========  ===========  ===========  ===========
SHARES OF COMMON STOCK
OUTSTANDING
 End of Period ................244,697,930  244,697,930  244,697,930  244,697,930  244,697,930  244,697,930
 Average for Period ...........244,697,930  244,697,930  244,697,930  244,239,893  244,697,930  243,296,564

EARNINGS PER AVERAGE SHARE OF
COMMON STOCK...................       $.45         $.53        $1.32        $1.47       $2.62         $2.57
                               ===========  ===========  ===========  ===========  ===========  ===========
DIVIDENDS PAID PER SHARE OF
 COMMON STOCK .................       $.54         $.54        $1.08        $1.08       $2.16         $2.16
                               ===========  ===========  ===========  ===========  ==========   ===========

     See Notes to Consolidated Financial Statements.

                             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                       CONSOLIDATED BALANCE SHEETS
                                         (Thousands of Dollars)
                                                              June 30,         June 30,      December 31,
ASSETS                                                         1995              1994            1994
------                                                     ------------     ------------     ------------
UTILITY PLANT - Original cost
  Electric ..............................................  $ 12,598,360     $ 12,193,592     $ 12,345,919
  Gas ...................................................     2,381,112        2,227,899        2,318,233
  Common ................................................       522,689          525,102          545,131
                                                           ------------     ------------     ------------
       Total ............................................    15,502,161       14,946,593       15,209,283
  Less: accumulated depreciation and amortization........     5,328,551        4,980,410        5,147,105
                                                           ------------     ------------     ------------
       Net ..............................................    10,173,610        9,966,183       10,062,178
  Nuclear Fuel in Service, net of accumulated
   amortization - $330,025, $270,360 and
   $302,906, respectively ...............................       178,454          226,282          205,273
                                                           ------------     ------------     ------------
       Net Utility Plant in Service .....................    10,352,064       10,192,465       10,267,451
  Construction Work in Progress, including Nuclear
   Fuel in Process - 92,846, 52,841 and
   $65,429, respectively ................................       756,753          680,640          806,934
  Plant Held for Future Use .............................        23,966           17,913           23,860
                                                           ------------     ------------     ------------
       Net Utility Plant ................................    11,132,783       10,891,018       11,098,245
                                                           ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of amortization -$3,489,
     $1,504 and $2,365, and net valuation allowances -
     $17,105, $17,104 and $17,104 respectively ..........     1,693,605        1,657,420        1,625,952
  Oil and Gas Property, Plant and Equipment, net of
    accumulated depreciation and amortization -
    $787,588, $736,059 and $748,245, respectively .......       589,088          556,387          577,913
  Real Estate Property and Equipment, net of accumulated
    depreciation - $16,141, $12,525 and $14,242, and
    net of valuation allowance - $23,306, $22,514 and
    $23,264, respectively ...............................       111,307          104,920          115,210
  Other Plant, net of accumulated depreciation
    and amortization - $5,825, $4,149
    and $4,653, respectively ............................        28,298           28,474           36,063
  Nuclear Decommissioning and Other Special Funds .......       252,774          216,738          233,022
  Other Assets - net ....................................        75,860           91,374           85,478
                                                           ------------     ------------     ------------
       Total Investments and Other Property .............     2,750,932        2,655,313        2,673,638
                                                           ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents .............................        77,720          179,854           67,866
  Accounts Receivable:
    Customer Accounts Receivable ........................       387,664          448,371          434,207
    Other Accounts Receivable ...........................       183,248          157,620          211,779
    Less:  Allowance for Doubtful Accounts ..............        40,031           30,877           40,915
  Unbilled Revenues .....................................       128,309          129,973          204,056
  Fuel, at average cost .................................       257,488          224,130          268,927
  Materials and Supplies, net of inventory valuation
    reserves - $18,200,$8,525 and $18,200, respectively..       149,359          166,478          148,285
  Prepaid Gross Receipts Taxes ..........................       304,705          268,364            --
  Deferred Income Taxes .................................        23,967           15,868           25,311
  Miscellaneous Current Assets ..........................        35,615           28,410           37,356
                                                           ------------     ------------     ------------
       Total Current Assets .............................     1,508,044        1,588,191        1,356,872
                                                           ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ...........................        79,308           97,010           88,269
  Oil and Gas Property Write-Down .......................        38,655           43,809           41,232
  Unamortized Debt Expense ..............................       127,747          126,571          134,599
  Deferred OPEB Costs ...................................       182,736          133,334          116,476
  Under Recovered Electric Energy and Gas Costs - net ...       138,394          161,368          172,563
  Unrecovered Environmental Costs (note 2) ..............       134,436          135,691          138,435
  Unrecovered Plant and Regulatory Study Costs ..........        35,475           35,412           37,128
  Unrecovered SFAS 109 Deferred Income Taxes ............       790,561          789,103          791,393
  Deferred Decontamination and Decommissioning Costs ....        53,016           56,546           53,016
  Other .................................................        10,100           56,328           15,574
                                                           ------------     ------------     ------------
       Total Deferred Debits ............................     1,590,428        1,635,172        1,588,685
                                                           ------------     ------------     ------------
       Total ............................................  $ 16,982,187     $ 16,769,694     $ 16,717,440
                                                           ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                        June 30,         June 30,        December 31,
CAPITALIZATION AND LIABILITIES                            1995             1994              1994
------------------------------                        ------------     ------------     --------------
CAPITALIZATION
  Common Equity
    Common Stock .................................... $  3,801,157     $  3,801,157      $ 3,801,157
    Retained Earnings ...............................    1,568,995        1,456,025        1,510,010
                                                      ------------     ------------      ------------
       Total Common Equity ..........................    5,370,152        5,257,182        5,311,167
Subsidiaries' Securities and Obligations
  Preferred Securities
    Preferred Stock Without Mandatory Redemption.....      384,994          459,994          384,994
    Preferred Stock With Mandatory Redemption .......      150,000          150,000          150,000
    Monthly Income Preferred Securities .............      150,000            --             150,000
  Long-Term Debt ....................................    5,235,367        5,375,709        5,180,657
                                                      ------------     ------------     ------------
       Total Capitalization .........................   11,290,513       11,242,885       11,176,818
                                                      ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
    Radwaste Costs ..................................       59,180           56,546           56,149
  Environmental Costs (note 2) ......................      105,600          108,039          105,684
  Capital Lease Obligations .........................       53,450           52,824           53,770
                                                      ------------     ------------     ------------
       Total Other Long-Term Liabilities.............      218,230          217,409          215,603
                                                      ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ................      242,806          482,176          499,738
  Commercial Paper and Loans ........................      883,055          703,223          491,586
  Book Overdrafts ...................................       58,833           35,461           86,576
  Accounts Payable ..................................      402,160          369,636          433,471
  Other Taxes Accrued ...............................       52,114           36,206           44,149
  Interest Accrued ..................................       80,504          113,103          107,962
  Estimated Liability for Vacation Pay ..............       30,334           31,546           27,080
  Customer Deposits .................................       32,942           35,450           33,698
  Liability for Injuries and Damages ................       30,568           28,129           29,814
  Miscellaneous Environmental Liabilities ...........       14,255            4,375           15,365
  Other .............................................       55,232           42,108           87,480
                                                      ------------     ------------     ------------
       Total Current Liabilities ....................    1,882,803        1,881,413        1,856,919
                                                      ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .................    2,949,305        2,821,054        2,905,390
  Accumulated Deferred Investment Tax Credits .......      402,459          422,790          412,466
  Deferred OPEB Costs ...............................      182,736          133,334          116,476
  Other .............................................       56,141           50,809           33,768
                                                      ------------     ------------     ------------
       Total Deferred Credits .......................    3,590,641        3,427,987        3,468,100
                                                      ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)
       Total ........................................ $ 16,982,187     $ 16,769,694     $ 16,717,440
                                                      ============     ============     ============

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of Dollars)

                                                 Six Months Ended           Twelve Months Ended
                                                    June 30,                     June 30,
                                            --------------------------    --------------------------
                                                1995          1994            1995           1994
                                            ------------   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .............................. $    323,259   $   360,012    $   642,280    $   625,745
Adjustments to reconcile net income to
  net cash flows from operating activities:
  Depreciation and Amortization ...........      333,542       314,171        653,399        618,493
  Amortization of Nuclear Fuel ............       47,490        44,827         97,836         94,955
  Recovery (Deferral) of Electric Energy
    and Gas Costs - net ...................       34,169       (99,334)        22,974       (217,818)
  Loss from Property Impairments ..........         --           --             --            77,637
  Amortization of Discounts on Property
    Abandonments and Disallowance..........       (3,038)       (3,481)        (6,300)        (7,177)
  Unrealized Gains on Investments - net....       (9,311)       (8,906)       (26,734)       (13,718)
  Provision for Deferred Income
    Taxes - net............................       37,930        98,964         77,885        195,311
  Investment Tax Credits - net ............      (10,007)       (9,923)       (20,331)       (19,647)
  Allowance for Funds Used During
    Construction - Debt and Equity and
    Capitalized Interest...................      (25,571)      (18,714)       (53,439)       (37,228)
  Proceeds from Leasing Activities - net...        3,783         3,476         27,989         14,857
  Changes in certain current assets
  and liabilities:
    Net decrease in Accounts Receivable
      and Unbilled Revenues................      149,937       188,480         45,897         21,804
    Net decrease (increase) in Inventory -
      Fuel and Materials and Supplies......       10,365        67,773        (16,239)        31,519
    Net (decrease) increase in
      Accounts Payable.....................      (31,311)     (149,625)        32,524        (28,541)
    Net change in Prepaid/Accrued
      Taxes................................     (296,740)     (535,125)       (20,433)      (252,641)
    Net change in Other Current Assets
      and liabilities......................      (54,479)        8,449        (26,180)       (16,577)
  Other ...................................       39,456        33,521         55,571         10,407
                                            ------------   -----------    -----------   ------------
       Net cash provided by operating
       activities .........................      549,474       294,565      1,486,699      1,097,381
                                            ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC ........................     (312,685)     (360,415)      (801,444)      (938,121)
  Additions to Oil and Gas Property,
    Plant and Equipment, excluding
    Capitalized Interest ..................      (54,563)      (92,254)      (111,832)      (138,029)
  Net (increase) decrease in Long-Term
    Investments and Real Estate ...........      (62,751)      (12,790)         8,455        100,784
  Increase in Decommissioning and Other
    Special Funds, excluding interest .....      (14,782)      (20,567)       (29,609)       (26,170)
  Cost of Plant Removal - net .............      (13,677)      (18,688)       (28,951)       (48,546)
  Other ...................................       14,756        (1,122)        23,032        (10,603)
                                            ------------   -----------    -----------   ------------
       Net cash used in investing
       activities .........................     (443,702)     (505,836)      (940,349)    (1,060,685)
                                            ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt .........      391,469       125,587        179,832        485,117
  (Decrease) increase in Book Overdrafts ..      (27,743)      (27,531)        23,372        (14,674)
  Issuance of Long-Term Debt ..............      100,000       664,365        285,435      1,642,065
  Redemption of Long-Term Debt ............     (302,222)     (230,865)      (665,147)    (1,745,918)
  Long-Term Debt Issuance and
    Redemption Costs ......................         --            --          (29,811)       (50,154)
  Issuance of Preferred Stock .............         --          75,000           --           75,000
  Redemption of Preferred Stock ...........         --         (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities ..................         --            --          150,000           --
  Issuance of Common Stock ................         --          28,495           --           94,093
  Cash Dividends Paid on Common Stock .....     (264,274)     (263,797)      (528,548)      (525,628)
  Other ...................................        6,852        (6,501)        11,383         (7,760)
                                            ------------   -----------    -----------    -----------
       Net cash (used in) provided by
         financing activities .............      (95,918)      319,753       (648,484)       (92,859)
                                            ------------   -----------    -----------    -----------
Net increase (decrease) in Cash and
  Cash Equivalents ........................        9,854       108,482       (102,134)       (56,163)
Cash and Cash Equivalents at Beginning
  of Period ...............................       67,866        71,372        179,854        236,017
                                            ------------   -----------    -----------    -----------
Cash and Cash Equivalents at
  End of Period............................ $     77,720   $   179,854    $    77,720    $   179,854
                                            ============   ===========    ===========    ===========
Income Taxes Paid ......................... $    125,104   $    94,629    $   185,579    $   161,159
Interest Paid ............................. $    230,210   $   212,025    $   451,058    $   438,456

See Notes to Consolidated Financial Statements.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                            (Thousands of Dollars)

                                 Three Months Ended         Six Months Ended         Twelve Months Ended
                                      June 30,                  June 30,                  June 30,
                              ------------------------  ------------------------  ------------------------
                                 1995         1994          1995         1994         1995         1994
                              -----------  -----------  -----------  -----------  -----------  -----------

Balance at Beginning of
  Period......................$ 1,590,464  $ 1,458,357  $ 1,510,010  $ 1,361,018  $ 1,456,025  $ 1,358,284
Add:
  Net Income .................    110,667      129,885      323,259      360,012      642,280      625,745
                              -----------  -----------  -----------  -----------  -----------  -----------
     Total ...................  1,701,131    1,588,242    1,833,269    1,721,030    2,098,305    1,984,029
                              -----------  -----------  -----------  -----------  -----------  -----------

Deduct:
  Cash Dividends on
    Common Stock .............    132,136      132,137      264,274      263,797      528,548      525,628
  Capital Stock Expenses .....      --              80        --           1,208          762        2,376
                              -----------  -----------  -----------  -----------  -----------  -----------
     Total Deductions ........    132,136      132,217      264,274      265,005      529,310      528,004
                              -----------  -----------  -----------  -----------  -----------  -----------
Balance at End of Period .....$ 1,568,995  $ 1,456,025  $ 1,568,995  $ 1,456,025  $ 1,568,995  $ 1,456,025
                              ===========  ===========  ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of June 30, 1995 and 1994 and for the periods then ended are unaudited but, in the opinion of PSE&G's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair representation.


                                             CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)

                                Three Months Ended         Six Months Ended         Twelve Months Ended
                                     June 30,                  June 30,                  June 30,
                             ------------------------  ------------------------  ------------------------
                                1995         1994          1995         1994         1995         1994
                             -----------  -----------  -----------  -----------  -----------  -----------

OPERATING REVENUES
  Electric ..................$   966,245  $   903,348  $ 1,911,283  $ 1,792,690  $ 3,658,306  $ 3,726,181
  Gas .......................    269,190      279,532      903,668    1,081,189    1,601,007    1,787,322
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Operating
         Revenues ...........  1,235,435    1,182,880    2,814,951    2,873,879    5,459,313    5,513,503
                             -----------  -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Operation
    Fuel for Electric
      Generation and Net
      Interchanged Power ....    210,214      158,250      418,324      325,451      788,636      688,726
    Gas Purchased and
      Materials for Gas
      Produced ..............    166,011      168,064      510,204      633,204      913,701    1,053,830
    Other ...................    226,384      218,217      446,601      433,535      972,925      894,125
  Maintenance ...............     68,038       75,437      132,083      151,912      288,251      325,235
  Depreciation and
    Amortization ............    148,275      137,045      291,868      272,050      571,190      532,868
  Taxes:
    Federal Income Taxes ....     53,576       63,879      155,860      177,308      273,081      333,870
    New Jersey Gross Receipts
      Taxes .................    139,274      125,400      316,063      316,703      582,527      609,877
    Other ...................     19,057       18,363       40,910       40,478       76,532       70,939
                             -----------  -----------  -----------  -----------  -----------  -----------

       Total Operating
         Expenses ...........  1,030,829      964,655    2,311,913    2,350,641    4,466,843    4,509,470
                             -----------  -----------  -----------  -----------  -----------  -----------
OPERATING INCOME ............    204,606      218,225      503,038      523,238      992,470    1,004,033
                             -----------  -----------  -----------  -----------  -----------  -----------
OTHER INCOME
  Allowance for Funds Used
    During Construction -
    Equity ..................      1,787        1,874        3,269        3,662       12,396       10,482
  Miscellaneous - net .......      1,499        1,343        3,350        2,496        7,087       (5,260)
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Other Income ...      3,286        3,217        6,619        6,158       19,483        5,222
                             -----------  -----------  -----------  -----------  -----------  -----------
INCOME BEFORE INTEREST
  CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES.......    207,892      221,442      509,657      529,396    1,011,953    1,009,255
                             -----------  -----------  -----------  -----------  -----------  -----------
INTEREST CHARGES
  Long-Term Debt ............     91,610       92,514      183,102      180,841      369,155      358,997
  Short-Term Debt ...........      4,833        4,954        6,783        7,213       17,745       11,850
  Other .....................      7,012        1,479       13,543        2,765       21,634       11,754
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Interest Charges    103,455       98,947      203,428      190,819      408,534      382,601

Allowance for Funds Used
  During Construction - Debt.    (10,380)      (5,618)     (18,999)     (10,975)     (33,343)     (19,513)
                             -----------  -----------  -----------  -----------  -----------  -----------
Net Interest Charges ........     93,075       93,329      184,429      179,844      375,191      363,088
                             -----------  -----------  -----------  -----------  -----------  -----------
Monthly Income Preferred
 Securities Dividend
  Requirements ..............      3,517      --            7,032       --             8,712           --
                             -----------  -----------  -----------  -----------  -----------  -----------
NET INCOME ..................    111,300      128,113      318,196      349,552      628,050      646,167
                             -----------  -----------  -----------  -----------  -----------  -----------
Preferred Stock Dividend
  Requirements ..............     8,680       10,144        17,362       20,424       37,405       39,959
                             -----------  -----------  -----------  -----------  -----------  -----------
EARNINGS AVAILABLE TO PUBLIC
  SERVICE ENTERPRISE GROUP
  INCORPORATED ..............$   102,620  $   117,969  $   300,834  $   329,128  $   590,645  $   606,208
                             ===========  ===========  ===========  ===========  ===========  ===========

     See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                               June 30,          June 30,      December 31,
ASSETS                                                           1995              1994            1994
------                                                       ------------     ------------     -------------
UTILITY PLANT - Original cost
  Electric .................................................  $ 12,598,360     $ 12,193,592     $ 12,345,919
  Gas ......................................................     2,381,112        2,227,899        2,318,233
  Common ...................................................       522,689          525,102          545,131
                                                              ------------     ------------     ------------
       Total ...............................................    15,502,161       14,946,593       15,209,283
  Less: accumulated depreciation and amortization...........     5,328,551        4,980,410        5,147,105
                                                              ------------     ------------     ------------
       Net .................................................    10,173,610        9,966,183       10,062,178
  Nuclear Fuel in Service, net of accumulated
   amortization - $330,025, $270,360 and
   $302,906, respectively ..................................       178,454          226,282          205,273
                                                              ------------     ------------     ------------
       Net Utility Plant in Service ........................    10,352,064       10,192,465       10,267,451
  Construction Work in Progress, including Nuclear
   Fuel in Process - 92,846, 52,841 and
   $65,429, respectively ...................................       756,753          680,640          806,934
  Plant Held for Future Use ................................        23,966           17,913           23,860
                                                              ------------     ------------     ------------
       Net Utility Plant ...................................    11,132,783       10,891,018       11,098,245
                                                              ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
Long-Term Investments, net of amortization - $3,489,
  $1,504 and $2,365, respectively ..........................        85,204          139,100           65,886
Nuclear Decommissioning and Other Special Funds ............       252,774          216,738          233,022
Other Plant, net of accumulated depreciation and
  amortization - 1,857, 1,012 and $1,127, respectively......        24,966           26,299           32,879
                                                              ------------     ------------     ------------
Total Investments and Other Property .......................       362,944          382,137          331,787
                                                              ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ................................        38,146          144,734           27,498
  Accounts Receivable:
    Customer Accounts Receivable ...........................       387,664          448,371          434,207
    Other Accounts Receivable ..............................        99,829          105,390          151,684
    Less:  Allowance for Doubtful Accounts .................        40,031           30,877           40,915
  Unbilled Revenues ........................................       128,309          129,973          204,056
  Fuel, at average cost ....................................       257,488          224,130          268,927
  Materials and supplies, net of inventory valuation
    reserves - $18,200, $8,525 and $18,200, respectively ...       147,846          165,134          146,763
  Prepaid Gross Receipts Taxes .............................       304,705          268,364            --
  Deferred Income Taxes ....................................        23,967           15,868           25,311
  Miscellaneous Current Assets .............................        17,971           21,664           30,407
                                                              ------------     ------------     ------------
       Total Current Assets ................................     1,365,894        1,492,751        1,247,938
                                                              ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ..............................        79,308           97,010           88,269
  Oil and Gas Property Write-Down ..........................        38,655           43,809           41,232
  Unamortized Debt Expense .................................       125,560          123,351          132,342
  Deferred OPEB Costs ......................................       182,736          133,334          116,476
  Under Recovered Electric Energy and Gas Costs - net ......       138,394          161,368          172,563
  Unrecovered Environmental Costs (note 2).. ...............       134,436          135,691          138,435
  Unrecovered Plant and Regulatory Study Costs .............        35,475           35,412           37,128
  Deferred Decontamination and Decommissioning Costs........        53,016           56,546           53,016
  Unrecovered SFAS 109 Deferred Income Taxes ...............       790,561          789,103          791,393
  Other ....................................................        10,100           56,328           15,574
                                                              ------------     ------------     ------------
       Total Deferred Debits ...............................     1,588,241        1,631,952        1,586,428
                                                              ------------     ------------     ------------
      Total ................................................  $ 14,449,862     $ 14,397,858     $ 14,264,398
                                                              ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                                June 30,         June 30,       December 31,
CAPITALIZATION AND LIABILITIES                                    1995            1994              1994
------------------------------                                ------------     ------------     ------------
CAPITALIZATION
  Common Equity
    Common Stock ...........................................  $  2,563,003     $  2,563,003     $  2,563,003
    Contributed Capital by Enterprise ......................       534,395          534,395          534,395
    Retained Earnings ......................................     1,337,284        1,254,553        1,292,201
                                                              ------------     ------------     ------------
       Total Common Equity .................................     4,434,682        4,351,951        4,389,599

Preferred Stock without mandatory redemption ...............       384,994          459,994          384,994
Preferred Stock with mandatory redemption ..................       150,000          150,000          150,000
Monthly Income Preferred Securities of Subsidiary ..........       150,000            --             150,000
Long-Term Debt .............................................     4,586,428        4,544,509        4,486,787
                                                              ------------     ------------     ------------
       Total Capitalization ................................     9,706,104        9,506,454        9,561,380
                                                              ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
     Radwaste Costs ........................................        59,180           56,546           56,149
  Environmental Costs (note 2)..............................       105,600          108,039          105,684
  Capital Lease Obligations ................................        53,450           52,824           53,770
                                                              ------------     ------------     ------------
       Total Other Long-Term Liabilities ...................       218,230          217,409          215,603
                                                              ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................        60,200          354,565          310,200
  Commercial Paper and Loans ...............................       725,881          671,995          401,759
  Book Overdrafts ..........................................        58,833           35,461           86,576
  Accounts Payable .........................................       324,536          321,314          370,005
  Accounts Payable - Associated Companies ..................           488           16,583           16,677
  Other Taxes Accrued ......................................        37,104           35,074           36,030
  Interest Accrued .........................................        69,560          100,462           95,721
  Estimated Liability for Vacation Pay .....................        30,334           31,546           27,080
  Customer Deposits ........................................        32,942           35,450           33,698
  Liability for Injuries and Damages .......................        30,568           28,129           29,814
  Miscellaneous Environmental Liabilities ..................        14,255            4,375           15,365
  Other ....................................................        23,947           17,431           50,778
                                                              ------------     ------------     ------------
       Total Current Liabilities ...........................     1,408,648        1,652,385        1,473,703
                                                              ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ........................     2,502,304        2,442,652        2,478,539
  Accumulated Deferred Investment Tax Credits ..............       380,234          399,525          389,721
  Deferred OPEB Costs ......................................       182,736          133,334          116,476
  Other ....................................................        51,606           46,099           28,976
                                                              ------------     ------------     ------------
       Total Deferred Credits ..............................     3,116,880        3,021,610        3,013,712
                                                              ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)

     Total .................................................  $ 14,449,862     $ 14,397,858     $ 14,264,398
                                                              ============     ============     ============

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of Dollars)
                                                Six Months Ended           Twelve Months Ended
                                                    June 30,                    June 30,
                                           ---------------------------   ---------------------------
                                               1995           1994           1995           1994
                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................. $    318,196   $   349,552   $    628,050   $    646,167
  Adjustments to reconcile net income
    to net cash flows from operating
    activities:
    Depreciation and Amortization ........      291,868       272,050        571,190        532,868
    Amortization of Nuclear Fuel .........       47,490        44,827         97,836         94,955
    Recovery (Deferral) of Electric
      Energy and Gas Costs - net .........       34,169       (99,334)        22,974       (217,818)
    Amortization of Discounts on Property
      Abandonments and Disallowance ......       (3,038)       (3,481)        (6,300)        (7,177)
    Provision for Deferred Income
      Taxes - net ........................       24,597        74,566         58,194        176,603
    Investment Tax Credits - net .........       (9,487)       (9,404)       (19,291)       (18,608)
    Allowance for Funds Used During
      Construction - Debt and Equity .....      (22,268)      (14,637)       (45,739)       (29,995)
    Changes in certain current assets
    and liabilities:
      Net decrease in Accounts  Receivable
        and Unbilled Revenues ............      173,261       171,066         77,086          8,239
      Net decrease (increase) in Inventory -
        Fuel and Materials and Supplies...       10,356        67,589        (16,070)        31,471
      Net decrease in Accounts Payable ...      (61,658)     (148,573)       (12,873)       (37,930)
      Net change in Prepaid/Accrued
        Taxes ............................     (303,631)     (530,357)       (34,311)      (230,159)
      Net change in Other Current Assets
        and Liabilities ..................      (37,070)       19,368        (20,193)       (16,383)
    Other ................................       29,669        (1,226)        60,401        (21,277)
                                           ------------   -----------    -----------   ------------
        Net cash provided by operating
        activities .......................      492,454       192,006      1,360,954        910,956
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC .......................     (312,685)     (360,415)      (801,444)      (938,121)
  Net (increase) decrease in
    Long-Term Investments ................      (24,827)      (22,546)        48,387        (43,669)
  Increase in Decommissioning and
    Other Special Funds,
    excluding interest ...................      (14,782)      (20,567)       (29,609)       (26,171)
  Cost of Plant Removal - net ............      (13,677)      (18,688)       (28,951)       (48,546)
  Other ..................................        7,913           (70)         9,675         (9,340)
                                           ------------   -----------    -----------   ------------
        Net cash used in investing
        activities .......................     (358,058)     (422,286)      (801,942)    (1,065,847)
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ........      324,122       139,267         53,886        564,352
 (Decrease) increase  in Book
    Overdrafts ...........................      (27,743)      (27,531)        23,372        (14,674)
  Issuance of Long-Term Debt .............      100,000       664,365        285,435      1,537,065
  Redemption of Long-Term Debt............     (250,359)     (191,428)      (537,881)    (1,421,312)
  Long-Term Debt Issuance and
    Redemption Costs .....................        --             --          (29,731)       (49,553)
  Issuance of Preferred Stock ............        --           75,000           --           75,000
  Redemption of Preferred Stock ..........        --          (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities .................        --             --          150,000          --
  Cash Dividends Paid ....................     (273,112)     (274,324)      (544,555)      (542,859)
  Other ..................................        3,344        (7,500)         8,874         (1,443)
                                           ------------   -----------    -----------   ------------
        Net cash used in financing
          activities .....................     (123,748)      332,849       (665,600)       101,576
                                           ------------   -----------    -----------   ------------
Net increase (decrease) in Cash and
  Cash Equivalents .......................       10,648       102,569       (106,588)       (53,315)
Cash and Cash Equivalents at Beginning
  of Period ..............................       27,498        42,165        144,734        198,049
                                           ------------   -----------    -----------   ------------
Cash and Cash Equivalents at End
  of Period .............................. $     38,146       144,734    $    38,146   $    144,734
                                           ============   ===========    ===========   ============
Income Taxes Paid ........................ $    158,502   $   106,450    $   261,248   $    185,347
Interest Paid ............................ $    188,795   $   167,350    $   367,312   $    345,674

See Notes to Consolidated Financial Statements.

                                       PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                   (Thousands of Dollars)

                                Three Months Ended         Six Months Ended         Twelve Months Ended
                                     June 30,                  June 30,                  June 30,
                             ------------------------  ------------------------  ------------------------
                                1995         1994          1995         1994         1995         1994
                             -----------  -----------  -----------  -----------  -----------  -----------
Balance at Beginning of
  Period ....................$ 1,360,215  $ 1,261,863  $ 1,292,201  $ 1,180,532  $ 1,254,553  $ 1,152,689
Add:
  Net Income ................    111,300      128,113      318,196      349,552      628,050      646,167
                             -----------  -----------  -----------  -----------  -----------  -----------
     Total ..................  1,471,515    1,389,976    1,610,397    1,530,084    1,882,603    1,798,856
                             -----------  -----------  -----------  -----------  -----------  -----------
Deduct Cash Dividends:
  Preferred Stock, at
    required rates ..........      8,680       10,144       17,362       20,424       37,405       39,959
  Common Stock ..............    125,550      125,200      255,750      253,900      507,150      502,900
Capital Stock Expenses ......          1           79            1        1,207          764        1,444
                             -----------  -----------  -----------  -----------  -----------  -----------
     Total Deductions .......    134,231      135,423      273,113      275,531      545,319      544,303
                             -----------  -----------  -----------  -----------  -----------  -----------

Balance at End of Period ....$ 1,337,284  $ 1,254,553  $ 1,337,284  $ 1,254,553  $ 1,337,284  $ 1,254,553
                             ===========  ===========  ===========  ===========  ===========  ===========

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

Electric Levelized Energy Adjustment Clause (LEAC)

    In December 1993, the New Jersey Board of Public Utilities (BPU) approved a tariff modification to reduce electric costs of PSE&G's largest industrial customer. The issues of a conversion service agreement between this customer and PSE&G and accounting treatment for this customer have been addressed in a Supplemental Order of the BPU, dated July 10, 1995. The Supplemental Order directs BPU Staff to investigate the compliance of current accounting treatment with the BPU's intention to hold PSE&G's ratepayers harmless as a result of its implementation of the conversion service agreement. PSE&G cannot predict what actions the BPU may take in this matter.

Remediation Adjustment Clause (RAC)

    On July 21, 1995, PSE&G petitioned the BPU to recover Remediation Program costs incurred during the period August 1, 1994 through July 31, 1995. In accordance with the Board Order dated November 4, 1994, the petition proposes to recover, effective October 1, 1995, $2.5 million from gas customers and $1.6 million from electric customers.

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (Continued)

Nuclear Performance Standard - (Concluded)

             CAPACITY FACTOR RANGE                  REWARD    PENALTY
--------------------------------------------------  ------    -------
Equal to or greater than 75%.........................    30%       --
Equal to or greater than 65% and less than 75%.......   None      None
Equal to or greater than 55% and less than 65%.......   --         30%
Equal to or greater than 45% and less than 55%.......   --         40%
Equal to or greater than 40% and less than 45%.......   --         50%
Below 40%............................................   BPU Intervenes

      Under the NPS, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. During 1994, the five nuclear units in which PSE&G has an ownership interest aggregated a 74% combined capacity factor. PSE&G currently estimates that the aggregate combined capacity factor for 1995 will be approximately 63%, based on the planned operation of the Hope Creek and Peach Bottom units, which would result in a penalty for 1995 of approximately $3 to $4 million. Both Salem units are presently out of service for the remainder of 1995. For information concerning the outage and operation of the Salem units, see Part II, Other Information - Nuclear Operations, Salem.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Nuclear Insurance Coverages and Assessments

    PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                       PSE&G MAXIMUM
                                          TOTAL        ASSESSMENTS
                                          SITE         FOR A SINGLE
 TYPE AND SOURCE OF COVERAGES           COVERAGES      INCIDENT
-------------------------------------   ---------      -------------
                                             (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers...........   $  200.0         $  --
 Indemnity(A)........................    8,720.3            210.2
                                        --------         --------
                                        $8,920.3 (B)     $  210.2
                                        --------         --------
Nuclear Worker Liability:
 American Nuclear Insurers(C)........   $  200.0         $    8.1
                                        --------         --------
Property Damage:
 Nuclear Mutual Limited..............   $  500.0         $    8.1
 Nuclear Electric Insurance
  Ltd. (NEIL II).....................    1,400.0 (D)          8.2 (E)
 Nuclear Electric Insurers
  Ltd. (NEIL III)....................      850.0              6.7
                                        --------         --------
                                        $2,750.0         $   23.0
                                        --------         --------
Replacement Power:
 Nuclear Electric Insurance
  Ltd (NEIL I).......................   $    3.5 (F)     $   12.4

(A) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). Subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. Assessment adjusted for inflation effective August 20, 1993.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

    PSE&G purchases property insurance, including decontamination expense coverage and premature decommissioning coverage, with respect to loss or damage to its nuclear facilities, see Property Damage in table above. PECO has advised PSE&G that it maintains similar insurance coverage with respect to Peach Bottom. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the Nuclear Regulatory Commission (NRC) suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit shut down.

    PSE&G is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides replacement power cost coverage in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to retrospective assessment for adverse loss experience, see table and associated notes above.

Construction and Fuel Supplies

    PSE&G has substantial commitments as part of its ongoing construction program which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business plans, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an integrated electric resource plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and demand side management (DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

    Based on PSE&G's construction program, construction expenditures are expected to aggregate approximately $3.2 billion, which includes $484 million for nuclear fuel and $78 million of Allowance for Funds used During Construction (AFDC) during the years 1995 through 1999.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

Bergen Station Repowering

    PSE&G has completed the repowering of the Bergen Station
(Station), which was re-synchronized to the electric grid on June 1, 1995. The Station has been operating since then and is engaged in final testing prior to being declared in commercial operation. The repowering results in a slight increase in capacity from 629 MW to 669
MW, improves operational reliability and efficiency and significantly improves the environmental effects of operation of the Station. The original estimated cost for the Station's repowering was $400 million, exclusive of AFDC. As of June 30, 1995, the repowering project had capital costs of $330 million, excluding AFDC of $33 million. Final costs are estimated to be $350 million, excluding AFDC of $36 million.
In order for PSE&G to recover its costs for the repowering project, PSE&G would need either the BPU's authorization to charge rates sufficient to recover costs or to be successful in selling the Station's output in the emerging competitive electric market.

    In a petition to the BPU filed on March 1, 1995, regarding the deferral of any proposed rate treatment for the repowering project at the Station, PSE&G agreed that it will not seek implementation of any such rate treatment plan for a minimum of 90 days from the date of filing of such plan. All parties to the November 1, 1994 LEAC Stipulation have consented to the requested delay.

Hazardous Waste

    Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business,

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

PSE&G Manufactured Gas Plant Remediation Program

    In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations and net cash flows.

    Costs incurred through June 30, 1995 for the Remediation Program amounted to $54.9 million, net of insurance proceeds. In addition, at June 30, 1995, PSE&G's estimated liability for estimated remediation costs aggregated $105.6 million.

    In accordance with a Stipulation approved by the BPU in January 1992, PSE&G is recovering over a six-year period $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992. As of June 30, 1995, PSE&G has recovered $26.9 million of the $32 million of actual remediation costs through its Levelized Gas Adjustment Charge (LGAC). PSE&G will recover the balance of $5.3 million in its next LGAC period ending in 1996.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
NOTE 2.  COMMITMENTS AND CONTINGENCIES - (Concluded)

    PSE&G has reached a tentative settlement in the outstanding law suit against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program.

  Public Service Resources Corporation

    PSRC had leased three wide-body aircraft to Continental Airlines (Continental) through direct-finance leases. The lease for two A-300 aircraft was to expire December 2000, while the lease for one DC-10-30 aircraft expires June 2002. In February 1995, Continental failed to make full payment on the A-300 lease due February 1 and indicated to PSRC that it intended to return the A-300 aircraft and requested a reduction in the rent on the DC-10-30 aircraft. At June 30, 1995, prior to a termination of the A-300 lease and a restructuring of the DC-10-30 lease, PSRC had investments in the A-300 lease and the DC-10-30 lease of $41 million and $32 million, respectively. On June 30, 1995, PSRC concluded negotiations with Continental with respect to the A-300 lease and the DC-10-30 lease. With respect to the DC-10-30 lease, PSRC will receive a reduced rental rate for a sixteen month period, at which point the rent will revert to the contractual amount. In addition, at that time Continental will commence repayment of the deferred rent with interest. PSRC has agreed to terminate the A-300 lease. As compensation, PSRC received $21 million face amount of 6% Series A Convertible Secured Debentures of Continental due in 2002. PSRC also received additional cash payments as compensation for various costs related to the termination. Upon termination of the lease with Continental, PSRC signed new 48 month leases for both A-300 aircraft with AKDENIZ Airlines/Air Mediterranean (AKDair). AKDair is a Turkish registry charter carrier with headquarters in Istanbul, Turkey.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PSE&G

    The Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

          Note 1.  Rate Matters
          Note 2.  Commitments and Contingencies

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1994, and Quarterly Report on Form 10-Q for March 1995, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such statements and notes.

COMPETITION

    Ongoing initiatives affecting PSE&G's electric and gas utility businesses associated with the continuing transition to a competitive market environment will continue to have an increasingly significant impact on Enterprise and PSE&G. Federal legislation, including the Energy Policy Act (EPACT), as well as regulatory initiatives at both the federal and state levels that are designed to promote competition and lessen regulation of the energy supply industry can be expected to result in additional pressures on customer retention due to energy prices, especially with respect to larger industrial and commercial customers. Growth potential of traditional gas and electric sales is limited in PSE&G's mature service territory.

    The Federal Energy Regulatory Commission's (FERC) recent Notice of Proposed Rulemaking (NOPR) on open access would fundamentally change the electric utility industry by providing wholesale customers with competitive open access to the interstate transmission system. However, in the NOPR, FERC states its position that utilities should be entitled to full recovery of legitimate and verifiable stranded
costs at the federal and state levels.   Competition will force
utilities, including PSE&G, to operate more cost effective and efficient plants, particularly in light of the technological advantages available to new entrants, which unlike utilities, do not operate older, less efficient units. Recovery of related costs by

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

utilities, including PSE&G, will depend upon the decisions of the regulators, which cannot be predicted, or the ability to sell the electricity generated by such plants in the emerging competitive electric power market. For discussion of PSE&G's renovation project at Bergen, see Note 2 - Commitments and Contingencies of Notes. Competition may also have an adverse impact upon the economics of certain regulatory- created incentives such as demand side management
(DSM).


    The BPU presented its final, first phase of the New Jersey Energy Master Plan to Governor Whitman March 1995, which acknowledged the need for regulatory flexibility as competition unfolds and called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales, upon all energy producers. On July 20, 1995, Governor Whitman signed into law legislation which provides utilities the flexibility to propose alternative regulatory pricing and to offer off-tariff agreements based on negotiations rather than solely on a cost of service basis. PSE&G is currently evaluating its available options including the submission of an alternative economic regulatory proposal, such as a rate cap pricing plan, and presently anticipates making a submission later this year.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were 45 cents, $1.32, and $2.62 for the three, six and twelve months ended June 30, 1995.  This resulted in a decrease per share of 8 cents and 15 cents for the three and six months ended June 30, 1995 from the comparable 1994 periods and an increase per share of 5 cents for the twelve months ended June 30, 1995 over the comparable twelve months ended June
30, 1994.  (See Liquidity and Capital Resources - External Financing.)  The changes are summarized as follows:


                                                             Better or (Worse)
                                       ----------------------------------------------------------------
                                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                              June 30,             June 30,               June 30,
                                          1995    vs.   1994    1995  vs.  1994     1995    vs.    1994
                                       --------------------   --------------------  --------------------
                                                     Per                   Per                   Per
                                        Amount      Share     Amount      Share     Amount      Share
                                       --------   --------   --------   --------   --------   --------
                                                 (Millions, except Per Share Data)
PSE&G
  Revenues (net of fuel costs gross
    receipts taxes, and
    uncollectibles) .................. $  (10)    $ (0.04)   $  (25)    $(0.10)    $  (2)    $(0.01)
  Other operation expenses ...........     (8)      (0.04)      (15)     (0.07)      (62)     (0.25)
  Maintenance expenses ...............      7        0.03        20       0.08        37       0.15
  Depreciation and amortization
    expenses .........................     (9)      (0.03)      (17)     (0.07)      (33)     (0.14)
  Federal income taxes ...............     10        0.04        21       0.09        61       0.25
  Interest charges ...................     (5)      (0.02)      (13)     (0.05)      (26)     (0.11)
  Allowance for Funds used During
    Construction (AFDC)...............      5        0.02         8       0.03        16       0.07
  Preferred Securities Dividend
    Requirements .....................     (1)       --          (4)     (0.02)       (6)     (0.03)
  Other income and expenses...........     (4)      (0.02)       (3)     (0.01)       --        --
                                       --------   --------   --------   --------   --------   --------

  Earnings Available to Enterprise ...    (15)      (0.06)      (28)     (0.12)      (15)     (0.06)
                                       --------   --------   --------   --------   --------   --------
EDHI
  EDC ................................     (2)      (0.01)      (11)     (0.04)      (30)     (0.12)
  CEA.................................      1        --          (1)      --           2       0.01
  PSRC ...............................     (4)      (0.01)        1       --           6       0.02
  EGDC...(A)..........................      1         --          2       0.01        54       0.22
                                       --------   --------   --------   --------   --------   --------
  Subtotal ...........................     (4)      (0.02)       (9)     (0.03)       32       0.13
                                       --------   --------   --------   --------   --------   --------
  Net Income ......................... $  (19)      (0.08)    $ (37)     (0.15)     $ 17       0.07
                                       ========   --------   ========   --------   ========   --------
Effect of additional shares of
   Enterprise Common Stock Issued ....                --                   --                 (0.02)
                                                  --------              --------              --------
   Total  ............................            $ (0.08)              $(0.15)               $0.05
                                                  ========             =========             =========

(A)  Includes the impact of an impairment of assets of $51 Million, after tax, by EGDC in December 1993.
     (See EDHI, below.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Continued)

   PSE&G

    Earnings available to Enterprise decreased by $15 million for the quarter ended June 30, 1995 from the quarter ended June 30, 1994. The decrease in earnings was due to a decrease in revenues, net of fuel costs, gross receipts taxes and uncollectibles (Net Revenues), of $10 million, as well as higher depreciation/expenses, partially offset by lower maintenance expenses. The lower revenues were attributable to a decrease in electric and gas residential sales.

    Earnings available to Enterprise decreased by $28 million for the period ended June 30, 1995 compared to the period ended June 30, 1994. Net Revenues decreased $25 million. This decrease was due to lower electric and gas sales resulting from a milder winter and a cooler spring. Degree days were 11.4% lower and THI Hours were 36.8% lower when comparing the two periods. Operating expenses, excluding fuel and gross receipts taxes, decreased principally due to lower taxes and maintenance expenses, partially offset by higher interest and depreciation expenses. Maintenance expenses were lower than in 1994 primarily due to the 1994 refueling outage at the Hope Creek Nuclear Station. Dividend requirements were higher due to the issuance of Monthly Income Preferred Securities (MIPS).

    Earnings available to Enterprise decreased by $15 million for the twelve months ended June 30, 1995 compared to the same period ended June 30, 1994. Net Revenues decreased $2 million. This decrease was due to lower gas sales resulting from the milder winter. Also reducing earnings were higher employee benefits expenses, higher depreciation due to more plant in service, higher interest due to higher short-term debt at higher interest rates and higher dividend requirements due to the issuance of MIPS.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)
ENTERPRISE EARNINGS - (Concluded)
  EDHI
    The net income of EDHI was $8 million for the quarter ended June 30, 1995, a decrease of $4 million from the quarter ended June 30, 1994. EDHI's earnings decreased due to lower gains related to PSRC's security-based, partnership investments and EDC's lower gas prices and volumes, partially offset by increased income from partnership investments of CEA.

    The net income of EDHI was $22 million for the six-month period ended June 30, 1995, a decrease of $9 million from the six-month period ended June 30, 1994. EDHI's earnings decreased due to EDC's lower gas prices and volumes, partially offset by improved performance of EGDC properties.

    The net income of EDHI was $52 million for the twelve-month period ended June 30, 1995, an increase of $32 million over the twelve-month period ended June 30, 1994. Excluding the impact of an impairment of assets of $51 million, after tax, by EGDC in December 1993, EDHI's earnings decreased by $18 million. Lower EDC earnings resulting from lower gas prices and volumes were partially offset by higher PSRC earnings due to lower Federal income taxes (the effect of a 1993 Federal income tax increase was recorded in August 1993).

    To the extent that the prices at which EDC is able to sell gas remain low, EDHI's earnings may continue to be negatively impacted.

DIVIDENDS

    Since 1992, Enterprise has maintained a constant rate of common stock dividends which has had the result of reducing its dividend payout ratio. Management believes this is a prudent policy which needs to be continued.

LIQUIDITY AND CAPITAL RESOURCES
    Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's and EDHI's construction programs, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear programs in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (For additional information see the discussion of Competition above and Note 2, Commitments and Contingencies of the Notes.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)
  PSE&G

    Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G expects that it will internally generate all of its capital requirements including construction expenditures over the next five years and significantly reduce its debt outstanding, assuming adequate and timely recovery of costs, as to which no assurances can be given.

  EDHI
    For the six-month period ended June 30, 1995, EDC had additions to oil and gas property, plant and equipment, excluding capitalized interest, of $55 million, a decrease of $38 million from the corresponding period in 1994. For the twelve-month period ended June 30, 1995, EDC had additions to oil and gas property, plant, and equipment, excluding capitalized interest, of $112 million, a decrease of $26 million compared to the corresponding period in 1994.

    PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At June 30, 1995, $103 million remained as PSRC's unfunded commitment subject to call.

    EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which range from 3:1 to 1.75:1. EDHI is also required to maintain a twelve month earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of June 30, 1995 and 1994, EDHI had consolidated debt to equity ratios, including contingent obligations, of 1.15:1 and 1:19:1 and, for the twelve months ended June 30, 1995 and 1994, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 1.81:1 and 2.22:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  LONG TERM INVESTMENTS AND REAL ESTATE

     Long-Term Investments and Real Estate increased $63 million for the six-month period ended June 30, 1995, primarily due to an increase in Public Service Conservation Resources Corporation's (PSCRC) investments in conservation projects of $20 million and in PSRC's investments of $28 million due to KKR LBO Fund capital calls. For the six-month period ended June 30, 1994, Long-Term Investments and Real Estate increased $13 million, primarily due to an increase in PSE&G's investment in an insurance contract.

     Long-Term Investments and Real Estate decreased $8 million for the twelve-month period ended June 30, 1995 primarily due to a net decrease in PSE&G's investment in an insurance contract of $88 million, partially offset by PSCRC's increase in investments in conservation projects of $34 million and PSRC's investments which increased $27 million due to KKR LBO Fund capital calls. For the twelve-month period ended June 30, 1994, a $101 million decrease was primarily due to a $136 million decrease due to PSRC security sales, partially offset by a net increase in PSE&G's investment in an insurance contract of $26 million and an increase in PSCRC's investments of $27 million.

     In April 1995, EGDC entered into agreements for the sale of three properties with an aggregate book value of approximately $80 million. The sale of one of the properties for $13 million, which approximates its book value, was closed on July 28, 1995. The other two properties, with an aggregate book value of approximately $67 million, are expected to be sold in the third quarter of 1995. No assurances can be given as to the ultimate consummation of such sales by EGDC. Enterprise does not expect such sales to have a significant effect on its results of operations.

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Enterprise's cash provided by operating activities for the six months ended June 30, 1995 increased $255 million to $549 million when compared to the corresponding period in 1994. This increase was primarily due to a greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $134 million, a smaller decrease in accounts payable of $118 million, a net decrease in prepaid/accrued taxes of $238 million primarily the result of lower gross receipts taxes, and increased depreciation and amortization of $21 million. Partially offsetting these cash inflows were a decrease in net income

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

of $37 million, a smaller increase in deferred income taxes of $61 million, a smaller decrease in accounts receivable of $39 million, a smaller decrease in inventory - fuel and materials and supplies of $57 million, and a negative net change in certain other current assets and liabilities of $63 million. (For additional information see Enterprise Earnings.)

     Enterprise's cash provided by operating activities for the twelve months ended June 30, 1995 increased $389 million to $1.487 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $241 million, a net decrease in prepaid/accrued taxes of $232 million primarily the result of lower gross receipts taxes, a decrease in accounts receivable of $24 million, greater depreciation and amortization of $35 million, an increase in accounts payable of $61 million and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $46 million. Partially offsetting these cash inflows were a loss from property impairments of $78 million in 1993, a smaller increase in deferred income taxes of $117 million, an increase in inventory - fuel and materials and supplies of $48 million. (For additional information see Enterprise Earnings.)

  EXTERNAL FINANCING ACTIVITIES

     Book value per share was $21.95 at June 30, 1995, compared to $21.48 at June 30, 1994.

     On February 22, 1995 the BPU authorized PSE&G to issue $370 million of First and Refunding Mortgage Bonds (Bonds)/Medium-Term Notes (MTNs) through 1996 for refunding purposes. On April 5, 1995 PSE&G issued $100 million of its MTNs for the purpose of redeeming $100 million of its Series JJ Bonds which matured on June 1, 1995.

     The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1 billion of its short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 1, 1997. On June 30, 1995, PSE&G had $623 million of short-term debt outstanding.

     PSE&G has an $800 million revolving credit agreement with a group of commercial banks through September 14, 1995. On June 30, 1995, there were no short-term borrowings outstanding under this credit agreement. Negotiations are in progress, and PSE&G expects to extend this agreement.

     The BPU has authorized PSE&G to issue an additional $180 million of Preferred Stock through 1995.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Concluded)

     PSCRC has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 6, 1996. As of June 30, 1995 PSCRC, had $23 million outstanding under this facility.

     PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires on June 28, 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of June 30, 1995, Fuelco had commercial paper of $80 million outstanding under such program.

     Enterprise Capital Funding Corporation (Funding) has a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million expiring March 1998.
As of June 30, 1995, Funding had $158 million of borrowings outstanding under this program.

     Additionally, Funding has a $225 million revolving credit facility expiring March 1998. As of June 30, 1995, Funding had no borrowings outstanding under this facility.

     PSEG Capital Corporation's (Capital) MTN program has previously provided for an aggregate principal amount of up to $750 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. At June 30, 1995, Capital had total debt outstanding of $615 million, including $467 million of MTNs.

                 PUBLIC SERVICE ELECTRIC AND GAS COMPANY

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

     Following are changes in or additions to the significant factors reported in PSE&G's Annual Report to the SEC on Form 10-K for 1994 and Quarterly Report on Form 10-Q for March 1995, affecting the consolidated financial condition of PSE&G and its subsidiaries as reflected in their consolidated results of operations. This discussion refers to the consolidated financial statements and related notes herein of PSE&G and should be read in conjunction with such statements and notes.

     Except as modified below, the information required by this item is incorporated herein by reference to the following portions of Enterprise's MD&A, insofar as they relate to PSE&G and its subsidiaries: Competition; Enterprise Earnings - PSE&G; Dividends; Liquidity and Capital Resources - PSE&G, Long Term Investments and Real Estate and External Financings Activities.

LIQUIDITY AND CAPITAL RESOURCES

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     PSE&G's cash provided by operating activities for the six months ended June 30, 1995 increased $300 million to $492 million when compared to the corresponding period in 1994. This increase was primarily due to a net decrease in prepaid/accrued taxes of $227 million primarily the result of lower gross receipts taxes, a greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $134 million, a smaller decrease in accounts payable of $87 million, a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $30 million, and increased depreciation and amortization of $21 million. Partially offsetting these cash inflows were a decrease in net income of $31 million, a smaller increase in deferred income taxes of $50 million, a smaller decrease in inventory - fuel and materials and supplies of $57 million, and a negative net change in certain other current assets and liabilities of $56 million. (For additional information see Enterprise Earnings.)

     PSE&G's cash provided by operating activities for the twelve months ended June 30, 1995 increased $450 million to $1.361 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $241 million, a net decrease in prepaid/accrued taxes of $196 million primarily the result of lower

                 PUBLIC SERVICE ELECTRIC AND GAS COMPANY
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - (Concluded)

  INTERNAL GENERATION OF CASH FROM OPERATIONS - (Concluded)

gross receipts taxes, a decrease in accounts receivable of $69
million,   greater depreciation and amortization of $38 million, and
a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $82 million. Partially offsetting these cash inflows were a smaller increase in deferred income taxes of $118 million, an increase in inventory - fuel and materials and supplies of $48 million. (For additional information see Enterprise Earnings.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          PART II.  OTHER INFORMATION

Item 5.  Other Information
------    -----------------
     Certain information reported under Item 1 - Business of Part I of Enterprise's and PSE&G's Annual Reports to the SEC on Form 10-K for 1994 Form 10-K) and Part II of Enterprise's and PSE&G's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 1995 (Form 10-Q) are updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of the Form 10-K and 10-Q.

  Form 10-K, Page 3, Paragraph 3 and Form 10-Q, Page 40, Paragraph 2
  ------------------------------------------------------------------
  Competition - Electric

     PSE&G has filed its initial comments on the FERC's NOPR on August 7, 1995. PSE&G indicated in its comments that it supported the FERC's goal of making regulatory changes that will promote more competition, increase efficiency and lead to lower electricity rates. PSE&G also indicated that the following actions were necessary to facilitate transition to a more competitive wholesale market through open access: creation of institutions necessary to ensure that reliability of service is preserved and that the market will work openly, fairly, and efficiently for consumers and competitors, avoidance of making native load customers the repository of residual costs, allowance for recovery of stranded costs including those costs that are not currently included in rates and establishment of a firm legal foundation for the actions to be taken by the FERC in transitioning to open access. Reply comments are due to be filed with the FERC by October 4, 1995. PSE&G cannot predict the impact of any regulations that may be adopted. See Management's Discussion and Analysis -- Competition.

     Form 10-K, Page 7, Paragraph 5
     ------------------------------

     On July 24, 1995, PSE&G, its second largest industrial customer, BPU Staff and the New Jersey Office of the Ratepayer Advocate entered into a stipulation for the implementation of a proposed pricing tariff modification for this customer.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 5.  Other Information - (Continued)
------   -------------------------------
Form 10-K, Page 11, Paragraph 1 and Form 10-Q, Page 40, Paragraph 4
--------------------------------------------------------------------

  PSE&G - Nuclear Operations - Salem

     As previously reported, Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. PSE&G subsequently informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments by PSE&G.

     Also on June 9, 1995, the NRC reported the results of a NRC Special Inspection Team (SIT) it formed to assess how effectively Salem is currently performing from a safety perspective in the areas of problem identification, prioritizing and conducting work on plant equipment, and management oversight of plant performance. While the SIT identified some areas of strength at Salem as well as areas where improvements are being made, including equipment problem identification systems and some aspects of work control and root cause analysis, the team also identified a number of findings that reveal that the day-to-day focus on priority issues and trends were not managed well from a safety perspective. In the report the NRC noted its concern that the SIT found that historically poor performance in the areas of configuration control, operator work-arounds and equipment operability determinations, have not substantially improved and constitute a burden on the plant operators to safely operate the Salem units, especially during plant events.

     As previously reported, PSE&G is engaged in a thorough assessment of equipment issues that have affected Salem's operation and the related management systems and will keep the units off line until it is satisfied that they are ready to return to service and operate reliably over the long term. While PSE&G has not yet finalized its analysis and assessment activities, it currently estimates that Unit
1 will be ready to return to service in the first quarter of 1996 and Unit 2 during the second quarter of 1996, although no assurances can be given. During the outages, Unit 1 will undergo a previously scheduled refueling and Unit 2 will undergo a partial refueling which will allow PSE&G to eliminate a full refueling outage for Unit 2 scheduled for 1996. The restart plan is focused on improving equipment reliability before restarting the units.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 5.  Other Information - (Continued)
------   -------------------------------
Form 10-K, Page 11, Paragraph 1 and Form 10-Q, Page 40, Paragraph 4
--------------------------------------------------------------------

  PSE&G - Nuclear Operations - Salem - (Continued)

     PSE&G has developed and is implementing a number of detailed action plans designed to improve performance in a number of key areas. Before restarting the units, PSE&G will complete a thorough review of station systems and gain concurrence from the NRC that management action has positioned the plant for reliable and safe operation.

     PSE&G has recently undertaken a number of senior nuclear management changes, including the hiring from outside of PSE&G of a Senior Vice President - Nuclear Operations, a Senior Vice President - Nuclear Engineering, a General Manager - Salem Operations, and a Director - Quality Assurance and Nuclear Safety Review. PSE&G is committed to achieving high standards of safety and operational performance for its nuclear program. PSE&G's objective is to restart and run the Salem plants in accord with these standards so as to assure long-term reliability and reduce overall production costs in order to provide customers serviced by Salem with reliable and economic energy.

     PSE&G estimates that its share of additional operating and maintenance expenses associated with restart activities will amount to approximately $17 million. Included in the $17 million is the 1996 net impact of the restart costs exceeding costs previously budgeted for the Salem 1996 refueling outage which is preliminarily estimated at $2 million. The remaining $15 million represents the 1995 impact and results in a total of $104 million of operating and maintenance expenses for Salem for the year. Replacement power costs incurred while the units are out of service are expected to be approximately
$5 million per month, per unit. In addition, PSE&G currently anticipates that the 1995 aggregate capacity factor of its five nuclear units will be below the 65% minimum annual standard established by the BPU. See Note 2, Commitments and Contingent Liabilities of Notes.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 5.  Other Information - (Continued)
------   -------------------------------
Form 10-K, Page 11, Paragraph 1 and Form 10-Q, Page 40, Paragraph 4
--------------------------------------------------------------------

  PSE&G - Nuclear Operations - Salem - (Concluded)

     As part of PSE&G's ongoing coordination with the NRC regarding the restart of the Salem units, on August 10, 1995, PSE&G met with representatives of the NRC concerning the Salem restart plan (Plan). PSE&G presented an overview of the Plan and discussed independent oversight and engineering performance issues to gain alignment with the NRC's expectations for improvement at Salem.

     A Salem NRC enforcement conference, originally scheduled for June 1, 1995, was held on July 28, 1995. Apparent violations discussed included valves that were incorrectly positioned following a plant modification in May 1993, nonconservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. PSE&G cannot predict what action, if any, the NRC may take as a result of this meeting.


     Form 10-K, Page 11, Paragraph 6
     -------------------------------
PSE&G - Nuclear Operations - Hope Creek

     On June 29, 1995, the NRC provided PSE&G with the latest periodic SALP report for Hope Creek, for the period between June 20, 1993 and April 22, 1995. This was the first report for Hope Creek issued under the revised SALP process, utilizing four assessment areas. The Operations, Maintenance and Engineering areas each received a rating of "2", while the Plant Support area received a rating of "1". The NRC noted an overall decline in performance in the Operations, Maintenance and Engineering areas compared to the previous SALP period and cited weak root cause analysis as a dominant factor.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 5.  Other Information - (Continued)
------   -------------------------------

     Form 10-K, Page 12 and Form 10-Q, Page 42, Paragraph 3
     ------------------------------------------------------
PSE&G - Nuclear Operations - Hope Creek

     A small amount of low-level radioactive materials was released to the atmosphere at Hope Creek Generating Station on April 5, 1995. The release did not exceed federal limits nor pose any danger to the public or plant employees; however, a trailer driven offsite had exceeded the limit for releasing materials and was later cleaned. PSE&G and the NRC have investigated the event, and on June 16, 1995 an enforcement conference was held. On July 20, 1995, the NRC issued a Notice Of Violation (NOV) for the Hope Creek unplanned release which noted four violations. No fine was issued, partly because of the comprehensive corrective actions taken following the event and the plant's history of limited enforcement action.

  New Matter
 ------------
     On July 8, 1995, during a manual shutdown of Hope Creek in order to repair control room ventilation equipment, operators partially opened a valve for a period of time and inadvertently reduced the effectiveness of the shutdown cooling system. Although the impact of the event to plant safety was minimal, the positioning of the valve and the resulting temperature change violated plant procedures and technical specifications. On July 31, 1995, NRC staff met with plant management concerning this issue and subsequently determined to assign a special inspection team to independently evaluate this event as well as PSE&G's response to it, including PSE&G's procedures and training for operator handling of abnormal conditions. PSE&G cannot predict what the team's findings may be nor what other actions, if any, the NRC may take in this matter.

     Form 10-K, Page 12
     ------------------
     PSE&G - Nuclear Operations - Peach Bottom

     New Matter
     ----------

     PSE&G has been advised by PECO that on August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom Atomic Power Station. The NRC's

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION

Item 5.  Other Information - (Continued)
------   -------------------------------
     Form 10-K, Page 12 - (Concluded)
     ---------------------------------
     PSE&G - Nuclear Operations - Peach Bottom - (Concluded)


findings include alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. PSE&G cannot predict what action, if any, the NRC may take as a result of the enforcement conference.

     Form 10-K, Page 16, Paragraph 5
     -------------------------------

     In June 1995, South Carolina approved legislation to extend operation of the Barnwell low-level radioactive waste (LLRW) disposal facility, which opened to waste generators in all states except North Carolina on July 1, 1995. PSE&G has begun to ship all waste currently stored in the on-site LLRW storage facility to Barnwell.

     Form 10-K, Page 20, Paragraph 1
     -------------------------------

     On July 28, 1995, the BPU reported to PSE&G that it had fully evaluated all available information regarding the 18 recommendations of the Focused Audit conducted by the Liberty Consulting Group and determined that 17 have been implemented pursuant to the Board's Order Approving Audit Implementation Plans. The remaining issue regarding Enterprise sharing the benefits of consolidated taxes with PSE&G or its ratepayers may be considered in the context of a future base rate case, or in a filing that considers an alternative form of regulation. PSE&G cannot predict what actions, if any, the BPU may take regarding the consolidated tax issue.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a) A listing of exhibits being filed with this document is as follows:

     Exhibit
     Number                           Document
     -------       --------------------------------------------------
     10a(15)        Letter Agreement with Louis F. Storz signed July
                    7, 1995.

     10a(16)        Letter Agreement with Elbert C. Simpson signed
                    May 31, 1995.

     12             Computation of Ratios of Earnings to Fixed
                    Charges plus Preferred Securities Dividend
                    Requirements (Enterprise).

     12(A)          Computation of Ratios of Earnings to Fixed
                    Charges (PSE&G).

     12(B)          Computation of Ratios of Earnings to Fixed
                    Charges plus Preferred Securities Dividend
                    Requirements (PSE&G).

     27 (A)         Financial Data Schedule (Enterprise).

     27 (B)         Financial Data Schedule (PSE&G).

(b)  Reports on Form 8-K.

     Registrant            Date of Report         Item Reported
    ------------          ----------------        ------------
Enterprise and PSE&G         6/13/95              Item 5.  Other
                                                  events (Nuclear
                                                  Operations -
                                                  Salem and Hope
                                                  Creek)

Enterprise and PSE&G         7/19/95              Item 5.  Other
                                                  events (Nuclear
                                                  Operations -
                                                  Salem)

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

Date:  August 14, 1995