Form 10-Q
period 1995-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1995-11-14
CIK 788784, 81033

===========================================================================
                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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
                                              Yes  x        No
                                                  ----        ----
The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:
             Class                        Outstanding at October 31, 1995
             -----                        -------------------------------
   Common Stock, without par value                  244,697,930

     As of October 31, 1995, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
===========================================================================

                           TABLE OF CONTENTS
                           -----------------
                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three, Nine and
     Twelve Months Ended September 30, 1995 and 1994 ...............  1

     Consolidated Balance Sheets as of September 30, 1995, 1994
     and December 31, 1994 .........................................  2

     Consolidated Statements of Cash Flows for the Nine and
     Twelve Months Ended September 30, 1995 and 1994 ...............  4

     Consolidated Statements of Retained Earnings for the Three,
     Nine and Twelve Months Ended September 30, 1995 and 1994........ 5

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three, Nine and
     Twelve Months Ended September 30, 1995 and 1994 ...............  6

     Consolidated Balance Sheets as of September 30, 1995,
     1994 and December 31, 1994 ....................................  7

     Consolidated Statements of Cash Flows for the Nine and
     Twelve Months Ended September 30, 1995 and 1994 ...............  9

     Consolidated Statements of Retained Earnings for the Three,
     Nine and Twelve Months Ended September 30, 1995 and 1994 ...... 10

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

                           TABLE OF CONTENTS
                           -----------------

                                                                     Page
                                                                     ----
PART II.  OTHER INFORMATION

  Item 5.  Other Information ........................................ 31

  Item 6.  Exhibits and Reports on Form 8-K ......................... 37

  Signatures - Public Service Enterprise Group Incorporated ......... 38

  Signatures - Public Service Electric and Gas Company .............. 38

                                GLOSSARY OF TERMS

 The following is a glossary of frequently used abbreviations or acronyms that are found in this report:


           TERM                             MEANING
 -----------------------  ----------------------------------------------
 AFDC...................    Allowance for Funds used During Construction
 BPU....................    New Jersey Board of Public Utilities
 Capital................    PSEG Capital Corporation
 CEA....................    Community Energy Alternatives Incorporated
 DSM....................    Demand Side Management
 DSM Plan...............    DSM Incentive Resource Plan
 EBIT...................    Earnings before interest and taxes
 EDC....................    Energy Development Corporation
 EDHI...................    Enterprise Diversified Holdings Incorporated
 EGDC...................    Enterprise Group Development Corporation
 Enterprise.............    Public Service Enterprise Group Incorporated
 EPA....................    United States Environmental Protection Agency
 EPACT..................    Energy Policy Act
 FERC...................    Federal Energy Regulatory Commission
 Fuelco.................    PSE&G Fuel Corporation
 Funding................    Enterprise Capital Funding Corporation
 IRP....................    Integrated Electric Resource Plan
 Hope Creek.............    Hope Creek Nuclear Generating Station
 KWH....................    Kilowatthours
 LEAC...................    Electric Levelized Energy Adjustment Clause
 LGAC...................    Levelized Gas Adjustment Charge
 LGIC................... Levelized Gas Incentive Clause
 MD&A...................    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations
 MIPS...................    Monthly Income Preferred Securities
 Mortgage...............    First and Refunding Mortgage of PSE&G
 MTNs...................    Medium-Term Notes
 MUNI................... Municipal Utility
 MW.....................    Megawatts
 MWH....................    Megawatthours


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


                                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of September 30, 1995 and 1994 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                           (Thousands of Dollars)
                                  Three Months Ended         Nine Months Ended         Twelve Months Ended
                                     September 30,             September 30,              September 30,
                               ------------------------  ------------------------  ------------------------
                                  1995         1994          1995         1994         1995         1994
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING REVENUES
 Electric......................$ 1,179,373  $ 1,075,694  $ 3,090,656  $ 2,868,384  $ 3,961,985  $ 3,701,807
 Gas...........................    201,631      208,481    1,105,299    1,289,670    1,594,157    1,803,859
 Nonutility Activities.........    111,126       92,024      301,228      293,190      412,240      409,583
                               -----------  -----------  -----------  -----------  -----------  -----------
     Total Operating Revenues..  1,492,130    1,376,199    4,497,183    4,451,244    5,968,382    5,915,249
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
 Operation
   Fuel for Electric
     Generation and
     Interchanged Power........    264,599      189,384      682,923      514,835      863,851      674,594
    Gas Purchased and Materials
      for Gas Produced.........    115,336      124,723      625,540      749,265      900,231    1,039,706
    Other......................    283,742      264,883      803,313      772,395    1,149,441    1,049,247
 Maintenance...................     76,205       70,647      208,288      222,559      293,809      324,810
 Depreciation and Amortization     168,360      160,674      501,902      474,845      661,085      627,609
 Property Impairments..........      --           --           --           --           --          77,637
 Taxes:
    Federal Income Taxes.......    111,075       96,783      273,506      285,081      300,976      316,685
    New Jersey Gross Receipts
      Taxes....................    139,363      136,436      455,426      453,139      585,454      605,992
    Other......................     21,922       20,749       67,182       65,532       83,932       82,477
                               -----------  -----------  -----------  -----------  -----------  -----------
     Total Operating Expenses..  1,180,602    1,064,279    3,618,080    3,537,651    4,838,779    4,798,757
                               -----------  -----------  -----------  -----------  -----------  -----------
OPERATING INCOME...............    311,528      311,920      879,103      913,593    1,129,603    1,116,492
                               -----------  -----------  -----------  -----------  -----------  -----------
OTHER INCOME
  Allowance for Funds Used
    During Construction -
    Equity.....................      1,329        1,824        4,598        5,486       11,901       10,256
  Miscellaneous - net..........      3,047        2,174        6,603        4,677        8,356       (1,972)
                               -----------  -----------  -----------  -----------  -----------  -----------
       Total Other Income......      4,376        3,998       11,201       10,163       20,257        8,284
                               -----------  -----------  -----------  -----------  -----------  -----------
INCOME BEFORE INTEREST CHARGES
  AND DIVIDENDS ON PREFERRED
  SECURITIES...................    315,904      315,918      890,304      923,756    1,149,860    1,124,776
                               -----------  -----------  -----------  -----------  -----------  -----------
INTEREST CHARGES
  Long-Term Debt...............    106,196      115,919      328,993      343,978      444,173      458,691
  Short-Term Debt..............     10,814        7,067       23,233       16,987       30,208       20,653
  Other........................      8,825        3,275       22,658        7,750       27,713       13,292
                               -----------  -----------  -----------  -----------  -----------  -----------
       Total Interest Charges..    125,835      126,261      374,884      368,715      502,094      492,636
Allowance for Funds Used During
 Construction - Debt and
 Capitalized Interest..........     (8,946)      (7,665)     (31,248)     (22,717)     (42,324)     (28,888)
                               -----------  -----------  -----------  -----------  -----------  -----------
Net Interest Charges...........    116,889      118,596      343,636      345,998      459,770      463,748
                               -----------  -----------  -----------  -----------  -----------  -----------
Preferred Securities Dividend
  Requirements.................     12,233       10,144       36,627       30,568       48,206       40,336
                               -----------  -----------  -----------  -----------  -----------  -----------
NET INCOME.....................$   186,782  $   187,178  $   510,041  $   547,190  $   641,884  $   620,692
                               ===========  ===========  ===========  ===========  ===========  ===========
SHARES OF COMMON STOCK
OUTSTANDING
 End of Period ................244,697,930  244,697,930  244,697,930  244,697,930  244,697,930  244,697,930
 Average for Period ...........244,697,930  244,697,930  244,697,930  244,394,250  244,697,930  244,004,619

EARNINGS PER AVERAGE SHARE OF
COMMON STOCK...................       $.76         $.76        $2.08        $2.24       $2.62         $2.54
                               ===========  ===========  ===========  ===========  ===========  ===========
DIVIDENDS PAID PER SHARE OF
 COMMON STOCK .................       $.54         $.54        $1.62        $1.62       $2.16         $2.16
                               ===========  ===========  ===========  ===========  ==========   ===========

     See Notes to Consolidated Financial Statements.

                             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                       CONSOLIDATED BALANCE SHEETS
                                         (Thousands of Dollars)
                                                          September 30,     September 30,     December 31,
ASSETS                                                         1995              1994            1994
------                                                     ------------     ------------     ------------
UTILITY PLANT - Original cost
  Electric ..............................................  $ 12,983,167     $ 12,218,603     $ 12,345,919
  Gas ...................................................     2,413,673        2,266,750        2,318,233
  Common ................................................       531,024          530,143          545,131
                                                           ------------     ------------     ------------
       Total ............................................    15,927,864       15,015,496       15,209,283
  Less: accumulated depreciation and amortization........     5,324,903        5,059,839        5,147,105
                                                           ------------     ------------     ------------
       Net ..............................................    10,602,961        9,955,657       10,062,178
  Nuclear Fuel in Service, net of accumulated
   amortization - $345,412, $297,426 and
   $302,906, respectively ...............................       162,776          199,886          205,273
                                                           ------------     ------------     ------------
       Net Utility Plant in Service .....................    10,765,737       10,155,543       10,267,451
  Construction Work in Progress, including Nuclear
   Fuel in Process - $122,368, $56,983 and
   $65,429, respectively ................................       367,567          752,260          806,934
  Plant Held for Future Use .............................        23,965           20,532           23,860
                                                           ------------     ------------     ------------
       Net Utility Plant ................................    11,157,269       10,928,335       11,098,245
                                                           ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
  Long-Term Investments, net of amortization -$5,187,
     $2,068 and $2,365, and net valuation allowances -
     $17,105, $15,892 and $17,104 respectively ..........     1,772,205        1,664,193        1,625,952
  Oil and Gas Property, Plant and Equipment, net of
    accumulated depreciation and amortization -
    $780,054, $758,196 and $748,245, respectively .......       588,237          560,737          577,913
  Real Estate Property and Equipment, net of accumulated
    depreciation - $4,549, $13,375 and $14,242, and
    net of valuation allowance - $8,227, $22,514 and
    $23,264, respectively ...............................        75,978          105,468          115,210
  Other Property, net of accumulated depreciation
    and amortization - $6,128, $4,442
    and $4,653, respectively ............................        28,202           35,859           36,063
  Nuclear Decommissioning and Other Special Funds .......       263,974          223,588          233,022
  Other Assets - net ....................................        61,196           79,063           85,478
                                                           ------------     ------------     ------------
       Total Investments and Other Property .............     2,789,792        2,668,908        2,673,638
                                                           ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents .............................        66,808           76,304           67,866
  Accounts Receivable:
    Customer Accounts Receivable ........................       405,555          380,539          434,207
    Other Accounts Receivable ...........................       204,560          172,464          211,779
    Less:  Allowance for Doubtful Accounts ..............        38,578           27,075           40,915
  Unbilled Revenues .....................................       127,590          104,522          204,056
  Fuel, at average cost .................................       311,776          302,676          268,927
  Materials and Supplies, net of inventory valuation
    reserves - $18,200,$8,525 and $18,200, respectively..       144,990          163,824          148,285
  Prepaid Gross Receipts Taxes ..........................       165,342          131,985            --
  Deferred Income Taxes .................................        27,489           15,387           25,311
  Miscellaneous Current Assets ..........................        49,018           56,502           37,356
                                                           ------------     ------------     ------------
       Total Current Assets .............................     1,464,550        1,377,128        1,356,872
                                                           ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ...........................        74,742           92,667           88,269
  Oil and Gas Property Write-Down .......................        37,367           42,521           41,232
  Unamortized Debt Expense ..............................       126,275          129,870          134,599
  Deferred OPEB Costs ...................................       174,706          126,658          116,476
  Unrecovered Environmental Costs .......................       132,634          132,169          138,435
  Under Recovered Electric Energy and Gas Costs - net ...       173,270          211,783          172,563
  Unrecovered Plant and Regulatory Study Costs ..........        35,285           36,986           37,128
  Deferred Decontamination and Decommissioning Costs ....        49,742           53,016           53,016
  Unrecovered SFAS 109 Deferred Income Taxes ............       778,642          786,217          791,393
  Other .................................................         9,313           51,974           15,574
                                                           ------------     ------------     ------------
       Total Deferred Debits ............................     1,591,976        1,663,861        1,588,685
                                                           ------------     ------------     ------------
       Total ............................................  $ 17,003,587     $ 16,638,232     $ 16,717,440
                                                           ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                      September 30,    September 30,      December 31,
CAPITALIZATION AND LIABILITIES                            1995             1994              1994
------------------------------                        ------------     ------------     --------------
CAPITALIZATION
  Common Equity
    Common Stock .................................... $  3,801,157     $  3,801,157      $ 3,801,157
    Retained Earnings ...............................    1,623,640        1,511,054        1,510,010
                                                      ------------     ------------      ------------
       Total Common Equity ..........................    5,424,797        5,312,211        5,311,167
Subsidiaries' Securities and Obligations
  Preferred Securities
    Preferred Stock Without Mandatory Redemption.....      384,994          459,994          384,994
    Preferred Stock With Mandatory Redemption .......      150,000          150,000          150,000
    Monthly Income Preferred Securities .............      210,000            --             150,000
  Long-Term Debt ....................................    5,234,516        5,277,722        5,180,657
                                                      ------------     ------------     ------------
       Total Capitalization .........................   11,404,307       11,199,927       11,176,818
                                                      ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
    Radwaste Costs ..................................       55,630           54,308           56,149
  Environmental Costs (note 2) ......................      103,412          105,544          105,684
  Capital Lease Obligations .........................       53,283           52,680           53,770

                                                      ------------     ------------     ------------
       Total Other Long-Term Liabilities.............      212,325          212,532          215,603
                                                      ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ................      144,639          477,773          499,738
  Commercial Paper and Loans ........................      743,702          562,665          491,586
  Book Overdrafts ...................................       61,655           62,787           86,576
  Accounts Payable ..................................      404,784          332,356          433,471
  Other Taxes Accrued ...............................       63,829           49,842           44,149
  Interest Accrued ..................................      119,736          126,682          107,962
  Estimated Liability for Vacation Pay ..............       32,235           25,062           27,080
  Customer Deposits .................................       32,810           34,682           33,698
  Liability for Injuries and Damages ................       36,090           27,677           29,814
  Miscellaneous Environmental Liabilities ...........       16,652            4,715           15,365
  Other .............................................       65,977           52,874           87,480
                                                      ------------     ------------     ------------
       Total Current Liabilities ....................    1,722,109        1,757,115        1,856,919
                                                      ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .................    3,022,548        2,879,733        2,905,390
  Accumulated Deferred Investment Tax Credits .......      397,429          417,627          412,466
  Deferred OPEB Costs ...............................      174,706          126,658          116,476
  Other .............................................       70,163           44,640           33,768
                                                      ------------     ------------     ------------
       Total Deferred Credits .......................    3,664,846        3,468,658        3,468,100
                                                      ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)

       Total ........................................ $ 17,003,587     $ 16,638,232     $ 16,717,440
                                                      ============     ============     ============

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of Dollars)

                                                 Nine Months Ended           Twelve Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                1995          1994            1995           1994
                                            ------------   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...............................$    510,041   $   547,190    $   641,884    $   620,692
Adjustments to reconcile net income to
  net cash flows from operating activities:
  Depreciation and Amortization ............     501,902       474,845        661,085        627,609
  Amortization of Nuclear Fuel .............      62,878        71,892         86,159         93,960
 (Deferral) Recovery of Electric Energy
    and Gas Costs - net ....................        (707)     (149,749)        38,513       (211,195)
  Loss from Property Impairments ...........        --           --             --            77,637
  Amortization of Discounts on Property
    Abandonments and Disallowance...........      (4,470)       (5,140)        (6,073)        (6,962)
  Unrealized Gains on Investments - net.....     (32,117)      (11,488)       (46,958)       (12,893)
  Provision for Deferred Income Taxes - net.     102,281       146,587         94,613        171,382
  Investment Tax Credits - net .............     (15,037)      (15,086)       (20,198)       (19,949)
  Allowance for Funds Used During
    Construction - Debt and Equity and
    Capitalized Interest....................     (35,846)      (28,203)       (54,225)       (39,144)
  Proceeds from Leasing Activities - net....       9,859         9,364         28,177         (5,779)
  Changes in certain current assets
  and liabilities:
    Net decrease (increase) in Accounts
      Receivable and Unbilled Revenues......     110,000       263,117        (68,677)       119,778
    Net (increase) decrease in Inventory -
      Fuel and Materials and Supplies.......     (39,554)       (8,119)         9,734         27,238
    Net (decrease) increase in
      Accounts Payable......................     (28,687)     (186,905)        72,428        (45,512)
    Net change in Prepaid/Accrued Taxes.....    (145,662)     (385,110)       (19,370)      (245,763)
    Net change in Other Current Assets
      and liabilities.......................     (11,738)       (2,181)        27,191        (16,915)
  Other ....................................      64,115        38,485         57,206         21,370
                                             ------------   -----------    -----------   ------------
      Net cash provided by operating
      activities ...........................   1,047,258       759,499      1,501,489      1,155,554
                                             ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.   (475,088)     (550,717)      (773,545)      (879,563)
  Additions to Oil and Gas Property, Plant
    and Equipment, excluding
    Capitalized Interest ...................     (61,613)     (117,632)       (93,504)      (144,131)
  Net (increase) decrease in Long-Term
    Investments and Real Estate ............     (49,875)       (8,807)        17,348        118,625
  Increase in Decommissioning and Other
    Special Funds, excluding interest ......     (22,173)      (28,006)       (29,561)       (28,016)
  Cost of Plant Removal - net ..............     (21,528)      (21,866)       (33,624)       (51,881)
  Other ....................................      (4,925)        3,778         16,511         (7,422)
                                             ------------   -----------    -----------   ------------
      Net cash used in investing
      activities ...........................    (635,202)     (723,250)      (896,375)      (992,388)
                                             ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease)in Short-Term Debt.     252,116       (14,971)       181,037         40,338
  Decrease in Book Overdrafts ..............     (24,921)         (205)       (1,132)        (20,396)
  Issuance of Long-Term Debt ...............     100,000       752,245        197,555      1,039,445
  Redemption of Long-Term Debt .............    (401,240)     (421,135)      (573,895)    (1,040,000)
  Long-Term Debt Issuance and
     Redemption Costs .......................     (2,658)       (8,592)       (23,877)       (27,094)
  Issuance of Preferred Stock ..............        --          75,000           --           75,000
  Redemption of Preferred Stock ............        --         (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities ...................      60,000          --          210,000           --
  Issuance of Common Stock .................        --          28,495          --            61,154
  Cash Dividends Paid on Common Stock ......    (396,411)     (395,934)      (528,548)      (527,110)
  Other ....................................      --            (1,220)          (750)        (6,715)
                                             ------------   -----------    -----------    -----------
      Net cash used in financing activities.    (413,114)      (31,317)      (614,610)      (450,378)
                                             ------------   -----------    -----------    -----------
Net (decrease) increase in Cash and
  Cash Equivalents .........................      (1,058)        4,932         (9,496)      (287,212)
Cash and Cash Equivalents at Beginning
  of Period ................................      67,866        71,372         76,304        363,516
                                             ------------   -----------    -----------    -----------
Cash and Cash Equivalents at
  End of Period.............................$     66,808   $    76,304    $    66,808    $    76,304
                                             ============   ===========    ===========    ===========
Income Taxes Paid ..........................$    154,228   $   126,369    $   182,963    $   156,873
Interest Paid ..............................$    323,701   $   306,454    $   450,120    $   433,859

See Notes to Consolidated Financial Statements.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                            (Thousands of Dollars)

                                 Three Months Ended         Nine Months Ended         Twelve Months Ended
                                    September 30,             September 30,              September 30,
                              ------------------------  ------------------------  ------------------------
                                 1995         1994          1995         1994         1995         1994
                              -----------  -----------  -----------  -----------  -----------  -----------

Balance at Beginning of
  Period......................$ 1,568,995  $ 1,456,025  $ 1,510,010  $ 1,361,018  $ 1,511,054  $ 1,418,805
Add:
  Net Income .................    186,782      187,178      510,041      547,190      641,884      620,692
                              -----------  -----------  -----------  -----------  -----------  -----------
     Total ...................  1,755,777    1,643,203    2,020,051    1,908,208    2,152,938    2,039,497
                              -----------  -----------  -----------  -----------  -----------  -----------

Deduct:
  Cash Dividends on
    Common Stock .............    132,137      132,137      396,411      395,934      528,548      527,110
  Capital Stock Expenses .....      --              12        --           1,220          750        1,333
                              -----------  -----------  -----------  -----------  -----------  -----------
     Total Deductions ........    132,137      132,149      396,411      397,154      529,298      528,443
                              -----------  -----------  -----------  -----------  -----------  -----------
Balance at End of Period .....$ 1,623,640  $ 1,511,054  $ 1,623,640  $ 1,511,054  $ 1,623,640  $ 1,511,054
                              ===========  ===========  ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

                                          PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of September 30, 1995 and 1994 and for the periods then ended  are unaudited but, in the opinion of PSE&G's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair representation.


                                             CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)

                                Three Months Ended         Nine Months Ended         Twelve Months Ended
                                  September 30,              September 30,               September 30,
                             ------------------------  ------------------------  ------------------------
                                1995         1994          1995         1994         1995         1994
                             -----------  -----------  -----------  -----------  -----------  -----------

OPERATING REVENUES
  Electric ..................$ 1,179,373  $ 1,075,694  $ 3,090,656  $ 2,868,384  $ 3,961,985  $ 3,701,807
  Gas .......................    201,631      208,481    1,105,299    1,289,670    1,594,157    1,803,859
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Operating
         Revenues ...........  1,381,004    1,284,175    4,195,955    4,158,054    5,556,142    5,505,666
                             -----------  -----------  -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Operation
    Fuel for Electric
      Generation and Net
      Interchanged Power ....    264,599      189,384      682,923      514,835      863,851      674,594
    Gas Purchased and
      Materials for Gas
      Produced ..............    115,336      128,719      625,540      761,923      900,318    1,057,794
    Other ...................    232,051      222,629      678,652      656,164      982,347      896,129
  Maintenance ...............     76,205       70,647      208,288      222,559      293,809      324,810
  Depreciation and
    Amortization ............    146,019      138,616      437,887      410,666      578,593      543,236
  Taxes:
    Federal Income Taxes ....    107,677       96,385      263,537      273,693      284,373      323,373
    New Jersey Gross Receipts
      Taxes .................    139,363      136,436      455,426      453,139      585,454      605,992
    Other ...................     19,229       18,577       60,139       59,055       77,184       72,096
                             -----------  -----------  -----------  -----------  -----------  -----------

       Total Operating
         Expenses ...........  1,100,479    1,001,393    3,412,392    3,352,034    4,565,929    4,498,024
                             -----------  -----------  -----------  -----------  -----------  -----------
OPERATING INCOME ............    280,525      282,782      783,563      806,020      990,213    1,007,642
                             -----------  -----------  -----------  -----------  -----------  -----------
OTHER INCOME
  Allowance for Funds Used
    During Construction -
    Equity ..................      1,329        1,824        4,598        5,486       11,901       10,256
  Miscellaneous - net .......      2,946        2,104        6,296        4,600        7,929       (2,117)
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Other Income ...      4,275        3,928       10,894       10,086       19,830        8,139
                             -----------  -----------  -----------  -----------  -----------  -----------
INCOME BEFORE INTEREST
  CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES.......    284,800      286,710      794,457      816,106    1,010,043    1,015,781
                             -----------  -----------  -----------  -----------  -----------  -----------
INTEREST CHARGES
  Long-Term Debt ............     87,844       92,997      270,946      273,838      364,002      362,448
  Short-Term Debt ...........      7,600        5,629       14,383       12,842       19,716       15,187
  Other .....................      8,652        3,173       22,195        5,938       27,113       11,355
                             -----------  -----------  -----------  -----------  -----------  -----------
       Total Interest Charges    104,096      101,799      307,524      292,618      410,831      388,990

Allowance for Funds Used
  During Construction - Debt.     (7,725)      (5,467)     (26,724)     (16,442)     (35,601)     (21,179)
                             -----------  -----------  -----------  -----------  -----------  -----------
Net Interest Charges ........     96,371       96,332      280,800      276,176      375,230      367,811
                             -----------  -----------  -----------  -----------  -----------  -----------
Monthly Income Preferred
 Securities Dividend
  Requirements ..............      3,551      --            10,583       --           12,263           --
                             -----------  -----------  -----------  -----------  -----------  -----------
NET INCOME ..................    184,878      190,378      503,074      539,930      622,550      647,970
                             -----------  -----------  -----------  -----------  -----------  -----------
Preferred Stock Dividend
  Requirements ..............      8,682       10,144       26,044       30,568       35,943       40,336
                             -----------  -----------  -----------  -----------  -----------  -----------
EARNINGS AVAILABLE TO PUBLIC
  SERVICE ENTERPRISE GROUP
  INCORPORATED ..............$   176,196  $   180,234  $   477,030  $   509,362  $   586,607  $   607,634
                             ===========  ===========  ===========  ===========  ===========  ===========

     See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                            September 30,     September 30,     December 31,
ASSETS                                                           1995              1994            1994
------                                                       ------------     ------------     -------------
UTILITY PLANT - Original cost
  Electric .................................................  $ 12,983,167     $ 12,218,603     $ 12,345,919
  Gas ......................................................     2,413,673        2,266,750        2,318,233
  Common ...................................................       531,024          530,143          545,131
                                                              ------------     ------------     ------------
       Total ...............................................    15,927,864       15,015,496       15,209,283
  Less: accumulated depreciation and amortization...........     5,324,903        5,059,839        5,147,105
                                                              ------------     ------------     ------------
       Net .................................................    10,602,961        9,955,657       10,062,178
  Nuclear Fuel in Service, net of accumulated
   amortization - $345,412, $297,426 and
   $302,906, respectively ..................................       162,776          199,886          205,273
                                                              ------------     ------------     ------------
       Net Utility Plant in Service ........................    10,765,737       10,155,543       10,267,451
  Construction Work in Progress, including Nuclear
   Fuel in Process - $122,368, $56,983 and
   $65,429, respectively ...................................       367,567          752,260          806,934
  Plant Held for Future Use ................................        23,965           20,532           23,860
                                                              ------------     ------------     ------------
       Net Utility Plant ...................................    11,157,269       10,928,335       11,098,245
                                                              ------------     ------------     ------------
INVESTMENTS AND OTHER PROPERTY
Other Property, net of accumulated depreciation and
  amortization - $1,882, $1,126 and $1,127, respectively....        24,970           32,865           32,879
Long-Term Investments, net of amortization - $4,585,
  $2,068 and $2,365, respectively ..........................        98,260          150,866           65,886
Nuclear Decommissioning and Other Special Funds ............       263,974          223,588          233,022
                                                              ------------     ------------     ------------
Total Investments and Other Property .......................       387,204          407,319          331,787
                                                              ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ................................        30,247           32,139           27,498
  Accounts Receivable:
    Customer Accounts Receivable ...........................       405,555          380,539          434,207
    Other Accounts Receivable ..............................       125,761           92,582          151,684
    Less:  Allowance for Doubtful Accounts .................        38,578           27,075           40,915
  Accounts Receivable - Associated Companies ...............           151            --               --
  Unbilled Revenues ........................................       127,590          104,522          204,056
  Fuel, at average cost ....................................       311,776          302,676          268,927
  Materials and supplies, net of inventory valuation
    reserves - $18,200, $8,525 and $18,200, respectively ...       143,689          162,252          146,763
  Prepaid Gross Receipts Taxes .............................       165,342          131,985            --
  Deferred Income Taxes ....................................        27,489           15,387           25,311
  Miscellaneous Current Assets .............................        45,109           49,459           30,407
                                                              ------------     ------------     ------------
       Total Current Assets ................................     1,344,131        1,244,466        1,247,938
                                                              ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ..............................        74,742           92,667           88,269
  Oil and Gas Property Write-Down ..........................        37,367           42,521           41,232
  Deferred OPEB Costs ......................................       174,706          126,658          116,476
  Under Recovered Electric Energy and Gas Costs - net ......       173,270          211,783          172,563
  Unamortized Debt Expense .................................       124,308          127,157          132,342
  Unrecovered Environmental Costs (note 2).. ...............       132,634          132,169          138,435
  Unrecovered Plant and Regulatory Study Costs .............        35,285           36,986           37,128
  Deferred Decontamination and Decommissioning Costs........        49,742           53,016           53,016
  Unrecovered SFAS 109 Deferred Income Taxes ...............       778,642          786,217          791,393
  Other ....................................................         9,313           51,974           15,574
                                                              ------------     ------------     ------------
       Total Deferred Debits ...............................     1,590,009        1,661,148        1,586,428
                                                              ------------     ------------     ------------
      Total ................................................  $ 14,478,613     $ 14,241,268     $ 14,264,398
                                                              ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                             September 30,   September 30,     December 31,
CAPITALIZATION AND LIABILITIES                                    1995            1994              1994
------------------------------                                ------------     ------------     ------------
CAPITALIZATION
  Common Equity
    Common Stock ...........................................  $  2,563,003     $  2,563,003     $  2,563,003
    Contributed Capital by Enterprise ......................       534,395          534,395          534,395
    Retained Earnings ......................................     1,387,931        1,310,074        1,292,201
                                                              ------------     ------------     ------------
       Total Common Equity .................................     4,485,329        4,407,472        4,389,599

Preferred Stock without mandatory redemption ...............       384,994          459,994          384,994
Preferred Stock with mandatory redemption ..................       150,000          150,000          150,000
Monthly Income Preferred Securities of Subsidiary ..........       210,000            --             150,000
Long-Term Debt .............................................     4,585,543        4,486,371        4,486,787
                                                              ------------     ------------     ------------
       Total Capitalization ................................     9,815,866        9,503,837        9,561,380
                                                              ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
     Radwaste Costs ........................................        55,630           54,308           56,149
  Environmental Costs (note 2)..............................       103,412          105,544          105,684
  Capital Lease Obligations ................................        53,283           52,680           53,770
                                                              ------------     ------------     ------------
       Total Other Long-Term Liabilities ...................       212,325          212,532          215,603
                                                              ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................         2,000          310,200          310,200
  Commercial Paper and Loans ...............................       633,283          562,665          401,759
  Book Overdrafts ..........................................        61,655           62,787           86,576
  Accounts Payable .........................................       320,212          300,996          370,005
  Accounts Payable - Associated Companies ..................        --                1,324           16,677
  Other Taxes Accrued ......................................        38,235           36,853           36,030
  Interest Accrued .........................................        93,709           98,972           95,721
  Estimated Liability for Vacation Pay .....................        32,235           25,062           27,080
  Customer Deposits ........................................        32,810           34,682           33,698
  Liability for Injuries and Damages .......................        36,090           27,677           29,814
  Miscellaneous Environmental Liabilities ..................        16,652            4,715           15,365
  Other ....................................................        42,136           13,605           50,778
                                                              ------------     ------------     ------------
       Total Current Liabilities ...........................     1,309,017        1,479,538        1,473,703
                                                              ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ........................     2,526,135        2,484,400        2,478,539
  Accumulated Deferred Investment Tax Credits ..............       375,458          394,623          389,721
  Deferred OPEB Costs ......................................       174,706          126,658          116,476
  Other ....................................................        65,106           39,680           28,976
                                                              ------------     ------------     ------------
       Total Deferred Credits ..............................     3,141,405        3,045,361        3,013,712
                                                              ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)

     Total .................................................  $ 14,478,613     $ 14,241,268     $ 14,264,398
                                                              ============     ============     ============

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of Dollars)
                                                Nine Months Ended           Twelve Months Ended
                                                  September 30,                 September 30,
                                           ---------------------------   ---------------------------
                                               1995           1994           1995           1994
                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................. $    503,074   $   539,930   $    622,550   $    647,970
  Adjustments to reconcile net income
    to net cash flows from operating activities:
    Depreciation and Amortization ........      437,887       410,666        578,593        543,236
    Amortization of Nuclear Fuel .........       62,878        71,892         86,159         93,960
   (Deferral) Recovery of Electric
      Energy and Gas Costs - net .........         (707)     (149,749)        38,513       (211,195)
    Amortization of Discounts on Property
      Abandonments and Disallowance ......       (4,470)       (5,140)        (6,073)        (6,962)
    Provision for Deferred Income
      Taxes - net ........................       60,347       119,200         49,310        169,862
    Investment Tax Credits - net .........      (14,263)      (14,306)       (19,165)       (18,908)
    Allowance for Funds Used During
      Construction - Debt and Equity .....      (31,322)      (21,928)       (47,502)       (31,435)
    Changes in certain current assets
        and liabilities:
      Net decrease (increase) in Accounts
        Receivable and Unbilled Revenues .      128,553       273,355        (69,911)       130,986
      Net increase (decrease) in Inventory -
        Fuel and Materials and Supplies...      (39,775)       (8,075)         9,463         27,167
      Net (decrease) increase in
        Accounts Payable .................      (66,470)     (184,150)        17,892        (68,496)
      Net change in Prepaid/Accrued Taxes.     (163,137)     (392,199)       (31,975)      (242,112)
      Net change in Other Current Assets
        and Liabilities ..................      (15,704)      (20,626)        41,167        (27,616)
    Other ................................       55,546        (3,583)        88,635        (17,457)
                                           ------------   -----------    -----------   ------------
        Net cash provided by operating
        activities .......................      912,437       615,287      1,357,656        989,000
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC .......................     (475,088)     (550,717)      (773,545)      (879,563)
  Net (increase) decrease in
    Long-Term Investments ................      (39,595)      (34,312)        45,385        (53,279)
  Increase in Decommissioning and
    Other Special Funds,
    excluding interest ...................      (22,173)      (28,006)       (29,561)       (28,016)
  Cost of Plant Removal - net ............      (21,528)      (21,866)       (33,624)       (51,881)
  Other ..................................          865           (90)         2,647         (4,981)
                                           ------------   -----------    -----------   ------------
        Net cash used in investing
        activities .......................     (557,519)     (634,991)      (788,698)    (1,017,720)
                                           ------------   -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ........      231,524        29,937         70,618         89,943
  Decrease in Book Overdrafts ............      (24,921)         (205)        (1,132)       (20,396)
  Issuance of Long-Term Debt .............      100,000       752,245        197,555        961,445
  Redemption of Long-Term Debt............     (309,444)     (381,811)      (406,583)      (741,513)
  Long-Term Debt Issuance and
    Redemption Costs .....................       (1,984)      (10,100)       (21,615)       (26,421)
  Issuance of Preferred Stock ............        --           75,000           --           75,000
  Redemption of Preferred Stock ..........        --          (45,000)       (75,000)       (45,000)
  Issuance of Monthly Income
    Preferred Securities .................       60,000          --          210,000          --
  Cash Dividends Paid ....................     (407,344)     (409,168)      (543,943)      (541,936)
  Other ..................................        --           (1,220)          (750)        (1,331)
                                           ------------   -----------    -----------   ------------
        Net cash (used in) provided by
          financing activities ...........     (352,169)        9,678       (570,850)      (250,209)
                                           ------------   -----------    -----------   ------------
Net increase (decrease) in Cash and
  Cash Equivalents .......................        2,749       (10,026)        (1,892)      (278,929)
Cash and Cash Equivalents at Beginning
  of Period ..............................       27,498        42,165         32,139        311,068
                                           ------------   -----------    -----------   ------------
Cash and Cash Equivalents at End
  of Period .............................. $     30,247        32,139    $    30,247   $     32,139
                                           ============   ===========    ===========   ============
Income Taxes Paid ........................ $    242,365   $   178,584    $   272,977   $    207,684
Interest Paid ............................ $    275,210   $   255,350    $   365,727   $    343,660

See Notes to Consolidated Financial Statements.

                                       PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                     CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                   (Thousands of Dollars)

                                Three Months Ended         Nine Months Ended         Twelve Months Ended
                                   September 30,              September 30,             September 30,
                             ------------------------  ------------------------  ------------------------
                                1995         1994          1995         1994         1995         1994
                             -----------  -----------  -----------  -----------  -----------  -----------
Balance at Beginning of
  Period ....................$ 1,337,284  $ 1,254,553  $ 1,292,201  $ 1,180,532  $ 1,310,074  $ 1,205,373
Add:
  Net Income ................    184,878      190,378      503,074      539,930      622,550      647,970
                             -----------  -----------  -----------  -----------  -----------  -----------
     Total ..................  1,522,162    1,444,931    1,795,275    1,720,462    1,932,624    1,853,343
                             -----------  -----------  -----------  -----------  -----------  -----------
Deduct Cash Dividends:
  Preferred Stock, at
    required rates ..........      8,682       10,144       26,044       30,568       35,943       40,336
  Common Stock ..............    125,550      124,700      381,300      378,600      508,000      501,600
Capital Stock Expenses ......         (1)          13        --           1,220          750        1,333
                             -----------  -----------  -----------  -----------  -----------  -----------
     Total Deductions .......    134,231      134,857      407,344      410,388      544,693      543,269
                             -----------  -----------  -----------  -----------  -----------  -----------

Balance at End of Period ....$ 1,387,931  $ 1,310,074  $ 1,387,931  $ 1,310,074  $ 1,387,931  $ 1,310,074
                             ===========  ===========  ===========  ===========  ===========  ===========

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

Levelized Gas Adjustment Charge

    On October 2, 1995, Public Service Electric and Gas Company
(PSE&G) petitioned the New Jersey Board of Public Utilities (BPU) for modifications to its Levelized Gas Adjustment Charge (LGAC). PSE&G is requesting that:

    (a)  The LGAC be renamed to the Levelized Gas Incentive Clause
         (LGIC);

    (b) A benchmark be established for certain gas delivered from the Gulf Coast, and any difference between PSE&G's actual gas purchase costs and the benchmark price, either positive or negative, be shared 50/50 between PSE&G's customers and its sole shareholder;

    (c) The current annual LGAC rate be converted to a monthly rate for firm commercial and industrial customers; and

    (d) A fixed annual margin would be credited to LGAC for certain interruptible rate schedules, while actual margins from such sales will be retained by PSE&G. Any differences, positive or negative, will be absorbed by PSE&G.

Levelized Energy Adjustment Clause

    On May 5, 1995, the BPU approved PSE&G's Levelized Energy Adjustment Clause (LEAC). Such Order also required that a hearing be convened regarding the April 1994 Salem 1 shutdown, to determine whether PSE&G should be allowed to recover replacement power costs of approximately $8 million which have been deferred. On October 18, 1995, this matter was ordered to be transmitted to the Office of Administrative Law (OAL) for hearing. PSE&G cannot predict the outcome of this proceeding.

Other Rate Matters

    On July 21, 1995, the BPU initiated a generic proceeding to expeditiously adopt specific standards to guide utility "off-tariff" negotiated rate agreement programs, which proceeding would consider minimum prices, confidentiality, maximum contract duration, filing requirements and such other standards as necessary for compliance with the law. A Written Summary Decision and Order (Order) was issued on

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS - (CONCLUDED)


October 27, 1995, which ordered each New Jersey electric utility, including PSE&G, to file initial minimum tariffs, consistent with the terms of the Order, and further, indicated that the Order will be supplemented by a Final Decision and Order to fully discuss and explain the rationale for the BPU's overall decision. PSE&G cannot predict what impact, if any, the generic tariff may have on its electric revenues and earnings.

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

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. During 1994, the five nuclear units in which PSE&G has an ownership interest aggregated a 74% combined capacity factor. PSE&G currently estimates that the aggregate combined capacity factor for 1995 will range from 62% to 63%, based on the planned operation for the remainder of the year of the Hope Creek and Peach Bottom units, which would result in a penalty for 1995 in the range of $2 to $4 million. Both Salem units are presently out of service for the remainder of 1995.

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
  Ltd. (NEIL II).....................    1,400.0 (D)         8.2(E)
 Nuclear Electric Insurance
  Ltd. (NEIL III)....................      850.0             6.7
                                        --------         --------
                                        $2,750.0         $  23.0
                                        --------         --------
Replacement Power:
 Nuclear Electric Insurance
  Ltd (NEIL I).......................   $    3.5 (F)     $  11.4

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

(B) Limit of liability for each nuclear incident under Price-
    Anderson.

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

    Further, a recent decision by the U.S. Court of Appeals for the Third Circuit, not involving PSE&G, held that the Price Anderson Act did not preclude awards based on state law claims for punitive damage.

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

Bergen Station Repowering

    PSE&G has completed the repowering of the Bergen Station (Station), which was re-synchronized to the electric grid on June 1, 1995 for a period of final testing. The repowering results in a slight increase in capacity from 629 MW to 669 MW, improves operational reliability and efficiency and significantly improves the environmental effects of operating the Station. The Station was declared to be in commercial operation effective September 1, 1995. Cost in service for the project was $338 million, excluding AFDC of $37 million. PSE&G does not currently expect to seek recovery of such costs through a traditional rate base rate-of-return filing. However, pursuant to recently adopted legislation (see MD&A-Competition), PSE&G expects to file an alternative economic regulatory proposal, such as a rate cap pricing plan, later this year that is intended to provide it the continuing opportunity to recover all its costs including the costs of the Bergen repowering project.

    Pursuant to an agreement with the BPU, PSE&G will not seek implementation of any rate treatment plan for the Station for a minimum of 90 days from the date of filing of such plan.

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

NOTE 2.  COMMITMENTS AND CONTINGENCIES - (CONCLUDED)

    Costs incurred through September 30, 1995 for the Remediation
Program amounted to $57.4 million, net of certain insurance proceeds. In addition, at September 30, 1995, PSE&G's estimated liability for estimated remediation costs aggregated $103.4 million.

    In accordance with a Stipulation approved by the BPU in January 1992, PSE&G is recovering over a six-year period $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992. As of September 30, 1995, PSE&G has recovered $26 million of the $32 million of actual remediation costs through its LGAC. PSE&G is expected to recover the balance of $6 million in its currently filed LGAC period ending in 1996.

    PSE&G has reached a final settlement concluding the litigation against certain of its insurers to recover the costs associated with addressing and resolving environmental issues of the Remediation Program. This settlement, which is subject to a confidentiality agreement, is not expected to have a material effect upon the financial position, results of operations or net cash flows of PSE&G or Enterprise.

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

    The Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

          Note 1.  Rate Matters
          Note 2.  Commitments and Contingencies

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1994, and Quarterly Report on Form 10-Q for March 1995 and June 1995, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such statements and notes.

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

    The Federal Energy Regulatory Commission's (FERC) recent Notice of Proposed Rulemaking (NOPR) on open access would fundamentally change the electric utility industry by providing wholesale customers with competitive open access to the interstate transmission system. However, in the NOPR, FERC states its position that utilities should be entitled to full recovery of legitimate and verifiable stranded
costs at the federal and state levels.   Competition is forcing
utilities, including PSE&G, to operate more cost effective and efficient plants, particularly in light of the technological advantages available to new entrants. Recovery of related costs by utilities, including PSE&G, will depend upon the decisions of the regulators, which cannot be predicted, and the ability to sell the electricity generated by such plants in the emerging competitive electric power market. For discussion of PSE&G's project at Bergen, see Note 2 - Commitments and Contingencies of Notes. Competition may also have an adverse impact upon the economics of certain regulatory-created incentives such as demand side management (DSM).

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

    In the wholesale market, other competitive pressures, such as municipalization, may also have an impact on utilities in the evolving electric power industry. Municipalization involves the condemnation and operation of existing investor-owned facilities or the construction and operation of duplicate, parallel facilities by a municipal utility (MUNI) within a municipal boundary. As a result, utilities, such as PSE&G, could lose revenues from the former customers (residential, commercial and industrial) in the municipality that are served by the Muni, as well as the loss of the municipality itself as a customer.

    The BPU presented its final, first phase of the New Jersey Energy Master Plan to Governor Whitman March 8, 1995, which acknowledged the need for regulatory flexibility as competition unfolds and called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales, upon all energy producers. On July 20, 1995, Governor Whitman signed into law legislation which provides utilities the flexibility to propose alternative regulatory pricing and to offer negotiated off-tariff agreements. PSE&G is currently evaluating its available options including the submission of an alternative economic regulatory proposal, such as a rate cap pricing plan, and presently anticipates making a submission later this year.

    On June 1, 1995, the BPU issued its Order initiating a formal Phase II Proceeding to the New Jersey Energy Master Plan. This proceeding is intended to investigate and consider the future long term structure of the electric power industry in New Jersey. The proceeding will address wholesale and retail competition. A Phase II report proposing policy restructuring is expected by March 1996.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)



ENTERPRISE EARNINGS

     Earnings per share of Enterprise Common Stock were $.76, $2.08, and $2.62 for the three, nine and twelve months ended September 30, 1995 compared to $.76, $2.24 and $2.54 for the comparable 1994 periods.  (See
Liquidity and Capital Resources - External Financing.)  The changes are summarized as follows:


                                                       Increase or (Decrease)
                                       ----------------------------------------------------------------
                                          Three Months Ended    Nine Months Ended    Twelve Months Ended
                                           September 30,        September 30,         September 30,
                                          1995    vs.   1994    1995  vs.  1994     1995    vs.    1994
                                       --------------------   --------------------  --------------------
                                                     Per                   Per                   Per
                                        Amount      Share     Amount      Share     Amount      Share
                                       --------   --------   --------   --------   --------   --------
                                                 (Millions, except Per Share Data)
PSE&G
  Revenues (net of fuel costs and
    gross receipts taxes) ............ $   32     $  0.13    $    4     $ 0.02     $  39     $ 0.16
  Other operation expenses ...........    (10)      (0.04)      (22)     (0.09)      (86)     (0.35)
  Maintenance expenses ...............     (6)      (0.02)       14       0.05        31       0.12
  Depreciation and amortization
    expenses .........................     (7)      (0.03)      (27)     (0.11)      (35)     (0.15)
  Federal income taxes ...............    (11)      (0.04)       10       0.04        39       0.16
  Interest charges ...................     (2)      (0.01)      (15)     (0.06)      (22)     (0.09)
  Allowance for Funds used During
    Construction (AFDC)...............      2        0.01         9       0.03        16       0.07
  Preferred Securities Dividend
    Requirements .....................     (2)      (0.01)       (6)     (0.02)       (8)     (0.03)
  Other income and expenses...........     --        --           1       --           5       0.02
                                      --------   --------   --------   --------   --------   --------

  Earnings Available to Enterprise ...     (4)      (0.01)      (32)     (0.14)      (21)     (0.09)
                                      --------   --------   --------   --------   --------   --------
EDHI
  EDC ................................     --         --        (10)     (0.04)      (17)     (0.07)
  CEA.................................      1         --         --       --           1        --
  PSRC ...............................      3        0.01         4       0.02         6       0.02
  EGDC................................     --         --          1       --          52       0.22(A)
                                      --------   --------   --------   --------   --------   --------
  Subtotal ...........................      4       0.01         (5)     (0.02)       42       0.17
                                      --------   --------   --------   --------   --------   --------
  Net Income ......................... $   --         --      $ (37)     (0.16)     $ 21       0.08
                                      ========   --------   ========   --------   ========   --------

(A)  Includes the impact of an impairment of assets of $51 Million, after tax, by EGDC in December 1993.
     (See EDHI, below.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

ENTERPRISE EARNINGS - (Continued)

   PSE&G

    Earnings available to Enterprise decreased $4 million for the quarter ended September 30, 1995 from the quarter ended September 30, 1994, notwithstanding that net revenues (revenues, net of fuel costs and gross receipt taxes) increased $32 million due to higher electric residential, commercial, industrial and capacity sales. The increase in firm sales is attributable to a growth in the economy coupled with high weather related sales for the quarter. Higher Allowance for Funds Used During Construction (AFDC) also contributed to earnings due to an increase in the AFDC rate. The increases in revenues were offset by higher other operation expenses principally due to increased expenses at Salem due to the current outage. Also negatively impacting earnings were higher maintenance expenses primarily at Salem due to the current outage, higher depreciation and amortization expenses due to more plant in service, higher income taxes due to higher pre-tax operating income, higher interest charges on miscellaneous liabilities and higher dividend requirements resulting from the issuance of Monthly Income Preferred Securities (See External Financings).

    Earnings available to Enterprise decreased by $32 million for the nine-month period ended September 30, 1995 compared to the same period ended September 30, 1994, notwithstanding that net revenues increased $4 million due to improved electric sales resulting from growth in the economy and an increase in the customer base, partially offset by lower gas revenue resulting from a decrease in sales due to the mild winter. Also contributing to earnings were lower maintenance expenses, higher AFDC income and lower taxes resulting from lower pre-tax operating income. Maintenance expenses were lower due to reduced fossil production expenses primarily attributable to the 1994 outage at Mercer Generating Station (Mercer) and reduced nuclear production expenses due to the 1994 refueling outage at Hope Creek, partially offset by higher maintenance expense for Salem resulting from the current outage. Earnings were offset by higher depreciation and amortization expenses due to more plant in service, higher interest expenses due to more short term debt outstanding and higher interest charges on miscellaneous liabilities, and higher dividend requirements resulting from the issuance of Monthly Income Preferred Securities. Earnings were also negatively impacted by increased other operation expenses principally due to increased expenses at the Salem Plant and higher administrative and general expenses.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

ENTERPRISE EARNINGS - (Continued)

    Earnings available to Enterprise decreased $21 million for the twelve months ended September 30, 1995 compared to the same period ended September 30, 1994, notwithstanding that net revenues increased $39 million, principally due to higher electric residential and commercial sales due to a growth in the economy and warm summer weather, as well as higher capacity sales to wholesale customers and other utilities. The increase in electric revenues was offset by lower gas revenues due to lower sales as a result of the mild winter weather, higher other operation expenses resulting from higher expenses at the Salem plant due to the current outage and higher administrative and general expenses. Earnings were also negatively affected by higher depreciation and amortization expense due to more plant in service, higher interest charges due to more short-term debt outstanding and higher interest on miscellaneous liabilities, and higher dividend requirements due to the issuance of Monthly Income Preferred Securities. The increase in expenses were partially offset by lower 1995 maintenance expenses resulting from the 1994 refueling outage at Hope Creek and the 1994 outage at Mercer and decreased labor and overtime for fossil production, gas and electric distribution, lower federal income taxes resulting from lower pre-tax operating income, and increased AFDC income due to an increase in the rate and a retroactive adjustment.

  EDHI

    Net income of EDHI was $11 million for the quarter ended
September 30, 1995, an increase of $4 million from the quarter ended September 30, 1994. EDHI's earnings increased due to higher income from Public Service Resources Corporation (PSRC) and Community Energy Alternatives (CEA) partnership investments.

    Net income of EDHI was $33 million for the nine-month period ended September 30, 1995, a decrease of $5 million from the nine-month period ended September 30, 1994. EDHI's earnings decreased due to Energy Development Corporation's (EDC) lower gas prices and volumes, partially offset by higher income from PSRC partnership investments.

    Net income of EDHI was $55 million for the twelve-month period ended September 30, 1995, an increase of $42 million over the twelve-month period ended September 30, 1994. Excluding the impact of an impairment of assets of $51 million, after tax, by EGDC in December 1993, EDHI's earnings decreased by $8 million. Lower EDC earnings resulting from lower gas prices and volumes were partially offset by higher PSRC earnings due to higher income from partnerships and lower interest expense.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

ENTERPRISE EARNINGS - (Concluded)

    To the extent that the prices at which EDC is able to sell gas remain low, EDHI's earnings may continue to be negatively impacted.

DIVIDENDS

    Since 1992, Enterprise has maintained a constant rate of common stock dividends which has had the result of reducing its dividend payout ratio. Management believes that reducing the payout ratio is a prudent policy which needs to be continued.

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

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

EDHI

    For the nine-month period ended September 30, 1995, EDC had additions to oil and gas property, plant and equipment, excluding capitalized interest, of $62 million, a decrease of $56 million from the corresponding period in 1994. For the twelve-month period ended September 30, 1995, EDC had additions to oil and gas property, plant, and equipment, excluding capitalized interest, of $94 million, a decrease of $51 million compared to the corresponding period in 1994.

    PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At September 30, 1995, $68 million remained as PSRC's aggregate unfunded commitment subject to call.

    EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which range from 3:1 to 1.75:1. EDHI is also required to maintain a twelve month earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of September 30, 1995 and 1994, EDHI had consolidated debt to equity ratios, including contingent obligations, of 1.04:1 and 1.15:1 and, for the twelve months ended September 30, 1995 and 1994, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 1.93:1 and 2.01:1, respectively. Compliance with applicable financial covenants will depend upon future levels of earnings, among other things, as to which no assurance can be given.

  LONG TERM INVESTMENTS AND REAL ESTATE

    Long-Term Investments and Real Estate increased $50 million for the nine-month period ended September 30, 1995, primarily due to an increase in Public Service Conservation Resources Corporation's (PSCRC) investments in conservation projects of $35 million, in PSRC's investments of $53 million due to KKR LBO Fund capital calls and in CEA's $13 million increase in partnership investments, partially offset by EGDC's reduced investments of $53 million due to property sales. For the nine-month period ended September 30, 1994, Long-Term Investments and Real Estate increased $9 million, primarily due to an increase in PSCRC's investments in conservation projects of $20 million and an increase in PSE&G's investment in an insurance contract of $15 million, substantially offset by returns of capital from PSRC and CEA partnership investments of $27 million.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  LONG TERM INVESTMENTS AND REAL ESTATE - (CONCLUDED)

    Long-Term Investments and Real Estate decreased $17 million for the twelve-month period ended September 30, 1995 primarily due to a net decrease in PSE&G's investment in an insurance contract of $95 million and EGDC's reduced investments of $49 million due to property sales, partially offset by PSCRC's increase in investments in conservation projects of $43 million, PSRC's investments which increased $60 million due to KKR LBO Fund capital calls, and CEA's $22 million increase in partnership investments. For the twelve-month period ended September 30, 1994, a $119 million decrease was primarily due to a $153 million decrease in PSRC investments due to security sales, partially offset by a net increase in PSE&G's investment in an insurance contract of $26 million and an increase in PSCRC's investments in conservation projects of $20 million.

  INTERNAL GENERATION OF CASH FROM OPERATIONS

     Enterprise's cash provided by operating activities for the nine months ended September 30, 1995 increased $288 million to $1.047 billion when compared to the corresponding period in 1994. This increase was primarily due to a greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $149 million, a smaller decrease in accounts payable of $158 million, and a net decrease in prepaid/accrued taxes of $239 million (primarily the result of lower gross receipts taxes). Partially offsetting these cash inflows were a decrease in net income of $37 million, a smaller increase in deferred income taxes of $44 million, a smaller decrease in accounts receivable of $153 million, and an increase in inventory - fuel and materials and supplies of $31 million. (For additional information see Enterprise Earnings.)

     Enterprise's cash provided by operating activities for the twelve months ended September 30, 1995 increased $346 million to $1.501 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  INTERNAL GENERATION OF CASH FROM OPERATIONS - (CONCLUDED)

gas costs through PSE&G's LEAC and LGAC of $250 million, a net decrease in prepaid/accrued taxes of $226 million (primarily the result of lower gross receipts taxes), an increase in accounts payable of $118 million, a positive net change in certain other current assets and liabilities of $44 million, and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $36 million. Partially offsetting these cash inflows were a loss from property impairments of $78 million in 1993, a smaller increase in deferred income taxes of $77 million and an increase in accounts receivable of $188 million. (For additional information see Enterprise Earnings.)

  EXTERNAL FINANCING ACTIVITIES

    Book value per share was $22.17 at September 30, 1995, compared to $21.71 at September 30, 1994.

    In October 1995, PSE&G issued a total of $56,320,000 of its mortgage bonds to redeem a like principal amount, including sinking fund retirements, of its higher cost bonds. The BPU has authorized PSE&G to issue approximately $215 million of additional First and Refunding Mortgage Bonds (Bonds)/Medium-Term Notes (MTNs) through 1996 for refunding purposes.

    In September, 1995, Public Service Electric and Gas Capital, L.P. issued $60 million of Monthly Income Preferred Securities, the proceeds of which were loaned to PSE&G, evidenced by PSE&G's subordinated debentures, and used to redeem $60 million of PSE&G Preferred Stock in October 1995. The BPU has authorized PSE&G to issue an additional $120 million of Preferred Stock through 1995.

    The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1 billion of its short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 1, 1997. On September 30, 1995, PSE&G had $509 million of short-term debt outstanding.

    To provide liquidity for its commercial paper program, PSE&G has a $500 million one year revolving credit agreement and a $500 million five year revolving credit agreement with a group of commercial banks, each of which provides for borrowing up to one year. On September 30, 1995, there were no borrowings outstanding under these credit agreements.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

  EXTERNAL FINANCING ACTIVITIES - (CONCLUDED)

    On October 24, 1995, PSE&G petitioned the BPU for authority to issue (a) up to $4.725 billion aggregate principal amount of long-term debt to refund up to $4.575 billion aggregate principal amount (plus premium and expenses) of its outstanding long-term debt and (b) up to $685 million of preferred stock or tax deferred preferred securities to refund a like principal amount of its outstanding preferred stock.

    PSCRC has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 6, 1996. As of September 30, 1995, PSCRC had $30 million outstanding under this facility.

    PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires on June 28, 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of September 30, 1995, Fuelco had commercial paper of $94 million outstanding under such program.

    Enterprise Capital Funding Corporation (Funding) has a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million expiring March 1998. As of September 30, 1995, Funding had $111 million of borrowings outstanding under this commercial paper program.

    Additionally, Funding has a $225 million revolving credit facility expiring March 1998. As of September 30, 1995, Funding had no borrowings outstanding under this facility.

    PSEG Capital Corporation's (Capital) MTN program has previously provided for an aggregate principal amount of up to $750 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. At September 30, 1995, Capital had total debt outstanding of $575 million, including $427 million of MTNs.

                  PUBLIC SERVICE ELECTRIC AND GAS COMPANY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

    Following are changes in or additions to the significant factors reported in PSE&G's Annual Report to the SEC on Form 10-K for 1994 and Quarterly Reports on Form 10-Q for periods ended March 31, 1995 and June 30, 1995, affecting the consolidated financial condition of PSE&G and its subsidiaries as reflected in their consolidated results of operations. This discussion refers to the consolidated financial statements and related notes herein of PSE&G and should be read in conjunction with such statements and notes.

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

LIQUIDITY AND CAPITAL RESOURCES

  INTERNAL GENERATION OF CASH FROM OPERATIONS

    PSE&G's cash provided by operating activities for the nine months ended September 30, 1995 increased $297 million to $912 million when compared to the corresponding period in 1994. This increase was primarily due to a net decrease in prepaid/accrued taxes of $229 million (primarily the result of lower gross receipts taxes), a greater recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $149 million, a smaller decrease in accounts payable of $118 million, and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $59 million. Partially offsetting these cash inflows were a decrease in net income of $37 million, a smaller increase in deferred income taxes of $59 million, and a smaller decrease in accounts receivable of $145 million. (For additional information see Enterprise Earnings.)

     PSE&G's cash provided by operating activities for the twelve months ended September 30, 1995 increased $369 million to $1.358 billion when compared to the corresponding period in 1994. This increase was primarily due to a higher recovery of electric energy and gas costs through PSE&G's LEAC and LGAC of $250 million, a net decrease in prepaid/accrued taxes of $210 million (primarily the result of lower gross receipts taxes), an increase in accounts payable
of $86 million,   a positive net change in certain other current
assets and liabilities of $69 million, and a positive net change in certain noncurrent assets and liabilities, primarily deferred amounts, of $106 million. Partially offsetting these cash inflows were a smaller increase in deferred income taxes of $121 million and an increase in accounts receivable of $201 million. (For additional information see Enterprise Earnings.)

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                       PART II.  OTHER INFORMATION

Item 5.  Other Information
------    -----------------

    Certain information reported under Item 1 - Business of Part I of Enterprise's and PSE&G's Annual Reports to the SEC on Form 10-K for 1994 (Form 10-K) and Item 5 of Part II of Enterprise's and PSE&G's Quarterly Reports to the SEC on Form 10-Q for the periods ended March 31, 1995 (March 10-Q) and June 30, 1995 (June 10-Q) is updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of the Form 10-K, March 10-Q and June 10-Q.

Form 10-K, Page 7, Paragraph 5, June 10-Q, Page 31, Paragraph 3
---------------------------------------------------------------

    On September 6, 1995, the BPU verbally approved a Stipulation regarding the Company's proposed Experimental Hourly Energy Pricing Tariff and the first service agreement thereunder with its second largest customer. Under the stipulation, the pricing would result in a bill reduction for the customer of approximately $7 million or about 27%. This reduction in revenues would be partially offset by a decrease of $1.25 million in PSE&G's New Jersey state tax liability.

Form 10-K, Page 11, Paragraph 1, March 10-Q, Page 40, Paragraph 4,
  June 10-Q, Page 32, Paragraph 1
-------------------------------------------------------------------

PSE&G - Nuclear Operations - Salem

    As previously reported, Salem Unit 1 and Unit 2 were taken out of service on May 16, 1995 and June 7, 1995, respectively. PSE&G subsequently informed the Nuclear Regulatory Commission (NRC) of its determination to keep the Salem Units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments by PSE&G.

    PSE&G, as previously reported, is engaged in a thorough assessment of Salem to identify the scope of work necessary to achieve safe, sustained and reliable operation. PSE&G has stated that it will keep the units off line until it is satisfied that they are ready to return to service and operate reliably over the long term.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - Continued
------    -----------------------------

    PSE&G has completed its rigorous examination of Salem Unit 1 and its assessment of Unit 2 is continuing. Work on the 46 systems critical to Salem 1 is continuing, including those common with Unit 2, with more than 25% of necessary work activities completed and many others initiated. While PSE&G had previously estimated that Salem 1 would return to service in the first quarter 1996, as a result of its completed assessment, PSE&G now expects Salem 1 to return in the second quarter of 1996, assuming receipt of required NRC authorization, as to which no assurance can be given.

    The work scope assessment for Salem 2 is currently scheduled for completion in November 1995. PSE&G expects to present its final work scope assessment of both Salem units to the NRC in mid-December 1995. Since, as previously indicated, some of the work being performed relates to systems serving both Salem units, the additional time needed for Salem 1 does not necessarily mean that the current second quarter 1996 return estimate for Salem 2 will be also extended, although no assurance can be given. As previously disclosed, during these outages Salem 1 will undergo a previously scheduled refueling outage and Salem 2 will undergo a partial refueling which will eliminate a full refueling outage for Salem 2 originally scheduled for 1996.

    PSE&G now estimates that its share of additional 1995 operating and maintenance expenses associated with Salem restart activities will amount to approximately $22 million, or a total of $111 million of operating and maintenance expenses for the year. The increase in the estimate results from additional overtime expenses projected through year-end. The assessment is still on-going, and the scope of work that will assure the reliable, long term operation of the Salem units has not been fully defined. However, PSE&G's share of the 1996 Salem incremental operating and maintenance costs is expected to materially exceed its initial estimate of $2 million made at the start of the work scope assessment. A firmer scope, schedule and cost will not be known until the assessment of Unit 2 is complete, and the restart plans are completed. Replacement power costs incurred while the units are out of service are expected to be approximately $5 million per month, per unit. In addition, PSE&G currently anticipates that the 1995 aggregate capacity factor of its five nuclear units will range from 62% to 63%, below the 65% minimum annual standard established by the BPU, resulting in a penalty ranging from $2 to $4 million.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - Continued
------    -----------------------------
PSE&G - Nuclear Operations - Salem - Concluded

    As previously reported, PSE&G has recently undertaken a number of nuclear senior management changes. PSE&G is committed to achieving high standards of safety and operational performance for its nuclear program. PSE&G's objective is to restart and run the Salem plants in accord with these standards so as to assure long-term reliability and reduce overall production costs in order to provide customers serviced by Salem with reliable and economic energy.

    As previously reported, a Salem NRC enforcement conference was held on July 28, 1995 related to certain violations of NRC requirements. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions at Salem. On October 16, 1995, the NRC proposed cumulative civil penalties of $600,000 related to these violations. PSE&G has advised the NRC that it will not contest the proposed penalties.

    On October 10, 1995, Enterprise received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to the current Salem shutdown. Enterprise is presently considering the matter.

New Matter
-----------

    On October 5, 1995 plant operators at Salem Unit 1 declared an alert because the overhead annunciator panels located in the control room stopped functioning. On-site facilities and the emergency news center were staffed and activated during the alert. Contractors on site at the time were asked to leave the site. The panels were declared fully operable after testing later that day, and the alert was terminated and access to the site was fully restored. PSE&G and the NRC are continuing to investigate this event. PSE&G cannot predict what action, if any, the NRC may take on this matter.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   PART II.  OTHER INFORMATION (Continued)

Item 5.  Other Information - Continued
------    -----------------------------

Form 10-K, Page 12, June 10-Q, Page 35, Paragraph 2
----------------------------------------------------
PSE&G - Nuclear Operations - Hope Creek

    On July 8, 1995, during a manual shutdown of Hope Creek in order to repair control room ventilation equipment, operators partially opened a valve for a period of time and inadvertently reduced the effectiveness of the shutdown cooling system. Although the impact of the event to plant safety was minimal, the positioning of the valve and the resulting temperature change violated plant procedures and technical specifications. On July 31, 1995, NRC staff met with plant management concerning this issue and subsequently determined to assign a special inspection team to independently evaluate this event as well as PSE&G s response to it, including PSE&G s procedures and training for operator handling of abnormal conditions. The team indicated a potential for one violation, which could involve a civil penalty. An NRC enforcement conference was held on November 6, 1995. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

New Matter
-----------
    On September 19, 1995, the NRC issued a Notice of Violation for insufficient control room manning at Hope Creek during a three minute period in June, 1992. Two Level IV violations with no civil penalty were received for this incident; one for the three minute period in which there was no senior reactor operator present, and the other for not meeting the reporting requirements for this event.

Form 10-K, Page 12, Paragraph 4
--------------------------------
PSE&G - Nuclear Operations - Peach Bottom

    PSE&G has been advised by PECO that, by letter dated October 18, 1994, the NRC has approved PECO s request to re-rate the authorized maximum reactor core power levels of both Peach Bottom units by 5% to 3,458 MW from the current limits of 3,293 MW. The amendment of the Peach Bottom 2 facility operating license was effective upon the date of the NRC approval letter and the hardware changes were completed during the fall 1994 refueling outage. The amendment of the Peach Bottom 3 facility operating license became effective when the hardware changes for Unit 3 were completed during its fall 1995 refueling outage.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   PART II.  OTHER INFORMATION (Continued)

Item 5.  Other Information - Continued
------    -----------------------------

Form 10-K, Page 12, June 10-Q, Page 35, Paragraph 3
----------------------------------------------------

PSE&G - Nuclear Operations - Peach Bottom

    PSE&G has been advised by PECO that on August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom. The NRC s findings included alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. As a result, on August 17, 1995, the NRC issued PECO a Level III violation with no civil penalty.

Form 10-K, Page 15, Paragraph 5
--------------------------------

    On April 28, 1995, the DOE published its final interpretation on the nuclear waste acceptance issues which were the subject of its May 1994 Notice of Inquiry. The DOE stated that it had no legal obligation to begin waste acceptance in 1998, in the absence of a repository or other storage facility. PSE&G's contracts with DOE call for DOE to begin accepting spent fuel from PSE&G in 1998. On September 7, 1995, PSE&G along with 24 other utilities and a combination of 48 States, State regulatory agencies and municipal power agencies, filed a lawsuit in the US District Court of Appeals for the District of Columbia Circuit against the DOE to protect its contractual rights.

Form 10-K, Page 34, Paragraph 2
-------------------------------

    EDC and Columbia Gas Transmission Company (Columbia) were parties to a long term contract for the sale by EDC of substantial volumes of natural gas at above 1991 market prices. In July 1991, Columbia filed for protection from its creditors under Chapter 11 of the bankruptcy laws. Shortly after that filing, Columbia rejected the contract with EDC and most of its other gas purchase contracts with producers, leaving EDC and nearly 2000 other gas producers as unsecured creditors in the bankruptcy proceeding. In April 1995, after extensive litigation and proceedings involving the value of Columbia's estate and the amount of each gas producer's claim, Columbia filed a Plan of

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   PART II.  OTHER INFORMATION (Continued)

Item 5.  Other Information - Concluded
------    -----------------------------

Form 10-K, Page 34, Paragraph 2 - Concluded
--------------------------------------------

Reorganization (Plan), which incudes a claim settlement among Columbia's largest creditors, including EDC. Under that settlement and subject to the confirmation of the Plan, EDC estimates it would receive approximately $35 million, before Federal income taxes. The Plan has been approved by the creditors and is currently awaiting confirmation by the Bankruptcy Court. While EDC expects that the Plan will be confirmed, there is no assurance when or if the funds will be received by EDC. No income has been recognized from this anticipated settlement.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                   PART II.  OTHER INFORMATION (Concluded)

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

(a) A listing of exhibits being filed with this document is as follows:

     Exhibit
     Number                           Document
     -------       --------------------------------------------------
    10a(17)        Letter Agreement with Alfred C. Koeppe signed
                   August 23, 1995.

    12             Computation of Ratios of Earnings to Fixed
                   Charges plus Preferred Securities Dividend
                   Requirements (Enterprise).

     12(A)         Computation of Ratios of Earnings to Fixed
                   Charges (PSE&G).

     12(B)         Computation of Ratios of Earnings to Fixed
                   Charges plus Preferred Securities Dividend
                   Requirements (PSE&G).

     27 (A)        Financial Data Schedule (Enterprise).

    27 (B)         Financial Data Schedule (PSE&G).


(b) Reports on Form 8-K.

    Registrant               Date of Report        Item Reported
   --------------          -------------------     ----------------

Enterprise and PSE&G         10/17/95            Item 5. Other
                                                 Events (Nuclear
                                                 Operations -
                                                 Salem)



Enterprise and PSE&G         10/17/95            Item 5. Other
                                                 Events (Nuclear
                                                 Operations -
                                                 Salem)

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



Date: November 14, 1995