Form 10-K
period 1995-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1996-02-23
CIK 788784, 81033

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                ON WHICH REGISTERED
---------------------------------------------- ----------------------------
Common Stock without par value                    New York Stock Exchange
                                               Philadelphia Stock Exchange

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

PART OF FORM 10-K                 DOCUMENTS INCORPORATED BY REFERENCE
-----------------                 -----------------------------------

         III Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated to be held April 16, 1996, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1996, as specified herein.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS        TITLE OF EACH CLASS           WHICH REGISTERED
 -------------------       --------------------       ------------------------
 Cumulative Preferred Stock  First and Refunding
   $100 par value Series:    Mortgage
                             Bonds Series Due:
      4.08%
      4.18%                  8 3/4%    Z   1999
      4.30%                  9 1/8%   BB   2005
      5.05%                  9 1/4%   CC   2021
      5.28%                  8 7/8%   DD   2003
      5.97%                  8 3/4%   EE   2021
      6.80%                  7 7/8%   FF   2001
      7.40%                  7 1/8%   GG   1997
      7.44%                  8 3/4%   HH   2022
      7.52%                  7 5/8%   II   2000
      7.70%                  6 7/8%   KK   1997        New York Stock Exchange
                             8 1/2%   LL   2022
                             6 7/8%   MM   2003
                             6 %      NN   1998
 Cumulative Preferred Stock  7 1/2%   OO   2023
   $25 par value Series:     6 1/2%   PP   2004
                             6 %      QQ   2000
      6.75%                  6 1/8%   RR   2002
                             7 %      SS   2024
                             7 3/8%   TT   2014
                             6 3/4%   UU   2006
                             6 3/4%   VV   2016
                             6 1/4%   WW   2007
                             8 %           2037
                             5 %           2037
 Monthly Income Preferred
   Securities
$25 par Value Series
9.375%
8.00%

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  REGISTRANT                            TITLE OF CLASS
 -------------------------------------   -------------------------------------
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
                                             ------     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.      X
                                    -----

      The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated
held by non-affiliates as of January 31, 1996 was $7,642,239,750 based upon the New York Stock
Exchange Composite Transaction closing price.

      The number of shares outstanding of Enterprise's sole class of common stock, as of the latest practicable date, was as follows:

            CLASS                          OUTSTANDING AT JANUARY 31, 1996
 -------------------------------           -------------------------------
 Common Stock, without par value                     244,697,930


      As of January 31, 1996, Public Service Electric and Gas Company had issued and outstanding
132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated (Enterprise).

                          TABLE OF CONTENTS

                                                              PAGE
                                                              ----
 Table of Contents...........................................   i
 Glossary of Terms...........................................   v
PART I
      Item  1.  Business.....................................   1
                General......................................   1
                  Enterprise.................................   1
                  PSE&G......................................   2
                Industry Issues..............................   3
                Competition..................................   3
                  Overview...................................   3
                  Electric...................................   5
                  Gas........................................   7
                Construction and Capital Requirements........   7
                Financing Activities.........................   7
                Federal Income Taxes.........................   8
                Credit Ratings...............................   8
                PSE&G........................................   9
                  Rate Matters...............................   9
                  Nuclear Performance Standard...............   9
                  Customers..................................  10
                  Integrated Resource Plan...................  12
                    Pennsylvania -- New Jersey -- Maryland
                      Interconnection........................  12
                    Power Purchases..........................  14
                    Demand Side Management...................  15
                  Electric Generating Capacity...............  16
                    Nuclear Operations.......................  17
                    Salem....................................  18
                    Hope Creek...............................  22
                    Peach Bottom.............................  24
                    Other Nuclear Matters....................  25
                    Nuclear Decommissioning..................  26
                  Electric Fuel Supply and Disposal..........  27
                    Nuclear Fuel.............................  28
                    Coal.....................................  29
                    Natural Gas..............................  30
                    Oil......................................  30
                    Nuclear Fuel Disposal....................  30

                                                              PAGE
                                                              ----
                  Low Level Radioactive Waste (LLRW).........  32
                  Gas Operations and Supply..................  33
                Employee Relations...........................  35
                Regulation...................................  35
                Environmental Controls.......................  39
                  Air Pollution Control......................  41
                  Water Pollution Control....................  44
                  Control of Hazardous Substances............  46
                  PSE&G Manufactured Gas Plant Remediation
                     Program.................................  46
                  Other Sites................................  46
                  Hazardous Substances.......................  47
                  Other Potential Liability..................  53
                Consolidated Financial Statistics of
                    Enterprise...............................  54
                Operating Statistics of PSE&G................  55
                EDHI.........................................  56
                  EDC........................................  56
                  CEA........................................  57
                  PSRC.......................................  57
                  EGDC.......................................  58
                  Capital....................................  58
                  Funding....................................  59
      Item  2.  Properties...................................  60
                  PSE&G......................................  60
                    Electric Properties......................  61
                    Gas Properties...........................  62
                  Office Buildings and Facilities............  63
      Item  3.  Legal Proceedings............................  64
      Item  4.  Submission of Matters to a Vote of Security
                  Holders....................................  66
      Item 10.  Executive Officers of the Registrants........  67
PART II
      Item  5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters................  68
      Item  6.  Selected Financial Data......................  70
                  Enterprise.................................  70
                  PSE&G......................................  70
      Item  7.  Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations............................... 71
                Enterprise...................................  71
                  Overview...................................  71
                  Competition................................  72
                  Accounting for the Effects of Regulation...  76
                  PSE&G Energy and Fuel Adjustment Clauses...  77
                                          ii

                                                              PAGE
                                                              ----
                  Accounting for Stock Compensation.........   77
                  Corporate Policy for the Use of Derivatives  78
                  Nuclear Operations........................   78
                  Results of Operations.....................   79
                  PSE&G - Earnings Available to Enterprise..   79
                  PSE&G - Revenues..........................   80
                    Electric................................   80
                    Gas.....................................   80
                  PSE&G - Expenses..........................   81
                     Fuel Expenses..........................   81
                     Other Operation Expenses...............   81
                     Maintenance Expenses...................   82
                     Depreciation and Amortization Expenses.   82
                     Federal Income Taxes...................   82
                     Interest Charges.......................   82
                     Allowance for Funds Used During
                        Construction........................   82
                     Preferred Securities...................   83
                     EDHI - Net Income......................   83
                     Dividends..............................   84
                  Liquidity and Capital Resources...........   84
                     PSE&G..................................   85
                     EDHI...................................   85
                     Long-Term Investments and Real Estate..   86
                     Construction, Investments and Other
                        Capital Requirements Forecast.......   87
                     Internal Generation of Cash from
                        Operations...........................  88
                  External Financings........................  88
                     PSE&G...................................  88
                     EDHI....................................  89
                PSE&G........................................  90
      Item  8.  Financial Statements and Supplementary Data..  91
                  Financial Statement Responsibility
                    (Enterprise).............................  91
                  Financial Statement Responsibility (PSE&G).  93
                  Independent Auditors' Report (Enterprise)..  95
                  Independent Auditors' Report (PSE&G).......  96
                  Consolidated Statements of Income
                    (Enterprise).............................  97
                  Consolidated Balance Sheets (Enterprise)...  98
                  Consolidated Statements of Cash Flows
                    (Enterprise)............................. 100
                  Consolidated Statements of Retained Earnings
                    (Enterprise)............................  101
                  Consolidated Statements of Income (PSE&G).. 102
                  Consolidated Balance Sheets (PSE&G)........ 103
                  Consolidated Statements of Cash Flows
                    (PSE&G).................................. 105
                 Consolidated Statements of Retained Earnings
                    (PSE&G).................................. 106
                 Notes to Consolidated Financial Statements
                    (Enterprise)............................. 107
                 Notes to Consolidated Financial Statements
                    (PSE&G).................................. 152


                                                             PAGE
                                                             ----
PART III
      Item  9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...... 156
      Item 10.  Directors and Executive Officers of the
                    Registrants............................... 156
                  Directors of the Registrants................ 156
                    Enterprise................................ 156
                    PSE&G..................................... 156
                Executive Officers of the Registrants......... 157
      Item 11.  Executive Compensation........................ 159
                  Enterprise.................................. 159
                  PSE&G....................................... 159
                    Summary Compensation Table................ 159
                    Option Grants in Last Fiscal Year (1995).. 161
                    Aggregated Option Exercises in Last
                      Fiscal Year and Fiscal Year-End
                      Option Values (12/31/95)................ 161
                    Employment Contracts and Arrangements..... 161
                    Compensation Committee Interlocks and
                      Insider Participation................... 162
                    Compensation of Directors and Certain
                      Business Relationships.................. 162
                    Compensation Pursuant to Pension Plans.... 162
      Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management........................... 162
                  Enterprise.................................. 162
                  PSE&G....................................... 163
      Item 13.  Certain Relationships and Related Transactions.163
                  Enterprise.................................. 163
                  PSE&G....................................... 163
 PART IV
      Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K..................... 164
   Schedule II -- Valuation and Qualifying Accounts
                     (Enterprise)............................. 166
   Schedule II -- Valuation and Qualifying Accounts (PSE&G)... 167
   Signatures    -- Public Service Enterprise Group
                      Incorporated............................ 168
   Signatures    -- Public Service Electric and Gas Company... 169
   Exhibit Index.............................................. 170
   Enterprise................................................. 170
   PSE&G...................................................... 177

                                GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

           TERM                             MEANING
 ----------------------- -----------------------------------------
 ACO....................  Administrative Consent Order
 AFDC...................  Allowance for Funds used During Construction
 Alternative Rate Plan..  New Jersey Partners in Power Plan
 AMT....................  Alternative Minimum Tax
 BCFE...................  Billion Cubic Feet Equivalent
 Bonds..................  First and Refunding Mortgage Bonds
 BPU....................  New Jersey Board of Public Utilities
 BTA....................  Best Technology Available
 BWR....................  Boiling Water Reactor
 CAA....................  Federal Clean Air Act
 Capital................  PSEG Capital Corporation
 CEA....................  Community Energy Alternatives Incorporated
 CEA USA................  CEA USA, Inc.
 CEA New Jersey.........  CEA New Jersey, Inc.
 CERCLA.................  Federal Comprehensive Environmental
                            Response, Compensation and Liability
                            Act of 1980
 Certificate of Need....  Certificate of Need under the NJNAA
 CORP...................  New Jersey Commission on Radiation Protection
 DGW....................  Discharge to Ground Water
 DOE....................  United States Department of Energy
 DRBC...................  Delaware River Basin Commission
 DRIP...................  Enterprise's Dividend Reinvestment and Stock
                            Purchase Plan
 DSM....................  Demand Side Management
 DSW....................  Discharge to Surface Water
 Eagle Point............  CEA Eagle Point, Inc.
 EBIT...................  Earnings before interest and taxes
 ECRA...................  New Jersey Environmental Cleanup
                            Responsibility Act
 EDC....................  Energy Development Corporation
 EDHI...................  Enterprise Diversified Holdings Incorporated
 EGDC...................  Enterprise Group Development Corporation
 EITF...................  FASB's Emerging Issues Task Force
 EMF....................  Electric and Magnetic Fields
 Enterprise.............  Public Service Enterprise Group Incorporated
 EPA....................  United States Environmental Protection Agency

           TERM                             MEANING
 ----------------------  ---------------------------------------------
 EPAct..................  National Energy Policy Act of 1992
 EPC....................  Eagle Point Cogeneration Faclility
 EWGs...................  Exempt Wholesale Generators
 FASB...................  Financial Accounting Standards Board
 Fault Act..............  New Jersey Public Utility Accident Fault
                            Determination Act
 FERC...................  Federal Energy Regulatory Commission
 Fuelco.................  PSE&G Fuel Corporation
 Funding................  Enterprise Capital Funding Corporation
 FWPCA..................  Federal Water Pollution Control Act
 GE.....................  General Electric
 GEMS...................  Gloucester Environmental Management
                            Services, Inc.
 Hope Creek.............  Hope Creek Nuclear Generating Station
 IPP....................  Independent Power Producers
 IRP....................  Integrated Resource Plan
 IRS....................  Internal Revenue Service
 ISO....................  Independent System Operator
 KWH....................  Kilowatthours
 LEAC...................  Electric Levelized Energy Adjustment Clause
 LGAC...................  Levelized Gas Adjustment Charge
 LLRW...................  Low Level Radioactive Waste
 LNG....................  Liquefied Natural Gas
 LPG....................  Liquid Petroleum Air Gas
 LTIP...................  Long-Term Incentive Plan
 MAAC...................  Mid-Atlantic Area Reliability Council
 MD&A...................  Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations
 MICP...................  Management Incentive Compensation Plan
 mmbtu..................  Millions of British Thermal Units
 MOA....................  Memorandum of Agreement
 Mortgage...............  First and Refunding Mortgage of PSE&G
 MTNs...................  Medium-Term Notes
 MW.....................  Megawatts
 MWH....................  Megawatthours
 NAAQS..................  National Ambient Air Quality Standards
 NEIL...................  Nuclear Electric Insurance Limited
 NJAPCC.................  New Jersey Air Pollution Control Code
 NJDEP..................  New Jersey Department of Environmental
                            Protection
 NJGRT..................  New Jersey Gross Receipts and Franchise Tax
 NJNAA..................  New Jersey Need Assessment Act
                            vi

           TERM                             MEANING
 ----------------------- ---------------------------------------------
 NJPDES.................  New Jersey Pollution Discharge Elimination
                            System
 NJWPCA.................  New Jersey Water Pollution Control Act
 NML....................  Nuclear Mutual Limited
 NOC....................  Nuclear Oversight Committee
 NOPR...................  Notice of Proposed Rulemaking
 NOV....................  Notice of Violation
 NOx....................  Nitrogen Oxides
 NPDES..................  National Pollutant Discharge Elimination
                            System
 NPS....................  The BPU's nuclear performance standard established for nuclear generating stations
                            owned by New Jersey electric utilities
 NRC....................  Nuclear Regulatory Commission
 NUGs...................  Nonutility Generators
 NWPA...................  Nuclear Waste Policy Act of 1982, as amended
 OAL....................  Office of Administrative Law of the State of
                            New Jersey
 OPEB...................  Other Postretirement Benefits
 OTAG...................  Ozone Transport Assessment Group
 Partnership............  Public Service Electric and Gas Capital, L.P.
 Peach Bottom...........  Peach Bottom Atomic Power Station,
                            Units 2 and 3
 PECO...................  PECO Energy Inc.
 PJM....................  Pennsylvania -- New Jersey -- Maryland
                            Interconnection
 PJP....................  PJP Landfill in Jersey City, New Jersey
 POTW...................  Publicly Owned Treatment Works
 PPUC...................  Pennsylvania Public Utility Commission
 Price Anderson.........  Price-Anderson liability provisions of the
                            Atomic Energy Act of 1954, as amended
 PRAP...................  Proposed Remedial Action Plan
 PRPs...................  Potentially Responsible Parties
 PSE&G..................  Public Service Electric and Gas Company
 PSCRC..................  Public Service Conservation Resources
                            Corporation
 PSRC...................  Public Service Resources Corporation
 PUHCA..................  Public Utility Holding Company Act of 1935
 PURPA..................  Public Utility Regulatory Policies
                            Act of 1978
 PWR....................  Pressurized Water Reactor
 QFs....................  Qualifying Facilities
 RAC....................  Remediation Adjustment Charge
 RACT...................  Reasonable Available Control Technologies
 RAR....................  Revenue Agent's Report
 RCRA...................  Federal Resource Conservation and Recovery
                            Act of 1976
                                     vii

           TERM                             MEANING
 ----------------------- ---------------------------------------------
 Remediation Program....  PSE&G Gas Plant Remediation Program
 RI.....................  Remedial Investigation
 RI/FS..................  Remedial Investigation and Feasibility Study
 RIPW...................  Remedial Investigation Work Plan
 ROD....................  Record of Decision
 Salem..................  Salem Nuclear Generating Station,
                            Units 1 and 2
 SALP...................  Systematic Assessment of Licensee Performance
 SEC....................  Securities and Exchange Commission
 SFAS 71................  Statement of Financial Accounting Standards
                            No. 71, "Accounting for the Effects of
                            Certain Types of Regulation"
 SFAS 106...............  Statement of Financial Accounting Standards
                            No. 106, "Employers' Accounting for
                            Postretirement Benefits Other than
                            Pensions"
 SFAS 107...............  Statement of Financial Accounting Standards
                            No. 107, "Disclosures About Fair Value of
                            Financial Instruments"
 SFAS 109...............  Statement of Financial Accounting Standards
                            No. 109, "Accounting for Income Taxes"
 SFAS 121...............  Statement of Financial Accounting Standards
                            No. 121, "Accounting for the Impairment of
                            Long-Lived Assets"
 SFAS 123...............  Statement of Financial Accounting Standards
                            No. 123, "Accounting for Stock Based
                            Compensation"
 SIU....................  Significant Industrial Users
 SNG Plant..............  Synthetic Natural Gas Plant
 Spill Act..............  New Jersey Spill Compensation and Control Act
 SPPP...................  Stormwater Pollution Prevention Plans
 USDOT..................  United States Department of Transportation
 USEC...................  United States Enrichment Corporation
 USEP...................  U.S. Energy Partners
 Ventures...............  Enterprise Ventures & Services
 VOC....................  Volatile Organic Compound


                                      PART I

ITEM 1. BUSINESS

General

  Enterprise

       Public Service Enterprise Group Incorporated (Enterprise), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07101, is a public utility holding company that neither owns nor operates any physical properties. Enterprise has two direct wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey. Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof which relates to the acquisition of voting securities of an electric or gas utility company. PSE&G is subject to direct regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission
(FERC).  EDHI is the parent of Enterprise's nonutility businesses:
Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer and operator of cogeneration and independent power production facilities; Public Service Resources Corporation (PSRC), which makes primarily passive investments; Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business; PSEG Capital Corporation (Capital), which provides debt financing on the basis of a minimum net worth maintenance agreement from Enterprise; and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing on the basis of the consolidated financial position of EDHI without direct support from Enterprise. As of December 31, 1995 and 1994, PSE&G comprised 85% of Enterprise's assets. PSE&G's 1995, 1994 and 1993 revenues were 93% of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 88%, 91% and 96%, respectively, of Enterprise's net income. Production of electricity and electric and gas distribution will continue as the principal business of Enterprise for the foreseeable future. Enterprise has announced that it intends to divest EDC in 1996. See EDHI - EDC and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     Financial information with respect to business segments of PSE&G and Enterprise is set forth in Note 15 -- Financial Information by Business Segments of Notes to Consolidated Financial Statements
(Notes).

  PSE&G

     PSE&G, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101, is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5,500,000 persons, about 70% of the State's population, reside. (See General -- Enterprise.)

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

Industry Issues

     Enterprise and PSE&G are affected by many issues that are common to the electric and gas industries, such as: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace, sales retention and growth potential in a mature service territory and a need to contain costs (see Competition, Regulation and MD&A - Competition); ability to operate nuclear plants in a cost effective way (see PSE&G - Nuclear Operations); ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded assets, and other necessary regulatory approvals (see PSE&G -- Rate Matters; Regulation and Item 7. MD&A - Competition); costs of construction (see Construction and Capital Requirements); operating restrictions, increased costs and construction delays attributable to environmental regulations (see Environmental Controls); controversies regarding electric and magnetic fields (EMF) (see Environmental Controls); nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel (see Electric Fuel Supply and Disposal); and credit market concerns with these issues.

Competition

  Overview

     The energy utility industry is in transition. Changes in Federal and state law and regulation are encouraging new entrants to the traditional markets of electric and gas utilities. New technologies are creating opportunities for new energy services. Customers, more aware and sophisticated about their choices and dissatisfied with prices and the often limited range of options available from the local utility, are increasingly turning elsewhere for energy supplies and services.
As a consequence of competition, the traditional utility structure -- consisting of a vertically integrated system and functioning as a natural monopoly -- is being dramatically altered. Further, PSE&G's ability to meet competition and change prices to meet customer's needs is impacted by state regulation, including the historic utility mandate to serve all customers. (See MD&A -- Competition.) For a discussion of PSE&G's alternative plan of rate regulation, "New Jersey Partners in Power" (Alternative Rate Plan) as a response to these demands, see MD&A and Note 2 -- Rate Matters of Notes.

     Non health and safety related Federal energy laws and regulations are designed to make more efficient use of all energy, introduce price competition, encourage the use of nonconventional energy sources and limit oil imports by increasing production of domestic energy resources. Among other things, these actions (1) encourage development of alternative energy generation, (2) require wheeling of power for wholesale transactions, (3) require state regulatory authorities to consider certain standards on rate design and certain other utility practices, (4) encourage conservation of energy through certain financial incentives, including incentives by individual utilities to customers to help them to conserve energy and (5) deregulate prices on natural gas.

     Also, Federal and State laws designed to reduce air and water pollution and control hazardous substances have had the effect of increasing the costs of operation and replacement of existing utility plants and other facilities. (See Environmental Controls.)

     Competition from nonutility generators (NUGs), such as cogenerators, independent power producers (IPP) and exempt wholesale generators (EWGs), as permitted by the Public Utility Regulatory Policies Act of 1978 (PURPA) and the National Energy Policy Act of 1992 (EPAct), continues to impact PSE&G. As a result of changes brought about by EPAct, along with proposals in some states to authorize retail wheeling, discussed below, electric customers and suppliers, including PSE&G and its customers, have increased opportunities for purchase and sale of electricity from and to sellers and buyers outside of traditional franchised territories. Retention of existing customers and potential sales growth will depend upon the ability of PSE&G to contain costs, meet customer expectations and respond to changing economic conditions and energy regulation. As a result of such competitive forces, Enterprise Ventures & Services Corporation (Ventures) has been established as a subsidiary of PSE&G to develop and market new energy-related products and services beyond traditional geographic and/or industry boundaries. Competition may also adversely impact upon the economics of certain regulatory-created incentives, such as Demand Side Management (DSM) and conservation. For additional information, including a discussion of the potential effects of competition upon rates, cost recovery and assets, see MD&A -- Competition. For information relating to the Alternative Rate Plan see MD&A and Note 1--Organization and Summary of Significant Accounting Policies, Note 2--Rate Matters and Note 5--Deferred Items of Notes.

  Electric

     In the electric utility industry, competitive pressures began with the enactment of PURPA. This law, together with subsequent changes in Federal regulation, has increasingly opened the electric utility industry to competition. PURPA created a class of generating facilities exempt from Federal and State public utility regulation -- cogeneration and small power producers known as "qualifying facilities"
(QFs) -- and created an instant market for them by requiring regulated utilities to purchase their excess power production. EPAct, by facilitating the development of the wholesale power market, has led to even stronger competition. The increasing competitiveness of the electric wholesale markets, along with consideration of retail wheeling or "direct retail access" within utility franchise areas in several states, has brought to the forefront the issue of potential stranded costs within the electric utility industry (see MD&A - Competition).

     EPAct provides FERC with increased authority to order "wheeling" of wholesale, but not retail, electric power on the transmission systems of electric utilities, provided that certain requirements are met. In order to facilitate the transition to increased competition in wholesale power markets made possible by EPAct, in March 1995, FERC issued a Notice of Proposed Rulemaking (NOPR) which, if adopted, would require electric utilities, including PSE&G, to provide open access to the interstate transmission network pursuant to non-discriminatory tariffs available to all wholesale sellers and buyers of electric energy. Utilities would be required to offer transmission to eligible customers comparable to the service they provide themselves and to take service under the tariffs for their own wholesale sales and purchases. Further, transmission and ancillary service components would be unbundled and, when buying or selling power, utilities would have to rely on the same network for transmission system information as their customers.

     The NOPR states FERC's general principle that utilities should be entitled to full recovery of legitimate and verifiable stranded costs at the Federal and State levels and reiterates its prior proposal that such costs be directly assigned to departing customers. The NOPR further provides that stranded costs due to retail wheeling are a state matter, while stranded costs due to wholesale wheeling, municipalization or a change from retail to wholesale customer class are within FERC's jurisdiction. PSE&G cannot predict the impact of any regulations that may be adopted. See MD&A -- Competition. For discussion of the Pennsylvania, New Jersey and Maryland Interconnection
(PJM) proposal in response to the FERC NOPR, see Pennsylvania--New Jersey--Maryland Interconnection. For a discussion of PSE&G's actions and comments related to the potential environmental impact of the NOPR, see Environmental Controls - Air Pollution Control.

     EPAct also amended PUHCA to create a new category of generation owners known as EWGs, which are not subject to PUHCA regulation. EPAct permits both independent companies and utility affiliates to participate in the development of EWG projects regardless of the location and ownership of other generating resources. The transmission access provisions apply to wholesale, but not retail, "wheeling" of power, subject to FERC review. See PSE&G -- Integrated Resource Plan, Construction and Capital Requirements, Financing Activities and PSE&G -- Customers. For information concerning the activities of CEA, which is an owner-developer of QFs and EWGs, see EDHI -- CEA.

     Another key factor in determining how competition will affect PSE&G's electric business is the extent to which New Jersey public utility regulation may be modified to be reflective of these new competitive realities. The BPU presented the first phase of the New Jersey Energy Master Plan to Governor Whitman on March 8, 1995. This Phase I Plan acknowledged the need for regulatory flexibility as competition unfolds and called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as New Jersey Gross Receipts and Franchise Tax (NJGRT) which is currently assessed only on utility retail energy sales. On July 20, 1995, Governor Whitman signed into law legislation which provides utilities the flexibility to propose alternative regulatory pricing and to offer negotiated off-tariff agreements (See PSE&G - Customers). On January 16, 1996, PSE&G filed a petition with the BPU for its Alternative Rate Plan designed to fulfill the objectives of this new regulatory reform legislation. This Alternative Rate Plan represents a regulatory transition designed to provide PSE&G with the mechanisms and incentives to compete more effectively on several fronts, including the ability to develop revenue from non-regulated products and services, accelerate or modify depreciation schedules to help mitigate any potential stranded asset issue and more aggressively manage costs. For more information regarding the Alternative Rate Plan see MD&A and Note 1 -- Organization and Summary of Significant Accounting Policies, Note 2 -- Rate Matters and Note 5 -- Deferred Items of Notes.

     On June 1, 1995, the BPU issued its Order initiating a formal Phase II proceeding to the New Jersey Energy Master Plan. This proceeding is intended to investigate and consider the future long term structure of the electric power industry in New Jersey. The proceeding will address wholesale and retail competition, ownership of generation, transmission and distribution facilities, operation of the transmission system and stranded investments. A Phase II report proposing policy restructuring is expected by March 1996. PSE&G cannot predict what impact, if any, the Phase II report will have.

  Gas

     Over the last decade the natural gas industry has experienced a dramatic transformation as several FERC initiatives have subjected the industry to competitive market forces. On the interstate level, the pipeline suppliers that serve PSE&G have unbundled gas supply and service and now offer transportation services that move gas purchased from numerous natural gas producers and marketers to PSE&G's service territory.

     This unbundling effort has moved to the local level and, in late 1994, the BPU approved unbundled transport tariffs for PSE&G. These tariffs allow any non-residential customer, regardless of size, to purchase its own gas, transport it to PSE&G and require PSE&G to deliver such gas to the customer's facility. To date, over 5,000 commercial and industrial customers out of a potential of 180,000 customers have decided to utilize this service. It is expected that this number will continue to grow as marketers become more active in New Jersey and encourage customers to convert from sales service. The transportation rate schedules produce the same non-fuel revenue per therm as existing sales service rate schedules. Thus, PSE&G's earnings are unaffected whether the customers remain on sales service or convert to transportation service. See Gas Operations and Supply. In meeting the challenges and opportunities presented by this unbundling of gas supply and service, Enterprise initiated a gas marketing company, U.S. Energy Partners (USEP). For more information see EDHI - PSRC.


Construction and Capital Requirements

     For information concerning investments, construction and capital requirements see MD&A, Note 6 -- Schedule of Consolidated Debt, Note 7 -- Long-Term Investments and Note 12 -- Commitments and Contingent Liabilities -- Construction and Fuel Supplies of Notes.

Financing Activities

     For a discussion of issuance, book value and market value of Enterprise's Common Stock and external financing activities of Enterprise, PSE&G and EDHI for the year 1995, see MD&A -- Liquidity and Capital Resources and Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     For a discussion of Capital and Funding, see EDHI -- Capital and EDHI - Funding. For further discussion of long-term debt and short-term debt, see Note 6 -- Schedule of Consolidated Debt of Notes.

Federal Income Taxes

     For information regarding Federal income taxes, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 2 -- Rate Matters and Note 10 -- Federal Income Taxes of Notes.

Credit Ratings

     The current ratings of securities of Enterprise's subsidiaries set forth below reflect the respective views of the rating agency furnishing the same, from whom an explanation of the significance of such ratings may be obtained. There is no assurance that such ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by such rating agencies, if, in their respective judgments, circumstances so warrant. Any such downward revision or withdrawal of any of such ratings may have an adverse effect on the market price of Enterprise's Common Stock and PSE&G's securities and serve to increase the cost of capital of PSE&G and EDHI.

                                   STANDARD       DUFF
PSE&G                  MOODY'S     & POOR'S     & PHELPS    FITCH
-----                  -------     --------     --------    -----
 Mortgage Bonds............ A3      A-           A         A-
 Debenture Bonds........... Baa1    BBB+         A-        BBB+
 Preferred Stock........... Baa1    BBB+         A-        BBB+
 Commercial Paper.......... P2      A2           Duff 1
 Fuelco: Commercial Paper.. P2      A2           Duff 1

     As a component of the ratings noted above, each rating agency issues its opinion of the credit trend or outlook for the entity being rated. For PSE&G, each of the four rating agencies currently evaluate that outlook as stable.

EDHI
----
 Capital: Senior Debt.........   Baa2        BBB          BBB+
 Funding: Commercial Paper(A).   P1          A1+          Duff 1+

(A) Supported by commercial bank letter of credit (see MD&A --
Liquidity and Capital Resources and Note 6-- Schedule of Consolidated Debt -- Short-Term of Notes.)

PSE&G

  Rate Matters

     For information concerning PSE&G's Alternative Rate Plan, rate matters, and environmental remediation and fuel adjustment clauses see
Note 1 -- Organization and Summary of Significant Accounting Policies and Note 2 -- Rate Matters of Notes. For information concerning PSE&G's Under (Over) recovered Electric Energy and Gas Fuel Costs, see
Note 5 -- Deferred Items of Notes.

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


NUCLEAR UNITS                                  1995     1994    1993
--------------                                 ----     ----    ----
 Capacity Factors:
  Salem 1.....................................   26%     59%     60%
  Salem 2.....................................   21      58      57
  Hope Creek..................................   76      77      95
  Peach Bottom 2..............................   96      80      84
  Peach Bottom 3..............................   78      98      70
  Aggregate capacity factor of nuclear units..   62      74      77


     For information concerning the NPS, see Nuclear Operations and
Note 12 -- Commitments and Contingent Liabilities of Notes.

  Customers

     As of December 31, 1995, PSE&G provided service to approximately 1,900,000 electric customers and 1,500,000 gas customers. PSE&G is not dependent on a single customer or a few customers for its electric or gas sales. For the year ended December 31, 1995, PSE&G's operating revenues aggregated $5.7 billion, of which 70% was from its electric operations and 30% from its gas operations. PSE&G's business is seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes.

These revenues were derived as follows:

                                                     Revenues
                                                ------------------
                                                Electric      Gas
                                                ---------   ------
                                               (Millions of Dollars)
 Residential................................   $1,275     $  823
 Commercial.................................    1,854        501
 Industrial.................................      705        275
 Transportation Service - Gas...............      --          54
 Other......................................      187         33
                                                ------     ------
    Total...................................   $4,021     $1,686
                                                ======     ======

     Customers of PSE&G, as well as those of other New Jersey electric and gas utilities, pay the NJGRT which, in effect, adds approximately 13% to their bills. The NJGRT is a unit tax based on electric kilowatthour and gas therm sales. This tax differential provides an incentive to large-volume electric and gas customers to seek to obtain their energy supplies from nonutility sources not subject to NJGRT.
To the extent PSE&G experiences a loss of customers seeking to avoid this cost, it could result in a significant decrease in PSE&G's revenues and earnings.

     On November 17, 1995, the BPU issued an order approving a Stipulation regarding PSE&G's proposed Experimental Hourly Energy Pricing Tariff and the first service agreement thereunder with its second largest customer. Under the agreement, the tariff will result in a bill reduction for the customer of approximately $7 million or about 27%. This reduction in revenues will be partially offset by a decrease of $1.25 million in PSE&G's NJGRT liability. Under the agreement between the customer and PSE&G, the customer will forego an opportunity to relocate to another state and remain a PSE&G customer for ten years. On January 2, 1996, an appeal seeking to overturn the BPU's November 17, 1995 Decision and Order was filed by a third party in the Appellate Division of the Superior Court of New Jersey. PSE&G cannot predict the outcome of this matter.

     PSE&G has signed each of its three existing wholesale electric customers, aggregating 40 mw of load, to 5-year full service agreements with mid-term extension options. In addition, under the terms of a previously negotiated 10-year wholesale power transaction, PSE&G receives $12.5 million in annual revenues from an out of state electric cooperative. For further information on the impact of competition on PSE&G's customer and revenue base - See Competition and MD&A - Competition.

  Integrated Resource Plan

     PSE&G's construction program focuses on upgrading electric and gas transmission and distribution systems and constructing new transmission and distribution facilities to serve new load.

     Pursuant to its Integrated Resource Plan (IRP), PSE&G periodically reevaluates its forecasted customer load and peak growth and the sources of electric generating capacity and DSM to meet such projected growth (see Demand Side Management below). The IRP takes into account assumptions concerning future customer demand, future cost trends, especially fuel and purchased power expenses, the effectiveness of conservation and load management activities, the long-term condition of and projected additions to PSE&G's plants and capacity available from other electric utilities and nonutility suppliers. PSE&G's IRP consists principally of plant additions, power purchases through PJM and from NUGs and DSM.

     Pennsylvania -- New Jersey -- Maryland Interconnection

     PSE&G is a member of the PJM which integrates the bulk power generation and transmission supply operations of 11 utilities in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and, in turn, is interconnected with other major electric utility companies in the northeastern part of the United States. The PJM is operated as one system and provides for the purchase and sale of power among members on the basis of reliability of service and operating economy. As a result, the most economical mix of generating capability available is used to meet PJM daily load requirements. PSE&G's output, as shown under Electric Fuel Supply and Disposal, reflects significant amounts of purchased power because at times it is more economical for PSE&G to purchase power from PJM and others than to produce it. As of December 31, 1995, the aggregate installed generating capacity of the PJM companies was 56,098 megawatts (MW).
The all time record peak one-hour demand experienced by the PJM power pool was 48,524 MW which occurred on August 2, 1995. The 1995 peak was 2,532 MW higher than the record-setting 1994 summer peak of 45,992 MW which occurred on July 8, 1994. PSE&G's capacity obligations to the PJM system vary from year to year due to changes in system characteristics. PSE&G expects to have sufficient installed capacity to meet its obligations during the 1996-2000 period.

     PJM has developed a comprehensive proposal intended to meet or exceed the goals expressed by FERC in its open access NOPR, including a number of innovations that were designed to harmonize the requirements of the NOPR with the benefits of power pooling. In this proposal, PJM intends to satisfy the NOPR's goals by building upon the foundation of PJM's power pooling operations. The member companies of PJM intend to file this proposal with FERC by May 1996 and implement a restructured pool by year-end 1996.

     Under this proposal, the current members of PJM and other load-serving entities in the PJM control area will purchase regional "network" transmission rights that are intended to enable them to reliably and economically integrate generation and load. For deliveries to retail customers, this service will remain part of the bundled rates for retail electric service, subject to state jurisdiction, but with terms and conditions comparable to the service provided for wholesale users. Because this service will cover all deliveries to loads located in the pool, generators selling power to serve pool load will not have to purchase transmission service independently. This is intended to create a regional wholesale power market in which all sellers and buyers operate on a level playing field.

     Under the proposal, transmission service will be provided under a regional point-to-point transmission service tariff. This tariff will apply a uniform ratemaking methodology to all wholesale transactions involving deliveries outside the pool, including off-system sales by the current members of PJM and other load-serving entities in the pool. Accordingly, all transmission service associated with sales outside the pool will be provided on a comparable basis.

     In order to meet the requirements to functionally unbundle transmission, PJM has proposed to reorganize into an independent System Operator (ISO) with responsibility for operating the bulk power system, administering the regional transmission service tariffs and managing the pool's competitive energy market. The ISO will be governed by a Board of Directors that is not controlled by the transmission-owning members of PJM or their affiliates, and its responsibilities will be set forth in contracts filed with the FERC. The ISO will contract with the various pool participants to supply control area services, administer the transmission service tariffs and be responsible for maintaining the reliable operation of the system throughout each day.

     One of the key elements of PJM's restructuring proposal is the creation of an expanded regional market for energy transactions. PJM will replace the existing system of cost-based centralized dispatch with an expanded, hourly bid/price pool in which all sellers will be able to bid their energy into the pool and all load-serving entities will be able to buy energy from the pool. The energy market will "clear" in each hour at the highest bid price for energy that must be dispatched to serve load.

     Further, under the proposal, PJM will retain most of the existing pool procedures for ensuring reliable electric service, but will create new contractual mechanisms to ensure participation by all entities responsible for serving load in decisions affecting reliability. Each load-serving entity that chooses to operate in the PJM control area will be required to execute an agreement to maintain adequate generation reserves and to share those reserves on a reciprocal basis. PJM will establish an enhanced regional planning process, under the supervision of the ISO, to meet Mid-Atlantic Area Reliability Council
(MAAC) reliability requirements applicable to both generation and transmission. In short, all load-serving entities in the pool will be subject to the same reliability standards and will participate in decisions relating to the establishment of regional reliability requirements.

     Power Purchases

     A component of PSE&G's IRP consists of expected capacity additions from NUGs. These additions are projected to aggregate 46 MW and are scheduled for service by 1998. NUG projects are expected to comprise approximately 6.5% of energy resources by 2004. This availability of NUG generation will reduce the need for PSE&G to build or acquire additional generation.

     PSE&G is also a party to the MAAC which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to reliability of the bulk electric supply systems in the Mid-Atlantic area.

     PSE&G expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with outages of equipment, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its system.

     Demand Side Management

     Integrated resource planning brings together demand-side and supply-side strategies. In order to encourage DSM, the BPU adopted rules in 1991 providing special incentives to encourage utilities to offer these load management conservation services. The rules are designed to place DSM on an equal regulatory footing with supply side or energy production investments. Both EPAct and Phase I of the Energy Master Plan call for conservation to play a significant role in meeting New Jersey's energy needs over the coming decade. PSE&G's DSM Plan has been approved by the BPU. The IRP calls for PSE&G to utilize conservation and DSM to meet most of the incremental resource needs for the next decade (see Competition).

     PSE&G's DSM Plan is designed to encourage investment in energy-saving DSM activities in New Jersey. These activities involve new techniques and technologies, such as high-efficiency lighting and motors, that help reduce customer demand for energy. The DSM Plan consists of two major program areas for both electric and gas: (1) a core program which includes many specialized programs such as energy audits, seal-ups and rebates for high efficiency heating and cooling equipment; and (2) a standard offer program which is performance based and provides payment for measurable energy savings resulting from the installation of qualified measures that improve the energy efficiency of end-uses. PSE&G's most recent IRP includes a demand forecast average compound annual rate of growth through the year 2004 of electric system peak demand of 1.3%. PSE&G's IRP projects 597 MW of passive DSM and 815 MW of active DSM by the year 2004.

     PSE&G has established a wholly owned subsidiary, Public Service Conservation Resources Corporation (PSCRC), to offer DSM services. PSCRC has its principal office at 9 Campus Drive, Parsippany, N.J. 07054. PSCRC finances, markets and develops energy conservation projects, mostly within the PSE&G service territory. At December 31, 1995, its assets totaled $110 million, of which $88.2 million were project assets and work in progress.

  Electric Generating Capacity

     The following table sets forth certain information as to PSE&G's installed generating capacity as of December 31, 1995:

                                             INSTALLED
 SOURCE                                     CAPACITY(MW)     PERCENTAGE
---------------                             ------------     ----------
 Conventional Steam Electric
   Oil-fired(a).............................   1,723             17
   Coal-fired New Jersey(b).................   1,242             12
   Coal-fired Pennsylvania (mine mouth)(c)..     770              7
 Combustion Turbine(d)......................   2,724             26
 Combined Cycle.............................     890              9
 Diesel(c)..................................       5             --
 Nuclear(c)
   New Jersey...............................   1,921             18
   Pennsylvania.............................     930              9
 Pumped Storage(c)(d).......................     195              2
                                              ------           ----
        Total(e).........................     10,400            100
                                              ======           ====
(a)  Units with aggregate capacity of 836 MW can also burn gas.
(b)  Can also burn gas.
(c)  PSE&G share of jointly owned facilities.
(d)  Primarily used for peaking purposes.
(e)  Excludes 664 MW of nonutility generation and temporary capacity sales of 200 MW to General Public Utilities Corporation.


     For additional information, see Item 2. Properties -- PSE&G -- Electric Properties.

     The capacity available at any time may be less than the installed capacity because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements or unforeseen circumstances.

     The maximum one-hour demand (peak load) which PSE&G experienced in 1995 was 9,467 MW, an all time record which occurred on August 2, 1995, when the day's output was 182,404 Megawatthours (MWH) of electricity. (For information concerning sales, output and capacity factors, see Operating Statistics.) The peak load in 1994 was 9,001 MW which occurred on June 15, 1994, when the day's output was 172,362 MWH of electricity.

  Nuclear Operations

     Operation of nuclear generating units involves continuous close regulation by the Nuclear Regulatory Commission (NRC). Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements and continuous demonstrations to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For information concerning the performance of the nuclear units, see Nuclear Performance Standard and Note 12 -- Commitments and Contingent Liabilities of Notes.

     The scheduled 1996, 1997, and 1998 refueling outages, each estimated at eight to ten weeks duration, for PSE&G's five licensed nuclear units are expected to commence in the following months:

                                        REFUELING OUTAGES
                       --------------------------------------------
                          1996             1997             1998
                      -------------    -------------   -------------
   Salem 1..........      --               --                --
   Salem 2..........      --               --             February
   Hope Creek.......      --             April            October
   Peach Bottom 2...    September          --             September
   Peach Bottom 3...      --             September           --


     Salem

     Salem Generating Station consists of two 1100 MW pressurized water nuclear reactors (PWR) located in southern New Jersey on the Delaware River. PSE&G owns 42.59% of the Salem units and operates them on behalf of itself and three other owners: PECO - 42.59%: Atlantic Electric Company - 7.41%; and Delmarva Power and Light Company - 7.41%. As of January 31, 1996, PSE&G's net book value for Salem nuclear production units is approximately $285 million for Salem 1, $250 million for Salem 2 and $93 million in common plant between the two units. Each Salem unit represents approximately 4% of PSE&G's installed electric generating capacity and approximately 2% of its total assets.

     Salem 1 and 2 have been out of service since May 16, 1995 and June 7, 1995, respectively. Since that time, PSE&G has been engaged in a thorough assessment of each unit to identify and complete the work necessary to achieve safe, sustained, reliable and economic operation. PSE&G has stated that it will keep each unit off line until it is satisfied that the unit is ready to return to service and to operate reliably over the long term and the NRC has agreed that the unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments of PSE&G.

     On December 11, 1995, PSE&G presented its restart plan for both units to the NRC at a public meeting. On February 13, 1996, the NRC staff issued a letter to PSE&G indicating that it had concluded that PSE&G's overall restart plan, if implemented effectively, should adequately address the numerous Salem issues to support a safe plant restart, and describing further actions the NRC will undertake to confirm that PSE&G's actions have resulted in the necessary performance improvements to support safe plant restart.

     As a part of PSE&G's comprehensive review, an extensive examination is being performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Within the industry, certain PWRs other than Salem have experienced cracking in a sufficient number of the steam generator tubes to require various modifications to these tubes and replacement of the steam generators in some cases. Until the current outage, regular periodic inspections of the steam generators for each Salem unit have resulted in repairs of a small number of tubes well within NRC limits. As a result of the experience of other utilities with cracking in steam generator tubes, in April 1995 the NRC issued a generic letter to all utilities with pressurized water reactors. This generic letter requested utilities with pressurized water reactors to conduct steam generator examinations with more sensitive inspection devices capable of detecting evidence of degradation. Subsequently, PSE&G conducted steam generator inspections of the Salem units using the latest technology available, including a new, more sensitive, eddy current testing device.

     With respect to Salem 1, the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections in February 1996 using this new technology show indications of degradation in a significant number of tubes. The inspections are continuing and PSE&G has decided to remove several tubes for laboratory examination to confirm the results of the inspections. Removal of the tubes should be completed in March and preliminary results of the state of the Salem 1 tubes from the subsequent laboratory examinations should be known in April. However, based on the results of inspections to date, PSE&G has concluded that the Salem 1 outage, which was expected to be completed in the second quarter of 1996, will be required to be extended for a substantial additional period to evaluate the state of the steam generators and to subsequently determine an appropriate course of action. Degradation of steam generators in PWRs has become of increasing concern for the nuclear industry. Nationally and internationally, utilities have undertaken actions to repair or replace steam generators. In the extreme, degradation of steam generators has contributed to the retirement of several American nuclear power reactors. After the Salem 1 tubes are fully examined, PSE&G will be able to evaluate its course of action in light of NRC and other industry requirements.

     The examination of the Salem 2 steam generators was completed in January 1996 using the same testing device used in Salem 1. The results of the Salem 2 inspection are being reviewed again to confirm their results in light of the experience with Salem 1. Although this review has not yet been completed, results to date appear to confirm that the condition of the Salem 2 steam generators is well within current repair limits at the present time. PSE&G will also remove tubes from the Salem 2 steam generators for laboratory analysis to further confirm the results of this testing.

     PSE&G had planned to return Salem 1 to service in the second quarter of 1996 and Salem 2 in the third quarter of 1996. As a result of the extent of the recently discovered degradation in the Salem 1 steam generators, PSE&G is focusing its efforts on the return of Salem 2 to service in the third quarter. The conduct of the additional steam generator inspections and testing on Salem 2 is not expected to adversely affect the timing of its restart. However, the timing of the restart is subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC as well as to the normal uncertainties associated with such a substantial review and improvement of the systems of a large nuclear unit, so that no assurance can be given that the projected return date will be met.

     PSE&G's share of additional operating and maintenance expenses associated with Salem restart activities in 1995 was $16 million, and capital was $1.9 million. PSE&G's share of total operating and maintenance expenses for both Salem units for the year was $111 million and capital costs were $50.8 million. For 1996, PSE&G does not presently expect its share of operating and maintenance expenses or capital costs for Salem station to exceed 1995 amounts; however this could change as a result of the steam generator inspection results referred to above. The outage of a Salem unit causes PSE&G to incur replacement power costs of approximately $4 to $6 million per month. Such amounts vary, however, depending on the availability of other generation, the cost of purchased energy and other factors, including modifications to maintenance schedules of other units.

     PSE&G's 1995 aggregate capacity factor for its five nuclear units was 62%, below the 65% minimum annual standard established by the BPU (see Nuclear Performance Standard), resulting in a penalty of approximately $3.5 million. Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the return of Hope Creek to service in early March, the return of Salem 2 in the third quarter, and the continued outage of Salem 1 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 57%, which would result in a penalty ranging from $11 to $12 million. For a discussion of the proposed elimination of the NPS under the proposed Alternate Rate Plan, see Note 2 -- Rate Matters of Notes.

     An NRC enforcement conference was held on July 28, 1995 related to certain violations of NRC requirements at Salem. The violations included valves that were incorrectly positioned following a plant modification in May 1993, non-conservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root cause determination of events, leading to insufficient corrective actions. On October 16, 1995, the NRC imposed cumulative civil penalties of $600,000 related to these violations. PSE&G did not contest the penalties.

     On January 3, 1995, the NRC provided PSE&G with its latest Systematic Assessment of Licensee Performance (SALP) report on Salem for the period between June 20, 1993 and November 5, 1994. SALP is a process pursuant to which the NRC periodically reviews the performance of nuclear power plant operations. SALP reports rate licensee performance in four assessment areas: Operations, Maintenance, Engineering and Plant Support (the Plant Support area includes security, emergency preparedness, radiological controls, fire protection, chemistry and housekeeping). Ratings range from a high of "1" to a low of "3" for each assessment area. Salem received a rating of "3" in the Operations and Maintenance areas, a rating of "2" in Engineering, and a rating of "1" in the Plant Support area. The NRC noted an overall decline in performance and evidenced particular concern with plant and operator challenges caused by repetitive equipment problems and personnel errors. The NRC also noted that although PSE&G has initiated several comprehensive actions within the past year to improve plant performance, and some recent incremental gains have been made, these efforts have yet to noticeably change overall performance at Salem.

     On March 21, 1995, representatives of the NRC Staff met with the Boards of Directors of Enterprise and PSE&G to reiterate the previously expressed concerns with regard to Salem's operations. The NRC staff acknowledged that PSE&G had made efforts to improve Salem's operations, including making senior management changes, but indicated that demonstrated sustained results have not yet been achieved.

     PSE&G's own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations, indicate that additional efforts are required to further improve operating performance, as reflected in the restart plans referred to above. PSE&G is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will continue to maintain a close watch on Salem's restart activities and subsequent operational performance. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

     For certain litigation and potential claims relating to Salem, see
Item 3. Legal Proceedings and Note 12 -- Commitments and Contingent Liabilities of Notes.

     Hope Creek

     An outage at Hope Creek causes PSE&G to incur replacement energy costs of approximately $10 to $16 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     Hope Creek is currently undergoing a refueling and maintenance outage which commenced November 11, 1995. Replacement power costs incurred during the outage are expected to be approximately $10 million per month. Hope Creek is presently scheduled to return to service in early March 1996.

     As a result of an internal allegation report, PSE&G submitted a Licensee Event Report to the NRC on October 14, 1994 which stated that in 1992, the Hope Creek control room was understaffed for approximately three minutes and a decision was made by those involved that the incident did not warrant initiation of NRC reporting documentation.
A meeting with Region I NRC personnel was held on October 18, 1994 in which the NRC expressed a high degree of concern over the issue. Both the NRC and PSE&G investigated the validity of the allegation and, on September 19, 1995, the NRC issued two Level IV violations with no civil penalty for this incident.

     A small amount of low-level radioactive material was released to the atmosphere at Hope Creek on April 5, 1995. The release did not exceed federal limits nor pose any danger to the public or plant employees; however, a trailer driven offsite had exceeded the limit for releasing materials and was later cleaned. PSE&G and the NRC have investigated the event, and on June 16, 1995 an enforcement conference was held. On July 20, 1995, the NRC issued a Notice Of Violation for the Hope Creek unplanned release which noted four violations. No fine was issued, partly because of the comprehensive corrective actions taken following the event and the plant's history of limited enforcement action.

     On June 29, 1995, the NRC provided PSE&G with the latest periodic SALP report for Hope Creek for the period between June 20, 1993 and April 22, 1995. The Operations, Maintenance and Engineering areas each received a rating of "2", while the Plant Support area received a rating of "1". However, the NRC noted an overall decline in performance in the Operations, Maintenance and Engineering areas compared to the previous SALP period and cited weak root cause analysis as a dominant factor.

     On July 8, 1995, during a manual shutdown of Hope Creek in order to repair control room ventilation equipment, operators partially opened a valve for a period of time and inadvertently reduced the effectiveness of the shutdown cooling system. Although the impact of the event to plant safety was minimal, the positioning of the valve and the resulting temperature change violated plant procedures and technical specifications. On July 31, 1995, NRC staff met with plant management concerning this issue and subsequently determined to assign a special inspection team to independently evaluate this event as well as PSE&G s response to it, including PSE&G s procedures and training for operator handling of abnormal conditions. An NRC enforcement conference was held on November 6, 1995. On December 12, 1995, the NRC issued a Level III violation for this event, with a civil penalty of $100,000. PSE&G did not challenge the fine.

     By letter dated January 29, 1996, the NRC requested a meeting with PSE&G senior management to discuss its concerns regarding declining trends in performance at Hope Creek. The meeting has not yet been scheduled but is expected to occur after the restart of Hope Creek from its current refueling and maintenance outage.

     Peach Bottom

     The outage of a Peach Bottom unit causes PSE&G to incur additional replacement energy costs of approximately $4 to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     PSE&G has been advised by PECO that on January 19, 1996, the NRC issued its periodic SALP Report for Peach Bottom for the period May 1, 1994 to October 14, 1995. Peach Bottom received a rating of "1" in the areas of Plant Operations, Maintenance, and Plant Support. Engineering received a rating of "2". The NRC found continued improvement in performance during the period. Operator performance continued to be a strength as well as operations management oversight. Effective engineering management actions to improve the overall self assessment and system performance evaluation programs were noted, as well as good management oversight activities. Response to emerging issues, equipment problems and event related issues were noted as particularly strong. However, lapses in the quality of technical work and in modification implementation indicated inconsistent performance, and resulted in a repeat rating of "2" for the Engineering area. PECO has advised PSE&G that it will be taking actions to address weaknesses discussed in the SALP Report.

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

     Other Nuclear Matters

     In 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. PSE&G (Hope Creek) and PECO (Peach Bottom) participated in a GE BWR Owners' Group to evaluate this issue and develop long-term corrective actions.

     During the Spring 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Due to the age and materials of the Hope Creek shroud and the historical maintenance of low conductivity water chemistry, Hope Creek has been placed in the lowest susceptibility category under these guidelines. Hope Creek must do another shroud inspection during its next refueling outage in 1997, or install a preemptive repair that would maintain the structural integrity of the shroud under all normal and design basis accident conditions for the remaining life of the plant.

     PECO has advised PSE&G that Peach Bottom 3 was last examined during its Fall 1995 refueling outage and the extent of cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, PECO concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit 3. PECO has also advised that Peach Bottom 2 was examined in October 1994 during its refueling outage. Although some crack indications were identified, PECO advised that they were considered to be much less severe than those found on Unit 3, and no repairs were required to operate Unit 2 for another two-year cycle.

     As a separate matter, as a result of several BWR's experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC is drafting rules which tentatively require compliance by December 1997. Alternative resolution options will be subject to NRC approval. PSE&G cannot predict what other actions, if any, the NRC may take on this matter.

     Nuclear Decommissioning

     In accordance with Nuclear Waste Policy Act of 1992, as amended
(NWPA), utilities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear utility places funds in independent external trust accounts it maintains to provide for decommissioning. PSE&G currently recovers from its customers the amounts paid into the trust fund over a period of years and would continue to do so under its proposed Alternative Rate Plan (see Note 2 -- Rate Matters of Notes). For information concerning enrichment of nuclear fuel and nuclear decommissioning costs, see Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes.

  Electric Fuel Supply and Disposal

     The following table indicates PSE&G's KWH output by source of energy:

                                                        ACTUAL     ESTIMATED
    SOURCE                                               1995        1996
    ------                                              ------     ---------
    Nuclear

      New Jersey facilities..........................      21%        23%
      Pennsylvania facilities........................      16         15
    Fossil
     Coal
      New Jersey facilities...........................      7          9
      Pennsylvania facilities.........................     12         13
      Natural Gas.....................................      8         10
      Residual Oil....................................      1          0
    Net PJM Interchange and Utility Purchases
      and NUGs........................................     35         30
                                                         ----        ----
Total.................................................    100%        100%
                                                         ====        ====


     PSE&G's cost of fuel used to generate electricity in the periods shown below was as follows:

                                                      NATURAL
      NUCLEAR              COAL                         GAS          OIL
     --------- -------------------------------------  --------     -------
                 NEW JERSEY        PENNSYLVANIA
                 FACILITIES         FACILITIES
               --------------- -------------------
       CENTS/          CENTS/                CENTS/     CENTS/           CENTS/
      MILLION          MILLION              MILLION    MILLION   $/     MILLION
YEAR   BTU    $/TON     BTU      $/TON       BTU        BTU     BARREL    BTU
---- ------  -------  -------   -------    -------    -------  ------   -------
1993  59.3   55.45    203.8     33.73      136.6      221.7    23.44     384.5
1994  62.3   56.31    213.8     34.78      140.7      197.8    22.19     361.02
1995  60.8   58.29    214.0     33.30      134.4      176.6    20.17     324.50

     Substantially all of PSE&G's electric sales are made under rates which are currently designed to permit the recovery of increases in energy costs over base costs on a current annual basis.  The Alternative Rate Plan filed by PSE&G proposes discontinuing the Levelized Energy Adjustment Clause (LEAC) and NPS and would substantially shift the risks and opportunities involved in managing changes in fuel and replacement power costs from customers to PSE&G. (see Note 2 -- Rate Matters of
Notes)

     Nuclear Fuel

     The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of the uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies.

     PSE&G has several long-term contracts with ore operators to process uranium ore to uranium concentrate to meet the currently projected requirements for the Salem and Hope Creek units fully through the year 2000 and, thereafter, 60% of their requirements through the year 2002.

     Present contracts for conversion, enrichment and fabrication services to meet the fuel cycle requirements for Salem and Hope Creek units through the years shown in the following table:

NUCLEAR UNIT                   CONVERSION  ENRICHMENT   FABRICATION
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

     PSE&G has been advised by PECO that it has contracts for the purchase of uranium which will satisfy the fuel requirements of Peach Bottom 2 and 3 through 2002. PSE&G has also been advised by PECO that it has contracts for the conversion of uranium concentrates which will be allocated to Peach Bottom 2 and 3 and two other nuclear generating units in which PSE&G does not have an interest, on an as-needed basis.

     PECO has also advised PSE&G that it has contracted for the following segments of the nuclear fuel supply cycle for Peach Bottom 2 and 3 through the following years:

NUCLEAR UNIT                   CONVERSION  ENRICHMENT   FABRICATION
------------                   ----------  ----------   -----------
 Peach Bottom 2..............     1997         2008         1999
 Peach Bottom 3..............     1997         2008         1998



     For information regarding the decontamination and decommissioning funds, see Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel of Notes.

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

     PSE&G has approximately a 23% interest in the Keystone and Conemaugh coal-fired generating stations located in Western Pennsylvania and operated by Pennsylvania Electric Company. At least 71% of the fuel required by the Keystone station is supplied by one coal company under a contract which expires December 31, 2004. At least 30% of the fuel required by Conemaugh station is supplied by another coal company under a contract which expires on December 31, 1997. In addition, approximately 18% of Conemaugh's coal requirements is supplied by a short-term contract which expires on November 30, 1996. The balance of the fuel requirements for each station is supplied through spot purchases obtained from local suppliers. The Keystone Conemaugh Projects Office, which runs project administration at these plants on a day to day basis, has advised PSE&G that it does not expect any difficulties in obtaining adequate coal supplies. (See Environmental Controls).

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

     Nuclear Fuel Disposal

     After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under NWPA, the Federal government has entered into contracts for transportation and ultimate disposal of the spent fuel. The Federal government's present policy is that spent nuclear fuel will be accepted for long-term storage at government-owned and operated repositories. However, at present, no such repositories are in service or under construction. In December 1989, the U.S. Department of Energy
(DOE) announced that it would not be able to open a permanent, high-level nuclear waste storage facility until 2010, at the earliest. However, the DOE has also indicated that progress on the repository will be delayed beyond 2010 if sufficient funds are not appropriated by the Congress for this program.

     In conformity with the NWPA, PSE&G entered into contracts with the DOE for the disposal of spent nuclear fuel from Salem and Hope Creek. Similarly, PECO contracted with the DOE in connection with Peach Bottom 2 and 3. Under these contracts, the DOE is required to take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost of one mil per KWH of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983.

     On April 28, 1995, the DOE published its final interpretation on the nuclear waste acceptance issues in which it stated that it had no legal obligation to begin waste acceptance in 1998, in the absence of a repository or other storage facility. PSE&G s contracts with DOE call for DOE to begin accepting spent fuel from PSE&G in 1998. As a result, on September 7, 1995, PSE&G, along with 24 other utilities and a combination of 48 States, state regulatory agencies and municipal power agencies, filed a lawsuit in the US District Court of Appeals for the District of Columbia Circuit against the DOE to protect its contractual rights.

     Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored safely and without significant environmental impact in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license).

     As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is conservatively estimated through 2008 for Salem 1 and 2012 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is conservatively expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. The units can be safely operated for many years beyond these dates, as pool storage capacity will continue to be available. These dates simply assist in planning the need for additional storage capacity that may be needed to operate the units until the expiration of their operating license. In addition, PECO has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 2001 for Unit 3, prior to losing full core reserve capability, and that expansion of storage capacity beyond such dates is being investigated.

     Low Level Radioactive Waste (LLRW)

     As a by-product of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials. Such materials are accumulated on site and disposed of at a federally licensed permanent disposal facility in Barnwell, South Carolina.

     In 1991, New Jersey enacted legislation providing for funding of the estimated $90 million cost of establishing a LLRW disposal facility. The State would recover the costs through fees paid by LLRW generators. PSE&G's overall share is expected to be about 40% of the total cost and has provided about $4.8 million to date. New Jersey has introduced a volunteer siting process to establish a LLRW disposal facility by the year 2000. Public meetings have been held across the state in an effort to provide information to and obtain feedback from the public. To date, there have been no volunteers identified.

     Because of the uncertainties in disposal, PSE&G built an on-site facility completed in September 1994. This facility provides five years storage for LLRW from Hope Creek and Salem. The facility was used from July 1994 through June 1995, while the Barnwell facility was temporarily unavailable, and emptied when Barnwell re-opened in 1995. It will be used for interim storage of radioactive materials and waste, and if it proves necessary in the future, to temporarily store waste until New Jersey provides a permanent disposal facility.

     PECO has advised PSE&G that it has an on-site LLRW storage facility for Peach Bottom, which will provide at least 5 years of temporary storage. PECO has also advised PSE&G that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option. PSE&G has paid $2.5 million as its share of siting costs due to its ownership in the Peach Bottom units.

  Gas Operations and Supply

     PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources for energy production.


     As of December 31, 1995, the daily gas capacity of PSE&G was as follows:


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

     PSE&G's total gas sold to and transported for its various customer classes in 1995 was 3.9 billion therms which consisted of approximately 96% natural gas. Included in this amount is 1.6 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. (See Operating Statistics of PSE&G). During 1995, PSE&G purchased approximately 3.3 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers and the balance from interstate pipeline suppliers. These supplies were transported to New Jersey by PSE&G's four interstate pipeline suppliers. This diversification of supply sources provides PSE&G with reliability of supply, purchasing flexibility and lower overall costs.

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

     PSE&G's annual average cost of natural gas sendout is shown below:

                                                 Cents Per
                   Year                         Million BTU(A)
            ----------------------------------  --------------
            1995..............................      308.00
            1994..............................      318.09
            1993..............................      327.00


(A) Excludes contribution by PSE&G's electric operating units for a gas reservation charge and natural gas refunds from suppliers.

     Substantially all of PSE&G's gas sales are made under rates which are currently designed to permit the recovery of projected increases in the cost of natural gas and gas from supplemental sources, when compared to levels included in base rates, on a current annual basis. (See Note 2 -- Rate Matters of Notes.)

     The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Presently, the majority of gas sold in interstate commerce has become deregulated. The ability of gas prices to respond to market conditions has improved in recent years because of actions taken by the FERC. Pipeline companies are able to adjust their gas rates up or down through their purchased gas adjustment mechanism more often than the semi-annual filings of prior years. As discussed above in Competition, FERC actions provided pipeline customers, such as PSE&G, with the opportunity to convert a portion of their pipeline sales contracts to transportation agreements and purchase natural gas supplies directly from a producer or other seller of natural gas. This has increased competition in the gas market by encouraging pipeline companies to act as non-discriminatory transporters of natural gas. PSE&G has taken advantage of these actions to lower its overall gas costs through the displacement of higher cost contract supplies with lower cost spot gas purchases and long-term producer contract supplies. (See Competition.)

     PSE&G was able to meet all of the demands of its firm customers during the 1994-95 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1995-96 winter season. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter, the extent of energy conservation by its customers and the availability of feedstocks for the production of supplements to its natural gas supply. During the 1995-96 heating season through February 14, 1996, it was necessary for PSE&G to interrupt service to 'interruptible' customers for 25 days as permitted by the applicable tariff. During the 1994-95 heating season, service to such customers was interrupted for eight days.

Employee Relations

     Enterprise has no employees. As of December 31, 1995, PSE&G and its subsidiaries employed 11,452 persons. Four-year bargaining agreements between PSE&G and its unions, representing 6,746 employees, will expire April 30, 1996. Also at December 31, 1995, EDHI and its subsidiaries employed 523 persons, of which 38 were represented by
unions.   PSE&G, EDHI and their subsidiaries believe that they maintain satisfactory relationships with their employees.

     For information concerning the employee pension plan and other postretirement benefits, see Note 1 -- Organization and Summary of Significant Accounting Policies, Note 13 -- Postretirement Benefits Other Than Pensions and Note 14 -- Pension Plan of Notes.

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

     In addition, the New Jersey Need Assessment Act (NJNAA) provides that no public utility shall commence construction of any electric facility (as defined in the NJNAA) without having first obtained a Certificate of Need (Certificate of Need) from the Division of Energy Planning and Conservation within the New Jersey Department of Environmental Protection (NJDEP). A Certificate of Need, if granted, is valid for three years, renewable subject to review by the Commissioner of the NJDEP. Under the NJNAA, no state or local agency may issue any license or permit required for any such construction or substantial expansion prior to the issuance of the Certificate of Need. An electric facility is defined under the NJNAA as any electric power generating unit or combination of units at a single site with a capacity of 100 MW or more or any such units added to an existing electric generating facility which will increase its installed capacity by 25% or by more than 100 MW, whichever is smaller. Under NJNAA, a Certificate of Need will be issued only if the NJDEP Commissioner determines that the proposed facility is necessary to meet the projected need for electricity in the area to be served and that no more efficient, economical or environmentally sound alternative is available.

     For information concerning nuclear insurance coverages, the BPU's NPS and assessments and the Price-Anderson Amendments Act of 1988, as amended, (Price Anderson) see Note 12 -- Commitments and Contingent Liabilities of Notes.

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

     However, the Fault Act allows the affected utility to file for non-accident related rate increases during such fault determination hearings and to recover contributions to federally mandated or voluntary cost-sharing plans and allows the BPU to authorize the recovery of certain fault-related repair, clean-up, power replacement and damage costs if substantiated by the evidence presented and if authorized in writing by the BPU. The Fault Act could have a material adverse effect on PSE&G's financial position if such an accident were to occur at a PSE&G facility, it was ultimately determined that the accident was due to the fault of PSE&G and the BPU were to deny recovery of all or a portion of the costs related thereto. The Alternative Rate Plan filed by PSE&G proposes discontinuing LEAC and NPS and would substantially shift the risks and opportunities involved in managing changes in fuel and replacement power costs from customers to PSE&G. See Note 2 - Rate Matters -- Alternative Rate Plan and LEAC of Notes.

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

     In 1992, as a follow-up to its 1991 management audit, the BPU conducted a focused audit of Enterprise's nonutility businesses to ascertain whether nonutility activities had harmed PSE&G. Enterprise has consistently maintained a clear and distinct separation of its utility and nonutility operations and believes that its nonutility activities have not in any way adversely affected the utility. The results of the focused audit confirmed that there has been no harm to PSE&G as a result of Enterprise's nonutility activities. However, as a result of recommendations made by the BPU's auditors regarding operations and intercompany relationships between PSE&G and EDHI's nonutility businesses, the BPU approved a plan which, among other things, provides: (1) that Enterprise will not permit EDHI's nonutility investments to exceed 20% of Enterprise's consolidated assets without prior notice to the BPU (such assets at December 31, 1995 were approximately 15%); (2) for a restructuring of the PSE&G Board to include nonemployee Enterprise directors with an annual certification by such Board that the business and financing plans of EDHI will not adversely affect PSE&G; (3) for an Enterprise agreement to (a) limit debt supported by the minimum net worth maintenance agreement between Enterprise and Capital to $750 million, and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) the payment by EDHI to PSE&G of an affiliation fee of up to $2 million a year which will be applied by PSE&G through its LGAC and LEAC to reduce utility rates. Effective January 31, 1995, the debt supported by the minimum net worth maintenance agreement will be limited to $650 million and such affiliation fee will be proportionately reduced as such supported debt is reduced. In addition, Enterprise and EDHI and its subsidiaries continue to reimburse PSE&G for all costs of services provided by employees of PSE&G.

     The issue of Enterprise sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was not resolved by the plan approved as a result of the focused audit and remains open. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future proceedings. On July 28, 1995, the BPU reported to PSE&G that it had fully evaluated all available information regarding the 18 recommendations of the Focused Audit conducted by the BPU's consultant and determined that 17 have been implemented pursuant to the BPU's Order Approving Audit Implementation Plans. The remaining issue regarding Enterprise sharing the benefits of consolidated taxes with PSE&G or its ratepayers may be considered in the context of a future base rate case, or in a filing that considers an alternative form of regulation. PSE&G cannot predict what actions, if any, the BPU may take regarding the consolidated tax issue. (See Note 2 -- Rate Matters - Consolidated Tax Benefits of Notes.)


     Construction and operation of nuclear generating facilities are regulated by the NRC. For additional information relating to regulation by the NRC, see Nuclear Operations. In addition, the Federal Emergency Management Agency is responsible for the review in conjunction with the NRC of certain aspects of emergency planning relating to the operation of nuclear plants.

     CEA invests in and participates in the development and operation of domestic and foreign cogeneration and power production facilities, which include QFs and EWGs. For additional information, see EDHI -- CEA.

     The BPU has authority to regulate power sales agreements within the BPU's pricing guidelines to utilities in the State of New Jersey and ascertain that the terms and conditions of agreements with New Jersey utilities are fair and reasonable. For additional information, see EDHI.

Environmental Controls

     PSE&G, like most industrial enterprises, is subject to regulation with respect to the environmental impacts of its operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters, by various federal, regional, state and local authorities, including the United States Environmental Protection Agency (EPA), the United States Department of Transportation (USDOT), NJDEP, the New Jersey Department of Health, the BPU, the Interstate Sanitation Commission, the Hackensack Meadowlands Development Commission, the Pinelands Commission, the Delaware River Basin Commission, the United States Coast Guard and the United States Army Corps of Engineers. EDC, CEA and EGDC are also subject to similar regulation with respect to operation of their facilities. (See EDHI)

     Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to manage these materials properly and to clean up property affected by the production and discharge of such substances. Compliance with environmental requirements has caused PSE&G to modify the day-to-day operation of its facilities, to participate in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. During 1995, PSE&G expended approximately $148 million for capital related expenditures to improve the environment and comply with changing regulations. It is estimated that PSE&G will expend approximately $81 million, $43 million, $35 million, $30 million and $13 million in the years 1996 through 2000, respectively, for such purposes. Such amounts are included in PSE&G's estimates of construction expenditures. (See MD&A -- Liquidity and Capital Resources.)

     Preconstruction analyses and projections of the environmental impacts of contemplated activities, discharges and emissions are frequently required by the permitting agency. Before licensing approvals and permits are granted, the agency usually requests a modeling analysis of the effects of a specific action, and of its effect in combination with other existing and permitted activities, and may request the applicant to address emerging environmental issues. Such environmental reviews have caused delays in the proceedings for licensing facilities and similar delays can be expected in the future.

     An industry issue with respect to the construction and operation of electric transmission and distribution lines is the alleged adverse health effects of EMF exposure. In 1990, the New Jersey Commission on Radiation Protection (CORP) decided against setting a limit on magnetic fields produced by high-voltage power lines citing the lack of convincing evidence required to determine dangerous levels. Proposed power regulations are currently under study by CORP to cover new power lines and allow existing power lines to continue to function regardless of new rule changes. If revised, the rules would authorize the NJDEP to screen all new power line projects of 100 kilovolts or more using a principle of "as low as reasonably achievable" to demonstrate that all steps within reason, including modest cost, were taken to reduce EMFs. The outcome of EMF study and/or regulations and the public concerns will affect PSE&G's design and location of future electric power lines and facilities and the cost thereof. Such amounts as may be necessary to comply with these new EMF rules and address public concerns cannot be determined at this time, but such amounts could be material.

     The New Jersey Environmental Rights Act provides that any person may maintain a court action against any other person to enforce, or to restrain the violation of any statute, regulation or ordinance which is designed to prevent or minimize pollution, impairment or destruction of the environment, or where no such violation exists, to protect the environment from pollution, impairment or destruction. Certain Federal legislation confers similar rights on individuals. The principal laws and regulations relating to the protection of the environment which affect PSE&G's operations are described below.

  Air Pollution Control

     The Federal Clean Air Act ("CAA") imposes emission control requirements across the United States, including requirements related to the emissions of sulfur dioxide and Nitrogen Oxides ("NOx") and requires attainment of National Ambient Air Quality Standards
("NAAQS").

     PSE&G's two wholly-owned and operated coal-fired generating stations in New Jersey are presently expected to be able to meet CAA sulfur dioxide requirements with only modest expenditures.

     PSE&G also has approximately a 23% interest in Conemaugh and Keystone, coal-fired generating stations located in western Pennsylvania. With respect to Conemaugh, in order to comply with the CAA Sulfur Dioxide Requirements, the station's co-owners, including PSE&G, approved the installation of scrubbers (flue gas desulfurization systems). PSE&G's share of the remaining Conemaugh scrubber cost is less than $1.0 million and is included in PSE&G's estimate of construction expenditures. Scrubber construction at Conemaugh Unit 2 was completed in November 1995. Keystone is presently expected to comply with the Sulfur Dioxide Requirements by utilizing excess emission allowances from the over-scrubbing of the Conemaugh units.

     The CAA established a national emission trading system for Sulfur Dioxide allowances. Yearly allowances have been allocated according to a formula specified by the CAA and applicable to owner/operators of large boilers and power generating equipment.

     New Jersey and other Northeastern states have imposed Reasonably Available Control Technology ("RACT") requirements on each major source of NOx. Additionally, these states have committed to additional overall NOx emission reductions on power plants and large industrial boilers of .2 pounds per million BTUs by 1999 with potential additional reductions of .15 pounds per million BTUs by 2003. All of PSE&G's Fossil Generating units are currently in compliance with RACT requirements.

     The NJDEP, in concert with other states in the Northeast, is implementing a regional CAA NOx allowance emission trading system for power plants and large industrial boilers. This includes the allocation of emission allowances to these sources in 1996. The NOx allowance trading system is scheduled to be operational by the beginning of 1999 and could result in additional changes to equipment, methods of operation or fuel.

     EPA has promulgated six NAAQS. PSE&G's Fossil Generating Stations are all located in areas of non-attainment for ozone. Each state has the responsibility under the CAA to adopt a plan, and regulations, to attain and maintain compliance to these standards.

     In New Jersey, NJDEP is using the New Jersey Air Pollution Control Code ("NJAPCC") to achieve compliance with, and maintenance of, the NAAQS. The NJAPCC provides stringent requirements restricting the sulfur content in coal and oil fuels. (See PSE&G -- Electric Fuel Supply and Disposal -- Coal.) The increased cost of purchasing low-sulfur fuel is offset by rates which are designed to permit the recovery of fuel costs on a current annual basis. In accordance with the proposed Alternative Rate Plan, separate mechanisms would be established to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies or otherwise out of PSE&G's control. (See PSE&G -- Electric Fuel Supply and Disposal and Note 2 -- Rate Matters of Notes.)

     The CAA also requires that each major facility apply for and receive a facility-wide operating permit. The facility-wide operating permit terms and conditions are enforceable by both the EPA and NJDEP. PSE&G filed permit applications for its major facilities in New Jersey in 1995. The operating permit program will require some PSE&G facilities to assess emissions, which could require the installation of emission monitoring equipment and changes to facility operations or technology. To the extent estimates of the costs of complying with these requirements through the year 2000 are quantifiable, they are included in PSE&G's construction expenditures. In accordance with the filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by State or Federal agencies, although no assurances can be given as to what action may be taken by the BPU. In addition, the revised CAA requirements will increase the cost of producing electricity for the Pennsylvania and Ohio Valley Region Generating units supplying electricity to the PJM and New Jersey. All of PSE&G's current purchased power costs are included in PSE&G's LEAC. (See Note 2 -- Rate Matters of Notes.)

     In non-attainment areas, one of the effects of the CAA is to allow construction or expansion of a facility only upon a showing that any additional emissions from the source will be more than offset by reductions in similar emissions from existing sources. In prevention of significant deterioration areas, construction or expansion of a facility would be permitted only if emissions from the source, together with emissions from other expected new sources, would not violate air quality increments for particulates and sulfur dioxide that are more stringent than NAAQS. All of these requirements may affect PSE&G's ability to locate, construct or expand generating facilities in the future.

     PSE&G has been working collaboratively with environmentalists, a select number of other electric utilities in the Northeast, NJDEP and other Northeast environmental regulators, EPA, and a number of large manufacturing companies to achieve significant emission reductions from power plants in the Midwest. PSE&G has also been working with these respective groups to establish a flexible NOx and Volatile Organic Compound ("VOC") emissions trading system as a compliance alternative to CAA compliance requirements for industrial facilities, highway and off-highway emission sources, state transportation CAA conformity and automobile inspection and maintenance. Significant emission reductions from Midwest are expected to improve New Jersey's and the Northeast's air quality thereby lessening the need for additional New Jersey emission controls over and beyond those already regulatorily adopted.

     These collaborative efforts, coupled with growing environmental regulator and industry concerns for cost-effective compliance with CAA requirements, have resulted in the creation of a thirty-seven state environment forum called Ozone Transport Assessment Group ("OTAG"). This includes Midwest, Northeast and Southern states east of the Mississippi River. OTAG's charter is to produce consensus recommendations concerning the need for additional emission controls and to identify the level and sources to which those controls should be applied. OTAG is expected to conclude its work by the fall of 1996. If the OTAG process fails to produce consensus that leads to an agreement by individual states to undertake timely necessary control actions, affected downwind states such as those in the Northeast are required as part of their EPA approved 1994 CAA State Implementation Plans to submit petitions to EPA seeking EPA's imposition of controls on upwind states. It is difficult to determine at this time the likely outcome of this process.

     Recently, the issue of transported air pollution from the Midwest power plants and their negative impact on air quality in the Northeast has become the subject of concern before the FERC. The FERC has performed a draft environmental impact statement to assess the environmental impact of developing a generic rule by which electric utilities will be required to provide full non-discriminatory transmission access to all wholesale power providers. PSE&G and a number of other utilities, environmental groups and regulators have submitted comments seeking FERC's mitigation of expected additional power plant emissions resulting from the implementation of FERC's open access policies. It is too soon to determine to what extent FERC will act on the concerns raised.

  Water Pollution Control

     The Federal Water Pollution Control Act (FWPCA) authorizes the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into the surface waters of the United States through the issuance of National Pollutant Discharge Elimination System (NPDES) permits. The New Jersey Water Pollution Control Act (NJWPCA) authorizes the NJDEP to regulate discharges to surface waters and ground waters of the State through the New Jersey Pollutant Discharge Elimination System (NJPDES) permits. NJDEP also
administers the NPDES/NJPDES permit program.   Certain PSE&G facilities
are directly regulated by NJPDES permits issued pursuant to FWPCA and the NJWPCA.

     In addition, the FWPCA also imposes additional requirements with respect to the control of toxic discharges to degraded waterbodies under Section 304(1). Although five PSE&G electric generating stations (Bergen, Hudson, Kearny, Linden and Sewaren) were originally subject to requirements imposed pursuant to Section 304(l), the NJDEP and EPA have proposed delisting these stations from the 304(l) program for the present time.

     The FWPCA also authorizes the imposition of less stringent thermal limits pursuant to a variance procedure set forth in Section 316(a) and the regulation of cooling water intake structures pursuant to Section 316(b). PSE&G has filed information with the NJDEP in support of
Section 316(a) variance requests and Section 316(b) best technology available determinations for several of its electric generating stations which are pending before the NJDEP presently and may be required to submit information for other stations as a result of the permit renewal process. With respect to Section 316(b) requirements, the EPA initiated a rulemaking procedure in 1994 to develop regulations implementing this provision. Pursuant to a Consent Decree entered by a Federal District Court resolving an action to compel the rulemaking brought by a number of environmental groups including certain of those who opposed the 1994 Salem NJPDES permit, EPA must propose draft regulations on or before July 2, 1999 and promulgate final regulations by August 2001. While the content and scope of these regulations can not be predicted at this time, they may have a considerable effect on agency review of section 316(b) determinations pending in 1999 or after. (see discussions on Hudson, Mercer, and Salem NJPDES permits below.)

     The FWPCA and the NJWPCA also authorize the discharge of stormwater from certain facilities including steam electric generating stations. In many instances, this is accomplished through the development of Stormwater Pollution Prevention Plans (SPPP).
Similarly, both laws authorize Publicly Owned Treatment Works (POTW) to issue permits for significant industrial users (SIU) of the treatment facility. Certain of PSE&G's facilities have permits under the SPPP and SIU programs.

     A brief discussion on pending permit proceedings which have the potential to impose new or more stringent terms or conditions which could require changes to operations or significant expenditures follows:

     Hudson Station's NJPDES permit is in the process of being renewed by the NJDEP. As part of that renewal, the NJDEP has requested updated information in connection with PSE&G's 316(a) and 316(b) demonstrations, in part, to address issues identified by a consultant hired by NJDEP. The consultant recommended that Hudson be retrofit to operate with closed cycle cooling to address alleged adverse impacts associated with the thermal discharge and intake structure. PSE&G is in the process of collecting additional data which will be used in the updated demonstrations. PSE&G anticipates submitting these documents to NJDEP in the first quarter of 1998. It is impossible to predict the NJDEP's determinations on these demonstrations; however, PSE&G presently estimates that the cost of retrofitting Hudson to operate with closed cycle cooling could be in excess of $59 million in 1998 dollars.

     NJDEP has advised PSE&G that it is preparing a renewal permit for Mercer Station and, in connection with that renewal, will also be reexamining Mercer's compliance with Section 316(a) & 316(b). This may result in PSE&G's being required to submit updated 316(a) and 316(b) demonstrations for NJDEP review. It is impossible to predict at this time the outcome of such review.

     PSE&G is implementing the 1994 NJPDES permit issued for Salem Station which requires, among other things, water intake screen modifications and wetlands restoration. In addition, PSE&G is seeking permits and approvals from various agencies needed to fully implement the special conditions of the permit. No assurances can be given as to receipt of any such additional permits or approvals. The estimated capital cost of compliance with the final permit is approximately $100 million, of which PSE&G's share is 42.59% and is included in PSE&G's 1996-2000 construction program. In accordance with the filed Alternative Rate Plan PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by State or Federal agencies, although no assurances can be given as to what action may be taken by the BPU. PSE&G must apply to renew the Salem permit in March 1999 which renewal application must provide updated Section 316(a) and 316(b) demonstrations for the NJDEP's review. (See the discussion above regarding EPA's Section 316(b) rulemaking.) (See MD&A -- Liquidity and Capital Resources -- Construction, Investments and Other Capital Requirements Forecast.)

     In June, 1995, PSE&G filed an application with the Delaware River Basin Commission (DRBC) seeking a modification to the heat dissipation area previously established based upon the NJDEP's grant of a Section 316(a) variance for Salem Station. DRBC issued a modified Docket in September 1995 granting PSE&G's request. PSE&G must reapply to the DRBC in 1999 for a continuation of this heat dissipation area.

     PSE&G anticipates that NJDEP will issue a draft renewal permit for Hope Creek Station in 1996 which will not propose effluent limitations or other requirements significantly more stringent than those in the existing permit.

     CEA Eagle Point, Inc. (Eagle Point), an indirect subsidiary of CEA, is a partner in a partnership which owns the Eagle Point Cogeneration Facility (EPC), located in West Deptford, New Jersey. EPC is operated by an affiliate of Eagle Point's partner and provides electricity and steam for an adjacent petroleum refinery (owned and operated by another affiliate of Eagle Point's partner) and sells excess electricity to PSE&G. On January 15, 1995, Eagle Point received a Notice of Violation (NOV) from Region II of EPA alleging violations of certain CAA requirements and limitations related to the air permit at EPC and the adjacent refinery and demanding that such violations be corrected. Eagle Point, its partner and the operator of the refinery are contesting the EPA conclusion that violations have occurred and have met with staff of EPA and NJDEP to discuss issues related to the NOV. Eagle Point cannot predict whether EPA will take action with respect to the NOV and, if so, what action it may take. Applicable regulations provide EPA with the power to seek to collect criminal and civil penalties for continued violation of the provisions of air permits.

   Control of Hazardous Substances

     PSE&G Manufactured Gas Plant Remediation Program

     For information regarding PSE&G's Manufactured Gas Plant
Remediation Program, see Note 12 -- Commitments and Contingent
Liabilities of Notes.

     Other Sites

     A preliminary review of possible mercury contamination at the Kearny Station concluded that an additional study and investigations are required. In 1995, PSE&G entered into a Memorandum of Agreement
(MOA) with NJDEP for the Kearny Generating Station pursuant to which PSE&G will conduct a Remedial Investigation (RI) of the site. A Remedial Investigation Work Plan (RIWP) has been filed and is currently under review by the NJDEP. Field work activities associated with the RI will begin after NJDEP approval of the RIWP.

     Hazardous Substances

     The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986 and the Federal Resource Conservation and Recovery Act of 1976 (RCRA), authorize EPA to issue orders and/or to bring an enforcement action to compel responsible parties to take investigative and/or cleanup actions at any site that is determined to present an imminent and substantial danger to the public or to the environment because of an actual or threatened release of one or more hazardous substances. The New Jersey Spill Compensation and Control Act (Spill Act) provides similar authority to NJDEP. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous under one or more of the above laws.

     PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several liability without regard to fault on all allegedly responsible parties, including the generators of the hazardous substances for certain investigative and cleanup costs at sites where these substances were disposed or processed. These statutes also authorize private rights of action for recovery of these costs.

     PSE&G has been notified with respect to a number of such sites and the cleanup of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally,actions directed at funding such site investigations and cleanups include suspected or known allegedly responsible parties. PSE&G's past operations suggest that some remedial action may be required. PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

     EPA has determined that a portion of the Passaic River from a point at its confluence with Hackensack River to a point six miles up-river (the Site) is a "facility" within the meaning of that term as defined under CERCLA. EPA has also determined that five corporations are persons within the meaning of CERCLA for purposes of liability under CERCLA with respect to remedial actions at the Site. EPA has publicly indicated that it is continuing an assessment of available information with respect to the identification of other responsible parties. One of these corporations has entered into a consent order with EPA pursuant to which it is obligated to conduct a remedial investigation, human and ecological risk assessment and feasibility study relating to the Site. Field work activities associated with these actions were initiated in the spring of 1995. A report presenting the results of the remedial investigation and risk assessment is scheduled to be filed in the fall of 1997.

     PSE&G and certain of its predecessors conducted operations at properties along the Passaic River both within and outside the Site. EPA has not named PSE&G as a responsible party. PSE&G cannot predict what, if any, action EPA or others may take against PSE&G with respect to the Site or, in such event, what contributions PSE&G may be required to make to the costs of these initiatives.

     Presently, significant CERCLA/Spill Act actions involving PSE&G include the following:

     (1) Claim made in 1985 by U. S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge, there has been no action on this matter since 1988.

     (2) Claim by EPA, Region III, under CERCLA with respect to a site operated by Sealand Ltd. in Mount Pleasant Township, New Castle County, Delaware. PSE&G and other companies have entered into an Administrative Consent Order (ACO) obligating the signatories thereto to fund a Remedial Investigation and Feasibility Study (RI/FS). PSE&G's share of the costs of actions taken at this site have approximated 25% of such costs. In 1991, EPA entered a Record of Decision (ROD) which determined that no further action was required at the site. The State of Delaware filed comments objecting to this ROD and hired a consultant which has recommended that additional actions be taken at the site based on its review of EPA's files. The State of Delaware required the potentially responsible parties (PRPs) to conduct additional groundwater analyses during 1994. Based on its review of the monitoring data, in 1995, the State of Delaware proposed to require the PRPs to conduct additional groundwater monitoring for a five year period and to reimburse it for its past and future oversight costs associated with this site. Delaware has not yet provided an estimate on its oversight costs.

     (3) At the Duane Marine Salvage Corporation Superfund Site in Perth Amboy, Middlesex County, New Jersey, PRPs including PSE&G, had completed an EPA-approved surface removal action during 1986 and EPA had required no further response actions. However, NJDEP ordered that an RI/FS be performed to address or disprove an alleged subsurface contamination and, following negotiations with the PRPs, including PSE&G, an ACO was executed. The PRPs have submitted an RI/FS and a second revised Draft Feasibility Study. In 1994, NJDEP selected a remedy for the site, the total cost of which is estimated to be $1,500,000. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (4) Spill Act Directive issued by NJDEP in 1987 to PRPs, including PSE&G, with respect to a site formerly owned and operated by Borne Chemical Company in Elizabeth, Union County, New Jersey, ordering certain interim actions directed at both site security and the off-site removal of certain hazardous substances. Certain PRPs, including PSE&G, signed an ACO with NJDEP to secure the site, which has been completed. After further negotiations, certain other PRPs, including PSE&G, signed a further ACO requiring them to perform a removal action at the site, which was completed in 1992. In 1994, NJDEP issued a third Directive requiring the performance of an RI/FS. Following negotiations with certain PRPs including PSE&G, an MOA regarding the conduct of the RI/FS was executed in 1995. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (5) A second Directive pursuant to the Spill Act was issued by NJDEP in 1989 to PRPs, including PSE&G, with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey (PJP), ordering payment of operating and maintenance costs of approximately $150,000 and reasserting claims made in an initial Directive for all past and future costs associated with investigations and remediation of the alleged contamination. Additionally, in 1990, also pursuant to the Spill Act, NJDEP issued a Multi-Site Directive concerning four sites, including PJP. With respect to the PJP site, NJDEP reasserted demands for payment made in earlier Directives. The NJDEP alleges that it has spent approximately $23 million in interim remedial measures at the PJP site. The NJDEP also alleges that it will incur approximately $2 million in costs to complete a remedial investigation of the PJP site. PSE&G has made a good-faith payment of approximately $21,000 to NJDEP pursuant to the Multi-Site Directive in accordance with actions taken by certain other PRPs named in these Directives. The NJDEP has filed a cost recovery action in Superior Court against certain of the other PRPs named in the Directives. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (6) Claim by EPA, Region III, under CERCLA with respect to a Superfund Site in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank, Inc., as a non-ferrous scrap reclamation facility. PSE&G, together with several other utilities, is alleged to be liable either to conduct an RI/FS and undertake the necessary cleanup, if any, or to reimburse EPA for the cost of performing these functions. In 1991 these utilities, including PSE&G, entered into an ACO with the EPA to perform an RI/FS, Docket No. III-91-34-DC. The RI/FS was completed and the RI/FS Report was submitted to EPA in October 1994. The RI/FS Report proposes various remedial alternatives for consideration by EPA in its selection of a remedy for the site.
In July 1995, the EPA issued its Proposed Remedial Action Plan (PRAP) for the site. The PRAP details the EPA's intention to select a remedy that will cost between $17 and $30 million. It is anticipated that EPA will assert a claim against PSE&G and the other utility companies, and perhaps others as well, for the performance or funding of the selected remedy. PSE&G's share of the costs of the proposed remedy is between $4 and $8 million or approximately 26% of the total.

     (7) The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey and occupies approximately two acres on the Trenton Switching Station property. In May 1995, the NJDEP formally notified PSE&G that the Klockner Road site is an open case and that absent voluntary action by PSE&G, the NJDEP would prioritize the site and thereafter take appropriate enforcement action. As a result of this notice, PSE&G is in the process of filing an application for a MOA. Preliminary investigations indicate the potential presence of soil and groundwater contamination at the site. PSE&G's preliminary estimate is that an environmental characterization of the site will cost approximately $800,000. The cost of any remediation of potential site contamination is not presently estimable.

     (8) In U.S. v. CDMG Realty Co., et al., Civil Action No. 89-4246
(NHP) (RJH), pending in the United States District Court for the District of New Jersey, PSE&G and over 60 other entities were joined in January 1995 as additional third-party defendants. Third-party plaintiffs, an association of 44 entities, are essentially seeking contribution and/or indemnification for the expenses they have incurred and will incur as a result of having settled the direct claims of the NJDEP and EPA related to the investigation and remediation of Sharkey's Landfill, located in Parsippany-Troy Hills, Morris County, New Jersey. The claims are all alleged to be brought pursuant to CERCLA and PSE&G is alleged to have arranged for the disposal of industrial wastes at Sharkey's Landfill. The claims with respect to this matter are presently the subject of an alternative dispute resolution proceeding. Based upon the claims made and activities to date, PSE&G estimates that its obligations for this site will be de minimis.

     (9) In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G in connection with an investigation and remediation of the Global Landfill Site in Old Bridge Township, Middlesex County New Jersey (Global Site). Directive Two seeks recovery of past and anticipated future NJDEP response costs ($37.4 million). PSE&G's alleged liability is based on assertions that it generated asbestos-containing materials which were disposed of at the Global Site. In 1991, PSE&G entered into an agreement with the NJDEP and 29 other Directive Two Respondents effecting a partial settlement of the foregoing costs subject to a subsequent reallocation based upon the parties' further development of information concerning their respective proportionate waste contributions to the Global Site. Negotiations are ongoing regarding resolution of the balance of the response costs sought pursuant to Directive Two. In 1993, the NJDEP and various participating PRPs, including PSE&G, executed a Consent Decree whereby the participating PRPs agreed to perform the remedial design and remedial action for the operable unit one remedy as specified in a 1991 ROD (approximate total cost $30 million). The Consent Decree was executed and entered by the United States District Court for the District of New Jersey in 1993. Subject to a subsequent reallocation, the various parties to the Consent Decree have agreed that PSE&G's contribution under the Consent Decree settlement will be $300,000 (approximately 1% of the total cost).

     (10) In 1991, the New Jersey Department of Law and Public Safety, Division of Law, issued Directive and Notice To Insurers Number One (Directive One) to 50 Insurers and 20 Respondents, including PSE&G, seeking from the Respondents payment of $5.5 million of NJDEP's anticipated costs of remedial action and of administrative oversight at the Combe Fill South Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). The $5.5 million represents the NJDEP's 10% share of such anticipated costs pursuant to a cooperative agreement with the United States regarding the selected remedial action. Therefore, total site remediation costs approximate $50 million. Further, the Directive One Respondents are directed to perform the operation and maintenance of the remedial action including all remedial facilities on the Combe Site. PSE&G's alleged liability is based on the assertion that PSE&G-generated waste oil and water, containing hazardous substances, was transported to the Combe Site and applied to Combe Site roads for dust control. Based upon the claims made and PSE&G's investigation and response to same, PSE&G anticipates that its obligations, if any, with respect to this site will be de minimis.

     (11) In United States of America v. Superior Tube Company, et al., Docket No. 89-7421 in the U.S. District Court for the Eastern District of Pennsylvania, PSE&G was served in 1990 with a Third-Party Complaint. Pursuant to CERCLA, the United States filed suit against Superior Tube Company (Superior) and others seeking recovery of past and future costs incurred or to be incurred in the cleanup of the Moyer Landfill located in Collegeville, Pennsylvania. Superior filed a Third-Party Complaint naming approximately 150 third-party defendants, including PSE&G. Superior alleges that PSE&G generated, transported, arranged for the disposal of and/or caused to be deposited certain hazardous substances at the Moyer Landfill. On the basis of those allegations, Superior seeks contribution and/or indemnification from the third-party defendants, including PSE&G, on the United States' action against it. PSE&G has participated in negotiations concerning resolution of the United States' and Superior Tube's claims. Pursuant to settlement negotiations amongst certain direct defendants, certain third party defendants and the plaintiffs, the defending parties participating in said negotiations are currently pursuing the possibility of resolving all potential liability concerning the above referenced matter (excluding any potential liability associated with a future claim, if any, for natural resource damages) on behalf of certain de minimis defending parties, including PSE&G. Based upon the claims made and the above referenced negotiations, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (12) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an ACO with NJDEP, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a MOA entered into with NJDEP in 1993 to conduct an RI/FS and, if necessary, take remedial action. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (13) In Transtech Industries, Inc. et al v. A&Z Septic Clean et al., Docket No. 2-90-2578(HAA), filed on October 5, 1992, in the U.S. District Court for the District of New Jersey, PSE&G has been named a defendant in a Complaint which has been filed pursuant to CERCLA, against several hundred parties seeking recovery of past and future response costs incurred or to be incurred in the investigation and/or remediation of the Kin-Buc Landfill, located in Edison Township, Middlesex County, New Jersey. Plaintiffs allege that all named defendants, including PSE&G, are PRPs as generators and/or transporters of various hazardous substances ultimately deposited at the Kin-Buc Landfill. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (14) In 1993, PSE&G acknowledged service of Plaintiff's Summons and Complaint in a matter entitled The Fishbein Family Partnership v. PPG Industries, Inc. and Public Service Electric and Gas Company. Pursuant to CERCLA, the Spill Act and various common law theories of liability, the Plaintiff filed an action seeking declaratory relief regarding responsibility for and recovery of damages and response costs incurred and/or to be incurred as a result of the release or threatened release of hazardous substances at property located in Jersey City, Hudson County, New Jersey. Plaintiff named PPG Industries, Inc. (PPG) and PSE&G as defendants in the above-referenced action. The Plaintiff alleges that defendants are liable for the damages and relief sought based on their past conduct of industrial operations at the site. The industrial operations referenced in Plaintiff's Complaint include chromium ore processing operations (PPG and its predecessors) and coal gasification operations (PSE&G and its predecessors). PSE&G filed its response to the Plaintiff's Complaint including cross-claims for indemnity and contribution against co-defendant PPG. PSE&G also filed a Third Party Complaint against UGI Utilities, Inc. (UGI) seeking indemnification and contribution as to any liability imposed upon PSE&G attributable to UGI's past conduct of industrial operations on a portion of the site. In March 1995, PSE&G filed an Amended Third Party Complaint extending the time period of PSE&G's allegations concerning UGI's past conduct of industrial operations at the site. In May 1995, an Administrative Stay of this matter was entered pending either an agreement between the NJDEP and PPG as to a cleanup plan for the site or a determination of certain cross-motions for summary judgement filed by Plaintiff and PPG. Based upon the claims made and activities taken to date, PSE&G's potential liability in this matter, if any, is not currently estimable.

Other Potential Liability

     In addition to the sites individually listed above, PSE&G has received 14 claims and/or inquiries concerning prospective enforcement actions by the EPA and/or NJDEP. Such claims/inquiries relate to alleged properties/sites where it has been alleged that an imminent and substantial danger to the public or to the environment exists as a result of an actual or threatened release of one or more hazardous substances. PSE&G's investigation and initial response concerning each such claim and/or inquiry suggests that PSE&G's potential liability, if any, is de minimis.

                                                  Enterprise
                                                  ----------
Consolidated Financial Statistics (A)


                                       1995         1994        1993         1992          1991
                                    ----------  -----------  -----------  ----------    ---------
                                              (Thousands of Dollars where applicable)

Selected Income Information
Operating Revenues
Electric........................... $ 4,020,842   $ 3,739,713  $ 3,696,114   $ 3,407,830   $ 3,519,806
Gas................................   1,686,403     1,778,528    1,594,341     1,586,181     1,307,849
Nonutility Activities..............     456,908       404,202      418,135       362,781       283,766
                                   ------------   -----------   -----------   -----------   -----------
Total Operating Revenues........... $ 6,164,153   $ 5,922,443  $ 5,708,590   $ 5,356,792   $ 5,111,421
                                   ------------   -----------   -----------   -----------  ------------
Net Income......................... $   662,323   $   679,033  $   600,933   $   504,117   $   543,035
                                   ------------   -----------   -----------   -----------  ------------
Earnings per average share of
  Common Stock..................... $      2.71   $      2.78  $      2.50   $      2.17   $      2.43
Dividends Paid per Share........... $      2.16   $      2.16  $      2.16   $      2.16   $      2.13
Payout Ratio.......................          80%           78%          86%          100%           88%
Rate of Return on Average Common
   Equity (B)......................       12.31%        12.94%       11.91%        10.69%        12.24%
Ratio of Earnings to Fixed Charges.        2.77          2.76         2.59          2.30          2.54
Book Value per Common Share (C).... $     22.25   $     21.70  $     21.07   $     20.32   $     20.04
Gross Utility Plant................ $16,925,280   $16,566,058  $15,861,484   $15,081,907   $14,426,560
Accumulated Depreciation and
  Amortization of Utility Plant.... $ 5,737,849   $ 5,467,813  $ 5,057,104   $ 4,610,595   $ 4,243,979
Total Assets....................... $17,171,439   $16,717,440  $16,329,656   $14,777,732   $14,804,354
                                   -------------  ------------  -----------  ------------  ------------
Consolidated Capitalization
Common Stock....................... $ 3,801,157   $ 3,801,157  $ 3,772,662   $ 3,499,183   $ 3,262,138
Retained Earnings..................   1,643,785     1,510,010    1,361,018     1,282,931     1,282,029
                                   -------------  ------------  -----------  ------------  ------------
Common Equity......................   5,444,942     5,311,167    5,133,680     4,782,114     4,544,167
Long-Term Debt.....................   5,189,791     5,180,657    5,256,321     4,977,579     5,128,373
Preferred Stock without Mandatory
  Redemption.......................     324,994       384,994      429,994       429,994       429,994
Preferred Stock with Mandatory
  Redemption.......................     150,000       150,000      150,000        75,000         --
Monthly Income Preferred Securities.    210,000       150,000         --           --            --
                                   -------------  ------------  -----------  ------------  ------------
Total Capitalization................$11,319,727   $11,176,818  $10,969,995   $10,264,687   $10,102,534
                                   =============  ============  ===========  ============  ============

(A)  See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Notes to Consolidated Financial Statements.

(B)  Net Income for a twelve-month period divided by the thirteen-month average of Common Equity.

(C)  Total Common Equity divided by end-of-period Common Shares outstanding.

Operating Statistics

PSE&G
-----

                                         1995       1994          1993         1992          1991
                                     ----------   -----------  ------------  ----------- ------------
                                                  (Thousands of Dollars where applicable)
Electric
Revenues from Sales of Electricity:
  Residential...................... $ 1,274,712   $ 1,187,099   $ 1,175,875   $ 1,037,099   $ 1,116,699
  Commercial.......................   1,853,855     1,734,894     1,678,011     1,554,956     1,575,547
  Industrial.......................     704,861       686,065       710,206       683,750       728,411
  Public Street Lighting...........      54,730        52,353        51,019        47,729        46,400
                                    -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales to
  Customers........................   3,888,158     3,660,411     3,615,111     3,323,534     3,467,057
Interdepartmental..................       1,862         1,710         1,737         1,544         1,599
Non-Required Energy and
  Capacity Revenues.(a)............      37,179        35,223        48,625        51,313        19,763
Wholesale Energy and Capacity
  Revenues.(b).....................      19,446         7,481         --           --            --
                                    -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales of
  Electricity......................   3,946,645     3,704,825     3,665,473     3,376,391     3,488,419
Other Electric Revenues............      74,197        34,888        30,641        31,439        31,387
                                    -----------   -----------   -----------   -----------   -----------
     Total Operating Revenues...... $ 4,020,842   $ 3,739,713   $ 3,696,114   $ 3,407,830   $ 3,519,806
                                    ===========   ===========   ===========   ===========   ===========
Sales of Electricity - megawatthours:
  Residential......................  10,885,479    10,594,134    10,631,402     9,816,046    10,505,547
  Commercial.......................  18,761,863    18,466,863    18,096,312    17,454,352    17,596,569
  Industrial.......................   9,026,838     9,109,998     9,203,839     9,298,741     9,406,109
  Public Street Lighting...........     339,164       334,726       329,828       325,545       320,900
                                    -----------   -----------   -----------   -----------   -----------
Total Sales to Customers...........  39,013,344    38,505,721    38,261,381    36,894,684    37,829,125
Interdepartmental..................      20,095        17,755        18,514        19,012        19,719
Non-Required Energy Sales.(a)......   1,047,996     1,320,170     2,245,884     2,116,049     1,858,590
Wholesale Energy Sales.(b).........     201,610       139,235         --           --            --
                                    -----------   -----------   -----------   -----------   -----------
     Total Sales of Electricity....  40,283,045    39,982,881    40,525,779    39,029,745    39,707,434
                                    ===========   ===========   ===========   ===========   ===========
Gas
Revenues from Sales of Gas:
  Residential...................... $   823,302   $   889,541   $   780,195   $   809,559   $   699,696
  Commercial.......................     501,102       510,829       460,340       481,960       426,110
  Industrial.......................     274,937       312,405       299,762       243,527       138,394
  Street Lighting..................         468           491           467           468           468
                                    -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales to
  Customers........................   1,599,809     1,713,266     1,540,764     1,535,514     1,264,668
Interdepartmental..................       2,636         3,976         3,078         2,572         2,689
                                    -----------   -----------   -----------   -----------   -----------
Total Revenues from Sales of Gas...   1,602,445     1,717,242     1,543,842     1,538,086     1,267,357
Transportation Service Revenues....      54,427        35,057        37,081        34,739        27,036
Other Gas Revenues.................      29,531        26,229        13,418        13,356        13,456
                                    -----------   -----------   -----------   -----------   -----------
     Total Operating Revenues...... $ 1,686,403   $ 1,778,528   $ 1,594,341   $ 1,586,181   $ 1,307,849
                                    ===========   ===========   ===========   ===========   ===========
Sales of Gas - kilotherms:
  Residential......................   1,258,181     1,337,267     1,280,128     1,265,270     1,140,887
  Commercial.......................     971,243       945,950       943,054       939,021       893,069
  Industrial.......................     942,846       912,689       876,421       739,508       399,385
  Street Lighting..................         670           668           666           668           666
                                    -----------   -----------   -----------   -----------   -----------
Total Sales to Customers...........   3,172,940     3,196,574     3,100,269     2,944,467     2,434,007
Interdepartmental..................       6,139         9,316         7,509         5,967         6,174
                                    -----------   -----------   -----------   -----------   -----------
Total Sales of Gas.................   3,179,079     3,205,890     3,107,778     2,950,434     2,440,181
Transportation Service.............     682,693       544,539       557,403       543,097       381,497
                                    -----------   -----------   -----------   -----------   -----------
    Total Gas Sold and Transported..  3,861,772     3,750,429     3,665,181     3,493,531     2,821,678
                                    ===========   ===========   ===========   ===========   ===========
(a) Non-Required - The sale of excess generation both energy and capacity to other power producers.
(b) Wholesale - Consists of sales for resale to municipalities and to an out of state electric cooperative under negotiated contracts.  Prior to 1994, these sales for resale were treated as industrial sales.


EDHI

     EDHI, a wholly owned, direct subsidiary of Enterprise, is incorporated under the laws of New Jersey and is the parent company of EDC, CEA, PSRC, EGDC, Capital and Funding. EDHI's principal executive offices are located at One Riverfront Plaza, Newark, New Jersey 07102. EDHI's focus is on investment in the independent energy market. For a discussion of the impact on EDHI of Enterprise's agreement with the BPU regarding utility/nonutility activities, see Regulation.

  EDC

     On December 6, 1995, Enterprise announced that EDHI is pursuing the divestiture of EDC. Enterprise anticipates that, subject to satisfying certain conditions, EDHI will divest EDC during 1996, but no formal plan of divestiture has been approved. The decision stems from Enterprise's belief that EDC is not fully recognized in the value of Enterprise's Common Stock and that, with the advent of the energy futures market, it is not necessary for Enterprise to own large volumes of oil and gas.

     EDC, a New Jersey corporation, has its principal executive offices at 1000 Louisiana Street, Suite 2900, Houston, Texas 77002. EDC is an oil and gas exploration and production and marketing company with principal operations both onshore and offshore in the southern United States and a growing international production base. EDC will continue to pursue a program to grow its reserve base through a combination of strategic acquisitions, high potential exploration activities and exploitation of its acquired properties and new discoveries. EDC's worldwide 1995 production totaled 99 BCFE. Year-end 1995 proved reserves were 630 billion cubic feet of gas and 48 million barrels of oil, an increase of 6% and a decrease of 1%, respectively, compared to 1994. As of December 31, 1995 and 1994, EDC's consolidated assets aggregated $756 million and $729 million, respectively. EDC has operations encompassing about 5.6 million net acres in 13 states, offshore in the Gulf of Mexico and both onshore and offshore in the United Kingdom, Argentina, Senegal, Ireland, Tunisia and China. EDC is exempt from direct regulation by the BPU and FERC except that certain FERC approval is required to transport its gas interstate from its discovery fields. (See Note 1 -- Summary of Significant Accounting Policies of Notes.)

  CEA

     CEA, a New Jersey corporation, has its principal executive offices at 1200 East Ridgewood Avenue, Ridgewood, New Jersey 07450. CEA invests and participates in the development and operation of cogeneration, thermal and power production facilities, which include domestic QFs, two foreign EWGs and one foreign utility company. CEA is expected to be the primary vehicle for EDHI's business growth for the foreseeable future, with emphasis on international projects. CEA's two direct subsidiaries, CEA New Jersey, Inc. (CEA New Jersey) and CEA USA, Inc. (CEA USA), hold certain of its investments. CEA New Jersey's subsidiaries invest in projects in New Jersey selling power to PSE&G. CEA USA's subsidiaries invest in projects selling power to other domestic and foreign entities. CEA and/or its subsidiaries and affiliates have investments in 22 commercially operating cogeneration or independent power projects, one anthracite coal mine and one project under construction. CEA continuously evaluates the status of project development and construction in light of the realities of timely completion and the costs incurred.

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

     As of December 31, 1995 and 1994, CEA's consolidated assets aggregated $271 million and $232 million, respectively. (See Note 7 -- Long-Term Investments of Notes.)

  PSRC

     PSRC, a New Jersey corporation, has its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102. PSRC makes primarily passive investments in assets that can provide funds for future growth as well as provide incremental earnings for Enterprise. Investments have been made in leveraged and direct financing leases, project financings, venture capital funds, leveraged buyout funds, real estate limited partnerships and securities. The maturities of the portfolio's investments are also fairly diverse, with some having terms exceeding 30 years. PSRC's leveraged lease investments include a wide range of asset sectors. Some of the transactions in which PSRC and its subsidiaries participate involve other equity investors. PSRC plans to limit new investments to existing commitments and investments related to the energy business.

     PSRC has a gas marketing subsidiary which markets natural gas and associated services on an unregulated basis to commercial and industrial gas consumers nationwide.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. On December 31, 1995, $58 million remained as PSRC's unfunded commitment subject to call. As of year-end 1995 and 1994, PSRC's long-term investments aggregated $1.4 and $1.3 billion, respectively.

  EGDC

     EGDC, a New Jersey corporation having its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102, is a nonresidential real estate development and investment business. EGDC has investments in ten commercial real estate properties (two of which are developed) in several states. EGDC's strategy is to preserve and build the value of its assets to allow for the controlled disposition of its properties as the real estate market improves. As of December 31, 1995 and 1994, EGDC's consolidated assets aggregated $116 million and $189 million, respectively.

  Capital

     Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Capital serves as a financing vehicle for EDHI's businesses, borrowing on their behalf on the basis of a minimum net worth maintenance agreement with Enterprise. That agreement provides, among other things, that Enterprise (i) maintain its ownership, directly or indirectly, of all outstanding common stock of Capital, (ii) cause Capital to have at all times a positive tangible net worth of at least $100,000 and (iii) make sufficient contributions of liquid assets to Capital in order to permit it to pay its debt obligations. In 1993, Enterprise agreed with the BPU to make a good-faith effort to eliminate such Enterprise support within six to ten years. Intercompany borrowing rates are established based upon Capital's cost of funds. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. Capital's assets consist principally of demand notes of EDC, CEA and

PSRC. As of December 31, 1995 and 1994, Capital had outstanding $477.5 million and $632 million, respectively, of its long-term debt. For additional information, see Construction and Capital Requirements -- Financing Activities and MD&A -- Liquidity and Capital Resources -- EDHI.

  Funding

     Funding, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Funding serves as a financing vehicle for EDHI's businesses (excluding EGDC), borrowing on their behalf, as well as investing their short-term funds. Short-term investments are made only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established based upon Funding's cost of funds. Funding is providing both long and short-term capital for the nonutility businesses other than EGDC on the basis of an unconditional guaranty from EDHI, but without direct support from Enterprise. As of December 31, 1995 and 1994, Funding's assets consisted principally of demand notes of EDC, CEA and PSRC, all of which are pledged to Funding's lenders and which aggregated $492 million and $334 million, respectively. For additional information, see MD&A -- Liquidity and Capital Resources -- EDHI.

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

  Electric Properties

     As of December 31, 1995, PSE&G's share of installed generating capacity was 10,400 MW, as shown in the following table:

                                             INSTALLED                           NET
                                             MEGAWATT    PRINCIPAL     HEAT   GENERATION    CAPACITY
             NAME AND LOCATION               CAPACITY    FUEL USED     RATE   (000 MWH)     FACTOR(a)
-------------------------------------------- ---------   ---------    ------  ---------     ---------
Fossil
Burlington, Burlington, NJ .................    180      Oil          17,742        30          1.9
Conemaugh, New Florence, PA - 22.50%(b)(c)..    382      Coal          9,380     2,650         79.2
Hudson, Jersey City, NJ ....................    983      Coal         11,351     1,861         21.6
Kearny, Kearny, NJ .........................    292      Oil          16,221        46          1.8
Keystone, Shelocta, PA - 22.84%(b)(c).......    388      Coal          9,635     2,643         77.8
Linden, Linden, NJ .........................    415      Oil          18,007       117          3.2
Mercer, Hamilton, NJ .......................    642      Coal         10,279     2,087         37.1
Sewaren, Woodbridge Twp., NJ ...............    453      Gas          13,808       360          9.1
                                             -------                  ------  ---------     ---------
     Total Fossil...........................  3,735                   10,343     9,794         29.9
                                             -------                  ------  ---------     ---------
Nuclear (Capacity factor calculated in
  accordance with industries maximum
  dependable capability standards)
Hope Creek, Lower Alloways Creek, NJ
  95%(b)(c).................................    979      Nuclear      10,801     6,694         78.9
Peach Bottom, Peach Bottom, PA - 42.49%(b)..    930      Nuclear      10,809     6,976         93.3
Salem, Lower Alloways Creek, NJ
  42.59%(b).................................    942      Nuclear      11,088     1,923         23.4
                                             -------                  ------  ---------     ---------
     Total Nuclear(b)(c)....................  2,851                   10,843    15,593         62.9
                                             -------                  ------  ---------     ---------

Combined Cycle
Bergen, Ridgefield, NJ.....................     650      Gas           8,034     1,533         26.9
Burlington, Burlington, NJ.................     240      Gas           9,255       513         23.5
                                             -------                  ------  ---------     ---------
     Total Combined Cycle..................     890                    8,340     2,046         26.5
                                             -------                  ------  ---------     ---------
Combustion Turbine
Bayonne, Bayonne, NJ........................     42      Oil          35,297       0.4          0.1
Bergen, Ridgefield, NJ .....................     21      Oil         111,665       0.8          0.1
Burlington, Burlington, NJ..................    389      Gas          18,937       7.1          0.2
Edison, Edison Township, NJ ................    504      Gas          16,532       8.5          0.2
Essex, Newark, NJ ..........................    617      Gas          13,270     279.1          5.2
Hudson, Jersey City, NJ ....................    129      Oil          68,666       0.6           -
Kearny, Kearny, NJ .........................    504      Oil          18,352       1.7          0.4
Linden, Linden, NJ .........................    223      Oil          12,635     135.0          3.7
Mercer, Hamilton, NJ .......................    129      Oil          72,912       0.4           -
National Park, National Park, NJ ...........     21      Oil               0       0.0           -
Salem, Lower Alloways Creek, NJ
  42.59%(b).................................     16      Oil          25,189       0.3          0.1
Sewaren, Woodbridge Township, NJ ...........    129      Oil          45,613       0.8           -
                                             -------                  ------  ---------     ---------
     Total Combustion Turbine...............  2,724                   13,761     434.7         10.4
                                             -------                  ------  ---------     ---------
Diesel
Conemaugh, New Florence, PA - 22.50%(b).....      3      Oil          10,101       2.1          0.1
Keystone, Shelocta, PA - 22.84%(b)..........      2      Oil          10,448       5.5          3.1
                                             -------                  ------  ---------     ---------
     Total Diesel...........................      5                   10,354       7.6          1.7
                                             -------                  ------  ---------     ---------
Pumped Storage
Yards Creek, Blairstown, NJ - 50%(b)(c).....    195                     -          227         13.3
                                             -------                  ------  ---------     ---------
     Total PSE&G............................ 10,400(d)                10,531    28,102(e)      30.8
                                             =======                  ======  =========     =========
(a) Net generation divided by the product of weighted average generating capacity times total hours.

(b) PSE&G's share of jointly owned facility.

(c) Excludes energy for pumping and synchronous condensers.

(d) Excludes 664 MW of nonutility generation and 200 MW of capacity sales to General
Public Utilities Corporation.

(e) Excludes 5,136 MW of nonutility generation.

/TABLE

     For information regarding construction see MD&A -- Construction and Capital Expenditures.

     In addition to the generating facilities in New Jersey and Pennsylvania as indicated in the table above, as of December 31, 1995, PSE&G owned 41 switching stations with an aggregate installed capacity of 31,591,000 kilovolt-amperes, and 222 substations with an aggregate installed capacity of 7,313,000 kilovolt-amperes. In addition, 6 substations having an aggregate installed capacity of 139,250 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey.

     As of December 31, 1995, PSE&G's transmission and distribution system included 151,449 circuit miles, of which 36,007 miles were underground, and 789,106 poles, of which 534,106 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

     In addition, as of December 31, 1995, PSE&G owned 4 electric distribution headquarters and five subheadquarters in four operating divisions all located in New Jersey.

  Gas Properties

     As of December 31, 1995, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 297,300 Mcf. on an equivalent basis of 1,000 Btu/cubic foot) as shown in the following table:

                                                         Daily Capacity
        Plant                            Location           (Therms)
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
                                                            =========

     As of December 31, 1995, PSE&G owned and operated approximately 15,467 miles of gas mains, owned 12 gas distribution headquarters and one subheadquarters and leased one other subheadquarters all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by the pipeline companies.

Office Buildings and Facilities

     PSE&G leases substantially all of a 26-story office tower for its corporate headquarters at 80 Park Plaza, Newark, New Jersey, together with an adjoining three-story building. PSE&G also leases other office space at various locations throughout New Jersey for district offices and offices for various corporate groups and services. PSE&G also owns various other sites for training, testing, parking, records storage, research, repair and maintenance, warehouse facilities and for other purposes related to its business.

     EDHI owns no real property. EDHI leases its corporate headquarters at One Riverfront Plaza, Newark, New Jersey 07102. For a brief general description of the properties of the subsidiaries of EDHI, see Item 1. Business -- EDHI.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1995, Enterprise received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to nuclear operations and the current shutdown of the Salem generating station. In January, 1996, Enterprise and each of its directors except Forrest J. Remick were served with a civil complaint in a shareholder derivative action by such purported shareholder on behalf of Enterprise shareholders (Public Service Enterprise Group Incorporated by G.E. Stricklin, derivatively vs. E. James Ferland, et al., Docket No. L1068395, Superior Court of New Jersey, Law Division, Camden County filed December 27, 1995). The complaint seeks removal of certain executive officers of PSE&G and Enterprise, certain changes in the composition of Enterprise's Board of Directors, recovery of damages and certain other relief for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations. The Board of Directors has commenced an investigation of the matters raised in the October demand letter, and that investigation has not yet been completed. Following conclusion of the investigation, the Board will meet to determine what action, if any, should be taken with respect to the complaint filed in the shareholder derivative action.

     In addition, see the following, at the pages indicated:

     (1) Page 5. Proceedings before FERC relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing
Policy for Transmission Services Provided by Utilities Under the
Federal Power Act, Docket No. RM93-19.)

     (2)  Page 11. Proceedings before the BPU relating to PSE&G's
Second Largest Customer, filed January 6, 1995, in Docket No.
ER95010005.

     (3) Page 44. Requests filed in 1974 and later supplemented, to EPA and NJDEP to establish thermal discharges and intake structures for PSE&G's electric generating stations (Sewaren Generating Station, NJ 0000680; Hudson Generating Station, NJ 0000647; Kearny Generating Station, NJ 0000655; Salem Generating Station, NJ 0005622; Linden Generating Station, NJ 0000663).

     (4) Page 46. Notice of Violation issued by EPA against Eagle Point Cogeneration Partnership regarding alleged violations of air permit.

     (5) Pages 48 through 53. Various administrative actions, claims, litigation and requests for information by federal and/or state agencies, and/or private parties, under CERCLA, RCRA, and state environmental laws to compel PRPs, which may include PSE&G, to provide information with respect to transportation and disposal of hazardous substances and wastes, and/or to undertake or contribute to the costs of investigative and/or cleanup actions at various locations because of actual or threatened releases of one or more potentially hazardous substances and/or wastes.

     (6) Page 74. Proceedings before The BPU relating to New Jersey Partners in Power Plan filed January 16, 1996, in Docket No.
E096010028.

     (7) Page 115. Proceedings before the BPU relating to PSE&G's LGAC, filed October 2, 1995, in Docket No. GR9510456.

     (8) Page 116. Proceedings before the BPU relating to recovery of replacement power costs in connection with the Salem 1 shutdown, May 5, 1995, Docket No. ER94070293.

     (9) Page 116. Proceedings before the BPU relating to PSE&G's LEAC Remediation Program Costs (RAC), filed July 21, 1995, in Docket No. GR95070344.

     (10) Page 117. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, September 16, 1994, in Docket No. EX93060255.

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

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     Enterprise's Common Stock is listed on the New York Stock
Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by Enterprise, its corporate parent. As of December 31, 1995, there were 175,831 holders of record of Enterprise Common Stock.

     The following table indicates the high and low sale prices for Enterprise's Common Stock, as reported in The Wall Street Journal as Composite Transactions and dividends paid for the periods indicated:

Dividend                           High       Low      Per Share
                                   ------    -------    ---------
     Common Stock:

     1995
     First Quarter................  29 7/8     26           .54
     Second Quarter...............  30 1/4     26 3/4       .54
     Third Quarter................  29 3/4     26 3/4       .54
     Fourth Quarter...............  30 5/8     28 3/4       .54

     1994
     First Quarter................  32         27 1/4       .54
     Second Quarter...............  29 1/4     25           .54
     Third Quarter................  28 5/8     23 7/8       .54
     Fourth Quarter...............  27 1/8     25           .54

     Since 1986, PSE&G has made regular cash payments to Enterprise in the form of dividends on outstanding shares of PSE&G's Common Stock. PSE&G has paid quarterly dividends on its common stock in each year commencing in 1948, the year of the distribution of PSE&G's common stock by Public Service Corporation of New Jersey, the former parent of PSE&G. Since 1992, EDHI has made regular cash payments to Enterprise in the form of dividends on outstanding shares of EDHI's common stock. Enterprise has paid quarterly dividends in each year commencing with the corporate restructuring of PSE&G when Enterprise became the owner of all the outstanding common stock of PSE&G. While the Board of Directors of Enterprise intends to continue the practice of paying dividends quarterly, amounts and dates of such dividends as may be declared will necessarily be dependent upon Enterprise's future earnings, financial requirements and other factors. See MD&A -- Dividends.

     The ability of Enterprise to declare and to pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G has restrictions on the payments of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage and certain debenture bond indentures. Under these restrictions, dividends on PSE&G's common stock may be paid only out of PSE&G's earned surplus and may not reduce PSE&G's earned surplus to less than $10 million. PSE&G dividends on common stock would be limited to 75% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce PSE&G's Stock Equity to less than 33 1/3% of PSE&G's Total Capitalization and would be limited to 50% of Earnings Available for Public Service Enterprise Group Incorporated if payment thereof would reduce Stock Equity to less than 25% of PSE&G's Total Capitalization, as each of said terms is defined in said PSE&G's debenture bond indentures. Further, under an indenture relating to the loan to PSE&G of the proceeds of the Monthly Income Preferred Securities of Public Service Electric and Gas Capital, L.P. (see Note 4. -- Schedule of Consolidated Capital Stock and Other Securities of Notes), dividends may not be paid on PSE&G's capital stock as long as any payments on PSE&G's deferrable interest subordinated debentures issued under said indenture have been deferred or there is a default under said indenture or PSE&G's guarantee relating to the Monthly Income Preferred Securities. None of these restrictions presently limits the payment of dividends out of current earnings. The amount of Enterprise's and PSE&G's consolidated retained earnings not subject to these restrictions at December 31, 1995 was $1.6 billion and $1.4 billion, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Enterprise


     The information presented below should be read in conjunction with Enterprise Consolidated
Financial
Statements and Notes thereto.

                                                      YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------
                                 1995            1994           1993           1992          1991
                              -----------    -----------    -----------   -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $  6,164,153    $ 5,922,443   $ 5,708,590   $ 5,356,792    $ 5,111,421
Net Income..................  $    662,323    $   679,033   $   600,933   $   504,117    $   543,035
Earnings per average share
  of Common Stock...........  $       2.71    $      2.78   $      2.50   $      2.17    $      2.43
Dividends paid per share of
  Common Stock..............  $       2.16    $      2.16   $      2.16   $      2.16    $      2.13
As of December 31:
  Total Assets..............  $ 17,170,068    $16,717,440   $16,329,656   $14,777,732    $14,804,354
     Long-Term Liabilities:
       Long-Term Debt.......  $  5,189,791    $ 5,180,657   $ 5,256,321   $ 4,977,579    $ 5,128,373
       Other Long-Term
         Liabilities........  $    199,832    $   215,603   $   220,159   $   146,785    $   162,064
Preferred Stock with
  mandatory redemption......  $    150,000    $   150,000   $   150,000   $    75,000    $     --
Monthly Income Preferred
  Securities................  $    210,000    $   150,000   $     --      $     --       $     --
Ratio of Earnings to Fixed
  Charges plus Preferred
  Securities Dividend
  Requirements (A)..........          2.77           2.76          2.59          2.30           2.54

(A) Fixed charges include the preferred securities dividend requirements of PSE&G.

  PSE&G


     The information presented below should be read in conjunction with PSE&G Consolidated Financial
Statements and Notes thereto.

                                                      YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------
                                 1995           1994           1993           1992          1991
                              -----------    -----------    -----------   -----------    -----------
                                             (THOUSANDS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....  $ 5,707,245    $ 5,518,241    $ 5,290,455    $ 4,994,011   $ 4,827,655
Net Income..................  $   616,964    $   659,406    $   614,868    $   475,936   $   545,479
As of December 31:
  Total Assets..............  $14,555,577    $14,264,398    $13,984,298    $12,273,857   $12,027,970
     Long-Term Liabilities:
       Long-Term Debt.......  $ 4,586,268    $ 4,486,787    $ 4,364,437    $ 3,978,138   $ 3,933,389
       Other Long-Term
         Liabilities........  $   199,832    $   215,603    $   220,159    $   146,785   $   162,064
Preferred Stock with
  mandatory redemption......  $   150,000    $   150,000    $   150,000    $    75,000   $     --
Monthly Income Preferred
  Securities................  $   210,000    $   150,000    $     --       $     --      $     --
Ratio of Earnings to Fixed
  Charges...................         3.25           3.35           3.30           2.70          3.20
Ratio of Earnings to Fixed
  Charges plus Preferred
  Securities Dividend
  Requirements..............         2.77           2.92           2.89           2.43          2.86

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                ENTERPRISE

     Significant factors affecting the consolidated financial condition and the results of operations of Public Service Enterprise Group Incorporated (Enterprise) and its subsidiaries are described below. This discussion refers to the Consolidated Financial Statements and related Notes of Enterprise and should be read in conjunction with such statements and notes.

  Overview

     Enterprise has two direct wholly owned subsidiaries, Public
Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey.

     EDHI is the parent of Enterprise's nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer and operator of cogeneration and independent power production (IPP) facilities and exempt wholesale generators (EWGs); Public Service Resources Corporation (PSRC), which has made primarily passive investments; and Enterprise Group Development Corporation (EGDC), a diversified nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), which provides privately placed debt financing on the basis of a minimum net worth maintenance agreement from Enterprise and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing guaranteed by EDHI but without direct support from Enterprise. Enterprise has been conducting a controlled exit from the real estate business since 1993 and, in December 1995, announced that it intends to divest EDC.

     As of December 31, 1995 and December 31, 1994, PSE&G comprised 85% of Enterprise assets. For each of the years 1995, 1994 and 1993, PSE&G revenues were 93% of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 88%, 91% and 96%, respectively, of Enterprise's net income.

     The major factors which will affect Enterprise's future results include general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the ability to respond to and take advantage of opportunities arising from increasing competition in the utility business, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear programs in accordance with Nuclear Regulatory Commission (NRC) and New Jersey Board of Public Utilities
(BPU) requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (See Note 2 -- Rate Matters,
Note 10 -- Federal Income Taxes and Note 12 -- Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements ("Notes").)

  Competition

     The regulatory structure which has historically embraced the electric and gas industry is in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressures on PSE&G's ability to retain customers. In addition, new technology and interest in self generation and cogeneration have provided customers with alternative sources of energy.

     Over the last several years, the gas industry has been transformed. Today, commercial and industrial customers can negotiate their own gas purchases directly with producers or brokers, while PSE&G is required to provide intrastate transportation of such purchased gas to the customers' facilities. Although PSE&G is not providing gas sales service to certain commercial and industrial customers, to date there has been no negative impact on earnings since sales service and transportation service tariffs result in the same non-fuel revenue per therm. Additionally, as a result of this restructuring, PSE&G has been able to negotiate lower cost gas supplies for those customers who continue to be part of its bundled rate schedules. A potential significant competitive challenge could emerge if interstate pipeline companies are permitted to expand their facilities into PSE&G territory and provide intrastate transportation to customers. However, this type of expansion would require federal and state regulatory approvals not currently in existence.

     The restructuring of the electric industry is more complex and evolving at a slower pace than that of the gas industry. Federal legislation, such as the National Energy Policy Act (EPAct) has eased restrictions on independent power producers (IPP) in an effort to increase competition in the wholesale electric generation market. As the barriers to entry in the power production business have been lowered, the construction of cogeneration facilities and independent power production facilities has been growing, with the result of creating lower cost alternatives for large commercial and industrial customers. Presently, PSE&G is in the process of assessing the potential for individual arrangements with commercial and industrial customers which have such competitive alternatives, but PSE&G believes that it does not currently have a material exposure with respect to such customers.

     Further, EPAct authorized the Federal Energy Regulatory Commission
(FERC) to mandate utilities to transport and deliver or "wheel" energy for the supply of bulk power to wholesale customers. In March 1995, FERC issued a Notice of Proposed Rulemaking (NOPR) that would require utilities to (1) establish open access to all wholesale sellers and buyers, (2) offer transmission service comparable to service they provide themselves and (3) take transmission service under the same tariffs offered to other buyers and sellers. FERC's stated position is that it will ensure that utilities have a fair opportunity to recover prudently incurred investments that could become stranded costs as a result of the NOPR.

     In the wholesale electric market, other competitive pressures, such as municipalization, may also have an impact on utilities in the evolving electric power industry. Municipalization involves the acquisition and operation of existing investor-owned facilities by a municipal utility (MUNI) through condemnation, purchase or lease or the construction and operation of duplicate, parallel facilities within a municipal boundary. As a result, utilities, such as PSE&G, could lose customers (residential, commercial and industrial) in the municipality that is served by the MUNI, as well as lose the municipal entity itself as a customer.

     EPAct granted the states sole authority to mandate retail wheeling. New Jersey regulators have been reviewing existing regulations in an effort to develop a revised regulatory structure that would afford public utilities, such as PSE&G, increased flexibility to meet the competitive challenges of the future. Phase I of the New Jersey Energy Master Plan (Phase I), a two-phase plan to better manage the future energy needs of the State, has been completed. Phase I called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as the New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales, upon all energy producers. On July 20, 1995, Governor Whitman signed into law legislation which provides utilities the flexibility to propose, subject to BPU approval, alternatives to existing rate base/rate of return pricing and offer negotiated off-tariff agreements to customers with competitive options. On June 1, 1995, the BPU issued its order initiating a formal Phase II proceeding of the Master Plan. The proceeding will address wholesale and retail competition in New Jersey.

     Recoverability of stranded costs is largely dependent on the transition rules established by regulators, including FERC and the BPU. Stranded costs that could result as the industry moves to a more competitive environment include investments in generating facilities, transmission assets, purchase power agreements where the price being paid under such an agreement exceeds the market price for electricity and regulatory assets for which recovery is based solely on continued cost based regulation. At this time, management cannot predict the level of stranded costs, if any, or the extent to which regulators will allow recovery of such costs.

     Increased competition and the shift of risks and opportunities between rate payers and PSE&G resulting from PSE&G's filing of its proposed Alternative Rate Plan (discussed below) will increase the emphasis upon electric operational reliability, efficiency and cost. While the incremental cost of nuclear production is less expensive than PSE&G's other sources of generation, comparatively high embedded costs for nuclear plants increase the need for PSE&G to optimize the utilization of its nuclear generating capacity in order to make its actual generation output cost competitive.

     In order to succeed in this increasingly competitive environment, Enterprise and its subsidiaries have taken the following steps designed to retain customers, reduce costs, improve operations and strategically position itself for future operation:

1) On January 16, 1996, PSE&G filed its proposed alternative rate plan, the "New Jersey Partners in Power" Plan (Alternative Rate Plan). This seven-year proposed Alternative Rate Plan allows for a transition to a competitive energy marketplace while substantially shifting the business and financial risks and opportunities involved in such transition away from customers to PSE&G. Some of the key features of the proposal are: (a) an indexed or price-capped approach to replace the rate base/rate of return form of regulation including the discontinuance of the electric Levelized Energy Adjustment Clause
(LEAC) and the BPU's Nuclear Performance Standard (NPS), (b) a productivity gains sharing mechanism with electric and gas customers,
(c) continued recovery of costs associated with activities mandated by state or federal agencies and (d) a program of rewards and penalties based on the performance of certain key overall service indicators, such as the duration of customer power outages compared to a five year average.
For a full discussion of the Alternative Rate Plan, see Note 2 -- Rate Matters of Notes.

2) PSE&G reorganized its senior nuclear leadership team to address operation and performance issues at PSE&G operated nuclear facilities and completed a thorough work scope assessment of Salem 1 and Salem 2 in order to return these units to safe, reliable operation over the long-term.

3) PSE&G reorganized to reflect the evolution toward stand-alone energy and energy services businesses designed to compete successfully in the future. The reorganization "unbundled" the services previously provided by the electric and gas businesses. The focus is now on areas of business: Generation, Transmission and Distribution and Customer Services.

4) Also as part of the corporate reorganization, a new business was created, Enterprise Ventures & Services Corporation, to pursue products and services which can be marketed beyond traditional geographic and industry boundaries. Among these are: natural gas marketing in the wake of deregulation of that industry, conservation and energy management services and a product development venture with AT&T Corp. to pilot and eventually market two-way customer communications systems and services.

5) PSE&G developed initiatives, including the announced closure of five older, less efficient generating units, to reduce annual fossil generation operating and maintenance expenses, as well as to reduce annual fossil capital expenditures.

6) PSE&G has established a deleveraging plan to retire more than $1 billion of outstanding debt over the next five years and to fund its current five-year construction program entirely through internally generated cash.

7) PSE&G became the first utility in the Northeast to implement a service guarantee program. It covers nine key service areas and provides direct bill credits to customers should PSE&G fail to live up to its promises.

8) The Strategic Account Marketing Organization was created within PSE&G to provide more individualized service to its 200 largest customers.

9) PSE&G received BPU approval for its proposed Experimental Hourly Energy Pricing Tariff and the first service agreement thereunder with its second largest customer. This type of agreement serves as an incentive to retain customers with other energy alternatives in PSE&G's customer base, as well as in New Jersey.

10) Also in 1995, PSE&G completed the Bergen Repowering Project which improved the efficiency and environmental effectiveness of the facility. Fuel costs for the facility will be reduced by approximately $30 million annually.

11) CEA pursued business opportunities in certain international markets. During 1995, CEA closed on three projects and a strategic alliance in China and South America.

12) Enterprise announced that EDHI will pursue the divestiture of EDC. The decision to divest EDC stems from Enterprise's conclusion that ownership of large oil and natural gas reserves is no longer necessary to provide efficient energy solutions to customers and that the true market value of EDC is not reflected in the price of Enterprise Common Stock.

     Enterprise and its subsidiaries remain committed to the pursuit of initiatives to contain costs and retain customers.

  Accounting for the Effects of Regulation

     Currently, PSE&G accounts for the effects of regulation in accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In accordance with the provisions of SFAS 71, PSE&G defers certain expenses (regulatory assets) on the basis that they will be recovered from customers as part of the ratemaking process. PSE&G believes that if its proposed Alternative Rate Plan is approved essentially as proposed, it would continue to meet the criteria to account for certain utility revenues and expenses in accordance with SFAS 71. However, if future events or regulatory changes limit PSE&G's ability to establish prices to recover its costs, PSE&G might conclude that it no longer meets the application criteria to defer certain expenses in accordance with SFAS 71. If PSE&G were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operations of Enterprise and PSE&G.

     PSE&G has certain regulatory assets resulting from the use of a level of depreciation expense in the rate making process that is less than the amount that would be recorded under Generally Accepted Accounting Principles (GAAP) for non-regulated companies. PSE&G cannot presently quantify what the financial statement impact may be if depreciation expense were required to be determined absent regulation, but the impact on the financial position and results of operations of PSE&G and Enterprise could be material.

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" (SFAS 121) effective for 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. The adoption of SFAS 121 is not expected to have a material impact on the financial position or results of operations of PSE&G and Enterprise.

  PSE&G Energy and Fuel Adjustment Clauses

     Under the existing regulatory framework, PSE&G has fuel and energy tariff rate adjustment clauses, the Levelized Gas Adjustment Charge
(LGAC) and the LEAC, which are designed to permit adjustments for changes in electric energy and gas supply costs and certain other costs as approved by the BPU, when compared to cost recovery included in base rates. Presently, charges under the clauses are primarily based on energy and gas supply costs which are normally projected over twelve-month periods except for large gas commercial and industrial customers for which commencing January 1, 1996, gas supply costs are projected monthly. The changes in the clauses do not directly affect earnings because such costs are adjusted monthly to match amounts recovered through revenues except for the financing costs of carrying underrecovered balances and required interest payments on net overrecovered balances. Under the clauses, if actual costs differ from the costs recovered, the amount of the underrecovery or overrecovery is deferred. Actual costs otherwise includable in the LEAC are subject to adjustment by the BPU in accordance with the NPS. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes.) The Alternative Rate Plan proposes discontinuing LEAC and NPS and would substantially shift the risks and opportunities involved in managing changes in fuel and replacement power costs from customers to PSE&G.

  Accounting for Stock Compensation

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) is effective for fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based compensation plans and includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or by which the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The adoption of SFAS 123 is not expected to have a material impact on the financial position or results of operations of PSE&G and Enterprise.

  Corporate Policy for the Use of Derivatives

     Enterprise and its subsidiaries have established a policy to use derivatives only for the purpose of managing financial risk and not for speculative purposes. EDHI currently uses derivatives to manage financial risk for EDC and PSRC, including its subsidiary United States Energy Partners (USEP). The derivatives are used to mitigate the impact on earnings of volatile gas prices for EDC and USEP and volatile security prices for PSRC's investing activities. For details, see Note 8 -- Financial Instruments and Risk Management of Notes. Although PSE&G does not currently use derivatives, if the Alternative Rate Plan is approved as proposed, PSE&G could find derivatives to be a useful and appropriate tool in managing the volatility of fuel prices, among other things.

  Nuclear Operations

     Operation of the Salem units has continued to present challenges to PSE&G. The units have experienced equipment failures which, combined with personnel errors, have precipitated or contributed to plant events or trips which have led to a number of outages over the lifetime of the units.

     Both of the Salem units are currently out of service and their return dates are subject to completion of testing, analysis, repair activity and NRC concurrence that they are prepared to restart.
Restart of Salem 1, which had originally been scheduled for the second quarter of 1996, will be delayed for a substantial period as a result of the ongoing steam generator inspection and analysis. Salem 2, which is also undergoing steam generator inspection and analysis is still scheduled to return to service in the third quarter of 1996. The inability to successfully return these units to continuous, safe operation could have a material effect on the financial position, results of operation and net cash flows of Enterprise and PSE&G.

  Results of Operations

     Earnings per share of Enterprise Common Stock were $2.71 in 1995, $2.78 in 1994 and $2.50 in 1993.

     In 1995, Enterprise earnings decreased principally due to increased operating expenses and lower gas sales from PSE&G. These decreases in earnings were partially offset by improved electric sales, EDC revenues resulting from the settlement of litigation related to a take or pay sales contract and from gains realized on sales of properties by EDC.

     In 1994, the increase in Enterprise earnings was driven primarily by increased weather related electric and gas sales. Enterprise earnings also benefited from higher investment income from PSRC.

     PSE&G - Earnings Available to Enterprise

                                              1995 vs. 1994    1994  vs.  1993
                                             ----------------  ---------------
                                                         Per              Per
                                               Amount   Share   Amount   Share
                                               ------  ------   ------  ------
                                              (Millions, except Per Share Data)
PSE&G
Revenues (net of fuel costs and gross
  receipts taxes).............................. $  38   $ .16  $ 147    $ .60
Other operation expenses.......................    10     .04    (77)    (.32)
Maintenance expenses...........................    (4)   (.02)    (4)    (.02)
Depreciation and amortization expenses.........   (39)   (.16)   (41)    (.17)
Federal income taxes...........................   (27)   (.11)    14      .06
Interest charges...............................   (11)   (.05)    (6)    (.02)
Allowance for Funds used During  Construction
 (AFDC).........................................   (2)   (.01)    11      .05
Preferred Securities Dividend Requirements.....    (8)   (.03)    (4)    (.02)
Other income and expenses......................     7     .03      2      .01
                                                -----    -----   -----    ----
Earnings Available to Enterprise...............   (36)   (.15)    42      .17


     PSE&G - Revenues

          Electric

     Revenues increased $281 million, or 7.5%, in 1995 from 1994; 1994 revenues increased $44 million, or 1.2%, compared to 1993. The significant components of these changes follow:


                                                          Increase or (Decrease)
                                                    ------------------------------
                                                    1995 vs. 1994    1994 vs. 1993
                                                    -------------    -------------
                                                              (Millions)
Kilowatthour sales...............................       $  38            $  69
Recovery of energy costs.........................         189              (26)
NJGRT............................................          12               (4)
Other operating revenues.........................          42                5
                                                         -----            -----
Total Electric Revenues..........................       $ 281            $  44
                                                         =====            =====
          Gas

     During 1995, revenues decreased $92 million, or 5.2%, from 1994;
1994 revenues increased $184 million, or 11.6%, over 1993. The significant components of these changes follow:


                                                       Increase or (Decrease)
                                                    ------------------------------
                                                    1995 vs. 1994    1994 vs. 1993
                                                    -------------    -------------
                                                              (Millions)
  Therm sales...................................     $ (35)           $  61
  Recovery of fuel costs........................       (78)             121
  NJGRT.........................................        19              (12)
  Other operating revenues......................         2               14
                                                       -----            -----
              Total Gas Revenues................     $ (92)           $ 184
                                                       =====            =====

     During 1995, electric revenues were impacted by higher residential and commercial sales resulting from a recovering economy, warm summer weather and a modest increase in customer base. In addition, other electric revenues increased principally due to higher miscellaneous revenues from increased capacity sales to unaffiliated utilities and to wholesale customers, service reconnections, temporary services and revenues from Public Service Conservation Resources Corporation (PSCRC), PSE&G's energy services subsidiary. Capacity sales are sales for the reservation of a specified quantity of PSE&G system generating capacity and must be paid even when the energy is not taken.

     In 1995, gas revenues decreased due to the mild winter weather, partially offset by revenues resulting from the rapidly growing off system sales and higher gas service contract revenues. Off system sales are sales of excess gas to brokers and other utilities which are not part of PSE&G's firm customer base. Earnings on these sales are shared between the firm customer and PSE&G on an 80/20 split, respectively.

     In 1994, electric and gas revenues benefited from weather related sales which primarily impacted electric commercial sales and all firm gas rate schedules. Other electric revenues increased principally due to increased capacity sales to unaffiliated utilities and increased miscellaneous revenues, partially offset by lower energy sales to the unaffiliated utilities. Other gas revenues were significantly impacted by a one time $10 million legal settlement of a gas contract.

     PSE&G - Expenses

          Fuel Expenses

     As discussed in the PSE&G Energy and Fuel Adjustment Clauses section, variances in fuel expenses do not directly affect earnings because of the adjustment clause mechanism. However, if the proposed Alternative Rate Plan is adopted as filed, future changes in electric fuel and replacement power costs could impact earnings.

          Other Operation Expenses

     During 1995, other operation expenses decreased $10 million from 1994 levels. PSE&G had lower nuclear and miscellaneous production expenses. Nuclear production expenses decreased during 1995 due in part to the extended outage of Salem Units 1 and 2. PSE&G also secured savings in miscellaneous expenditures, such as clerical and office supplies in its steam production area. These savings were partially offset by increased marketing expenditures for customer related programs initiated in 1995.

     During 1994, other operation expenses increased $77 million when compared to 1993 principally due to increased nuclear production expenses which were higher than 1993 levels when Salem had a refueling outage, increased transmission and distribution expenses incurred during the bitter 1994 winter and increased administrative and general expenses primarily due to a rise in personal and property damage claim expenses. The increase in personal and property damage claims was directly related to storm damage and other weather related occurrences.

          Maintenance Expenses

     Maintenance expense increased $4 million in 1995 in comparison to 1994 due to the extended outage at Salem Units 1 and 2, partially offset by decreased expenses for electric and gas distribution facilities. Maintenance expense for 1994 was $4 million higher than in 1993 primarily due to the 1994 Hope Creek refueling outage and increased expenses for gas distribution facilities which resulted from the extremely cold weather during January and February 1994.

          Depreciation and Amortization Expenses

     Depreciation and Amortization expenses increased $39 million in 1995 when compared to 1994 and $41 million in 1994 when compared to 1993. The increases in 1995 and 1994 are attributable to increased depreciation expenses directly related to increases in plant in service.

          Federal Income Taxes

     In 1995, Federal Income Taxes increased $27 million from 1994 and 1994 Federal Income Taxes decreased $14 million from 1993. The 1995 taxes were higher than 1994 principally due to the receipt of a non-taxable insurance benefit in 1994 and to higher pre-tax operating income. Federal Income Taxes decreased in 1994 due to the receipt of a non-taxable insurance benefit, partially offset by higher pre-tax operating income.

          Interest Charges

     In 1995, interest charges were $11 million higher than in 1994 and, in 1994, interest charges were $6 million higher than in 1993. The primary reason for the 1995 increase was higher interest charges on miscellaneous liabilities, while the driving force behind the 1994 increase was a higher average daily balance of short-term debt outstanding at higher interest rates.

          Allowance for Funds Used During Construction

     In 1995, there was a $2 million decrease in AFDC income principally due to a decrease in construction expenditures. In 1994, AFDC income was $11 million higher than the 1993 level due to increased construction resulting from the repowering of the Bergen Generating Station.

     Preferred Securities

     Dividend requirements on preferred securities increased $8 million in 1995 compared to 1994 and $4 million in 1994 compared to 1993. The increases are the result of the issuance of higher rate Monthly Income Preferred Securities used to redeem certain issues of PSE&G Preferred Stock.

     EDHI - Net Income

                                    1995 vs. 1994      1994  vs.  1993
                                  ----------------    ----------------
                                             Per                  Per
                                   Amount    Share      Amount     Share
                                   ------   ------      ------    ------
                                     (Millions, except Per Share Data)

     PSRC.....................    --        --       14        .06
     CEA......................    (4)     (.02)       2        .01
     EDC......................    23       .10      (34)      (.14)
     EGDC.....................     1        --       54        .22
                               -----      -----    -----     -----
             Total............    20       .08       36        .15
                               =====      =====    =====     =====

     The net income of EDHI was $80 million in 1995, a $20 million increase over 1994. EDC's income increased $23 million primarily due to the realization of a settlement related to a take-or-pay sales contract. EDC's gains from property sales, higher oil prices and volumes and reduced depreciation, depletion and amortization (DD&A) expenses also contributed to higher earnings but were substantially offset by lower gas prices and volumes. CEA's earnings decreased $4 million compared to 1994 due to higher interest and development expenses.

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

  Dividends

     The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G has made regular payments to Enterprise in the form of dividends on outstanding shares of its common stock since Enterprise was formed in 1986. In addition, commencing in 1992, EDHI has also made payments to Enterprise in the form of dividends on its outstanding common stock. Since 1992, Enterprise has maintained a constant rate of common stock dividends. Management believes that gradually reducing the common stock dividend payout ratio is a prudent policy.

     Dividends paid to holders of Enterprise Common Stock increased $.5 million during 1995 compared to 1994 and increased $6 million during 1994 compared to 1993. Such increases were due to the issuance of additional shares of Enterprise Common Stock.

     Dividends paid to holders of PSE&G's Preferred Stock decreased $6.7 million during 1995 compared to 1994 and increased $2 million during 1994 compared to 1993. The 1995 decrease in such dividends was due to the redemption of certain series of Preferred Stock. The increase in 1994 was due to the issuance of additional shares of Preferred Stock. (See Liquidity and Capital Resources.)

     Dividends paid to holders of Monthly Income Preferred Securities of Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership of which PSE&G is the general partner, increased $14 million during 1995 compared to 1994. The Partnership's Monthly Income Preferred Securities were first issued in 1994 and were not outstanding for the entire year. The increase in 1995 was due to the issuance of additional securities coupled with the fact that Monthly Income Preferred Securities were outstanding for the entire year. (See
Note 4 -- Schedule of Consolidated Capital Stock and Other Securities of Notes.)

  Liquidity and Capital Resources

     Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's and EDHI's construction and investment programs, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear programs in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (For additional information see the discussion of Competition above and Note 12, Commitments and Contingencies of the Notes.)

     PSE&G

     PSE&G had utility plant additions of $686 million, $887 million and $890 million, for 1995, 1994 and 1993, respectively, including AFDC of $36 million, $38 million and $27 million, respectively. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G also expended $30 million, $34 million and $48 million for the cost of plant removal (net of salvage) in 1995, 1994 and 1993, respectively. Construction expenditures from 1996 through 2000 are expected to aggregate $2.8 billion, including AFDC.
Forecasted construction expenditures are related to improvements in PSE&G's existing power plants (including nuclear fuel), transmission and distribution system, gas system and common facilities. (See Construction, Investments and Other Capital Requirements Forecast below.)

     PSE&G expects that it will be able to internally generate all of its capital requirements, including construction expenditures, over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs, as to which no assurances can be given. (See Note 2 -- Rate Matters and Note 12 -- Commitments and Contingent Liabilities of Notes.)

     EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. (See Construction, Investments and Other Capital Requirements Forecast below.) CEA is expected to be the primary vehicle for EDHI's business growth. A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric capacity required in certain regions of the world. EDC will continue to pursue a program to grow its reserve base through a combination of strategic acquisitions, high potential exploration activities and exploitation of its acquired properties and new discoveries. EDC's worldwide 1995 production totaled 99 BCFE and, at year end, EDC had proved reserves of 920 BCFE. EDC expended approximately $153 million, $188 million and $109 million in 1995, 1994 and 1993, respectively, to acquire, discover or develop domestic and international reserves. Of these expenditures, $132 million, $160 million and $92 million in 1995, 1994 and 1993, respectively, were capitalized. These amounts included capitalized interest of $4 million, $4 million and $3 million, respectively. For discussion regarding the potential divestiture of EDC, see Competition.

     PSRC will continue to limit new investments to those related to the energy businesses, while EGDC will exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. In addition, any divestiture of EDC will require the renegotiation of existing loan agreements of Funding. Any inability to extend or replace maturing debt and or existing agreements at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

     PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At December 31, 1995, $58 million remained as PSRC's unfunded commitment subject to call.

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of December 31, 1995 and 1994, EDHI had a consolidated debt to equity ratio of 1.15:1 and, for the years ended December 31, 1995, 1994 and 1993, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 2.47:1, 1.94:1 and 2.13:1, respectively. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. (See Note 6 -- Schedule of Consolidated Debt and Note 16 -- Property Impairment of Enterprise Group Development Corporation of Notes.)

     Long-Term Investments and Real Estate

     Long-term investments and real estate increased $82 million in 1995 and decreased $58 million and $67 million in 1994 and 1993, respectively. The increase in 1995 was primarily due to an increase in PSCRC's long-term investments of $49 million, PSRC's increase in investments in partnerships and leases of $52 million and CEA's increase in partnership investments of $27 million, partially offset by EGDC's property sales of $53 million. The decrease in 1994 was primarily due to a $73 million net decrease in PSE&G's investment in an insurance contract, partially offset by an increase in long-term investments of $23 million. The decrease in 1993 was due primarily to EDHI's decrease in long-term investments of $63 million. (For more details, see Note 7 -- long-term investments and Note 11 -- Leasing Activities - As Lessor of Notes.)

     Construction, Investments and Other Capital Requirements Forecast


                                           1996     1997     1998     1999   2000   TOTAL
                                         ------   ------   ------    ------ -----   ------
                                                           (MILLIONS OF DOLLARS)
PSE&G (including AFDC)
  Electric (including Nuclear)..........      464      408      383     356      342   1,953
  Gas...................................      128      117      110     106      102     563
  Miscellaneous Corporate...............       70       56       50      41       35     252
                                           ------   ------   ------  ------   ------   -----
Total PSE&G Construction Requirements...      662      581      543     503      479   2,768
                                           ------   ------   ------  ------   ------  ------
EDHI....................................      272      148      229     206      225   1,080
                                           ------   ------   ------   -----   ------  ------
Mandatory Retirement of Securities:
  PSE&G.................................      345      400      118     100      400   1,363
  EDHI..................................       91      125      195     200       78     689
                                          -------   ------   ------  ------   ------  ------
                                              436      525      313     300      478   2,052
                                          -------   ------   ------  ------   ------  ------
Working Capital and Other - net........        16      (26)      70     (21)      59      98
                                          -------   ------   ------  ------   ------  ------
          Total Capital Requirements...    $1,386   $1,228   $1,155  $  988   $1,241  $5,998
                                          =======   ======   ======  ======   ======  ======


     While the above forecast includes capital costs to comply with revised Federal Clean Air Act (CAA) requirements through 2000, it does not include additional requirements being developed under the CAA by Federal and State agencies. Such additional costs cannot be reasonably estimated at this time. PSE&G believes that such CAA costs would be recoverable from electric customers. In accordance with the proposed Alternative Rate Plan, separate mechanisms would be established to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies or otherwise out of PSE&G's control.

     Internal Generation of Cash from Operations

     Enterprise's cash from operations is generated primarily from the operating activities of PSE&G.

     Enterprise's cash provided by operations for 1995 increased $261 million to $1.493 billion from 1994. This increase was primarily due to the increase in PSE&G s revenues (partially offset by an increase in accounts receivable and unbilled revenues), an increase in the recovery of electric energy and gas costs through PSE&G's LEAC and LGAC and a decrease in PSE&G s gross receipts taxes. For additional information see Results of Operations.

     Enterprise's cash provided by operations for 1994 increased $200 million to $1.232 billion from 1993. This increase was primarily due to the increase in PSE&G's revenues (plus a decrease in accounts receivable and unbilled revenues) and an increase in the recovery of electric energy and gas costs through PSE&G's LEAC and LGAC. For additional information see Results of Operations.

     External Financings - PSE&G

     In 1995, PSE&G issued $156 million of its First and Refunding Mortgage Bonds (Bonds)/Medium-Term Notes (MTNs) for the purpose of redeeming $56 million of its higher cost Bonds and to pay a portion of its maturing bonds.

     In 1995, Partnership issued $60 million of Monthly Income
Preferred Securities, the proceeds of which were used to redeem $60 million of PSE&G's Preferred Stock.

     The BPU has authorized PSE&G to issue approximately $4.375 billion aggregate amount of additional Bonds/MTNs/Preferred Stock/Monthly Income Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new Bonds against retired Bonds and as of December 31, 1995, up to $2.840 billion aggregate amount of new Bonds against previous additions and improvements to utility plant, provided that the ratio of earnings to fixed charges is at least 2:1. At December 31, 1995 the ratio was 2.77:1.

     In January 1996, PSE&G issued $350 million of Bonds. In February 1996, the net proceeds from the sale were deposited in an escrow account for the purpose of refunding certain higher cost bonds at their respective first optional redemption dates in November 1996 and February 1997.

     The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1 billion of its short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 1, 1997. On December 31, 1995, PSE&G had $449 million of short-term debt outstanding.

     To provide liquidity for its commercial paper program, PSE&G has a $500 million one year revolving credit agreement expiring in August 1996 and a $500 million five year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provides for borrowing up to one year. On December 31, 1995, there were no borrowings outstanding under these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1996.

     PSCRC has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 7, 1996. PSCRC is presently in the process of negotiating a one year extension for this facility. As of December 31, 1995, PSCRC had $30 million outstanding under this facility.

     PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires on June 28, 1996. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1995, Fuelco had commercial paper of $88 million outstanding under such program.

     External Financings - EDHI

     Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million expiring in March 1998. As of December 31, 1995, Funding had $182 million of borrowings outstanding under this commercial paper program.

     Additionally, Funding has a $225 million revolving credit facility expiring in March 1998. As of December 31, 1995, Funding had $100 million of borrowings outstanding under this facility.

     Capital's MTN program has previously provided for an aggregate principal amount of up to $750 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. Effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. In 1995, Capital repaid $112 million of its MTNs. At December 31, 1995, Capital had total debt outstanding of $478 million, including $355 million of MTNs.

                          PSE&G

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries:
Overview; Competition; PSE&G Energy and Fuel Adjustment Clauses; Accounting for Stock Compensation; Corporate Policy for the Use of Derivatives; Nuclear Operations; Results of Operations; Dividends; Liquidity and Capital Resources; Long-Term Investments and Real Estate; Construction; Investments and Other Capital Requirements Forecast; and External Financings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           FINANCIAL STATEMENT RESPONSIBILITY - ENTERPRISE

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

     The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit Enterprise's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche, all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche, during its audit were valid and appropriate.

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

Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1995, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

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


E. James Ferland                       Robert C. Murray
Chairman of the Board,                 Vice President and
President and Chief                    Chief Financial Officer
Executive Officer




Patricia A. Rado
Vice President and Controller
Principal Accounting Officer

February 14, 1996

            FINANCIAL STATEMENT RESPONSIBILITY - PSE&G

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

     The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit PSE&G's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche, all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche, during its audit were valid and appropriate.

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

     The Internal Auditing Department conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and recommends to management, where appropriate, improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1995, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors carries out its responsibility of financial overview through the Audit Committee of Enterprise, which presently consists of six directors who are not employees of Enterprise or any of its affiliates. The Enterprise Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche, periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at any time.


E. James Ferland                       Robert C. Murray
Chairman of the Board                  Senior Vice President and
and Chief Executive Officer            Chief Financial Officer




Patricia A. Rado
Vice President and Controller
Principal Accounting Officer

February 14, 1996

                     INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

     We have audited the consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedules listed in the Index in
Item 14(b)(1). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Enterprise Group Incorporated and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992, and 1991, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1992 and 1991 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1995 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

February 14, 1996
Parsippany, New Jersey

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Public Service Electric and Gas Company:

     We have audited the consolidated balance sheets of Public Service Electric & Gas Company and its subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the consolidated financial statement schedules listed in the Index in Item 14(b)(2). These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Electric & Gas Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992, and 1991, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1992 and 1991 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1995 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

February 14, 1996
Parsippany, New Jersey

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              1995           1994            1993
                                                          ------------    ------------    ------------
                                                                    (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric............................................... $  4,020,842    $  3,739,713    $  3,696,114
  Gas....................................................    1,686,403       1,778,528       1,594,341
  Nonutility Activities..................................      456,908         404,202         418,135
                                                           ------------    ------------    ------------
         Total Operating Revenues........................    6,164,153       5,922,443       5,708,590
                                                           ------------    ------------    ------------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and Interchanged
       Power.............................................      891,782         695,763         717,136
    Gas Purchased and Materials for Gas Produced.........      961,539       1,023,956         897,885
    Other................................................    1,118,758       1,118,523       1,014,455
  Maintenance............................................      312,610         308,080         304,403
  Depreciation and Amortization..........................      674,231         634,028         601,597
  Property Impairment (note 16)..........................       --               --             77,637
  Taxes
    Federal Income Taxes (note 10).......................      353,997         312,551         313,680
    New Jersey Gross Receipts Taxes......................      612,961         583,167         597,898
    Other................................................       80,565          82,282          77,052
                                                           ------------    ------------     -----------
         Total Operating Expenses........................    5,006,443       4,758,350       4,601,743
                                                           ------------    ------------     -----------
OPERATING INCOME.........................................    1,157,710       1,164,093       1,106,847
                                                          ------------    ------------     -----------
OTHER INCOME
  Allowance for Funds Used During
    Construction -- Equity...............................        5,324          12,789          12,265
  Miscellaneous -- net...................................        8,041           6,430          (3,778)
                                                          ------------    ------------     -----------
         Total Other Income..............................       13,365          19,219           8,487
                                                          ------------    ------------     -----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES...................................    1,171,075       1,183,312       1,115,334
                                                          ------------    ------------     -----------
INTEREST CHARGES (note 6)
  Long-Term Debt.........................................      434,066         459,158         469,120
  Short-Term Debt........................................       32,822          23,962          13,860
  Other..................................................       29,172          12,805          19,554
                                                          ------------    ------------     -----------
         Total Interest Charges..........................      496,060         495,925         502,534
Allowance for Funds Used During Construction -- Debt and
  Capitalized Interest...................................      (37,208)        (33,793)        (20,833)
                                                          ------------    ------------     -----------
Net Interest Charges.....................................      458,852         462,132         481,701
                                                          ------------    ------------     -----------
Preferred Securities Dividend Requirements (note 4)......       49,426          42,147          38,114
Preferred Stock Redemption Premium.......................          474            --              --
                                                          ------------    ------------     -----------
Income before cumulative effect of accounting change.....      662,323         679,033         595,519
Cumulative effect of change in accounting for income taxes
  (note 10)..............................................        --              --              5,414
                                                          ------------    ------------     -----------
Net Income............................................... $    662,323    $    679,033    $    600,933
                                                          ============    ============     ===========
SHARES OF COMMON STOCK OUTSTANDING
  End of Year............................................  244,697,930     244,697,930     243,688,256
  Average for Year.......................................  244,697,930     244,470,794     240,663,599

EARNINGS PER AVERAGE SHARE OF COMMON STOCK
 Before cumulative effect of accounting change........... $       2.71    $       2.78    $       2.48

  Cumulative effect of change in accounting for income
    taxes................................................        --              --                .02
                                                          ------------    ------------     -----------
TOTAL EARNINGS PER AVERAGE SHARE OF COMMON STOCK......... $       2.71    $       2.78    $       2.50
                                                          ============    ============     ===========

DIVIDENDS PAID PER SHARE OF COMMON STOCK................. $       2.16    $       2.16    $       2.16
                                                          ============    ============     ===========

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                   DECEMBER 31,
                                                                           ---------------------------
                                                                              1995            1994
                                                                          -----------     -----------
                                                                           (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST (note 15)
  Electric................................................................ $13,095,103     $12,345,919
  Gas.....................................................................   2,442,572       2,318,233
  Common..................................................................     517,104         545,131
                                                                           -----------     -----------
         Total............................................................  16,054,779      15,209,283
Less: accumulated depreciation and amortization...........................   5,440,414       5,147,105
                                                                           -----------     -----------
Net.......................................................................  10,614,365      10,062,178
  Nuclear Fuel in Service, net of accumulated amortization --
    1995, $297,435; 1994, $302,906........................................     180,018         205,273
                                                                           -----------     -----------
         Net Utility Plant in Service.....................................  10,794,383      10,267,451
Construction Work in Progress, including Nuclear Fuel in Process --
  1995, $104,743; 1994, $65,429...........................................     369,082         806,934
Plant Held for Future Use.................................................      23,966          23,860
                                                                           -----------     -----------
         Net Utility Plant................................................  11,187,431      11,098,245
                                                                           -----------     -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS (notes 3,7,8,11,12 and 16)
  Long-Term Investments, net of amortization --
    1995, $7,213; 1994, $2,365, and net of valuation allowances --
    1995, $21,302; 1994, $17,104, respectively............................   1,822,160       1,625,952
  Oil and Gas Property, Plant and Equipment, net of accumulated depreciation
    and amortization -- 1995, $786,736; 1994, $748,245....................     608,015         577,913
  Real Estate, Property and Equipment, net of accumulated depreciation --
    1995, $5,063; 1994, $14,242, and net of valuation allowances --
    1995, $8,228; 1994, $23,264, respectively.............................      75,558         115,210
  Other Plant, net of accumulated depreciation and amortization --
    1995, $6,531; 1994, $4,653............................................      27,997          36,063
  Nuclear Decommissioning and Other Special Funds.........................     276,348         233,022
  Other Assets - net......................................................      55,974          85,478
                                                                           -----------     -----------
         Total Investments and Other Noncurrent Assets....................   2,866,052       2,673,638
                                                                           -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 9)......................................      76,233          67,866
  Accounts Receivable:
    Customer Accounts Receivable..........................................     525,404         434,207
    Other Accounts Receivable.............................................     260,713         211,779
    Less:  allowance for doubtful accounts................................      37,641          40,915
  Unbilled Revenues.......................................................     246,876         204,056
  Fuel, at average cost...................................................     253,360         268,927
  Materials and Supplies, net of inventory valuation reserves --
    1995, $20,100; 1994, $18,200, respectively............................     144,970         148,285
  Deferred Income Taxes (note 10).........................................      27,571          25,311
  Miscellaneous Current Assets............................................      62,631          37,356
                                                                           -----------     -----------
       Total Current Assets.............................................     1,560,117       1,356,872
                                                                           -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net............................................      70,120          88,269
  Oil and Gas Property Write-Down.........................................      36,078          41,232
  Unamortized Debt Expense................................................     123,833         134,599
  Deferred OPEB Costs (notes 1 and 13)....................................     167,189         116,476
  Underrecovered Electric Energy and Gas Costs -- net.....................     170,565         172,563
  Unrecovered Environmental Costs (notes 2 and 12)........................     130,070         138,435
  Unrecovered Plant and Regulatory Study Costs............................      35,150          37,128
  Unrecovered SFAS 109 Deferred Income Taxes (note 10)....................     769,136         791,393
  Deferred Decontamination and Decommissioning Costs (note 3).............      49,872          53,016
  Other...................................................................       5,826          15,574
                                                                           -----------     -----------
         Total Deferred Debits............................................   1,557,839       1,588,685
                                                                           -----------     -----------
           Total.......................................................... $17,171,439     $16,717,440
                                                                           ===========     ===========

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                            DECEMBER 31,
                                                    ---------------------------
                                                       1995             1994
                                                    -----------     -----------
                                                        (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4 and 6)
  Common Equity
     Common Stock..................................  $ 3,801,157   $ 3,801,157
     Retained Earnings.............................    1,643,785     1,510,010
                                                     -----------   -----------
          Total Common Equity......................    5,444,942     5,311,167
Subsidiaries' Securities and Obligations
  Preferred Securities
     Preferred Stock Without Mandatory Redemption..      324,994       384,994
     Preferred Stock With Mandatory Redemption.....      150,000       150,000
     Monthly Income Preferred Securities...........      210,000       150,000
  Long-Term Debt...................................    5,189,791     5,180,657
                                                     -----------   -----------
          Total Capitalization.....................   11,319,727    11,176,818
                                                     -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning and Low Level
     Radwaste Costs (note 3)........................      50,449        56,149
  Environmental Costs (notes 2 and 12)..............      96,272       105,684
  Capital Lease Obligations.........................      53,111        53,770
                                                     -----------   -----------
          Total Other Long-Term Liabilities.........     199,832       215,603
                                                     -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year................      90,630       499,738
  Commercial Paper and Loans (note 6)...............     849,567       491,586
  Book Overdrafts...................................      70,014        86,576
  Accounts Payable..................................     567,787       433,471
  Other Taxes Accrued...............................      34,678        44,149
  Interest Accrued..................................     108,245       107,962
  Estimated Liability for Vacation Pay..............      17,089        27,080
  Customer Deposits.................................      32,785        33,698
  Liability for Injuries and Damages................      38,141        29,814
  Miscellaneous Environmental Liabilities...........      16,954        15,365
  Other.............................................      95,907        87,480
                                                     -----------    ----------
          Total Current Liabilities.................   1,921,797     1,856,919
                                                     -----------    ----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 10).......   3,094,620     2,905,390
  Accumulated Deferred Investment Tax Credits ......     392,324       412,466
  Deferred OPEB Costs (notes 1 and 13)..............     167,189       116,476
  Other.............................................      75,950        33,768
                                                     -----------    ----------
          Total Deferred Credits....................   3,730,083     3,468,100
                                                     -----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)

          Total..................................... $17,171,439   $16,717,440
                                                     ===========   ===========

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1995          1994          1993
                                                       ----------    ----------    ---------
                                                               (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................  $  662,323    $  679,033    $  600,933
  Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and Amortization...................     674,231       634,028       601,597
     Amortization of Nuclear Fuel....................      75,028        95,173       102,718
     Recovery (Deferral) of Electric Energy
       and Gas Costs -- net..........................       1,998      (110,529)     (184,770)
     Loss from Property Impairments..................        --            --          77,637
     Cumulative Effect of Change in Accounting for
       Income Taxes..................................        --            --          (5,414)
     Unrealized Gains on Investments -- net..........     (46,668)      (26,329)       (8,694)
     Provision for Deferred Income Taxes -- net......     145,092       138,919       168,406
     Investment Tax Credits -- net...................     (20,142)      (20,247)      (11,655)
     Allowance for Funds Used During Construction --
       Debt and Equity and Capitalized Interest......     (42,532)      (46,582)      (33,098)
     Proceeds from Leasing Activities -- net.........      37,652        27,682        14,780
     Changes in certain current assets and liabilities
       Net (increase) decrease in Accounts Receivable
          and Unbilled Revenues......................    (186,225)       84,440       (68,382)
       Net decrease in Inventory -- Fuel and Materials
          and Supplies...............................      18,882        41,169        16,438
       Net increase (decrease) in Accounts Payable...     134,316       (85,790)       95,331
       Net decrease in Accrued Taxes.................     (17,279)     (258,818)     (293,919)
       Net change in Other Current Assets and
          Liabilities................................     (12,005)       36,748       (19,505)
     Other...........................................      68,244        42,893       (20,732)
                                                       ----------    ----------    ----------
          Net cash provided by operating
            activities...............................   1,492,915     1,231,790     1,031,671
                                                       ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.........    (649,883)     (849,174)     (863,294)
  Additions to Oil and Gas Property, Plant and
     Equipment, excluding Capitalized Interest.......    (127,729)     (156,302)      (88,864)
  Net (increase) decrease in Long-Term Investments
     and Real Estate.................................     (81,264)       58,416        66,659
  Increase in Decommissioning and Other Special
     Funds, excluding interest.......................     (29,617)      (35,394)      (45,508)
  Cost of Plant Removal -- net.......................     (29,674)      (33,962)      (47,791)
  Other..............................................      29,899        13,933       (14,042)
                                                       ----------    ----------    ----------
          Net cash used in investing activities......    (888,268)   (1,002,483)     (992,840)
                                                       ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt.........     357,981       (86,050)      185,654
  (Decrease) increase in Book Overdrafts.............     (16,562)       23,584       (10,078)
  Issuance of Long-Term Debt.........................     156,320       849,800     2,137,700
  Redemption of Long-Term Debt.......................    (556,294)     (593,790)   (2,083,453)
  Long-Term Debt Issuance and Redemption Costs.......      (9,177)      (29,811)      (72,114)
  Issuance of Preferred Stock........................        --          75,000        75,000
  Redemption of Preferred Stock......................     (60,000)     (120,000)         --
  Issuance of Monthly Income Preferred Securities....      60,000       150,000          --
  Issuance of Common Stock...........................        --          28,495       273,479
  Cash Dividends Paid on Common Stock................    (528,548)     (528,071)     (521,572)
  Other..............................................        --          (1,970)       (6,772)
                                                       ----------    ----------    ----------
          Net cash used in financing activities......    (596,280)     (232,813)      (22,156)
                                                       ----------    ----------    ----------
Net increase (decrease) in Cash and Cash
  Equivalents........................................       8,367        (3,506)       16,675
Cash and Cash Equivalents at Beginning of Year.......      67,866        71,372        54,697
                                                       ----------    ----------    ----------
Cash and Cash Equivalents at End of Year.............  $   76,233    $   67,866    $   71,372
                                                       ==========    ==========    ==========

Income Taxes Paid....................................  $  185,376    $  155,104    $  140,172
Interest Paid........................................  $  481,264    $  432,873    $  458,956

                 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1995           1994          1993
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,510,010    $1,361,018     $1,282,931
ADD NET INCOME.........................................     662,323       679,033        600,933
                                                         ----------    ----------     ----------
          Total........................................   2,172,333     2,040,051      1,883,864
                                                         ----------    ----------     ----------
DEDUCT
  Dividends on Common Stock(A).........................     528,548       528,071        521,572
  Capital Stock Expenses...............................       --            1,970          1,274
                                                         ----------    ----------     ----------
          Total Deductions.............................     528,548       530,041        522,846
                                                         ----------    ----------     ----------
BALANCE DECEMBER 31....................................  $1,643,785    $1,510,010     $1,361,018
                                                         ==========    ==========     ==========

(A) The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G, Enterprise's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, certain of the indentures supplemental to its Mortgage and certain other indentures.
    However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1995, 1994 and 1993 was $10 million.


                   See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1995          1994          1993
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
OPERATING REVENUES
  Electric.............................................  $4,020,842    $3,739,713     $3,696,114
  Gas..................................................   1,686,403     1,778,528      1,594,341
                                                         ----------    ----------     ----------
          Total Operating Revenues.....................   5,707,245     5,518,241      5,290,455
                                                         ----------    ----------     ----------
OPERATING EXPENSES
  Operation
     Fuel for Electric Generation and Interchanged
       Power...........................................     891,782       695,763        717,136
     Gas Purchased and Materials for Gas Produced......     961,539     1,036,701        919,870
     Other.............................................     949,400       959,859        882,641
  Maintenance..........................................     312,610       308,080        304,403
  Depreciation and Amortization........................     591,114       551,372        510,539
  Taxes
     Federal Income Taxes (note 10)....................     321,433       294,529        308,790
     New Jersey Gross Receipts Taxes...................     612,961       583,167        597,898
     Other.............................................      70,904        76,100         67,593
                                                         ----------    ----------     ----------
          Total Operating Expenses.....................   4,711,743     4,505,571      4,308,870
                                                         ----------    ----------     ----------
OPERATING INCOME.......................................     995,502     1,012,670        981,585
                                                         ----------    ----------     ----------
OTHER INCOME
  Allowance for Funds Used During
     Construction -- Equity............................       5,324        12,789         12,265
  Miscellaneous -- net.................................       7,728         6,233         (3,841)
                                                         ----------    ----------     ----------
          Total Other Income...........................      13,052        19,022          8,424
                                                         ----------    ----------     ----------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS ON
  PREFERRED SECURITIES.................................   1,008,554     1,031,692        990,009
                                                         ----------    ----------     ----------
INTEREST CHARGES (note 6)
  Long-Term Debt.......................................     357,584       366,894        364,252
  Short-Term Debt......................................      20,740        18,175          6,414
  Other................................................      28,545        10,856         19,290
                                                         ----------    ----------     ----------
          Total Interest Charges.......................     406,869       395,925        389,956
Allowance for Funds Used During Construction -- Debt...     (30,943)      (25,319)       (14,815)
                                                         ----------    ----------     ----------
Net Interest Charges...................................     375,926       370,606        375,141
                                                         ----------    ----------     ----------
Monthly Income Preferred Securities
  Dividend Requirements (note 4).......................      15,664         1,680         --
                                                         ----------    ----------     ----------
Net Income.............................................     616,964       659,406        614,868
                                                         ----------    ----------     ----------
Preferred Stock Dividend Requirements (note 4).........      33,762        40,467         38,114
Preferred Stock Redemption Premium (note 4)............         474         --            --
                                                         ----------    ----------     ----------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP
  INCORPORATED.........................................   $ 582,728    $  618,939     $  576,754
                                                         ==========    ==========     ==========

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1995           1994
                                                                   -----------     -----------
                                                                      (THOUSANDS OF DOLLARS)
UTILITY PLANT-ORIGINAL COST (note 15)
  Electric........................................................ $13,095,103     $12,345,919
  Gas.............................................................   2,442,572       2,318,233
  Common..........................................................     517,104         545,131
                                                                   -----------     -----------
          Total...................................................  16,054,779      15,209,283
Less accumulated depreciation and amortization....................   5,440,414       5,147,105
                                                                   -----------     -----------
Net...............................................................  10,614,365      10,062,178
  Nuclear Fuel in Service, net of accumulated amortization --
     1995, $297,435; 1994, $302,906...............................     180,018         205,273
                                                                   -----------     -----------
          Net Utility Plant in Service............................  10,794,383      10,267,451
Construction Work in Progress, including Nuclear Fuel in
  Process -- 1995, $104,743; 1994, $65,429........................     369,082         806,934
Plant Held for Future Use.........................................      23,966          23,860
                                                                   -----------     -----------
          Net Utility Plant.......................................  11,187,431      11,098,245
                                                                   -----------     -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization --
     1995, $6,009; 1994, $2,365, respectively....................      119,474          65,886
 Nuclear Decommissioning and Other Special Funds (note 3)........      276,348         233,022
 Other Plant, net of accumulated depreciation and amortization --
     1995, $1,905; 1994, $1,127..................................       24,976          32,879
                                                                   -----------     -----------
          Total Investments and Other Noncurrent Assets...........     420,798         331,787
                                                                   -----------     -----------
CURRENT ASSETS
  Cash and Cash Equivalents (note 9)..............................      32,373          27,498
  Accounts Receivable:
     Customer Accounts Receivable.................................     525,404         434,207
     Other Accounts Receivable....................................     163,976         151,684
     Less: allowance for doubtful accounts........................      37,641          40,915
  Unbilled Revenues...............................................     246,876         204,056
  Fuel, at average cost...........................................     253,360         268,927
  Materials and Supplies, net of inventory valuation reserves --
    1995, $20,100; 1994, $18,200, respectively....................     143,741         146,763
  Deferred Income Taxes (note 10).................................      27,571          25,311
  Miscellaneous Current Assets....................................      37,130          30,407
                                                                   -----------     -----------
          Total Current Assets....................................   1,392,790       1,247,938
                                                                   -----------     -----------
DEFERRED DEBITS (note 5)
  Property Abandonments -- net....................................      70,120          88,269
  Oil and Gas Property Write-Down.................................      36,078          41,232
  Unamortized Debt Expense........................................     122,049         132,342
  Deferred OPEB Costs (notes 1 and 13)............................     167,189         116,476
  Underrecovered Electric Energy and Gas Costs -- net.............     170,565         172,563
  Unrecovered Environmental Costs (notes 2 and 12)................     130,070         138,435
  Unrecovered Plant and Regulatory Study Costs....................      35,150          37,128
  Deferred Decontamination and Decommissioning Costs (note 3).....      49,872          53,016
  Unrecovered SFAS 109 Deferred Income Taxes (note 10)............     769,136         791,393
  Other...........................................................       5,700          15,574
                                                                   -----------     -----------
          Total Deferred Debits...................................   1,555,929       1,586,428
                                                                   -----------     -----------
            Total................................................. $14,556,948     $14,264,398
                                                                   ===========     ===========

                See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                           DECEMBER 31,
                                                    -------------------------
                                                       1995           1994
                                                    -----------   -----------
                                                      (THOUSANDS OF DOLLARS)
CAPITALIZATION (notes 4 and 6)
  Common Equity
    Common Stock...................................  $ 2,563,003   $ 2,563,003
     Contributed Capital from Enterprise...........      594,395       534,395
     Retained Earnings.............................    1,372,729     1,292,201
                                                     -----------   -----------
          Total Common Equity......................    4,530,127     4,389,599
Preferred Stock without mandatory redemption.......      324,994       384,994
Preferred Stock with mandatory redemption..........      150,000       150,000
Monthly Income Preferred Securities of Subsidiary..      210,000       150,000
Long-Term Debt.....................................    4,586,268     4,486,787
                                                     -----------   -----------
          Total Capitalization.....................    9,801,389     9,561,380
                                                     -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning and Low Level
      Radwaste Costs (note 3)......................       50,449        56,149
  Environmental Costs (notes 2 and 12).............       96,272       105,684
  Capital Lease Obligations (note 11)..............       53,111        53,770
                                                     -----------   -----------
          Total Other Long-Term Liabilities.........     199,832       215,603
                                                     -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year................       --          310,200
  Commercial Paper and Loans (note 6)...............     567,316       401,759
  Book Overdrafts...................................      70,014        86,576
  Accounts Payable..................................     481,632       370,005
  Accounts Payable - Associated Companies (note 19).       8,011        16,677
  Other Taxes Accrued...............................      32,767        36,030
  Interest Accrued..................................      95,811        95,721
  Estimated Liability for Vacation Pay..............      17,089        27,080
  Customer Deposits.................................      32,785        33,698
  Liability for Injuries and Damages................      38,141        29,814
  Miscellaneous Environmental Liabilities...........      16,954        15,365
  Other.............................................      50,751        50,778
                                                     -----------   -----------
          Total Current Liabilities.................   1,411,271     1,473,703
                                                     -----------   -----------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes (note 10).......   2,535,603     2,478,539
  Accumulated Deferred Investment Tax Credits ......     370,610       389,721
  Deferred OPEB Costs (notes 1 and 13)..............     167,189       116,476
  Other.............................................      71,054        28,976
                                                     -----------   -----------
          Total Deferred Credits....................   3,144,456     3,013,712
                                                     -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (note 12)
          Total..................................... $14,556,948   $14,264,398
                                                     ===========   ===========

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1995          1994           1993
                                                               -----------   -----------   -----------
                                                                      (THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................  $   616,964   $   659,406   $   614,868
  Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and Amortization...........................      591,114       551,372       510,539
     Amortization of Nuclear Fuel............................       75,028        95,173       102,718
     Recovery (Deferral) of Electric Energy and Gas
         Costs -- net........................................        1,998      (110,529)     (184,770)
     Provision for Deferred Income Taxes -- net..............       79,321       108,163       175,868
     Investment Tax Credits -- net...........................      (19,111)      (19,208)      (18,408)
     Allowance for Funds Used During Construction -- Debt and
       Equity................................................      (36,267)      (38,108)      (27,080)
     Changes in certain current assets and liabilities
       Net (increase) decrease in Accounts Receivable
          and Unbilled Revenues..............................     (149,583)       74,891       (78,953)
       Net decrease in Inventory -- Fuel and Materials
          and Supplies.......................................       18,589        41,163        16,920
       Net increase (decrease) in Accounts Payable...........      102,961       (99,788)       83,421
       Net decrease in Accrued Taxes.........................      (11,071)     (261,037)     (286,119)
       Net change in Other Current Assets and Liabilities....       (2,100)       36,245       (27,790)
     Other...................................................       57,158        22,763       (49,006)
                                                               -----------   -----------   -----------
       Net cash provided by operating activities.............    1,325,001     1,060,506       832,208
                                                               -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC.................     (649,883)     (849,174)     (863,294)
  Net (increase) decrease in Long-Term Investments...........      (65,189)       50,668       (26,980)
  Net increase in Decommissioning Funds and Other Special
     Funds, excluding interest...............................      (29,617)      (35,394)      (45,508)
  Cost of Plant Removal -- net...............................      (29,674)      (33,962)      (47,791)
  Other......................................................          859         1,692       (13,607)
                                                               -----------   -----------   -----------
       Net cash used in investing activities.................     (773,504)     (866,170)     (997,180)
                                                               -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Short-Term Debt.................      165,557      (130,969)      275,192
  (Decrease) increase in Book Overdrafts.....................      (16,562)       23,584       (10,078)
  Issuance of Long-Term Debt.................................      156,320       849,800     1,972,700
  Redemption of Long-Term Debt...............................     (367,039)     (478,950)   (1,716,401)
  Long-Term Debt Issuance and Redemption Costs...............       (8,462)      (29,731)      (68,227)
  Issuance of Preferred Stock................................         --          75,000        75,000
  Redemption of Preferred Stock..............................      (60,000)     (120,000)         --
  Issuance of Monthly Income Preferred Securities............       60,000       150,000          --
  Contributed Capital by Enterprise..........................       60,000         --          174,670
  Cash Dividends Paid........................................     (535,962)     (545,767)     (531,314)
  Other......................................................         (474)       (1,970)         (754)
                                                               -----------   -----------   -----------
       Net cash (used in) provided by financing activities...     (546,622)     (209,003)      170,788
                                                               -----------   -----------   -----------
Net increase (decrease) in Cash and Cash Equivalents.........        4,875       (14,667)        5,816
Cash and Cash Equivalents at Beginning of Year...............       27,498        42,165        36,349
                                                               -----------   -----------   -----------
Cash and Cash Equivalents at End of Year.....................  $    32,373   $    27,498   $    42,165
                                                               ===========   ===========   ===========

Income Taxes Paid............................................  $   279,873   $   209,196   $   172,869
Interest Paid................................................  $   399,509   $   345,867   $   356,620

                 See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1995          1994          1993
                                                         ----------    ----------     ----------
                                                                  (THOUSANDS OF DOLLARS)
BALANCE JANUARY 1......................................  $1,292,201    $1,180,532    $1,097,734
ADD NET INCOME.........................................     616,964       659,406       614,868
                                                         ----------    ----------     ----------
          Total........................................   1,909,165     1,839,938     1,712,602
                                                         ----------    ----------     ----------
DEDUCT CASH DIVIDENDS(A)
  Preferred Stock, at required rates...................      33,762        40,467        38,114
  Common Stock.........................................     502,200       505,300       493,200
ADJUSTMENT TO RETAINED EARNINGS........................         474         1,970           756
                                                         ----------    ----------     ----------
          Total Deductions.............................     536,436       547,737       532,070
                                                         ----------    ----------     ----------
BALANCE DECEMBER 31....................................  $1,372,729    $1,292,201    $1,180,532
                                                         ==========    ==========     ==========

(A) The Company has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, and certain of the indentures supplemental to its Mortgage and certain other indentures.
    However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of the Company's restricted retained earnings at December 31, 1995, 1994 and 1993 was $10 million.


                See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    Public Service Enterprise Group (Enterprise) has two direct wholly owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service to customers in certain areas in the State of New Jersey. As of December 31, 1995, PSE&G comprised 85% of Enterprise's assets and for the year ending on that date, 93% of its revenues. Of the 150,000,000 authorized shares of PSE&G common stock at December 31, 1995, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion.

    PSE&G has a finance subsidiary, PSE&G Fuel Corporation (Fuelco), providing financing, unconditionally guaranteed by PSE&G, of up to $150 million aggregate principal amount at any one time of a 42.49% interest in the nuclear fuel acquired for Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom). PSE&G also has a subsidiary, Public Service Conservation Resources Corporation (PSCRC) which offers demand side management (DSM) services to utility customers. In 1994, Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership in which PSE&G is the general partner, was formed for the purpose of issuing Monthly Income Preferred Securities. (See Note 4 -- Schedule of Consolidated Capital Stock and Other Securities.) In 1995, PSE&G created a new subsidiary, Enterprise Ventures and Services, to pursue products and services beyond traditional geographic and industry boundaries.

    EDHI is the parent of Enterprise's nonutility businesses: Energy Development Corporation (EDC), an oil and gas exploration and production and marketing company; Community Energy Alternatives Incorporated (CEA), an investor in and developer and operator of cogeneration and independent power production facilities; Public Service Resources Corporation (PSRC), which makes primarily passive investments; and Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital) and Enterprise Capital Funding Corporation (Funding).

Consolidation Policy

    The consolidated financial statements include the accounts of Enterprise and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

Regulation -- PSE&G

    The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). As a result, PSE&G maintains its accounts in accordance with their prescribed Uniform Systems of Accounts, which are the same. The applications of Generally Accepted Accounting Principles (GAAP) by PSE&G differ in certain respects from applications by non-regulated businesses. PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which will be amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. (See Note 5 -- Deferred Items.) If PSE&G were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operations of Enterprise and PSE&G.

    Amounts charged to operations for depreciation expense reflect estimated useful lives and methods, which include estimates of cost of removal and salvage, prescribed and approved by regulators rather than those that might otherwise apply to non-regulated enterprises. PSE&G cannot presently quantify what the financial statement impact may be if depreciation expense were to be determined absent regulation.

Utility Plant and Related Depreciation -- PSE&G

    Additions to utility plant and replacements of units of property are capitalized at original cost. The cost of maintenance, repairs and replacements of minor items of property is charged to appropriate expense accounts. At the time units of depreciable property are retired or otherwise disposed of, the original cost less net salvage value is charged to accumulated depreciation.

    Depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. Depreciation provisions stated in percentages of original cost of depreciable property were 3.52% in 1995, 3.51% in 1994 and 3.46% in 1993.

Use of Estimates

    The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Decontamination and Decommissioning -- PSE&G

    In 1993, FERC issued Order No. 557 on the accounting and rate-making treatment of special assessments levied under the National Energy Policy Act of 1992 (EPAct). Order No. 557 provides that special assessments are a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in the same manner as other fuel costs. In accordance with its filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies, but no assurances can be given that the BPU will authorize such recovery from customers. (See Note 2 -- Rate Matters and Note 3 -- PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel - Uranium, Decontamination and Decommissioning Fund.)

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

Long-Term Investments

    PSRC has invested in securities and limited partnerships investing in securities, which are recorded at fair value, and various leases and other limited partnerships. EGDC is a participant in the nonresidential real estate markets. CEA is an investor in and developer and operator of cogeneration and power production facilities. (See Note 7 -- Long-Term Investments.)

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

Oil and Gas Accounting -- EDC

    EDC uses the successful efforts method of accounting under which proved leasehold costs are capitalized and amortized over the proved developed and undeveloped reserves on a unit-of-production basis. Drilling and equipping costs, except exploratory dry holes, are capitalized and depreciated over the proved developed reserves on a unit-of-production basis. Estimated future abandonment costs of offshore proved properties are depreciated on a unit-of-production basis over the proved developed reserves. Estimated future abandonment costs of onshore properties are estimated to be offset by the salvage value of the tangible equipment. Unproved leasehold costs are capitalized and not amortized, pending an evaluation of the exploration results. Unproved leasehold and producing properties costs are assessed periodically to determine if an impairment of the cost of significant individual properties has occurred. The cost of an impairment is charged to expense. Costs incurred for exploratory dry holes, exploratory geological and geophysical work and delay rentals are charged to expense as incurred.

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

Allowance for Funds Used During Construction (AFDC) and Capitalized
Interest

    PSE&G -- AFDC represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1995, 1994 and 1993 were 6.98%, 6.48% and 6.96%, respectively. These rates were within the limits set by FERC.

    EDHI -- The operating subsidiaries of EDHI capitalize interest costs allocable to construction expenditures at the average cost of borrowed funds.

Pension Plan and Other Postretirement Benefits

    The employees of PSE&G, other than non represented employees commencing service after January 1, 1996, as well as those of participating affiliates, are covered by a noncontributory trusteed pension plan (Pension Plan) from the date of hire. New represented employees of PSE&G who commence service after January 1, 1996 are covered by a Cash Balance Pension Plan. The policy is to fund pension costs accrued. PSE&G also provides certain health care and life insurance benefits to active and retired employees. The portion of such costs pertaining to retirees amounted to $33 million, $29 million, and $28 million in 1995, 1994 and 1993, respectively. The current cost of these benefits is charged to expense when paid and is currently being recovered from ratepayers.

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

NOTE 2.  RATE MATTERS

Alternative Rate Plan

    On January 16, 1996, PSE&G proposed to the BPU major changes in utility regulation that include an immediate $50 million rate reduction for its electric customers, various types of rate freezes, assurances that future price increases related to controllable costs will be lower than the rate of inflation and funding of up to an aggregate of $55 million in two economic development initiatives.

     The seven-year "New Jersey Partners in Power" Plan (Plan), if approved, would give PSE&G the mechanisms and incentives to compete more effectively on several fronts, including the ability to develop revenue from non-regulated products and services, accelerate or modify depreciation schedules to help mitigate any potential stranded asset issue and more aggressively manage the control of costs. In addition, the Plan would provide the foundation for ongoing price flexibility without the need for prolonged, adversarial regulatory proceedings.

    The Plan begins the process for a transition to a more competitive energy marketplace while substantially shifting the business and financial risks and opportunities involved in this transition away from customers to PSE&G and enhancing PSE&G's ability to make the necessary human, intellectual and financial investments required to stimulate innovation and productivity.

    Key energy pricing features of the proposed Plan are as follows:

    Upon the BPU's approval of the Plan, PSE&G will reduce electric rates across the board by $50 million annually as an upfront guaranteed share of the productivity improvements that it expects to achieve over the life of the Plan.

    New rates for all PSE&G electric customers reflecting the reduction would be established through a merger of existing base tariffs and the electric Levelized Energy Adjustment Clause (LEAC) and would be frozen at these levels through December 31, 1996. In addition, the Plan proposes the elimination of the BPU's existing Nuclear Performance Standard (NPS). This discontinuance of the LEAC and NPS would result in substantially shifting the risks and opportunities involved in managing changes in fuel and replacement power costs from customers to PSE&G. Gas fuel costs will continue to be recovered on a dollar for dollar basis from customers under the existing Levelized Gas Adjustment Charge (LGAC).

    In order to create incentives to lower costs and improve efficiency and productivity, the Plan would rely on a comprehensive external price cap index based upon changes in the Gross Domestic Product Price Index (GDPPI) and a separate fuel price index mechanism, reduced by a fixed productivity offset of 0.30% to establish optional annual price changes each January 1st for electricity. In addition, the Plan would rely on an index for non-fuel gas prices calculated on the basis of changes in the GDPPI, reduced by a fixed productivity offset of 0.35%, to establish optional annual price changes each January 1st. The price cap mechanisms would become effective on January 1, 1997 and would assure that any rate increase related to controllable costs would be below the rate of inflation, guaranteeing that these costs would decline in real terms.

    Under the Plan, PSE&G would establish an initial service block equal to the first 150 kilowatthours (KWH) of usage for residential electric customers who would be protected from price cap index increases through December 31, 2002, the proposed expiration date of the Plan. Similarly, an initial service block equal to 40 therms would be set for residential gas customers and protected from index increases over the same period of time. In addition, public street lighting prices would not be subject to index increases for the life of the Plan.

    The Plan includes a productivity gains sharing mechanism. This mechanism has been designed to provide incentives to maximize efficiency and productivity improvements and ensure that electric and gas customers receive an increasing share of productivity gains using returns on equity as a proxy for these gains. The gains, which would be awarded through bill credits, would be based on a threshold earnings level defined as PSE&G's established return on equity of 12% plus a 100 basis points neutral zone above that level. Customers would receive a 10% share of the gains from the first 50 basis points above the threshold level. Their share would increase by an additional 10% for each subsequent increase of 50 basis points up to a maximum of 50%.

    Separate mechanisms also would be established to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies or otherwise out of PSE&G's control. These costs include demand side management programs, environmental remediation, costs associated with non-utility electric generators, nuclear decommissioning funding and nuclear fuel assessment costs. These mechanisms would assure that PSE&G recovers only actual costs related to these activities.

    The Plan would allow for electric and non-fuel gas prices to be changed to reflect exogenous events beyond the control of PSE&G and would be subject to modification for industry restructuring.

    The Plan calls for an increase of $50 million in annual depreciation expenses for PSE&G's Hope Creek nuclear generating station -- $25 million effective January 1, 1997, and an additional $25 million effective January 1, 1998. In addition, the Plan proposes a transfer of depreciation reserves totaling $253 million from transmission and distribution to fossil steam electric generating accounts. The Plan would permit depreciation to be changed annually following BPU review and approval.

    In addition to the pricing features, the Plan guarantees enhanced quality of customer services through PSE&G's recently established service guarantee program for electric and gas customers and specific incentive and penalty mechanisms based on various service indicators.

    The Plan would establish a program of rewards and penalties in key overall service indicators such as duration of customer power outages compared to a historic five-year average.

    In addition to these service quality incentives, the Plan would establish rewards and penalties based on the movement of PSE&G's average electric residential rate measured against the national average of residential electric rates. Rewards or penalties of up to $5 million would be implemented if comparisons indicate that PSE&G's residential rates decreased or increased by more than one-half of one percent relative to the national average.

    A major component of the Plan is a proposed economic and market development and retention assurance program. This would allow flexible pricing and promote special economic development activities designed to enhance the economic vitality of the State of New Jersey. One aspect of the program would give PSE&G the ability to quickly establish new optional electric or gas rates or individual customer contracts to serve new markets and retain or attract individual customers.

    Also under the Plan, PSE&G would fund two economic development initiatives. The first is a private sector leadership investment of $5 million in the New Jersey Fund for Community Economic Development. The second new initiative is the establishment of the PSE&G Economic Development Fund in which PSE&G would commit to investing up to $50 million for financing significant economic development projects within PSE&G's service territory over the seven years of the Plan.

    In addition, the Plan calls for establishment of a State Emissions Trading Bank (Bank) for economic development and environmental improvement. PSE&G would donate 1,000 tons of nitrogen oxide emissions credits to the Bank for use in economic development. This is intended as a key step to linking economic development with sound environmental policy and building on New Jersey's leadership role in seeking a regional solution to air pollution problems.

    Under the Plan, price levels associated with the recovery of Gross Receipts and Franchise Tax (GRFT) or successor taxes will be directly adjusted in such a manner as to insure their full and timely recovery from ratepayers.

    PSE&G cannot predict what action, if any, may be taken by the BPU with respect to the Plan.

Levelized Gas Adjustment Charge

    On October 2, 1995, PSE&G petitioned the BPU for modifications to its LGAC, requesting that:

    (a)   The LGAC be renamed to the Levelized Gas Incentive Clause
          (LGIC);

    (b) A benchmark be established for certain gas delivered from the Gulf Coast, and any difference between PSE&G's actual gas purchase costs and the benchmark price, either positive or negative, be shared 50/50 between customers and PSE&G;

    (c) The current annual LGAC rate be converted to a monthly rate for firm commercial and industrial customers; and

    (d) A fixed annual margin would be credited to LGAC for certain interruptible rate schedules, while actual margins from such sales will be retained by PSE&G. Any differences, positive or negative, will be absorbed by PSE&G.

    On December 20, 1995, the BPU approved an interim Stipulation to include the implementation of monthly pricing on the commodity portion of the LGAC rate for firm commercial and industrial customers effective January 1, 1996. The incentive proposal relating to interruptible sales (request (d)) above was withdrawn. The remaining aspects of PSE&G's October 2, 1995 petition remain the subject of continued investigation and litigation.

Electric Levelized Energy Adjustment Clause

    By Order dated May 5, 1995, the BPU approved PSE&G's LEAC. Such Order also required that a hearing be convened regarding the April 1994 Salem 1 shutdown, to determine whether PSE&G should be allowed to recover replacement power costs of approximately $8 million which have been deferred. On October 18, 1995, this matter was ordered to be transmitted to the Office of Administrative Law (OAL) for hearing. PSE&G cannot predict the outcome of this proceeding.

Remediation Adjustment Charge

    On July 21, 1995, PSE&G petitioned the BPU to recover Remediation Program costs incurred during the period August 1, 1994 through July 31, 1995. In accordance with a BPU Order dated November 4, 1994, the petition proposes to recover, effective October 1, 1995, $2.5 million from gas customers and $1.6 million from electric customers.

Consolidated Tax Benefits

    In a case affecting another utility in which neither Enterprise nor PSE&G were parties, the BPU considered the extent to which tax savings generated by nonutility affiliates included in the consolidated tax return of that utility's holding company should be considered in setting that utility's rates. In September, 1992, the BPU approved an order in such case treating certain consolidated tax savings generated after June 30, 1990 by that utility's nonutility affiliates as a reduction of its rate base. In December, 1992, the BPU issued an order approving a stipulation in PSE&G's 1992 base rate proceeding which resolved the case without separate quantification of the consolidated tax issue. The stipulation did not provide final resolution of the consolidated tax issue for any subsequent base rate filing. While Enterprise continues to account for its two wholly-owned subsidiaries on a stand-alone basis, resulting in a realization of the tax benefits by the entity generating the benefit, an ultimate unfavorable resolution of the consolidated tax issue could reduce PSE&G's and Enterprise's future revenue and net income. In addition, an unfavorable resolution may adversely impact Enterprise's nonutility investment strategy. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and nonutility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings. (See Note 10 -- Federal Income Taxes.)

Other Rate Matters

    On July 21, 1995, the BPU initiated a generic proceeding to expeditiously adopt specific standards to guide utility "off-tariff" negotiated rate agreement programs, which proceeding would consider minimum prices, confidentiality, maximum contract duration, filing requirements and such other standards as necessary for compliance with the law. A Written Summary Decision and Order was issued on October 27, 1995, which ordered each New Jersey electric utility, including PSE&G, to file initial minimum tariffs, consistent with the terms of such Order, and further, indicated that such Order will be supplemented by a Final Decision and Order to fully discuss and explain the rationale for the BPU's overall decision. On November 13, 1995 PSE&G filed its compliance filing. PSE&G cannot predict what impact, if any, the generic tariff may have on its electric revenues and earnings.

    In September 1994, the BPU initiated a generic proceeding regarding recovery of capacity costs associated with electric utility power purchases from cogeneration and small power procedures. The initial phase of the proceeding, which has been transmitted to the Office of Administrative Law, seeks to determine whether there was any such overrecovery and, if so, the amount overrecovered.

    The New Jersey Division of Ratepayer Advocate has intervened in the proceeding and alleges, among other things, that PSE&G has overrecovered such costs ranging from $250 to $300 million during the period from August 1991 to December 1994. PSE&G denies such overrecovery because its capacity cost recovery mechanisms were approved by the BPU as to each of its cogeneration contracts and as to its base rates. Additionally, PSE&G contends that a review of any individual cost item is inappropriate and that the BPU has previously found that, during the period under review, PSE&G did not overearn compared to its established return. Moreover, PSE&G contends that the Ratepayer Advocate's assertion is proscribed as retroactive ratemaking.

    While PSE&G cannot predict the outcome of this proceeding, the final resolution of this issue may impact the financial position, results from operations or net cash flows of Enterprise and PSE&G on a prospective basis.

NOTE 3.  PSE&G NUCLEAR DECOMMISSIONING AND AMORTIZATION OF NUCLEAR FUEL

    The BPU decision in PSE&G's 1992 base rate case utilized studies based on the prompt removal/dismantlement method of decommissioning for all of PSE&G's nuclear generating stations. This method consists of removing all fuel, source material and all other radioactive materials with activity levels above accepted release limits from the nuclear sites. PSE&G has an ownership interest in five nuclear units: Salem 1 and Salem 2 -- 42.59% each, Hope Creek -- 95% and Peach Bottom 2 and
3 -- 42.49% each. In accordance with rate orders received from the BPU, PSE&G has established an external master nuclear decommissioning trust for all of its nuclear units. The Internal Revenue Service (IRS) has ruled that payments to the trust are tax deductible. PSE&G's total estimated cost of decommissioning its share of these 5 nuclear units is estimated at $681 million in year-end 1990 dollars (the year that the site specific estimate was prepared), excluding contingencies. The 1992 base rate decision provided that $15.6 million of such costs are to be collected through base rates and an additional annual amount of $7.0 million in 1993 and $14 million each year thereafter are to be recovered through PSE&G's LEAC. In accordance with the filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies, but no assurances can be given that the BPU will authorize such recovery from customers (see Note 2 -- Rate Matters). At December 31, 1995 and 1994, the accumulated provision for depreciation and amortization included reserves for nuclear decommissioning for PSE&G's units of $292 million and $249 million, respectively. As of December 31, 1995 and 1994, PSE&G had contributed $220 million and $190 million, respectively, into independent external qualified and nonqualified nuclear decommissioning trust funds.

    On January 3, 1996, PSE&G filed with the BPU its 1995 nuclear plant decommissioning cost update. The filing includes decommissioning cost updates for PSE&G's respective ownership share of Salem, Hope Creek and Peach Bottom. PSE&G's filing was based on the existing Nuclear Regulatory Commission (NRC) generic formula(s). PSE&G does not believe that the NRC generic estimates provide an accurate estimate of the cost of decommissioning because the NRC formula does not factor into its cost estimates the cost of removal of nonradiological structures and equipment and interim spent fuel storage installations. PSE&G is currently completing site specific studies in order to update its filing with the BPU during 1996.

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

Uranium Enrichment Decontamination and Decommissioning Fund

    In accordance with EPAct, domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of enrichment services from the United States Department of Energy (DOE) Uranium Enrichment Enterprise (now a federal government corporation known as the United States Enrichment Corporation (USEC)). These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected. Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $67 million (adjusted for inflation). Since 1993, PSE&G has paid $17 million, resulting in a balance due of $50 million. PSE&G has deferred the expenditures incurred to date as part of deferred underrecovered electric energy costs and expects to recover its costs in the next LEAC. In accordance with the filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies, but no assurances can be given that the BPU will authorize such recovery from customers (see Note 2 -- Rate Matters).

Spent Nuclear Fuel Disposal Costs

    In accordance with the Nuclear Waste Policy Act (NWPA), PSE&G has entered into contracts with the DOE for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Fuel for Electric Generation and Interchanged Power in the Statements of Income. These costs are recovered through the LEAC. In accordance with the filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies, but no assurances can be given that the BPU will authorize such recovery from customers (see Note 2 -- Rate Matters).

NOTE 4.  SCHEDULE OF CONSOLIDATED CAPITAL STOCK AND OTHER SECURITIES

                                                                  CURRENT
                                                                 REDEMPTION
                                                  OUTSTANDING     PRICE      DECEMBER 31,  DECEMBER 31,
                                                    SHARES      PER SHARE       1995          1994
                                                 -----------   ----------   ------------  ------------
                                                               (THOUSANDS OF DOLLARS)
ENTERPRISE COMMON STOCK (no par) - note (A) --
  authorized 500,000,000 shares; issued and
  outstanding at December 31, 1995, and
  December 31, 1994, 244,697,930 shares,
  and at December 31, 1993, 243,688,256 shares.                               $3,801,157    $3,801,157

ENTERPRISE PREFERRED SECURITIES (note B)
  PSE&G CUMULATIVE PREFERRED SECURITIES (note C)
  Without Mandatory Redemption (notes D and E)
    $100 par value series
          4.08%................................    250,000       103.00        $  25,000   $   25,000
          4.18%................................    249,942       103.00           24,994       24,994
          4.30%................................    250,000       102.75           25,000       25,000
          5.05%................................    250,000       103.00           25,000       25,000
          5.28%................................    250,000       103.00           25,000       25,000
          6.80%................................    250,000       102.00           25,000       25,000
          6.92%................................    600,000        --              60,000       60,000
          7.40%................................    500,000       101.00           50,000       50,000
          7.52%................................    500,000       101.00           50,000       50,000
          7.70% (note E).......................      --           --               --          60,000

  $25 par value series

          6.75%................................    600,000         --         $   15,000    $   15,000
                                                                               ----------    ----------
          Total Preferred Stock without
            Mandatory Redemption...............                               $  324,994    $  384,994
                                                                               ==========    ==========
  With Mandatory Redemption (notes D and F)
  $100 par value series
          7.44%................................    750,000        --          $   75,000    $   75,000
          5.97%................................    750,000        --              75,000        75,000
                                                                              ----------    ----------
          Total Preferred Stock With
            Mandatory Redemption (note G)......                               $  150,000    $  150,000
                                                                              ==========    ==========

  Monthly Income Preferred Securities (notes D, F, G and H)
          9.375%...............................  6,000,000         --         $  150,000    $  150,000
          8.00%................................  2,400,000         --         $   60,000
                                                                              ----------    ----------
          Total Monthly Income Preferred Securities                           $  210,000    $  150,000
                                                                              ==========    ==========

(A) Total authorized and unissued shares include 7,302,488 shares of Enterprise Common Stock reserved for issuance through Enterprise's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 1995, no shares of Enterprise Common Stock were issued or sold and in 1994,
    1,009,674 shares were issued and sold for $28,495,122.

(B) Enterprise has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) As of December 31, 1995, there were 2,900,058 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption.  If dividends upon any shares of
    Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until  all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being again revived from time to time.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(D) At December 31, 1995, the annual dividend requirement and embedded dividend for Preferred Stock without mandatory redemption were $20,046,765 and 6.14%, respectively, and for Preferred Stock  with mandatory redemption were $10,057,500 and 6.75%, respectively.

    At December 31, 1994, the annual dividend requirement and embedded dividend for Preferred Stock without mandatory redemption were $24,666,763 and 6.39%, respectively and for Preferred Stock with mandatory redemption were $10,057,500 and 6.75%, respectively.

    At December 31, 1995, the annualized monthly income requirement of the Monthly Income Preferred
    Securities and their embedded cost were $18,862,500 and 6.04%, respectively.

    At December 31, 1994, the annualized monthly income requirement of the Monthly Income Preferred
    Securities and their embedded cost were $14,062,500 and 6.31%, respectively.

(E) On October 16, 1995, PSE&G redeemed all of the 600,000 shares of its outstanding 7.70% Cumulative
    Preferred Stock ($100 par), at a redemption price of $100.79.

(F) For information concerning fair value of financial instruments, see Note 8 -- Financial Instruments and Risk Management.

(G) On September 12, 1995, Partnership issued 2,400,000 shares of its 8% Monthly Income Preferred
    Securities, Series A, with a stated liquidation preference of $25 each.

(H) Public Service Electric and Gas Capital, L.P. (Partnership) was formed for the purpose of issuing
    Monthly Income Preferred Securities.  The proceeds of Monthly Income Preferred Securities sales are lent to PSE&G and evidenced by PSE&G's Deferrable Interest Subordinated Debentures.  If and for as
    long as payments on PSE&G's Deferred Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indenture related thereto or its guarantee thereof, PSE&G may not pay any dividends on its Capital Stock.





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

                                                      DECEMBER 31, 1995    DECEMBER 31, 1994
                                                      ------------------  ------------------
                                                      DISCOUNTED          DISCOUNTED
PROPERTY ABANDONMENTS                                    COST      TAXES     COST     TAXES
------------------------------------------------      ----------  ------- ---------- -------
                                                             (THOUSANDS OF DOLLARS)
    Atlantic Project................................  $ 58,221  $ 24,440  $ 70,130   $29,453
    LNG Project.....................................     2,992       957     7,287     2,635
    Uranium Projects................................     8,907     3,871    10,852     4,677
                                                      --------   -------  --------   -------
                                                      $ 70,120  $ 29,268  $ 88,269   $36,765
                                                      ========   =======  ========   =======

Under (Over) Recovered Electric Energy and Gas Costs -- net


     Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC.
PSE&G's deferred fuel balances as of December 31, 1995 and December 31, 1994, reflect underrecovered costs as follows:

                                                         DECEMBER 31,
                                                     -------------------
                                                      1995         1994
                                                     ------       ------
                                                          (Millions)
     Underrecovered Electric Energy Costs.........   $162.4       $172.0
     Underrecovered Gas Fuel Costs................      8.2           .6
                                                     ------       ------
          Total...................................   $170.6       $172.6
                                                     ======       ======

Unrecovered Plant and Regulatory Study Costs

    Amounts shown in the consolidated balance sheets consist of costs associated with developing, consolidating and documenting the specific design basis of PSE&G's jointly owned nuclear generating stations, as well as PSE&G's share of costs associated with the cancellation of the Hydrogen Water Chemistry System Project (HWCS Project) at Peach Bottom. PSE&G has received both BPU and FERC approval to defer and amortize, over the remaining life of the Salem and Hope Creek nuclear units, costs associated with configuration baseline documentation and the canceled HWCS Project. PSE&G has received FERC approval to defer and amortize over the remaining life of the applicable Peach Bottom units, costs associated with the configuration baseline documentation and the canceled HWCS Project. In accordance with the filed Alternative Rate Plan, PSE&G has requested to have separate mechanisms to ensure continued recovery of costs associated with activities mandated or approved by state or federal agencies or otherwise out of PSE&G's control (see Note 2 -- Rate Matters).

Unamortized Debt Expense

    Gains and losses and the costs of issuing and redeeming long-term debt for PSE&G are deferred and amortized over the life of the applicable debt.

Oil and Gas Property Write-Down

    On December 31, 1992, the BPU approved the recovery of PSE&G's deferral of an EDC write-down through PSE&G's LGAC over a ten-year period beginning January 1, 1993. At December 31, 1995 and 1994, the remaining balance to be amortized was $36.1 million and $41.2, respectively.

NOTE 6.  SCHEDULE OF CONSOLIDATED DEBT

LONG-TERM

                                                   DECEMBER 31,
                                         --------------------------
 INTEREST RATES          DUE                1995            1994
-----------------     ---------          ----------      ----------

(THOUSANDS OF DOLLARS)
PSE&G
FIRST AND REFUNDING MORTGAGE BONDS (note A)

4 3/4% - 6%          1995...........       $   --        $ 310,000
6 7/8% - 7 1/8%      1997...........         300,000       300,000
6%                   1998...........         100,000       100,000
8 3/4%               1999...........         100,000       100,000
6% - 7 5/8%          2000...........         400,000       400,000
6 1/8% - 9 1/8% 2001-2005...........       1,125,000     1,125,000
6.30% - 6.90%   2006-2010...........         177,990       234,310
6.80% - 7 3/8%  2011-2015...........         198,500       198,500
Variable        2011-2015...........          42,620          --
6.45% - 8.10%   2016-2020...........          29,600        29,600
Variable        2016-2020...........          13,700          --
5.20% - 9 1/4%  2021-2025...........       1,263,500     1,267,500
5.70% - 6.55%   2026-2030...........         244,835       244,835
5.45% - 6.40%   2031-2035...........         399,565       399,565
5% - 8%         2037................          15,001        15,001

MEDIUM-TERM NOTES
7.10% - 7.13%   1997.................        100,000          --
7.15% - 7.18%   2023.................         40,500        40,500
8.10% - 8.16%   2009.................         60,000        60,000
                                           ----------     ----------

     Total First and Refunding Mortgage
Bonds...............................      $4,610,811     $4,824,811
                                          ==========      ==========

                                                                                 DECEMBER 31,
                                                                          --------------------------
 INTEREST RATES       DUE                                                    1995             1994
-----------------     ----                                                ----------      ----------
                                                                               (THOUSANDS OF DOLLARS)
DEBENTURE BONDS UNSECURED
6%                    1998..........................................      $   18,195      $   18,195
                                                                          ----------      ----------
Total Debenture Bonds...............................................          18,195          18,195
                                                                          ----------      ----------
Principal Amount Outstanding (note F)...............................       4,629,006       4,843,006
Amounts Due Within One Year (note B)................................                        (310,200)
Net Unamortized Discount............................................         (42,738)        (46,019)
                                                                          ----------      ----------
     Total Long-Term Debt of PSE&G (note G).........................       4,586,268       4,486,787
                                                                          ----------      ----------
EDHI
CAPITAL (note C)
Senior notes
9.875% - 10.05%       1998..........................................         122,500         165,000

Medium-Term Notes
5.65% - 9.55%         1995..........................................                         112,000
9.00%                 1996..........................................          20,000          20,000
5.79% - 5.92%         1997..........................................          27,000          27,000
9.00%                 1998..........................................          75,000          75,000
8.95% - 9.93%         1999..........................................         155,000         155,000
6.54%                 2000..........................................          78,000          78,000
                                                                          ----------      ----------
Principal Amount Outstanding (note F)...............................         477,500         632,000
Amounts Due Within One Year (note B)................................         (62,482)       (154,405)
Net Unamortized Discount............................................            (901)         (1,278)
                                                                          ----------      ----------
     Total Long-Term Debt of Capital................................         414,117         476,317
                                                                          ----------      ----------
FUNDING (note D)
9.54%                 1995..........................................                          35,000
9.55%                 1996..........................................          28,000          28,000
6.85% - 9.59%         1997..........................................          55,000          55,000
9.95%                 1998..........................................          83,000          83,000
7.58%                 1999..........................................          45,000          45,000
                                                                          ----------      ----------
Principal Amount Outstanding (note F)...............................         211,000         246,000
Amounts Due Within One Year (note B)................................         (28,000)        (35,000)
                                                                          ----------      ----------
     Total Long-Term Debt of Funding................................         183,000         211,000
                                                                          ----------      ----------
EGDC MORTGAGE NOTES
10.625% - 12.75%      2012 (note F).................................           6,554           6,686
                                                                          ----------      ----------
Amounts Due Within One Year (note B)................................            (148)           (133)
                                                                          ----------      ----------
     Total Long-Term Debt of EGDC...................................           6,406           6,553
                                                                          ----------      ----------
     Total Long-Term Debt of EDHI...................................         603,523         693,870
                                                                          ----------      ----------
       Consolidated Long-Term Debt (note E).........................      $5,189,791      $5,180,657
                                                                          ==========      ==========

NOTES:

(A) PSE&G's Mortgage, securing the Bonds, constitutes a direct first mortgage lien on substantially all PSE&G'S property and franchises.

(B) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1995 are as follows:

                             SINKING
                              FUNDS                                   MATURITIES
                            ----------               ----------------------------------------------
        YEAR                 CAPITAL             PSE&G     CAPITAL     EGDC    FUNDING    TOTAL
                                                                  (THOUSANDS OF DOLLARS)
      1996..........        $ 42,500         $    --      $ 20,000   $ 148  $ 28,000  $   90,648
      1997...........         42,500            400,000     27,000     166    55,000     524,666
      1998...........         37,500            118,195     75,000     184    83,000     313,879
      1999...........           --              100,000    155,000     205    45,000     300,205
      2000...........           --              400,000     78,000     228     --        478,228
                            --------           --------   --------   -----  --------   ---------
                            $122,500         $1,018,195   $355,000   $ 931  $211,000  $1,707,626
                            ========           ========   ========   =====  ========  ==========

    In January 1996 principal amounts of $3.5 million of the above series and $16.942 million of the 8 3/4% Series HH First and Refunding
    Mortgage Bonds were reacquired.

    On February 1, 1996 a sinking fund in the principal amount of $1.5 million of the 8 3/4% Series HH First and Refunding Mortgage Bonds was met. In addition, the remaining principal amounts of $192.5 million of the 8 3/4% Series EE and $130.058 million of the 8 3/4%
    Series HH were defeased.

(C) Capital has provided up to $750 million debt financing for EDHI's businesses on the basis of a net worth maintenance agreement with Enterprise. Since January 31, 1995, Capital has agreed to limit its borrowings to no more than $650 million.

(D) Funding provides debt financing for EDHI's businesses other than EGDC on the basis of unconditional guarantees from EDHI.

(E) At December 31, 1995 and 1994, the annual interest requirement on long-term debt was $399.8 million and $422.7 million, of which $315.6 million and $335.6 million was the requirement for Bonds. The embedded interest cost on long-term debt on such date was 7.71% and 7.79%, respectively.

(F) For information concerning fair value of financial instruments, see
    Note 8 -- Financial Instruments and Risk Management.

(G) At December 31, 1995 and 1994, PSE&G's annual interest requirement on long-term debt was $330.5 million and $343.3 million, of which $315.6 million and $335.6 million, respectively, was the requirement for Bonds. The embedded interest cost on long-term debt was 7.54% and 7.59%, respectively.

    PSE&G has authorization from the BPU to issue approximately $4.375 billion aggregate amount of additional bonds/MTNs/Preferred
    Stock/Monthly Income Preferred Securities through 1997 for refunding purposes.

SHORT-TERM (Commercial Paper and Loans)

     Commercial paper represents unsecured bearer promissory notes sold through dealers at a discount with a term of nine months or less.

     Bank loans represent PSE&G's unsecured promissory notes issued under informal credit arrangements with various banks and have a term of eleven months or less.


PSE&G
-----
                                                          1995      1994
    1993
                                                         ------    ------
  ------
                                                           (Millions of
Dollars)
     Principal amount outstanding at end of year,
       primarily commercial paper......................  $ 567     $ 402
   $ 533
     Weighted average interest rate for Short-Term
       Debt at year-end................................   5.93%     6.07%
   3.34%

    PSE&G has authorization from the BPU to issue and have outstanding not more than $1 billion of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders. This authorization expires January 1, 1997.

    PSE&G has a $500 million one year revolving credit agreement expiring in August 1996 and a $500 million five year revolving credit agreement expiring in August 2000 with a group of commercial banks each of which provides for borrowing up to one year. As of December 31, 1995, there was no short-term debt outstanding under this agreement.

    PSE&G has a $50 million uncommitted Line of Credit facility extended by a bank to primarily support short-term borrowings all of which was outstanding under this facility on December 31, 1995 and is included in the table above.

    PSE&G had various Lines of Credit facility extended by a bank to primarily support the issuance of Letters of Credit. As of December 31, 1995, Letters of Credit were issued in the amount of $20.6 million.

    Fuelco has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks, which expires in June
1996.  PSE&G has guaranteed repayment of Fuelco's respective obligations.
As of December 31, 1995, 1994 and 1993, Fuelco had commercial paper of
$87.7 million, $93.7 million and $108.7 million, respectively, outstanding under such program, which amounts are included in the table above.

    PSCRC has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 7, 1996. PSCRC is presently in the process of negotiating a one year extension for this facility. As of December 31, 1995, PSCRC had $30 million outstanding under this facility, which amount is included in the table above.

    PSE&G has entered into standby financing arrangements with a bank totaling $61 million. These facilities support tax-exempt multi-mode financings done through the New Jersey Economic Development Authority and the York County (Pennsylvania) Industrial Development Authority. As of
December 31, 1995, no amounts were outstanding under such arrangements.

EDHI
----
                                                          1995      1994      1993
                                                         ------    ------    ------
                                                           (Millions of Dollars)
     Principal amount outstanding at end of year.......  $ 182     $  90     $  45
     Weighted average interest rate for Short-Term
       Debt at year-end................................   6.26%     5.97%
3.47%

    At December 31, 1995, Funding had a $225 million commercial paper program supported by a direct pay commercial bank letter of credit and revolving credit facility and a $225 million revolving credit facility, each of which expires in March
1998.  At December 31, 1995, there was $100 million outstanding under this agreement.

ENTERPRISE
----------

    At December 31, 1995, 1994 and 1993, Enterprise had a $25 million line of credit with a bank.  At December 31, 1995, 1994 and 1993, Enterprise had no borrowings under this line.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7.  LONG-TERM INVESTMENTS

     Long-Term Investments are primarily those of EDHI. A summary of Long-Term Investments is as follows:

                                                   1995       1994
                                                  ------     ------
                                               (MILLIONS OF DOLLARS)
Lease Agreements (see Note 11 -
  Leasing Activities):
    Leveraged Leases......................  $  845     $  789
    Direct-Financing Leases...............      35         76
    Other Leases..........................       6          6
                                            ------     ------
         Total............................     886        871
                                            ------     ------
Partnerships:
    General Partnerships..................     177        168
    Limited Partnerships..................     522        437
                                            ------     ------
         Total............................     699        605
                                            ------     ------
Corporate Joint Ventures..................      49         26
Securities................................      76         75
Valuation Allowances......................     (21)       (17)
Other Investments.........................     133         66
                                            ------     ------
         Total Long-Term Investments......  $1,822     $1,626
                                            ======     ======

    PSRC's leveraged leases are reported net of principal and interest on nonrecourse loans, unearned income and deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive.

    Partnership investments are those of PSRC, EGDC and CEA and are undertaken with other investors. PSRC is a limited partner in various partnerships and is committed to make investments from time to time upon the request of the respective general partners. As of December 31, 1995, $58 million remained as PSRC's unfunded commitment subject to call.

    PSRC has invested in securities and limited partnerships investing in securities, which are recorded at fair value. Realized investment gains and losses on the sale of investment securities are determined utilizing the specific cost identification method. (See Note 8 --
Financial Instruments and Risk Management.)

    As of December 31, 1995 and 1994, EDHI's long-term investments aggregated $1.7 billion and $1.6 billion, respectively, and its property, plant and equipment (net of accumulated depreciation and amortization and valuation allowances) aggregated $.7 billion. As of December 31, 1995 and December 31, 1994, EDHI comprised 15% of
Enterprise's assets.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    Enterprise's operations give rise to exposure to market risks from changes in crude oil and natural gas prices, interest rates, foreign exchange rates and security prices of investments. Enterprise's policy is to use derivatives for the purpose of managing market risk consistent with its business plans and prudent practices. Enterprise does not hold or issue financial instruments for trading purposes.

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

  Natural Gas and Crude Oil Hedging

    EDC sold natural gas futures contracts outstanding at December 31, 1995 and 1994 which hedged 21,250,000 mmbtu and 10,650,000 mmbtu, respectively. Such amounts represented approximately 26% and 13% of EDC's anticipated domestic natural gas production in 1996 and 1995, respectively, at average sales prices of $1.93 per mmbtu and $1.95 per mmbtu, respectively.

    At December 31, 1995, EDC sold crude oil futures contracts outstanding which hedged 1.5 million barrels of oil representing approximately 38% of EDC's anticipated domestic oil production in 1996 at an average price of $17.74 per barrel.

    The deferred unrealized gains (losses) at December 31, 1995 and 1994 related to EDC's futures contracts were ($5.1) million and $2.6 million, respectively.

    Through December 31, 1995 and 1994, USEP entered into swaps for future contracts to buy 4,970,000 mmbtu and 2,850,000 mmbtu of natural gas related to fixed-price sales commitments. Such swaps hedged approximately 54% and 73% of sales commitments at December 31, 1995 and 1994 at average prices of $1.78 and $1.94 per mmbtu, respectively.
USEP had deferred unrealized gains of $3.1 million at December 31, 1995 and unrealized losses of $.7 million at December 31, 1994.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Interest Rate Swap

    Capital entered into an interest rate swap in December, 1990 to allow EDHI to borrow at floating rates and effectively swap them into fixed rates. The interest differential to be received or paid under the interest rate swap agreement is accrued over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap expired on December 11, 1995.

                                           1995       1994
                                        ---------  ---------
                                        (Thousands of Dollars)

Pay-fixed swap
     Notional amount.................... $100,000   $100,000
     Pay rate...........................      8.0%       8.0%
     Average receive rate...............      6.4%       4.1%
     Year-end receive rate..............       --%       6.8%

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

  Security Swap

    During 1994, PSRC entered into two agreements to swap portions of its ownership interest in certain equity securities, held in a partnership, to the S&P 500 return. The purpose of the swaps was to minimize PSRC's exposure to the potential price volatility of such equity securities. The agreements had respective notional amounts of $17.6 million and $12.9 million.

    The aggregate notional amounts swapped and the year end unrealized gain during 1994 for these two agreements were $30.5 million and $3.8 million, respectively.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    In March 1995, the equity securities, in which PSRC had an ownership interest, were exchanged for equity securities of another entity. Consequently, PSRC terminated the security swap and realized a pre-tax gain of $3.5 million which was offset by the reversal of the $3.8 million unrealized gain at year end 1994.

Fair Value of Financial Instruments

     The estimated fair value was determined using the market quotations or values of securities with similar terms, credit ratings, remaining maturities and redemptions at the end of 1995 and 1994, respectively.


                                                     1995                        1994
                                           ------------------------    ------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                           ----------    ----------    ----------    ----------
                                                          (Thousands of Dollars)
Long-Term Debt:
  EDHI.................................... $  603,523       730,000    $  884,686    $  930,000
  PSE&G...................................  4,629,006     4,828,008     4,843,006     4,500,000

Preferred Securities Subject to
 Mandatory Redemption:
  PSE&G Cumulative Preferred Securities...    150,000       156,000       150,000       145,900
  Monthly Income Preferred Securities.....    210,000       225,300       150,000       158,300

NOTE 9.  CASH AND CASH EQUIVALENTS

     The December 31, 1995 and 1994 balances consist primarily of working funds and highly liquid marketable securities (commercial paper) with a maturity of three months or less.

NOTE 10.  FEDERAL INCOME TAXES

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                            1995          1994        1993
                                                         ----------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $  662,323   $  679,033    $600,933
    Preferred securities dividend requirements.........      34,236       40,467      38,114
    SFAS 109 Cumulative Effect.........................        --           --        (5,414)
                                                         ----------     --------    --------
         Subtotal......................................     696,559      719,500     633,633
                                                         ----------     --------    --------
    Federal income taxes:
    Operating income:
      Current provision................................     183,268      162,521     151,208
      Provision for deferred income taxes -- net(A)....     192,648      173,327     186,256
      Investment tax credits -- net....................     (21,919)     (23,297)    (23,784)
                                                         ----------     --------    --------
    Total included in operating income.................     353,997      312,551     313,680
    Miscellaneous other income:
      Current provision................................      (9,897)      (8,186)    (14,340)
      Provision for deferred income taxes(A)...........       9,816       10,422       9,815
    SFAS 90 deferred income taxes(A)...................       2,161        2,530       2,948
                                                         ----------     --------    --------
         Total Federal income tax provisions...........     356,077      317,317     312,103
                                                         ----------     --------    --------
    Pretax income......................................  $1,052,636   $1,036,817    $945,736
                                                         ==========     ========    ========

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                           1995         1994        1993
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Tax computed at the statutory rate................. $ 368,423     $362,887    $331,008
                                                         --------     --------    --------
    Increase (decrease) attributable to flow through of
      certain tax adjustments:
         Depreciation..................................    16,257       (4,597)      3,347
      Amortization of investment tax credits...........   (21,919)     (23,297)    (23,784)
      Other............................................    (6,684)     (17,676)      1,532
                                                         --------     --------    --------
         Subtotal......................................   (12,346)     (45,570)    (18,905)
                                                         --------     --------    --------
         Total Federal income tax provisions........... $(356,077)     $317,317    $312,103
                                                         ========     ========    ========
    Effective Federal income tax rate..................      33.8%        30.6%       33.0%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                           1995         1994        1993
                                                         --------     --------    --------
                                                              (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.....  $174,190    $109,106    $112,814
      Leasing Activities...............................    64,567      60,129      34,958
      Property Abandonments............................    (7,411)     (6,606)     (6,632)
      Oil and Gas Property Write-Down..................    (2,451)     (2,451)     (2,451)
      Deferred fuel costs -- net.......................    (3,601)     39,361      63,330
      Other............................................   (20,669)    (13,260)     (3,000)
                                                         --------     --------    --------
         Total.........................................  $204,625    $186,279    $199,019
                                                         ========     ========    ========

    Between the years 1987 and 1994, Enterprise's Federal alternative minimum tax (AMT) liability exceeded its regular Federal income tax liability. This excess can be carried forward indefinitely to offset regular income tax liability in future years. Enterprise commenced using these AMT credits in 1995 and expects to continue using them in future years as regular tax liability exceeds AMT. As of December 31, 1995, 1994 and 1993, Enterprise had AMT credits of $203 million, $256 million and $247 million, respectively.

    Since 1986, Enterprise has filed a consolidated Federal income tax return on behalf of itself and its subsidiaries. Prior to 1986, PSE&G filed consolidated tax returns. In March, 1992, the Internal Revenue Service (IRS) issued a Revenue Agent's Report (RAR) following completion of examination of PSE&G's consolidated tax return for 1985 and Enterprise's consolidated tax returns for 1986 and 1987, proposing various adjustments for such years which would increase Enterprise's consolidated Federal income tax liability by approximately $121 million, exclusive of interest and penalties, of which approximately $118 million is attributable to PSE&G. Interest after taxes on these proposed adjustments is currently estimated to be approximately $119 million as of December 31, 1995 and will continue to accrue at the Federal rate for large corporate underpayments, currently 11% annually.

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

    On January 1, 1993, Enterprise adopted SFAS 109 without restating prior years' financial statements which resulted in Enterprise recording a $5.4 million cumulative effect increase in its net income. Under SFAS 109, deferred taxes are provided at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Since management believes that it is probable that the effects of SFAS 109 on PSE&G, principally the accumulated tax benefits that previously have been treated as a flow-through item to customers, will be recovered from utility customers in the future, an offsetting regulatory asset was established. As of December 31, 1995, PSE&G had recorded a deferred tax liability and an offsetting regulatory asset of $769 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the 1995 Federal income tax rate of 35%.

 SFAS 109

    The following is an analysis of accumulated deferred income taxes:

      ACCUMULATED DEFERRED INCOME TAXES                 1995           1994
 ----------------------------------------            ----------     ----------
                                                   (THOUSANDS OF DOLLARS)
Assets:
Current (net)......................................    $   27,571   $   25,311
  Non-Current:
     Unrecovered Investment Tax Credits............       129,713      136,402
     Nuclear Decommissioning.......................        25,241       25,082
     Hope Creek Cost Disallowance..................         --          10,127
     Construction Period Interest and Taxes........        17,199       15,913
     Vacation Pay..................................         6,681        6,822
     AMT Credit....................................       202,655      255,828
     Real Estate Impairment........................         5,213       20,932
     Other.........................................         4,107        6,863
                                                       ----------   ----------
          Total Non-Current........................    $  390,809   $  477,969
                                                       ----------   ----------
          Total Assets.............................    $ 418,380   $  503,280
                                                       ==========   ==========
Liabilities:
  Non-Current:
     Plant Related Items...........................    $2,370,830   $2,268,688
     Leasing Activities............................       616,914      580,415
     Property Abandonments.........................        21,469       26,971
     Oil and Gas Property Write-Down...............        13,061       14,925
     Deferred Electric Energy & Gas Costs..........        56,283       59,884
     Unamortized Debt Expense......................        36,945       37,599
     Taxes Recoverable Through Future Rates (net)..       262,625      270,684
     Other.........................................       107,302      124,193
                                                       ----------   ----------
          Total Non-Current........................    $3,485,429   $3,383,359
                                                       ----------   ----------
          Total Liabilities........................    $3,485,429   $3,383,359
                                                       ==========   ==========
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets...............................    $   27,571   $   25,311
  Net Deferred Liability...........................    $3,094,620   $2,905,390
                                                       ----------   ----------
          Total....................................    $3,067,049   $2,880,079
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

    Enterprise and its other subsidiaries are not lessees in any capitalized leases.

     Utility plant includes the following amounts for capital leases at December 31:

                                                                    1995        1994
                                                                   -------    -------
                                                                 (THOUSANDS OF DOLLARS)
        Common Plant.............................................  $58,610    $58,610
        Less: Accumulated Amortization...........................    5,499      4,840
                                                                   -------    -------
        Net Assets under Capital Leases..........................  $53,111    $53,770
                                                                   =======    =======

     Future minimum lease payments for noncancelable capital and operating leases at December 31, 1995 were:

                                                                   CAPITAL    OPERATING
                                                                   LEASES     LEASES
                                                                   -------    ---------
                                                                 (THOUSANDS OF DOLLARS)
        1996.....................................................   13,174      14,616
        1997.....................................................   13,175      12,580
        1998.....................................................   13,176       8,638
        1999.....................................................   13,177       6,517
        2000.....................................................   12,834       4,449
        Later Years..............................................  189,229      12,998
                                                                  --------    --------
        Minimum Lease Payments...................................  254,765    $ 59,798
                                                                              ========
        Less: Amount representing estimated executory costs,
              together with any profit thereon, included in
              minimum lease payments.............................  126,029
                                                                  --------
        Net minimum lease payments...............................  128,736
        Less: Amount representing interest.......................   75,625
                                                                  --------
        Present value of net minimum lease payments(A)........... $ 53,111
                                                                  ========

(A) Reflected in the Consolidated Balance Sheets for 1995 and 1994 were
Capital Lease Obligations of $53.111 million and $53.770 million which includes Capital Lease Obligations due within one year of $739 thousand and $659 thousand, respectively.

     The following schedule shows the composition of rent expense included in Operating Expenses:
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Interest on Capital Lease Obligations.................  $ 6,084     $ 6,156     $ 6,074
    Amortization of Utility Plant under Capital Leases....      659         588         513
                                                            -------     -------     -------
    Net minimum lease payments relating to Capital
      Leases..............................................    6,743       6,744       6,587
    Other Lease payments..................................   27,219      28,447      22,132
                                                            -------     -------     -------
    Total Rent Expense....................................  $33,962     $35,191     $28,719
                                                            =======     =======     =======

     As Lessor


     PSRC's net investments in leveraged and direct financing leases are composed of the following elements:

                                     DECEMBER 31, 1995                     DECEMBER 31, 1994
                             ----------------------------------    ----------------------------------
                                                       (MILLIONS OF DOLLARS)
                                            DIRECT                                DIRECT
                             LEVERAGED     FINANCING               LEVERAGED     FINANCING
                              LEASES        LEASES        TOTAL     LEASES        LEASES       TOTAL
                             ---------     ---------     -------   ---------     ---------    -------

Lease rents receivable.....   $ 1,031      $    39       $ 1,070    $   990       $    92     $ 1,082
Estimated residual value...       635            8           643        622            13         635
                             --------      -------       -------   --------       -------     -------
                                1,666           47         1,713      1,612           105       1,717
Unearned and deferred income     (821)         (12)         (833)      (823)          (29)       (852)
                             --------      -------       -------   --------       -------     -------
     Total investments......      845           35           880        789            76         865
Deferred taxes..............     (405)         (11)         (416)      (333)          (20)       (353)
                             --------      -------       -------   --------       -------     -------
     Net investments........ $    440      $    24       $   464   $    456       $    56     $   512
                             ========      =======       =======   ========       =======     =======

    PSRC's other capital leases are with various regional, state and city authorities for transportation equipment and aggregated $6 million as of December 31, 1995 and 1994.

    During 1995, PSRC converted two Airbus A-300 aircraft under direct-finance leases to operating leases.  As of December 31, 1995, such aircraft had a net asset value of $11 million.  On January 31, 1996, the aircraft were sold for an amount approximating their net asset value.


NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES

Nuclear Performance Standard

    The BPU has established its NPS for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem Units 1 and 2
-- 42.59%; Hope Creek -- 95%; and Peach Bottom Units 2 and 3 -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy, Inc. (PECO).

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

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. During 1995, the five nuclear units in which PSE&G has an ownership interest aggregated a 62% combined capacity factor which resulted in a penalty for 1995 of approximately $3.5 million. On January 16, 1996, PSE&G filed its Alternative Rate Plan with the BPU which proposes the elimination of the NPS. See Note 2.

    Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the return of Hope Creek to service in early March, the return of Salem 2 in the third quarter and the continued outage of Salem 1 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 57%, which would result in a penalty ranging from $11 to $12 million. Both of the Salem units are currently out of service and their return dates are subject to completion of testing, analysis, repair activity and NRC concurrence that they are prepared to restart. Restart of Salem 1, which had originally been scheduled for the second quarter of 1996, will be delayed for a substantial period as a result of the ongoing steam generator inspection and analysis. Salem 2, which is also undergoing steam generator inspection and analysis is still scheduled to return to service in the third quarter of 1996. The inability to successfully return these units to continuous, safe operation could have a material effect on the financial position, results of operation and net cash flows of Enterprise and PSE&G.

    Certain of the owners of Salem have indicated that they may seek to hold PSE&G responsible for their share of costs of the current outage. PSE&G cannot predict what actions, if any, may be taken.

Nuclear Insurance Coverages and Assessments

    PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                       PSE&G MAXIMUM
                                          TOTAL         ASSESSMENTS
                                          SITE         FOR A SINGLE
 TYPE AND SOURCE OF COVERAGES           COVERAGES        INCIDENT
-------------------------------------   ---------      -------------
                                             (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers...........   $  200.0         $   --
 Indemnity(A)........................    8,720.3            210.2
                                        --------         --------
                                        $8,920.3 (B)     $  210.2
                                        --------         --------
Nuclear Worker Liability:
 American Nuclear Insurers(C)........   $  200.0         $    8.1
                                        --------         --------
Property Damage:
 Nuclear Mutual Limited..............   $  500.0         $    9.2
 Nuclear Electric Insurance
  Ltd. (NEIL II).....................    1,400.0              8.3(D)
 Nuclear Electric Insurance
  Ltd. (NEIL III)....................      850.0              9.2
                                        --------         --------
                                        $2,750.0         $   26.7
                                        --------         --------
Replacement Power:
 Nuclear Electric Insurance
  Ltd (NEIL I).......................   $    3.5 (E)     $   11.4

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

(D) In the event of a second industry loss triggering NEIL II - coverage, the maximum retrospective premium assessment can increase to $18.5 million.

(E) Represents limit of coverage available to co-owners of Salem and Hope Creek, for each plant. Each co-owner purchases its own policy. PSE&G is currently covered for its percent ownership interest of this limit for each plant.

    Price-Anderson sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $8.9 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by Price-Anderson. Under Price- Anderson, each party with an ownership interest in a nuclear reactor can be assessed its share of $79.3 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability," the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. PSE&G's maximum aggregate assessment per incident is $210.2 million (based on PSE&G's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $26.5 million.

    Further, a recent decision by the U.S. Court of Appeals for the Third Circuit, not involving PSE&G, held that the Price Anderson Act did not preclude awards based on state law claims for punitive damage.

    PSE&G is a member of two industry mutual insurance companies;
Nuclear Mutual Limited (NML), and Nuclear Electric Insurance Limited
(NEIL).  NML provides the primary property insurance at Salem and Hope
Creek. NEIL provides excess property insurance through its NEIL II and NEIL III policies and replacement power coverage through its NEIL I policy. Both companies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above.
Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down. All coverages at Salem and Hope Creek remain fully in effect.

Construction and Fuel Supplies

    PSE&G has substantial commitments as part of its ongoing construction program which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an electric integrated resource plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and demand side management
(DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

    Based on PSE&G's construction program, construction expenditures are expected to aggregate approximately $2.8 billion, which includes $428 million for nuclear fuel and $84 million of Allowance for Funds used During Construction (AFDC) during the years 1996 through 2000. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3%, annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to generate internally the funds necessary to satisfy its construction expenditures over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1996 through 2000.

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

    Costs incurred through December 31, 1995 for the Remediation
Program amounted to $64.6 million, net of certain insurance proceeds. In addition, at December 31, 1995, PSE&G's estimated liability for remediation costs through 1998 aggregated $96.3 million.

    In accordance with a Stipulation approved by the BPU in 1992, PSE&G is recovering through its LEAC over a six-year period $32 million of its actual remediation costs to reflect costs incurred through September 30, 1992. As of December 31, 1995, PSE&G has recovered $27.8 million of the $32 million of such costs. PSE&G is expected to recover the balance of $4.2 million in its currently filed LGAC period ending in 1996.

NOTE 13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    On January 1, 1993, Enterprise and PSE&G adopted SFAS 106 which requires that the expected cost of employees' postretirement health care and insurance benefits be charged to expense during the years in which employees render service. PSE&G elected to amortize, over 20 years, its unfunded obligation of $609.3 million at January 1, 1993. The following table discloses the significant components of the net periodic postretirement benefit obligation:

                                                         DECEMBER 31,
                                                  ---------------------------
NET PERIODIC POSTRETIREMENT BENEFIT OBLIGATION     1995      1994       1993
----------------------------------------------    -------  -------    -------
                                                           (MILLIONS)
Service cost.................................    $  8.5      $ 11.1    $ 11.7
Interest on accumulated postretirement
  obligation.................................      48.2        45.4      44.4
Amortization of transition obligation........      30.5        30.5      30.5
Amortization of Net (Gain)/Loss (a)..........      (3.8)        --        --
Deferral of current expense..................     (50.7)      (57.8)    (58.6)
                                                  ------      ------   -------
     Annual net expense......................    $ 32.7      $ 29.2    $ 28.0
                                                  ======      ======   =======

(a) Reflects change in Plan Assumptions.

    The discount rate used in determining the PSE&G net periodic postretirement benefit cost was 8.50% and 7.25% for 1995 and 1994, respectively.

    A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate of the service and interest cost components of net periodic postretirement health care cost by approximately $2.6 million, or 5.6%, and increase the accumulated postretirement benefit obligation as of December 31, 1995 by $34.8 million, or 5.9%.

    The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1995 were: medical costs for pre-age sixty-five retirees -- 13.0%, medical costs for post-age sixty-five retirees -- 9.0% and dental costs -- 7.0%; such rates are assumed to gradually decline to 5.0%, 5.0% and 5.0%, respectively, in 2011. The medical costs above include a provision for prescription drugs.

    In its 1992 base rate case, PSE&G requested full recovery of the costs associated with postretirement benefits other than pensions
(OPEB) on an accrual basis, in accordance with SFAS 106. The BPU's December 31, 1992 base rate order provided that (1) PSE&G's pay-as-you-go basis OPEB costs will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis;
(2) prudently incurred OPEB costs, that are accounted for on an accrual basis in accordance with SFAS 106, will be recoverable in future rates;
(3) PSE&G should account for the differences between its OPEB costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset; and (4) the issue of cash versus accrual accounting will be revisited and in the event that FASB or the SEC requires the use of accrual accounting for OPEB costs for rate-making purposes, the regulatory asset will be recoverable, through rates, over an appropriate amortization period.

    Accordingly, PSE&G is accounting for the differences between its SFAS 106 accrual cost and the cash cost currently recovered through rates as a regulatory asset. OPEB costs charged to expenses during 1995 were $32.6 million and accrued OPEB costs deferred were $50.7 million. The amount of the unfunded liability, at December 31, 1995, as shown below, is $717.9 million and funding options are currently being explored. The primary effect of adopting SFAS 106 on Enterprise's and PSE&G's financial reporting is on the presentation of their financial positions with minimal effect on their results of operations.

    During January 1993 and subsequent to the receipt of the Order, the FASB's Emerging Issues Task Force (EITF) concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. In accordance with the Alternative Rate Plan filed, PSE&G expects full SFAS 106 recovery in accordance with the EITF's view of such standard and believes that it is probable that any deferred costs will be recovered from utility customers within such twenty-year time period. As of December 31, 1995, PSE&G has deferred $167.2 million of such costs. However, if recovery of SFAS 106 costs is not approved by the BPU , the impact on the financial position and results of operations would be material.

    In accordance with SFAS 106 disclosure requirements, a reconciliation of the funded status of the plan is as follows:

                                                   DECEMBER 31,
                                             ----------------------
                                               1995         1994
                                             --------      --------
                                                   (MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees.................................  $(444.6)     $(379.2)
  Fully eligible active plan participants..    (52.9)       (45.7)
  Other active plan participants...........   (220.4)      (161.0)
                                             -------      -------
      Total................................   (717.9)      (585.9)

  Plan assets at fair value................     --           --
                                             -------      -------
  Accumulated postretirement benefit
   obligation in excess of plan assets.....   (717.9)      (585.9)
  Unrecognized net (gain)/loss from past
   experience different from that assumed
   And from changes in assumptions.........     32.8        (78.8)
  Unrecognized prior service cost..........      --          --
  Unrecognized transition obligation.......    517.9        548.3
                                             -------      -------
  Accrued postretirement obligation........  $(167.2)     $(116.4)
                                             =======      =======

 The discount rate used in determining the accumulated postretirement benefit obligation as of December 31, 1995 was 7.25% and 8.50% for 1995 and 1994, respectively.

NOTE 14.  PENSION PLAN

The discount rates, expected long-term rates of return on assets and average compensation growth rates used in determining the Pension
Plan's funded status and net pension cost as of December 31, 1995 and 1994 were as follows:

                                                  1995     1994
                                                 ------   ------
Funded Status:
-------------
 Discount Rate used to Determine Benefit
  Obligations.................................    7 1/4%    8-1/2%
   Average Compensation Growth to Determine
     Benefit Obligations......................      4.5%      4.5%

Net Pension Cost:
----------------
   Discount Rate...............................      8.5%   7-1/4%
   Expected Long-Term Return on Assets.........      8.5%       8%
   Average Compensation Growth.................      4.5%     5.5%

     The following table shows the Pension Plan's funded status:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                     1995          1994
                                                                  -----------   -----------
                                                                   (THOUSANDS OF DOLLARS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including vested benefits of $1,403,313 in 1995 and $1,151,677 in 1994...........  $(1,509,841)  $(1,235,930)
      Effect of projected future compensation...................     (321,545)     (261,846)
                                                                  -----------   -----------
    Projected benefit obligations...............................   (1,831,386)   (1,497,776)
    Plan assets at fair value, primarily listed equity and debt
      securities................................................    1,533,446     1,270,116
                                                                  -----------   -----------
    Projected benefit obligations in excess of plan assets......     (297,940)     (227,660)
    Unrecognized net gain (loss) from past experience and
      effects of changes in assumptions.........................      120,859        32,815
    Prior service cost not yet recognized in net pension cost...      110,213       119,783
    Unrecognized net obligations being recognized over
      16.7 years................................................       61,287        69,387
                                                                  -----------   -----------
    Accrued pension expense.....................................  $    (5,581)  $    (5,675)
                                                                  ===========   ===========


    The net pension cost for the years ending December 31, 1995, 1994 and 1993, include the following components:

                                                           1995         1994         1993
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Service cost - benefits earned during year.........  $ 37,033     $ 42,904     $ 42,948
    Interest cost on projected benefit obligations.....   124,147      108,394      103,118
    Return on assets...................................  (312,190)       5,022     (166,916)
    Net amortization and deferral......................   222,916      (90,752)      90,958
                                                         --------     --------    --------
         Total.........................................  $ 71,906     $ 65,568     $ 70,108
                                                         ========     ========    ========

    See Note 1 -- Organization and Summary of Significant Accounting Policies.

NOTE 15.  FINANCIAL INFORMATION BY BUSINESS SEGMENTS


     Information related to the segments of Enterprise's business is detailed below:

                                                                             NONUTILITY
                                           ELECTRIC        GAS       EDC     ACTIVITIES(A)  TOTAL
                                          -----------  ---------- -------- --------------  --------
                                                        (THOUSANDS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1995
Operating Revenues......................  $ 4,020,842  $1,686,403  $ 248,002  $ 208,906  $ 6,164,153
Eliminations (Intersegment Revenues)....      --           --         --          --        --
                                          -----------  ---------- ----------  ---------  -----------
Total Operating Revenues................    4,020,842   1,686,403    248,002    208,906    6,164,153
                                          -----------  ---------- ----------  ---------  -----------
Depreciation and Amortization...........      503,022      88,092     77,265      5,852      674,231
Operating Income Before Income Taxes....    1,140,279     178,718     58,654    142,172    1,519,823
Capital Expenditures....................      545,997     140,153    132,098      8,364      826,612

December 31, 1995
-----------------
Net Utility Plant.......................    9,651,695   1,535,736     --          --      11,187,431
Oil and Gas Property, Plant &
  Equipment.............................       --           --       608,015      --         608,015
Other Corporate Assets..................    2,778,691     589,455    147,822  1,858,654    5,374,622
                                          -----------  ---------- ----------  ---------  -----------
Total Assets............................  $12,430,386  $2,125,191  $ 755,837 $1,858,654  $17,170,068
                                          ===========  ========== ==========  =========  ===========
FOR THE YEAR ENDED DECEMBER 31, 1994
Operating Revenues......................  $ 3,739,713  $1,778,528  $ 229,880  $ 187,067  $ 5,935,188
Eliminations (Intersegment Revenues)....      --           --        (11,179)    (1,566)     (12,745)
                                          -----------  ---------- ----------  ---------  -----------
Total Operating Revenues................    3,739,713   1,778,528    218,701    185,501    5,922,443
                                          -----------  ---------- ----------  ---------  -----------
Depreciation and Amortization...........      471,910      79,462     78,567      4,089      634,028
Operating Income Before Income Taxes....    1,083,155     226,196     39,210    133,590    1,482,151
Capital Expenditures....................      734,100     153,183    160,296      8,445    1,056,024

December 31, 1994
-----------------
Net Utility Plant.......................    9,642,177   1,456,068     --         --       11,098,245
Oil and Gas Property, Plant &
  Equipment.............................      --           --        577,913     --          577,913
Other Corporate Assets..................    2,589,348     576,806    150,973  1,724,155    5,041,282
                                          -----------  ---------- ----------  ---------  -----------
Total Assets............................  $12,231,525  $2,032,874  $ 728,886 $1,724,155  $16,717,440
                                          ===========  ========== ==========  =========  ===========
FOR THE YEAR ENDED DECEMBER 31, 1993
Operating Revenues......................  $ 3,696,114  $1,594,341  $ 278,470  $ 161,650  $ 5,730,575
Eliminations (Intersegment Revenues)....      --           --        (20,158)    (1,827)     (21,985)
                                          -----------  ---------- ----------  ---------  -----------
Total Operating Revenues................    3,696,114   1,594,341    258,312    159,823    5,708,590
                                          -----------  ---------- ----------  ---------  -----------
Depreciation and Amortization...........      441,164      69,375     86,136      4,922      601,597
Operating Income Before Income Taxes....    1,117,739     173,916     92,162     43,310    1,427,127
Capital Expenditures....................      738,362     152,012     91,988      2,026      984,388

December 31, 1993
-----------------
Net Utility Plant.......................    9,451,581   1,352,799     --         --       10,804,380
Oil and Gas Property, Plant &
  Equipment.............................      --           --        506,047     --          506,047
Other Corporate Assets..................    2,313,394     866,524    173,390  1,665,921    5,019,229
                                          -----------  ---------- ----------  ---------  -----------
Total Assets............................  $11,764,975  $2,219,323  $ 679,437 $1,665,921  $16,329,656
                                          ===========  ========== ==========  =========  ===========

 (A) The Nonutility Activities include amounts applicable to Enterprise, the parent corporation.


Information related to Property, Plant and Equipment of PSE&G is detailed below:

                                                          DECEMBER 31,
                                            ---------------------------------------
                                                1995         1994         1993
                                            -----------   -----------   -----------
                                                     (Thousands of Dollars)
Utility Plant - Original Cost
  Electric Plant in Service
    Steam Production....................... $ 1,791,010   $ 1,810,674   $ 1,763,253
    Nuclear Production.....................   5,992,341     5,931,049     5,873,274
    Transmission...........................   1,127,031     1,078,928     1,034,150
    Distribution...........................   3,044,830     2,877,862     2,724,202
    Other..................................   1,139,891       647,406       526,015
                                            -----------   -----------   ------------
        Total Electric Plant in Service....  13,095,103    12,345,919    11,920,894
                                            -----------   -----------   -----------
  Gas Plant in Service
    Transmission...........................      65,109        62,213        63,395
    Distribution...........................   2,250,705     2,131,816     1,993,044
    Other..................................     126,758       124,204       121,402
                                            -----------   -----------   -----------
        Total Gas Plant in Service.........   2,442,572     2,318,233     2,177,841
                                            -----------   -----------   -----------
  Common Plant in Service
    Capital Leases.........................      58,610        58,610        56,812
    General................................     458,494       486,521       463,473
                                            -----------   -----------   -----------
        Total Common Plant in Service......     517,104       545,131       520,285
                                            -----------   -----------   -----------
             TOTAL......................... $16,054,779   $15,209,283   $14,619,020
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


                                                  OWNERSHIP   PLANT IN   ACCUMULATED     PLANT UNDER
           PLANT -- DECEMBER 31, 1995             INTEREST    SERVICE    DEPRECIATION    CONSTRUCTION
------------------------------------------------  ---------  ---------   ------------    ------------
                                                                     (THOUSANDS OF DOLLARS)
Coal Generating
  Conemaugh.....................................  22.50%     $ 198,724      $ 38,339       $  2,401
  Keystone......................................  22.84        119,690        32,800          1,629
Nuclear Generating
  Peach Bottom..................................  42.49        755,504       312,856         21,139
  Salem.........................................  42.59      1,055,114       396,795         57,041
  Hope Creek....................................  95.00      4,122,715     1,063,403         13,592
  Nuclear Support Facilities....................  Various      179,065        33,754          2,990
Pumped Storage Generating
  Yards Creek...................................  50.00         27,246         9,293          2,350
Transmission Facilities.........................  Various      121,100        36,266             89
Merrill Creek Reservoir.........................  13.91         37,231        12,111           --
Linden Gas Plant................................  90.00         15,855        19,388           --

NOTE 18.  SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of Enterprise, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

         CALENDAR                  MARCH 31,               JUNE 30,                SEPTEMBER 30,           DECEMBER 31,
         QUARTER            ----------------------   ---------------------    ----------------------  ----------------------
          ENDED                1995       1994        1995          1994         1995        1994         1995         1994
--------------------------  ----------  ----------  ----------  ----------    ---------- -----------  ----------  ----------
                                                             (THOUSANDS WHERE APPLICABLE)

Operating Revenues........  $1,676,269  $1,795,457   $1,328,784  $1,279,588   $1,492,130  $1,376,199   $1,666,970  $1,471,199
Operating Income..........  $  334,336  $  348,948   $  233,239  $  252,725   $  311,528  $  311,920   $  278,607  $  250,500
Net Income................  $  212,592  $  230,127   $  110,667  $  129,885   $  186,782  $  187,178   $  152,282  $  131,843
Earnings Per Share of
  Common Stock............  $     0.87  $     0.94   $     0.45  $     0.53   $     0.76  $     0.76   $      .62  $     0.54
Average Shares of Common
  Stock Outstanding.......     244,698     243,777       244,698    244,698      244,698     244,698      244,698     244,698

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

    Except as modified below, the Notes to Consolidated Financial
Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

    Note 1. -  Organization and Summary of Significant Accounting
               Policies
    Note 2. -  Rate Matters
    Note 3. -  PSE&G Nuclear Decommissioning and Amortization of
               Nuclear Fuel
    Note 4.-   Schedule of Consolidated Capital Stock and Other
               Securities
    Note 5. -  Deferred Items
    Note 6. -  Schedule of Consolidated Debt
    Note 7. -  Long-Term Investments
    Note 8. -  Financial Instruments and Risk Management
    Note 11.-  Leasing Activities -- As Lessee
    Note 12.-  Commitments and Contingent Liabilities
    Note 13.-  Postretirement Benefits Other Than Pensions
    Note 14.-  Pension Plan
    Note 15.-  Financial Information by Business Segments
    Note 17.-  Jointly Owned Facilities -- Utility Plant

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

    The consolidated financial statements include the accounts of PSE&G and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

NOTE 9.  CASH AND CASH EQUIVALENTS

     The December 31, 1995 and 1994 balances consist primarily of working funds.


NOTE 10.  FEDERAL INCOME TAXES


     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of
35% is as follows:

                                                           1995         1994         1993
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Net Income.........................................  $616,964     $659,406     $614,868
                                                         --------     --------    --------
    Federal income taxes:
      Operating income:
         Current provision.............................   275,460      230,709      177,314
         Provision for deferred income taxes-net(A)....    65,084       83,028      149,884
         Investment tax credits -- net.................   (19,111)     (19,208)     (18,408)
                                                         --------     --------    --------
    Total included in operating income.................   321,433      294,529      308,790
    Miscellaneous other income:
      Current provision................................    (9,897)      (8,186)     (15,419)
      Provision for deferred income taxes(A)...........     9,816       10,422        9,815
    SFAS 90 deferred income taxes(A)...................     2,161        2,530        2,948
                                                         --------     --------    --------
         Total Federal income tax provisions...........   323,513      299,295      306,134
                                                         --------     --------    --------
    Pretax income......................................  $940,477     $958,701     $921,002
                                                         ========     ========    ========


     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                           1995          1994         1993
                                                         --------     --------    --------
                                                               (THOUSANDS OF DOLLARS)
    Tax expense at the statutory rate..................  $329,167     $335,546     $322,351
                                                         --------     --------     --------
    Increase (decrease) attributable to flow-through of
      certain tax adjustments:
         Depreciation..................................    16,257       (4,597)       3,347
         Amortization of investment tax credits........   (19,111)     (19,208)     (18,408)
         Other.........................................    (2,800)     (12,446)      (1,156)
                                                         --------     --------     --------
         Subtotal......................................    (5,654)     (36,251)     (16,217)
                                                         --------     --------     --------
         Total Federal income tax provisions...........  $323,513     $299,295     $306,134
                                                         ========     ========     ========

    Effective Federal income tax rate..................      34.4%        31.2%        33.2%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                               1995      1994       1993
                                                             --------  --------   --------
                                                                 (THOUSANDS OF DOLLARS)
    Deferred Credits:
      Additional tax depreciation and amortization.........  $111,193   $ 85,335   $ 92,693
      Property Abandonments................................    (7,411)    (6,606)    (6,632)
      Oil and Gas Property Write-Down......................    (2,451)    (2,451)    (2,451)
      Deferred fuel costs-net..............................    (3,601)    39,361     63,330
      Other................................................   (20,669)   (19,659)    15,707
                                                             --------   --------  --------
              Total........................................  $ 77,061   $ 95,980   $162,647
                                                             ========   ========  ========

SFAS 109

     The following is an analysis of accumulated deferred income taxes:

                  ACCUMULATED DEFERRED INCOME TAXES                       1995        1994
                                                                       ----------   ----------
                                                                        (THOUSANDS OF DOLLARS)
Assets:
  Current (net).......................................................  $   27,571   $   25,311
  Non-Current:
     Unrecovered Investment Tax Credits...............................     129,713      136,402
     Nuclear Decommissioning..........................................      25,241       25,082
     Hope Creek Cost Disallowance.....................................       --          10,127
     Construction Period Interest and Taxes...........................      17,199       15,913
     Vacation Pay.....................................................       6,681        6,822
     Other............................................................       5,057        6,863
                                                                        ----------   ----------
          Total Non-Current...........................................  $  183,891   $  201,209
                                                                        ----------   ----------
          Total Assets................................................  $  211,462   $  226,520
                                                                        ==========   ==========

Liabilities:
  Non-Current:
     Plant Related Items..............................................  $2,237,386   $2,157,206
     Property Abandonments............................................      21,469       26,971
     Oil and Gas Property Write-Down..................................      13,061       14,925
     Deferred Electric Energy & Gas Costs.............................      56,283       59,884
     Unamortized Debt Expense.........................................      36,945       37,599
     Taxes Recoverable Through Future Rates (Net).....................     262,625      270,684
     Other............................................................      91,725      112,479
                                                                        ----------   ----------
          Total Non-Current...........................................  $2,719,494   $2,679,748
                                                                        ----------   ----------
          Total Liabilities...........................................  $2,719,494   $2,679,748
                                                                        ==========   ==========
Summary -- Accumulated Deferred Income Taxes
  Net Current Assets..................................................  $   27,571   $   25,311
  Net Deferred Liability..............................................  $2,535,603   $2,478,539
                                                                        ----------   ----------
          Total.......................................................  $2,508,032   $2,453,228
                                                                        ==========   ==========

     The balance of Federal income tax payable by PSE&G to Enterprise was $5.3 million and $15.6 million, as of December 31, 1995 and December 31, 1994, respectively.

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

CALENDAR                     MARCH 31,                JUNE 30,            SEPTEMBER 30,            DECEMBER 31,
QUARTER                ----------------------  ---------------------- ----------------------  ----------------------
ENDED                     1995        1994        1995        1994        1995       1994        1995        1994
---------------------- ----------  ----------  ----------  ---------- ----------  ----------  ----------  ----------
                                                          (THOUSANDS OF DOLLARS)
Operating Revenues.... $1,579,516  $1,690,999  $1,235,435  $1,182,880  $1,381,004 $1,284,175   $1,511,290  $1,360,187
Operating Income...... $  298,432  $  305,013  $  204,606  $  218,225  $  280,525 $  282,782   $  211,939  $  206,650
Net Income............ $  206,896  $  221,439  $  111,300  $  128,113  $  184,878 $  190,378   $  113,890  $  119,476
Earnings Available to
  Public Service
  Enterprise Group
  Incorporated........ $  198,214  $  211,159  $  102,620  $  117,969  $  176,196 $  180,234   $  105,698 $  109,577

NOTE 19.  ACCOUNTS PAYABLE TO ASSOCIATED COMPANIES -- NET

     The balance at December 31, 1995 and 1994 consisted of the following:

                                                               1995      1994
                                                             -------    -------
                                                           (THOUSANDS OF DOLLARS)
Public Service Enterprise Group Incorporated (A)..........   $ 9,055    $17,678
Energy Development Corporation............................      (306)      (336)
Other.....................................................      (738)      (665)
                                                             -------    -------
       Total..............................................   $ 8,011    $16,677
                                                             =======    =======

(A) Principally Federal income taxes related to PSE&G's taxable income.

                               PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Enterprise and PSE&G, none.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS OF THE REGISTRANTS

    Enterprise

    The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at Enterprise's Annual Meeting of Stockholders to be held on April 16, 1996, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in Enterprise's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1996 and which information set forth under said heading is incorporated herein by this reference thereto.

    PSE&G

    There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 16, 1996, present committee memberships, business experience during the last five years and other present directorships. For discussion of certain litigation involving the directors of PSE&G, except Forrest J. Remick, see Part I - Business, Item 3 - Legal Proceedings.

    LAWRENCE R. CODEY has been a director since 1988. Age 51. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since September 1991. Was Senior Vice President - Electric of PSE&G from January 1989 to September 1991. Director of Enterprise. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc. and Blue Cross & Blue Shield of New Jersey.

    E. JAMES FERLAND has been a director since 1986. Age 54. Chairman of Executive Committee. Chairman of the Board, President and Chief Executive Officer of Enterprise since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991 and Chairman of the Board and Chief Executive Officer of EDHI since June 1989. President of PSE&G from July 1986 to September 1991. Director of Enterprise and of EDHI and its principal subsidiaries. Director of Foster Wheeler Corporation and The Hartford Steam Boiler Inspection and Insurance Company.

    RAYMOND V. GILMARTIN has been a director since 1993. Age 55. Director of Enterprise. Has been Chairman of the Board, President and Chief Executive Officer of Merck & Co., Inc., Whitehouse Station, New Jersey (discovers, develops, produces and markets human and animal health products) since November 1994. Was President and Chief Executive Officer from June 1994 to November 1994. Was Chairman of the Board, President and Chief Executive Officer of Becton Dickinson and Company from November 1992 to June 1994 and President and Chief Executive Officer from February 1989 to November 1992. Director of Merck & Co., Inc. and Providian Corporation.

    IRWIN LERNER has been a director since 1993. Age 65. Was previously a director from 1981 to February 1988. Director of Enterprise. Was Chairman, Board of Directors and Executive Committee from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992 of Hoffmann-La Roche Inc., Nutley, New Jersey (prescription pharmaceuticals, vitamins and fine chemicals, and diagnostic products and services). Director of Humana Inc., Sequana Therapeutics, Inc. and Medarex, Inc.

    JAMES C. PITNEY has been a director since 1993. Age 69. Was previously a director from 1979 to February 1988. Member of Executive Committee. Director of Enterprise. Has been a partner in the law firm of Pitney, Hardin, Kipp & Szuch, Morristown, New Jersey, since 1958. Director of Tri-Continental Corporation, sixteen funds of the Seligman family of funds and Seligman Quality, Inc.

    FORREST J. REMICK has been a director since May 1995. Age 65. Director of Enterprise. Has been an engineering consultant since July 1994. Was Commissioner, United States Nuclear Regulatory Commission, from December 1989 to June 1994. Was Associate Vice President - Research and Professor of Nuclear Engineering at Pennsylvania State University, from 1985 to 1989.

Executive Officers of the Registrants

    The following table sets forth certain information concerning the executive officers of Enterprise and PSE&G, respectively.

                            AGE                                              EFFECTIVE DATE
                        DECEMBER 31,                                          FIRST ELECTED
          NAME              1995                   OFFICE                   TO PRESENT POSITION
------------------------------------ ---------------------------------- -------------------------
E. James Ferland........      53    Chairman of the Board, President    July 1986 to present
                                      and Chief Executive Officer
                                      (Enterprise)
                                    Chairman of the Board and Chief     July 1986 to present
                                      Executive Officer (PSE&G)
                                    President (PSE&G)                   June 1986 to September 1991
                                    Chairman of the Board and Chief     June 1989 to present
                                      Executive Officer (EDHI)

Lawrence R. Codey.......      51    President and Chief Operating       September 1991 to present
                                      Officer (PSE&G)
                                    Senior Vice President - Electric    January 1989 to September 1991
                                      (PSE&G)

Robert C. Murray........      50    Vice President and Chief Financial  January 1992 to present
                                      Officer (Enterprise)
                                    Senior Vice President and           January 1992 to present
                                      Chief Financial Officer
                                      (PSE&G)
                                    Managing Director of Morgan         January 1987 to July 1991
                                      Stanley & Co. Incorporated

Patricia A. Rado........      53    Vice President and Controller       April 1993 to present
                                      (Enterprise)
                                    Vice President and Controller       April 1993 to present
                                      (PSE&G)
                                    Controller of Yankee Energy         July 1989 to April 1993
                                      Systems Inc.

Paul H. Way.............      58    President, Chief Operating          February 1993 to present
                                      Officer and Director (EDHI)
                                    Senior Vice President (EDHI)        June 1992 to February 1993
                                    Senior Vice President -             April 1988 to June 1992
                                      Corporate Performance (PSE&G)

R. Edwin Selover........      50    Vice President and General          April 1988 to present
                                      Counsel (Enterprise)
                                    Senior Vice President and General   January 1988 to present
                                      Counsel (PSE&G)

Robert J. Dougherty, Jr.      44    President - Enterprise Ventures
                                       and Services Corporation (PSE&G) February 1995 to present
                                    Senior Vice President - Electric    September 1991 to February 1995
                                      (PSE&G)
                                    Senior Vice President - Customer    September 1989 to
                                      Operations (PSE&G)                September 1991

Leon R. Eliason.........      56    Chief Nuclear Officer and           October 1994 to present
                                      President - Nuclear Business
                                      Unit (PSE&G)
                                    President, Power Supply Business    January 1993 to September 1994
                                      Unit, Northern States Power
                                    Vice President, Nuclear Genera-     July 1990 to January 1993
                                      tion, Northern States Power

Alfred C. Koeppe........      49    Senior Vice President  - External
                                      Affairs (PSE&G)                   October 1995 to present
                                    President and Chief Executive
                                      Officer of Bell Atlantic -
                                      New Jersey                        February 1993 to October 1995
                                    Vice President - Public Affairs
                                      of Bell Atlantic - New Jersey     February 1991 to February 1993

ITEM 11.  EXECUTIVE COMPENSATION

  ENTERPRISE

     The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1996, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1996 and such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

     Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1995 is set forth below. Amounts shown were paid or awarded for all services rendered to Enterprise and its subsidiaries and affiliates including PSE&G.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                 ---------------------
                                        ANNUAL COMPENSATION        AWARDS      PAYOUTS
                                      -----------------------    ---------    ---------
                                                BONUS/ANNUAL                   LTIP        ALL OTHER
                                      SALARY     INCENTIVE        OPTIONS     PAYOUTS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR        $       AWARD($)(/1/)    (#)(/2/)     ($)(/3/)       ($)(/4/)
---------------------------  ----     -------   ------------     ----------   -------     ------------
E. James Ferland.......
Chairman of the Board,       1995     682,377      (/5/)            5,800     246,288         8,681
President and CEO of         1994     652,492    251,383            5,400     127,140         5,628
Enterprise                   1993     622,606    265,316            5,800      28,072         7,678

Lawrence R. Codey......
President and Chief          1995     418,392     (5)               2,800     118,746         5,756
Operating Officer of         1994     398,468    129,276            2,500      48,900         5,351
PSE&G                        1993     378,545    109,585            2,800       9,570         6,981

Leon R. Eliason........
President - Nuclear          1995     323,755    165,000(/5/)(/6/)  5,500      26,388         3,242
Business Unit of             1994      74,713          0              600           0             0
PSE&G and                    1993           0          0                0           0             0
Chief Nuclear Officer (/7/)

Robert J. Dougherty, Jr. ..  1995     322,759     (/5/)             2,500      70,368         4,269
Vice President of            1994     273,946     72,027            1,800      26,895         4,227
Enterprise and President of
Enterprise Ventures and
Services Corporation         1993     259,004     65,703            2,000       5,104         6,341

Robert C. Murray.......
Vice President and           1995     318,775     25,000(/5/)(/8/)  2,000      70,368         5,169
Chief Financial              1994     303,832    152,621(/8/)       1,800      26,895         4,944
Officer of Enterprise        1993     288,889    154,032(/8/)       2,000       3,190         7,264


(1)  Amount awarded in given year was earned under Management Incentive Compensation Plan
(MICP) and determined in following year with respect to the given year based on individual performance and financial and operating performance of Enterprise and PSE&G, including comparison to other companies. Award is accounted for as market-priced phantom stock with  dividend reinvestment at 95% of market price, with payment made over three years beginning in second year following grant.

(2)  Granted under Long-Term Incentive Plan (LTIP) in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist officers in exercising options granted. The grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time.

(3)  Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents, each as measured during three-year period ending the year prior to the year in which payment is made.

(4)  Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of
5% discount on phantom stock dividend reinvestment under MICP:


                      FERLAND        CODEY           ELIASON       DOUGHERTY        MURRAY
                    -------------  ----------      -----------     ---------     -----------
                  THRIFT  MICP   THRIFT   MICP   THRIFT    MICP   THRIFT  MICP   THRIFT   MICP
                  ------  -----  ------  ------  ------   ------  ------  -----  ------  ------
                   ($)            ($)    ($)      ($)      ($)     ($)    ($)     ($)     ($)
   1995.......... 3,752    2,383   4,502   1,254    1,795     0     3,754    515  4,502    667
   1994.......... 3,751    1,877   4,197   1,154        0     0     3,752    475  4,504    440
   1993.......... 5,900    1,778   5,896   1,085        0     0     5,907    434  7,078    186

In addition, for Mr. Ferland and Mr. Eliason, 1995 amounts include $2,546 and $1,447, respectively, representing interest on compensation deferred under PSE&G's Deferred Compensation Plan in excess of 120% of the applicable federal long-term rate as prescribed under Section 1274(d) of the Internal Revenue Code. Under PSE&G's Deferred Compensation Plan, interest is paid at prime rate plus 1/2%, adjusted quarterly.


(5) The 1995 MICP award amount has not yet been determined. The target award is 40% of salary for Mr. Ferland, 30% for Messrs. Codey, Eliason and Dougherty and 25% for Mr. Murray.
          The target award is adjusted to reflect Enterprise's return on capital, PSE&G's comparative electric and gas costs and individual performance.

(6)       Amount paid pursuant to Mr. Eliason's employment agreement.

(7)       Mr. Eliason commenced employment September 26, 1994.

(8) 1995 amount paid pursuant to Mr. Murray's employment agreement. 1994 and 1993 amounts include $50,000 and $75,000, respectively, paid pursuant to Mr. Murray's employment agreement.

                                  OPTION GRANTS IN LAST FISCAL YEAR (1995)
                                   INDIVIDUAL GRANTS
                         ----------------------------------------------                 POTENTIAL REALIZABLE
                            NUMBER                                                    VALUE  AT ASSUMED ANNUAL
                              OF           % OF TOTAL                                   RATES OF STOCK PRICE
                          SECURITIES        OPTIONS                                    APPRECIATION FOR OPTION
                          UNDERLYING       GRANTED TO     EXERCISE OR                         TERM(2)
                           OPTIONS        EMPLOYEES IN    BASE PRICE      EXPIRATION
NAME                       GRANTED(1)      FISCAL YEAR      ($/SH)         DATE           0% ($)    5% ($)   10%($)
----------------------   ---------------  -------------  --------------  ----------    ---------  -------   --------
E. James Ferland..........  5,800             16.6         26.625          1/04/05        0          97,117    246,114
Lawrence R. Codey.........  2,800              8.0         26.625          1/04/05        0          46,884    118,874
Leon R. Eliason...........  2,500                          26.625          1/04/05        0          41,861    106,083
                            1,800           { 15.7 }       31.375          1/04/05        0          35,517     90,007
                            1,200                          30.500          1/04/05        0          23,018     58,331
Robert J. Dougherty, Jr...  2,000           {  7.1 }       26.625          1/04/05        0          33,489     84,867
                              500                          28.125          3/02/05        0           8,844     22,412
Robert C. Murray..........  2,000              5.7         26.625          1/04/05        0          33,489     84,867

(1)       Granted under LTIP in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent on future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist individuals in exercising options, with exercisability commencing
          January 1, 1998, except with respect to Mr. Eliason, for whom exercisabilty commences January 1, 1996, 1997 and
          1998, respectively, for each of his three grants. Cash payment is  made, based on the value, if any, of performance units awarded and dividend  equivalents accrued, if any, as measured during the three-year period ending the year prior to the year in which  payment, if any, is made, only if the specified performance level is achieved, dividend equivalents have accrued and options are exercised.

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

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1995) AND FISCAL YEAR-END
                             OPTION VALUES (12/31/95)

                                                                         VALUE OF UNEXERCISED
                                            NUMBER OF UNEXERCISED       IN-THE-MONEY OPTIONS
                 SHARES                    OPTIONS AT FY-END (#)(1)       AT FY-END($)(3)
                ACQUIRED    VALUE     -----------  --------------  ------------ ---------------
              ON EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME           (#)(1)       ($)(2)        (#)           (#)            ($)             ($)
------------ ------------- --------- ------------- --------------- ------------ ---------------
E. James
Ferland.......  5,600          0          0             17,000             0            23,925
Lawrence R.
Codey.........  2,700          0        700              8,100         4,463            11,550
Leon R.
Eliason.......    600         72          0              5,500             0            10,150
Robert J
Dougherty.....  1,600          0          0              6,300             0             9,500
Robert C.
Murray........  1,600        192          0              5,800             0             8,250



(1)       Does not reflect any options granted and/or exercised after year-end (12/31/95). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and Management.

(2)       Represents difference between exercise price and market price of Enterprise Common Stock on date of exercise.

(3)       Represents difference between market price of Enterprise Common Stock and the respective exercise prices of the options at fiscal year-end (12/31/95). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of Enterprise Common Stock at the time of any such exercise and thus are dependent upon future performance of Enterprise Common Stock.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

       Employment agreements were entered into with Messrs. Ferland, Eliason and Murray at the time of their employment. For
Mr. Ferland, the remaining applicable provisions of the agreement provide for additional credited service for pension purposes in the amount of 22 years. .  The principal remaining applicable terms of the agreement with Mr. Eliason provide for payment of severance in the amount of one year's salary, if discharged without cause during his first five years of employment which begin in September 1994, for lump sum cash payments of $100,000 in 1996, $65,000 in 1997 and $35,000 in 1998 to align Mr.
Eliason with MICP payments for other executive officers, and additional years of credited service for pension purposes for allied work experience of 19 years after completion of three years of service, and up to 29 years after completion of ten years of service. The principal remaining applicable terms of the agreement with Mr. Murray provide for payment of severance in the amount of one year's salary, if discharged without cause during his first five years of employment, which began in January 1992, and additional years of credited service for pension purposes for allied work experience of five years after completion of five years of service, and up to fifteen years after completion of ten years of service

Compensation Committee Interlocks and Insider Participation

  PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of Enterprise. Hence, during 1995 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

Compensation of Directors and Certain Business Relationships

  A director who is not an officer of Enterprise or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $22,000 and a fee of $1,200 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to Enterprise, PSE&G or EDHI.  Each of the directors of PSE&G is also a director of Enterprise. No additional retainer is paid for service as a director of PSE&G. Fifty percent of the annual retainer is paid in Enterprise Common Stock.

  Enterprise also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of Enterprise or its subsidiaries receive 300 shares of restricted stock for each year of service as a director. Such shares held by each non-employee director are included in the table above under the heading Security Ownership of
Directors and Management.  Prior to 1996, Enterprise had maintained a retirement plan for non-employee directors which provided an annual benefit for life equal to the annual Board retainer in effect at the time the director's service terminated if the director retired from the Board after 10 years of service.  Participation of all current directors under that plan was terminated December 31, 1995.  As of January 1, 1996, current non-employee directors with ten years or more of service received an award of shares of restricted stock equal to the present value of the retirement benefit under this prior retirement plan, while those with less than ten years of service received an award of 300 shares per year of service.  The number of shares awarded were as follows: Mr. Gilmartin: 900; Mr. Lerner: 3,768;
Mr. Pitney: 5,467; and Dr. Remick: 300. No current director remains eligible to receive a benefit under the prior retirement plan.

     The restrictions on the stock granted under the Stock Plan for Outside Directors provide that the shares are subject to forfeiture if the director leaves service at any time prior to the Annual Meeting of Stockholders following his or her 70th birthday.  This restriction would be deemed to have been satisfied if the director's service were terminated if Enterprise were to merge with another corporation and not be the surviving corporation or if the director were to die in office.  Enterprise also has the ability to waive this restriction for good cause shown.
Restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions.  Dividends on shares held subject to restrictions are paid directly to the director, and the director has the right to vote the shares.


Compensation Pursuant to Pension Plans

                               PENSION PLAN TABLE

  AVERAGE                       LENGTH OF SERVICE
   FINAL         -----------------------------------------------
COMPENSATION     30 YEARS     35 YEARS     40 YEARS     45 YEARS
------------     --------     --------     --------     --------
 $  300,000      $180,000     $195,000     $210,000     $225,000
    400,000       240,000      260,000      280,000      300,000
    500,000       300,000      325,000      350,000      375,000
    600,000       360,000      390,000      420,000      450,000
    700,000       420,000      455,000      490,000      525,000
    800,000       480,000      520,000      560,000      600,000
    900,000       540,000      585,000      630,000      675,000
  1,000,000       600,000      650,000      700,000      750,000

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

  Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 120% of the average annual salary for such five year period. Messrs. Ferland, Codey, Eliason, Dougherty and Murray will have accrued approximately 48, 41, 44, 48 and 39 years of credited service, respectively, as of age 65.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Enterprise

  The information required by Item 12 of Form 10-K with respect to directors and executive officers is set forth under the heading 'Security Ownership of Directors and Management' in Enterprise's definitive Proxy Statement for the
Annual Meeting of Stockholders to be held April 16, 1996 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1996 and such information set forth under such heading is incorporated herein by this reference thereto.


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


                                         AMOUNT AND NATURE OF
             NAME                        BENEFICIAL OWNERSHIP
-------------------------------------   --------------------
   Lawrence R. Codey.................         21,611(1)
   Robert J. Dougherty, Jr...........         13,588(2)
   Leon R. Eliason...................          8,600(3)
   E. James Ferland..................         63,479(4)
   Raymond V. Gilmartin..............          2,347
   Irwin Lerner......................          8,071
   Robert C. Murray..................         13,752(5)
   James C. Pitney...................          8,864
   Forrest J. Remick.................            676
   All directors and executive
     officers (12) as a group........        157,582(6)

---------------

(1)  Includes options to purchase 11,800 additional shares, 3,500 of which are currently exercisable.

(2)  Includes the equivalent of 686 shares held under Thrift and Tax-Deferred Savings Plan. Include options to purchase
     8,900 additional shares, 2,000 of which are currently exercisable.

(3)  Includes options to purchase 8,000 additional shares, 1,200 of which are currently exercisable.

(4)  Includes the equivalent of 9,432 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase 23,500 additional shares, 5,800 of which are currently exercisable.

(5)  Includes the equivalent of 752 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase
     7,800 additional shares, 2,000 of which are currently exercisable.

(6)  Includes the equivalent of 10,870 shares held under Thrift and Tax-Deferred Savings Plan. Includes options to purchase 71,700 additional shares, of which 18,700 are currently exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Enterprise

   The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in
Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1996, which definitive
Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1996. Such information set forth under such heading is incorporated herein by this reference thereto.

  PSE&G

   None.


/TABLE

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

   (a) Financial Statements:

     (1) Enterprise Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993, on page
          97.

          Enterprise Consolidated Balance Sheets for the years ended December 31, 1995 and 1994, on pages 98 and 99.

          Enterprise Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993 on page
          100.

          Enterprise Statements of Retained Earnings for the years ended December 31, 1995, 1994, and 1993 on page 101.

          Enterprise Notes to Consolidated Financial Statements on pages 107 through 151.

     (2) PSE&G Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993, on page 102.

          PSE&G Consolidated Balance Sheets for the years ended
          December 31, 1995 and 1994, on pages 103 and 104.

          PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993 on page
          105.

          PSE&G Statements of Retained Earnings for the years ended December 31, 1995, 1994, and 1993 on page 106.

          PSE&G Notes to Consolidated Financial Statements on pages 152 through 155.

   (b) The following documents are filed as a part of this report:

          (1)  Enterprise Financial Statement Schedules:

               Schedule II -- Valuation and Qualifying Accounts for each of the three years in the period ended
               December 31, 1995 (page 166).

          (2)  PSE&G Financial Statement Schedules:

               Schedule II -- Valuation and Qualifying Accounts for each of the three years in the period ended
               December 31, 1995 (page 167).

               Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

       (c)     The following exhibits are filed herewith:

          (1)  Enterprise:

        [S]         [C]
       10a(18)   -- Directors Stock Plan
       10a(19)   -- Mid Career Hire Supplemental Retirement
                    Income Plan
       10a(20)   -- Retirement Income Reinstatement Plan
       12     -- Computation of Ratios of Earnings to Fixed
                 Charges.
       21     -- Subsidiaries of Registrant.
       23     -- Independent Auditors' Consent.
       27     -- Financial Data Schedule

                 (See Exhibit Index on pages 170 through 176).
     (2) PSE&G:

        [S]         [C]
       10a(18)   -- Directors Stock Plan
       10a(19)   -- Mid Career Hire Supplemental Retirement
                    Income Plan
       10a(20)   -- Retirement Income Reinstatement Plan

       12(a)     -- Computation of Ratios of Earnings to Fixed
                    Charges.
       12(b)     -- Computation of Ratios of Earnings to Fixed
                    Charges Plus Preferred Stock Dividend
                    Requirements.
       23     -- Independent Auditors' Consent.
       27     -- Financial Data Schedule

    (See Exhibit Index on page 170 and pages 177 through 182).

     (d) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1995 and the 1996 period covered by this report under
          Item 5:


REGISTRANT             DATE OF REPORT         ITEM REPORTED
--------------      -------------------   --------------------------------
Enterprise and PSE&G       January 19, 1996  Item 5. Other Events (Alternative Rate Plan
                                             and change in credit agency rating)

Enterprise and PSE&G       December 12, 1995 Item 5. (Nuclear Operations - Salem and
                                             Energy Development Corporation Divestiture)

Enterprise and PSE&G    October 17, 1995     Item 5. Other Events (Nuclear Operations -
                                             Salem)




                                                                                           SCHEDULE II

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              YEARS ENDED DECEMBER 31, 1995 -- DECEMBER 31, 1993

-----------------------------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B                  COLUMN C            COLUMN D          COLUMN E
-----------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                           -------------------------------
                  CHARGED TO
                                            BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
                                           BEGINNING OF     COST AND      OTHER ACCOUNTS-  DEDUCTIONS-      END OF
                DESCRIPTION                   PERIOD        EXPENSES         DESCRIBE       DESCRIBE        PERIOD
--------------------------------------------------------------------------------------------------------------------------
                                                                          (THOUSANDS OF DOLLARS)
1995
Allowance for Doubtful Accounts...........    $ 40,915       $ 32,555          $    --       $35,829(A)   $ 37,641
                                            ============    ==========    =============   ===========    =========

Discount on Property Abandonments.........    $ 11,423       $   --            $   --        $ 3,957(B)   $ 7,466
                                            ============    ==========    =============   ===========    =========
Inventory Valuation Reserve...............    $ 18,200       $  1,900          $   --        $   --       $ 20,100
Valuation Allowances......................    $ 40,368       $  4,241          $ 0,000       $ 15,079(c)  $ 29,530
                                            ============    ==========    =============   ===========    =========

1994
Allowance for Doubtful Accounts...........    $ 27,932       $ 50,140         $    --       $37,157(A)    $ 40,915
                                            ============    ==========    =============   ===========    =========

Discount on Property Abandonments.........    $ 16,263       $   --           $   --        $ 4,840(B)    $ 11,423
                                            ============    ==========    =============   ===========    =========
Inventory Valuation Reserve...............    $  8,525       $  9,675         $   --        $   --        $ 18,200
Valuation Allowances......................    $ 34,703       $  6,827         $ 4,500       $ 5,662       $ 40,368
                                            ============    ==========    =============   ===========    =========

1993
Allowance for Doubtful Accounts...........    $ 24,059       $ 31,625         $   --        $27,752(A)    $ 27,932
                                            ============    ==========    =============   ===========    =========

Discount on Property Abandonments.........    $ 21,951       $     --         $   --        $ 5,688(B)    $ 16,263
                                            ============    ==========    =============   ===========     ========
Inventory Valuation Reserve...............    $   --         $  8,525         $   --        $   --        $  8,525

Valuation Allowances......................    $ 21,509       $ 17,887         $   --        $ 4,693       $ 34,703
                                            ============    ==========    =============   ===========     ========



NOTES:

   (A) Accounts Receivable/Investments written off.

   (B) Amortization of discount to income.

   (C) Assets Sold


                                                                                           SCHEDULE II

                                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              YEARS ENDED DECEMBER 31, 1995 -- DECEMBER 31, 1993


------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B                  COLUMN C             COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                           ----------------------------------
                     CHARGED TO
                                            BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE AT
                                           BEGINNING OF     COST AND      OTHER ACCOUNTS-  DEDUCTIONS-       END OF
                DESCRIPTION                   PERIOD        EXPENSES         DESCRIBE       DESCRIBE         PERIOD
------------------------------------------------------------------------------------------------------------------------
                                                                            (THOUSANDS OF DOLLARS)
1995
Allowance for Doubtful Accounts...........    $ 40,915       $ 32,555       $    --       $35,829(A)     $ 37,641
                                            ============    ==========  ==============  ===========     ==========

Discount on Property Abandonments.........    $ 11,423       $   --         $    --       $ 3,957(B)     $  7,466
                                            ============    ==========  ==============  ===========     ==========
Inventory Valuation Reserve...............    $ 18,200       $ 1,900        $    --       $   --         $ 20,100

1994
Allowance for Doubtful Accounts...........    $ 27,932       $ 50,140       $    --       $37,157(A)     $ 40,915
                                            ============    ==========  ==============  ===========     ==========

Discount on Property Abandonments.........    $ 16,263       $   --         $    --       $ 4,840(B)     $ 11,423
                                            ============    ==========  ==============  ===========     ==========
Inventory Valuation Reserve...............    $  8,525       $  9,675       $    --       $   --         $ 18,200

1993
Allowance for Doubtful Accounts...........    $ 24,059       $ 31,625       $    --       $27,752(A)     $ 27,932
                                            ============    ==========  ==============  ===========     ==========

Discount on Property Abandonments.........    $ 21,951       $   --         $    --       $ 5,688(B)     $ 16,263
                                            ============    ==========  ==============  ===========     ==========

Inventory Valuation Reserve...............    $   --         $  8,525       $    --       $   --         $  8,525


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

                                       PUBLIC SERVICE ENTERPRISE GROUP
                                         INCORPORATED

                                       By       E. JAMES FERLAND
                                          -------------------------------
                                                E. James Ferland
                                         Chairman of the Board, President
Date:  February 22, 1996                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                     DATE
            ---------                       -----                     ----
        E. JAMES FERLAND
--------------------------------   Chairman of the Board,        February 22, 1996
        E. James Ferland             President and Chief
                                     Executive Officer and
                                     Director (Principal
                                     Executive Officer)
        ROBERT C. MURRAY
--------------------------------   Vice President and Chief      February 22, 1996
        Robert C. Murray             Financial Officer
                                     (Principal Financial
                                     Officer)
        PATRICIA A. RADO
--------------------------------   Vice President and            February 22, 1996
        Patricia A. Rado             Controller (Principal
                                     Accounting Officer)

        LAWRENCE R. CODEY
--------------------------------   Director                      February 22, 1996
        Lawrence R. Codey


        ERNEST H. DREW
--------------------------------   Director                      February 22, 1996
        Ernest H. Drew


        T. J. DERMOT DUNPHY
--------------------------------   Director                      February 22, 1996
        T. J. Dermot Dunphy


        RAYMOND V. GILMARTIN
--------------------------------   Director                      February 22, 1996
        Raymond V. Gilmartin


        IRWIN LERNER
--------------------------------   Director                      February 22, 1996
        Irwin Lerner


        MARILYN M. PFALTZ
--------------------------------   Director                      February 22, 1996
        Marilyn M. Pfaltz


        JAMES C. PITNEY
--------------------------------   Director                      February 22, 1996
        James C. Pitney


        FORREST J. REMICK
--------------------------------   Director                      February 22, 1996
        Forrest J. Remick


        RICHARD J. SWIFT
--------------------------------   Director                      February 22, 1996
        Richard J. Swift


        JOSH S. WESTON
--------------------------------   Director                      February 22, 1996
        Josh S. Weston

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLIC SERVICE ELECTRIC AND GAS
                                         COMPANY

                                       By       E. JAMES FERLAND
                                          -------------------------------
                                                E. James Ferland
                                             Chairman of the Board and
                                             Chief Executive Officer
Date: February 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                       TITLE                     DATE
            ---------                       -----                     ----

        E. JAMES FERLAND
--------------------------------   Chairman of the Board and     February 22, 1996
        E. James Ferland             Chief Executive Officer
                                     and Director (Principal
                                     Executive Officer)


        ROBERT C. MURRAY
--------------------------------   Senior Vice President and     February 22, 1996
        Robert C. Murray              Chief Financial Officer
                                     (Principal Financial
                                      Officer)


        PATRICIA A. RADO
--------------------------------   Vice President and            February 22, 1996
        Patricia A. Rado             Controller (Principal
                                     Accounting Officer)

        LAWRENCE R. CODEY
--------------------------------   Director                      February 22, 1996
        Lawrence R. Codey


        RAYMOND V. GILMARTIN
--------------------------------   Director                      February 22, 1996
        Raymond V. Gilmartin


        IRWIN LERNER
--------------------------------   Director                      February 22, 1996
        Irwin Lerner


        JAMES C. PITNEY
--------------------------------   Director                      February 22, 1996
        James C. Pitney


        FORREST J. REMICK
--------------------------------   Director                      February 22, 1996
        Forrest J. Remick



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

                                   ENTERPRISE

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

4a(92)     (a)  4            (a)  4            January 1, 1996 (No.1)
                 1/26/96           1/26/96

4a(93)     (a)  4            (a)  4            January 1, 1996 (No.2)
                 1/26/96           1/26/96

4b         (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                   2/18/81     Company, as Trustee (Midlantic National Bank,
                                               Successor Trustee) dated July 1, 1948, providing
                                               for 6% Debenture Bonds due 1998

4c         (l)  2c(8)        (c)  4c(8)        Indenture between PSE&G and The Chase Manhattan
                                  2/18/81      Bank (National Association), as Trustee, dated
                                               August 15, 1971, providing for 7 3/4% Debenture
                                               Bonds due 1996

4d         (b)  4            (b)  4            Indenture of Trust between PSE&G and The Chase
                 12/1/93          12/1/93      Manhattan Bank (National Association), as
                                               Trustee, providing for Secured Medium-Term Notes
                                               dated July 1, 1993

4e(1)      (c)               (c)               Indenture between PSE&G and First Fidelity Bank,
                 2/23/95          2/23/95      National Association, as Trustee, dated
                                               November 1, 1994, providing for Deferrable
                                               Interest Subordinated Debentures in Series

4e(2)      (a)               (a)               Supplemental Indenture between PSE&G and First
                 9/11/95          9/11/95      Fidelity Bank, National Association, as Trustee,
                                               dated September 11, 1995 providing for Deferrable
                                               Interest Subordinated Debentures, Series B

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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------

10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(11)      (c)  10a(11)      Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Paul H. Way dated March
                 2/10/93           2/11/93      28, 1988
10a(12)     (c)  10a(13)      (c)  10a(13)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(13)     (c)  10a(15)      (c)  10a(15)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(14)     (c)  10a(14)      (c)  10a(14)      Letter agreement with Patricia A. Rado dated
                 2/26/94           3/9/94       March 24, 1993
10a(15)     (c)  10a(15)      (c)  10a(15)      Letter Agreement, as amended, with Leon R.
                 2/23/95           2/23/95      Eliason dated September 14, 1994
10a(16)     (d)  10a(15)      (d)  10a(15)      Letter Agreement with Louis F. Storz dated
                 8/14/95           8/14/95      July 7, 1995
10a(17)     (d)  10a(16)      (d)  10a(16)      Letter Agreement with Elbert C. Simpson dated
                 8/14/95           8/14/95      May 31, 1995
10a(18)     (d)  10a(17)      (d)  10a(17)      Letter Agreement with Alfred C. Koeppe dated
                 11/14/95          11/14/95     August 23, 1995
10a(19)                                         Director Stock Plan
10a(20)                                         Mid Career Hire Supplemental Retirement Plan
10a(21)                                         Retirement Income Reinstatement Plan

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

                                     PSE&G

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
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

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
4a(75)     (a)  4            (a)  4            March 1, 1993
                 3/17/93           3/18/93
4a(76)     (b)  4            (a)  4            May 1, 1993
                 5/27/93           5/28/93
4a(77)     (a)  4            (a)  4            May 1, 1993 (No. 2)
                 5/25/93           5/25/93
4a(78)     (a)  4            (a)  4            May 1, 1993 (No. 3)
                 5/25/93           5/25/93
4a(79)     (b)  4            (b)  4            July 1, 1993
                 12/1/93           12/1/93
4a(80)     (a)  4            (a)  4            August 1, 1993
                 8/3/93            8/3/93
4a(81)     (b)  4            (b)  4            September 1, 1993
                 12/1/93           12/1/93
4a(82)     (a)  4            (a)  4            September 1, 1993 (No. 2)
                 12/1/93           12/1/93
4a(83)     (b)  4            (b)  4            November 1, 1993
                 12/1/93           12/1/93
4a(84)     (a)  4            (a)  4            February 1, 1994
                 2/3/94            2/14/94
4a(85)     (a)  4            (a)  4            March 1, 1994 (No. 1)
                 3/15/94           3/16/94
4a(86)     (a)  4            (a)  4            March 1, 1994 (No. 2)
                 3/15/94           3/16/94
4a(87)     (d)  4            (d)  4            May 1, 1994
                 11/8/94           12/2/94
4a(88)     (d)  4            (d)  4            June 1, 1994
                 11/8/94           12/2/94
4a(89)     (d)  4            (d)  4            August 1, 1994
                 11/8/94           12/2/94
4a(90)     (d)  4            (d)  4            October 1, 1994 (No. 1)
                 11/8/94           12/2/94
4a(91)     (d)  4            (d)  4            October 1, 1994 (No. 2)
                 11/8/94           12/2/94
4a(92)     (a)  4            (a)  4            January 1, 1996 (No.1)
                 1/26/96           1/26/96
4a(93)     (a)  4            (a)  4            January 1, 1996 (No.2)
                 1/26/96           1/26/96
4b(1)      (h)  7(12)        (c)  4c(1)        Indenture between PSE&G and Federal Trust
                                  2/18/81      Company, as Trustee, (Midlantic National Bank,
                                               Successor Trustee) dated July 1, 1948, providing
                                               for 6% Debenture Bonds due 1998
4b(2)      (l)  2c(8)        (c)  4c(8)        Indenture between PSE&G and the Chase Manhattan
                                   2/18/81     Bank (National Association), as Trustee, dated
                                               August 15, 1971, providing for 7 3/4% Debenture
                                               Bonds due 1996
4b(3)      (b)  4            (b)  4            Indenture of Trust between the Company and The
                 12/1/93           12/1/93     Chase Manhattan Bank (National Association), as
                                               Trustee, providing for Secured Medium-Term Notes
                                               dated July 1, 1993
4b(4)      (b)               (c)               Indenture between PSE&G and First Fidelity Bank,
                 2/2395            2/23/95     National Association, as Trustee, dated
                                               November 1, 1994, providing for Deferrable
                                               Interest Subordinated Debentures in Series
4b(5)      (a)  4b(5)        (a)  4b(5)        Supplemental Indenture between PSE&G and First
                                               Fidelity Bank, National Association, as Trustee,
                                               dated September 11, 1995 providing for Deferrable
                                               Interest Subordinated Debentures in Series B
9                                              Inapplicable
10a(1)      (c)  10c(1)       (c)  10c(1)      Directors' Deferred Compensation Plan
                 3/17/82           3/19/82
10a(2)      (c)  10c(2)       (c)  10c(2)      Officers' Deferred Compensation Plan
                 3/17/82           3/19/82
                                               Supplemental Benefits Plan for Certain
                 2/25/94           3/1/94      Employees

               EXHIBIT NUMBER
--------------------------------------------
                    PREVIOUS FILING
  THIS      --------------------------------
 FILING       COMMISSION        EXCHANGES
---------   --------------    --------------
10a(3)      (c)  10c(3)       (c)  10c(3)       Supplemental Death Benefits Plan for officers
                 3/17/82           3/19/82
10a(4)      (c)  10c(4)       (c)  10c(4)       Description of additional retirement for certain
                 3/17/82           3/19/82      officers
10a(5)(i)   (c)  10b(5)       (c)  10b(5)       Limited Supplemental Death Benefits and
                 3/31/83           4/8/83       Retirement Plan
10a(5)(ii)  (c)  10a(5)(ii)   (c)  10a(5)(ii)   Limited S-----
10a(6)(i)   (c)  10a(6)       (c)  10a(6)       Description of additional retirement benefits
                 3/10/87           4/16/87      for certain officers
10a(6)(ii)  (c)  10a(6)(1)    (c)  10a(6)(1)    Description of additional retirement benefit for
                 3/30/90           3/30/90      certain officers.
10a(6)(iii) (c)  10a(6)(2)    (c)  10a(6)(2)    Description of additional retirement benefit for
                 3/30/92           4/27/92      a certain officer.
10a(7)      (o)  10g          (o)  10g          Management Incentive Compensation Plan
10a(8)      (c)  10a(8)       (c)  10a(8)       Long-Term Incentive Plan
                 3/30/89           4/18/89
10a(9)      (c)  10a(9)       (c)  10a(9)       Public Service Enterprise Group Incorporated
                 3/30/89           4/18/89      Pension Plan for Outside Directors
10a(10)     (c)  10a(9)       (c)  10a(9)       Letter Agreement with E. James Ferland dated
                 2/10/93           2/11/93      April 16, 1986
10a(11)     (c)  10a(10)      (c)  10a(10)      Letter Agreement with Thomas M. Crimmins, Jr.
                 2/10/93           2/11/93      dated April 5, 1989
10a(12)     (c)  10a(12)      (c)  10a(12)      Letter Agreement with Robert C. Murray dated
                 2/10/93           2/11/93      December 17, 1991
10a(13)     (c)  10a(13)      (c)  10a(13)      Letter agreement with Patricia A. Rado dated
                 2/26/94           3/9/94       March 24, 1993.
10a(14)     (c)  10a(14)      (c)  10a(14)      Letter Agreement, as amended, with Leon R.
                 2/23/95           2/23/95      Eliason dated September 14, 1994
10a(15)     (d)  10a(15)      (d)  10a(15)      Letter Agreement with Louis F. Storz dated
                 8/14/95           8/14/95      July 7, 1995
10a(16)     (d)  10a(16)      (d)  10a(16)      Letter Agreement with Elbert C. Simpson dated
                 8/14/95           8/14/95      May 31, 1995
10a(17)     (d)  10a(17)      (d)  10a(17)      Letter Agreement with Alfred C. Koeppe dated
                 11/14/95          11/14/95     August 23, 1995
10a(18)                                         Director Stock Plan
10a(19)                                         Mid Career Hire Supplemental Retirement Plan
10a(20)                                         Retirement Income Reinstatement Plan

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