Form 10-Q
period 1996-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1996-05-15
CIK 788784, 81033

=====================================================================

                                  FORM 10-Q

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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
                                              Yes  x        No
                                                  ----        ----

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

             Class                Outstanding at April 30, 1996
             -----                -----------------------------
   Common Stock, without par value                  244,697,930

     As of April 30, 1996, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
===================================================================

                           TABLE OF CONTENTS
                           -----------------
                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three and
     Twelve Months Ended March 31, 1996 and 1995 .................  1

     Consolidated Balance Sheets as of March 31, 1996, 1995
     and December 31, 1995 .......................................  2

     Consolidated Statements of Cash Flows for the Three and
     Twelve Months Ended March 31, 1996 and 1995 .................  4

     Consolidated Statements of Retained Earnings for the
     Three and Twelve Months Ended March 31, 1996 and 1995 .......  5

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three and
     Twelve Months Ended March 31, 1996 and 1995 .................  6

     Consolidated Balance Sheets as of March 31, 1996,
     1995 and December 31, 1995 ..................................  7

     Consolidated Statements of Cash Flows for the Three and
     Twelve Months Ended March 31, 1996 and 1995 .................  9

     Consolidated Statements of Retained Earnings for the
     Three and Twelve Months Ended March 31, 1996 and 1995 ....... 10

  Notes to Consolidated Financial Statements - Enterprise......... 11

  Notes to Consolidated Financial Statements - PSE&G.............. 21

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                Enterprise ....................................... 22
                PSE&G ............................................ 37

                           TABLE OF CONTENTS
                           -----------------
                                                                Page
                                                                ----
PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ...................................  38

  Item 4.  Submission of Matters to a Vote of
           Security Holders ....................................  40

  Item 5.  Other Information ...................................  41

  Item 6.  Exhibits and Reports on Form 8-K ....................  48

  Signatures - Public Service Enterprise Group Incorporated ..... 50

  Signatures - Public Service Electric and Gas Company .......... 50

                                GLOSSARY OF TERMS

 The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

           TERM                             MEANING
 ----------------------- -------------------------------------------
 AFDC...................  Allowance for Funds used During
                             Construction
 Alternative Rate Plan..  New Jersey Partners in Power Plan
 BPU....................  New Jersey Board of Public Utilities
 Capital................  PSEG Capital Corporation
 CEA....................  Community Energy Alternatives Incorporated
 CERCLA.................  Federal Comprehensive Environmental
                             Response, Compensation and Liability
                             Act of 1980
 DSM....................  Demand Side Management
 DSM Plan...............  DSM Incentive Resource Plan
 EBIT...................  Earnings before interest and taxes
 EDC....................  Energy Development Corporation
 EDHI...................  Enterprise Diversified Holdings
                             Incorporated
 EGDC...................  Enterprise Group Development Corporation
 Enterprise.............  Public Service Enterprise Group
                             Incorporated
 EPA....................  United States Environmental Protection
                             Agency
 EPACT..................  National Energy Policy Act of 1992
 Fault Act..............  New Jersey Public Utility Accident
                            Fault Determination Act
 FERC...................  Federal Energy Regulatory Commission
 Fuelco.................  PSE&G Fuel Corporation
 Funding................  Enterprise Capital Funding Corporation
 IRP....................  Integrated Electric Resource Plan
 Hope Creek.............  Hope Creek Nuclear Generating Station
 KKR....................  Kohlberg, Kravis, Roberts and Co.
 KWH....................  Kilowatthours
 LEAC...................  Electric Levelized Energy Adjustment Clause
 LGAC...................  Levelized Gas Adjustment Charge
 MD&A...................  Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations
 MIPS...................  Monthly Income Preferred Securities
 Mortgage...............  First and Refunding Mortgage of PSE&G
 MTNs...................  Medium-Term Notes
 MW.....................  Megawatts
 MWH....................  Megawatthours

           TERM                             MEANING
 ----------------------- -------------------------------------------
 NBU....................  Nuclear Business Unit
 NEIL...................  Nuclear Electric Insurance Limited
 NJDEP..................  New Jersey Department of Environmental
                              Protection
 NJGRT..................  New Jersey Gross Receipts and Franchise Tax
 NJNAA..................  New Jersey Need Assessment Act
 NJPDES.................  New Jersey Pollution Discharge Elimination
                             System
 NML....................  Nuclear Mutual Limited
 NOPR...................  Notice of Proposal Rulemaking
 NPS....................  The BPU's nuclear performance standard established for nuclear generating
                             stations owned by New Jersey electric
                             utilities
 NRC....................  Nuclear Regulatory Commission
 OAL....................  Office of Administrative Law
 Partnership............  Public Service Electric and Gas Capital,
                              L.P.
 Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2
                              and 3
 PECO...................  PECO Energy, Inc.
 PJM....................  Pennsylvania -- New Jersey -- Maryland
                            Interconnection
 Price Anderson.........  Price-Anderson liability provisions of the
                            Atomic Energy Act of 1954, as amended
 PSE&G..................  Public Service Electric and Gas Company
 PSCRC..................  Public Service Conservation Resources
                            Corporation
 PSRC...................  Public Service Resources Corporation
 RAC....................  Remediation Adjustment Charge
 Ratepayer Advocate.....  New Jersey Division of Ratepayer Advocate
 Remediation Program....  PSE&G Gas Plant Remediation Program
 Salem..................  Salem Nuclear Generating Station, Units 1
                             and 2
 SEC....................  Securities and Exchange Commission
 Ventures...............  Enterprise Ventures and Service Corporation

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     The financial statements included herein as of March 31, 1996 and 1995 and for the periods then ended are unaudited but, in the opinion of Enterprise's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                              (Thousands of Dollars)
                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                     March 31,
                                              ---------------------------   ---------------------------
                                                 1996            1995           1996           1995
                                              -------------   ------------   ------------   ------------
OPERATING REVENUES
  Electric ................................   $     958,333   $    945,038  $   4,034,137   $  3,795,409
  Gas .....................................         796,916        634,478      1,848,841      1,611,349
  Nonutility Activities ...................         110,533         96,752        470,689        396,496
                                              -------------   ------------   ------------   ------------
       Total Operating Revenues ...........       1,865,782      1,676,268      6,353,667      5,803,254
                                              -------------   ------------   ------------   ------------
OPERATING EXPENSES
Operation
  Fuel for Electric Generation and
    Interchanged Power ....................         216,075         208,110       899,747       736,672
  Gas Purchased and Materials for Gas
    Produced...............................         456,732         344,193     1,074,078       907,593
  Other ...................................         284,274         253,906     1,149,126     1,122,251
Maintenance................................          95,416          64,045       343,981       295,650
Depreciation and Amortization..............         174,468         164,256       684,443       642,045
Taxes
  Federal Income Taxes ....................         101,426         106,789       348,729       298,866
  New Jersey Gross Receipts Taxes .........         188,436         176,789       624,608       568,653
  Other ...................................          26,132          23,845        82,757        82,044
                                              -------------    ------------  ------------  ------------
       Total Operating Expenses ...........       1,542,959       1,341,933     5,207,469     4,653,774
                                              -------------    ------------  ------------  ------------
OPERATING INCOME ..........................         322,823         334,335     1,146,198     1,149,480
                                              -------------    ------------  ------------  ------------
OTHER INCOME
  Allowance for Funds Used During
    Construction - Equity .................            --             1,482         3,842        12,483
  Miscellaneous - net .....................           1,278           2,002         7,317         7,277
                                              -------------    ------------  ------------  ------------
       Total Other Income .................           1,278           3,484        11,159        19,760
                                              -------------    ------------  ------------  ------------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES .......         324,101         337,819     1,157,357     1,169,240
                                              -------------    ------------  ------------  ------------
INTEREST CHARGES
  Long-Term Debt ..........................         109,141         111,604       431,603       458,650
  Short-Term Debt .........................           7,189           4,827        35,184        24,955
  Other ...................................           6,883           6,705        29,350        16,659
                                              -------------    ------------  ------------  ------------
       Total Interest Charges .............         123,213         123,136       496,137       500,264
  Allowance for Funds Used During
    Construction - Debt and Capitalized
    Interest ..............................          (5,457)        (10,106)      (32,559)      (36,586)
                                              -------------    ------------  ------------  ------------
       Net Interest Charges ...............         117,756         113,030       463,578       463,678
                                              -------------    ------------  ------------  ------------
  Preferred Securities Dividend
    Requirements...........................          12,241          12,197        49,470        44,064
  Preferred Stock Redemption Premium.......         --              --                474       --
                                              -------------    ------------  ------------  ------------
       NET INCOME .........................   $     194,104    $    212,592  $    643,835  $    661,498
                                              =============    ============  ============  ============
SHARES OF COMMON STOCK OUTSTANDING
  End of Period ...........................     244,697,930     244,697,930   244,697,930   244,697,930
  Average for Period ......................     244,697,930     244,697,930   244,697,930   244,697,930

EARNINGS PER AVERAGE SHARE OF COMMON STOCK.           $0.79           $0.87         $2.63         $2.70
                                              =============    ============  ============  ============

DIVIDENDS PAID PER SHARE OF COMMON STOCK ..           $0.54           $0.54         $2.16         $2.16
                                              =============    ============  ============  ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                            March 31,         March 31,     December 31,
ASSETS                                                        1996              1995            1995
- ------                                                    ------------     ------------     ------------
UTILITY PLANT - Original cost
  Electric .............................................  $ 13,189,429     $ 12,470,514     $ 13,095,103
  Gas ..................................................     2,458,045        2,344,557        2,442,572
  Common ...............................................       511,760          515,113          517,104
                                                          ------------     ------------     ------------
       Total ...........................................    16,159,234       15,330,184       16,054,779
  Less:  accumulated depreciation and amortization......     5,559,788        5,229,300        5,440,414
                                                          ------------     ------------     ------------
       Net .............................................    10,599,446       10,100,884       10,614,365
  Nuclear Fuel in Service, net of accumulated
    amortization $255,283; $305,655; and
    $297,435, respectively .............................       171,218          201,637          180,018
                                                          ------------     ------------     ------------
       Net Utility Plant in Service ....................    10,770,664       10,302,521       10,794,383
  Construction Work in Progress, including Nuclear
     Fuel in Process - $108,015; $53,396; and
     $104,743, respectively ............................       352,452          753,774          369,082
  Plant Held for Future Use ............................        23,966           23,861           23,966
                                                          ------------     ------------     ------------
       Net Utility Plant ...............................    11,147,082       11,080,156       11,187,431
                                                          ------------     ------------     ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization -
    $7,320, $3,024, and $7,213, and net of valuation
    allowances - $21,392, $17,105 and $21,302 respectively   1,842,395        1,653,183        1,822,160
  Oil and Gas Property, Plant and Equipment, net of
    accumulated depreciation and amortization - $808,183,
    $767,792 and $786,736, respectively ................       615,654          580,765          608,015
  Real Estate Property and Equipment, net of accumulated
    depreciation - $5,506; $15,200 and $5,063, and
    net of valuation allowance -- $8,227, $23,306 and
    $8,228, respectively ...............................        75,188          112,036           75,558
  Other Plant, net of accumulated depreciation and
    amortization - $6,805; $4,888 and $6,531,
    respectively .......................................        27,975           36,077           27,997
  Nuclear Decommissioning and Other Special Funds ......       286,795          242,330          276,348
  Other Assets - net ...................................        53,865           85,502           55,974
                                                          ------------     ------------     ------------
       Total Investments and Other Noncurrent Assets....     2,901,872        2,709,893        2,866,052
                                                          ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ............................       546,532          131,137           76,233
  Accounts Receivable:
    Customer Accounts Receivable .......................       623,926          490,106          525,404
    Other Accounts Receivable ..........................       304,014          207,168          260,713
    Less: allowance for doubtful accounts ..............        38,123           39,734           37,641
  Unbilled Revenues ....................................       177,175          152,744          246,876
  Fuel, at average cost ................................        88,022          167,020          253,360
  Materials and Supplies, net of inventory valuation
    reserves $18,200, $18,200 and $20,100, respectively.       148,033          150,640          144,970
  Deferred Income Taxes ................................        29,734           25,135           27,571
  Miscellaneous Current Assets .........................        51,751           26,891           62,631
                                                          ------------     ------------     ------------
       Total Current Assets ............................     1,931,064        1,311,107        1,560,117
                                                          ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ..........................        65,439           83,817           70,120
  Oil and Gas Property Write-Down ......................        34,790           39,944           36,078
  Unamortized Debt Expense .............................       148,767          131,300          123,833
  Deferred OPEB Costs ..................................       250,544          192,727          167,189
  Underrecovered Electric Energy and Gas Costs - net....       207,843          171,238          170,565
  Unrecovered Environmental Costs ......................       127,368          136,151          130,070
  Unrecovered Plant and Regulatory Study Costs .........        34,856           35,661           35,150
  Unrecovered SFAS 109 Deferred Income Taxes ...........       766,908          794,665          769,136
  Deferred Decontamination and Decommissioning Costs ...        49,872           53,016           49,872
  Other ................................................        28,724           25,570            5,826
                                                          ------------     ------------     ------------
       Total Deferred Debits ...........................     1,715,111        1,664,089        1,557,839
                                                          ------------     ------------     ------------
       Total ...........................................  $ 17,695,129     $ 16,765,245     $ 17,171,439
                                                          ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                        March 31,        March 31,        December 31,
CAPITALIZATION AND LIABILITIES                            1996             1995              1995
- ------------------------------                        ------------     ------------     --------------
CAPITALIZATION
  Common Equity
    Common Stock .................................... $  3,801,157     $  3,801,157      $  3,801,157
    Retained Earnings ...............................    1,705,753        1,590,464         1,643,785
                                                      ------------     ------------      ------------
       Total Common Equity ..........................    5,506,910        5,391,621         5,444,942
Subsidiaries' Securities and Obligations
  Preferred Securities
    Preferred Stock Without Mandatory Redemption.....      324,994          384,994           324,994
    Preferred Stock With Mandatory Redemption .......      150,000          150,000           150,000
    Monthly Income Preferred Securities .............      210,000          150,000           210,000
  Long-Term Debt ....................................    5,110,163        5,264,646         5,189,791
                                                      ------------     ------------      ------------
       Total Capitalization .........................   11,302,067       11,341,261        11,319,727
                                                      ------------     ------------      ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning, and Low Level
    Radwaste Costs ..................................       49,890           57,664            50,449
  Environmental Costs ...............................       96,302          108,576            96,272
  Capital Lease Obligations .........................       52,934           53,612            53,111
                                                      ------------     ------------      ------------
       Total Other Long-Term Liabilities.............      199,126          219,852           199,832
                                                      ------------     ------------      ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ................       92,639          364,773            90,630
  Commercial Paper and Loans ........................    1,022,318          238,223           849,567
  Book Overdrafts ...................................       63,372           51,913            70,014
  Accounts Payable ..................................      526,078          373,159           567,787
  New Jersey Gross Receipts Taxes Accrued ...........      188,937          175,261              --
  Other Taxes Accrued ...............................       90,189          142,238            34,678
  Interest Accrued ..................................      108,556          120,540           108,245
  Estimated Liability for Vacation Pay ..............       40,589           40,621            17,089
  Customer Deposits .................................       32,300           32,457            32,785
  Liability for Injuries and Damages ................       44,338           31,784            38,141
  Miscellaneous Environmental Liabilities ...........       17,694           15,305            16,954
  Other .............................................       94,825           77,712            95,907
                                                      ------------     ------------      ------------
       Total Current Liabilities ....................    2,321,835        1,663,986         1,921,797
                                                      ------------     ------------      ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes .................    3,144,616        2,912,922         3,094,620
  Accumulated Deferred Investment Tax Credits .......      387,320          407,494           392,324
  Deferred OPEB Costs ...............................      250,544          192,727           167,189
  Other .............................................       89,621           27,003            75,950
                                                      ------------     ------------      ------------
       Total Deferred Credits .......................    3,872,101        3,540,146         3,730,083
                                                      ------------     ------------      ------------
COMMITMENTS AND CONTINGENCIES (note 2)
       Total ........................................ $ 17,695,129     $ 16,765,245      $ 17,171,439
                                                      ============     ============      ============

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Thousands of Dollars)
                                                Three Months Ended           Twelve Months Ended
                                                    March 31,                       March 31,
                                            --------------------------    --------------------------
                                                1996          1995            1996           1995
                                            ------------   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .............................. $     194,104  $   212,592    $   643,835    $   661,498
Adjustments to reconcile net income to
  net cash flows from operating activities:
  Depreciation and Amortization ...........       174,468      164,256        684,443        642,045
  Amortization of Nuclear Fuel ............         8,905       23,120         60,813         94,719
 (Deferral) Recovery of Electric Energy
    and Gas Costs - net ...................       (37,278)       1,325        (36,605)       (51,034)
  Unrealized Gains on
    Investments - net......................       (10,103)     (19,421)       (37,350)       (46,500)
  Provision for Deferred Income
    Taxes - net............................        31,482       16,456        160,118        110,129
  Investment Tax Credits - net ............        (5,004)      (4,972)       (20,174)       (20,358)
  Allowance for Funds Used During
    Construction - Debt and Equity and
    Capitalized Interest...................        (5,457)     (11,588)       (36,401)       (49,069)
  Proceeds from Leasing Activities - net...        11,212      (14,487)        63,351         25,893
  Changes in certain current assets
  and liabilities:
    Net (increase) decrease in Accounts
      Receivable and Unbilled Revenues.....       (71,640)      (1,157)      (256,708)        83,450
    Net decrease (increase) in Inventory -
      Fuel and Materials and Supplies......       162,275       99,552         81,605        (34,999)
    Net (decrease) increase in
      Accounts Payable.....................       (41,709)     (60,312)       152,919        (13,289)
    Net change in Prepaid/Accrued
      Taxes................................       252,256      273,350        (38,373)      (267,678)
    Net change in Other Current Assets
      and liabilities......................        30,090       27,661         (9,576)        20,200
  Other ...................................         6,797       (7,275)        82,316         30,878
                                             ------------  -----------    -----------   ------------
       Net cash provided by operating
       activities .........................       700,398      699,100      1,494,213      1,185,885
                                             ------------  -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC ........................       (96,349)    (128,027)      (618,205)      (809,519)
  Additions to Oil and Gas Property,
    Plant and Equipment, excluding
    Capitalized Interest ..................       (23,346)     (21,304)      (129,771)      (133,763)
  Net (increase) decrease in Long-Term
    Investments and Real Estate ...........        (7,361)      (6,113)       (82,512)        31,566
  Increase in Decommissioning and Other
    Special Funds, excluding interest .....        (7,391)      (7,390)       (29,618)       (36,976)
  Cost of Plant Removal - net .............       (11,101)      (2,103)       (38,672)       (28,357)
  Other ...................................        (2,586)         248         27,065          7,950
                                             ------------  -----------    -----------   ------------
       Net cash used in investing
       activities .........................      (148,134)    (164,689)      (871,713)      (969,099)
                                             ------------  -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in
    Short-Term Debt .......................       172,751     (253,363)       784,095        119,721
  (Decrease) increase in Book Overdrafts ..        (6,642)     (34,663)        11,459         13,286
  Issuance of Long-Term Debt ..............       352,451         --          508,771        449,800
  Redemption of Long-Term Debt ............      (430,070)     (50,976)      (935,388)      (547,422)
  Long-Term Debt Issuance and
    Redemption Costs ......................       (38,319)        --          (47,496)       (29,811)
  Redemption of Preferred Stock ...........         --            --          (60,000)       (75,000)
  Issuance of Monthly Income
    Preferred Securities ..................         --            --           60,000        150,000
  Cash Dividends Paid on Common Stock .....      (132,138)    (132,138)      (528,548)      (528,548)
  Other ...................................             2         --                2           (843)
                                             ------------  -----------    -----------    -----------
       Net cash used in financing
         activities ......................        (81,965)    (471,140)      (207,105)      (448,817)
                                             ------------  -----------    -----------    -----------
Net increase (decrease) in Cash and
  Cash Equivalents ........................       470,299       63,271        415,395       (232,031)
Cash and Cash Equivalents at Beginning
  of Period ...............................        76,233       67,866        131,137        363,168
                                             ------------  -----------    -----------    -----------
Cash and Cash Equivalents at
  End of Period...........................  $     546,532  $   131,137    $   546,532    $   131,137
                                             ============  ===========    ===========    ===========
Income Taxes Paid ......................... $       7,288  $    15,136    $   177,528    $   166,910
Interest Paid ............................. $     110,258  $    94,409    $   497,113    $   437,932

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                (Thousand of Dollars)


                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                      March 31,
                                              ---------------------------   ---------------------------
                                                  1996           1995           1996           1995
                                              ------------   ------------   ------------   ------------
Balance at Beginning of Period ............   $  1,643,785   $  1,510,010   $   1,590,464  $  1,458,357
Add Net Income ............................        194,104        212,592         643,835       661,498
                                              ------------   ------------    ------------  ------------
     Total ................................      1,837,889      1,722,602       2,234,299     2,119,855
                                              ------------   ------------    ------------  ------------



Deduct:
  Cash Dividends on Common Stock ..........        132,138        132,138         528,548        528,548
  Adjustment to Retained Earnings .........             (2)        --                  (2)           843
                                              ------------   ------------    ------------   ------------
     Total Deductions .....................        132,136        132,138         528,546        529,391
                                              ------------   ------------    ------------   ------------
Balance at End of Period ..................   $  1,705,753   $  1,590,464    $  1,705,753   $  1,590,464
                                              ============   -=-=========    ============   ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

     The financial statements included herein as of March 31, 1996 and 1995 and for the periods then ended are unaudited but, in the opinion of PSE&G's management, reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)
                                                Three Months Ended           Twelve Months Ended
                                                    March 31,                      March 31,
                                            ---------------------------   ---------------------------
                                                 1996          1995            1996           1995
                                            -------------   ------------   ------------   ------------
OPERATING REVENUES
  Electric ................................ $    958,333   $    945,038   $   4,034,137   $ 3,795,409
  Gas .....................................      796,916        634,478       1,848,841     1,611,349
                                            -------------   ------------   ------------   ------------
       Total Operating Revenues ...........    1,755,249      1,579,516       5,882,978     5,406,758
                                            -------------   ------------   ------------   ------------
OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and
       Interchanged Power..................      216,075        208,110         899,747       736,672
    Gas Purchased and Materials for
      Gas Produced ........................      456,732        344,193       1,074,078       915,754
    Other .................................      242,764        220,217         971,947       964,758
  Maintenance .............................       95,416         64,045         343,981       295,650
  Depreciation and Amortization ...........      152,508        143,593         600,029       559,960
  Taxes
    Federal Income Taxes ..................       94,629        102,284         313,873       283,384
    New Jersey Gross Receipts Taxes .......      188,436        176,789         624,608       568,653
    Other .................................       23,587         21,853          72,543        75,838
                                            -------------   ------------   ------------   ------------
       Total Operating Expenses ...........    1,470,147      1,281,084       4,900,806     4,400,669
                                            -------------   ------------   ------------   ------------
OPERATING INCOME ..........................      285,102        298,432         982,172     1,006,089
                                            -------------   ------------   ------------   ------------
OTHER INCOME
  Allowance for Funds Used During
     Construction - Equity ................         --            1,482           3,842        12,483
  Miscellaneous - net .....................        1,273          1,851           7,150         6,931
                                            -------------   ------------   ------------   ------------
       Total Other Income .................        1,273          3,333          10,992        19,414
                                            -------------   ------------   ------------   ------------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES .......      286,375        301,765         993,164     1,025,503
                                            -------------   ------------   ------------   ------------
INTEREST CHARGES
  Long-Term Debt ..........................       91,512         91,492         357,604       370,059
  Short-Term Debt .........................        4,034          1,950          22,824        17,866
  Other ...................................        6,755          6,531          28,769        16,101
                                            -------------   ------------   ------------   ------------
       Total Interest Charges .............      102,301         99,973         409,197       404,026
Allowance for Funds Used During
  Construction - Debt .....................       (4,291)        (8,619)        (26,615)      (28,581)
                                            -------------   ------------   ------------   ------------
Net Interest Charges ......................       98,010         91,354         382,582       375,445
Monthly Income Preferred Securities
  Dividend Requirements ...................        4,715          3,515          16,864         5,195
                                            -------------   ------------   ------------   ------------
NET INCOME ................................      183,650        206,896         593,718       644,863
                                            -------------   ------------   ------------   ------------
Preferred Stock Dividend Requirements .....        7,526          8,682          32,606        38,869
Preferred Stock Redemption Premium..........      --              --                474        --
                                            -------------   ------------   ------------   ------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED............ $    176,124   $    198,214   $     560,638  $    605,994
                                            =============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)

                                                          March 31,         March 31,      December 31,
ASSETS                                                      1996              1995            1995
- ------                                                  ------------     ------------     -------------
UTILITY PLANT - Original cost
  Electric ...........................................  $ 13,189,429     $ 12,470,514     $  13,095,103
  Gas ................................................     2,458,045        2,344,557        2,442,572
  Common .............................................       511,760          515,113          517,104
                                                        ------------     ------------     ------------
   Total .............................................    16,159,234       15,330,184       16,054,779
Less:  accumulated depreciation and amortization......     5,559,788        5,229,300        5,440,414
                                                        ------------     ------------     ------------
   Net ...............................................    10,599,446       10,100,884       10,614,365
Nuclear Fuel in Service, net of accumulated
  amortization - $255,283; $305,655; and
  $297,435, respectively .............................       171,218          201,637          180,018
                                                        ------------     ------------     ------------
   Net Utility Plant in Service ......................    10,770,664       10,302,521       10,794,383
Construction Work in Progress, including Nuclear Fuel
  in Process - $108,015; $53,396; and $104,743,
  respectively .......................................       352,452          753,774          369,082
Plant Held for Future Use ............................        23,966           23,861           23,966
                                                        ------------     ------------     ------------
       Net Utility Plant .............................    11,147,082       11,080,156       11,187,431
                                                        ------------     ------------     ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
Long-Term Investments, net of amortization - $7,320;
  $3,024; and $6,009, respectively ...................       135,550           76,812          119,474
Nuclear Decommissioning and Other Special Funds ......       286,795          242,330          276,348
Other Plant, net of accumulated depreciation and
  amortization - $1,936; $1,149; and
  $1,905, respectively................................        24,990           32,886           24,976
                                                        ------------     ------------     ------------
Total Investments and Other Noncurrent Assets.........       447,335          352,028          420,798
                                                        ------------     ------------     ------------
CURRENT ASSETS
  Cash and Cash Equivalents ..........................       508,173           82,990           32,373
  Accounts Receivable:
   Customer Accounts Receivable ......................       623,926          490,106          525,404
   Other Accounts Receivable .........................       189,677          112,327          163,976
   Less: allowance for doubtful accounts..............        38,123           39,734           37,641
  Unbilled Revenues ..................................       177,175          152,744          246,876
  Fuel, at average cost ..............................        88,022          167,020          253,360
  Materials and supplies, net of inventory valuation
   reserves - $18,200; $18,200; and $20,100,
   respectively ......................................       146,772          149,193          143,741
  Deferred Income Taxes ..............................        29,734           25,135           27,571
  Miscellaneous Current Assets .......................        25,124           19,706           37,130
                                                        ------------     ------------     ------------
       Total Current Assets ..........................     1,750,480        1,159,487        1,392,790
                                                        ------------     ------------     ------------
DEFERRED DEBITS
  Property Abandonments - net ........................        65,439           83,817           70,120
  Oil and Gas Property Write-Down ....................        34,790           39,944           36,078
  Unamortized Debt Expense ...........................       147,165          128,905          122,049
  Deferred OPEB Costs ................................       250,544          192,727          167,189
  Underrecovered Electric Energy and Gas Costs - net..       207,843          171,238          170,565
  Unrecovered Environmental Costs ....................       127,368          136,151          130,070
  Unrecovered Plant and Regulatory Study Costs .......        34,856           35,661           35,150
  Deferred Decontamination and Decommissioning Costs..        49,872           53,016           49,872
  Unrecovered SFAS 109 Deferred Income Taxes .........       766,908          794,665          769,136
  Other ..............................................        27,867           25,564            5,700
                                                        ------------     ------------     ------------
       Total Deferred Debits .........................     1,712,652        1,661,688        1,555,929
                                                        ------------     ------------     ------------
      Total ..........................................  $ 15,057,549     $ 14,253,359     $ 14,556,948
                                                        ============     ============     ============

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED BALANCE SHEETS
                                                (Thousands of Dollars)
                                                          March 31,       March 31,       December 31,
CAPITALIZATION AND LIABILITIES                              1996            1995              1995
- ------------------------------                          ------------     ------------     ------------
CAPITALIZATION
  Common Equity
    Common Stock ......................................  $  2,563,003     $  2,563,003     $  2,563,003
    Contributed Capital from Enterprise ...............       594,395          534,395          594,395
    Retained Earnings .................................     1,418,653        1,360,215        1,372,729
                                                         ------------     ------------     ------------
       Total Common Equity ............................     4,576,051        4,457,613        4,530,127

Preferred Stock without mandatory redemption ..........       324,994          384,994          324,994
Preferred Stock with mandatory redemption .............       150,000          150,000          150,000
Monthly Income Preferred Securities of Subsidiary .....       210,000          150,000          210,000
Long-Term Debt ........................................     4,523,614        4,587,740        4,586,268
                                                         ------------     ------------     ------------
       Total Capitalization ...........................     9,784,659        9,730,347        9,801,389
                                                         ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning and Low Level
     Radwaste Costs ...................................        49,890           57,664           50,449
  Environmental Costs .................................        96,302          108,576           96,272
  Capital Lease Obligations ...........................        52,934           53,612           53,111
                                                         ------------     ------------     ------------
       Total Other Long-Term Liabilities ..............       199,126          219,852          199,832
                                                         ------------     ------------     ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ..................         2,000          210,200             --
  Commercial Paper and Loans ..........................       736,281           94,200          567,316
  Book Overdrafts .....................................        63,372           51,913           70,014
  Accounts Payable ....................................       435,457          287,958          481,632
  Accounts Payable - Associated Companies .............        70,613           81,783            8,011
  New Jersey Gross Receipts Taxes Accrued .............       188,937          175,261             --
  Other Taxes Accrued .................................        35,634           39,291           32,767
  Interest Accrued ....................................        86,948           96,179           95,811
  Estimated Liability for Vacation Pay ................        40,589           40,621           17,089
  Customer Deposits ...................................        32,300           32,457           32,785
  Liability for Injuries and Damages ..................        44,338           31,784           38,141
  Miscellaneous Environmental Liabilities .............        17,694           15,305           16,954
  Other ...............................................        62,543           48,132           50,751
                                                         ------------     ------------     ------------
       Total Current Liabilities ......................     1,816,706        1,205,084        1,411,271
                                                         ------------     ------------     ------------
DEFERRED CREDITS
  Accumulated Deferred Income Taxes ...................     2,555,817        2,497,959        2,535,603
  Accumulated Deferred Investment Tax Credits .........       365,867          385,010          370,610
  Deferred OPEB Costs .................................       250,544          192,727          167,189
  Other ...............................................        84,830           22,380           71,054
                                                         ------------     ------------     ------------
       Total Deferred Credits .........................     3,257,058        3,098,076        3,144,456
                                                         ------------     ------------     ------------
COMMITMENTS AND CONTINGENCIES (note 2)
     Total ............................................  $ 15,057,549     $ 14,253,359     $ 14,556,948
                                                         ============     ============     ============


                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands of Dollars)
                                               Three Months Ended           Twelve Months Ended
                                                    March 31,                    March 31,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ............................. $    183,650    $  206,896    $    593,718  $     644,863
  Adjustments to reconcile net income
    to net cash flows from operating
    activities:
    Depreciation and Amortization ........      152,508       143,593         600,029        559,960
    Amortization of Nuclear Fuel .........        8,905        23,120          60,813         94,719
   (Deferral) Recovery of Electric
      Energy and Gas Costs - net .........      (37,278)        1,325         (36,605)       (51,034)
    Provision for Deferred Income
      Taxes - net ........................       22,442        16,148          85,615         87,838
    Investment Tax Credits - net .........       (4,743)       (4,711)        (19,143)       (19,317)
    Allowance for Funds Used During
      Construction - Debt and Equity .....       (4,291)      (10,101)        (30,457)       (41,064)
    Changes in certain current assets
    and liabilities:
      Net decrease (increase) in Accounts
        Receivable and Unbilled Revenues .      (54,040)       33,589        (237,212)       114,235
      Net decrease (increase) in Inventory -
        Fuel and Materials and Supplies...      162,307        99,477          81,419        (34,873)
      Net increase (decrease) in
        Accounts Payable .................       16,427       (16,941)        136,329        (73,877)
      Net change in Prepaid/Accrued
        Taxes ............................      199,612       178,522          10,019       (276,606)
      Net change in Other Current Assets
        and Liabilities ..................       34,916        22,899           9,917         27,538
    Other ................................        3,386        (9,720)         70,264          9,762
                                           ------------   -----------     -----------   ------------
        Net cash provided by operating
        activities .......................      683,801       684,096       1,324,706      1,042,144
                                           ------------   -----------     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant,
    excluding AFDC .......................      (96,349)     (128,027)       (618,205)      (809,519)
  Net (increase) decrease in
    Long-Term Investments ................      (18,770)      (10,926)        (73,033)        50,226
  Increase in Decommissioning Funds
    and Other Special Funds,
    excluding interest ...................       (7,391)       (7,390)        (29,618)       (36,976)
  Cost of Plant Removal - net ............      (11,101)       (2,103)        (38,672)       (28,357)
  Other ..................................          (14)           (7)            852          2,186
                                           ------------   -----------     -----------   ------------
        Net cash used in investing
        activities .......................     (133,625)     (148,453)       (758,676)      (822,440)
                                           ------------   -----------     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in
    Short-Term Debt ......................      168,965      (307,559)        642,081         (7,761)
 (Decrease) increase  in Book
    Overdrafts ...........................       (6,642)      (34,663)         11,459         13,286
  Issuance of Long-Term Debt .............      352,451          --           508,771        449,800
  Redemption of Long-Term Debt............     (413,105)         --          (781,097)      (411,150)
  Long-Term Debt Issuance and
    Redemption Costs .....................      (38,319)         --           (46,781)       (29,731)
  Redemption of Preferred Stock ..........        --             --           (60,000)       (75,000)
  Issuance of Monthly Income
    Preferred Securities .................        --             --            60,000        150,000
  Contributed Capital.....................        --             --            60,000          --
  Cash Dividends Paid ....................     (137,726)     (138,882)       (534,806)      (545,669)
  Other ..................................        --              953            (474)          (842)
                                           ------------   -----------     -----------   ------------
        Net cash used in financing
          activities .....................      (74,376)     (480,151)       (140,847)      (457,067)
                                           ------------   -----------     -----------   ------------
Net increase (decrease) in Cash and
  Cash Equivalents .......................      475,800        55,492         425,183       (237,363)
Cash and Cash Equivalents at Beginning
  of Period ..............................       32,373        27,498          82,990        320,353
                                           ------------   -----------     -----------   ------------
Cash and Cash Equivalents at End
  of Period .............................. $    508,173        82,990    $    508,173  $      82,990
                                           ============   ===========     ===========   ============
Income Taxes Paid ........................ $      9,049   $    27,005    $    261,917  $     235,615
Interest Paid ............................ $    101,605   $    85,972    $    415,142  $     350,566

See Notes to Consolidated Financial Statements.

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                  CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                               (Thousands of Dollars)


                                               Three Months Ended           Twelve Months Ended
                                                    March 31,                       March 31,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
Balance at Beginning of Period ........... $  1,372,729   $  1,292,201   $  1,360,215   $  1,261,863
Add:  Net Income .........................      183,650        206,896        593,718        644,863
                                           ------------   ------------   ------------   ------------
     Total ...............................    1,556,379      1,499,097      1,953,933      1,906,726
                                           ------------   ------------   ------------   ------------
Deduct:  Cash Dividends
  Preferred Stock, at required rates .....        7,526          8,682         32,606         38,869
  Common Stock ...........................      130,200        130,200        502,200        506,800
  Adjustment to Retained Earnings.........       --               --              474            842
                                           ------------   ------------   ------------   ------------
     Total Deductions ....................      137,726        138,882        535,280        546,511
                                           ------------   ------------   ------------   ------------

Balance at End of Period ................. $  1,418,653   $  1,360,215   $  1,418,653   $  1,360,215
                                           ============   ============   ============   ============

See Notes to Consolidated Financial Statements.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  RATE MATTERS

 Alternative Rate Plan

    On January 16, 1996, PSE&G filed a proposal, the "New Jersey Partners in Power" Plan (Plan) with the New Jersey Board of Public Utilities (BPU) for major changes in utility regulation that include an immediate $50 million rate reduction for PSE&G's electric customers, various types of rate freezes, elimination of fuel adjustment mechanisms, assurances that future price increases related to controllable costs will be lower than the rate of inflation and funding of up to an aggregate of $55 million in two economic development initiatives.

     The seven-year Plan, if approved, would give PSE&G the mechanisms and incentives to compete more effectively on several fronts, including the ability to develop revenue from non-regulated products and services, accelerate or modify depreciation schedules to help mitigate any potential stranded asset issues and more aggressively manage the control of costs. In addition, the Plan would provide the foundation for ongoing price flexibility without the need for prolonged, adversarial regulatory proceedings.

    On April 24, 1996, the BPU orally approved intervenor status and participatory status for twenty-two entities in the proceeding in which it will consider the proposed Plan. A BPU determination on the process and procedures to be used to decide the case is being awaited. PSE&G cannot predict what other actions, if any, may be taken by the BPU with respect to the Plan or when final action on the proposal may be completed.

Salem Investigation

    On March 14, 1996, the BPU issued an order regarding its investigation into the continuing outage of the Salem Nuclear Generating Station. The BPU's order:

1. declared PSE&G's rates related to Salem Unit 1 interim as of March 14, 1996, and subject to refund, pending further hearings referred to below;

2. required PSE&G to file briefs with regard to why the BPU should not declare rates related to Salem Unit 2 interim and subject to refund. Such briefs were filed by PSE&G on April 14, 1996 and supported PSE&G's position that Unit 2's rates should not be declared interim and subject to refund;

3. required PSE&G to furnish certain other financial information related to the rate treatment of each Salem unit as well as replacement power costs associated with the outage. In addition, PSE&G must provide updates of monthly actual replacement power data for each respective unit and updates on the status of the outage, including the anticipated return to service date for each unit. On April 4, 1996, PSE&G filed with the BPU the requested financial information related to actual net plant investment included in the last base rate case for each Salem unit, operation and maintenance expenses in current electric base rates for each Salem unit and replacement power costs associated with the outage of the Salem units to date. The filing supported a base revenue requirement of $205 million as well as replacement power costs and additional on-going costs of $214 million. This information was based upon facts and circumstances which existed at the date of filing and did not contain any adjustments necessary to reflect costs which would continue to safely maintain either or both units in a shutdown mode; and

4. required further proceedings to determine if each Salem unit remains "used and useful" for rate making purposes.

    In April and early May, the Board held evidentiary hearings for purposes of permitting the cross-examination of witnesses pertaining solely to the issue of whether rates related to Salem Unit 2 should be interim and subject to refund. During the hearings, PSE&G's witnesses testified as to the scheduled return date of Salem Unit 2 and stated that the Nuclear Regulatory Commission (NRC) has concluded that the overall restart plan, if implemented effectively, should adequately address the numerous Salem issues to support a safe plant restart. PSE&G's witnesses also stated that the remaining work activities to achieve a Salem Unit 2 restart are known and understood by PSE&G management, do not present any novel engineering issues and that such restart is achievable using standard outage processes and management techniques. An expedited briefing schedule, with briefs due in late May and reply briefs due in early June, has been established. PSE&G cannot predict the outcome of these hearings.

    The issue of whether or not Salem Unit 1, and possibly Salem Unit
2, are no longer used and useful will be addressed in a separate hearing before the BPU or the Office of Administrative Law (OAL). The date for
such hearing has yet to be determined.   Neither Enterprise nor PSE&G
can predict the outcome of this proceeding. Removal of Salem Unit 1 and/or Salem Unit 2 from base rates could have a material adverse effect on PSE&G's financial position, results of operations and net cash flows. PSE&G will oppose the issuance of any order to remove either Salem unit from base rates and believes that in the event of a unit's removal from base rates, all of the replacement power costs attributable to such unit would be recoverable through its Electric Levelized Energy Adjustment Clause (LEAC) and that the estimated $12 million Nuclear Performance Standard (NPS) penalty for 1996 would be substantially reduced. (see
Note 2, Commitments and Contingent Liabilities of Notes).

Levelized Gas Adjustment Charge

    On April 24, 1996, the BPU orally approved PSE&G's 1995/96
Levelized Gas Adjustment Charge (LGAC), which would finalize the interim rates approved by the BPU on December 20, 1995. The approved LGAC rates are to remain in effect through December 31, 1996.

Electric Levelized Energy Adjustment Clause

    By Order dated May 5, 1995, the BPU approved PSE&G's LEAC. Such Order also required that a hearing be convened regarding the April 1994 Salem 1 shutdown to determine whether PSE&G should be allowed to recover replacement power costs of approximately $8 million, which have been deferred. On October 18, 1995, this matter was ordered to be transferred to the OAL for a hearing which is scheduled for June 7, 1996. PSE&G cannot predict the outcome of this proceeding.

Other Rate Matters

    On July 21, 1995, the BPU initiated a generic proceeding to expeditiously adopt specific standards to guide utility "off-tariff" negotiated rate agreement programs. Such proceeding would consider minimum prices, confidentiality, maximum contract duration, filing requirements and such other standards as may be necessary for compliance with the law. A Written Summary Decision and Order was issued on October 27, 1995, which required each New Jersey electric utility, including PSE&G, to file initial minimum tariffs, consistent with the terms of such Order, and further, indicated that such Order will be supplemented by a Final Decision and Order to fully discuss and explain the rationale for the BPU's overall decision. On November 13, 1995, PSE&G filed its compliance filing. PSE&G cannot predict what impact, if any, the generic tariff may have on its electric revenues and earnings.

    In September 1994, the BPU initiated a generic proceeding regarding overrecovery of capacity costs associated with electric utility power purchases from cogenerators and small power producers. The initial phase of the proceeding, which has been transferred to the OAL, seeks to determine whether there was any such overrecovery and, if so, the amount overrecovered. Hearings were initiated during the first quarter of 1996 and are currently in progress.

    The New Jersey Division of Ratepayer Advocate has intervened in the proceeding and alleges, among other things, that PSE&G has overrecovered such costs in an amount ranging from $250 to $300 million during the period from August 1991 to December 1994. PSE&G denies such overrecovery because all relevant capacity cost recovery mechanisms have been previously reviewed and approved by the BPU. Additionally, PSE&G contends that a review of any individual cost item is inappropriate and is proscribed as retroactive ratemaking.

    While PSE&G cannot predict the outcome of this proceeding, the final resolution of this issue may impact the financial position, results of operations or net cash flows of Enterprise and PSE&G prospectively.


NOTE 2.  COMMITMENTS AND CONTINGENT LIABILITIES


Nuclear Performance Standard

    The BPU has established a NPS for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem Units 1 and 2 -- 42.59%; Hope Creek -- 95%; and Peach Bottom Units 2 and 3 -- 42.49%. PSE&G operates Salem Units 1 and 2 and Hope Creek, while Peach Bottom is operated by PECO Energy, Inc. (PECO).

    The penalty/reward under the NPS is a percentage of replacement power costs. (See table below.)

             CAPACITY FACTOR RANGE                  REWARD    PENALTY
- --------------------------------------------------  ------    -------
Equal to or greater than 75%.........................    30%       --
Equal to or greater than 65% and less than 75%.......   None      None
Equal to or greater than 55% and less than 65%.......   --         30%
Equal to or greater than 45% and less than 55%.......   --         40%
Equal to or greater than 40% and less than 45%.......   --         50%
Below 40%............................................   BPU Intervenes

      Under the NPS, the capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. PSE&G's Alternative Rate Plan proposes the elimination of the NPS. (See Note 1 - Rate Matters of Notes).

    Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the return of Salem 2 by the end of August and the continued outage of Salem 1 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 57%, which would result in a penalty of approximately $12 million. Both of the Salem units are currently out of service and their return dates are subject to completion of testing, analysis, repair activity and NRC concurrence that they are prepared to restart.

Nuclear Insurance Coverages and Assessments

    PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                       PSE&G MAXIMUM
                                          TOTAL         ASSESSMENTS
                                          SITE         FOR A SINGLE
 TYPE AND SOURCE OF COVERAGES           COVERAGES        INCIDENT
- -------------------------------------   ---------      -------------
                                             (MILLIONS OF DOLLARS)
Public Liability:
 American Nuclear Insurers...........   $  200.0         $   --
 Indemnity(A)........................    8,720.3            210.2
                                        --------         --------
                                        $8,920.3 (B)     $  210.2
                                        --------         --------
Nuclear Worker Liability:
 American Nuclear Insurers(C)........   $  200.0         $    8.0
                                        --------         --------
Property Damage:
 Nuclear Mutual Limited..............   $  500.0         $    9.2
 Nuclear Electric Insurance
  Ltd. (NEIL II).....................    1,400.0              8.3(D)
 Nuclear Electric Insurance
  Ltd. (NEIL III)....................      850.0              9.2
                                        --------         --------
                                        $2,750.0         $   26.7
                                        --------         --------
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

    Further, a recent decision by the U.S. Supreme Court, not involving PSE&G, held that the Price Anderson Act did not preclude awards based on state law claims for punitive damages.

    PSE&G is a member of two industry mutual insurance companies:
Nuclear Mutual Limited (NML), and Nuclear Electric Insurance Limited
(NEIL). NML provides the primary property insurance at Salem and Hope Creek. NEIL provides excess property insurance through its NEIL II and NEIL III policies and replacement power coverage through its NEIL I policy. Both companies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

Construction and Fuel Supplies

    PSE&G has substantial commitments as part of its ongoing construction program which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to its electric Integrated Resource Plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and demand side management (DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

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

Hazardous Waste

    Certain Federal and State laws authorize the United States Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to take investigative and remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. PSE&G does not expect its expenditures for any such site to have a material adverse effect on its financial position, results of operations or net cash flows.

PSE&G Manufactured Gas Plant Remediation Program

    In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The overall cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations or net cash flows.


NOTE 3.  LONG-TERM DEBT


    Enterprise's long-term debt aggregated $5.1 billion as of March 31, 1996, of which $4.5 billion was attributable to PSE&G and $600 million to Enterprise Diversified Holdings Incorporated (EDHI), the parent of Enterprise's nonutility businesses.

    On January 30, 1996, PSE&G issued the following series of its First and Refunding Mortgage Bonds (Bonds): $200 million principal amount of its 6-3/4% Series VV due 2016 and $150 million principal amount of its 6-1/4% WW due 2007. PSE&G applied the net proceeds from the sale of new Bonds, together with other funds, to defease in substance: $196.0 million aggregate principal amount of its 8-3/4% Series EE Bonds due 2021 and $148.5 million aggregate principal amount of its 8-3/4% Series HH Bonds due 2022. In addition, PSE&G retired $65 million of its 8-1/2% Series LL Bonds due 2022 and exercised a $2.5 million optional cash sinking fund.

NOTE 4.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT


  Natural Gas and Crude Oil Hedging

    Energy Development Corporation (EDC) sold natural gas futures contracts outstanding at March 31, 1996 and 1995 which hedged 12,630,000 mmbtu and 9,020,000 mmbtu, respectively. Such amounts represented approximately 18% of EDC's anticipated domestic natural gas production for the remainder of 1996 and 17% of EDC's production for 1995, respectively, at average sales prices of $1.83 per mmbtu and $1.95 per mmbtu, respectively.

    At March 31, 1996, EDC sold crude oil futures contracts outstanding which hedged 1.1 million barrels of oil representing approximately 39% of EDC's anticipated domestic oil production in 1996 at an average price of $17.81 per barrel.

    The deferred unrealized (losses) gains at March 31, 1996 and 1995 related to EDC's futures contracts were ($7.0) million and $1.7 million, respectively.

    Through March 31, 1996 and 1995, U.S. Energy Partners (USEP) entered into futures contracts and swaps to buy 2,440,000 mmbtu and 3,140,000 mmbtu of natural gas at average prices of $1.81 and $1.79 per mmbtu, respectively, related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 86% and 84% of fixed-price sales commitments at March 31, 1996 and 1995. USEP had deferred unrealized hedge gains of $2.1 million and $15 thousand at March 31, 1996 and 1995, respectively.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PSE&G

    Except as modified below, the Notes to Consolidated Financial
Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

          Note 1.  Rate Matters
          Note 2.  Commitments and Contingencies
         Note 3.   Long-Term Debt

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                ENTERPRISE

    Following are the significant changes in or additions to information reported in Enterprise's Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1995, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such statements and Notes.

  Overview

    As of March 31, 1996, PSE&G comprised 85% of Enterprise's assets. For the three months and twelve months ended March 31, 1996, PSE&G revenues were 95% and 92%, respectively, of Enterprise's revenues and PSE&G's earnings available to Enterprise for such periods were 91% and 87%, respectively, of Enterprise's net income.

    On December 6, 1995, Enterprise announced that it will pursue the divestiture of Energy Development Corporation (EDC) during 1996 through either a sale or spin-off. On March 13, 1996, Enterprise filed a Form S-1 Registration Statement with the SEC, which has not yet become effective, to position Enterprise to undertake an initial public offering of up to 20 percent of EDC and subsequently spin-off the remainder of EDC in a tax-free transaction to Enterprise shareholders. Enterprise continues to solicit offers from the private marketplace with the intention of further evaluating its alternatives. No determination has yet been made as to which path will be undertaken and a decision is anticipated over the next few months.

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

    The restructuring of the electric industry is more complex and evolving at a slower pace than that of the gas industry. Federal legislation, such as the National Energy Policy Act of 1992 (EPAct) has eased restrictions on independent power producers (IPP) in an effort to increase competition in the wholesale electric generation market. As the barriers to entry in the power production business have been lowered, the construction of cogeneration facilities and independent power production facilities has been growing, with the result of creating lower cost alternatives for large commercial and industrial customers. Presently, PSE&G is in the process of assessing the potential for individual arrangements with commercial and industrial customers which have such competitive alternatives, but PSE&G believes that it does not currently have a material exposure with respect to such customers.

    Further, EPAct authorized the Federal Energy Regulatory Commission
(FERC) to mandate utilities to transport and deliver or "wheel" energy for the supply of bulk power to wholesale customers. On April 24, 1996, the FERC issued final rules, to become effective on July 9, 1996, requiring all public utilities owning, controlling or operating transmission lines to file non-discriminatory open access tariffs that offer others the same transmission service they provide to themselves. Transmission services covered by the final rule include network and point-to-point services, as well as ancillary services. The final rules include a pro forma tariff setting minimum terms and conditions of service for non-discriminatory open access transmission service. Public utilities are required both to offer service to others under the pro forma tariff and to use the pro forma tariff for their own wholesale energy sales and purchases. No later than December 31, 1996, intra-pool transactions for power pools must be under a joint, pool-wide pro forma tariff. The final rules also provide public utilities with the opportunity to seek full recovery of prudently incurred, legitimate and verifiable wholesale stranded costs resulting from customer use of open access transmission service to move to another supplier. To be eligible for recovery, stranded costs must be associated with wholesale requirement contracts signed before July 11, 1994. After that date, recovery must be specifically provided for in the contract. The FERC ruled that stranded costs should be recovered from a utility's departing customers. The FERC also stated that if costs are stranded by retail wheeling, utilities should look to the states first to recover those costs. FERC will become involved only if state regulators lack authority under state law provide for stranded cost recovery. (See the discussion of Phase II of the New Jersey Energy Master Plan, below).

    There is opposition in Congress and among Northeastern governors to this FERC ruling due to environmental concerns. The assumption is that as deregulation occurs there will be a race to purchase the cheapest power available. That power will likely come from older, coal-burning generating facilities in the Midwest that are subject to very few pollution control requirements. To sell more of their cheap electricity, these facilities will have to increase their power production which will, in turn, increase the release of pollutants that eventually make their way to New Jersey and other Northeastern States due to the prevailing westerly winds and the jet stream. A New Jersey Congressman is currently gathering co-sponsors to a resolution to block the implementation of this rule and send it back to FERC to be rewritten in a way that will protect air quality in the Northeast.

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

    EPAct granted the states sole authority to mandate retail wheeling. The BPU has not yet authorized retail wheeling for the State of New Jersey. New Jersey regulators have been reviewing existing regulations in an effort to develop a revised regulatory structure that would afford public utilities, such as PSE&G, increased flexibility to meet the competitive challenges of the future. Phase I of the New Jersey Energy Master Plan (Phase I), a two-phase plan to better manage the future energy needs of the State, has been completed. Phase I called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies, such as the New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales, upon all energy producers.

    On June 1, 1995, the BPU issued its Order initiating a formal Phase II proceeding of the Master Plan. The proceeding will address wholesale and retail competition in New Jersey. The Phase II draft report for the New Jersey Energy Master Plan proposing policy restructuring is expected by the end of May 1996 with a final report expected to be issued by the end of 1996. This report is expected to address the recovery of any stranded costs attributable to power wheeling.

    Recoverability of stranded costs for PSE&G will be largely dependent on the final Phase II report and on the rules to be established by the BPU. Stranded costs that could result as the industry moves to a more competitive environment include investments in generating facilities, transmission assets, purchase power agreements where the price being paid under such an agreement exceeds the market price for electricity and regulatory assets for which recovery is based solely on continued cost based regulation. At this time, management cannot predict the level of stranded costs, if any, or the extent to which the BPU will allow recovery of such costs.

    A joint task force of the BPU and the New Jersey Treasury Department has proposed replacing the current gross receipts and franchise tax on electric and gas utilities with a combination of New Jersey's existing corporate business tax, New Jersey's existing state sales and use tax and a transitional tax which will be phased out over a five or six year time frame. After the phase-out is completed, the proposal is expected to significantly reduce the tax burden on electric and gas utilities and improve their competitive position vis a vis non-utility energy providers and energy providers in other states.

    Increased competition and the shift of risks and opportunities between rate payers and PSE&G resulting from PSE&G's filing of its proposed Alternative Rate Plan (See Note 1, Rate Matters of Notes) will increase the emphasis upon electric operational reliability, efficiency and cost. While the incremental cost of nuclear production is less expensive than PSE&G's other sources of generation, comparatively high embedded costs for nuclear plants increase the need for PSE&G to optimize the utilization of its nuclear generating capacity in order to make its actual generation output cost competitive.

  Nuclear Operations

    Both of the Salem units are currently out of service and their return dates are subject to completion of testing, analysis, repair activity and NRC concurrence that they are prepared to restart. Restart of Salem 1 will be delayed as a result of the ongoing steam generator inspection and analysis. PSE&G is currently considering three repair and replacement options for the steam generators in Salem 1. The first option, repairing of degraded tubes by sleeving, has an estimated cost of $19 to $38 million (PSE&G's share would be $8 to $16 million) and would permit Salem 1 to operate for up to one cycle. This option would, however, require further repair expenditures to permit the unit to continue to operate after this 18 month period. The second option, replacing the steam generators with unused steam generators from a utility that had previously canceled a new plant, has an estimated cost of $150 to $170 million (PSE&G's share would be $64 to $72 million) and would permit the plant to operate for the remainder of its license term. The third option would combine the first option's repair with replacement by a newly constructed steam generator at the end of three years and would cost of $169 to $208 million (PSE&G's share would be $72 to $88 million). This option could involve additional inspections, repairs and/or mid-cycle outage costs. Implementation of one or more of these options may enable Salem 1 to return to service by mid-1997. Evaluations of the repair/replacement options and decisions by the Salem co-owners on the preferred course of action are expected to be completed by the end of the second quarter of 1996. Completion of the repair/replacement option selected is not expected to materially increase PSE&G's current construction program (See Construction and Fuel Supplies). Salem 2, which is also undergoing steam generator inspection and analysis is scheduled to return to service by the end of August 1996. The inability to successfully return these units to continuous, safe operation could have a material effect on the financial position, results of operation and net cash flows of Enterprise and PSE&G.

  Results of Operations

    Earnings per share of Enterprise Common Stock were $0.79 for the three months ended March 31, 1996, a decrease of $.08 per share of Common Stock from the comparable 1995 period.

    Earnings per share of Enterprise Common Stock were $2.63 for the twelve-month period ended March 31, 1996, a decrease of $.07 per share of Common Stock from the comparable 1995 period.

    The decrease in first quarter and twelve-month earnings was primarily due to higher maintenance expenses associated with the shutdown of Salem Nuclear Generating Station, the scheduled refueling outage of the Hope Creek Nuclear Generating Station, increased depreciation expense due to more plant in service and a decrease in the Allowance for Funds Used During Construction due to a decrease in construction work in progress.

These negative variances were partially offset by increased off-system gas sales and increased residential sales during this winter season.

    PSE&G - Earnings Available to Enterprise

                                         Increase or (Decrease)
                                    -----------------------------------
                                      Three Months        Twelve Months
                                     Ended March 31,    Ended March 31,
                                              1996 vs. 1995    1996  vs.  1995
                                             ----------------  ---------------
                                                         Per              Per
                                               Amount   Share   Amount   Share
                                               ------  ------   ------  ------
                                              (Millions, except Per Share Data)
PSE&G
Revenues (net of fuel costs and gross
  receipts taxes).............................. $  43   $ .18   $  99    $  .40
Other operation expenses.......................   (23)   (.09)     (7)     (.03)
Maintenance expenses...........................   (31)   (.13)    (48)     (.20)
Depreciation and amortization expenses.........    (9)   (.04)    (40)     (.16)
Federal income taxes...........................     8     .03     (30)     (.12)
Interest charges...............................    (2)   (.01)     (5)     (.02)
Allowance for Funds used During  Construction
 (AFDC).........................................   (6)   (.02)    (11)     (.04)
Preferred Securities Dividend Requirements.....    --     --       (5)     (.02)
Other income and expenses......................    (2)   (.01)      2       .01
                                                -----    -----   -----    -----
Earnings Available to Enterprise............... $ (22)  $(.09)   $(45)   $ (.18)
                                                =====    =====   =====    =====


    PSE&G - Revenues

         Electric

    Revenues increased $13 million, or 1%, and $239 million, or 6% for the three and twelve-month periods ended March 31, 1996 over the comparable periods of 1995 primarily due to a higher recovery of energy costs, increased residential and commercial sales due to colder weather during the current heating season and the continued moderate growth in the economy during the last few years. The significant components of these changes follow:


                                           Increase or (Decrease)
                                     -----------------------------------
                                          Three Months        Twelve Months
                                         Ended March 31,    Ended March 31,
                                                  1996 vs. 1995    1996  vs.  1995
                                                ----------------  ---------------
                                                              (Millions)
Kilowatthour sales...............................       $   4             $  30
Recovery of energy costs.........................           8               156
NJGRT............................................           4                16
Other operating revenues.........................          (3)               37
                                                         -----            -----
Total Electric Revenues..........................       $  13             $ 239
                                                         =====            =====
         Gas

    Revenues increased $162 million, or 26%, and $237 million, or 15% for the three and twelve-month periods ended March 31, 1996 over the comparable periods of 1995 primarily due to a higher recovery of fuel costs, increased residential sales due to colder weather during the current heating season and increased cogeneration sales. Other operating revenues increased due to an increase in off-system sales. Off-system sales are sales of excess gas to brokers and other utilities which are not part of PSE&G's firm customer base. The significant components of these changes follow:


                                                  Increase or (Decrease)
                                        -----------------------------------
                                          Three Months       Twelve Months
                                         Ended March 31,   Ended March 31,
                                                  1996 vs. 1995    1996  vs.  1995
                                                ----------------  ---------------
                                                          (Millions)
  Therm sales...................................     $   29            $  (9)
  Recovery of fuel costs........................        120              163
  NJGRT.........................................          8               42
  Other operating revenues......................          5               41
                                                       -----            -----
              Total Gas Revenues................     $  162            $ 237
                                                       =====            =====

    PSE&G - Expense

         Fuel Expenses

    Variances in fuel expenses do not directly affect earnings because of fuel adjustment clauses which are part of PSE&G's rates (See Note 1 - Rate Matters of Notes). However, if the proposed Alternative Rate Plan is adopted as filed, future changes in electric fuel and replacement power costs could impact earnings.

         Other Operation Expenses

    During the first quarter of 1996, other operation expenses increased $23 million or 10% from the comparable 1995 period due to increased costs associated with the Hope Creek refueling outage, increased labor costs for electric distribution related to emergency work, increased labor expenses for the gas business as a result of colder weather conditions and higher uncollectibles and conservation costs.

    For the twelve months ended March 31, 1996, other operation expenses increased $7 million or 1% from the comparable 1995 period due to restart and outage costs at Salem, higher conservation costs for both the electric and gas business and higher administrative and general expenses for the Peach Bottom Station.

         Maintenance Expenses

    Maintenance expenses increased $31 million and $48 million for the three and twelve-month periods ended March 31, 1996 from the same periods ended March 31, 1995. The three and twelve-month increases are due to refueling outage expenses and increased labor expenses associated with the shutdown of the Salem Nuclear Generating Station and the refueling and maintenance outage of the Hope Creek Nuclear Generating Station.

         Depreciation and Amortization Expenses

    Depreciation and amortization expenses increased $9 million and $40 million for the three and twelve-month periods ended March 31, 1996 from the same periods ended March 31, 1995. The three and twelve-month increases are primarily due to the placement in service of the repowered Bergen Generating Station, completed in September 1995, and additions to plant in service.

         Federal Income Taxes

    Federal income taxes decreased $8 million and increased $31 million for the three and twelve-month periods ended March 31, 1996 from the same periods ended March 31, 1995. The three month decrease is primarily due to the decrease in 1996 pre-tax income and the twelve-month increase is principally due to the receipt of a non-taxable insurance benefit in 1994.

         Interest Charges

    Interest charges for the three and twelve-month period ended March 31, 1996 increased $2 million and $5 million compared to the same period ended March 31, 1995. The three and twelve-month increases are primarily due to a higher daily balance of short-term debt outstanding at higher interest rates.

         Allowance for Funds Used During Construction

    For the first quarter of 1996, there was a $6 million decrease in AFDC from the first quarter of 1995. This was principally due to a lower AFDC rate and a decrease in construction work in progress, due primarily to the completion of the repowering of Bergen Generating Station and its placement into service in September 1995.

    For the twelve months ended March 31, 1996, there was an $11 million decrease in AFDC from the twelve months ended March 31, 1995. This was principally due to a decrease in construction work in progress, due primarily to the completion of the repowering of Bergen Generating Station and its placement into service in September 1995.

    Preferred Securities

    Dividend requirements on preferred securities increased $5 million for the twelve month period ended March 31, 1996 over the comparable twelve month period of 1995. The increase is due to the issuance of higher rate Monthly Income Preferred Securities used to redeem certain issues of PSE&G Preferred Stock.

    EDHI - Earnings Available to Enterprise

                                        Increase or (Decrease)
                              -----------------------------------
                                Three Months            Twelve Months
                               Ended March 31,       Ended March 31,
                                   1996 vs. 1995        1996  vs.  1995
                                  ----------------      ---------------
                                             Per                  Per
                                   Amount    Share      Amount     Share
                                   ------   ------      ------    ------
                                     (Millions, except Per Share Data)

     PSRC.....................    (2)     (.01)      (7)      (.03)
     CEA......................    (2)     (.01)      (4)      (.02)
     EDC......................     9       .03       40        .16
     EGDC.....................    (1)       --       (1)       --
                               -----      -----    -----     -----
             Total............     4       .01       28        .11
                               =====      =====    =====     =====

    The net income of EDHI was $18 million for the quarter ended March 31, 1996, a $4 million increase over the comparable 1995 quarter. The increase is primarily due to Energy Development Corporation (EDC), which saw its income increase $9 million due to higher oil and gas prices and volumes. Public Service Resources Corporation 's (PSRC) income decreased $2 million due to lower income from limited partnerships, partially offset by an increase in market values of securities. Community Energy Alternative Incorporated 's (CEA) income decreased $2 million due to higher development expenses.

    The net income of EDHI was $83 million for the twelve month period ended March 31, 1996, an increase of $28 million over the twelve month period ended March 31, 1995. This is primarily due to EDC, which saw its income increase $40 million, of which $23 million was due to the realization of a settlement related to a take-or-pay sales contract. The remaining increase was due to higher gas prices and higher oil prices and volumes.

  Dividends

    Dividends paid to holders of PSE&G's Preferred Stock during the three and twelve month periods ended March 31, 1996 decreased $1.2 million and $6.3 million, respectively, over the comparable 1995 periods. The three and twelve-month decreases are due to the redemption of certain series of preferred stock. (See Liquidity and Capital
Resources.)

    Dividends payable to holders of Monthly Income Preferred Securities of Public Service Electric and Gas Capital, L.P. (Partnership), a limited partnership of which PSE&G is the general partner, increased $1.2 million and $11.7 million during the three and twelve month periods ended March 31, 1996 over the comparable 1995 periods. The three and twelve-month increases are due to the issuance of additional securities.

Liquidity and Capital Resources

    Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's and EDHI's construction and investment programs, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear plants in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. (For additional information see the discussion of Competition above and Note 2, Commitments and Contingent Liabilities of the Notes.)

    PSE&G

    For the three-month period ended March 31, 1996, PSE&G had utility plant additions, including AFDC, of $101 million, a decrease of $37 million from the corresponding period in 1995. For the twelve-month period ended March 31, 1996, PSE&G had utility plant additions, including AFDC, of $649 million, a decrease of $202 million from the corresponding period in 1995. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G also expended, for the cost of plant removal (net of salvage), $11 million and $39 million for the three-month and twelve-month periods ended March 31, 1996, respectively, compared to $2 million and $28 million for the corresponding periods in 1995.

    PSE&G expects that it will be able to internally generate all of its capital requirements, including construction expenditures, over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs, as to which no assurances can be given. (See Note 1 -- Rate Matters and Note 2 -- Commitments and Contingent Liabilities of Notes.)

    EDHI

    During the next five years, a majority of EDHI's capital requirements are expected to be provided from operational cash flows. CEA is expected to be the primary vehicle for EDHI's business growth.
A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric capacity required in certain regions of the world. EDC will continue to pursue a program to grow its reserve base through a combination of strategic acquisitions, high potential exploration activities and exploitation of its acquired properties and new discoveries. For discussion regarding the potential divestiture of EDC, see Overview.

    PSRC will continue to limit new investments to those related to energy businesses, while Enterprise Group Development Corporation (EGDC) will continue to exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. In addition, any divestiture of EDC will require the renegotiation of existing loan agreements of Enterprise Capital Funding Corporation (Funding). Any inability to extend or replace maturing debt and or existing agreements at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

    PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At March 31, 1996, $58 million remained as PSRC's unfunded commitment subject to call.

    EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements and are required to not exceed various debt to equity ratios which vary from 3:1 to 1.75:1. EDHI is also required to maintain a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.35:1. As of March 31, 1996 and 1995, EDHI had a consolidated debt to equity ratio of 1.11:1 and 1.13:1, respectively, and for the twelve months ended March 31, 1996 and 1995, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 2.60:1 and 1.87:1, respectively. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given.

    Long-Term Investments and Real Estate

    Long-Term investments and real estate increased $7 million for the three-month period ended March 31, 1996 primarily due to an increase in Public Service Conservation Resources Corporation 's (PSCRC) long-term investments. Long-Term investments and real estate increased $6 million for the three-month period ended March 31, 1995 due to PSRC and EGDC partnership investments, partially offset by CEA capital returns from partnerships.

    Long-Term investments and real estate increased $83 million for the twelve-month period ended March 31, 1996 primarily due to an increase in PSCRC's long-term investments. Long-Term investments and real estate decreased $32 million for the twelve-month period ended March 31, 1995 primarily due to a net decrease in PSE&G's investment in an insurance contract, partially offset by PSRC and CEA investments in partnerships.

    PSRC, through its Kohlberg, Kravis, Roberts and Co. (KKR) Leveraged Buy-Out Fund, was the beneficial owner of common stock in First Interstate Bank, which had a book value of $6.2 million. On April 1, 1996, First Interstate Bank was acquired by Wells Fargo Bank and, subsequent to that merger, the investment was sold by KKR resulting in a PSRC after-tax gain of approximately $11.8 million.

    PSRC, through its KKR Leveraged Buy-Out Fund, was also the beneficial owner of common stock in a company which has suffered earnings disappointments. In April 1996, PSRC recorded an after-tax valuation allowance of approximately $4.6 million against this investment.

    Continuing its program of prudently exiting the real estate business, EGDC signed an agreement in April 1996 to sell an office project located in Valley Forge, Pennsylvania for approximately the book value ($9.5 million) of the project. The sale is expected to close in July 1996.

     Internal Generation of Cash from Operations

    Enterprise's cash from operations is generated primarily from the operating activities of PSE&G.

    Enterprise's cash provided by operations for three months ended March 31, 1996 in the amount of $700 million was substantially the same as the corresponding period in 1995. The increase in PSE&G's revenues (partially offset by the increase in accounts receivable and unbilled revenues), was substantially offset by an increase in PSE&G's operation and maintenance expense (mainly gas purchased and the Salem outage and Hope Creek refueling, respectively). For additional information see Results of Operations.

    Enterprise's cash provided by operations for twelve months ended March 31, 1996 increased $308 million to $1.494 billion from the corresponding period in 1995. This increase is primarily due to the increase in PSE&G's revenues partially offset by an increase in accounts receivable and unbilled revenues and a decrease in PSE&G's gross receipts taxes. For additional information see Results of Operations.

    External Financings - PSE&G

    The BPU has authorized PSE&G to issue approximately $4.375 billion aggregate amount of additional Bonds/MTNs/Preferred Stock/Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new Bonds against retired Bonds and, as of March 31, 1996, up to $2.840 billion aggregate amount of new Bonds against previous additions and improvements to utility plant, provided that the ratio of earnings to fixed charges is at least 2:1. At March 31, 1996 the ratio was 2.70:1.

    In January 1996, PSE&G issued $350 million of Bonds. The net proceeds from the sale were deposited in an escrow account for the purpose of refunding certain higher cost bonds at their respective first optional redemption dates in November 1996 and February 1997.

    On April 23, 1996, PSE&G filed a registration statement with the SEC relating to the sale of up to $350 million of Quarterly Income Preferred Securities. The proceeds from these securities will be used for general corporate purposes and to redeem outstanding preferred stock.

    The BPU has authorized PSE&G to issue and have outstanding at any one time through January 1, 1997 not more than $1 billion of its short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On March 31, 1996, PSE&G had $632 million of short-term debt outstanding.

    To provide liquidity for its commercial paper program, PSE&G has a $500 million one year revolving credit agreement expiring in August 1996 and a $500 million five year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provides for borrowing up to one year. On March 31, 1996, there were no borrowings outstanding under these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1996.

    PSCRC has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 6, 1997. As of March 31, 1996, PSCRC had $30 million outstanding under this facility.

    In March 1996, PSCRC entered into a secured term loan facility for loans maturing in three to five years up to $40 million. The agreement terminates in March 1998. As of March 31, 1996, there was $2 million outstanding under this facility.

    PSE&G Fuel Corporation (Fuelco) has a $150 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $150 million revolving credit facility with a group of banks. The credit facility expires on June 28, 1996, however, an extension is currently being negotiated. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of March 31, 1996, Fuelco had commercial paper of $80 million outstanding under such program.

    External Financings - EDHI

    Funding has a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million expiring in March 1998. As of March 31, 1996, Funding had $186 million of borrowings outstanding under this commercial paper program.

    Additionally, Funding has a $225 million revolving credit facility expiring in March 1998. As of March 31, 1996, Funding had $100 million of borrowings outstanding under this facility.

PSEG Capital Corporation's (Capital) MTN program provides for an aggregate principal amount of up to $650 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. At March 31, 1996, Capital had total debt outstanding of $461 million, including $355 million of MTNs.


                          PSE&G


    The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries:
Overview; Competition; Nuclear Operations; Results of Operations; Dividends; Liquidity and Capital Resources; Long-Term Investments and Real Estate; Internal Generation of Cash from Operations; and External Financings.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
- ------    -----------------

    Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the SEC on Form 10-K for 1995 (the "Form 10-K") is updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of the Form 10-Q.

    As previously reported in a current report on Form 8-K filed on March 14, 1996, PSE&G and the three other co-owners of Salem filed suit in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem on April 30, 1996.

    As also reported in the March 14th Form 8-K, the co-owners of Salem have filed lawsuits against Enterprise and PSE&G in the United States District Court for the Eastern District of Pennsylvania and in the New Jersey Superior Court alleging mismanagement by PSE&G in its operation of Salem and are seeking unspecified compensatory and punitive damages. PSE&G's answers regarding these matters are presently required to be filed in late May. While PSE&G cannot predict the outcome of these proceedings, PSE&G believes it has operated Salem in accordance with the requirements of the owners agreement and applicable law. PSE&G believes it has substantial and valid defenses and will vigorously oppose both of these actions.

    As reported in the Form 10-K at page 39 and in the March 14th Form 8-K, three shareholder derivative action civil complaints have been filed against Enterprise and certain of its directors and officers seeking to recover unspecified damages for alleged losses purportedly arising out of PSE&G's operations of Salem and Hope Creek. Enterprise's answers with respect to these actions are expected to be required to be filed in June 1996.

    In addition, see the following at the pages indicated:

    (1) Page 11. Proceedings before the BPU relating to PSE&G's proposed Alternative Rate Plan, Docket No. E096010028. Form 10-K, Page 73.

Item 1.   Legal Proceedings - (Concluded)
- ------    -------------------------------

    (2) Page 13. Proceedings before the BPU relating to PSE&G's LGAC filed October 2, 1995, Docket No. GR9510456. Form 10-K, Page 75.

    (3) Page 13. Proceedings before the BPU relating to recovery of replacement power costs in connection with the April 1994 Salem 1 shutdown, Docket No. ER94070293. Form 10-K, Page 75.

    (4) Page 13. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No. EX93060255. Form 10-K, Page 76.

    (5) Page 13. Generic proceedings before the BPU relating to standards for "off tariff" negotiated rate agreement programs, Docket No. EX95070320. Form 10-K, Page 76.

Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ---------------------------------------------------

    Enterprise's Annual Meeting of Stockholders was held on April 16, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the board of directors. Details of the voting are provided below:

                                                               Votes
                                               Votes For        Withheld
                                            ---------        --------
Proposal 1 - Election of Directors
     Class I - Term expiring 1997

          Forrest J. Remick..............  197,707,113      4,533,230

     Class II- Term expiring 1999

          T. J. Dermot Dunphy............  197,876,136      4,364,207
          Raymond V. Gilmartin...........  197,863,646      4,376,697
          Josh S. Weston.................  197,806,930      4,433,413


                                                 Votes      Votes
                                Votes For       Against   Abstaining
                               ---------      ---------  ----------
Proposal 2 -
   Appointment of Deloitte &
   Touche LLP as Independent
   Auditors for 1996........   199,726,538     1,070,013   1,443,792


There were no broker non-votes with respect to either item.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information
- ------   -----------------

    Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1995 (the "Form 10-K") is updated below. References are to the related pages and paragraph(s) of the Form 10-K as printed and distributed.

  Credit Ratings

    Form 10-K, Page 5, Paragraph 6
    ------------------------------

    As a component of issuing ratings, each rating agency issues its opinion of the credit trend or outlook for the entity being rated. For PSE&G, each of the four rating agencies currently evaluate that trend or outlook as negative.

  PSE&G - Nuclear Operations

    Form 10-K, Page 10, Paragraph 4
    -------------------------------

    The scheduled 1996, 1997, and 1998 refueling outages, each estimated at eight to ten weeks duration, for PSE&G's five licensed nuclear units are expected to commence in the following months:

                                        REFUELING OUTAGES
                       --------------------------------------------
                          1996             1997             1998
                      -------------    -------------   -------------
   Salem 1..........      --               --                --
   Salem 2..........      --               --             February
   Hope Creek.......      --             September           --
   Peach Bottom 2...    September          --             September
   Peach Bottom 3...      --             September           --

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   ------------------------------

    Form 10-K, Page 10 thru Page 12
    -------------------------------

    With respect to Salem 1, the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections in February 1996 show indications of degradation in a significant number of tubes. PSE&G has removed several tubes for laboratory examination to confirm the results of the inspections. PSE&G has been evaluating several options which include repair of degraded tubes by sleeving at locations found to contain crack-like indications, replacement of the steam generators with existing unused steam generators from a utility that had previously canceled a new plant, or repair for an interim period and then replacement of the steam generators with newly constructed steam generators. These evaluations are expected to be completed in the second quarter of 1996. Implementation of one or more of these options may enable the return to service of Salem unit 1 by mid-1997.

     The preliminary results of the Salem 2 inspections confirm that the condition of the Salem 2 steam generators is well within current repair limits. PSE&G had also removed several tubes from Salem 2 steam generators for laboratory analysis to confirm the results of testing. Repairs to Salem 2 steam generators will be completed in the Second Quarter of 1996 to support the scheduled return to service by the end of August 1996.

    PSE&G had planned to return Salem 1 to service in the second quarter of 1996 and Salem 2 in the third quarter of 1996. As a result of the extent of the previously discovered degradation in the Salem 1 steam generators, PSE&G is focusing its efforts on the return of Salem 2 to service by the end of August 1996. The conduct of the additional steam generator inspections and testing on Salem 2 is not expected to affect the timing of its restart. The timing of the restart is subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC, which encompasses a review and improvement of personnel, process and equipment issues.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

    Form 10-K, Page 10 thru Page 12 - (Continued)
    ---------------------------------------------

    The restart plan status is as follows:

         Two of the five NRC Confirmatory Action Letter requirements were recognized as complete by the NRC on February 13, 1996. A third item has been addressed by PSE&G and approval by the NRC is pending;

         Comprehensive action plans concerning people and process issues are approximately 85% task complete;

         A detailed Salem 2 schedule integrating equipment maintenance, upgrades and testing has been developed and work is on schedule.

    Based on the above, PSE&G is not aware of any constraints which will prevent Salem 2 from returning to service by the end of August 1996.

    Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the return of Hope Creek on March 25, 1996, the return of Salem 2 by the end of August 1996, and the continued outage of Salem 1 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 57%, which would result in a penalty of approximately $12 million.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

  PSE&G - Nuclear Operations - Hope Creek

    Form 10-K, Page 12, Paragraph 7
    -------------------------------

    Hope Creek completed its sixth refueling and maintenance outage on March 25, 1996.

  PSE&G - Nuclear Operations - Hope Creek

    Form 10-K, Page 13, Paragraph 4
    -------------------------------

    By letter dated January 29, 1996, the NRC requested a meeting with PSE&G senior management to discuss its concerns regarding declining trends in performance at Hope Creek. Meetings were held with senior NRC officials on May 6th and 7th to discuss performance at both Hope Creek and Salem. The NRC acknowledged fundamental changes in PSE&G's nuclear business unit and that those changes provided an overall positive impression. The NRC said that PSE&G must demonstrate it has adequately maintained the design and licensing basis of both units, a generic issue presently being pursued by the NRC. The NRC staff indicated that it will continue to closely monitor performance at Salem and Hope Creek, including emergency preparedness performance and the effectiveness of PSE&G's corrective action program.

  PSE&G - Nuclear Operations - Other Nuclear Matters

    Form 10-K, Page 14, Paragraph 5
    -------------------------------

    In a separate matter, as a result of several Boiling Water Reactors
(BWR) experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin dated May 6, 1996 to operators of BWRs requesting measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. PSE&G expects to submit its planned actions and schedules within 180 days. PSE&G cannot predict what other actions, if any, the NRC may take on this matter.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

  PSE&G - Nuclear Fuel

    Form 10-K, Page 16, Paragraph 2
    -------------------------------

    PECO has also advised PSE&G that it has contracted for the following segments of the nuclear fuel supply cycle for Peach Bottom 2 and 3 through the following years:

     Nuclear Unit     Conversion    Enrichment    Fabrication

    Peach Bottom 2      (1)           (2)             1999
    Peach Bottom 3      (1)           (2)             1998

(1) PECO has commitments for 100% of its conversion services for Peach Bottom through 1997. Approximately 40% of the conversion service requirements are covered through 2001. PECO does not anticipate any difficulties in obtaining necessary conversion services for Peach Bottom.

(2) PECO has commitments for enrichment services for Peach Bottom under contract with the United States Enrichment Corporation. The commitments represent 100% of the enrichment requirements through 1998 and 70% through 1999. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.

  Environmental Controls

    Form 10-K, Page 22, Paragraph 1
    -------------------------------

    During 1995, PSE&G expended approximately $118 million for capital related expenditures to improve the environment and comply with changing regulations. It is estimated that PSE&G will expend approximately $50 million, $32 million, $27 million, $27 million and $13 million in the years 1996 through 2000, respectively, for such purposes.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

    FORM 10-K, Page, 26, Paragraph 6
    --------------------------------

    By letter dated April 30, 1996, EPA submitted a letter to PSE&G directing that PSE&G provide information concerning the nature and quantity of hazardous substances and/or wastes which may have been generated, treated, stored or disposed of at two PSE&G facilities formerly located adjacent to the Passaic River Site. The two facilities are PSE&G's former Harrison Gas Plant and Essex Generating Station. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) provides that EPA is authorized to direct any person to submit such information if there is a reasonable basis to believe that a release of a hazardous substance occurred at a subject facility. PSE&G is currently in the process of preparing to respond to the EPA's request for these facilities.

    NEW MATTERS
    -----------

    During a recent NRC inspection, Hope Creek received four potential violations: two of the potential violations concerned failure to properly implement corrective actions, another concerned a safety evaluation for a service water system design change, and the last concerned a violation of Technical Specifications for control rod testing. An NRC enforcement conference has been scheduled for June 11, 1996. PSE&G cannot predict what actions, if any, the NRC may take on this matter.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Item 5.  Other Information - (Continued)
- ------   -------------------------------

New Information
- ----------------

  Employee Relations

    Form 10-K, Page 19
    ------------------

    PSE&G reached agreement for new contracts with its two largest unions, the International Brotherhood of Electrical Workers Local Union 94 (IBEW) and Local 855 of the Public Utility Construction and Gas Appliance Workers (Local 855). The six year agreements, which were effective May 1, 1996, provide for both incremental increases in base wages as well as a series of two percent lump-sum increases over the next five years. The agreements allow for some crossover work between the IBEW and Local 855. These crossover areas addressed in the agreements include meter installation/repair work, joint trenching and markouts.

    PSE&G also reached agreement for new contracts with the Office and Professional Employees International Union (OPEIU), Local 153 and the Consolidated Gas Workers Union. These agreements call for increases of 14% over the six years, annual two percent lump-sum payments over the first five years of the contract, improvements in shift premiums, travel and meal allowances and adjustments in medical coverages designed to provide employees with more options while increasing cost-efficiency.


    PSE&G has not yet reached an agreement with the Utility Co-workers Association (representing approximately 1,100 employees). Negotiations are still in progress.

    The negotiated agreements provide for the Pension Plan to be amended effective May 1, 1996 to allow employees the option to retire early upon attainment of age 55 and completion of 25 or more years of service. Also, between May 1, 1996 and April 30, 1997, early retirement without reduction will be available to employees who have attained age 50 and have completed 30 or more years of service. This change, coupled with other benefit modifications, will have a direct impact upon PSE&G's Pension and Postretirement Benefit Plans. Presently, the impact has not been quantified, however, it may have a material effect on results of operations for Enterprise and PSE&G.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

PART II.

Item 6.   Exhibits and Reports on Form 8-K
- ------    --------------------------------

(a)  A listing of exhibits being filed with this document is as follows:

  Exhibit
   Number                                 Document
   -------       ------------------------------------------------------
     4(A) Supplemental Indenture dated October 1, 1995 between PSE&G and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of First and Refunding Mortgage Bonds, Pollution Control Series U.

     4(B) Supplemental Indenture dated October 1, 1995 between PSE&G and First Fidelity Bank, National Association, New Jersey, as Trustee, providing for the issue of First and Refunding Mortgage Bonds, Pollution Control Series V.

     12 Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (Enterprise).

     12(A)         Computation of Ratios of Earnings to Fixed Charges
                   (PSE&G).

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (PSE&G).

     27(A)         Financial Data Schedule (Enterprise)

     27(B)         Financial Data Schedule (PSE&G)

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED




(b) Reports on Form 8-K.


Registrant         Date of Report      Item Reported
- ----------         --------------      -------------
Enterprise
and PSE&G               1-19-96             Item 5. Other events (Rate
                                            Matters/ Regulation, PSE&G -
                                            Nuclear Operations/Salem and
                                            Hope Creek, Credit Ratings).


Enterprise
and PSE&G               3-14-96             Item 5. Other events (PSE&G -
                                            Nuclear and PSE&G Operations
                                            - Hope Creek/Nuclear
                                            Performance Standard, Rate
                                            Matters/ Regulation, and
                                            Legal Proceedings).

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

Date:  May 15, 1996