Form 10-Q
period 1996-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1996-08-14
CIK 788784, 81033

=====================================================================

                          FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                 Commission file number 1-9120

             Public Service Enterprise Group Incorporated
         -------------------------------------------------
      (Exact name of registrant as specified in its charter)

             New Jersey                          22-2625848
    ------------------------------           -----------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

  80 Park Plaza, P.O. Box 1171, Newark, New Jersey    07101-1171
  --------------------------------------------------  ----------
 (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code: 201 430-7000
                                                      ------------
                 Commission file number 1-973

              Public Service Electric and Gas Company
      ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             New Jersey                          22-1212800
   -------------------------------            -------------------
   (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)         Identification No.)

  80 Park Plaza, P.O. Box 570, Newark, New Jersey    07101-0570
  ------------------------------------------------   ----------
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

                                      Yes  x        No
                                          ----         ----

    The number of shares outstanding of Public Service Enterprise
Group Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

            Class                        Outstanding at July 31, 1996
            -----                        ----------------------------
   Common Stock, without par value                  244,500,130


    As of July 31, 1996, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

=====================================================================

                            TABLE OF CONTENTS
                            -----------------

                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three, Six
     and Twelve Months Ended June 30, 1996 and 1995 ...........   1

     Consolidated Balance Sheets as of June 30, 1996 and
     1995, and December 31, 1995 ..............................   2

     Consolidated Statements of Cash Flows for the Six and
     Twelve Months Ended June 30, 1996 and 1995 ...............   4

     Consolidated Statements of Retained Earnings for the Three,
     Six, and Twelve Months Ended June 30, 1996 and 1995 ......   5

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three, Six and
     Twelve Months Ended June 30, 1996 and 1995 ...............   6

     Consolidated Balance Sheets as of June 30, 1996 and 1995,
     and December 31, 1995 ....................................   7

     Consolidated Statements of Cash Flows for the Six and
     Twelve Months Ended June 30, 1996 and 1995 ...............   9

     Consolidated Statements of Retained Earnings for the Three,
     Six, and Twelve Months Ended June 30, 1996 and 1995 ......  10

  Notes to Consolidated Financial Statements - Enterprise .....  11

  Notes to Consolidated Financial Statements - PSE&G ..........  25

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                Enterprise ....................................  26
                PSE&G .........................................  40

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings ..................................  41

  Item 5.  Other Information ..................................  43

  Item 6.  Exhibits and Reports on Form 8-K ...................  46

  Signatures - Public Service Enterprise Group Incorporated ...  48

  Signatures - Public Service Electric and Gas Company ........  48

                                            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                                  PART I.  FINANCIAL INFORMATION

                                             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                      (Thousands of Dollars)

                                            Three Months Ended           Six Months Ended           Twelve Months Ended
                                                  June 30,                   June 30,                     June 30,
                                        --------------------------   --------------------------  --------------------------
                                            1996          1995           1996         1995           1996          1995
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING REVENUES:
  Electric ..........................   $    987,963  $    966,245   $  1,946,296  $  1,911,283  $  4,055,855  $  3,858,306
  Gas ...............................        297,674       269,190      1,094,590       903,668     1,877,325     1,601,007
  Nonutility Activities .............         50,255        38,975         92,251        89,251       189,417       190,109
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Operating Revenues .....      1,335,892     1,274,410      3,133,137     2,904,202     6,122,597     5,649,422
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING EXPENSES:
Operation:
  Fuel for Electric Generation and
    Interchanged Power ..............        215,972       210,214        432,047       418,324       905,505       788,636
  Gas Purchased and Materials for
    Gas Produced ....................        186,504       166,011        643,236       510,204     1,094,571       909,618
  Other .............................        253,035       239,075        509,772       473,238     1,044,269     1,034,428
Maintenance .........................         87,240        68,038        182,656       132,083       363,183       288,252
Depreciation and Amortization .......        150,093       149,497        303,513       294,289       606,190       575,715
Taxes:
  Federal Income Taxes ..............         56,095        56,344        154,195       164,635       327,526       291,126
  New Jersey Gross Receipts Taxes ...        130,979       139,274        319,415       316,063       616,313       582,527
  Other .............................         20,945        20,312         45,887        43,222        79,578        81,630
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Operating Expenses .....      1,100,863     1,048,765      2,590,721     2,352,058     5,037,135     4,551,932
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING INCOME ....................        235,029       225,645        542,416       552,144     1,085,462     1,097,490
                                        ------------  ------------   ------------  ------------  ------------  ------------
OTHER INCOME:
  Allowance for Funds Used During
    Construction - Equity ...........           --           1,787           --           3,269         2,055        12,396
  Miscellaneous - net ...............          1,214         1,555          2,492         3,557         6,976         7,484
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Other Income ...........          1,214         3,342          2,492         6,826         9,031        19,880
                                        ------------  ------------   ------------  ------------  ------------  ------------
INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ...        236,243       228,987        544,908       558,970     1,094,493     1,117,370
                                        ------------  ------------  -------------  ------------  ------------  ------------
INTEREST CHARGES:
  Long-Term Debt ....................         91,082       102,665        192,527       205,620       389,120       419,139
  Short-Term Debt ...................         11,331         7,592         18,520        12,419        38,923        26,461
  Other .............................          8,631         7,128         15,514        13,833        30,853        22,163
                                        ------------  ------------  -------------  ------------  ------------  ------------
       Total Interest Charges .......        111,044       117,385        226,561       231,872       458,896       467,763
  Allowance for Funds Used During
    Construction - Debt and
    Capitalized Interest ............         (3,921)      (11,082)        (8,468)      (20,198)      (21,109)      (36,863)
                                        ------------  ------------  -------------  ------------  ------------  ------------
       Net Interest Charges .........        107,123       106,303        218,093       211,674       437,787       430,900
                                        ------------  ------------  -------------  ------------  ------------  ------------
  Preferred Securities Dividend
    Requirements ....................         12,179        12,197         24,420        24,394        49,452        46,117
  Net Gain on Preferred Stock
    Redemptions .....................         18,493          --           18,493          --          18,019          --
                                        ------------  ------------  -------------  ------------  ------------  ------------
  Income From Continuing Operations .        135,434       110,487        320,888       322,902       625,273       640,353
  Discontinued Operations - Net of
    Income Taxes (Note 2) ...........           (896)          180          7,754           357        42,433         1,927
                                        ------------  ------------  -------------  ------------  ------------  ------------
       NET INCOME ...................   $    134,538  $    110,667  $     328,642  $    323,259  $    667,706  $    642,280
                                        ============  ============  =============  ============  ============  ============

SHARES OF COMMON STOCK OUTSTANDING:
  End of Period .....................    244,697,930   244,697,930    244,697,930   244,697,930   244,697,930   244,697,930
  Average for Period ................    244,697,930   244,697,930    244,697,930   244,697,930   244,697,930   244,697,930

EARNINGS PER AVERAGE SHARE:
  Income From Continuing Operations .   $       0.55  $       0.45  $        1.31  $       1.32  $       2.56  $       2.61
  Income From Discontinued Operations           --            --             0.03          --            0.17          0.01
                                        ------------  ------------  -------------  ------------  ------------  ------------
       NET INCOME ...................   $       0.55  $       0.45  $        1.34  $       1.32  $       2.73  $       2.62
                                        ============  ============  =============  ============  ============  ============
DIVIDENDS PAID PER SHARE OF COMMON
STOCK ...............................   $       0.54  $       0.54  $        1.08  $       1.08  $       2.16  $       2.16
                                        ============  ============  =============  ============  ============  ============

See Notes to Consolidated Financial Statements.
/TABLE

                                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                               CONSOLIDATED BALANCE SHEETS
                                                  (Thousands of Dollars)

                                                                      June 30,         June 30,         December 31,
ASSETS                                                                  1996             1995              1995
- ------                                                              ------------     ------------      ------------
UTILITY PLANT - Original cost:
  Electric .....................................................    $ 13,247,874     $ 12,598,360      $ 13,095,103
  Gas ..........................................................       2,488,255        2,381,112         2,442,572
  Common .......................................................         518,251          522,689           517,104
                                                                    ------------     ------------      ------------
       Total ...................................................      16,254,380       15,502,161        16,054,779
  Less: accumulated depreciation and amortization ..............       5,694,639        5,328,551         5,440,414
                                                                    ------------     ------------      ------------
       Net .....................................................      10,559,741       10,173,610        10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
   $272,654, $330,025, and $297,435, respectively ..............         206,195          178,454           180,018
                                                                    ------------     ------------      ------------
       Net Utility Plant in Service ............................      10,765,936       10,352,064        10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - $61,364, $92,846, and $104,743, respectively .....         320,619          756,753           369,082
  Plant Held for Future Use ....................................          23,966           23,966            23,966
                                                                    ------------     ------------      ------------
       Net Utility Plant .......................................      11,110,521       11,132,783        11,187,431
                                                                    ------------     ------------      ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS:
  Long-Term Investments, net of amortization -$8,907, $3,489 and
     $6,009 and net valuation allowances - $21,415, $17,105 and
     $21,302, respectively .....................................       1,866,390        1,668,331         1,808,368
  Real Estate Property and Equipment, net of accumulated
    depreciation - $5,497, $16,141, and $6,267, and net of
    valuation allowance - $8,457, $23,306, and $8,228,
    respectively ...............................................          66,521          136,581            89,350
  Other Plant, net of accumulated depreciation and amortization
    - $7,061, $5,825, and $6,531, respectively .................          27,968           28,298            27,997
  Nuclear Decommissioning and Other Special Funds ..............         335,355          272,895           313,178
  Other Assets - Net ...........................................           6,948           21,093             3,241
                                                                    ------------     ------------      ------------
       Total Investments and Other Noncurrent Assets ...........       2,303,182        2,127,198         2,242,134
                                                                    ------------     ------------      ------------
CURRENT ASSETS:
  Cash and Cash Equivalents ....................................          54,729           74,887            61,964
  Accounts Receivable:
    Customer Accounts Receivable ...............................         484,508          387,664           525,404
    Other Accounts Receivable ..................................         189,680          140,538           208,256
    Less:  Allowance for Doubtful Accounts .....................          37,337           40,031            37,641
  Unbilled Revenues ............................................         153,634          128,309           246,876
  Fuel, at average cost ........................................         191,915          257,488           253,360
  Materials and Supplies, net of inventory valuation reserves -
    $18,200, $18,200, and $20,100, respectively ................         145,455          147,846           143,741
  Prepaid Gross Receipts Taxes .................................         279,328          304,705              --
  Deferred Income Taxes ........................................          29,568           23,967            27,571
  Miscellaneous Current Assets .................................          23,057           31,660            40,464
  Net Assets of Discontinued Operations ........................         328,475          342,459           365,905
                                                                     -----------     ------------      ------------
       Total Current Assets ....................................       1,843,012        1,799,492         1,835,900
                                                                     -----------     ------------      ------------
DEFERRED DEBITS:
  Property Abandonments - net ..................................          60,700           79,308            70,120
  Oil and Gas Property Write-Down ..............................          33,501           38,655            36,078
  Unamortized Debt Expense .....................................         145,011          127,747           123,833
  Deferred OPEB Costs ..........................................         241,614          182,736           167,189
  Underrecovered Electric Energy and Gas Costs - net ...........         206,909          138,394           170,565
  Unrecovered Environmental Costs (Note 4) .....................         124,235          134,436           130,070
  Unrecovered Plant and Regulatory Study Costs .................          34,495           35,475            35,150
  Unrecovered SFAS 109 Deferred Income Taxes ...................         761,944          790,561           769,136
  Deferred Decontamination and Decommissioning Costs ...........          49,872           53,016            49,872
  Other ........................................................          28,427           10,100             5,826
                                                                    ------------     ------------      ------------
       Total Deferred Debits ...................................       1,686,708        1,590,428         1,557,839
                                                                    ------------     ------------      ------------
       Total ...................................................    $ 16,943,423     $ 16,649,901      $ 16,823,304
                                                                    ============     ============      ============

See Notes to Consolidated Financial Statements.
/TABLE

                                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                               CONSOLIDATED BALANCE SHEETS
                                                  (Thousands of Dollars)

                                                                            June 30,          June 30,        December 31,
CAPITALIZATION AND LIABILITIES                                                1996             1995              1995
- ------------------------------                                            ------------     ------------      ------------
CAPITALIZATION:
  Common Equity:
    Common Stock .....................................................    $  3,801,157     $  3,801,157     $   3,801,157
    Retained Earnings ................................................       1,708,153        1,568,995         1,643,785
                                                                          ------------     ------------     -------------
       Total Common Equity ...........................................       5,509,310        5,370,152         5,444,942
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption .....................         113,392          384,994           324,994
    Preferred Stock With Mandatory Redemption ........................         150,000          150,000           150,000
    Company-Obligated Mandatorily Redeemable Preferred Securities of
       a Partnership holding solely PSE&G Debentures .................         210,000          150,000           210,000
    Company-Obligated Mandatorily Redeemable Preferred Securities
      of a Subsidiary Trust holding solely PSE&G Debentures
      (QUIPS) (Note 5) ...............................................         208,000             --                --
  Long-Term Debt ......................................................      4,805,844        5,235,367         5,189,791
                                                                          ------------     ------------     -------------
       Total Capitalization ...........................................     10,996,546       11,290,513        11,319,727
                                                                          ------------     ------------     -------------
OTHER LONG-TERM LIABILITIES:
  Decontamination, Decommissioning, and Low Level Radwaste
    Costs .............................................................         49,718           59,180            50,449
  Environmental Costs (Note 4).........................................         90,765          105,600            96,272
  Capital Lease Obligations ...........................................         52,752           53,450            53,111
                                                                          ------------    -------------     -------------
       Total Other Long-Term Liabilities ..............................        193,235          218,230           199,832
                                                                          ------------     ------------     -------------
CURRENT LIABILITIES:
  Long-Term Debt due within one year ..................................        283,364           64,159            61,060
  Commercial Paper and Loans ..........................................        736,929          725,881           567,316
  Book Overdrafts .....................................................         63,108           58,833            70,014
  Accounts Payable ....................................................        490,049          394,737           549,593
  Other Taxes Accrued .................................................         15,725           48,902            30,816
  Interest Accrued ....................................................         76,282           80,504           108,245
  Estimated Liability for Vacation Pay ................................         31,603           30,334            17,089
  Customer Deposits ...................................................         32,312           32,942            32,785
  Liability for Injuries and Damages ..................................         32,399           30,568            38,141
  Miscellaneous Environmental Liabilities .............................         17,453           14,255            16,954
  Other ...............................................................         48,186           26,492            56,013
                                                                          ------------     ------------     -------------
       Total Current Liabilities ......................................      1,827,410        1,507,607         1,548,026
                                                                          ------------     ------------     -------------
DEFERRED CREDITS:
  Accumulated Deferred Income Taxes ...................................      3,174,345        2,972,094         3,083,433
  Accumulated Deferred Investment Tax Credits .........................        382,317          402,459           392,317
  Deferred OPEB Costs .................................................        241,614          182,736           167,189
  Other ...............................................................        127,956           76,262           112,780
                                                                          ------------     ------------     -------------
       Total Deferred Credits .........................................      3,926,232        3,633,551         3,755,719
                                                                          ------------     ------------     -------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)
       Total ..........................................................   $ 16,943,423     $ 16,649,901     $  16,823,304
                                                                          ============     ============     =============

                                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands of Dollars)

                                                                        Six Months Ended              Twelve Months Ended
                                                                            June 30,                         June 30,
                                                                     --------------------------  --------------------------
                                                                         1996          1995          1996          1995
                                                                     ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................    $    328,642  $    323,259  $    667,706  $    642,280
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................         303,513       294,289       606,190       575,715
    Amortization of Nuclear Fuel ................................          26,277        47,490        53,815        97,836
    (Deferral) Recovery of Electric Energy and Gas Costs - net ..         (36,344)       34,169       (68,515)       22,974
    Unrealized Gains on Investments - net .......................          (1,985)       (9,311)      (39,342)      (26,734)
    Provision for Deferred Income Taxes - net ...................          44,422        60,719       117,608        52,407
    Investment Tax Credits - net ................................          (9,014)      (10,007)      (19,156)      (20,331)
    Allowance for Funds Used During Construction - Debt and
      Equity and Capitalized Interest ...........................          (8,468)      (23,467)      (23,164)      (49,259)
    Proceeds from Leasing Activities ............................          35,818         3,783        69,687        27,989
    Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and Unbilled
      Revenues ..................................................         152,410       150,424      (174,005)       46,576
    Net decrease (increase) in Inventory - Fuel and Materials and
      Supplies ..................................................          59,731        10,356        67,964       (16,070)
    Net (decrease) increase in Accounts Payable .................         (59,544)      (27,818)       95,311        32,238
    Net change in Prepaid/Accrued Taxes .........................        (294,419)     (296,303)      (15,608)      (18,680)
    Net change in Other Current Assets and Liabilities ..........         (15,582)      (49,042)       33,951       (31,875)
    Other .......................................................           4,820        25,990        83,977        97,676
                                                                     ------------  ------------  ------------  ------------
       Net cash provided by operating activities - Continuing
       Operations................................................         530,277       534,531     1,456,419     1,432,742
    Net cash provided by operating activities - Discontinued
      Operations ................................................          61,377        47,387       152,632        83,954
                                                                    -------------  ------------  ------------  ------------
       Net Cash provided by operating activities ................         591,654       581,918     1,609,051     1,516,696
                                                                    -------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC ....................        (218,426)     (312,685)     (555,624)     (801,445)
  Net (increase) decrease in Long-Term Investments and Real
    Estate ......................................................         (20,341)      (63,981)      (22,734)       12,629
  Increase in Nuclear Decommissioning Funds and Other Special
    Funds, excluding interest  ..................................         (13,444)      (34,903)      (44,988)      (49,730)
  Cost of Plant Removal - net ...................................         (13,827)      (13,677)      (29,824)      (28,951)
  Other .........................................................          (3,474)        8,523       (55,599)        9,367
                                                                    -------------   -----------   -----------  ------------
       Net Cash used in investing activities - Continuing
       Operations ...............................................        (269,512)     (416,723)     (708,769)     (858,130)
  Increase in Oil and Gas Net Assets - Discontinued Operations ..         (23,947)      (74,059)     (138,648)     (122,350)
                                                                    -------------   -----------   -----------  ------------
       Net cash used in investing activities ....................        (293,459)     (490,782)     (847,417)     (980,480)
                                                                     ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ...............................         169,613       324,122        11,048        53,886
  (Decrease) increase in Book Overdrafts ........................          (6,906)      (27,743)        4,275        23,372
  Issuance of Long-Term Debt ....................................         368,324       100,000       424,644       285,435
  Redemption of Long-Term Debt ..................................        (529,967)     (220,696)     (634,962)     (526,001)
  Long-Term Debt Issuance and Redemption Costs ..................         (38,618)         --         (47,794)      (29,731)
  Redemption of Preferred Stock .................................        (211,602)         --        (271,602)      (75,000)
  Issuance of Monthly Income Preferred Securities ...............            --            --          60,000       150,000
  Issuance of Quarterly Income Preferred Securities (QUIPS) .....         208,000          --         208,000          --
  Cash Dividends Paid on Common Stock ...........................        (264,274)     (264,274)     (528,548)     (528,548)
  Other .........................................................            --           6,853        (6,853)        6,624
                                                                     ------------  ------------  ------------  ------------
       Net cash used in financing activities ....................        (305,430)      (81,738)     (781,792)     (639,963)
                                                                     ------------  ------------  ------------  ------------
Net (decrease) increase in Cash and Cash Equivalents ............          (7,235)        9,398       (20,158)     (103,747)
Cash and Cash Equivalents at Beginning of Period ................          61,964        65,489        74,887       178,634
                                                                     ------------  ------------  ------------  ------------
Cash and Cash Equivalents at End of Period ......................    $     54,729  $     74,887  $     54,729  $     74,887
                                                                     ============  ============  ============  ============
Income Taxes Paid ...............................................    $     83,900  $    125,104  $    144,172  $    185,579
Interest Paid ...................................................    $    271,785  $    230,210  $    522,839  $    451,058

See Notes to Consolidated Financial Statements.
/TABLE

                                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                  (Thousands of Dollars)

                                            Three Months Ended           Six Months Ended           Twelve Months Ended
                                                  June 30,                   June 30,                     June 30,
                                        --------------------------   --------------------------   --------------------------
                                            1996          1995           1996          1995           1996          1995
                                        ------------  ------------   ------------  ------------   ------------  ------------
Balance at Beginning of Period ......   $  1,705,753  $  1,590,464   $  1,643,785  $  1,510,010   $  1,568,995  $  1,456,025
Add:
  Net Income ........................        134,538       110,667        328,642       323,259        667,706       642,280
                                        ------------  ------------   ------------  ------------   ------------  ------------
       Total ........................      1,840,291     1,701,131      1,972,427     1,833,269      2,236,701     2,098,305
                                        ------------  ------------   ------------  ------------   ------------  ------------

Deduct:
  Cash Dividends on Common Stock ....        132,138       132,136        264,274       264,274        528,548       528,548
  Capital Stock Expenses ............           --            --             --            --             --             762
                                        ------------  ------------   ------------  ------------   ------------  ------------
       Total Deductions .............        132,138       132,136        264,274       264,274        528,548       529,310
                                        ------------  ------------   ------------  ------------   ------------  ------------
Balance at End of Period ............   $  1,708,153  $  1,568,995   $  1,708,153  $  1,568,995   $  1,708,153  $  1,568,995
                                        ============  ============   ============  ============   ============  ============

See Notes to Consolidated Financial Statements.

                                           PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                    (Thousands of Dollars)

                                            Three Months Ended           Six Months Ended           Twelve Months Ended
                                                  June 30,                   June 30,                     June 30,
                                        --------------------------   --------------------------  --------------------------
                                            1996          1995           1996         1995           1996          1995
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING REVENUES:
  Electric ..........................   $    987,963  $    966,245   $  1,946,296  $  1,911,283  $  4,055,855  $  3,858,306
  Gas ...............................        297,674       269,190      1,094,590       903,668     1,877,325     1,601,007
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Operating Revenues .....      1,285,637     1,235,435      3,040,886     2,814,951     5,933,180     5,459,313
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING EXPENSES:
Operation:
  Fuel for Electric Generation and
    Net Interchanged Power ..........        215,972       210,214        432,047       418,324       905,505       788,636
  Gas Purchased and Materials for
    Gas Produced ....................        186,504       166,011        643,236       510,204     1,094,571       913,701
  Other .............................        238,225       226,384        480,989       446,601       983,788       972,925
Maintenance .........................         87,240        68,038        182,656       132,083       363,183       288,251
Depreciation and Amortization .......        149,406       148,275        301,914       291,868       601,160       571,190
Taxes:
  Federal Income Taxes ..............         48,985        53,576        143,614       155,860       309,282       273,081
  New Jersey Gross Receipts Taxes ...        130,979       139,274        319,415       316,063       616,313       582,527
  Other .............................         19,231        19,057         42,818        40,910        72,717        76,532
                                        ------------  ------------   ------------  ------------  ------------  ------------

       Total Operating Expenses .....      1,076,542     1,030,829      2,546,689     2,311,913     4,946,519     4,466,843
                                        ------------  ------------   ------------  ------------  ------------  ------------
OPERATING INCOME ....................        209,095       204,606        494,197       503,038       986,661       992,470
                                        ------------  ------------   ------------  ------------  ------------  ------------
OTHER INCOME:
  Allowance for Funds Used During
    Construction - Equity ...........           --           1,787           --           3,269         2,055        12,396
  Miscellaneous - net ...............          1,208         1,499          2,481         3,350         6,859         7,087
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Other Income ...........          1,208         3,286          2,481         6,619         8,914        19,483
                                        ------------  ------------   ------------  ------------  ------------  ------------
INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ...        210,303       207,892        496,678       509,657       995,575     1,011,953
                                        ------------  ------------   ------------  ------------  ------------  ------------
INTEREST CHARGES:
  Long-Term Debt ....................         84,109        91,610        175,621       183,102       350,103       369,155
  Short-Term Debt ...................          8,332         4,833         12,366         6,783        26,323        17,745
  Other .............................          7,850         7,012         14,605        13,543        29,607        21,634
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Total Interest Charges .......        100,291       103,455        202,592       203,428       406,033       408,534

  Allowance for Funds Used During
    Construction - Debt .............         (3,471)      (10,380)        (7,762)      (18,999)      (19,706)      (33,343)
                                        ------------  ------------   ------------  ------------  ------------  ------------
       Net Interest Charges .........         96,820        93,075        194,830       184,429       386,327       375,191
                                        ------------  ------------   ------------  ------------  ------------  ------------
  Monthly Income Preferred Securities
    Dividend Requirements ...........          4,716         3,517          9,431         7,032        18,063         8,712
                                        ------------  ------------   ------------  ------------  ------------  ------------
       NET INCOME ...................        108,767       111,300        292,417       318,196       591,185       628,050

  Preferred Stock Dividend
    Requirements ....................          7,463         8,680         14,989        17,362        31,389        37,405

NET GAIN ON PREFERRED STOCK
REDEMPTION ..........................         18,493          --           18,493          --          18,019          --
                                        ------------  ------------   ------------  ------------  ------------  ------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED .......   $    119,797  $    102,620   $    295,921  $    300,834  $    577,815  $    590,645
                                        ============  ============   ============  ============  ============  ============

See Notes to Consolidated Financial Statements.

/TABLE

                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                           CONSOLIDATED BALANCE SHEETS
                                             (Thousands of Dollars)

                                                                      June 30,         June 30,         December 31,
ASSETS                                                                  1996             1995              1995
- ------                                                              ------------     ------------      ------------
UTILITY PLANT - Original cost:
  Electric ......................................................   $ 13,247,874     $ 12,598,360      $ 13,095,103
  Gas ...........................................................      2,488,255        2,381,112         2,442,572
  Common ........................................................        518,251          522,689           517,104
                                                                    ------------     ------------      ------------
       Total ....................................................     16,254,380       15,502,161        16,054,779
  Less: accumulated depreciation and amortization ...............      5,694,639        5,328,551         5,440,414
                                                                    ------------     ------------      ------------
       Net ......................................................     10,559,741       10,173,610        10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
    $272,654, $330,025, and $297,435, respectively ..............        206,195          178,454           180,018
                                                                    ------------     ------------      ------------
       Net Utility Plant in Service .............................     10,765,936       10,352,064        10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - $61,364, $92,846, and $104,743, respectively ......        320,619          756,753           369,082
  Plant Held for Future Use .....................................         23,966           23,966            23,966
                                                                    ------------     ------------      ------------
       Net Utility Plant ........................................     11,110,521       11,132,783        11,187,431
                                                                    ------------     ------------      ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS:
  Long-Term Investments, net of amortization - $8,907, $3,489 and
    $6,009, respectively ........................................        161,141           85,204           119,474
  Nuclear Decommissioning and Other Special Funds ...............        335,355          272,895           313,178
  Other Plant, net of accumulated depreciation and
    amortization - $1,962, $1,857 and $1,905, respectively ......         25,068           24,966            24,976
                                                                    ------------     ------------      ------------
       Total Investments and Other Noncurrent Assets ............        521,564          383,065           457,628
                                                                    ------------     ------------      ------------
CURRENT ASSETS:
  Cash and Cash Equivalents .....................................         20,614           38,146            32,373
  Accounts Receivable:
    Customer Accounts Receivable ................................        484,508          387,664           525,404
    Other Accounts Receivable ...................................        140,249           99,829           163,976
    Less:  Allowance for Doubtful Accounts ......................         37,337           40,031            37,641
  Accounts Receivable - Associated Companies ....................          8,082             --                --
  Unbilled Revenues .............................................        153,634          128,309           246,876
  Fuel, at average cost .........................................        191,915          257,488           253,360
  Materials and supplies, net of inventory valuation
    reserves - $18,200, $18,200 and $20,100, respectively .......        145,455          147,846           143,741
  Prepaid Gross Receipts Taxes - net ............................        279,328          304,705              --
  Deferred Income Taxes .........................................         29,568           23,967            27,571
  Miscellaneous Current Assets ..................................         18,464           17,971            37,130
                                                                    ------------     ------------      ------------
       Total Current Assets .....................................      1,434,480        1,365,894         1,392,790
                                                                    ------------     ------------      ------------
DEFERRED DEBITS:
  Property Abandonments - net ...................................         60,700           79,308            70,120
  Oil and Gas Property Write-Down ...............................         33,501           38,655            36,078
  Unamortized Debt Expense ......................................        143,727          125,560           122,049
  Deferred OPEB Costs ...........................................        241,614          182,736           167,189
  Underrecovered Electric Energy and Gas Costs - net ............        206,909          138,394           170,565
  Unrecovered Environmental Costs (Note 4).......................        124,235          134,436           130,070
  Unrecovered Plant and Regulatory Study Costs ..................         34,495           35,475            35,150
  Deferred Decontamination and Decommissioning Costs.............         49,872           53,016            49,872
  Unrecovered SFAS 109 Deferred Income Taxes ....................        761,944          790,561           769,136
  Other .........................................................         25,754           10,100             5,700
                                                                    ------------     ------------      ------------
       Total Deferred Debits ....................................      1,682,751        1,588,241         1,555,929
                                                                    ------------     ------------      ------------
       Total ....................................................   $ 14,749,316     $ 14,469,983      $ 14,593,778
                                                                    ============     ============      ============

See Notes to Consolidated Financial Statements.

                                            PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                     (Thousands of Dollars)

                                                                              June 30,         June 30,        December 31,
CAPITALIZATION AND LIABILITIES                                                 1996             1995              1995
- ------------------------------                                             ------------     ------------     ------------
CAPITALIZATION
  Common Equity
    Common Stock ......................................................    $  2,563,003     $  2,563,003     $  2,563,003
    Contributed Capital from Enterprise ...............................         594,395          534,395          594,395
    Retained Earnings .................................................       1,412,249        1,337,284        1,372,729
                                                                           ------------     ------------     ------------
       Total Common Equity ............................................       4,569,647        4,434,682        4,530,127
  Subsidiaries' Preferred Securities:
    Preferred Stock without mandatory redemption ......................         113,392          384,994          324,994
    Preferred Stock with mandatory redemption .........................         150,000          150,000          150,000
    Company-Obligated Mandatorily Redeemable Preferred Securities of
       a Partnership holding solely PSE&G Debentures ..................         210,000          150,000          210,000
    Company-Obligated Mandatorily Redeemable Preferred Securities
      of a Subsidiary Trust holding solely PSE&G Debentures
      (QUIPS) (Note 5) ................................................         208,000             --               --
  Long-Term Debt ......................................................       4,290,582        4,586,428        4,586,268
                                                                           ------------     ------------     ------------
       Total Capitalization ...........................................       9,541,621        9,706,104        9,801,389
                                                                           ------------     ------------     ------------
OTHER LONG-TERM LIABILITIES:
  Decontamination, Decommissioning, and Low Level Radwaste
    Costs .............................................................          49,718           59,180           50,449
  Environmental Costs (Note 4).........................................          90,765          105,600           96,272
  Capital Lease Obligations ...........................................          52,752           53,450           53,111
                                                                           ------------     ------------     ------------
       Total Other Long-Term Liabilities ..............................         193,235          218,230          199,832
                                                                           ------------     ------------     ------------
CURRENT LIABILITIES:
  Long-Term Debt due within one year ..................................         250,000           60,200             --
  Commercial Paper and Loans ..........................................         736,929          725,881          567,316
  Book Overdrafts .....................................................          63,108           58,833           70,014
  Accounts Payable ....................................................         423,391          324,536          481,632
  Accounts Payable - Associated Companies .............................            --                488            8,011
  Other Taxes Accrued .................................................          32,595           37,104           32,767
  Interest Accrued ....................................................          66,185           69,560           95,811
  Estimated Liability for Vacation Pay ................................          31,603           30,334           17,089
  Customer Deposits ...................................................          32,312           32,942           32,785
  Liability for Injuries and Damages ..................................          32,399           30,568           38,141
  Miscellaneous Environmental Liabilities .............................          17,453           14,255           16,954
  Other ...............................................................          44,546           23,947           50,751
                                                                           ------------     ------------     ------------
       Total Current Liabilities ......................................       1,730,521        1,408,648        1,411,271
                                                                           ------------     ------------     ------------
DEFERRED CREDITS:
  Accumulated Deferred Income Taxes ...................................       2,558,020        2,502,304        2,535,603
  Accumulated Deferred Investment Tax Credits .........................         361,124          380,234          370,610
  Deferred OPEB Costs .................................................         241,614          182,736          167,189
  Other ...............................................................         123,181           71,727          107,884
                                                                           ------------     ------------     ------------
       Total Deferred Credits .........................................       3,283,939        3,137,001        3,181,286
                                                                           ------------     ------------     ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)
       Total ..........................................................    $ 14,749,316     $ 14,469,983     $ 14,593,778
                                                                           ============     ============     ============

                                            PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Thousands of Dollars)



                                                                        Six Months Ended              Twelve Months Ended
                                                                            June 30,                         June 30,
                                                                     -------------------------   -------------------------
                                                                         1996          1995          1996          1995
                                                                     -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ....................................................    $   292,417   $   318,196   $   591,185   $   628,050
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................        301,914       291,868       601,160       571,190
    Amortization of Nuclear Fuel ................................         26,277        47,490        53,815        97,836
    (Deferral) Recovery of Electric Energy and Gas Costs - net ..        (36,344)       34,169       (68,515)       22,974
    Provision for Deferred Income Taxes - net ...................         29,609        24,597        84,333        58,194
    Investment Tax Credits - net ................................         (9,486)       (9,487)      (19,110)      (19,291)
    Allowance for Funds Used During Construction - Debt and
      Equity ....................................................         (7,762)      (22,268)      (21,761)      (45,739)
  Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and Unbilled
      Revenues ..................................................        149,479       173,261      (173,365)       77,086
    Net decrease (increase) in Inventory - Fuel and Materials
      and Supplies ..............................................         59,731        10,356        67,964       (16,070)
    Net (decrease) increase in Accounts Payable .................        (66,252)      (61,658)       98,367       (12,873)
    Net change in Prepaid/Accrued Taxes .........................       (279,500)     (303,631)       13,060       (34,311)
    Net change in Other Current Assets and Liabilities ..........        (10,364)      (37,070)       24,606       (20,193)
  Other .........................................................          6,994        46,752        54,230        74,222
                                                                     -----------  ------------  ------------  ------------
       Net cash provided by operating activities ................        456,713       512,575     1,305,969     1,381,075
                                                                     -----------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC ....................       (218,426)     (312,685)     (555,624)     (801,444)
  Net (increase) decrease in Long-Term Investments ..............        (44,632)      (24,827)      (84,994)       48,387
  Increase in Nuclear Decommissioning and Other Special Funds,
    excluding interest ..........................................        (13,444)      (34,903)      (44,988)      (49,730)
  Cost of Plant Removal - net ...................................        (13,827)      (13,677)      (29,824)      (28,951)
  Other .........................................................            (92)        7,913        (7,146)        9,675
                                                                     -----------  ------------  ------------  ------------
       Net cash used in investing activities ....................       (290,421)     (378,179)     (722,576)     (822,063)
                                                                     -----------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ...............................        169,613       324,122        11,048        53,886
  (Decrease) Increase in Book Overdrafts ........................         (6,906)      (27,743)        4,275        23,372
  Issuance of Long-Term Debt ....................................        368,324       100,000       424,644       285,435
  Redemption of Long-Term Debt ..................................       (414,010)     (250,359)     (530,690)     (537,881)
  Long-Term Debt Issuance and Redemption Costs ..................        (38,573)         --         (47,035)      (29,731)
  Redemption of Preferred Stock .................................       (211,602)         --        (271,602)      (75,000)
  Net Gain on Preferred Stock Redemptions .......................         18,493          --          18,019          --
  Issuance of Monthly Income Preferred Securities ...............           --            --          60,000       150,000
  Issuance of Quarterly Income Preferred Securities .(QUIPS) ....        208,000          --         208,000          --
  Contributed Capital ...........................................           --            --          60,000          --
  Cash Dividends Paid ...........................................       (271,390)     (273,112)     (534,239)     (544,555)
  Other .........................................................           --           3,344        (3,345)        8,874
                                                                     -----------  ------------  ------------  ------------
       Net cash used in financing activities ....................       (178,051)     (123,748)     (600,925)     (665,600)
                                                                     -----------  ------------  ------------  ------------
  Net increase (decrease) in Cash and Cash Equivalents ..........        (11,759)       10,648       (17,532)     (106,588)
  Cash and Cash Equivalents at Beginning of Period ..............         32,373        27,498        38,146       144,734
                                                                     -----------  ------------  ------------  ------------
  Cash and Cash Equivalents at End of Period ....................    $    20,614  $     38,146  $     20,614  $     38,146
                                                                     ===========  ============  ============  ============
  Income Taxes Paid .............................................    $   142,751  $    158,502  $    264,122  $    261,248
  Interest Paid .................................................    $   214,403  $    188,795  $    425,117  $    367,312

See Notes to Consolidated Financial Statements.
/TABLE

                                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                            (Thousands of Dollars)

                                            Three Months Ended           Six Months Ended           Twelve Months Ended
                                                  June 30,                   June 30,                     June 30,
                                        --------------------------   --------------------------   --------------------------
                                            1996          1995           1996         1995           1996          1995
                                        ------------  ------------   ------------  ------------   ------------  ------------

Balance at Beginning of
  Period ...........................    $  1,418,653  $  1,360,215   $  1,372,729  $  1,292,201   $  1,337,284  $  1,254,553
Add:
  Net Income .......................         108,767       111,300        292,417       318,196        591,185       628,050
                                        ------------  ------------   ------------  ------------   ------------  ------------
     Total .........................       1,527,420     1,471,515      1,665,146     1,610,397      1,928,469     1,882,603
                                        ------------  ------------   ------------  ------------   ------------  ------------
Deduct Cash Dividends:
  Preferred Stock, at
  required rates ...................           7,463         8,680         14,989        17,362         31,389        37,405
  Common Stock .....................         126,201       125,550        256,401       255,750        502,850       507,150
  Capital Stock Expenses ...........            --               1           --               1           --             764
                                        ------------  ------------   ------------  ------------   ------------  ------------
            Total Deductions .......         133,664       134,231        271,390       273,113        534,239       545,319
                                        ------------  ------------   ------------  ------------   ------------  ------------
Net Gain on Preferred Stock
 Redemptions .......................          18,493          --           18,493          --           18,019          --
                                        ------------  ------------   ------------  ------------   ------------  ------------
Balance at End of Period ...........    $  1,412,249  $  1,337,284   $  1,412,249  $  1,337,284   $  1,412,249  $  1,337,284
                                        ============  ============   ============  ============   ============  ============

See Notes to Consolidated Financial Statements.

             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

   The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

NOTE 2.  DISCONTINUED OPERATIONS

   On July 1, 1996, Enterprise Diversified Holdings Incorporated
(EDHI), a subsidiary of Public Service Enterprise Group Incorporated (Enterprise), entered into a contract for the sale of Energy Development Corporation (EDC) to Samedan Oil Corporation (Samedan), a subsidiary of Noble Affiliates, Inc., for an aggregate purchase price of $779 million subject to various purchase price adjustments. As a result, certain financial information previously issued has been restated herein to give effect to the classification of EDC as discontinued operations. The sale, which was completed on July 31, 1996, resulted in an after-tax gain of approximately $13.5 million.

   Operating results of EDC for the three, six, and twelve months ended June 30, 1996 and 1995 are summarized in the following table.

                                    -----------------------------------------------------------------
                                    Three Months Ended      Six Months Ended     Twelve Months Ended
                                          June 30,               June 30,               June 30,
                                      1996       1995       1996       1995        1996       1995
                                    --------   --------   --------   --------    --------   --------
(Thousands)
Revenues .........................  $ 58,914   $ 54,766    126,259   $102,894    $271,367   $208,990
Operating income..................     4,163      5,506     22,457     11,322      69,790     21,330
Earnings (losses) before income
  taxes ..........................    (3,638)        13      9,062       (963)     63,324     (2,889)
Income taxes .....................    (2,742)      (167)     1,308     (1,320)     20,891     (4,816)
Net income (loss) ................      (896)       180      7,754        357      42,433      1,927

   The net assets of EDC included in Enterprise's Consolidated
Balance Sheets at June 30, 1996 and 1995, and December 31, 1995 are summarized in the following table.

                                       June 30,         June 30,       December 31,
                                         1996             1995             1995
                                       ---------       ---------       -----------
(Thousands)
Property ............................. $ 632,042       $ 589,088       $ 608,015
Current assets, primarily receivables     73,563          58,444          90,986
Other assets ..........................   56,309          82,318          56,836
Current liabilities ..................    60,791          46,808          62,204
Debt .................................   350,000         335,821         311,821
Deferred credits and other liabilities    22,648           4,762          15,907
Net assets ...........................  $328,475        $342,459        $365,905

   The amount of debt included in determining the net assets of EDC is the actual EDC debt balance up to $350 million, which is the amount of external debt to be repaid from the proceeds of the sale of EDC.

NOTE 3.  RATE MATTERS

Alternative Rate Plan

   On January 16, 1996, PSE&G filed a proposal, the "New Jersey Partners in Power" Plan (Plan) with the New Jersey Board of Public Utilities (BPU) that includes a $50 million rate reduction for PSE&G's electric customers, various types of rate freezes, elimination of the electric fuel adjustment mechanism, assurances that future price increases related to controllable costs will be lower than the rate of inflation and funding of up to an aggregate of $55 million in two economic development initiatives.

   The seven-year Plan, if approved, would give PSE&G the mechanisms and incentives to compete more effectively on several fronts, including the ability to earn revenue from non-regulated products and services, accelerate or modify depreciation schedules to help mitigate any potential stranded asset issues and more aggressively manage the control of costs. In addition, the Plan would provide the foundation for ongoing price flexibility without the need for prolonged, adversarial regulatory proceedings.

   On April 24, 1996, the BPU approved intervenor status and participatory status for twenty-two entities in the proceeding in which it will consider the proposed Plan. On June 21, 1996, after extensive briefing during the first and second quarter, the BPU issued its written Order defining the process and procedures which the parties will follow and on which the BPU will rely when deciding this case. The Order declared 1) that PSE&G has the burden of proving that the Plan comports with the established legislative standards and 2) that it will not be necessary to conduct a full traditional rate base/rate of return review to evaluate the reasonableness of PSE&G's current rates. As a result of the BPU's Order, the regulatory review process pertaining to the Plan has now commenced. PSE&G cannot predict what further actions, if any, may be taken by the BPU with respect to the Plan or when final action may be completed.

Salem Investigation

   On March 14, 1996, the BPU issued an Order regarding its investigation into the continuing outage of the Salem Nuclear
Generating Station.  The Order:

1. declared PSE&G's rates related to Salem Unit 1 interim and subject to refund as of March 14, 1996, pending hearings referred to below;

2. required PSE&G to file briefs explaining why the BPU should not declare rates related to Salem Unit 2 interim and subject to refund. Such briefs were filed by PSE&G on April 14, 1996.

3. required PSE&G to furnish certain other financial information related to the rate treatment of each Salem unit as well as replacement power costs associated with the outage. In addition, the Order requires PSE&G to provide updates of monthly actual replacement power data for each unit and updates on the status of the outage, including the anticipated return to service date for each unit. On April 4, 1996, PSE&G filed the requested financial information related to net plant investment included in the last base rate case for each unit, operation and maintenance expenses in current electric base rates for each unit and replacement power costs associated with the outage of the units to date. The data provided by PSE&G indicates that the portion of its annual base rates attributable to the Salem units is $192 million. However, PSE&G has also submitted data which indicates that removal of the units from base rates would justify an offsetting increase in revenue requirements totaling $214 million. This information was based upon facts and circumstances which existed at the date of filing and did not contain any adjustments necessary to reflect continuing costs to safely maintain either or both units in a shutdown mode; and

4. required further proceedings to determine if each Salem unit remains "used and useful" for rate making purposes. PSE&G cannot predict the outcome of these hearings.

   On June 26, 1996, the BPU issued its Decision and Order declaring Salem Unit 2 base rates interim and subject to refund, effective as of that date.

   The issue of whether or not Salem Unit 1 and Salem Unit 2 are no longer used and useful will be addressed in a separate joint investigatory hearing before the BPU. The hearings are scheduled to be held in October 1996. Removal of Salem Unit 1 and/or Salem Unit 2 from base rates could have a material adverse effect on PSE&G's financial position, results of operations and net cash flows. PSE&G believes the units should not be removed from base rates and believes that, in the event of a unit's removal from base rates, the replacement power costs attributable to such unit, approximately $4 to $6 million per month, would be recoverable through its current Electric Levelized Energy Adjustment Clause
(LEAC), and that the estimated $18 million Nuclear Performance Standard (NPS) penalty for 1996 would be substantially reduced. PSE&G cannot predict the outcome of this proceeding.
(See Note 4, Commitments and Contingent Liabilities).

Levelized Gas Adjustment Charge (LGAC)

   On April 24, 1996, the BPU approved PSE&G's 1995/96 LGAC, which finalizes the interim rates approved by the BPU on December 20, 1995. On July 30, 1996, PSE&G filed its 1996/97 LGAC petition with the BPU requesting that it be effective October 1, 1996 through December 31, 1997. PSE&G has requested the LGAC be modified so as to more closely track the market price of gas and avoid the distorted price signals and dislocations resulting from the reflection of over and under recoveries. The 1996/97 LGAC requests that residential and certain other customer billings be converted from a levelized charge to one derived on a monthly basis. The requested change in the LGAC pricing is the same as the change in pricing for Large Volume Gas (LVG) and General Service Gas (GSG) customers which was approved by the BPU in PSE&G's 1995/96 LGAC filing. In addition, there would be a cap of five cents per therm in the month to month change in the 1996/97 LGAC rate for all customer classes. PSE&G has also requested that the 1996/97 LGAC reflect a refund of approximately $14 million to LVG and GSG customers in the form of bill credits, stemming from over collections which occurred during the 1995/96 LGAC.

Electric Levelized Energy Adjustment Clause

   By Order dated May 5, 1995, the BPU approved PSE&G's LEAC. Such Order also required that hearings be convened regarding the April 1994 Salem 1 shutdown to determine whether PSE&G should be allowed to recover replacement power costs of approximately $8 million, which have been deferred. On October 18, 1995, this matter was ordered to be transferred to the OAL for hearing. Hearings have been held and a briefing schedule established. PSE&G cannot predict the outcome of this proceeding.

Remediation Adjustment Clause (RAC)

   On July 30, 1996, PSE&G petitioned the BPU for recovery of its Remediation Program Costs incurred during the period August 1995 through July 1996. In accordance with the BPU'S Order dated November 4, 1994, the petition proposes to recover, effective October 1, 1996, $4.3 million from gas customers and $2.9 million from electric customers from October 1, 1996 through September 30, 1997.

Other Rate Matters

   On July 21, 1995, the BPU initiated a generic proceeding to expeditiously adopt specific standards to guide utility "off-tariff" negotiated rate agreement programs. Such proceeding would consider minimum prices, confidentiality, maximum contract duration, filing requirements and such other standards as may be necessary for compliance with the law. A written Summary Decision and Order was issued on October 27, 1995, which required each New Jersey electric utility, including PSE&G, to file initial minimum tariffs, consistent with the terms of such Order, and further, indicated that such Order will be supplemented by a Final Decision and Order to fully discuss and explain the rationale for the BPU's overall decision. On November 13, 1995, PSE&G filed its compliance filing with respect to floor prices. These were eventually modified and approved by the BPU in April 1996. PSE&G cannot predict what impact, if any, the generic tariff may have on its electric revenues and earnings.

   In September 1994, the BPU initiated a generic proceeding regarding overrecovery of capacity costs associated with electric utility power purchases from cogenerators and small power producers. The initial phase of the proceeding, which has been transferred to the OAL, seeks to determine whether there was any such overrecovery and, if so, the amount overrecovered. Hearings were initiated during the first quarter of 1996 and completed on July 25, 1996. Briefs are expected to be filed during the third quarter of 1996.

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

   While PSE&G cannot predict the outcome of this proceeding, the final resolution of this issue may impact the financial position, results of operations and net cash flows of Enterprise and PSE&G prospectively.

   On August 1, 1996, the BPU issued an Order of Inquiry which essentially initiated a generic proceeding to resolve the regulatory and rate issues associated with Statement of Financial
Accounting Standards (SFAS) 106, "Employers Accounting for
Postretirement Benefits Other Than Pensions" (OPEB).

   In this proceeding, the BPU will determine the appropriate level of recovery, necessary rate changes and the proper funding mechanism for these costs. PSE&G cannot predict what action, if any, may be taken by the BPU on this matter or when final action may be completed.

   On July 31, 1996, PSE&G filed a motion for reconsideration of a declaratory ruling by the BPU that a proposed on-site cogeneration project to supply the total energy needs of a large PSE&G industrial customer did not constitute a public utility for the purposes of regulation by the BPU. In that motion, PSE&G has requested the BPU to impose on that customer an interim competition transition charge. Such a charge would be imposed to permit PSE&G the ability to recover its stranded costs which may result from the customer's leaving the PSE&G system as a full requirements customer. The filing is intended to ensure that departing customers bear their fair share of any stranded costs. PSE&G cannot predict what action the BPU may take in this matter.

NOTE 4.  COMMITMENTS AND CONTINGENT LIABILITIES

Nuclear Performance Standard (NPS)

   The BPU has established a NPS for nuclear generating units owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem Units 1 and 2 -- 42.59%; Hope Creek -- 95%; and Peach Bottom Units 2 and 3 -- 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy, Inc. (PECO).

   The penalty/reward under the NPS is a percentage of replacement power costs. (See table below.)

             CAPACITY FACTOR RANGE                         REWARD    PENALTY
- --------------------------------------------------         ------    -------
Equal to or greater than 75% ........................       30%       --
Equal to or greater than 65% and less than 75% ......       None      None
Equal to or greater than 55% and less than 65% ......       --        30%
Equal to or greater than 45% and less than 55% ......       --        40%
Equal to or greater than 40% and less than 45% ......       --        50%
Below 40% ...........................................       BPU Intervenes

   Under the NPS, the composite capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units.

   While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. PSE&G's Alternative Rate Plan proposes the elimination of the NPS.

   Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the return of Salem 2 late in the fourth quarter and the continued outage of Salem 1 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 53%, which would result in a penalty of approximately $18 million. Both of the Salem units are currently out of service and their return dates are subject to completion of testing, analysis, repair activity and Nuclear Regulatory Commission (NRC) concurrence that they are prepared to restart. In the event the Salem Units are removed from base rates, PSE&G believes the projected $18 million NPS penalty would be substantially reduced. (See Note 3, Rate Matters).

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

(E) Represents limit of coverage available to co-owners of Salem and Hope Creek, for each plant. Each co-owner purchases its own policy. PSE&G is currently covered for its percent ownership interest in each plant for this limit.

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

     PSE&G is a member of two industry mutual insurance companies:
Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). NML provides the primary property insurance at Salem and Hope Creek. NEIL provides excess property insurance through its NEIL II and NEIL III policies and replacement power coverage through its NEIL I policy. Both companies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

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

     Based on PSE&G's construction program, construction expenditures are expected to aggregate approximately $2.8 billion during the years 1996 through 2000, which includes $428 million for nuclear fuel and $84 million of Allowance for Funds used
During Construction (AFDC). The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately
3% annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to generate internally the funds necessary to satisfy its construction expenditures over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1996 through 2000.

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

PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites (Remediation Program). The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The overall cost of the Remediation
Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations or net cash flows. (See Note 3, Rate Matters.)

NOTE 5.  PREFERRED STOCK

     On June 26, 1996, PSE&G Capital Trust I (Trust), a special purpose statutory business trust controlled by PSE&G, issued $208 million of 8.625% Company-Obligated Mandatorily Redeemable
Preferred Securities of a Subsidiary Trust holding solely
Subordinated Debentures of PSE&G (QUIPS). The QUIPS pay a quarterly dividend and have a liquidation amount of $25. The proceeds were loaned to PSE&G.

     The sole asset of the Trust is PSE&G's 8.625% Series A Deferrable Interest Subordinated Debenture, evidenced by such loan, in an aggregate principal amount of $214,433,000 with a stated maturity date of June 26, 2045. PSE&G's service payments on the loan will be used by the Trust to pay dividends on the QUIPS. If and for as long as payments on PSE&G's Deferred Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indenture related thereto or its guarantee thereof, PSE&G may not pay any dividends on its Capital Stock.

     PSE&G used the proceeds to redeem all 500,000 shares of each of its 7.52% and 7.40% Cumulative Preferred Stock at $101 per share on June 28, 1996. In addition, PSE&G purchased, pursuant to a tender offer, an aggregate $111.6 million of its 4.08%, 4.18%, 4.30%, 5.05%, 5.28%, 6.80% and 6.92% Cumulative Preferred Stock.

NOTE 6.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Natural Gas and Crude Oil Hedging

  Continuing Operations

     Through June 30, 1996 and 1995, U.S. Energy Partners (USEP), a subsidiary of Public Service Resources Corporation (PSRC), entered into futures contracts and swaps to buy 2,530,000 mmbtu and 3,190,000 mmbtu of natural gas at average prices of $2.05 per mmbtu and $1.83 per mmbtu, respectively, related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 90% and 77% of its fixed-price sales commitments at June 30, 1996 and 1995, respectively. USEP had deferred unrealized hedge gains (losses) of $1.5 million and($445) thousand at those respective dates.

  Discontinued Operations

     EDC sold natural gas futures contracts outstanding at June 30, 1996 and 1995, which hedged 5,130,000 mmbtu and 3,670,000 mmbtu, respectively. Such amounts represented approximately 11.9% of EDC's anticipated domestic natural gas production for the remainder of 1996 and 10.5% of EDC's production for the remainder of 1995, at average sales prices of $1.89 per mmbtu and $1.96 per mmbtu, respectively.

     At June 30, 1996 and 1995, EDC sold crude oil futures contracts outstanding which hedged 420,000 barrels and 250,000 barrels of oil, respectively, at an average price of $17.65 per barrel and $19.83 per barrel, respectively. EDC has also entered into collar agreements which have the effect of establishing a floor and ceiling price for 1,355,000 barrels of oil. The floor price is $18.00 per barrel and the ceiling price is $20.015 per barrel. There was no cost to EDC to enter into these agreements. Based upon EDC's outstanding crude oil futures and the collar agreements at June 30, 1996 and 1995, EDC had hedged approximately 78% and 12%, respectively, of its anticipated oil production for the remainder of the respective periods.

     The deferred unrealized gains (losses) at June 30, 1996 and 1995 related to EDC's futures contracts was ($5.8) million and $2.1 million, respectively.

             Public Service Electric and Gas Company
            Notes To Consolidated Financial Statements

     Except as modified below, the Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

          Note 1.     Basis of Presentation
          Note 3.     Rate Matters
          Note 4.     Commitments and Contingent Liabilities
          Note 5.     Preferred Stock

        PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K for 1995, affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such statements and Notes.

Recent Developments

     On July 1, 1996, Enterprise Diversified Holdings Incorporated (EDHI) entered into a contract with Samedan Oil Corporation (Samedan), a subsidiary of Noble Affiliates, Inc., pursuant to which EDHI sold Energy Development Corporation (EDC) to Samedan for an aggregate purchase price of $779 million subject to various purchase price adjustments. The sale was completed on July 31, 1996.

     Enterprise expects to record an after-tax gain of approximately $ 13.5 million, or 6 cents per share, in the third quarter. The proceeds from the sale will be used to repay approximately $350 million of EDHI debt related to EDC and initiate a repurchase program of up to $350 million of Enterprise Common Stock. As of July 31, 1996, approximately $260 million of the EDHI debt related to EDC had been repaid.

     On July 16, 1996, Enterprise announced that its Board of Directors had authorized the repurchase of up to $350 million of its Common Stock. Under the authorization, repurchases will be made in the open market at the discretion of Enterprise management. If the entire authorized amount were to be repurchased, it would represent about 5% of Enterprise's outstanding 244.7 million shares of Common Stock based on current market prices.

Competition

     There continues to be opposition in Congress and among Northeastern governors to FERC's recent open access ruling, Order No. 888, due to environmental concerns. The concern is that, as a result of open access on high voltage interstate electric transmission facilities, there will be an increase in nitrogen oxide (nox) emissions due to increased outputs from older, dirtier coal-fired plants in the Midwest that are subject to less restrictive pollution control requirements. These facilities, by increasing their power production in order to sell into the higher priced markets including the East, will, in turn, increase the release of pollutants that eventually make their way to New Jersey and other northeastern states due to the prevailing westerly winds. On May 13, 1996, the EPA referred FERC's ruling to the Council for Environmental Quality (CEQ). CEQ responded to the EPA's referral on June 14, 1996. The potential for significant air quality impacts from the FERC's ruling was affirmed by the CEQ's response. The CEQ's response, which follows a year-long environmental review during which the EPA, environmental organizations, industry groups, and other stakeholders raised serious concerns over increased pollution from FERC's open access and electricity restructuring policies, provides support for addressing clean air issues and pursuing mitigation options to safeguard against emissions increases from open access.

     On June 1, 1995, the BPU issued its Order initiating a formal Phase II proceeding of the Master Plan. The proceeding will address wholesale and retail competition in New Jersey. On May 23, 1996 the BPU voted to release the Phase II Proceeding Staff Status Report: Restructuring the Electric Power Industry in New Jersey (Status Report). The BPU also voted to adopt the recommended procedures cited in the Status Report to reach a resolution and render its final decisions concerning electric power industry restructuring by approximately year-end 1996. The BPU also agreed to follow a concurrent, two pronged process to address the outstanding issues and render final decisions. Therefore, the BPU will
1) conduct formal public and legislative-type hearings to take testimony on the outstanding issues as well as accept advance written comments to develop a formal record in this matter and 2) establish a negotiating group comprised of representatives of the various interest groups in this proceeding.

     The BPU indicated its intention to release its recommended findings by approximately October 1996, either via a unilateral decision based upon the record before it, or via a consensus in the event that one can be reached. Final comments will then be taken and a final decision is expected to be announced by year end.

     Recoverability of stranded costs for PSE&G will be largely dependent on the final Phase II report and on the rules to be established by the BPU. Stranded costs that could result as the industry moves to a more competitive environment include investments in generating facilities, transmission assets, purchased power agreements where the price being paid under such an agreement exceeds the market price for electricity, and regulatory assets for which recovery is based solely on continued cost based regulation. At this time, management cannot predict the level of stranded costs, if any, or the extent to which the BPU will allow recovery of such costs.

     A joint task force of the BPU and the New Jersey Treasury Department has proposed replacing the current NJGRT with a combination of existing corporate business tax, existing state sales and use tax and a transitional tax which will be phased out over an expected five or six year time frame. After the phase-out is completed, the proposal is expected to significantly reduce the tax burden on electric and gas utilities and improve their competitive position vis-a-vis non-utility energy providers and energy providers in other states. PSE&G cannot predict when or if this proposal will be adopted.

Nuclear Operations

     Both of PSE&G's Salem Nuclear Generating Units are currently out of service and their return dates are subject to completion of the requirements of their respective restart plans to the satisfaction of PSE&G and the NRC, which encompasses a substantial review and improvement of personnel, process and equipment issues.

     On May 23, 1996, PSE&G and the co-owners of Salem signed an agreement to purchase the steam generators from the owner of the unfinished Seabrook Nuclear Unit 2 for installation in Salem Unit 1. Removal of the steam generators from the Seabrook site has begun. They will be shipped to the Salem site and are expected to arrive at Salem before the end of the year. By using these replacement steam generators, PSE&G expects to return Salem 1 to service in mid-1997. The cost of replacement, including installation, will be approximately $150 to $170 million (PSE&G's share would be $64 to $72 million). In addition, the cost of disposal of the four old steam generators could be as much as $20 million (PSE&G's share would be $9 million). The disposal options include storing them at the Salem site or shipping them to another location. (For discussion of replacement power costs, see
Note 3, Rate Matters, of Notes.)

     On July 22, 1996, PSE&G announced that although substantial progress has been made in upgrading Salem Unit 2's major systems, some of the originally scheduled work, along with additional work that had since been identified, remained to be completed and that the outage at this unit would continue well into the fourth quarter of 1996. This change to the Unit 2 schedule is not presently expected to impact the restart of Salem Unit 1. The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the financial position, results of operations and net cash flows of Enterprise and PSE&G. (See Note 3, Rate Matters, of Notes.)

     Given the additional scope of work associated with the Salem Unit 2 delay, Unit 1 restart activities (excluding the steam generator replacement) and various cost saving initiatives in progress, it is expected that PSE&G's share of Salem operation and maintenance expenditures will increase approximately $12 million from original plans developed in late 1995, to a total of $130 million for 1996.

Results of Operations

     Earnings per share of Enterprise Common Stock was $0.55 for the three-month period ended June 30, 1996, an increase of $0.10 per share of Common Stock over the comparable 1995 period. Earnings per share of Enterprise Common Stock was $1.34 for the six-month period ended June 30, 1996, an increase of $0.02 per share of Common Stock over the comparable 1995 period. Earnings per share of Enterprise Common Stock was $2.73 for the twelve-month period ended
June 30, 1996, an increase of $0.11 per share of Common Stock over the comparable 1995 period.

Earnings per share for the three, six and twelve-month periods ended June 30, 1996 increased primarily due to higher electric and gas sales by PSE&G resulting from favorable weather conditions in 1996, the purchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par, increased income from discontinued operations - EDC and increased investment income from Public Service Resources Corporation (PSRC). These increases were partially offset by increased maintenance and operation expenses related to the outage at Salem and Hope Creek, a decrease in the Allowance for Funds Used During Construction (AFDC) that resulted from a decrease in construction work in progress and increased depreciation expenses due to more plant in service.

PSE&G - Earnings Available to Enterprise

                                                          Increase or (Decrease)
                                           -----------------------------------------------
                                           Three Months    Six Months       Twelve Months
                                           Ended June 30,  Ended June 30,   Ended June 30,
                                           1996 vs. 1995   1996 vs. 1995    1996 vs. 1995
                                           -------------   --------------   --------------
                                                   Per             Per              Per
                                           Amount  Share   Amount  Share    Amount   Share
                                           ------  -----   ------  -----    ------   -----
(Millions, except Per Share Data)
PSE&G
Revenues (net of fuel costs and gross.....
  receipts taxes)......................... $ 33    $ .14   $  76   $  .31   $ 142    $ .58
Other operation expenses..................  (12)    (.05)    (34)    (.14)    (11)    (.04)
Maintenance expenses......................  (19)    (.08)    (51)    (.21)    (75)    (.31)
Depreciation and amortization expenses....   (1)      --     (10)    (.04)    (30)    (.12)
Federal income taxes......................    5      .02      12      .05     (36)    (.15)
Interest charges..........................    3      .01       1       --       3      .01
Allowance for Funds used During
   Construction(AFDC).....................   (9)    (.04)    (14)    (.06)    (24)    (.10)
Preferred securities dividend requirements   --       --      --       --      (4)    (.01)
Other income .............................   17      .07      16      .07      22      .09
                                           ------  -----   ------  ------   ------   -----
Earnings Available to Enterprise.......... $ 17    $ .07   $  (4)  $ (.02)  $ (13)   $(.05)
                                           ======  ======  ======  ======   ======   =====

PSE&G - Revenues

  Electric

     Revenues increased $22 million or 2%, $35 million or 2%, and $198 million or 5% for the three, six and twelve-month periods ended June 30, 1996 over the comparable periods of 1995 primarily due to higher recovery of energy costs, increased residential and commercial sales attributable to warmer than normal weather in the second quarter of 1996 and the continued moderate growth in the economy. Increased residential and commercial sales were slightly offset by lower industrial sales. The significant components of these changes follow:

                                                          Increase or (Decrease)
                                           -----------------------------------------------
                                           Three Months    Six Months       Twelve Months
                                           Ended June 30,  Ended June 30,   Ended June 30,
                                           1996 vs. 1995   1996 vs. 1995    1996 vs. 1995
                                           -------------   --------------   --------------
                                               Amount          Amount            Amount
                                           --------------  --------------   --------------
(Millions)
Kilowatt-hour sales.......................       $ 11           $15             $  45
Recovery of energy costs.................          8             16              113
NJGRT....................................         --              4               14
Other operating revenues.................          1             (4)              18
PSCRC ...................................          2              4                8
                                           --------------  --------------   --------------
Total Electric Revenues..................       $ 22           $ 35            $ 198
                                           ==============  ==============   ==============

  Gas

     Revenues increased $28 million or 11%, $191 million or 21%, and $276 million or 17% for the three, six and twelve-month periods ended June 30, 1996 over the comparable periods of 1995 primarily due to a higher recovery of fuel costs, increased residential sales due to colder weather during the most recent heating season and increased cogeneration sales. Other operating revenues reflect increases in offsystem sales which are sales of excess gas to brokers and other utilities which are not part of PSE&G's firm customer base. The effects of those gains on total revenues for the three-month and six-month periods were depressed by approximately $13 million due to a special rate adjustment in 1995. The significant components of these changes follow:

                                                          Increase or (Decrease)
                                           ----------------------------------------------
                                           Three Months    Six Months       Twelve Months
                                           Ended June 30,  Ended June 30,   Ended June 30,
                                           1996 vs. 1995   1996 vs. 1995    1996 vs. 1995
                                           -------------   --------------   --------------
                                               Amount          Amount            Amount
                                           --------------  --------------   --------------
(Millions)
  Therm sales............................      $ 24             $  40            $  53
  Recovery of fuel costs.................        20               141              187
  NJGRT..................................        (8)               --               21
  Other operating revenues...............        (8)               10               15
                                           ------------  -------------    --------------
  Total Gas Revenues.....................      $ 28             $ 191            $ 276
                                           =============  =============   ===============

PSE&G - Expense

  Fuel Expenses

     Variances in fuel expenses do not directly affect earnings because of fuel adjustment clauses which are part of PSE&G's rates. However, if the proposed Alternative Rate Plan is adopted as filed, future changes in electric fuel and replacement power costs could impact earnings. (See Note 3, Rate Matters, of Notes)

  Other Operation Expenses

     Other operation expenses increased $12 million or 5%, $34 million or 8% and $11 million or 1% for the three, six and twelve-month periods ended June 30, 1996 from the comparable 1995 periods. The increases during the three, six and twelve-month periods were due to higher refueling outage expenses and restart activities at Salem and Hope Creek, increased labor and material expenses in the gas business as a result of greater than anticipated repair work and increased conservation costs which were offset by higher Demand Side Management (DSM) revenue recovered through rates.

  Maintenance Expenses

     Maintenance expenses increased $19 million or 28%, $51 million or 38% and $75 million or 26% for the three, six and twelve-month periods ended June 30, 1996 from the comparable 1995 periods. The three, six and twelve-month increases were due to refueling outage expenses associated with the ongoing shutdown of Salem and the 1995 refueling and maintenance outage of Hope Creek.

  Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased $1 million or 1%, $10 million or 3% and $30 million or 5% for the three, six and twelve-month periods ended June 30, 1996 over the comparable 1995 periods. The increases were due to the completion of the repowering of Bergen Generating Station in September 1995.

  Federal Income Taxes

     Federal income taxes decreased $5 million or 9% and $12 million or 8% for the three and six-month periods ended June 30, 1996 from the comparable 1995 periods. There was an increase of $36 million or 13% for the twelve-month period ended June 30, 1996 when compared to the same 1995 period. The three and six-month decreases were primarily due to the decrease in 1996 pre-tax income. The twelve-month increase was principally due to the receipt of a non-taxable insurance benefit in 1994.

  Allowance for Funds Used During Construction

     AFDC used during construction decreased $9 million or 71%, $14 million or 65% and $24 million or 52% during the three, six and twelve-month periods ended June 30, 1996 from the comparable 1995 periods. The three, six and twelve-month decreases were primarily the result of a decrease in construction work in progress resulting from the completion of the repowering of Bergen Generating Station in September 1995. In addition, a lower AFDC rate contributed to the decrease.

  Other Income

     Other income increased $17 million or 98%, $16 million or 43% and $22 million or 31% for the three, six and twelve-month periods over the comparable 1995 periods primarily due to an $18 million net gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par.

EDHI - Net Income

                                                        Increase or <Decrease>
                                           -----------------------------------------------
                                           Three Months    Six Months       Twelve Months
                                           Ended June 30,  Ended June 30,   Ended June 30,
                                           1996 vs. 1995   1996 vs. 1995    1996 vs. 1995
                                           -------------   --------------   --------------
                                                   Per              Per              Per
                                           Amount  Share   Amount   Share   Amount   Share
                                           ------  ------  ------  ------   ------   -----
(Millions, except Per Share Data)
PSRC ...................................     10      .04       8     .03        7      .03
CEA....................................      (1)    (.01)     (4)   (.02)      (7)    (.03)
EGDC...................................      (1)      --      (1)     --       (2)    (.01)
Discontinued Operations - EDC .........      (1)      --       7     .03       40      .17
                                           ------  ------  ------  ------   ------   -----
     Total.............................    $  7    $ .03   $  10   $ .04    $  38    $ .16
                                           ======  ======  ======  ======   ======   =====

  EDHI

     The net income of EDHI was $15 million for the quarter ended June 30, 1996, a $7 million increase over the period ended June 30, 1995. The increase was primarily due to PSRC's increased income from its Kohlberg, Kravis, Roberts and Co. (KKR) Leveraged Buy-Out Fund investment due to a gain related to the sale of certain assets.

<PAGE
     The net income of EDHI was $33 million for the six months ended June 30, 1996, a $10 million increase over the same period ended June 30, 1995. The increase was primarily due to EDC's increased income of $7 million as a result of higher gas prices and greater volumes of oil and gas sales, and PSRC's higher income from limited partnerships resulting in an increase in net income of $8 million. Community Energy Alternative Incorporated's (CEA) income decreased $4 million because of higher administrative and general expenses as well as start-up losses related to the commencement of two projects in April 1995.

     The net income of EDHI was $90 million for the 12 month period ended June 30, 1996, an increase of $38 million over the 12 month period ended June 30, 1995. This was principally because EDC's income increased by $40 million, due in part to the realization of a settlement related to a take or pay sales contract in November 1995. The remaining increase was due to higher gas prices and higher oil prices and volumes.

  Liquidity and Capital Resources

     Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's and EDHI's construction and investment programs, permitted regulatory recovery of expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain nuclear plants in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. For additional information, see the discussion of Competition above and Note 4, Commitments and Contingent Liabilities, of Notes.

PSE&G

     For the six-month period ended June 30, 1996, PSE&G had utility plant additions, including AFDC, of $226 million, a decrease of $109 million from the corresponding 1995 period. For the twelve-month period ended June 30, 1996, PSE&G had utility plant additions, including AFDC, of $577 million, a decrease of $270 million from the corresponding 1995 period. The six and twelve-month decreases were primarily due to the completion of the Bergen Generating Station repowering project.

     PSE&G expects that it will be able to internally generate all of its capital requirements, including construction expenditures, over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs, as to which no assurances can be given. (See Note 3, Rate Matters, and Note 4, Commitments and Contingent Liabilities, of Notes.)

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

     On July 1, 1996, EDHI entered into a contract with Samedan for the sale of EDC to Samedan for $779 million. For additional discussion regarding the sale of EDC, see Recent
Developments.

     PSRC will continue to limit new investments to those related to energy businesses, while Enterprise Group Development Corporation (EGDC) will continue to exit the real estate business in a prudent manner. On June 20, 1996, EGDC sold an office project located in Valley Forge, Pennsylvania. Over the next several years, EDHI and its subsidiaries will be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt and or existing agreements at current levels and interest rates may affect future earnings and EDHI's cost of capital.

     PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At June 30, 1996, $86 million remained as PSRC's unfunded commitment related to these investments subject to call.

     EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements. Prior to the sale of EDC, EDHI was required to maintain debt to equity ratios which varied from 3:1 to 1.75:1 and twelve-month earnings before interest and taxes (EBIT) coverage ratio of at least 1.35:1. As of June 30, 1996 and 1995, EDHI had a consolidated debt to equity ratio of 1.06:1 and 1.15:1, respectively, and for the twelve months ended June 30, 1996 and 1995, EBIT coverage ratios, as defined to exclude the effects of EGDC, of 2.75:1 and 1.81:1, respectively.

     Beginning July 31, 1996, EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-month EBIT coverage ratio of at least 1.50:1. As of June 30, 1996 and 1995, excluding the discontinued operations of EDC and $350 million of dividends by EDHI to Enterprise, EDHI had consolidated debt to equity ratios of 1.21 and 1.25, respectively. For the twelve months ended June 30, 1996 and 1995, excluding the discontinued operations of EDC, the EBIT coverage ratios, as defined to exclude the effects of EGDC, were 2.45:1 and 2.32:1, respectively. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given.

  Internal Generation of Cash From Continuing Operations

     Enterprise's cash provided by operations for the six months ended June 30, 1996 decreased $4 million to $530 million from the corresponding 1995 period.

     Enterprise's cash provided by operations for the twelve months ended June 30, 1996 increased $24 million to $1.456 billion from the corresponding 1995 period.

  External Financings - Enterprise

     Enterprise has a $25 million line of credit with a bank.
At June 30, 1996, Enterprise had no borrowings under this line.

  External Financings - PSE&G

     The BPU has authorized PSE&G to issue approximately $4.852 billion aggregate amount of additional Bonds/MTNs/Preferred Stock/Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new Bonds against previous additions and improvements and/or retired Bonds provided that the ratio of earnings to fixed charges is at least 2:1. As of June 30, 1996, up to $2.92 billion aggregate principal amount of new bonds could be issued against previous additions and improvements. At June 30, 1996, the ratio of earnings to fixed charges was 2.77:1.

     In January 1996, PSE&G issued $350 million of its First and Refunding Mortgage Bonds (Bonds). The net proceeds from the sale were deposited in an escrow account for the purpose of refunding certain higher cost Bonds at their respective first optional redemption dates in November 1996 and February 1997.

     On June 26, 1996, PSE&G Capital Trust I issued $208 million of 8.625% Quarterly Income Preferred Securities
(QUIPS).  For additional information, see Note 5, Preferred
Stock, of Notes.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 1, 1997 not more than $1 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On June 30, 1996, PSE&G had $631 million of short-term debt outstanding.

     To provide liquidity for its commercial paper program, PSE&G has a $500 million one-year revolving credit agreement expiring in August 1996 and a $500 million five-year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provides for borrowings of up to one year. On June 30, 1996, there were no borrowings outstanding under either of these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1996.

     Public Service Conservation Resources Corporation
(PSCRC) has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 6, 1997. As of June
30, 1996, PSCRC had $30 million outstanding under this facility.

     In March 1996, PSCRC entered into a $40 million secured term loan facility for loans maturing in three to five years.
The agreement terminates in March 1998. As of June 30, 1996, there was $18 million outstanding under this facility.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance PSE&G's 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks. The credit facility expires in 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of June 30, 1996, Fuelco had commercial paper of $76 million outstanding under the program and the facility.

  External Financings - EDHI

     Through July 31, 1996, Enterprise Capital Funding
Corporation (Funding) had a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million expiring in March
1998. As of June 30, 1996, Funding had $186 million of borrowings outstanding under this commercial paper program.

     Additionally, Funding had a $225 million revolving credit facility expiring in March 1998. As of June 30, 1996,
Funding had $70 million of borrowings outstanding under this facility.

     On July 31, 1996, Funding amended and restated its commercial paper program and revolving credit facility in conjunction with the sale of EDC, reducing the total amount from $450 to $300 million and extending the maturity from March 1998 to July 1999. The $225 million commercial paper program was eliminated and the $225 million revolving credit facility was increased to $300 million. As of July 31, 1996, Funding had no borrowings outstanding under the amended and restated facility.

     PSE&G Capital Corporation's (Capital) MTN program provides for an aggregate principal amount of up to $650 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. At June 30, 1996, Capital had total debt outstanding of $461 million, including $355 million of MTNs.


             Public Service Electric and Gas Company

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Recent Developments; Competition; Nuclear Operations; Results of Operations; Liquidity and Capital Resources; Internal Generation of Cash from Operations; and External Financings.

             INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enterprise and PSE&G believe that their expectations are based on reasonable assumptions, they can give no assurance that their expectations will be achieved.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
- ------    -----------------

     As previously reported, PSE&G and the three other co-owners of Salem filed suit in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. The parties to this litigation have been ordered by the Court to participate in mediation on the matter and the discovery process has been stayed. PSE&G cannot predict the outcome of these proceedings.

     Also previously reported, the co-owners of Salem have filed lawsuits against Enterprise and PSE&G in the United States District Court for the Eastern District of Pennsylvania and in the New Jersey Superior Court alleging mismanagement by PSE&G in its operation of Salem and are seeking unspecified compensatory and punitive damages. PSE&G's answers in these matters have been filed and discovery is proceeding. While PSE&G cannot predict the outcome of these proceedings, PSE&G believes it has operated Salem in accordance with the requirements of the owners' agreement and applicable law and that it has substantial and valid defenses to these claims. On July 30, 1996, the Judge in the Eastern District of Pennsylvania matter issued an Order scheduling discovery and setting a trial for May 1997.

     Certain information reported under Item 3 of Part I of Enterprise's and PSE&G's Annual Report to the SEC on Form
10-K for 1995 (the "Form 10-K") is updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of this report.

     As previously reported in the Form 10-K at page 39 and in a prior Form 8-K, three shareholder derivative action civil complaints have been filed against Enterprise and certain of its directors and officers seeking to recover unspecified damages for alleged losses purportedly arising out of PSE&G's operations of Salem and Hope Creek. These three actions have been consolidated and a case management order to deal with discovery and motions has been issued. A fourth shareholder derivative action, alleging substantially similar claims, was filed on July 3, 1996.

     In addition, see the following at the pages indicated:

     (1)  Page 12. Proceedings before the BPU relating to
          PSE&G's proposed Alternative Rate Plan, Docket No.
          E096010028.  Form 10-K, Page 73.

     (2)  Page 15. Proceedings before the BPU relating to
          PSE&G's LGAC filed October 2, 1995, Docket No.
          GR9510456.  Form 10-K, Page 75.

     (3) Page 15. Proceedings before the BPU relating to recovery of replacement power costs in connection with the April 1994 Salem 1 shutdown, Docket No.
          ER94070293. Form 10-K, Page 75.

     (4) Page 16. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No.
          EX93060255. Form 10-K, Page 76.

     (5) Page 16. Generic proceedings before the BPU relating to standards for "off tariff" negotiated rate agreement programs, Docket No. EX95070320.
          Form 10-K, Page 76.

     (6)  Page 15. Proceedings before the BPU relating to
          PSE&G's LGAC filed July 30, 1996, Docket No.
          GR96070554.

     (7)  Page 15. Proceedings before the BPU relating to
          PSE&G's RAC filed July 30, 1996, Docket No.
          GR96070555.

     (8) Page 17. Generic proceeding before the BPU relating to the matter of an inquiry into methods of implementation of FAS-106, Docket No. AX96070530.

     (9)  Page 16. Proceedings before the BPU for
          reconsideration of a declaratory ruling related to a cogeneration project at the site of a large industrial customer and for imposition of an interim competition transition charge. Docket No. EE95100486.

Item 5.  Other Information
- ------   -----------------

     Certain information reported under Item 1 of Part I of Enterprise's and PSE&G's Annual Reports to the Securities and Exchange Commission on Form 10-K for 1995 (the "Form 10-K") is updated below. References are to the related pages and paragraph(s) of the Form 10-K as printed and distributed.

  Pennsylvania - New Jersey - Maryland Interconnection

     Form 10-K, Page 7, Paragraph 6
     ------------------------------

     On July 24, 1996, the member companies of Pennsylvania-New Jersey-Maryland Interconnection (PJM), except PECO, filed their proposal to reorganize into an independent system operator in response to FERC's open access proposed rulemaking and plan to implement a restructured pool by year-end 1996 if approved by FERC. PECO has filed a separate proposal with FERC. PSE&G cannot predict what action FERC will take regarding this matter.

  PSE&G - Nuclear Fuel

     Form 10-K, Page 7, Paragraph 2 and 1st Quarter 10-Q,
     Page 45
     --------------------------------------------------------

     PECO has commitments for enrichment services for Peach
Bottom under contract with the United States Enrichment
Corporation. The commitments represent 100% of the enrichment requirements through 2004. PECO does not anticipate any difficulties in obtaining necessary enrichment services for Peach Bottom.

  PSE&G - Nuclear Operations

     Form 10-K, Page 10 and 1st Quarter 10-Q, Page 42
     ------------------------------------------------

     Both of PSE&G's Salem Nuclear Generating Units are currently out of service. PSE&G expects to return Salem 1 to service in mid-1997 while Salem 2 is expected to return to service late in the fourth quarter of 1996. Their return dates are subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC, which encompasses a substantial review and improvement of personnel, process, and equipment issues. For further discussion of the Salem Units, see Nuclear Operations in MD&A.

  Nuclear Fuel Disposal

     Form 10-K, Page 17, Paragraph 3
     -------------------------------

     In a decision issued July 23, 1996, the Court of Appeals found that the DOE is obligated to begin accepting spent nuclear fuel for disposal no later than January 31, 1998. PSE&G cannot predict when or if the DOE will accept nuclear fuel as no repository or other storage facility currently exists or is under construction.

     Form 10-K, Page 17, Paragraph 5
     -------------------------------

     As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2008 for Salem 1 and 2012 for Salem 2, prior to losing an operational full core discharge reserve. The current shutdown of the Salem Units is expected to extend these dates further by a few years.

  Employee Relations
  ------------------

     Form 10-K, Page 19, and 1st Quarter 10-Q, Page 47
     -------------------------------------------------

     PSE&G and the unions representing all of its represented employees have entered into new six year contracts which will expire April 30, 2002.

     The recent amendments to PSE&G's pension plan, coupled with other benefit modifications, had a direct impact upon PSE&G's Pension and Postretirement Benefit Plans which required that actuarial assumptions be modified and assets and liabilities be remeasured. This resulted in an immaterial increase to the annual expense.

  New Matters
  -----------

     Following an NRC inspection in early 1996, Hope Creek received notice of four potential violations. Two of the potential violations concerned failure to properly implement corrective actions, another concerned a safety evaluation for a service water system design change and the last concerned a violation of Technical Specifications for control rod testing. An NRC enforcement conference was held on June 11, 1996 to discuss these potential violations, one of which PSE&G contested. PSE&G cannot predict what actions the NRC will take on these matters.

  New Matters
  -----------

     On June 24, 1996, PSE&G and PECO announced the commissioning of a study to investigate competitive alternatives to the current independent nuclear power plant operations of the two companies. The goal of this effort is to determine if feasible alternatives exist to permit diversification of financial risks and reduction of costs for both companies in order to increase competitiveness.

  New Matters
  -----------

     On July 5, 1996, the NRC notified PSE&G of the need for a predecisional enforcement conference for apparent violations involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. The enforcement conference has been scheduled for September 11, 1996. PSE&G cannot predict what actions the NRC may take in this matter.

PART II.

Item 6.   Exhibits and Reports on Form 8-K
- ------    --------------------------------

(a) A listing of exhibits being filed with this document is as follows:

   Exhibit
   Number                                 Document
   -------        -------------------------------------------
     12 Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (Enterprise).

     12(A)          Computation of Ratios of Earnings to
                    Fixed Charges (PSE&G).

     12(B)          Computation of Ratios of Earnings to
                    Fixed Charges plus Preferred Securities
                    Dividend Requirements (PSE&G).

     27(A)          Financial Data Schedule (Enterprise)

     27(B)          Financial Data Schedule (PSE&G)

(b)  Reports on Form 8-K.

Registrant         Date of Report         Item Reported
- ----------         --------------         -------------
Enterprise
and PSE&G             5-24-96           Item 5. Other events
                                        (PSE&G Nuclear
                                        Operations - Salem)

Enterprise
and PSE&G             6-10-96           Item 5. Other events
                                        (PSE&G Rate Matters -
                                        Salem Investigation
                                        and Nuclear
                                        Operations- Salem)

Enterprise            7-2-96            Item 5.  Other events
                                        (Enterprise) Item 7.
                                        Financial Statements
                                        and Exhibits

Enterprise
and PSE&G             7-22-96           Item 5. Other events
                                        (PSE&G Nuclear
                                        Operations - Salem)
                                        Item 7. Financial
                                        Statements and
                                        Exhibits

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

Date: August 14, 1996