Form 10-Q
period 1996-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1996-11-14
CIK 788784, 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


Commission         Registrant, State of Incorporation,         I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
------------ ----------------------------------------------  ------------------

  1-9120       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED       22-2625848
                      (A New Jersey Corporation)
                             80 Park Plaza
                             P.O. Box 1171
                     Newark, New Jersey 07101-1171
                             201 430-7000


  1-973           PUBLIC SERVICE ELECTRIC AND GAS COMPANY         22-1212800
                      (A New Jersey Corporation)
                             80 Park Plaza
                             P.O. Box 570
                     Newark, New Jersey 07101-0570
                                   201 430-7000


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

                   Class:  Common Stock, without par value
                   Outstanding at October 31, 1996:  238,441,989

As of October 31, 1996, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Public Service Enterprise Group Incorporated (Enterprise):

    Consolidated Statements of Income for the Three, Nine and
    Twelve Months Ended September 30, 1996 and 1995..................         1

    Consolidated Balance Sheets as of September 30, 1996, 1995
    and December 31, 1995............................................         2

    Consolidated Statements of Cash Flows for the Nine and
    Twelve Months Ended September 30, 1996 and 1995..................         4

    Consolidated Statements of Retained Earnings for the Three,
    Nine and Twelve Months Ended September 30, 1996 and 1995.........         5

  Public Service Electric and Gas Company (PSE&G):

    Consolidated Statements of Income for the Three, Nine and
    Twelve Months Ended September 30, 1996 and 1995..................         6

    Consolidated Balance Sheets as of September 30, 1996, 1995
    and December 31, 1995............................................         7

    Consolidated Statements of Cash Flows for the Nine and
    Twelve Months Ended September 30, 1996 and 1995..................         9

    Consolidated Statements of Retained Earnings for the Three,
    Nine and Twelve Months Ended September 30, 1996 and 1995.........         10

  Notes to Consolidated Financial Statements - Enterprise............         11

  Notes to Consolidated Financial Statements - PSE&G.................         17

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
     Enterprise......................................................         18
     PSE&G  .........................................................         25

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings........................................         26

   Item 5.  Other Information........................................         27

   Item 6.  Exhibits and Reports on Form 8-K.........................         29

   Signatures - Public Service Enterprise Group Incorporated.........         29

   Signatures - Public Service Electric and Gas Company..............         29

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)


                                                      Three Months Ended         Nine Months Ended        Twelve Months Ended
                                                         September 30,              September 30,            September 30,
                                                   ----------------------------------------------------------------------------
                                                       1996         1995         1996         1995         1996         1995
                                                   -----------  -----------  -----------  -----------  -----------  -----------
OPERATING REVENUES:
  Electric .....................................   $ 1,054,599  $ 1,179,373  $ 3,000,895  $ 3,090,656  $ 3,931,081  $ 3,961,985
  Gas ..........................................       214,848      201,631    1,309,438    1,105,299    1,890,542    1,594,157
  Nonutility Activities ........................        64,510       51,844      156,761      141,095      202,083      200,912
                                                   -----------  -----------  -----------  -----------  -----------  -----------
       Total Operating Revenues ................     1,333,957    1,432,848    4,467,094    4,337,050    6,023,706    5,757,054

OPERATING EXPENSES:
Operation:
  Fuel for Electric Generation and
    Interchanged Power .........................       253,880      264,599      685,927      682,923      894,786      863,851
  Gas Purchased and Materials for Gas
    Produced ...................................       140,085      115,336      783,321      625,540    1,119,320      900,231
  Other ........................................       238,969      249,309      748,741      722,547    1,033,928    1,045,418
Maintenance ....................................        62,450       76,205      245,106      208,288      349,428      293,809
Depreciation and Amortization ..................       150,861      147,896      454,374      442,185      609,155      583,957
Taxes:
  Federal Income Taxes .........................        69,846      112,010      224,041      276,645      285,362      304,174
  New Jersey Gross Receipts Taxes ..............       132,922      139,363      452,337      455,426      609,872      585,454
  Other ........................................        21,921       20,793       67,808       64,015       80,706       82,112
                                                   -----------  -----------  -----------  -----------  -----------  -----------

       Total Operating Expenses ................     1,070,934    1,125,511    3,661,655    3,477,569    4,982,557    4,659,006
                                                   -----------  -----------  -----------  -----------  -----------  -----------

OPERATING INCOME ...............................       263,023      307,337      805,439      859,481    1,041,149    1,098,048

OTHER INCOME:
  Allowance for Funds Used During
    Construction - Equity ......................          --          1,329         --          4,598          726       11,901
  Miscellaneous - net ..........................        (1,922)       3,047          570        6,603        2,007        8,356
                                                   -----------  -----------  -----------  -----------  -----------  -----------

       Total Other Income ......................        (1,922)       4,376          570       11,201        2,733       20,257
                                                   -----------  -----------  -----------  -----------  -----------  -----------

INCOME BEFORE INTEREST CHARGES AND DIVIDENDS
ON PREFERRED SECURITIES ........................       261,101      311,713      806,009      870,682    1,043,882    1,118,305

INTEREST CHARGES:
  Long-Term Debt ...............................        95,653       98,610      288,180      304,229      386,165      410,552
  Short-Term Debt ..............................         8,661       10,814       27,181       23,233       36,770       30,208
  Other ........................................         8,540        8,825       24,054       22,658       30,568       27,713
                                                   -----------  -----------  -----------  -----------  -----------  -----------

       Total Interest Charges ..................       112,854      118,249      339,415      350,120      453,503      468,473

  Allowance for Funds Used During Construction -
    Debt and Capitalized Interest ..............        (4,331)      (7,726)     (12,799)     (27,924)     (17,715)     (37,945)
                                                   -----------  -----------  -----------  -----------  -----------  -----------


       Net Interest Charges ....................       108,523      110,523      326,616      322,196      435,788      430,528

Preferred Securities Dividend Requirements .....        13,229       12,233       37,649       36,627       50,448       48,206
Preferred Stock Redemption Premium .............          --           --         18,493         --         18,019         --
                                                   -----------  -----------  -----------  -----------  -----------  -----------

INCOME FROM CONTINUING OPERATIONS ..............       139,349      188,957      460,237      511,859      575,665      639,571

Discontinued Operations: (See Note 2)
  Income (Loss) From Operations - Net of
    Taxes ......................................         2,992       (2,175)      10,746       (1,818)      47,600        2,313
  Gain on Disposal of EDC - Net of Taxes
    (of $36,610) ...............................        13,492         --         13,492         --         13,492         --
                                                   -----------  -----------  -----------  -----------  -----------  -----------


       NET INCOME ..............................   $   155,833  $   186,782  $   484,475  $   510,041  $   636,757  $   641,884
                                                   ===========  ===========  ===========  ===========  ===========  ===========


SHARES OF COMMON STOCK OUTSTANDING:
  End of Period ................................   240,834,130  244,697,930  240,834,130  244,697,930  240,834,130  244,697,930
  Average for Period ...........................   243,114,349  244,697,930  244,166,217  244,697,930  244,299,871  244,697,930


EARNINGS PER AVERAGE SHARE:
  Income From Continuing Operations ............   $      0.57  $      0.77  $      1.88  $      2.09  $      2.36  $      2.61
  Income (Loss) From Discontinued Operations ...          0.01        (0.01)        0.04        (0.01)        0.19         0.01
  Gain on Disposal of Discontinued Operations ..          0.06          --          0.06         --           0.06          --
                                                   -----------  -----------  -----------  -----------  -----------  -----------

       NET INCOME ..............................   $      0.64  $      0.76  $      1.98  $      2.08  $      2.61  $      2.62
                                                   ===========  ===========  ===========  ===========  ===========  ===========

DIVIDENDS PAID PER SHARE OF COMMON STOCK .......   $      0.54  $      0.54  $      1.62  $      1.62  $      2.16  $      2.16
                                                   ===========  ===========  ===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)


                                                                          September 30,      September 30,      December 31,
ASSETS                                                                        1996               1995              1995
                                                                        ----------------   ----------------  ----------------
UTILITY PLANT - Original cost:
  Electric .....................................................        $     13,291,672   $     12,983,167  $     13,095,103
  Gas ..........................................................               2,520,555          2,413,673         2,442,572
  Common .......................................................                 532,763            531,024           517,104
                                                                        ----------------   ----------------  ----------------
       Total ...................................................              16,344,990         15,927,864        16,054,779
  Less: Accumulated Depreciation and Amortization ..............               5,823,881          5,324,903         5,440,414
                                                                        ----------------   ----------------  ----------------
       Net .....................................................              10,521,109         10,602,961        10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
   $289,198, $345,412 and $297,435, respectively ..............                  189,735            162,776           180,018
                                                                        ----------------   ----------------  ----------------
       Net Utility Plant in Service ............................              10,710,844         10,765,737        10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - $85,290, $122,368 and $104,743, respectively .....                 433,133            367,566           369,082
  Plant Held for Future Use ....................................                  23,966             23,966            23,966
                                                                        ----------------   ----------------  ----------------
       Net Utility Plant .......................................              11,167,943         11,157,269        11,187,431
                                                                        ----------------   ----------------  ----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS:
 Long-Term Investments, net of accumulated amortization -
   $11,275, $4,585 and $6,009, respectively .....................              1,889,840          1,757,811         1,808,368
 Real Estate Property and Equipment, net of accumulated
  depreciation - $5,897, $5,151 and $6,267, respectively .......                  66,266             90,372            89,350
 Other Plant, net of accumulated depreciation and amortization
  - $7,348, $6,128 and $6,531, respectively ....................                  39,086             28,202            27,997
 Nuclear Decommissioning and Other Special Funds ...............                 342,956            292,405           313,178
 Other Assets - net ............................................                   7,501              8,777             3,241
                                                                        ----------------   ----------------  ----------------
       Total Investments and Other Noncurrent Assets ...........               2,345,649          2,177,567         2,242,134
                                                                        ----------------   ----------------  ----------------
CURRENT ASSETS:
  Cash and Cash Equivalents ....................................                 454,216             64,821            61,964
  Accounts Receivable:
    Customer Accounts Receivable ...............................                 437,187            405,555           525,404
    Other Accounts Receivable ..................................                 160,565            156,529           200,693
    Less: Allowance for Doubtful Accounts                                         37,427             38,578            37,641
  Unbilled Revenues ............................................                 159,871            127,590           246,876
  Fuel, at average cost ........................................                 305,600            311,776           253,360
  Materials and Supplies, net of inventory valuation reserves -
    $17,761, $18,200 and $20,100, respectively .................                 148,245            143,689           143,741
  Prepaid Gross Receipts Taxes - net ...........................                 146,406            165,342              --
  Deferred Income Taxes ........................................                  25,952             27,489            27,571
  Miscellaneous Current Assets .................................                  48,036             46,800            40,464
  Net Assets of Discontinued Operations ........................                    --              341,284           365,905
                                                                        ----------------   ----------------  ----------------
       Total Current Assets ....................................               1,848,651          1,752,297         1,828,337
                                                                        ----------------   ----------------  ----------------
DEFERRED DEBITS:
  Property Abandonments - net ..................................                  56,279             74,742            70,120
  Oil and Gas Property Write-Down ..............................                  32,213             37,367            36,078
  Unamortized Debt Expense .....................................                 141,893            126,275           123,833
  Deferred OPEB Costs ..........................................                 233,159            174,706           167,189
  Underrecovered Electric Energy and Gas Costs - net ...........                 203,306            173,270           170,565
  Unrecovered Environmental Costs (Note 4) .....................                 122,358            132,634           130,070
  Unrecovered Plant and Regulatory Study Costs .................                  34,357             35,285            35,150
  Unrecovered SFAS 109 Deferred Income Taxes ...................                 763,243            778,642           769,136
  Deferred Decontamination and Decommissioning Costs ...........                  46,554             49,742            49,872
  Other ........................................................                  42,755              9,313             5,826
                                                                        ----------------   ----------------  ----------------
       Total Deferred Debits ...................................               1,676,117          1,591,976         1,557,839
                                                                        ----------------   ----------------  ----------------
                               Total ...........................        $     17,038,360   $     16,679,109  $     16,815,741
                                                                        ================   ================  ================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)



                                                                            September 30,       September 30,      December 31,
CAPITALIZATION AND LIABILITIES                                                  1996                1995              1995
                                                                           ----------------   ---------------   ---------------
CAPITALIZATION:
  Common Equity:
    Common Stock ......................................................    $      3,741,152   $     3,801,157   $     3,801,157
    Retained Earnings .................................................           1,674,690         1,616,077         1,636,222
                                                                           ----------------   ---------------   ---------------
       Total Common Equity ............................................           5,415,842         5,417,234         5,437,379
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption ......................             113,392           384,994           324,994
    Preferred Stock With Mandatory Redemption .........................             150,000           150,000           150,000
    Company-Obligated Mandatorily Redeemable Preferred Securities of
       a Partnership holding solely PSE&G Debentures ..................             210,000           210,000           210,000
    Company-Obligated Mandatorily Redeemable Preferred Securities of
      of a Subsidiary Trust holding solely PSE&G Debentures (QUIPS) ...             208,000              --                --
  Long-Term Debt ......................................................           4,796,539         5,182,453         5,189,791
                                                                           ----------------   ---------------   ---------------
       Total Capitalization ...........................................          10,893,773        11,344,681        11,312,164
                                                                           ----------------   ---------------   ---------------
OTHER LONG-TERM LIABILITIES:
  Decontamination, Decommissioning, and Low Level Radwaste
    Costs .............................................................              46,631            55,630            50,449
  Environmental Costs (Note 4).........................................              87,269           103,412            96,272
  Capital Lease Obligations ...........................................              52,564            53,283            53,111
                                                                           ----------------   ---------------   ---------------
       Total Other Long-Term Liabilities ..............................             186,464           212,325           199,832
                                                                           ----------------   ---------------   ---------------
CURRENT LIABILITIES:
  Long-Term Debt due within one year ..................................             389,475             2,000            61,060
  Commercial Paper and Loans ..........................................             643,691           633,283           567,316
  Book Overdrafts .....................................................             135,445            61,655            70,014
  Accounts Payable ....................................................             445,589           381,863           549,593
  Other Taxes Accrued .................................................              78,493            59,995            30,816
  Interest Accrued ....................................................             104,012           119,736           108,245
  Provision for Rate Refunds .....................................                  101,210            18,310            13,810
  Estimated Liability for Vacation Pay ................................              28,168            32,235            17,089
  Customer Deposits ...................................................              32,276            32,810            32,785
  Liability for Injuries and Damages ..................................              32,304            36,090            38,141
  Miscellaneous Environmental Liabilities .............................              17,602            16,652            16,954
  Other ...............................................................              37,752            27,006            42,203
                                                                           ----------------   ---------------   ---------------
       Total Current Liabilities ......................................           2,046,017         1,421,635         1,548,026
                                                                           ----------------   ---------------   ---------------
DEFERRED CREDITS:
  Accumulated Deferred Income Taxes ...................................           3,191,290         3,029,739         3,083,433
  Accumulated Deferred Investment Tax Credits .........................             377,315           397,429           392,317
  Deferred OPEB Costs .................................................             233,159           174,706           167,189
  Other ...............................................................             110,342            98,594           112,780
                                                                           ----------------   ---------------   ---------------
       Total Deferred Credits .........................................           3,912,106         3,700,468         3,755,719
                                                                           ----------------   ---------------   ---------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)                                        --                --                --
                                                                           ----------------   ---------------   ---------------
       Total ..........................................................    $     17,038,360   $    16,679,109   $    16,815,741
                                                                           ================   ===============   ===============

                                         PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Thousands of Dollars)


                                                                          Nine Months Ended                Twelve Months Ended
                                                                            September 30,                     September 30,
                                                                    -------------------------------------------------------------
                                                                         1996             1995           1996            1995
                                                                    --------------   -------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................   $      484,475   $     510,041   $    636,757    $    641,884
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................          454,374         442,185        609,155         583,957
    Amortization of Nuclear Fuel ................................           42,821          62,878         54,971          86,159
    (Deferral) Recovery of Electric Energy and Gas Costs - net ..          (32,741)           (707)       (30,036)         38,513
    Unrealized Gains on Investments - net .......................          (19,368)        (32,117)       (33,919)        (46,958)
    Provision for Deferred Income Taxes - net ...................           25,064         109,472         49,497          37,986
    Investment Tax Credits - net ................................          (15,002)        (15,037)       (20,114)        (20,198)
    Allowance for Funds Used During Construction - Debt and
      Equity and Capitalized Interest ...........................          (12,799)        (32,522)       (18,441)        (49,846)
    Proceeds from Leasing Activities ............................           57,916           9,859         85,709          28,177
    Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and Unbilled
      Revenues ..................................................          215,136         115,808        (69,849)        (74,053)
    Net (increase) decrease in Inventory - Fuel and Materials and
      Supplies ..................................................          (56,744)        (39,775)         1,620           9,463
    Net (decrease) increase in Accounts Payable .................         (104,004)        (40,693)        63,726          57,207
    Net change in Prepaid/Accrued Taxes .........................          (98,729)       (145,847)        37,434         (18,228)
    Net change in Other Current Assets and Liabilities ..........           78,144              41         70,786          53,016
    Other .......................................................          (24,984)         88,151         (7,988)        137,919
    Net cash provided by operating activities - Discontinued
      Operations ................................................           53,622          91,305         65,924          99,065
                                                                     -------------   -------------   ------------   -------------
       Net Cash provided by operating activities ................        1,047,181       1,123,042      1,495,232       1,564,063
                                                                     -------------   -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC ....................        (428,198)       (475,088)       (602,993)       (773,545)
  Net (increase) decrease in Long-Term Investments and Real
    Estate ......................................................         (14,322)        (51,105)        (29,591)         34,421
  Increase in  Decommissioning Funds and Other Special Funds,
   excluding interest                                                     (17,699)        (50,604)        (33,542)        (57,992)
  Cost of Plant Removal - net ...................................         (19,840)        (21,528)        (27,986)        (33,624)
  Other .........................................................         (15,196)        (32,787)        (26,011)        (21,184)
  Change in Net Assets - Discontinued Operations ..                      (395,134)       (116,801)       (432,057)       (137,010)
  Net Proceeds from the Sale of Discontinued Operations                   707,417            --           707,417            --
                                                                    -------------   -------------    ------------   -------------
       Net cash used in investing activities ....................        (182,972)       (747,913)       (444,763)       (988,934)
                                                                    -------------   -------------    ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ...............................          76,375         231,524         10,408          70,618
  Increase (decrease) in Book Overdrafts ........................          65,431         (24,921)        73,790          10,955
  Issuance of Long-Term Debt ....................................         370,005         100,000        426,325         197,555
  Redemption of Long-Term Debt ..................................        (434,842)       (335,769)      (424,764)       (426,002)
  Long-Term Debt Issuance and Redemption Costs ..................         (39,312)         (8,406)       (45,082)        (24,012)
  Redemption of Preferred Stock .................................        (211,602)           --         (271,602)        (75,000)
  Issuance of Preferred Securities ...............                        208,000          60,000        208,000         210,000
  Retirement of Common Stock                                             (104,536)           --         (104,536)           --
  Cash Dividends Paid on Common Stock ...........................        (394,944)       (396,411)      (527,081)       (528,548)
  Other .........................................................          (6,532)         (1,814)        (6,532)         (7,564)
                                                                    -------------   -------------    -----------   -------------
       Net cash used in financing activities ....................        (471,957)       (375,797)      (661,074)       (571,998)
                                                                    -------------   -------------    -----------   -------------

Net  increase (decrease) in Cash and Cash Equivalents ...........         392,252            (668)       389,395           3,131
Cash and Cash Equivalents at Beginning of Period ................          61,964          65,489         64,821          61,690
                                                                    -------------   -------------    -----------   -------------
Cash and Cash Equivalents at End of Period ......................   $     454,216   $      64,821    $   454,216   $      64,821
                                                                    =============   =============    ===========   =============

Income Taxes Paid ...............................................   $     111,927   $     154,228    $   143,075   $     182,963
Interest Paid ...................................................   $     353,368   $     323,701    $   510,931   $     450,120

See Notes to Consolidated Financial Statements.

                                       PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                  (Thousands of Dollars)



                                            Three Months Ended                 Nine Months Ended              Twelve Months Ended
                                               September 30,                     September 30,                    September 30,
                                         --------------------------      ----------------------------     -------------------------
                                              1996         1995               1996           1995              1996         1995
                                         ------------   -----------      -------------   ------------     ------------  -----------
Balance at Beginning of Period ......    $  1,694,058   $  1,563,246     $   1,636,222   $  1,504,261     $  1,616,077  $ 1,510,305
Add:
Net Income ..........................         155,833        186,782           484,475        510,041          636,757      641,884
                                          -----------   ------------      ------------   ------------     ------------  -----------

Total                                       1,849,891      1,750,028         2,120,697      2,014,302        2,252,834    2,152,189
                                          -----------   ------------      ------------   ------------     ------------  -----------


Deduct:
  Cash Dividends on Common Stock ....         130,670        132,137           394,944        396,411          527,081      528,548
  Retirement of Common Stock ........          44,531           --              44,531           --             44,531         --
  Capital Securities Expenses .......            --            1,814             6,532          1,814            6,532        7,564
                                          -----------    -----------      ------------   ------------     ------------  -----------
       Total Deductions .............         175,201        133,951           446,007        398,225          578,144      536,112
                                          -----------   ------------      ------------   ------------     ------------  -----------

Balance at End of Period ............     $ 1,674,690   $  1,616,077      $  1,674,690   $  1,616,077     $  1,674,690  $ 1,616,077
                                          ===========   ============      ============   ============     ============  ===========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)



                                             Three Months Ended               Nine Months Ended               Twelve Months Ended
                                                September 30,                   September 30,                    September 30,
                                         -------------------------------------------------------------------------------------------
                                            1996           1995              1996          1995             1996             1995
                                         -----------    -----------     -----------     -----------     -----------     ------------
OPERATING REVENUES:
  Electric ............................  $ 1,054,599    $ 1,179,373     $ 3,000,895     $ 3,090,656     $ 3,931,081     $ 3,961,985
  Gas .................................      214,848        201,631       1,309,438       1,105,299       1,890,542       1,594,157
                                         -----------    -----------     -----------     -----------     -----------     -----------

       Total Operating Revenues .......    1,269,447      1,381,004       4,310,333       4,195,955       5,821,623       5,556,142

OPERATING EXPENSES:
Operation:
  Fuel for Electric Generation and
    Net Interchanged Power ............      253,880        264,599         685,927         682,923         894,786         863,851
  Gas Purchased and Materials for
    Gas Produced ......................      140,085        115,336         783,321         625,540       1,119,320         900,318
  Other ...............................      221,453        232,051         702,442         678,652         973,190         982,347
Maintenance ...........................       62,450         76,205         245,106         208,288         349,428         293,809
Depreciation and Amortization .........      150,180        146,019         452,094         437,887         605,321         578,593
Taxes:
  Federal Income Taxes ................       59,926        107,677         203,540         263,537         261,436         284,373
  New Jersey Gross Receipts Taxes .....      132,922        139,363         452,337         455,426         609,872         585,454
  Other ...............................       20,586         19,229          63,404          60,139          74,170          77,184
                                         -----------    -----------     -----------     -----------     -----------     -----------

       Total Operating Expenses .......    1,041,482      1,100,479       3,588,171       3,412,392       4,887,523       4,565,929
                                         -----------    -----------     -----------     -----------     -----------     -----------

OPERATING INCOME ......................      227,965        280,525         722,162         783,563         934,100         990,213

OTHER INCOME:
  Allowance for Funds Used During
    Construction - Equity .............         --            1,329            --             4,598             726          11,901
  Miscellaneous - net .................       (1,928)         2,946             553           6,296           1,985           7,929
                                         -----------    -----------     -----------     -----------     -----------      ----------

       Total Other Income .............       (1,928)         4,275             553          10,894           2,711          19,830
                                         -----------    -----------     -----------     -----------     -----------      ----------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES .....      226,037        284,800         722,715         794,457         936,811       1,010,043

INTEREST CHARGES:
  Long-Term Debt ......................       83,884         87,844         259,505         270,946         346,143         364,002
  Short-Term Debt .....................        7,433          7,600          19,799          14,383          26,156          19,716
  Other ...............................        7,954          8,652          22,559          22,195          28,909          27,113

       Total Interest Charges .........       99,271        104,096         301,863         307,524         401,208         410,831

  Allowance for Funds Used During
    Construction - Debt ...............       (4,117)        (7,725)        (11,879)        (26,724)        (16,099)        (35,601)
                                         -----------    -----------     -----------     -----------     -----------      ----------

       Net Interest Charges ...........       95,154         96,371         289,984         280,800         385,109         375,230

    Preferred Securities Dividend
       Requirement ....................        9,144          3,551          18,575          10,583          23,656          12,263
                                         -----------    -----------     -----------     -----------     -----------      ----------

       NET INCOME .....................      121,739        184,878         414,156         503,074         528,046         622,550
                                         -----------    -----------     -----------     -----------     -----------      ----------
    Preferred Stock Dividend
      Requirements ....................        4,085          8,682          19,074          26,044          26,792          35,943

  Preferred Stock Redemption Premium ..         --             --            18,493            --            18,019            --
                                         -----------    -----------     -----------     -----------     -----------      ----------

EARNINGS AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED .........  $   117,654    $   176,196     $   413,575     $   477,030     $   519,273     $   586,607
                                         ===========    ===========     ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                     September 30,        September 30,        December 31,
ASSETS                                                                   1996                 1995                1995
                                                                   -----------------    -----------------   -----------------
UTILITY PLANT - Original cost:
  Electric .....................................................   $      13,291,672    $      12,983,167   $      13,095,103
  Gas ..........................................................           2,520,555            2,413,673           2,442,572
  Common .......................................................             532,763              531,024             517,104
                                                                   -----------------    -----------------   -----------------
       Total ...................................................          16,344,990           15,927,864          16,054,779
  Less: Accumulated Depreciation and Amortization ..............           5,823,881            5,324,903           5,440,414
                                                                   -----------------    -----------------   -----------------
       Net .....................................................          10,521,109           10,602,961          10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
    $289,198, $345,412 and $297,435, respectively ..............             189,735              162,776             180,018
                                                                   -----------------    -----------------   -----------------
       Net Utility Plant in Service ............................          10,710,844           10,765,737          10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - $85,290, $122,368 and $104,743, respectively .....             433,133              367,566             369,082
  Plant Held for Future Use ....................................              23,966               23,966              23,966
                                                                   -----------------    -----------------   -----------------
       Net Utility Plant .......................................          11,167,943           11,157,269          11,187,431
                                                                   -----------------    -----------------   -----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS:
  Long-Term Investments, net of accumulated amortization -
    $11,275, $4,585 and $6,009, respectively ...................             151,540               98,260             119,474
  Nuclear Decommissioning and Other Special Funds ..............             342,956              292,405             313,178
  Other Plant, net of accumulated depreciation and
    amortization - $1,991, $1,882 and $1,905, respectively .....              25,116               24,970              24,976
                                                                   -----------------    -----------------   -----------------
       Total Investments and Other Noncurrent Assets ...........             519,612              415,635             457,628
                                                                   -----------------    -----------------   -----------------
CURRENT ASSETS:
  Cash and Cash Equivalents ....................................              23,136               30,247              32,373
  Accounts Receivable:
    Customer Accounts Receivable ...............................             437,187              405,555             525,404
    Other Accounts Receivable ..................................             108,763              118,198             156,413
    Less: Allowance for Doubtful Accounts ......................              37,427               38,578              37,641
  Accounts Receivable - Associated Companies ...................                --                    151                --
  Unbilled Revenues ............................................             159,871              127,590             246,876
  Fuel, at average cost ........................................             305,600              311,776             253,360
  Materials and supplies, net of inventory valuation
    reserves - $17,761, $18,200 and $20,100, respectively ......             148,245              143,689             143,741
  Prepaid Gross Receipts Taxes - net ...........................             146,406              165,342                --
  Deferred Income Taxes ........................................              25,952               27,489              27,571
  Miscellaneous Current Assets .................................              44,301               45,109              37,130
                                                                   -----------------    -----------------   -----------------
       Total Current Assets ....................................           1,362,034            1,336,568           1,385,227
                                                                   -----------------    -----------------   -----------------
DEFERRED DEBITS:
  Property Abandonments - net ..................................              56,279               74,742              70,120
  Oil and Gas Property Write-Down ..............................              32,213               37,367              36,078
  Unamortized Debt Expense .....................................             140,307              124,308             122,049
  Deferred OPEB Costs ..........................................             233,159              174,706             167,189
  Underrecovered Electric Energy and Gas Costs - net ...........             203,306              173,270             170,565
  Unrecovered Environmental Costs (Note 4)......................             122,358              132,634             130,070
  Unrecovered Plant and Regulatory Study Costs .................              34,357               35,285              35,150
  Deferred Decontamination and Decommissioning Costs............              46,554               49,742              49,872
  Unrecovered SFAS 109 Deferred Income Taxes ...................             763,243              778,642             769,136
  Other ........................................................              37,244                9,313               5,700
                                                                   -----------------    -----------------   -----------------
       Total Deferred Debits ...................................           1,669,020            1,590,009           1,555,929
                                                                   -----------------    -----------------   -----------------
Total ..........................................................   $      14,718,609    $      14,499,481   $      14,586,215
                                                                   =================    =================   =================

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                            September 30,      September 30,       December 31,
CAPITALIZATION AND LIABILITIES                                                  1996               1995               1995
                                                                          ---------------    ---------------    --------------
CAPITALIZATION
  Common Equity:
    Common Stock ......................................................   $     2,563,003    $     2,563,003    $    2,563,003
    Contributed Capital from Enterprise ...............................           594,395            534,395           594,395
    Retained Earnings .................................................         1,387,609          1,380,368         1,365,166
                                                                          ---------------    ---------------    --------------
       Total Common Equity ............................................         4,545,007          4,477,766         4,522,564

 Subsidiaries' Preferred Securities:
    Preferred Stock without mandatory redemption ......................           113,392            384,994           324,994
    Preferred Stock with mandatory redemption .........................           150,000            150,000           150,000
    Company-Obligated Mandatorily Redeemable Preferred Securities of
       a Partnership holding solely PSE&G Debentures ..................           210,000            210,000           210,000
    Company-Obligated Mandatorily Redeemable Preferred Securities
      of a Subsidiary Trust holding solely PSE&G Debentures (QUIPS) ...           208,000               --                --
  Long-Term Debt ......................................................         4,293,202          4,585,543         4,586,268
                                                                          ---------------    ---------------    --------------
       Total Capitalization ...........................................         9,519,601          9,808,303         9,793,826
                                                                          ---------------    ---------------    --------------
OTHER LONG-TERM LIABILITIES:
  Decontamination, Decommissioning, and Low Level Radwaste
    Costs .............................................................            46,631             55,630            50,449
  Environmental Costs (Note 4).........................................            87,269            103,412            96,272
  Capital Lease Obligations ...........................................            52,564             53,283            53,111
                                                                          ---------------     --------------    --------------
       Total Other Long-Term Liabilities ..............................           186,464            212,325           199,832
                                                                          ---------------     --------------    --------------
CURRENT LIABILITIES:
  Long-Term Debt due within one year ..................................           250,000              2,000              --
  Commercial Paper and Loans ..........................................           643,691            633,283           567,316
  Book Overdrafts .....................................................           135,445             61,655            70,014
  Accounts Payable ....................................................           364,880            320,212           481,632
  Accounts Payable - Associated Companies .............................            22,662               --               8,011
  Other Taxes Accrued .................................................            36,011             38,235            32,767
  Interest Accrued ....................................................            84,073             93,709            95,811
  Provision for Rate Refunds ..........................................           101,210             18,310            13,810
  Estimated Liability for Vacation Pay ................................            28,168             32,235            17,089
  Customer Deposits ...................................................            32,276             32,810            32,785
  Liability for Injuries and Damages ..................................            32,304             36,090            38,141
  Miscellaneous Environmental Liabilities .............................            17,602             16,652            16,954
  Other ...............................................................            33,160             23,826            36,941
                                                                          ---------------     --------------     -------------
       Total Current Liabilities ......................................         1,781,482          1,309,017         1,411,271
                                                                          ---------------     --------------     -------------
DEFERRED CREDITS:
  Accumulated Deferred Income Taxes ...................................         2,535,867          2,526,135         2,535,603
  Accumulated Deferred Investment Tax Credits .........................           356,381            375,458           370,610
  Deferred OPEB Costs .................................................           233,159            174,706           167,189
  Other ...............................................................           105,655             93,537           107,884
                                                                          ---------------     --------------     -------------
       Total Deferred Credits .........................................         3,231,062          3,169,836         3,181,286
                                                                          ---------------     --------------     -------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)                                      --                 --                --
                                                                          ---------------     --------------     -------------
       Total ..........................................................   $    14,718,609     $   14,499,481     $  14,586,215
                                                                          ===============     ==============     =============



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                           Nine Months Ended                Twelve Months Ended
                                                                              September 30,                     September 30,
                                                                       -----------------------------------------------------------
                                                                           1996           1995           1996            1995
                                                                       ------------  -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ....................................................      $    414,156  $     503,074    $   528,046    $    622,550
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ...............................           452,094        437,887        605,321         578,593
    Amortization of Nuclear Fuel ................................            42,821         62,878         54,971          86,159
    (Deferral) Recovery of Electric Energy and Gas Costs - net ..           (32,741)          (707)       (30,036)         38,513
    Provision for Deferred Income Taxes - net ...................             6,157         60,347         25,131          49,310
    Investment Tax Credits - net ................................           (14,229)       (14,263)       (19,077)        (19,165)
    Allowance for Funds Used During Construction - Debt and
      Equity ....................................................           (11,879)       (31,322)       (16,825)        (47,502)
  Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and Unbilled
      Revenues ..................................................           222,659        136,116        (56,226)        (62,348)
    Net (increase) decrease in Inventory - Fuel and Materials
      and Supplies ..............................................           (56,744)       (39,775)         1,620           9,463
    Net (decrease) increase in Accounts Payable .................          (102,101)       (66,470)        67,330          17,892
    Net change in Prepaid/Accrued Taxes .........................          (143,162)      (163,137)         8,904         (31,975)
    Net change in Other Current Assets and Liabilities ..........            71,710        (15,704)        85,314          41,167
  Other .........................................................           (19,964)        79,507         (5,482)        110,993
                                                                       ------------   ------------   ------------   -------------
       Net cash provided by operating activities ................           828,777        948,431      1,248,991       1,393,650
                                                                       ------------  -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Utility Plant, excluding AFDC ....................          (428,198)      (475,088)      (602,993)       (773,545)
  Net (increase) decrease in Long-Term Investments ..............           (36,719)       (39,595)       (62,313)         45,385
  Increase in Nuclear Decommissioning and Other Special Funds,
    excluding interest ..........................................           (17,699)       (50,604)       (33,542)        (57,992)
  Cost of Plant Removal - net ...................................           (19,840)       (21,528)       (27,986)        (33,624)
  Other .........................................................              (140)           865           (146)          2,647
                                                                       ------------  -------------   ------------   -------------
       Net cash used in investing activities ....................          (502,596)      (585,950)      (726,980)       (817,129)
                                                                       ------------  -------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Short-Term Debt ...............................            76,375        231,524         10,408          70,618
  Increase (decrease) in Book Overdrafts ........................            65,431        (24,921)        73,790          (1,132)
  Issuance of Long-Term Debt ....................................           370,005        100,000        426,325         197,555
  Redemption of Long-Term Debt ..................................          (413,072)      (309,444)      (470,667)       (406,583)
  Long-Term Debt Issuance and Redemption Costs ..................           (38,842)        (7,733)       (44,571)        (22,364)
  Redemption of Preferred Stock .................................          (211,602)          --         (271,602)        (75,000)
  Net Gain on Preferred Stock Redemptions .......................            18,493           --           18,019            --
  Issuance of Preferred Securities ...............                          208,000         60,000        208,000         210,000
  Contributed Capital                                                          --             --           60,000            --
  Cash Dividends Paid ...........................................          (403,674)      (407,344)      (532,292)       (543,943)
  Other .........................................................            (6,532)        (1,814)        (6,532)         (7,564)
                                                                       ------------  -------------   ------------   -------------
       Net cash used in financing activities ....................          (335,418)      (359,732)      (529,122)       (578,413)
                                                                       ------------  -------------   ------------   -------------

  Net (decrease) increase in Cash and Cash Equivalents ..........            (9,237)         2,749         (7,111)         (1,892)
  Cash and Cash Equivalents at Beginning of Period ..............            32,373         27,498         30,247          32,139
                                                                       ------------  -------------   ------------   -------------
  Cash and Cash Equivalents at End of Period ....................      $     23,136  $      30,247   $     23,136   $      30,247
                                                                       ============  =============   ============   =============

  Income Taxes Paid .............................................      $    163,179  $     242,365   $    200,687   $     272,977
  Interest Paid .................................................      $    295,207  $     275,210   $    419,507   $     365,727

See Notes to Consolidated Financial Statements.

                                         PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                  (Thousands of Dollars)



                                            Three Months Ended                Nine Months Ended              Twelve Months Ended
                                               September 30,                    September 30,                   September 30,
                                         -------------------------      -----------------------------    --------------------------
                                            1996           1995             1996             1995            1996           1995
                                         -----------   -----------      ------------     ------------    ------------   -----------
Balance at Beginning of
  Period ...........................     $ 1,398,155   $ 1,331,535      $  1,365,166     $  1,286,452    $  1,380,368   $ 1,309,325
Add:
  Net Income .......................         121,739       184,878           414,156          503,074         528,046       622,550
                                         -----------   -----------      ------------     ------------    ------------   -----------

     Total .........................       1,519,894     1,516,413         1,779,322        1,789,526       1,908,414     1,931,875
                                         -----------   -----------      ------------     ------------    ------------   -----------

Deduct Cash Dividends:
  Preferred Stock, at
  required rates ...................           4,085         8,682            19,074           26,044          26,792        35,943
  Common Stock .....................         128,200       125,549           384,600          381,300         505,500       508,000
Capital Securities Expenses ........            --           1,814             6,532            1,814           6,532         7,564
                                         -----------   -----------      ------------     ------------    ------------   -----------

            Total Deductions .......         132,285       136,045           410,206          409,158         538,824       551,507
                                         -----------   -----------      ------------     ------------    ------------   -----------

Net Gain on Preferred Stock
 Redemptions .......................            --            --              18,493             --            18,019          --
                                         -----------   -----------      ------------     ------------    ------------   -----------

Balance at End of Period ...........     $ 1,387,609   $ 1,380,368      $  1,387,609     $  1,380,368    $  1,387,609   $ 1,380,368
                                         ===========   ===========      ============     ============    ============   ===========


See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These financial statements and notes thereto should be read in conjunction with the respective Registrant's Notes contained in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996 and the 1995 Annual Report on Form 10-K. The Notes contained herein update and supplement matters discussed in such Quarterly Reports and the 1995 Annual Report on Form 10-K.

         The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2.  Discontinued Operations

         On July 1, 1996, Enterprise Diversified Holdings Incorporated (EDHI), a subsidiary of Public Service Enterprise Group Incorporated (Enterprise), entered into a contract for the sale of Energy Development Corporation (EDC) to Samedan Oil Corporation, a subsidiary of Noble Affiliates, Inc., for an aggregate purchase price of $779 million subject to various purchase price adjustments. As a result, certain financial information previously issued has been restated herein to give effect to the classification of EDC as discontinued operations. The sale, which was completed on July 31, 1996, resulted in an after-tax gain of approximately $13.5 million.

         Operating results of EDC for the three, nine and twelve months ended September 30, 1996 and 1995 are summarized in the following table:


                                 Three Months Ended           Nine Months Ended             Twelve Months Ended
                                   September 30,                September 30,                  September 30,
(Thousands)                       1996          1995           1996           1995            1996           1995
                                ----------    ----------    -----------    -----------     -----------    -----------
Revenues ....................   $     --      $ 49,719      $ 126,259      $ 152,613       $ 221,647      $ 203,723
Operating income ............         --          (803)        22,457         10,519          70,591         18,176
Earnings (losses) before
    income taxes ............         --        (2,438)         9,062         (3,401)         65,762           (834)
Income taxes ................     (2,992)         (263)        (1,684)        (1,583)         18,162         (3,147)
Net income (loss) ...........      2,992        (2,175)        10,746         (1,818)         47,600          2,313

         The net assets of EDC included in Enterprise's Consolidated Balance Sheets at September 30 and December 31, 1995 are summarized in the following table:

                                             September 30,      December 31,
(Thousands)                                     1995               1995
                                          ---------------     --------------
Property ...............................  $       588,237     $      608,015
Current assets, primarily receivables ..           49,464             90,986
Other assets ...........................           64,466             56,836
Current liabilities ....................           50,906             62,204
Debt ...................................          305,121            311,821
Deferred credits and other liabilities .            4,856             15,907
Net assets .............................  $       341,284     $      365,905

Note 3.  Rate Matters

Alternative Rate Plan

         On August 26, 1996, in response to the important electric industry restructuring issues and policy decisions currently being addressed within the Phase II proceeding of the New Jersey Energy Master Plan (Master Plan) proceedings, PSE&G petitioned the New Jersey Board of Public Utilities (BPU) to place its "New Jersey Partners in Power" Plan (Plan) on inactive status pending completion of the Phase II proceeding. The BPU is expected to issue a final decision on Phase II of the Master Plan early in 1997. PSE&G recognized that many of the issues being decided in the Master Plan parallel the issues that have been raised in PSE&G's Plan, as well as the importance of having the elements of the Plan in line with the direction of the Master Plan, which will define the structure of New Jersey's energy marketplace. On September 5, 1996, the BPU approved PSE&G's request and placed the Plan on inactive status for a period of six months. PSE&G must advise the BPU of its intent to go forward, withdraw, or modify the Plan on or before February 5, 1997.

Proposed Settlement of Certain Regulatory Issues

         On October 23, 1996, PSE&G, the staff of the BPU (Staff) and the New Jersey Division of Ratepayer Advocate (Ratepayer Advocate) agreed upon the resolution of three regulatory issues which had been pending in proceedings before the BPU, including the "used and usefulness" of Salem Nuclear Units 1 and
2. Under the proposed Settlement Agreements (Agreements), which require approval of the BPU, PSE&G would provide electric customers with bill credits totaling $83.9 million in January and February 1997 and would forego recovery of $12 million associated with energy costs that have been deferred. The Agreements resulted in an earnings loss of $62.3 million or 26 cents per share of Enterprise common stock. Of the total, $3.3 million or 1 cent per share had been previously recorded, and the remaining $59.0 million or 25 cents per share was recorded in the third quarter of 1996. The Agreements would be effective through December 31, 1998. In addition to the settlement of the regulatory issues, PSE&G agreed to create a $30 million economic development fund and support certain customer assistance programs.

         Under the first of the three Agreements, Salem Nuclear Units 1 and 2 would continue in base rates without being subject to further refund. In addition, PSE&G would assume all nuclear and fossil generating fuel and performance risks, including replacement power costs associated with the Salem, Hope Creek and Peach Bottom Nuclear Stations from January 1, 1996 through December 31, 1998. As a result of PSE&G's assumption of these risks, the BPU's Nuclear Performance Standard (NPS) (see Note 4, Commitments and Contingent Liabilities) would not apply during the period of January 1, 1996 through December 31, 1998. In addition, the energy component of PSE&G's levelized energy adjustment charge (LEAC) would be fixed at its existing level, assuring PSE&G's customers of no increase in this rate until at least January 1999.

         The Agreement resolving the "used and useful" issue has seven key elements. First, during January and February 1997, PSE&G would provide bill credits to electric customers of $77.5 million. Second, the energy component of PSE&G's LEAC, which recovers all LEAC costs except gas plant remediation, demand side management and nuclear decommissioning, would be fixed at its current level. From January 1, 1997 through December 31, 1998, any revenue and costs related to the energy component of the LEAC would be treated as revenue and expense. In addition, from January 1, 1997 through December 31, 1998, PSE&G would have the opportunity to reduce its deferred LEAC energy balance as of December 31, 1996. Any underrecovered or overrecovered balance existing on December 31, 1998 would not be considered in any LEAC review subsequent to that date. Third, there would be no further regulatory action regarding the "used and useful" issue through December 31, 1998. Fourth, the NPS would not apply to PSE&G from January 1, 1996 through December 31, 1998. Fifth, PSE&G would be permitted to defer costs associated with the buy-out or buy-down of cogeneration contracts during the Agreement period which would be reviewed in a future BPU proceeding. Sixth, the parties to the Agreement reserved the right to review, in PSE&G's next base rate proceeding, Salem-related capitalized costs incurred since base rates were last reviewed in 1992 as part of a rate case that was effective January 1, 1993. Finally, a new LEAC rate would be established after the settlement period, with PSE&G making a filing no later than November 1, 1998.

         In addition to the resolution of the Salem "used and useful" issue, the two other Agreements address separate long-standing issues that PSE&G has been litigating before the BPU. The first pertains to the recovery of certain replacement power costs associated with a 58-day outage at Salem Unit 1 in 1994. Under that Agreement, PSE&G would reduce its underrecovered LEAC balance by $7 million. The second pertains to the recovery of capacity costs associated with electric utility power purchases from cogeneration producers through December 31, 1998. Under that Agreement, PSE&G would provide bill credits to electric customers totaling $6.4 million during January and February 1997. In addition, it will reduce its underrecovered LEAC balance by $5 million.

         In addition to the above-referenced Agreements, PSE&G and the Ratepayer Advocate agreed on a commitment by PSE&G to provide financial assistance toward economic growth and development in New Jersey. This commitment, which runs through December 31, 1999, has four key elements. First, PSE&G will create a $30 million revolving economic development fund with emphasis on stimulating jobs and developing high technology projects in urban areas. Second, PSE&G will provide incentives to encourage local public housing authorities to replace up to 4,000 refrigerators a year. Third, PSE&G will commit $1 million to develop a fund to provide innovative assistance to low-income residents who are having difficulty paying energy bills. Finally, PSE&G will develop a computer system to assist low-income residents in identifying government and community programs for which they would be eligible to receive benefits.

         The "used and useful" Agreement will be the subject of a public hearing before the BPU on November 25, 1996. The three Agreements require BPU approval, as to which no assurance can be given.

Levelized Gas Adjustment Charge (LGAC)

         On July 30, 1996, PSE&G filed its 1996/97 LGAC petition with the BPU requesting that it be effective October 1, 1996 through December 31, 1997. PSE&G has requested the LGAC be modified so as to more closely track the market price of gas and avoid the distortions and dislocations resulting from the reflection of over and underrecoveries. The 1996/97 LGAC proposal requests that residential and certain other customer billings be converted from a levelized charge to one derived on a monthly basis. The requested change in the LGAC pricing is the same as the change in pricing for Large Volume Gas (LVG) and General Service Gas
(GSG) customers which was approved by the BPU in PSE&G's 1995/96 LGAC filing. In addition, there would be a cap of five cents per therm in the month to month change in the 1996/97 LGAC rate for all customer classes. PSE&G has also requested that the 1996/97 LGAC reflect a refund of approximately $14 million to LVG and GSG customers in the form of bill credits, stemming from over collections which occurred during the 1995/96 LGAC.

         On November 6, 1996, the BPU, in an oral decision, approved an approximate $80 million increase based upon a modified Interim Stipulation in the LGAC proceeding. The BPU did not approve PSE&G's 1996/1997 LGAC proposal that residential and certain other customer billings be converted from an annual levelized charge to one derived on a monthly basis. The monthly pricing methodology for LVG and GSG customers, with minor modifications, will continue. During the months of December 1996 and January 1997, approximately $14 million will be refunded through a bill credit to customers that purchased LVG or GSG service (excluding off-peak service) during the period January 1, 1996 through October 31, 1996. The refund is based on an overcollection of gas costs from those customer classes and will be apportioned based on those customers usage during that period. PSE&G, Staff and the Ratepayer Advocate have the right to revisit all issues in a Phase II proceeding. PSE&G cannot predict the outcome of such proceedings.

Remediation Adjustment Clause (RAC)

         On July 30, 1996, PSE&G petitioned the BPU for recovery of its Manufactured Gas Plant Remediation Program (Remediation Program) costs during the period August 1, 1995 through July 31, 1996. In 1993, the BPU approved a mechanism for such costs incurred since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries over a seven year period through PSE&G's LGAC and LEAC, with 60% charged to gas customers and 40% charged to electric customers. In accordance with the Interim LGAC Stipulation dated October 11, 1996, PSE&G is expected to recover $2.7 million from gas customers and $1.8 million from electric customers during the period November 1, 1996 through October 31, 1997 (See Note 4, Commitments and Contingent Liabilities).

Other Rate Matters

         On February 16, 1996, PSE&G filed for approval of its first Off Tariff Rate Agreement (OTRA). The OTRA is designed to consider prices, confidentially, contract duration, regulatory filing requirements and other standards as may be necessary for compliance with the law. On May 9, 1996, PSE&G filed a motion with the BPU to resolve issues regarding the confidentiality of certain terms of the OTRA. On June 19, 1996, the BPU issued an order denying PSE&G's request for confidential treatment and directed PSE&G to file, and thus make public, the information within five days. On June 21, 1996, PSE&G was granted a temporary order from the Appellate Division of the New Jersey Superior Court staying the June 19, 1996 BPU order requiring public disclosure of the information. On September 6, 1996, the BPU issued an order allowing this OTRA to go into effect, thus allowing the customer to receive the negotiated rate, pending the outcome of the Court decision on the confidentiality issue. By Order dated October 31, 1996, the Court affirmed the BPU's decision. PSE&G cannot predict what impact, if any, the OTRA may have on its financial position, results of operations, and net cash flows.

         On August 1, 1996, the BPU issued an Order of Inquiry which initiated a generic proceeding to resolve the regulatory and rate issues associated with Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". In this proceeding, the BPU will determine the appropriate level of recovery, necessary rate changes and the proper funding mechanism for these costs. On August 16, 1996, in accordance with the BPU's Order in this matter, PSE&G filed testimony responding to questions contained in the BPU's Generic Order. The Staff and the Ratepayer Advocate issued requests for information and have held several group discovery and settlement-type conferences with PSE&G and other affected utilities. In accordance with the BPU's Generic Order, upon the completion of the initial phase of this proceeding, the BPU will determine whether hearings in this matter are necessary. PSE&G cannot predict what action, if any, may be taken by the BPU on this matter or when final action may be completed.

         On September 19, 1996, PSE&G filed a petition with the BPU to establish an interim Competition Transition Charge (CTC). The CTC is designed to recover stranded costs which may result from a customer leaving PSE&G's system as a full requirements customer. If approved by the BPU as filed, this charge would apply to customers who, after September 19, 1996, commit to an alternate source of electric power while remaining physically located in PSE&G's electric franchise area. Further, this interim charge would be limited to customers with present billing demands in excess of 500KW. The proposed charge would be interim pending BPU resolution of the Master Plan Phase II proceeding which will address the stranded cost issue on a generic basis. PSE&G cannot predict what action the BPU may take with respect to the CTC petition.

Note 4.  Commitments and Contingent Liabilities

Nuclear Performance Standard

         The BPU has established an NPS for nuclear generating units owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest: Salem Units 1 and 2 - 42.59%; Hope Creek - 95%; and Peach Bottom Units 2 and 3 - 42.49%. PSE&G operates Salem and Hope Creek, while Peach Bottom is operated by PECO Energy, Inc. (PECO).

         The penalty/reward under the NPS is a percentage of replacement power costs (see table below).

Capacity Factor Range                                   Reward       Penalty
----------------------------------------------------    -------      -------

Equal to or greater than 75% .......................      30%          --
Equal to or greater than 65% and less than 75% .....     None         None
Equal to or greater than 55% and less than 65% .....      --           30%
Equal to or greater than 45% and less than 55% .....      --           40%
Equal to or greater than 40% and less than 45% .....      --           50%
Below 40% ..........................................      BPU Intervenes


         Under the NPS, the composite capacity factor is calculated annually using maximum dependable capability of the five nuclear units in which PSE&G owns an interest. This method takes into account actual operating conditions of the units. While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. Based upon current projections and assumptions regarding PSE&G's five nuclear units during 1996, including the continued outage of Salem Unit 1 and 2 for the remainder of the year, the 1996 aggregate capacity factor would be approximately 53%, which would result in a penalty of approximately $17 million. However, if the October 23, 1996 Agreement resolving the "used and useful" issue related to PSE&G's Salem Units is approved by the BPU, the NPS would not apply to PSE&G during the period of January 1, 1996 through December 31, 1998 (see Note 3, Rate Matters).

Nuclear Insurance Coverages and Assessments

         PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                                         PSE&G Maximum
                                                            Total Site                  Assessments For A
Type and Source of Coverages                                Coverages                    Single Incident
---------------------------------------------------     --------------------         ----------------------
(Millions)
Public Liability:
    American Nuclear Insurers                            $             200.0         $                   --
    Indemnity(A)...................................                  8,720.3                            210.2
                                                            -----------------           ----------------------
                                                         $           8,920.3   (B)   $                  210.2
                                                            -----------------           ----------------------
Nuclear Worker Liability:
    American Nuclear Insurers (C) .................      $             200.0         $                    8.0
                                                            -----------------           ----------------------
Property Damage:
    Nuclear Mutual Limited ........................      $             500.0                              9.2
    Nuclear Electric Insurance Ltd. (NEIL II) .....                  1,400.0                              8.3    (D)
    Nuclear Electric Insurance Ltd. (NEIL III) ....                    850.0                              9.2
                                                            -----------------           ----------------------
                                                         $           2,750.0          $                  26.7
                                                            -----------------           ----------------------
Replacement Power:
    Nuclear Electric Insurance Ltd. (NEIL I) ......      $               3.5   (E)    $                  11.4


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

         Further, a recent decision by the U.S. Supreme Court, not involving PSE&G, held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.

         PSE&G is a member of two industry mutual insurance companies: Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL). NML provides the primary property insurance at Salem and Hope Creek. NEIL provides excess property insurance through its NEIL II and NEIL III policies and replacement power coverage through its NEIL I policy. Both companies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down. While the NRC has issued confirmatory action letters with respect to the Salem shutdown, PSE&G does not expect any action to be taken by any insurer as a result of these NRC letters.

Construction and Fuel Supplies

         PSE&G has substantial commitments as part of its ongoing construction program, which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, changes in the scheduled retirement dates of existing facilities, changes in business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to its electric Integrated Resource Plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and demand side management (DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

         Based on PSE&G's construction program, construction expenditures are expected to aggregate approximately $2.8 billion during the years 1996 through 2000, which includes $428 million for nuclear fuel, $84 million of Allowance for Funds used During Construction (AFDC) and the replacement steam generators at Salem Unit 1. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3% annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to internally generate the funds necessary to satisfy its construction expenditures over this period, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1996 through 2000.

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

PSE&G Manufactured Gas Plant Remediation Program

         In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under its Remediation Program to assess, investigate and, if necessary, remediate environmental conditions at these sites.

The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The overall cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations or net cash flows (see Note 3, Rate Matters).

Note 5.  Financial Instruments and Risk Management

Natural Gas Hedging

         Through September 30, 1996 and 1995, U.S. Energy Partners (USEP), an indirect gas marketing subsidiary of Enterprise, entered into futures contracts and swaps to buy 8,360,000 mmbtu and 5,700,000 mmbtu of natural gas at average prices of $2.09 per mmbtu and $1.81 per mmbtu, respectively, related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 86% and 91% of its fixed-price sales commitments at September 30, 1996 and 1995, respectively. USEP had deferred unrealized hedge gains of $337 thousand and $39 thousand at those respective dates.

Note 6.  Federal Income Taxes

         In August 1996, Enterprise reached an agreement with the Internal Revenue Service (IRS) covering most of the disputed issues raised by the IRS in its audit of PSE&G's tax return for 1985 and Enterprise's tax returns for 1986 and 1987. The partial agreement included resolution of all disputed issues related to Hope Creek and did not have a material impact on the financial position, results of operations and net cash flows of PSE&G or Enterprise. While no assurances can be given regarding the outcome of the remaining unresolved issues, an unfavorable resolution would not have a material adverse impact on the financial position, results of operations and net cash flows of PSE&G or Enterprise.


                     Public Service Electric and Gas Company
                   Notes To Consolidated Financial Statements

         Except  as  modified  below,   the  Notes  to  Consolidated   Financial
Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

              Note 1.    Basis of Presentation
              Note 3.    Rate Matters
              Note 4.    Commitments and Contingent Liabilities
              Note 6.    Federal Income Taxes

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) Quarterly Report on Form 10-Q for the quarters ending March 31, 1996 and June 30, 1996 and 1995 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes of Enterprise and should be read in conjunction with such Statements and Notes.

Recent Developments

         On July 1, 1996, Enterprise Diversified Holdings Incorporated (EDHI), a subsidiary of Enterprise, entered into a contract with Samedan Oil Corporation (Samedan), a subsidiary of Noble Affiliates, Inc., for the sale of Energy Development Corporation (EDC), a subsidiary of EDHI, to Samedan for an aggregate purchase price of $779 million subject to various purchase price adjustments. The sale was completed on July 31, 1996. Enterprise recorded an after-tax gain of approximately $13.5 million, or 6 cents per share, in the third quarter.

         The proceeds from the sale are being used to repay approximately $350 million of EDHI debt related to EDC and to fund an open market repurchase program of up to $350 million of Enterprise common stock. As of October 31, 1996, 6.3 million shares of common stock had been repurchased for an aggregate cost of $169 million.

         On October 23, 1996, PSE&G, the staff of the New Jersey Board of Public Utilities (BPU), and the New Jersey Division of Ratepayer Advocate (Ratepayer Advocate) agreed upon the resolution of three regulatory issues, including the "used and usefulness" of Salem Nuclear Units 1 and 2. Under the proposed Settlement Agreements (Agreements), which require the approval of the BPU, PSE&G would provide electric customers with bill credits totaling $83.9 million in January and February 1997 and would forego recovery of another $12 million in energy costs that have been deferred. The total benefit to PSE&G's customers would amount to $95.9 million. The Agreements resulted in an earnings loss of $62.3 million or 26 cents per share of Enterprise common stock. Of the total, $3.3 million or 1 cent per share had been previously recorded, and the remaining $59.0 million or 25 cents per share was recorded in the third quarter of 1996 (see Note 3, Rate Matters, of Notes).

Competition

         The BPU is conducting a Phase II proceeding of the New Jersey Energy Master Plan (Master Plan) to address wholesale and retail competition in New Jersey. On May 23, 1996, the BPU voted to release the Phase II Proceeding Staff Status Report: Restructuring the Electric Power Industry in New Jersey (Status Report). The BPU also voted to adopt the recommended procedures cited in the Status Report to reach a resolution and render its final decisions concerning electric power industry restructuring by approximately year-end 1996. The BPU also agreed to follow a concurrent, two pronged process to address the outstanding issues and render final decisions. As a result, the BPU conducted formal public and legislative-type hearings and received testimony on the outstanding issues. The BPU also accepted advance written comments in order to develop a formal record in this matter and established a negotiating group comprised of representatives of the various interest groups in this proceeding.

         The negotiating group discussions concluded on October 29, 1996 without reaching consensus. In accordance with the BPU's established procedures in this matter, since the negotiating group did not reach a consensus on issues, the BPU Staff will advise the BPU on the proposed findings anticipated to be issued before year end. Once the BPU issues its findings, it will conduct public hearings and provide an opportunity for written comments prior to issuing a final decision in 1997.

         The recoverability of stranded costs, electric rate unbundling and other issues related to restructuring will be largely dependent on the Master Plan Phase II findings. Stranded costs that could result as the industry moves to a more competitive environment may include investments in generating facilities, regulatory assets, purchased power agreements where the price being paid under such an agreement exceeds the market price for electricity and other costs. At this time, management cannot predict the level of stranded costs for PSE&G, if any, or the extent to which the BPU will allow recovery of such costs.

         A joint task force of the BPU and the New Jersey Treasury Department has proposed replacing the current New Jersey Gross Receipts and Franchise Tax (NJGRT) with a combination of existing corporate business tax, existing state sales and use tax and a transitional tax which would be phased out over an expected five or six year time frame. After the phase-out is completed, the proposal is expected to improve the competitive position of New Jersey electric and gas utilities vis-a-vis non-utility energy providers in New Jersey and energy providers in other states. PSE&G cannot predict when or if this proposal will be adopted.

         On August 23, 1996, in accordance with the BPU's 1994 order approving PSE&G's gas unbundling program, PSE&G filed its Gas Unbundling Status Report. The filing also contained PSE&G's proposal for a residential gas unbundling pilot program to be known as SelectGas. If approved, this pilot program will allow certain residential natural gas customers to participate in a competitive marketplace. The SelectGas pilot program would involve four municipalities representing approximately 65,000 residential customers. The review of the pilot program, including formal discovery, has been initiated. The review is expected to be completed by year-end 1996. PSE&G cannot predict when or if this proposal will be adopted.

Nuclear Operations

         Both of PSE&G's Salem Nuclear Generating Units are currently out of service and their return dates are subject to completion of the requirements of their respective restart plans to the satisfaction of PSE&G and the NRC, which encompasses a substantial review and improvement of personnel, process and equipment issues. On May 23, 1996, PSE&G and the co-owners of Salem signed an agreement to purchase the steam generators from the owner of the unfinished Seabrook Nuclear Unit 2 for installation in Salem Unit 1. Transport of the steam generators to Salem was completed on October 14, 1996. By using these replacement steam generators, PSE&G expects to return Salem 1 to service in mid-1997. The cost of replacement, including installation, will be approximately $150 to $170 million (PSE&G's share would be $64 to $72 million). In addition, the cost of disposal of the four old steam generators could be as much as $20 million (PSE&G's share would be $9 million). PSE&G has entered into a contract with the facility operator to dispose of the four old steam generators at the low level waste facility in Barnwell, South Carolina.

         On July 22, 1996, PSE&G announced that although substantial progress has been made in upgrading Salem Unit 2's major systems, some of the originally scheduled work, along with additional work that had since been identified, remained to be completed. Salem Unit 2 is currently expected to return to service early in the first quarter of 1997 and is not expected to impact the restart of Salem Unit 1. A meeting with the NRC to discuss restart of Salem Unit 2 is scheduled for November 18, 1996. The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the financial position, results of operations and net cash flows of Enterprise and PSE&G. Restart of the units requires NRC approval, which cannot be assured (see
Note 3, Rate Matters, of Notes).

         Given the additional scope of work associated with the Salem Unit 2 restart effort, Unit 1 restart activities (excluding the steam generator replacement) and various cost saving initiatives in progress, it is expected that PSE&G's share of Salem operation and maintenance expenditures will increase approximately $18 million from original plans developed in late 1995, to a total of $136 million for 1996.

Results of Operations

         Earnings per share of Enterprise common stock were $0.64 for the three-month period ended September 30, 1996, a decrease of $0.12 per share of common stock from the comparable 1995 period. Earnings per share of Enterprise common stock were $1.98 for the nine-month period ended September 30, 1996, a decrease of $0.10 per share of common stock from the comparable 1995 period. Earnings per share of Enterprise common stock were $2.61 for the twelve-month period ended September 30, 1996, a decrease of $0.01 per share of common stock from the comparable 1995 period.

         Earnings per share for the three, nine and twelve-month periods ended September 30, 1996 decreased primarily due to the Agreements regarding the resolution of three regulatory issues before the BPU, increased operation and maintenance expenses related to the outages at Salem and Hope Creek, a decrease in the Allowance for Funds Used During Construction (AFDC) that resulted from a lower AFDC rate, increased depreciation expense due to more plant in service and weak electric sales in the summer due to cooler than normal weather. The earnings per share decrease was partially offset by higher electric and gas sales by PSE&G in early 1996 due to favorable weather conditions, the gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par, increased investment income from Public Service Resources Corporation (PSRC), relatively strong performance by Community Energy Alternatives Incorporated (CEA) in the third quarter, increased income from Discontinued Operations - EDC and a one-time gain on the July 31, 1996 sale of EDC.

PSE&G

Earnings Available to Enterprise


                                                                      Increase or (Decrease)
                                           -----------------------------------------------------------------------------
                                             Three Months Ended         Nine Months Ended        Twelve Months Ended
                                               September 30,              September 30,             September 30,
                                               1996 vs. 1995              1996 vs. 1995             1996 vs. 1995
                                           -----------------------    -----------------------    -----------------------
                                                           Per                        Per                        Per
                                             Amount        Share        Amount        Share        Amount        Share
                                           ----------    ---------    ----------    ---------    ----------    ---------
(Millions, except Per Share Data)
PSE&G
Revenues (net of fuel costs and
  gross receipt taxes) ...............     $    (119)    $   (.49)    $     (43)    $   (.18)    $      (9)    $   (.04)
Operation and maintenance
  expenses ...........................            24          .10           (61)        (.25)          (46)        (.19)
Depreciation and amortization
  expenses ...........................            (4)        (.02)          (14)        (.06)          (27)        (.11)
Federal income taxes .................            48          .20            60          .25            23          .10
Interest charges .....................             5          .02             6          .02            10          .04
Allowance for Funds used During
  Construction .......................            (5)        (.02)          (19)        (.08)          (31)        (.13)
Preferred securities dividend
  requirements .......................            (1)          --            (1)          --            (2)          --
Other income and expenses ............            (6)        (.03)            9          .04            15          .06
                                           ==========    =========    ==========    =========    ==========    =========
Earnings Available to Enterprise ..        $     (58)  $     (.24)    $     (63)    $   (.26)    $     (67)    $   (.27)
                                           ==========    =========    ==========    =========    ==========    =========


Revenues

Electric

         Revenues decreased $125 million or 11%, $90 million or 3% and $31 million or 1% for the three, nine and twelve-month periods ended September 30, 1996 from the comparable periods of 1995. Kilowatt-hour sales decreased primarily due to the Agreements regarding the resolution of three regulatory issues before the BPU, decreased industrial sales attributable to the general declining trend in this sector, new cogeneration operations at the site of a large customer, equipment outages experienced at the site of two other large customers and strike related activity in the automotive sector. Decreased industrial sales were slightly offset by higher residential and commercial sales for the first six months of 1996 that resulted from favorable weather conditions and continued moderate growth in the economy. The significant components of these changes follow:



                                                                     Increase or (Decrease)
                                          ----------------------- -- ---------------------- -- ------------------------
                                            Three Months Ended         Nine Months Ended         Twelve Months Ended
                                              September 30,              September 30,              September 30,
                                              1996 vs. 1995              1996 vs. 1995              1996 vs. 1995
                                          -----------------------    ----------------------    ------------------------
                                                  Amount                    Amount                     Amount
                                          -----------------------    ----------------------    ------------------------
(Millions)
Kilowatt-hour sales .................     $                 (114)     $              (107)     $                  (97)
Recovery of energy costs ............                        (9)                        7                          36
NJGRT ...............................                        (6)                       (2)                          3
Other operating revenues ............                        --                         4                          16
PSCRC ...............................                         4                         8                          11
                                          -----------------------    ----------------------    ------------------------
Total Electric Revenues .............     $                (125)      $               (90)     $                  (31)

                                          =======================    ======================    ========================

Gas

         Revenues increased $13 million or 7%, $204 million or 18% and $296 million or 19% for the three, nine and twelve-month periods ended September 30, 1996 over the comparable periods of 1995 primarily due to a higher recovery of fuel costs and increased residential sales due to colder weather during the most recent heating season. Other operating revenues reflect increases in off-system sales, which are sales of excess gas to brokers and other utilities who are not part of PSE&G's firm customer base. The effects of those gains on total revenues for the nine and twelve-month periods were depressed by approximately $13 million due to a favorable special rate adjustment in 1995.
The significant components of these changes follow:



                                                                       Increase or (Decrease)
                                            ------------------------------------------------------------------------------
                                              Three Months Ended         Nine Months Ended          Twelve Months Ended
                                                September 30,              September 30,               September 30,
                                                1996 vs. 1995              1996 vs. 1995               1996 vs. 1995
                                            -----------------------    -----------------------    ------------------------
                                                    Amount                     Amount                     Amount
                                            -----------------------    -----------------------    ------------------------
(Millions)
Therm sales .........................       $                  (8)     $                  32       $                  37
Recovery of fuel costs ..............                          25                        166                         225
NJGRT ...............................                          --                         --                          22
Other operating revenues ............                          (4)                         6                          12
                                            -----------------------    -----------------------    ------------------------
Total Gas Revenues ..................       $                  13       $                204      $                  296
                                            =======================    =======================    ========================

Expense

Fuel Expenses

         Variances in fuel expenses do not directly affect earnings because of fuel adjustment clauses which are part of PSE&G's rates. However, if the Agreement regarding the resolution of three regulatory issues is approved by the BPU as filed, future changes in electric fuel and replacement power costs could impact earnings (see Note 3, Rate Matters, of Notes).

Operation and Maintenance Expenses

         Operation and maintenance expenses decreased $24 million or 8% for the three-month period ended September 30, 1996 from the comparable 1995 period. There was an increase of $61 million or 7% and $46 million or 4% for the nine and twelve-month periods ended September 30, 1996 when compared to the same 1995 periods. The decrease during the three-month period was primarily due to lower outside contractor usage for restart activities at Salem. The nine and twelve-month increases were primarily due to overall higher refueling outage and restart activity expenses at Salem and Hope Creek.

Depreciation and Amortization Expenses

         Depreciation and amortization expenses increased $4 million or 3%, $14 million or 3% and $27 million or 5% for the three, nine and twelve-month periods ended September 30, 1996 over the comparable 1995 periods. The increases were due primarily to the completion of the repowering of the Bergen Generating Station in September 1995.

Federal Income Taxes

         Federal income taxes decreased $48 million or 44%, $60 million or 23% and $23 million or 8% for the three, nine and twelve-month periods ended September 30, 1996 from the comparable 1995 periods. The decreases were primarily due to the decrease in 1996 pre-tax income. The twelve-month decrease was not as significant as the other two periods due to the offset caused by the receipt of a non-taxable insurance benefit in 1994.

Allowance for Funds Used During Construction

         AFDC decreased $5 million or 55%, $19 million or 62% and $31 million or 65% during the three, nine and twelve-month periods ended September 30, 1996 from the comparable 1995 periods. The decreases were primarily the result of a lower AFDC rate and the completion of the repowering of the Bergen Generating Station in September 1995.

Other Income

         Other income decreased $6 million or 38% for the three-month period ended September 30, 1996 from the comparable 1995 period. There was an increase of $9 million or 18% and $15 million or 22% for the nine and twelve-month period ended September 30, 1996 when compared to the same 1995 periods. The primary reason for the nine and twelve-month period increases is the $18 million net gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par that occurred in the second quarter of 1996.

EDHI

Net Income



                                                                      Increase or (Decrease)
                                          --------------------------------------------------------------------------------
                                            Three Months Ended         Nine Months Ended         Twelve Months Ended
                                              September 30,              September 30,              September 30,
                                              1996 vs. 1995              1996 vs. 1995              1996 vs. 1995
                                          -----------------------    -----------------------   ---------------------------
                                                          Per                        Per                          Per
                                           Amount        Share        Amount        Share        Amount          Share
                                          ---------     ---------    ----------    ---------    ----------    ------------
(Millions, except Per Share Data)
PSRC .................................    $     5       $   .02      $     13      $   .05      $      8      $      .03
CEA ..................................          3           .01            (1)          --            (5)           (.02)
EGDC .................................          1           .01            --           --            --              --
                                          ---------     ---------    ----------    ---------    ----------    ------------
Continuing Operations ...............           9           .04            12          .05             3             .01
Discontinued Operations - EDC .......          19           .07            26          .11            59             .24
                                          =========     =========    ==========    =========    ==========    ============
Total ...............................     $    28       $   .11      $     38      $   .16      $     62      $      .25
                                          =========     =========    ==========    =========    ==========    ============

Continuing Operations

         EDHI's income from continuing operations was $22 million for the quarter ended September 30, 1996, a $9 million increase over the same period ended September 30, 1995. EDHI's income from continuing operations was $47 million for the nine months ended September 30, 1996, a $12 million increase over the same period ended September 30, 1995. EDHI's income from continuing operations was $56 million for the twelve months ended September 30, 1996, a $3 million increase over the same period ended September 30, 1995.

         Income from continuing operations for the three, nine and twelve-month periods increased primarily due to PSRC's increased income from its Kohlberg, Kravis, Roberts, and Co. LBO fund, decreased interest expense and CEA's increased operating income from partnership investments for the three-month period. The increase for the twelve month period was partially offset by CEA's decreased income caused by start-up costs related to the commencement of two projects as well as higher administrative and general expenses.

Discontinued Operations

         EDHI's income from discontinued operations was $16 million, $24 million and $61 million for the three, nine and twelve-month periods ended September 30, 1996, respectively. The income from discontinued operations includes a $13.5 million gain on the sale of EDC recorded in July 1996. EDC's income from operations was $3 million, $11 million and $48 million for the aforementioned periods which increased by $5 million, $13 million and $45 million over the same periods ended September 30, 1995. Such increases were caused by higher gas prices as well as higher oil prices and volumes in addition to the realization of a settlement related to a take-or-pay sales contract in November 1995.

Liquidity and Capital Resources

         Enterprise's liquidity is affected by maturing debt, investment and acquisition activities, the capital requirements of PSE&G's and EDHI's construction and investment programs, permitted and timely regulatory recovery of PSE&G expenses and collection of revenues. Capital resources available to meet such requirements depend upon general and regional economic conditions, PSE&G's customer retention and growth, the ability of PSE&G and EDHI to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, the ability to continue to operate and maintain its nuclear plants in accordance with NRC and BPU requirements, the impact of environmental regulations, continued access to the capital markets and continued favorable regulatory treatment of consolidated tax benefits. For additional information, see the discussion of Competition above and Note 4, Commitments and Contingent Liabilities, of Notes.

PSE&G

         For the nine-month period ended September 30, 1996, PSE&G had utility plant additions, including AFDC, of $440 million, a decrease of $66 million from the corresponding 1995 period. For the twelve-month period ended September 30, 1996, PSE&G had utility plant additions, including AFDC, of $620 million, a decrease of $201 million from the corresponding 1995 period. The nine and twelve-month decreases were primarily due to the completion of the Bergen Generating Station repowering project in September 1995.

         PSE&G expects that it will be able to internally generate all of its capital requirements, including construction expenditures, over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs, as to which no assurances can be given (see Note 3, Rate Matters, and Note 4, Commitments and Contingent Liabilities, of Notes).

EDHI

         During the next five years, a majority of EDHI's capital requirements are expected to be provided from additional debt financing and operational cash flows. CEA is expected to be the primary vehicle for EDHI's business growth. A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric capacity required in certain regions of the world. EDHI may pursue various other business growth opportunities, including a domestic energy services corporation.

         PSRC will continue to limit new investments to those related to energy businesses, while Enterprise Group Development Corporation (EGDC) will continue to exit the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect future earnings. At September 30, 1996, EDHI had approximately $170 million of cash and cash equivalents on hand.

         PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At September 30, 1996, $33 million remained as PSRC's unfunded commitment related to these investments subject to call.

         EDHI and each of its subsidiaries are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-month earnings before interest and taxes (EBIT) coverage ratio of at least 1.50:1. As of September 30, 1996, EDHI had a consolidated debt to equity ratio of 1.13:1. For the twelve months ended September 30, 1996, excluding the discontinued operations of EDC, the EBIT coverage ratio, as defined to exclude the effects of EGDC, was 2.73:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given.

Internal Generation of Cash From Continuing Operations

Enterprise

         Enterprise's cash provided by operations for the nine months ended September 30, 1996 decreased $38 million to $994 million from the corresponding 1995 period.

         Enterprise's cash provided by operations for the twelve months ended September 30, 1996 decreased $36 million to $1,429 million from the corresponding 1995 period.

External Financings

Enterprise

         Enterprise has a $25 million bank line of credit. At September 30, 1996, Enterprise had no borrowings under this line of credit.

PSE&G

         PSE&G has BPU authority to issue approximately $4.852 billion aggregate amount of additional Bonds/MTNs/Preferred Stock/Preferred Securities through 2000 for refunding purposes. Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. As of September 30, 1996, the Mortgage would permit up to $2.92 billion aggregate principal amount of new bonds to be issued against previous additions and improvements. At September 30, 1996, this Mortgage ratio was 3.26:1.

         In January 1996, PSE&G issued $350 million of its Bonds. The net proceeds from the sale were deposited in an escrow account for the purpose of refunding the 8 3/4% Series EE due 2021 ("Series EE Bonds") and the 8 3/4% Series HH due 2022 ("Series HH Bonds") Bonds at their respective first optional redemption dates (November 1, 1996 for the Series EE Bonds and February 1, 1997 for the Series HH Bonds). On November 1, 1996, the Series EE Bonds were redeemed.

         The BPU has authorized PSE&G to issue and have outstanding at any one time through January 1, 1997 not more than $1 billion of short-term obligations, consisting of commercial paper and other borrowings from banks and other lenders. PSE&G filed a petition with the BPU on October 24, 1996 that, if approved, would increase this authorization amount to $1.3 billion and extend the authorization period to January 2, 1999. On September 30, 1996, PSE&G had $524 million of short-term debt outstanding.

         To provide liquidity for its commercial paper program, PSE&G has a $500 million one-year revolving credit agreement expiring in August 1997 and a $500 million five-year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provide for borrowings of up to one year. On September 30, 1996, there were no borrowings outstanding under either of these credit agreements.

         Public Service Conservation Resources Corporation (PSCRC) has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 6, 1997.
As of September 30, 1996, PSCRC had $30 million outstanding under this facility.

         In March 1996, PSCRC entered into a $40 million secured term loan facility for loans maturing in three to five years. The agreement terminates in March 1998. As of September 30, 1996, there was $20 million outstanding under this facility.

         PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance PSE&G's 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks. The credit facility expires in 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of September 30, 1996, Fuelco had commercial paper of $90 million outstanding under the program and the facility.

EDHI

         Through July 31, 1996, Enterprise Capital Funding Corporation (Funding) had a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million. Additionally, Funding had a $225 million revolving credit facility. Both facilities were scheduled to expire in March 1998. On July 31, 1996, Funding amended and restated its commercial paper program and revolving credit facility in conjunction with the sale of EDC, reducing the total amount from $450 million to $300 million and extending the maturity from March 1998 to July 1999. The $225 million commercial paper program was eliminated and the $225 million revolving credit facility was increased to $300 million. As of September 30, 1996, Funding had no borrowings outstanding under the amended and restated facility.

         PSE&G Capital Corporation's (Capital) MTN program provides for an aggregate principal amount of up to $650 million of MTNs so that its total debt outstanding at any time, including MTNs, would not exceed such amount. At September 30, 1996, Capital had total debt outstanding of $461 million, which consisted primarily of MTNs.

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

                Information Regarding Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been and will be made in written documents and oral presentations of Enterprise and PSE&G. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in Enterprise and PSE&G's documents or oral presentations, the words "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; federal and state regulatory actions; costs of construction; operating restrictions, increased cost and construction delays attributable to environmental regulations; controversies regarding electric and magnetic fields; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; and credit market concerns with these issues. Enterprise and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Enterprise and PSE&G prior to the effective date of the Act.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Morton International, Inc. and the Velsicol Chemical Corporation ("Plaintiffs") have instituted separate suits (Morton International, Inc. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3609 (NHP) and Velsicol Chemical Corporation, et al. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3610 (NHP)) in the United States District Court in Newark, New Jersey against one hundred and seven (107) defendants, including PSE&G. The suits are contribution actions pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, and the New Jersey Spill and Compensation Act seeking contribution for an equitable share of all liability response costs and damages Plaintiffs anticipate they will incur in connection with the investigation and remediation of a forty (40) acre parcel of land in WoodRidge, New Jersey and adjoining water body known as Berry's Creek. Plaintiffs have not initiated any remedial actions to date either at the site or the adjacent Creek. While Plaintiffs anticipate that the investigation of the site will cost approximately $4 million, they have no current estimate of the costs for remediation of the site and/or the investigation and remediation of the Creek. PSE&G's alleged nexus to the site is based on shipments of quantities of mercury from its Kearny Generating Station and other unnamed facilities. Since Plaintiffs have only provided PSE&G with representative nexus information, PSE&G is not able at the current time to determine the precise nature and significance of any nexus to the site.

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

         Also previously reported, the co-owners of Salem have filed lawsuits against Enterprise and PSE&G in the United States District Court for the Eastern District of Pennsylvania and in the New Jersey Superior Court alleging mismanagement by PSE&G in its operation of Salem and are seeking unspecified compensatory and punitive damages. PSE&G's answers in these matters have been filed and discovery is proceeding. While PSE&G cannot predict the outcome of these proceedings, PSE&G believes it has operated Salem in accordance with the requirements of the owners agreement and applicable law and that it has substantial and valid defenses to these claims. On July 30, 1996, the Court issued an Order scheduling discovery and setting a trial for May 1997.

         Certain information reported under Item 3 of Part I of Enterprise's and PSE&G's Annual Report to the SEC on Form 10-K for 1995 (the "Form 10-K") is updated herein at the respective pages indicated. References are to the related pages and paragraph(s) of this report.

         As previously reported in the Form 10-K at page 39 and in a prior Form 8-K, four shareholder derivative action civil complaints have been filed against Enterprise and certain of its directors and officers seeking to recover unspecified damages for alleged losses purportedly arising out of PSE&G's operations of Salem and Hope Creek. These actions have been consolidated and a case management order to deal with discovery and motions has been issued. The defendants have filed motions to dismiss these proceedings, which motions are presently pending.

         In addition, see the following at the pages indicated:

(1) Page 12. Proceedings before the BPU relating to PSE&G's proposed Alternative Rate Plan, Docket No. E096010028. Form 10-K, Page 73; First Quarter Form 10-Q, Page 11; Second Quarter Form 10-Q, Page 12.

(2) Page 13. Proceedings before the BPU relating to PSE&G's LGAC filed October 2, 1995, Docket No. GR9510456. Form 10-K, Page 75. First Quarter Form 10-Q, Page 13; Second Quarter Form 10-Q, Page 15.

(3) Page 13. Proceedings before the BPU relating to recovery of replacement power costs in connection with the April 1994 Salem 1 shutdown, Docket No. ER94070293. Form 10-K, Page 75; First Quarter Form 10-Q, Page 13, Second Quarter Form 10-Q, Page 15.

(4) Page 12. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No. EX93060255. Form 10-K, Page 76; First Quarter Form 10-Q, Page 13; Second Quarter Form 10-Q, Page 17.

(5) Page 14. Generic proceedings before the BPU relating to standards for "off tariff" negotiated rate agreement programs, Docket No. EX95070320. Form 10-K, Page 76. First Quarter Form 10-Q, Page 13; Second Quarter Form 10-Q, Page 16.

(6) Page 13. Proceedings before the BPU relating to PSE&G's LGAC filed July 30, 1996, Docket No. GR96070554. Second Quarter Form 10-Q, Page 15.

(7) Page 13. Proceedings before the BPU relating to PSE&G's RAC filed July 30, 1996, Docket No. GR96070555. Second Quarter Form 10-Q, Page 15.

(8) Page 14. Generic proceeding before the BPU relating to the matter of an inquiry into methods of implementation of SFAS-106, Docket No. AX96070530. Second Quarter Form 10-Q, Page 17; Second Quarter Form 10-Q, Page 17.

(9) Page 14. Proceedings before the BPU relating to PSE&G's proposed CTC filed September 19, 1996, Docket No. ET96090669.

(10) Page 14. Proceedings before the BPU relating to PSE&G's first Off Tariff Rate Agreement (OTRA), Docket No. OTRA-96-1.

Item 5.  Other Information

         Certain information reported under Enterprise's and PSE&G's 1995 Annual and 1996 Quarterly Reports to the Securities and Exchange Commissions is updated below. References are to the related pages of the Form 10-K and the first and second quarter 10-Q's as printed and distributed.

Nuclear Operations

Second Quarter 10-Q, Page 44

         On October 23, 1996, PSE&G received a $150,000 civil penalty from the NRC for five violations identified during inspection activities earlier this year and discussed at an enforcement conference on June 11, 1996. The first two violations involved a failure to plan and perform appropriate surveillance testing, and were assigned an aggregate severity level III violation. The second two violations concerned failure to provide timely identification and correction of problems involving safety related equipment, also assigned severity level
III. An additional severity level III violation was noted for incorrect service water throttle valve settings. No civil penalty was assigned for this violation, since the condition was self-identified and appropriate corrective actions were taken. PSE&G will not dispute these violations.

Second Quarter 10-Q, Page 45

         On July 5, 1996, the NRC notified PSE&G of the need for a predecisional enforcement conference for apparent violations involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. The enforcement conference was held on September 11, 1996. PSE&G cannot predict what actions the NRC may take in this matter.

First Quarter 10-Q, Page 44

         In a separate  matter,  as a result of several  Boiling Water  Reactors
(BWR) experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin dated May 6, 1996 to operators of BWRs requesting measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. PSE&G has responded to the NRC, indicating its intention to comply with the Bulletin, and expects to submit its planned actions and schedules within 90 days after the NRC approves a utility resolution guidance document. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

Form 10-K, Page 7 and Second Quarter 10-Q, Page 42

         In July, the member companies of Pennsylvania-New Jersey-Maryland Interconnection (PJM), except PECO, filed a proposal to reorganize PJM into an independent system operator (ISO) in response to FERC's open access proposed rulemaking. PECO filed a separate proposal with FERC. On November 13, 1996, FERC, at its public meeting, announced that it was rejecting the restructuring proposals of both PECO and the other PJM companies due to concerns regarding the independence of the proposed ISO, among other things. The text of FERC's order has not been received as of the date of this filing. PSE&G cannot yet assess the impact of FERC's order on the restructuring proposals.

Form 10-K, Page 14

         PECO has advised PSE&G that Peach Bottom 3 was examined during its Fall 1995 refueling outage and the extent of cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, PECO concluded that there is a substantial margin for each core shroud weld to allow for continued operations of Unit 3. PECO has also advised that Peach Bottom 2 was reinspected during its Fall 1996 refueling outage, and while additional minor flaw indications were discovered, PECO concluded and the NRC concurred that neither repair nor modification to the core shroud was necessary prior to restarting the reactor.

New Matters

         In August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and Hope Creek. Based on the results of that inspection, six apparent violations have been identified and are being considered for escalated enforcement. These apparent violations include the failure to: 1) control photo badge key cards; 2) properly search an individual prior to entrance to the protected area; 3) notify the nuclear shift supervisor of a potential threat event; 4) deactivate photo badges for individuals who no longer require site access; 5) complete training for security supervisors prior to assignment of duties; and 6) test an intrusion detection system in accordance with procedures. On September 3, 1996, PSE&G met with the NRC to discuss these issues and provide specific corrective actions. An enforcement conference will be held on November 14, 1996 to address these apparent violations. PSE&G cannot predict what other actions the NRC may take on this matter.

         In October 1996, PSE&G, along with other nuclear plant owners, received a request for information regarding the adequacy and availability of each plant's design bases data. The NRC is requiring that information be submitted under oath and affirmation to provide it added confidence and assurance that all nuclear units are operated and maintained within the design bases of the facilities and that any deviations are reconciled in a timely manner. Although PSE&G has yet to formulate a response to the NRC's request, it is anticipated that design bases reviews, similar to the extensive efforts already performed for Salem Unit 2, will be undertaken for Salem Unit 1 and Hope Creek. Since the information to be submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, PSE&G cannot predict at this time what impact the NRC's request will have.

Item 6.  Exhibits and Reports on Form 8-K

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

   12 Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (Enterprise).

   12(A)  Computation of Ratios of Earnings to Fixed Charges (PSE&G).

   12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (PSE&G).

   27(A)  Financial Data Schedule (Enterprise)

   27(B)  Financial Data Schedule (PSE&G)

(b)  Reports on Form 8-K.

Registrant                          Date of Report            Item Reported

Enterprise                          7-2-96                    Item 5, Item 7

Enterprise and PSE&G                7-22-96                   Item 5, Item 7

Enterprise                          10-23-96                  Item 5, Item 7







                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrants)

                   By:          PATRICIA A. RADO


                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 14, 1996

                                                                                                                    EXHIBIT 12
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                             YEARS ENDED DECEMBER 31,                           September 30,
                                    ------------   ------------   ------------   -------------  -------------
                                     1991 (A)       1992 (A)        1993 (A)         1994           1995             1996
                                    ------------   ------------   ------------   -------------  -------------  -----------------
(THOUSANDS)
Earnings as Defined in
Regulation S-K:

Net Income                              543,035        504,117        595,519         679,033        662,323            636,757
Federal Income Taxes (B)                274,146        253,276        316,010         322,824        364,355            294,035
Fixed Charges                           530,308        580,364        570,505         568,611        580,432            529,854
                                    ------------   ------------   ------------   -------------  -------------  -----------------

Earnings                              1,347,489      1,337,757      1,482,034       1,570,468      1,607,110          1,460,646
                                    ============   ============   ============   =============  =============  =================


Fixed Charges as Defined in
Regulation S-K (C):

Total Interest Expense (D)              478,321        524,025        502,534         495,925        496,060            453,503
Interest Factor in Rentals                9,311          9,591         11,090          12,120         11,956             11,164
Subsidiaries' Preferred Stock
  Dividend Requirements                  29,012         31,907         38,114          42,163         49,426             50,448
Adjustment to preferred and
  preference stock dividends
  to state on a pre-income
  tax basis                              13,664         14,841         18,767         18,403          22,990             14,739
                                    ------------   ------------   ------------   ------------   -------------  -----------------
Total Fixed Charges                     530,308        580,364        570,505         568,611        580,432            529,854
                                    ============   ============   ============   =============  =============  =================

Ratio of Earnings to Fixed
  Charges                                  2.54           2.30           2.59            2.76           2.77               2.76
                                    ============   ============   ============   =============  =============  =================


(A) Excludes cumulative effect of $5.4 million credit to income reflecting a change in income taxes.

(B)   Includes state income taxes and federal income taxes for other incomes

(C) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) Preferred Securities Dividend Requirements of subsidiaries, increased to reflect the pre-tax earnings requirement for Public Service Enterprise Group Incorporated.

(D) Excludes 1991 and 1992 interest expense on decommissioning costs of $6,956 and $5,208, respectively. Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.


                                                                                                                 EXHIBIT 12 (A)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                                                                   12 Months
                                                                                                                     Ended
                                                               YEARS ENDED DECEMBER 31,                          September 30,
                                    ------------  -------------  -------------   -------------  -------------
                                       1991           1992           1993            1994           1995             1996
                                    ------------  -------------  -------------   -------------  -------------   ----------------
(THOUSANDS)
Earnings as Defined in
Regulation S-K:

Net Income                              545,479        475,936        614,868         659,406        616,964            528,046
Federal Income Taxes (A)                261,912        223,782        307,414         301,447        325,737            264,591
Fixed Charges                           367,828        411,493        401,046         408,045        418,825            436,028
                                    ------------  -------------  -------------   -------------  -------------   ----------------

Earnings                              1,175,219      1,111,211      1,323,328       1,368,898      1,361,526          1,228,665
                                    ============  =============  =============   =============  =============   ================

Fixed Charges as Defined in
Regulation S-K (B)

Total Interest Expense (C)              358,517        401,902        389,956         395,925        406,869            401,208
Interest Factor in Rentals                9,311          9,591         11,090          12,120         11,956             11,164
Subsidiaries' Preferred Stock
  Dividend Requirements                    --             --             --              --             --               23,656
                                    ------------  -------------  -------------   -------------  -------------   ----------------
Total Fixed Charges                     367,828        411,493        401,046         408,045        418,825            436,028
                                    ============  =============  =============   =============  =============   ================

Ratio of Earnings to Fixed
  Charges                                  3.20           2.70           3.30            3.35           3.25               2.82
                                    ============  =============  =============   =============  =============   ================


(A)   Includes state income taxes and federal income taxes for other income

(B) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) Preferred Securities Dividend Requirements of subsidiaries

(C) Excludes 1991 and 1992 interest expense on decommissioning costs of $6,956 and $5,208, respectively. Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines




                                                                                                                 EXHIBIT 12 (B)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                             YEARS ENDED DECEMBER 31,                           September 30,
                                    ------------  -------------  -------------   -------------  -------------
                                       1991           1992           1993            1994           1995             1996
                                    ------------  -------------  -------------   -------------  -------------  -----------------
(THOUSANDS)
Earnings as Defined in
Regulation S-K:

Net Income                              545,479        475,936        614,868         659,406        616,964            528,046
Federal Income Taxes (A)                261,912        223,782        307,414         301,447        325,737            264,591
Fixed Charges                           367,828        411,493        401,046         408,045        418,825            436,028
                                    ------------  -------------  -------------   -------------  -------------  -----------------
Earnings                              1,175,219      1,111,211      1,323,328       1,368,898      1,361,526          1,228,665
                                    ============  =============  =============   =============  =============  =================

Fixed Charges as Defined in
Regulation S-K (B):

Total Interest Expense (C)              358,517        401,902        389,956         395,925        406,869            401,208
Interest Factor in Rentals                9,311          9,591         11,090          12,120         11,956             11,164
Subsidiaries' Preferred Stock
  Dividend Requirements                     --             --             --              --             --              23,656
Preferred Stock Dividends                29,012         31,907         38,114          42,147         49,426             26,792
Adjustment to preferred and
  preference stock dividends
  to state on a pre-income
  tax basis                              13,691         14,768         18,843          18,763         23,428             13,931
                                    ------------  -------------  -------------   -------------  -------------  -----------------
Total Fixed Charges                     410,531        458,168        458,003         468,955        491,679            476,751
                                    ============  =============  =============   =============  =============  =================

Ratio of Earnings to Fixed
 Charges                                   2.86           2.43           2.89            2.92           2.77               2.58
                                    ============  =============  =============   =============  =============  =================

(A)  Includes state income taxes and federal income taxes for other income

(B) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) preferred securities dividend requirements of Subsidiaries, increased to reflect the pre-tax earnings requirement for Public Service Electric and Gas Company

(C) Excludes 1991 and 1992 interest expense on decommissioning costs of $6,956 and $5,208, respectively. Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.