Form 10-K
period 1996-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1997-02-27
CIK 788784, 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

Commission        Registrant, State of Incorporation,          I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
-----------   ---------------------------------------------  ------------------

 1-9120        PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED        22-2625848
                          (A New Jersey Corporation)
                             80 Park Plaza
                             P.O. Box 1171
                     Newark, New Jersey 07101-1171
                             201 430-7000
                         http://www.pseg.com

          Securities registered pursuant to Section 12 (b) of the Act:

                                        Name of Each Exchange
       Title of Each Class               on Which Registered
       -------------------               -------------------
 Common Stock without par value        New York Stock Exchange
                                       Philadelphia Stock Exchange

 1-973            PUBLIC SERVICE ELECTRIC AND GAS COMPANY          22-1212800
                          (A New Jersey Corporation)
                             80 Park Plaza
                             P.O. Box 570
                     Newark, New Jersey 07101-0570
                             201 430-7000


                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K     Documents Incorporated by Reference
-----------------     -----------------------------------
       III            Portions of the definitive Proxy Statement for
                      the Annual Meeting of Stockholders of Public
                      Service Enterprise Group Incorporated to be held
                      April 15, 1997, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 3, 1997, as specified herein.

================================================================================

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class             Title of Each Class      on Which Registered
----------------------          ---------------------    ----------------------
Cumulative Preferred            First and Refunding
Stock                           Mortgage
$100 par value Series:          Bonds Series Due:
     4.08%                      83/4%   Z     1999
     4.18%                      91/8%   BB    2005
     4.30%                      91/4%   CC    2021
     5.05%                      87/8%   DD    2003
     5.28%                      77/8%   FF    2001
     5.97%                      71/8%   GG    1997
     6.80%                      75/8%   II    2000
     7.44%                      67/8%   KK    1997
                                81/2%   LL    2022
                                67/8%   MM    2003
                                6 %     NN    1998       New York Stock Exchange
                                71/2%   OO    2023
$25 par value Series:           61/2%   PP    2004
     6.75%                      6 %     QQ    2000
                                61/8%   RR    2002
                                7 %     SS    2024
:                               73/8%   TT    2014
                                63/4%   UU    2006
                                63/4%   VV    2016
                                61/4%   WW    2007
                                8 %           2037
                                5 %           2037

     Monthly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures), $25 par value at 9.375%, $25 par value at 8.00%, issued by Public Service Electric and Gas Capital, L.P. (Registrant) and registered on the New York Stock Exchange.

     Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures), $25 par value at 8.625%, issued by PSE&G Capital Trust I (Registrant) and registered on the New York Stock Exchange.

     Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures),$25 par value at 8.125%, issued by PSE&G Capital Trust II (Registrant) and registered on the New York Stock Exchange.

           Securities registered pursuant to Section 12(g) of the Act:

               Registrant                             Title of Class
               ----------                             --------------
Public Service Enterprise Group Incorporated               None
  Public Service Electric and Gas Company     6.92% Cumulative Preferred Stock
                                              $100 par value Medium-Term Notes,
                                                           Series A

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 1997 was $6,344,796,578 based upon the New York Stock Exchange Composite Transaction closing price.

     The number of shares outstanding of Enterprise's sole class of common stock, as of the latest practicable date, was as follows:

                 Class                      Outstanding at January 31, 1997
                 -----                      -------------------------------
      Common Stock, without par value                231,957,608

     As of January 31, 1997, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
   Table of Contents....................................................
   Glossary of Terms....................................................

PART I

   Item 1.      Business................................................
                General.................................................
                Enterprise..............................................
                PSE&G...................................................
                Industry Issues.........................................
                Segment Information.....................................
                Competitive Environment.................................
                Construction and Capital Requirements...................
                Financing Activities....................................
                Federal Income Taxes....................................
                Credit Ratings..........................................
                PSE&G...................................................
                Rate Matters............................................
                Customers...............................................
                Integrated Resource Plan................................
                Pennsylvania--New Jersey--Maryland Interconnection......
                Power Purchases.........................................
                Demand Side Management..................................
                Electric Generating Capacity............................
                Nuclear Operations......................................
                Electric Fuel Supply and Disposal.......................
                Low Level Radioactive Waste.............................
                Gas Operations and Supply...............................
                Employee Relations......................................
                Environmental Controls..................................
                EDHI....................................................
   Item 2.      Properties..............................................
   Item 3.      Legal Proceedings.......................................
   Item 4.      Submission of Matters to a Vote of Security Holders.....

PART II

   Item 5.      Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................
   Item 6.      Selected Financial Data.................................
   Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................
                Enterprise..............................................
                Corporate Structure.....................................
                Overview of 1996........................................
                Results of Operations...................................
                Liquidity and Capital Resources.........................
                Nuclear Operations......................................
                Competitive Environment.................................
                Accounting Issues.......................................
                Rate Matters............................................
                Site Restorations and Other Environmental Costs.........
                Future Outlook..........................................
                PSE&G...................................................
                Forward Looking Statements..............................

                                                                          Page
                                                                          ----
Item 8.         Financial Statements and Supplementary Data..............
                Consolidated Statements of Income (Enterprise)...........
                Consolidated Balance Sheets (Enterprise).................
                Consolidated Statements of Cash Flows (Enterprise).......
                Consolidated Statements of Retained Earnings
                  (Enterprise)...........................................
                Consolidated Statements of Income (PSE&G)................
                Consolidated Balance Sheets (PSE&G)......................
                Consolidated Statements of Cash Flows (PSE&G)............
                Consolidated Statements of Retained Earnings (PSE&G).....
                Notes to Consolidated Financial Statements (Enterprise)..
                Notes to Consolidated Financial Statements (PSE&G).......
                Financial Statement Responsibility (Enterprise)..........
                Financial Statement Responsibility (PSE&G)...............
                Independent Auditors' Report (Enterprise)................
                Independent Auditors' Report (PSE&G).....................
Item 9.         Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure....................
PART III


Item 10.        Directors and Executive Officers of the Registrants......
                Directors of the Registrants.............................
                Enterprise...............................................
                PSE&G....................................................
                Executive Officers of the Registrants....................
Item 11.        Executive Compensation...................................
                Enterprise...............................................
                PSE&G....................................................
                Summary Compensation Table...............................
                Option Grants in Last Fiscal Year (1996).................
                Aggregated Option Exercises in Last Fiscal Year and
                  Fiscal Year End Option Values (12/31/96)...............
                Employment Contracts and Arrangements....................
                Compensation Committee Interlocks and Insider
                  Participation..........................................
                Compensation of Directors and Certain Business
                  Relationships..........................................
                Compensation Pursuant to Pension Plans...................
Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management.............................................
                Enterprise...............................................
                PSE&G....................................................
Item 13.        Certain Relationships and Related Transactions...........
                Enterprise...............................................
                PSE&G....................................................
PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K...............................................
                Schedule II--Valuation and Qualifying Accounts
                  (Enterprise)...........................................
                Schedule II--Valuation and Qualifying Accounts (PSE&G)... Signatures--Public Service Enterprise Group Incorporated.
                Signatures--Public Service Electric and Gas Company......
                Exhibit Index............................................
                Enterprise...............................................
                PSE&G....................................................

                                 GLOSSARY TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

     Term                            Meaning
     ----                            -------

ACE..............................  Atlantic City Electric Company
AFDC.............................  Allowance for Funds used During Construction
AMT..............................  Alternative Minimum Tax
Bonds............................  First and Refunding Mortgage Bonds
BPU..............................  New Jersey Board of Public Utilities
BWR..............................  Boiling Water Reactor
CAA..............................  Federal Clean Air Act
Capital..........................  PSEG Capital Corporation
CEA..............................  Community Energy Alternatives Incorporated
CEA USA..........................  CEA USA, Incorporated
CEA New Jersey...................  CEA New Jersey, Incorporated
CERCLA...........................  Federal Comprehensive Environmental Response,
                                   Compensation and Liability Act of 1980
Certificate of Need..............  Certificate of Need under the NJNAA
CTC..............................  Competitive Transition Charge
DOE..............................  U.S. Department of Energy
Draft Phase II Report............  Draft Phase II Report of The New Jersey
                                   Energy Master Plan
DP&L.............................  Delmarva Power & Light Company
DRBC.............................  Delaware River Basin Commission
DSM..............................  Demand Side Management
Eagle Point......................  CEA Eagle Point, Incorporated
EBIT.............................  Earnings before interest and taxes
EDC..............................  Energy Development Corporation
EDHI.............................  Enterprise Diversified Holdings Incorporated
EGDC.............................  Enterprise Group Development Corporation
EITF.............................  FASB's Emerging Issues Task Force
Enterprise.......................  Public Service Enterprise Group Incorporated
EPA..............................  U.S. Environmental Protection Agency
EPAct............................  National Energy Policy Act of 1992
ERI..............................  Energis Resources Incorporated
EWGs.............................  Exempt Wholesale Generators
FASB.............................  Financial Accounting Standards Board
Fault Act........................  New Jersey Public Utility Accident Fault
                                   Determination Act
FERC.............................  Federal Energy Regulatory Commission
Fuelco...........................  PSE&G Fuel Corporation
Funding..........................  Enterprise Capital Funding Corporation
FWPCA............................  Federal Water Pollution Control Act
GE...............................  General Electric Company

    Term                            Meaning
    ----                            -------


Hope Creek.......................  Hope Creek Nuclear Generating Station
IPP..............................  Independent Power Producers
IRP..............................  Integrated Resource Plan
IRS..............................  Internal Revenue Service
ISO..............................  Independent System Operator
KWH..............................  Kilowatt-hours
LEAC.............................  Electric Levelized Energy Adjustment Clause
LGAC.............................  Levelized Gas Adjustment Charge
LNG..............................  Liquefied Natural Gas
LTIP.............................  Long-Term Incentive Plan
MD&A.............................  Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
MICP.............................  Management Incentive Compensation Plan
MOA..............................  Memorandum of Agreement
Mortgage.........................  First and Refunding Mortgage of PSE&G
MTNs.............................  Medium-Term Notes
MW...............................  Megawatts
MWH..............................  Megawatt-hours
NAAQS............................  National Ambient Air Quality Standards
NEIL.............................  Nuclear Electric Insurance Limited
NJAPCC...........................  New Jersey Air Pollution Control Code
NJDEP............................  New Jersey Department of Environmental
                                   Protection
NJGRT............................  New Jersey Gross Receipts and Franchise Tax
NJNAA............................  New Jersey Need Assessment Act
NJPDES...........................  New Jersey Pollution Discharge Elimination
                                   System
NML..............................  Nuclear Mutual Limited
NOV..............................  Notice of Violation
NOx..............................  Nitrogen Oxides
Notes............................  Notes to Consolidated Financial Statements
NPDES............................  National Pollutant Discharge Elimination
                                   System
NPS..............................  The BPU's nuclear performance standard established for nuclear generating stations
                                   owned by New Jersey electric utilities
NRC..............................  Nuclear Regulatory Commission
NUGs.............................  Non-utility Generators
NWPA.............................  Nuclear Waste Policy Act of 1982, as amended
OPEB.............................  Other Postretirement Benefits
OTAG.............................  Ozone Transport Assessment Group
Peach Bottom.....................  Peach Bottom Atomic Power Station, Units 2
                                   and 3
PECO.............................  PECO Energy Company
PJM..............................  Pennsylvania--New Jersey--Maryland
                                   Interconnection
PPUC.............................  Pennsylvania Public Utility Commission

    Term                            Meaning
    ----                            -------

Price Anderson...................  Price-Anderson liability provisions of the
                                   Atomic Energy Act of 1954, as amended
PRPs.............................  Potentially Responsible Parties
PSE&G............................  Public Service Electric and Gas Company
PSCRC............................  Public Service Conservation Resources
                                   Corporation
PSRC.............................  Public Service Resources Corporation
PUHCA............................  Public Utility Holding Company Act of 1935
PWR..............................  Pressurized Water Reactor
QFs..............................  Qualifying Facilities
RAC..............................  Remediation Adjustment Charge
RCRA.............................  Federal Resource Conservation and Recovery
                                   Act of 1976
Remediation Program..............  PSE&G Gas Plant Remediation Program
RI...............................  Remedial Investigation
RI/FS............................  Remedial Investigation and Feasibility Study
ROD..............................  Record of Decision
Salem............................  Salem Nuclear Generating Station, Units 1
                                   and 2
SALP.............................  Systematic Assessment of Licensee Performance
SEC..............................  Securities and Exchange Commission
SFAS 71..........................  Statement of Financial Accounting Standards
                                   No. 71, "Accounting for the Effects of
                                   Certain Types of Regulation"
SFAS 106.........................  Statement of Financial Accounting Standards
                                   No. 106, "Employers' Accounting for
                                   Postretirement Benefits Other than Pensions"
SFAS 109.........................  Statement of Financial Accounting Standards
                                   No. 109, "Accounting for Income Taxes"
SFAS 121.........................  Statement of Financial Accounting Standards
                                   No. 121, "Accounting for the Impairment of
                                   Long-Lived Assets and for Long-Lived Assets
                                   to be Disposed Of"
SFAS 123.........................  Statement of Financial Accounting Standards
                                   No. 123, "Accounting for Stock Based
                                   Compensation"
S02..............................  Sulfur Dioxide
Spill Act........................  New Jersey Spill Compensation and Control Act

                                     PART I


Item 1. Business

General

     Enterprise

     Public Service Enterprise Group Incorporated (Enterprise), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07101, is a public utility holding company that neither owns nor operates any physical properties. Enterprise has two direct, wholly-owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas of the State of New Jersey. EDHI is the parent of Enterprise's non-utility businesses: Community Energy Alternatives Incorporated (CEA), Public Service Resources Corporation (PSRC), Energis Resources Incorporated (ERI), Enterprise Group Development Corporation (EGDC), PSEG Capital Corporation (Capital) and Enterprise Capital Funding Corporation (Funding). For additional information on EDHI and its subsidiaries, see EDHI. EDHI sold Energy Development Corporation (EDC) in 1996. See Note 2--Discontinued Operations of Notes to Consolidated Financial Statements (Notes).

     PSE&G

     PSE&G, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101, is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5.5 million persons, about 70% of the State's population, reside. PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities--Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden--in addition to approximately 300 suburban and rural communities. This service territory contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence. PSE&G believes that it has all the franchises (including consents) necessary for its electric and gas operations in the territory it serves. Such franchise rights are not exclusive.

     Under the general laws of New Jersey, PSE&G has the right to use the public highways, streets and alleys in New Jersey for erecting, laying and maintaining poles, conduits and wires necessary for its electric operations. PSE&G must, however, first obtain the consent in writing of the owners of the soil for the purpose of erecting poles. PSE&G's rights are also subject to regulation by municipal authorities with respect to street openings and the use of streets for erecting poles in incorporated cities and towns. Concerning gas distribution, PSE&G has the right to use the roads, streets, highways and public grounds in New Jersey for pipes and conduits.

     Industry Issues

     Enterprise and PSE&G are affected by many issues that are common to the electric and gas industries such as: an increasingly competitive energy marketplace, sales retention and growth potential in a mature service territory; the need to reduce costs and deregulation and the unbundling of energy supplies and services (see Competitive Environment); the ability to obtain adequate and timely rate relief, cost recovery and other necessary regulatory approvals (see
Note 3--Rate Matters of Notes); the ability to economically operate nuclear facilities in accordance with regulatory requirements (see Nuclear Operations); increased capital investments attributable to environmental regulations (see Construction and Capital Requirements and Environmental Controls); nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel (see Electric Fuel Supply and Disposal); and credit market concerns associated with these issues.

Segment Information

     Financial information with respect to business segments of PSE&G and Enterprise is set forth in Note 16--Financial Information by Business Segments of Notes.

Competitive Environment

     Overview

     The regulatory structure which has historically governed the electric and gas industry is in transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressures on PSE&G's ability to retain customers. In addition, new technology and interest in self generation and cogeneration have provided customers with alternative sources and supplies of energy. Retention of existing customers and potential sales growth will depend upon the ability of PSE&G to reduce costs, meet customer expectations and respond to changing economic conditions and energy regulation.

     Federal Regulatory Bodies

     PSE&G is subject to regulation by the Federal Energy Regulatory  Commission
(FERC) with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. Enterprise is not subject to regulation by the FERC. Enterprise has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof, which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Construction and operation of nuclear generating facilities are regulated by the Nuclear Regulatory Commission
(NRC). For additional information relating to regulation by the NRC, see Nuclear Operations. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

     Federal Regulation (Electric)

     The electric industry is currently undergoing restructuring as a result of federal legislation and regulatory initiatives. The National Energy Policy Act of 1992 (EPAct) eased restrictions on independent power producers (IPP) in an effort to increase competition in the wholesale electric generation market. As the barriers to entry in the power production business have been lowered, the construction of cogeneration facilities and independent power production facilities has been growing, resulting in lower cost alternatives for large commercial and industrial customers.

     FERC Order No. 888, requiring all public utilities owning, controlling or operating transmission lines to file nondiscriminatory open access tariffs that offer others the same wholesale transmission service utilities provide to themselves, became effective on July 9, 1996. By March 1, 1997, intra-pool transactions for power pools must also be under a nondiscriminatory, pool-wide open access tariff. Transmission services covered by Order No. 888 include network and point-to-point services, as well as ancillary services and a pro forma tariff setting minimum terms and conditions of service for nondiscriminatory open access transmission service. Public utilities are required both to offer service to others under the pro forma tariff and to use the pro forma tariff for their own wholesale energy sales and purchases. This Order also provides public utilities with the opportunity to seek full recovery of prudently incurred, legitimate and verifiable stranded costs resulting from the transfer of open access wholesale transmission service customers to another supplier. To be eligible for recovery, stranded costs must be associated with wholesale requirement contracts signed before July 11, 1994. After that date, recovery must be specifically provided for in the contract. FERC has ruled that stranded costs should be recovered from a utility's departing wholesale customers. FERC has also stated that if costs are stranded by retail wheeling, utilities should first look to the states to recover those costs. FERC will become involved only if state regulators lack authority under state law to provide for stranded cost recovery.

     As a result of open access mandated by Order No. 888, there is likely to be increased competition from lower-cost, coal-fired plants in the Midwest that are subject to less restrictive pollution control requirements than utilities in Northeastern states. These facilities, by increasing their power production in order to sell into higher priced markets including the Northeast, will, in turn, increase the release of pollutants that eventually make their way to New Jersey and other northeastern states due to the prevailing westerly winds.

     Numerous parties, including PSE&G, have filed requests seeking rehearing and clarification of various aspects of Order No. 888. These filings are currently pending before FERC. After exhausting administrative remedies, judicial appeals of this Order may also occur. It is possible, therefore, that this Order will be substantially modified.

     For discussion of the Pennsylvania,  New Jersey,  Maryland  Interconnection
(PJM) proposal in response to Order No. 888, see Pennsylvania--New Jersey--Maryland Interconnection. For a discussion of PSE&G's actions related to the potential environmental impact of Order No. 888, see Environmental Controls--Air Pollution Control.

     Federal Regulation (Gas)

     Over the last decade the natural gas industry has experienced a dramatic transformation as several FERC initiatives have subjected the industry to competitive market forces. On the interstate level, the pipeline suppliers that serve PSE&G have unbundled gas supply and transportation service and now offer transportation services that move gas purchased from numerous natural gas producers and marketers to PSE&G's service territory.

     State Regulatory Bodies

     As a New Jersey public utility, PSE&G is subject to comprehensive regulation by the New Jersey Board of Public Utilities (BPU) including, among other matters, regulation of intrastate rates and service and of the issuance and sale of securities. As a participant in the ownership of certain generation and transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission (PPUC) in limited respects in regard to such facilities. Enterprise is not subject to direct regulation by the BPU, except potentially with respect to certain transfers of control and reporting requirements. The BPU may also impose certain requirements with respect to affiliate transactions between and among PSE&G, Enterprise and Enterprise's non-utility subsidiaries. (See EDHI.)

     State Regulation (Electric)

     EPAct prevents FERC from ordering retail wheeling and preserves any existing state authority to mandate retail wheeling. New Jersey regulators have been reviewing existing regulations in an effort to develop a revised regulatory structure that would afford public utilities, such as PSE&G, increased flexibility to meet the competitive challenges of the future.

     On January 16, 1997, the BPU issued its draft report regarding Phase II of the New Jersey Energy Master Plan (draft Phase II report) addressing wholesale and retail electric competition in New Jersey. The draft Phase II report proposes the restructuring of the electric power industry in New Jersey. Beginning in October 1998, 5% of retail electric customer load of all classes (industrial, commercial and residential) would be allowed to directly choose their electric power supplier. All customers would be phased-in, with the percentage increasing to 20% in April 1999, 35% in October 1999, 50% in April 2000, 75% in October 2000 and 100% in April 2001. For a discussion of the draft Phase II report, see Competitive Environment of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     Phase I of the New Jersey Energy Master Plan, issued in 1995, called for legislation that would allow New Jersey utilities to propose, subject to BPU approval, alternatives to rate base/rate of return pricing, allow for pricing flexibility under certain standards for customers with competitive options and equalize the impact of tax policies (such as the New Jersey Gross Receipts and Franchise Tax (NJGRT) currently assessed on retail energy utility sales) upon all energy producers. Customers of PSE&G, as well as those of other New Jersey electric and gas utilities, pay the NJGRT which, in effect, adds approximately 13% to their bills. The NJGRT is a unit tax based on electric kilowatt-hour and gas therm sales. This tax provides an incentive to large-volume electric and gas customers to obtain their energy supplies from non-utility sources not subject to NJGRT. A joint task force of the BPU and the New Jersey Treasury Department has proposed replacing the current NJGRT with a combination of the existing corporate business tax, existing state sales and use tax and a transitional assessment which would be phased out over an expected seven year time frame. After the phase-out is completed, the proposal is expected to improve the competitive position of electric and gas utilities vis-a-vis non-utility energy providers in the New Jersey markets. Although proposed legislation to implement this tax change has been introduced in the state legislature, PSE&G cannot predict when or if this proposal will be adopted.

     Following adoption of the legislation recommended by the Phase I report, PSE&G filed a petition with the BPU for its New Jersey Partners in Power Plan in January 1996 to provide PSE&G with the mechanisms and incentives to compete more effectively on several fronts, including the ability to develop revenue from non-regulated products and services, accelerate or modify depreciation schedules to help mitigate potential stranded costs and more aggressively manage costs. On January 31, 1997, in recognition of the fact that the mandatory rate proceedings required by the draft Phase II report rendered its filing moot, PSE&G withdrew its 1996 rate filing, the New Jersey Partners in Power Plan, from further BPU consideration. For information on rate matters, including the recently approved settlement agreement that resolved three regulatory issues before the BPU, see
Note 3--Rate Matters of Notes.

     State Regulation (Gas)

     PSE&G's unbundled gas transportation tariffs, which have been in place since 1994, allow any nonresidential customer, regardless of size, to purchase its own gas, transport it to PSE&G and require PSE&G to deliver such gas to the customer's facility. To date, over 10,000 commercial and industrial customers, out of a total of approximately 180,000 such customers, have elected to utilize this service. It is expected that this number will continue to grow as marketers become more active in New Jersey and encourage customers to convert from PSE&G's sales tariff. PSE&G has a proposal pending before the BPU that would offer unbundled gas services to residential customers of four towns on a pilot basis (see Competitive Environment of MD&A). Current transportation rate schedules produce the same non-fuel revenue per therm as existing sales tariff rate schedules (see State Regulation (Electric) for a discussion of the NJGRT). Thus, to date, PSE&G's earnings have been unaffected by whether the customers remain on sales tariffs or convert to transportation service. Enterprise's indirect subsidiary, ERI, is a non-utility gas marketing company which operates in New Jersey and several other states (see EDHI--ERI).

     Other State Regulatory Matters

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

     Under New Jersey law, the BPU is required to audit all or a portion of the operating procedures and other internal workings of every gas or electric utility subject to its jurisdiction, including PSE&G, at least once every six years. The BPU may, upon completion of the audit and after notice and hearing, order the utility to adopt such new practices and procedures that it shall find reasonable and necessary to promote efficient and adequate service to meet public convenience and necessity. PSE&G cannot predict when the next BPU audit of its operations will commence.

     As a result of a follow-up to PSE&G's last management audit, the BPU approved a plan which, among other things provides: (1) that Enterprise will not permit EDHI's non-utility investments to exceed 20% of Enterprise's consolidated assets without prior notice to the BPU (such investments at December 31, 1996 were approximately 12% of assets); (2) that the PSE&G Board of Directors include non-employee Enterprise directors, with an annual certification by such Board that the business and financing plans of EDHI will not adversely affect PSE&G;
(3) that Enterprise agree to (a) limit debt supported by the minimum net worth maintenance agreement between Enterprise and Capital to $750 million, and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) that EDHI pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its Levelized Gas Adjustment Charge (LGAC) and Electric Levelized Energy Adjustment Clause (LEAC) to reduce utility rates. Effective January 31, 1995, the debt supported by the minimum net worth maintenance agreement was limited to $650 million and the affiliation fee was and will be proportionately reduced as such supported debt is reduced. Enterprise and EDHI and its subsidiaries continue to reimburse PSE&G for the costs of all services provided to them by employees of PSE&G.

     The issue of Enterprise sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was addressed by the BPU in a July 28, 1995 letter which informed PSE&G that the issue of consolidated tax savings can be discussed in the context of its next base rate case or plan for an alternative form of regulation. The BPU's letter in this action served as closure of the most recent management audit. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and non-utility businesses. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future proceedings.

Construction and Capital Requirements

     For information concerning investments, construction and capital requirements see Construction and Capital Requirements of MD&A, Note 7--Schedule of Consolidated Debt, Note 8--Long-Term Investments and Note 13--Commitments and Contingent Liabilities of Notes.

Financing Activities

     For a discussion of issuance, repurchase, book value and market value of Enterprise's Common Stock and external financing activities of Enterprise, PSE&G and EDHI for the year 1996, see Liquidity and Capital Resources of MD&A and Item
5. Market for Registrant's Common Equity and Related Stockholder Matters.

     For  a  discussion   of  Capital  and  Funding,   see   EDHI--Capital   and
EDHI--Funding. For further discussion of long-term debt and short-term debt, see
Note 7--Schedule of Consolidated Debt of Notes.

Federal Income Taxes

     For information regarding Federal income taxes, see Note 1--Organization and Summary of Significant Accounting Policies, Note 3--Rate Matters and Note 11--Federal Income Taxes of Notes.

Credit Ratings

     The current ratings of securities of Enterprise's subsidiaries are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised downward or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of Enterprise's Common Stock and PSE&G's securities and serve to increase the cost of capital of PSE&G and EDHI.

                                                            Standard &   Duff &
                                                  Moody's     Poor's     Phelps
                                                  -------  -----------  -------
                       PSE&G
                       -----
Mortgage Bond...................................    A3         A-         A
Debenture Bond..................................    Baa1       BBB+       A-
Preferred Stock.................................    Baa1       BBB+       A-
Commercial Paper................................    P2         A2         Duff 1
Commercial Paper (PSE&G Fuel Corp)..............    P2         A2         Duff 1

     As a component of the ratings noted above, each rating agency issues its opinion of the credit trend or outlook for PSE&G. Each of the three rating agencies currently evaluate that outlook as negative. Since the end of 1996, Moody's, Standard & Poor's and Duff & Phelps have reviewed and affirmed the ratings noted above.

                                                            Standard &   Duff &
                                                  Moody's     Poor's     Phelps
                                                  -------  -----------  -------
                       EDHI
                       ----

Senior Debt (Capital)..........................     Baa2       BBB        BBB+

PSE&G

Rate Matters

     For information concerning the New Jersey Energy Master Plan, PSE&G's rate matters, and environmental remediation and fuel adjustment clauses see
Competitive Environment-State Regulation (Electric), Note 1--Organization and Summary of Significant Accounting Policies and Note 3--Rate Matters of Notes. For information concerning PSE&G's Under (Over) recovered Electric Energy and Gas Fuel Costs, see Note 6--Deferred Items of Notes.

Customers

     As of December 31, 1996, PSE&G provided service to approximately 1.9 million electric customers and 1.5 million gas customers. PSE&G is not dependent on a single customer or a few customers for its electric or gas sales. For the year ended December 31, 1996, PSE&G's operating revenues aggregated $5.8 billion, of which 68% was from its electric operations and 32% from its gas operations. PSE&G's business is seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes.

     1996 Revenues were derived as follows:

                                                       Revenues
                                                       --------
                                                  Electric   Gas
                                                  --------   ---
                                                  (Millions of Dollars)
                                                  ---------------------

     Residential..............................      $1,242     $ 932
     Commercial...............................       1,824       475
     Industrial...............................         652       318
     Transportation Service--Gas..............         --         88
     Other....................................         226        68
                                                    ------    ------
          Total...............................      $3,944    $1,881
                                                    ======    ======

     For information on the impact of competition on PSE&G's customer and revenue base, see Competitive Environment--State Regulation and Competitive Environment of MD&A.

Integrated Resource Plan (IRP)

     Pursuant to its IRP, PSE&G periodically reevaluates its forecasted customer load and peak growth and the sources of electric generating capacity and Demand Side Management (DSM) to meet such projected growth (see Demand Side Management below). The IRP takes into account assumptions concerning future customer demand, future cost trends, especially fuel and purchased power expenses, the effectiveness of conservation and load management activities, the long-term condition of and projected additions to PSE&G's plants and capacity available from other electric utilities and non-utility suppliers. The IRP forecasts a compound annual rate of growth of 1.3% for electric system peak demand over the period 1997-2001.

Pennsylvania--New Jersey--Maryland Interconnection (PJM)

     PSE&G is a member of the PJM which integrates the bulk power generation and transmission supply operations of 11 utilities in Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia, and, in turn, is interconnected with other major electric utility companies in the northeastern part of the United States. The PJM is operated as one system and provides for the purchase and sale of power among members on the basis of reliability of service and operating economy. As a result, the most economical mix of generating capability available is used to meet PJM daily load requirements. PSE&G's output, as shown under Electric Fuel Supply and Disposal, reflects significant amounts of purchased power because at times it is more economical for PSE&G to purchase power from PJM and others than to produce it. As of December 31, 1996, the aggregate installed generating capacity of the PJM companies was 57,308 megawatts (MW). The all time record peak one-hour demand experienced by PJM was 48,524 MW which occurred on August 2, 1995. PSE&G's capacity obligations to the PJM system vary from year to year due to changes in system characteristics. PSE&G expects to have sufficient installed capacity to meet its obligations during the 1997-2001 period.

     PSE&G is also a party to the Mid-Atlantic Area Reliability Council (MAAC) which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to reliability of the bulk electric supply systems in the Mid-Atlantic area.

     In July 1996, the member  companies of PJM,  except for PECO Energy Company
(PECO), filed a proposal in response to Order No. 888 to reorganize PJM into an Independent System Operator (ISO) to administer a pool-wide open-access transmission tariff and to operate a centrally dispatched bid-based energy market. PECO filed a separate proposal with FERC. On November 13, 1996, FERC announced that it was rejecting the restructuring proposals of both PECO and the other PJM companies due to concerns regarding the independence of the proposed ISO, among other things.

     FERC's November 13, 1996 Order directed PJM to submit a single consensus pool restructuring proposal after gathering public input. Recognizing the difficulty of achieving a consensus on a comprehensive restructuring proposal by the December 31, 1996 deadline for compliance with Order No. 888, FERC urged the PJM companies to minimally comply by filing a pool-wide open access transmission tariff and a reformed pooling agreement by year end. During December 1996, PJM conducted five public meetings which resulted in a single "interim" compliance filing at FERC on December 31, 1996.

     There are significant differences between the PECO and the other PJM companies' approaches to the energy market and design of transmission tariffs. If the PECO rate design position prevails, the result could be an adverse revenue impact of up to $40 million annually to PSE&G due to transmission tariff sensitivity. Transmission tariff sensitivity is driven principally by uncertainty with respect to the ultimate rate design methodology FERC approves, and the allocation of transmission costs of service of the various PJM companies in the final FERC tariff.

     The PJM Companies are currently meeting among themselves and with other interested stakeholders in an attempt to reach consensus on a more comprehensive restructuring of PJM, including the establishment of an ISO, with the goal of making a consensus restructuring filing with FERC by May 31, 1997.

Power Purchases

     A component of PSE&G's IRP consists of expected capacity additions from Non-utility Generators (NUGs). NUG projects are expected to comprise approximately 6.5% of capacity resources by 2005. This availability of NUG generation reduces the need for PSE&G to build or acquire additional generation.

Demand Side Management (DSM)

     In order to encourage DSM, the BPU adopted rules in 1991 to encourage utilities to offer DSM related load management and conservation services. These rules were re-adopted in October 1996 with minimal changes. The rules are designed to place DSM on equal regulatory footing with supply side or energy production investments. In its January 16, 1997 Draft Phase II report, the BPU proposes that during the transition to a restructured industry, DSM programs continue to be implemented by utilities and funded through rates. Initially, the existing DSM rules would apply. For the longer term, the rules would be modified to reflect increasing reliance on market forces to drive DSM (see Competitive Environment--State Regulation).

     PSE&G's  current DSM  Resource  Plan was approved by the BPU in 1995 and is designed to encourage investment in energy-saving DSM activities. These activities involve energy saving techniques and technologies, such as high-efficiency lighting and motors, which help reduce customer demand for energy. The DSM Resource Plan consists of two major program areas for both electric and gas: (1) a core program which includes many specialized programs such as energy audits, seal-ups and rebates for high efficiency heating and cooling equipment; and (2) a standard offer program which is performance based and provides payment for measurable energy savings resulting from the installation of qualified measures that improve the energy efficiency of end-uses.

     PSE&G's IRP calls for PSE&G to utilize DSM to meet most of its incremental resource needs for the next decade. PSE&G projects 417 MW of passive DSM and 397 MW of active DSM by the year 2001.

Electric Generating Capacity

     The following table sets forth certain information as to PSE&G's installed generating capacity as of December 31, 1996:

                                                  Installed
                                                 Capacity (a)
Source                                               (MW)          Percentage
----------------------------------------------  ---------------  --------------
Conventional Steam Electric
     Oil-fired (b).............................         1,723              17
     Coal-fired New Jersey (c).................         1,242              12
     Coal-fired Pennsylvania (mine mouth) (d)..           770               7
Combustion Turbine (e).........................         2,724              26
     Combined Cycle............................           890               9
     Diesel (d)................................             5              --
     Nuclear (d)
          New Jersey...........................         1,921              18
          Pennsylvania.........................           930               9
     Pumped Storage (d) (e)....................           200               2
                                                ---------------  --------------
               Total...........................        10,405             100
                                                ---------------  --------------

(a) Excludes 664 MW of non-utility generation and 115 MW of capacity sales to Atlantic City Electric Company (ACE), Delmarva Power & Light Company (DP&L) and GPU, Inc.
(b)    Units with aggregate capacity of 836 MW can also burn gas.
(c)    Can also burn gas.
(d)    PSE&G share of jointly owned facilities.
(e)    Primarily used for peaking purposes.

       For additional information, see Item 2. Properties--PSE&G--Electric Properties.

     The capacity available at any time may be less than the installed capacity because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements or unforeseen circumstances. The maximum one-hour demand (peak load) which PSE&G experienced in 1996 was 8,439 MW, which occurred on August 23, 1996, when the day's output was 159,184 megawatt-hours (MWH) of electricity. The all time peak load record is 9,467 MW, which occurred on August 2, 1995, when the day's output was 182,404 MWH of electricity.

     PSE&G expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with outages of equipment, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its system.

Nuclear Operations

     PSE&G has an ownership interest in five nuclear generating units and operates three of these, Salem Units 1 and 2 and Hope Creek. PECO operates Peach Bottom Units 2 and 3. Operation of nuclear generating units involves continuous close regulation by the NRC. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements and continuous demonstrations to the NRC that plant operations meet applicable requirements. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For information concerning the performance of the nuclear units, see Note 13--Commitments and Contingent Liabilities of Notes.

     The scheduled 1997, 1998, and 1999 refueling outages, ranging from five to ten weeks in duration, for PSE&G's five licensed nuclear units are expected to commence in the following months:

                                             Refueling Outages
                                  1997              1998            1999
------------------------       -------------    --------------   -------------
     Salem 1............           --               (a)              --
     Salem 2............           --               (a)              (a)
     Hope Creek.........        September           --             January
     Peach Bottom 2.....           --            September           --
     Peach Bottom 3.....        September           --            September

(a) Refueling outage will be scheduled to commence approximately 18 months subsequent to Unit's return to service and 18 months thereafter.

     Salem

     Salem Generating Station consists of two 1106 MW pressurized water nuclear reactors (PWR) located in southern New Jersey on the Delaware River. PSE&G owns 42.59% of the Salem units and operates them on behalf of itself and three other owners: PECO--42.59%; ACE--7.41%; and DP&L--7.41%. As of December 31, 1996,
PSE&G's net book value was approximately $214 million for Salem 1, $257 million for Salem 2 and $155 million in common plant between the two units. Each Salem unit represents approximately 4% of PSE&G's installed electric generating capacity, approximately 2% of its total assets and approximately 3% to 4% of its net utility plant in service.

     As previously reported, Salem Units 1 and 2 were taken out of service by PSE&G in the second quarter of 1995 and remain out of service. During these outages, PSE&G has made significant changes and improvements related to the people, processes and equipment at Salem to improve the long-term reliability of the units. During the course of these outages, PSE&G has also been required to address certain generic issues applicable to nuclear power plants, which have contributed to the length of the outages.

     Salem Unit 2 is in the final stage of preparation for restart. The reactor has been refueled and reassembled and the reactor coolant pumps have been tested and placed in service. Over 90% of the total work activities have been completed and approximately 80% of the plant systems have been restored. The unit is scheduled to enter Mode 4 in late February/early March 1997 which will allow additional testing to be performed in preparation for start-up.

     A generic letter from the NRC (used to notify the nuclear industry of issues affecting nuclear plants generally) identified an issue that has impacted the Salem Unit 2 start-up schedule. This Generic Letter (96-06) requested all nuclear utilities, including PSE&G, to review systems for potential waterhammer events (hydrodynamic stress caused by steam formation in a piping system) and the impact that these events could have on the system's safety function. PSE&G determined that in order to address the concerns of Generic Letter 96-06, modifications were necessary to the containment fan coil units of Salem Units 1 and 2, which provide containment air cooling. As a result of installation of these modifications and the time required for NRC acceptance of PSE&G's proposed resolution of these issues, the start-up of Salem Unit 2 has been delayed, resulting in an expected return to service in the second quarter of 1997.

     Salem Unit 1 is expected to return to service in the Fall of 1997, after replacement of the unit's four steam generators, which was required in order to correct a generic problem with certain PWRs. Removal of the old steam generators has been completed and installation of the new steam generators is underway. Salem Unit 1 will also require modifications similar to Salem Unit 2 to respond to Generic Letter 96-06, but such modifications are not expected to further delay that unit's return to service.

     At the January 1997 semi-annual NRC Senior Management Meeting, the Salem Units were placed on the NRC's Watch List and designated as a Category 2 facility (i.e., a plant that is authorized to operate, but one that the NRC will monitor closely). In a letter to PSE&G advising of the action, the NRC noted that this action was not due to any performance problems or decline during its current evaluation period. The letter stated that the NRC staff was satisfied with the overall approach being taken by PSE&G to return the Salem Units to service. The letter acknowledged many positive steps that have been taken at Salem including the strong management team that has been assembled, numerous plant components that have been refurbished or replaced, extensive training and requalification programs for the operations and maintenance staffs and strengthened engineering support. However, the letter indicated that Salem should have been previously designated as a Category 2 plant and that it would not be ready to leave that status until satisfactory integrated station performance at power could be observed.

     Restart of the units is subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC, which encompasses a review and improvement of personnel, process and equipment issues. On January 14, 1997, Senator Joseph Biden of Delaware wrote to the NRC to request that the full Commission vote on the decision to restart Salem, rather than permit the NRC staff to authorize the restart under applicable NRC rules. By letter to Senator Biden dated February 20, 1997, the NRC advised that it would not require a full commission vote on Salem restart. The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the financial position, results of operations or net cash flows of Enterprise and PSE&G.

     The outage of a Salem unit causes PSE&G to incur replacement power costs of approximately $4 to $6 million per month. Such amounts vary, however, depending on the availability of other generation, the cost of purchased energy and other factors, including modifications to maintenance schedules of other units. For certain litigation relating to Salem, see Item 3--Legal Proceedings and Note 13--Commitments and Contingent Liabilities of Notes. For discussion of the costs related to the Salem shutdown, see Nuclear Operations of MD&A.

     Hope Creek

     Hope Creek Generating Station consists of one 1031 MW boiling water nuclear reactor (BWR) located in southern New Jersey on the Delaware River adjacent to Salem. PSE&G owns 95% of Hope Creek and operates the unit on behalf of itself and ACE, which owns the remaining 5%. As of December 31, 1996, PSE&G's net book value for Hope Creek was approximately $2.9 billion. Hope Creek represents approximately 9% of PSE&G's installed electric generating capacity, approximately 20% of its total assets and approximately 28% of its net utility plant in service.

     Hope Creek successfully completed its sixth refueling and maintenance outage in March 1996. An outage at Hope Creek causes PSE&G to incur replacement energy costs of approximately $10 to $16 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     On December 24, 1996, the NRC issued its latest periodic Systematic Assessment of Licensee Performance (SALP) report for Hope Creek for the period between April 23, 1995 and November 9, 1996. The NRC noted that overall performance improved during the SALP period, after a significant decline in performance that occurred early in the period. Further, the NRC noted that PSE&G's actions to address the areas of concern, once identified, were comprehensive and generally effective. Three areas, Operations, Maintenance and Engineering, were each rated Category 2, as they had been in the previous SALP rating. Improvements were noted in these areas with most of the improvement in Operations and Maintenance occurring later in the period. The fourth area, Plant Support, was also rated Category 2, a decline from the previous SALP rating due to problems principally with security, radiation protection and emergency preparedness implementation. Weaknesses in communication contributed to performance issues across the organization.

     Peach Bottom

     Peach Bottom Atomic Power Station consists of two 1093 MW BWRs located in Southeastern Pennsylvania on the Susquehanna River. PECO owns 42.49% of the Peach Bottom units and operates them on behalf of itself and three other owners:
PSE&G 42.49%; ACE 7.51%; and DP&L 7.51%. As of December 31, 1996, PSE&G's net book value was approximately $203 million for Peach Bottom 2 and $209 million for Peach Bottom 3. Each Peach Bottom unit represents approximately 4% of PSE&G's installed electric generating capacity, approximately 1.5% of its total assets and approximately 2% of its net utility plant in service.

     Peach Bottom 2 successfully completed a scheduled refueling and maintenance outage in November 1996. The outage of a Peach Bottom unit causes PSE&G to incur additional replacement energy costs of approximately $4 to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units.

     Other Nuclear Matters

     In 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE BWR located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions. PSE&G (Hope Creek) and PECO (Peach Bottom) participated in a GE BWR Owners' Group to evaluate this issue and develop long-term corrective actions. During its 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek has been placed in the lowest susceptibility category under these guidelines. Hope Creek must do another shroud inspection during its next refueling outage in 1997, or perform a preemptive repair that would maintain the structural integrity of the shroud under all normal and design basis accident conditions for the remaining life of the plant.

     PECO has advised PSE&G that Peach Bottom 3 was examined during its 1995 refueling outage and that its examinations disclosed that the extent of cracking identified was to be within industry-established guidelines and that there is a substantial margin for each core shroud weld to allow for continued operations of Unit 3. PECO has also advised that Peach Bottom 2 was reinspected during its 1996 refueling outage. The examinations disclosed that while additional minor flaw indications were discovered, PECO concluded, and the NRC concurred, that neither repair nor modification to the core shroud was necessary prior to restarting the reactor.

     In a separate matter, as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Alternative resolution options will be subject to NRC approval. PSE&G has responded to the NRC, indicating its intention to comply with the Bulletin, and expects to submit its planned actions and schedules for Hope Creek after the NRC approves a utility resolution guidance document. PECO has advised PSE&G that large capacity passive strainers will be installed at Peach Bottom Units 3 and 2 during their next refueling outages in September 1997 and September 1998, respectively. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

     In August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and Hope Creek. Based on the results of that inspection, apparent violations were identified. On December 11, 1996, PSE&G received a $100,000 civil penalty for two severity level III violations and three severity level IV violations were received with no civil penalty. PSE&G will not dispute these violations.

     In October 1996, PSE&G and PECO, along with other nuclear plant operators, received a request for information from the NRC regarding the adequacy and availability of each plant's design bases data. The NRC is requiring that information be submitted under oath and affirmation to provide it added confidence and assurance that all nuclear units are operated and maintained within the design bases of the facilities and that any deviations have been or will be reconciled in a timely manner. PSE&G responded to the NRC's request on February 11, 1997 with a detailed description of ongoing activities and new initiatives to ensure that Salem and Hope Creek are operated and maintained within their design bases. Since the information which was submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, PSE&G cannot at this time predict what impact the NRC's request will have.

     On December 11, 1996, PSE&G received a severity level II violation and an $80,000 civil penalty from the NRC for apparent violations which occurred in 1993 and early 1994, involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. PSE&G will not dispute this violation.

     Nuclear Decommissioning

     In accordance with the Nuclear Waste Policy Act of 1982, as amended (NWPA), utilities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear utility places funds in independent external trust accounts it maintains to provide for decommissioning. PSE&G currently recovers from its customers the amounts paid into the trust fund over a period of years. For information concerning nuclear decommissioning costs, see Note 4--PSE&G Nuclear Decommissioning of Notes.

Electric Fuel Supply and Disposal

     The following table indicates PSE&G's MWH output by source of energy:

                                                             Actual    Estimated
Source                                                        1996       1997
---------------------------------------------------------   --------   ---------
     Nuclear
        New Jersey facilities............................        15%         27%
        Pennsylvania facilities..........................        17          15
     Fossil
        Coal
          New Jersey facilities..........................         9          12
          Pennsylvania facilities........................        13          12
        Natural Gas......................................         5           5
        Residual Oil.....................................         0           0
     Net PJM Interchange and Purchases From Utilitiesd
     and NUGs............................................        41          29
                                                            --------   ---------
               Total.....................................       100%        100%

     PSE&G's cost of fuel used to generate electricity in the periods shown below was as follows:

                                                                                      NATURAL
                NUCLEAR                           COAL                                  GAS                    OIL
                -------                           ----                               ----------     ------------------------

                                    NEW JERSEY                PENNSYLVANIA
                                    FACILITIES                FACILITIES
                               ----------------------    ----------------------
                  Cents/                      Cents/                   Cents/           Cents/                      Cents/
                 Million                     Million                  Million          Million                     Million
  Year             BTU           $/Ton         BTU        $/Ton          BTU             BTU         $/Barrel        BTU
---------       ---------      ---------    ---------    --------    ----------      ----------     ----------    --------
  1994           62.3            56.31        213.8       34.78         140.7            197.8         22.19       361.02
  1995           60.8            58.29        214.0       33.30         134.4            176.6         20.17       324.50
  1996           55.7            53.85       205.32       34.67        140.35           325.92         29.02       476.84


PSE&G's current electric rate structure is designed to permit the recovery of fuel costs on a current annual basis (see Note 3--Rate Matters of Notes).

     Nuclear Fuel

     The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of the uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies.

     PSE&G has several long-term contracts with ore operators to process uranium ore to uranium concentrate to meet the currently projected requirements for the Salem and Hope Creek units fully through the year 2001 and, thereafter, 50% of their requirements through the year 2003.

     The length of contracts for conversion, enrichment and fabrication services to meet the fuel cycle requirements for Salem and Hope Creek units are shown in the following table:

        Nuclear Unit                Conversion   Enrichment    Fabrication
        ------------                ----------   ----------    -----------
Salem 1......................           2001         (1)            2004
Salem 2......................           2001         (1)            2005
Hope Creek...................           2001         (1)            2000

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

     PSE&G has been advised by PECO that it has contracts for the purchase of uranium which will satisfy the fuel requirements of Peach Bottom 2 and 3 through 2002. PECO has also advised PSE&G that it has contracted for the following segments of the nuclear fuel supply cycle for Peach Bottom 2 and 3 through the following years:

        Nuclear Unit                Conversion   Enrichment    Fabrication
        ------------                ----------   ----------    -----------
Peach Bottom 2...............           2001        2004            1999
Peach Bottom 3...............           2001        2004            2000

     Coal

     Approximately 40% of PSE&G's coal supply for its New Jersey facilities is obtained under a contract which expires in 1999. The balance of the supply is contracted annually from various suppliers, with many of whom PSE&G has dealt on a continuing basis for a number of years, supplemented by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining adequate coal supplies.

     PSE&G has approximately a 23% interest in the Keystone and Conemaugh coal-fired generating stations located in Western Pennsylvania and operated by Pennsylvania Electric Company. At least 71% of the fuel required by the Keystone station is supplied by one coal company under a contract which expires December 31, 2004. At least 30% of the fuel required by Conemaugh station is supplied by another coal company under a contract which expires on December 31, 1997. The balance of the fuel requirements for each station is supplied through spot purchases obtained from local suppliers. The Keystone Conemaugh Projects Office, which runs project administration at these plants on a day to day basis, has advised PSE&G that it does not presently anticipate any difficulties in obtaining adequate coal supplies. (See Environmental Controls).

     Natural Gas

     PSE&G utilizes natural gas available from various spot and short-term gas contracts, to replace other fuels for electric generation. Presently, there are no legal restrictions on the use of natural gas for electric generation in existing plants. PSE&G does not presently anticipate any difficulties in obtaining natural gas supplies.

     Oil

     PSE&G uses residual oil in its conventional fossil-fired, steam-electric units. The supply of residual oil is furnished by spot market purchases. PSE&G uses distillate fuel in its combustion turbines which is also acquired by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining oil supplies.

     Nuclear Fuel Disposal

     After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under NWPA, the Federal government has entered into contracts for transportation and ultimate disposal of the spent fuel. The Federal government's present policy is that spent nuclear fuel will be accepted for storage and disposal at government-owned and operated repositories. However, at present, no such repositories are in service or under construction. The U.S. Department of Energy
(DOE) has announced that it will not be able to open a permanent, high-level nuclear waste storage repository until 2010, at the earliest. However, the DOE has also indicated that progress on the repository would be delayed beyond 2010 if sufficient funds, though available in the Nuclear Waste Fund, are not appropriated by the Congress for this program.

     In conformity with the NWPA, PSE&G entered into contracts with the DOE for the disposal of spent nuclear fuel from Salem and Hope Creek. Similarly, PECO contracted with the DOE in connection with Peach Bottom 2 and 3. Under these contracts, the DOE is required to take title to the spent fuel at the site, then transport it and provide for its permanent disposal at a cost of one mill per KWH of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983.

     On September 7, 1995, PSE&G, along with other utilities, filed a petition for review of DOE's Final Interpretation on nuclear waste acceptance issues in the U.S. District Court of Appeals for the District of Columbia Circuit. The petition was consolidated with a similar petition by a group of 40 states and state agencies. On July 23, 1996, the Court of Appeals ruled in favor of the petitioners. The Court rejected DOE's interpretation of its statutory obligation as contingent upon operation of a facility constructed under the NWPA and held that the statutory obligation to commence spent nuclear fuel acceptance no later than January 31, 1998 is "without qualification or condition". The Court further held that the DOE has admitted an anticipatory breach of its statutory and contractual obligation by announcing that DOE anticipates it will be unable to begin acceptance of spent nuclear fuel for disposal or interim storage by January 31, 1998. On January 31, 1997, a coalition of 36 electric utilities including PSE&G filed a lawsuit in the U.S. District Court of Appeals for the District of Columbia Circuit. This lawsuit asks the Court to order the utilities to place payments to the Nuclear Waste Fund after February 1, 1998 into an escrow account, and not provide these funds to the DOE until it fulfills its obligations. In addition to the utilities' suit, 46 state agencies have filed a similar combined lawsuit against the DOE.

     Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license).

     As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2008 for Salem 1 and 2012 for Salem 2, prior to losing an operational full core discharge reserve. The current shutdown of the Salem Units is expected to extend these dates further by a few years. The Hope Creek pool is also fully racked and it is expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. The units can be safely operated for many years beyond these dates, as pool storage capacity is expected to continue to be available. In addition, PECO has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 2001 for Unit 3, prior to losing full core reserve capability, and that expansion of storage capacity beyond such dates is being investigated.

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

     In 1991, New Jersey enacted legislation providing for funding of the estimated $90 million cost of establishing a LLRW disposal facility. New Jersey would recover the costs through fees paid by LLRW generators. PSE&G's overall share is expected to be about 40% of the total cost and has provided about $4.8 million to date. New Jersey has introduced a volunteer siting process to establish a LLRW disposal facility by the year 2000. Public meetings have been held across the state in an effort to provide information to and obtain feedback from the public. To date, there have been no voluntary sites identified.

     Because of the uncertainties regarding disposal, PSE&G built an on-site facility which was completed in September 1994. This facility provides five years of storage for LLRW from Hope Creek and Salem. The facility was used from July 1994 through June 1995, while the Barnwell facility was temporarily unavailable, and emptied when Barnwell re-opened in 1995. It will be used for interim storage of radioactive materials and waste, and if it proves necessary in the future, to temporarily store waste until New Jersey provides a permanent disposal facility.

     PECO has advised PSE&G that it has an on-site LLRW storage facility for Peach Bottom, which will provide at least 5 years of temporary storage. PECO has also advised PSE&G that Pennsylvania is pursuing its own LLRW site development via state-selected candidate sites, along with a volunteer plan option.

Gas Operations and Supply

     PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery/landfill gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources for energy production.

     As of December 31, 1996, the daily gas capacity of PSE&G was as follows:

Type of Gas                                    Therms Per Day
--------------------------------------      -----------------
Natural gas...........................             23,099,000
Liquefied petroleum gas...............              2,200,000
Refinery/landfill gas.................                323,000
                                            =================
        Total.........................             25,622,000
                                            =================

     About 40% of the daily gas capacity is high load factor natural gas and is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal sales, contract peaking supply, propane and refinery/landfill gas. PSE&G's total gas sold to and transported for its various customer classes in 1996 was 3.9 billion therms which consisted of approximately 96% natural gas. Included in this amount is 1.6 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. During 1996, PSE&G purchased approximately 3.3 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers. These supplies were transported to New Jersey by PSE&G's four interstate pipeline suppliers.

     The majority of PSE&G's gas supply contracts expire at various times over the next two to ten years. PSE&G does not presently anticipate any difficulty in negotiating replacement contracts. Since the quantities of gas available to PSE&G under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season, under storage contracts with its principal suppliers. Underground storage capacity currently is approximately 770 million therms. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

     PSE&G's annual average cost of natural gas sendout is shown below:

                                      Cents Per
Year                               Million BTU(a)
----------------------------       --------------
1996........................           370.00
1995........................           308.00
1994........................           318.09

(a) Excludes contribution by PSE&G's electric operating units for a gas reservation charge and natural gas refunds from suppliers.

     Substantially all of PSE&G's gas sales are made under rates which are currently designed to permit the recovery of projected increases in the cost of natural gas and gas from supplemental sources, when compared to levels included in base rates on a current annual basis. (See Note 3--Rate Matters of Notes.)

     The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Gas sold in interstate commerce is now deregulated and is subject to market forces. FERC actions have required pipeline customers, such as PSE&G, to convert their pipeline sales contracts to transportation agreements and purchase natural gas supplies directly from producers or other sellers of natural gas. This has increased competition in the gas market by encouraging pipeline companies to act as nondiscriminatory transporters of natural gas. PSE&G has taken advantage of these actions to lower its overall gas costs through the displacement of higher cost contract supplies with lower cost spot gas purchases and long-term producer contract supplies (see Competitive Environment--State Regulation (Gas)).

     PSE&G was able to meet all of the demands of its firm customers during the 1995-96 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1996-97 winter season. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter, the extent of energy conservation by its customers and the availability of feedstocks for the production of supplements to its natural gas supply.

Employee Relations

     Enterprise has no employees. As of December 31, 1996, PSE&G employed 10,621 persons. Six-year collective bargaining agreements with all of its union groups, representing 6,420 PSE&G employees expire on April 30, 2002. Also at December 31, 1996, EDHI and its subsidiaries employed 320 persons, of which 36 were represented by unions. PSE&G, EDHI and their subsidiaries believe that they maintain satisfactory relationships with their employees.

     For information concerning the employee pension plan and other postretirement benefits, see Note 1--Organization and Summary of Significant Accounting Policies, Note 14--Postretirement Benefits Other Than Pensions and
Note 15--Pension Plan of Notes.

Environmental Controls

     PSE&G, like most industrial enterprises, is subject to regulation with respect to the environmental impacts of its operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters by various federal, regional, state and local authorities, including the U.S. Environmental Protection Agency (EPA), the U.S. Department of Transportation (USDOT), the New Jersey Department of Environmental Protection (NJDEP), the New Jersey Department of Health, the BPU, the Interstate Sanitation Commission, the Hackensack Meadowlands Development Commission, the Pinelands Commission, the Delaware River Basin Commission (DRBC), the U.S. Coast Guard and the U.S. Army Corps of Engineers. CEA and EGDC are also subject to similar regulation with respect to operation of their facilities. (See EDHI)

     Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to manage these materials properly and to clean up property affected by the production and discharge of such substances. Compliance with environmental requirements has caused PSE&G to modify the day-to-day operation of its facilities, to participate in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. During 1996, PSE&G expended approximately $32 million for capital related expenditures to improve the environment and comply with changing regulations. It is estimated that PSE&G will expend approximately $24 million, $22 million and $28 million in the years 1997 through 1999, respectively, for such purposes. Such amounts are included in PSE&G's estimates of construction expenditures. (See MD&A--Liquidity and Capital Resources.)

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

     Air Pollution Control

     The Federal Clean Air Act (CAA) imposes emission control requirements, including requirements related to the emissions of sulfur dioxide (SO2) and NOx and requires attainment of National Ambient Air Quality Standards (NAAQS). The CAA also requires that each major facility apply for and receive a facility wide operating permit. The facility wide operating permit terms and conditions are enforceable by both the EPA and NJDEP. PSE&G filed permit applications for its major facilities in New Jersey in 1995. The operating permit program will require some PSE&G facilities to assess emissions, which could require the installation of emission monitoring equipment and changes to facility operations of technology.

     PSE&G also has approximately a 23% interest in Conemaugh and Keystone, coal-fired generating stations located in western Pennsylvania. With respect to Conemaugh, in order to comply with the CAA SO2 requirements, scrubbers (flue gas desulfurization systems) have been installed. Keystone is presently expected to comply with the SO2 requirements by utilizing excess emission allowances from the over-scrubbing of the fuel supply of the Conemaugh units.

     In New Jersey, NJDEP is using the New Jersey Air Pollution Control Code (NJAPCC) to achieve compliance with, and maintenance of, the NAAQS. The NJAPCC provides stringent requirements restricting the sulfur content in coal and oil fuels.

     To the extent estimates of the capital costs of complying with CAA requirements through the year 2001 are quantifiable, they are included in PSE&G's construction expenditures (see Construction and Capital Requirements). In addition, the revised CAA requirements will increase the cost of producing electricity for the Pennsylvania and Ohio Valley Region generating units supplying electricity to the PJM and New Jersey.

     In non-attainment areas, one of the effects of the CAA is to allow construction or expansion of a facility only upon a showing that any additional emissions from the source will be more than offset by reductions in similar emissions from existing sources. In prevention of significant deterioration areas, new construction or major expansion of a facility would be permitted only if emissions from the source, together with emissions from other expected new sources, would not violate air quality increments for particulates and sulfur dioxide that are more stringent than NAAQS. All of these requirements may affect PSE&G's ability to locate, construct or expand generating facilities in the future.

     PSE&G has been working collaboratively with environmentalists, a select number of other electric utilities in the Northeast, NJDEP and other Northeast environmental regulators, EPA and a number of large manufacturing companies to achieve significant emission reductions from power plants in the Midwest. The achievement of significant emission reductions from Midwest power plants is expected to improve the Northeast's air quality, thereby lessening the need for additional New Jersey emission controls over and beyond those already in effect.

     These collaborative efforts, coupled with growing environmental regulator and industry concerns for cost-effective compliance with CAA requirements, have resulted in the creation of a thirty-seven state environment forum called Ozone Transport Assessment Group (OTAG). This includes Midwest, Northeast and Southern states east of the Mississippi River. OTAG's charter is to produce consensus recommendations concerning the need for additional emission controls and to identify the level and sources to which those controls should be applied. OTAG is expected to conclude its work by the Spring of 1997.

     The issue of transported air pollution from the Midwest power plants and their negative impact on air quality in the Northeast has become the subject of concern before the FERC. The FERC performed a draft environmental impact statement to assess the environmental impact of developing its Order No. 888 by which electric utilities will be required to provide full nondiscriminatory transmission access to all wholesale power providers. PSE&G and a number of other utilities, environmental groups and regulators submitted comments seeking FERC's mitigation of expected additional power plant emissions resulting from the implementation of Order No. 888 (see Competitive Environment--Federal Regulation (Electric)). The results of such studies and its effect on New Jersey are currently being assessed within the draft Phase II report.

     CEA Eagle Point, Inc. (Eagle Point), an indirect subsidiary of CEA, is one partner in a partnership which owns the Eagle Point Cogeneration Facility (EPC), located in West Deptford, New Jersey. EPC is operated by an affiliate of Eagle Point's partner and provides electricity and steam for an adjacent petroleum refinery (owned and operated by another affiliate of Eagle Point's partner) and sells excess electricity to PSE&G. In 1995, Eagle Point received a Notice of Violation (NOV) from Region II of EPA alleging violations of certain CAA requirements and limitations related to the air permit at EPC and the adjacent refinery and demanding that such violations be corrected. Eagle Point, its partner and the operator of the refinery are contesting the EPA conclusion that violations have occurred and have met with staff of EPA and NJDEP to discuss issues related to the NOV. As a result of discussions with NJDEP, Eagle Point received a modified air permit from NJDEP during January 1997. No further action was taken by EPA during 1996. Applicable regulations provide EPA with the power to seek to collect criminal and civil penalties for continued violation of the provisions of air permits.

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

     The FWPCA also authorizes the imposition of less stringent thermal limits pursuant to a variance procedure set forth in its Section 316(a) and the regulation of cooling water intake structures pursuant to its Section 316(b). PSE&G has filed information with the NJDEP in support of Section 316(a) variance requests and Section 316(b) best technology available determinations for several of its electric generating stations which are pending before the NJDEP presently and may be required to submit information for other stations as a result of the permit renewals. With respect to Section 316(b) requirements, pursuant to a court order, the EPA must propose draft regulations on or before July 1999 and promulgate final regulations by August 2001. While the content and scope of these regulations cannot be predicted at this time, they may have a considerable effect on agency review of section 316(b) determinations pending in 1999 or after.

     A brief discussion on pending permit proceedings at the Hudson and Mercer Stations which have the potential to impose new or more stringent terms or conditions which could require changes to operations or significant expenditures follows:

     Hudson Station's NJPDES permit is in the process of being renewed by the NJDEP. As part of that renewal, the NJDEP has requested updated information in connection with PSE&G's 316(a) and 316(b) demonstrations, in part, to address issues identified by a consultant hired by NJDEP. The consultant recommended that Hudson be retrofitted to operate with closed cycle cooling to address alleged adverse impacts associated with the thermal discharge and intake structure. PSE&G is in the process of collecting additional data which will be used in the updated demonstrations. PSE&G anticipates submitting these documents to NJDEP in the second quarter of 1998. While it is impossible to predict the NJDEP's determinations on these demonstrations, PSE&G presently estimates that the cost of retrofitting Hudson to operate with closed cycle cooling could be in excess of $60 million in 1998 dollars.

     NJDEP has advised PSE&G that it is preparing a renewal permit for Mercer Station and, in connection with that renewal, will also be reexamining Mercer's compliance with Section 316(a) and 316(b). This may result in PSE&G's being required to submit updated 316(a) and 316(b) demonstrations for NJDEP review. It is impossible to predict at this time the outcome of such review.

     PSE&G is implementing the 1994 NJPDES permit issued for Salem Station which requires, among other things, water intake screen modifications and wetlands restoration. In addition, PSE&G is seeking the final permits and approvals from various agencies needed to fully implement the special conditions of the permit. No assurances can be given as to receipt of such additional permits or approvals. The estimated capital cost of compliance with the final permit is approximately $100 million, of which approximately $40 million remains to be spent. PSE&G's share is 42.59% and is included in its 1997-2001 construction program. PSE&G must apply to renew the Salem permit in March 1999 and must provide updated Section 316(a) and 316(b) demonstrations for the NJDEP's review (see the discussion above regarding EPA's Section 316(b) rulemaking). (See MD&A--Liquidity and Capital Resources--Construction, Investments and Other Capital Requirements Forecast.)

     In 1995, the DRBC approved PSE&G's application seeking a modification to the heat dissipation area previously established based upon the NJDEP's grant of a Section 316(a) variance for Salem Station. PSE&G must reapply to the DRBC in 1999 for a continuation of this heat dissipation area.

     NJDEP is expected to issue a draft renewal permit for Hope Creek Station in 1997.

Control of Hazardous Substances

     PSE&G Manufactured Gas Plant Remediation Program

     For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 13--Commitments and Contingent Liabilities of Notes.

     Other Sites

     A preliminary review of possible mercury contamination at the Kearny Station concluded that an additional study and investigations are required. In 1995, PSE&G entered into a Memorandum of Agreement (MOA) with NJDEP for the Kearny Generating Station pursuant to which PSE&G will conduct a Remedial Investigation (RI) of the site. A Remedial Investigation Work Plan has been approved by the NJDEP and field work activities associated with the RI commenced in December 1996. It is anticipated that an RI Report will be submitted to the NJDEP in August 1997.

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

     PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, the foregoing statutory provisions impose joint and several liability without regard to fault on all allegedly responsible parties, including the generators of the hazardous substances, for certain investigative and cleanup costs at sites where these substances were disposed or processed. These statutes also authorize private rights of action for recovery of these costs.

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

     EPA has determined that a portion of the Passaic River from a point at its confluence with the Hackensack River to a point six miles up-river (Site) is a "facility" within the meaning of that term as defined under CERCLA. EPA has also determined that five corporations are persons within the meaning of CERCLA for purposes of liability under CERCLA with respect to remedial actions at the Site. EPA has publicly indicated that it is continuing an assessment of available information with respect to the identification of other responsible parties. One of these corporations has entered into a consent order with EPA pursuant to which it is obligated to conduct a remedial investigation, human and ecological risk assessment and feasibility study relating to the Site. Field work activities associated with these actions were initiated in the spring of 1995. A report presenting the results of the remedial investigation and risk assessment is scheduled to be filed in the fall of 1997.

     In April 1996, EPA directed that PSE&G provide information concerning the nature and quantity of hazardous substances and/or wastes which may have been generated, treated, stored or disposed of at two PSE&G facilities located adjacent to the Passaic River Site. The two facilities are PSE&G's former Harrison Gas Plant and Essex Generating Station. CERCLA provides that EPA is authorized to direct any person to submit such information if there is a reasonable basis to believe that a release of a hazardous substance occurred at a subject facility. PSE&G submitted its response to the EPA's request for these facilities in August 1996.

     PSE&G and certain of its predecessors conducted operations at properties along the Passaic River both within and outside the Site. EPA has not named PSE&G as a responsible party. PSE&G cannot predict what, if any, action EPA or others may take against PSE&G with respect to the Site or, in such event, what contributions PSE&G may be required to make to the costs of these initiatives.

     Presently, other CERCLA/Spill Act actions involving PSE&G include the following:

     (1) Claim made in 1985 by U. S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge, there has been no action on this matter since 1988.

     (2) Claim by EPA, Region III, under CERCLA with respect to a site operated by Sealand Ltd. in Mount Pleasant Township, New Castle County, Delaware. In 1996, EPA issued a five-year review report recommending that deletion of the site from the superfund list. The State of Delaware has initiated a separate action against PSE&G and other PRPs under the Delaware Hazardous Substance Cleanup Act, alleging on-going threats to human health and the environment due to the presence of soil and groundwater contamination at the Sealand Site. Delaware is presently contemplating requiring the PRPs to conduct additional monitoring at the Sealand Site and to reimburse Delaware for past and future oversight costs.

     (3) Duane Marine Salvage Corporation Superfund Site is in Perth Amboy, Middlesex County, New Jersey. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (4) Various Spill Act directives were issued by NJDEP to PRPs, including PSE&G, with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey ordering payment of costs associated with operating and maintenance expenses, interim remedial measures and on a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of NJDEP's past and future oversight costs and the costs of any future remedial action. Based upon the claims made and actions taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (5) Claim by EPA, Region III, under CERCLA with respect to a Superfund Site in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank, Inc., as a non-ferrous scrap reclamation facility. PSE&G, together with several other utilities, is alleged to be liable either to conduct an RI/FS and undertake the necessary cleanup, if any, or to reimburse EPA for the cost of performing these functions.. In July 1995, the EPA issued its Proposed Remedial Action Plan (PRAP) for the site. The PRAP details the EPA's intention to select a remedy that will cost between $17 and $30 million. It is anticipated that EPA will assert a claim against PSE&G and the other utility companies, and perhaps others as well, for the performance or funding of the selected remedy. PSE&G's share of the costs of the proposed remedy is between $4 and $8 million.

     (6) The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey and occupies approximately two acres on PSE&G's Trenton Switching Station property. PSE&G has entered into a Memorandum of Agreement (MOA) with the NJDEP for the Klockner Road site pursuant to which PSE&G will conduct an RI/FS and remedial action, if warranted, of the site. Preliminary investigations indicated the potential presence of soil and groundwater contamination at the site. PSE&G's preliminary estimate is that the RI/FS will cost approximately $800,000. The cost of any remediation of potential site contamination is not presently estimable.

     (7)  In U.S. v. CDMG Realty Co., et al.,  Civil  Action No.  89-4246  (NHP)
          (RJH), pending in the U.S. District Court for the District of New Jersey, PSE&G and over 60 other entities were joined in January 1995 as additional third-party defendants. Third-party plaintiffs, an association of 44 entities, are essentially seeking contribution and/or indemnification for the expenses they have incurred and will incur as a result of having settled the direct claims of the NJDEP and EPA related to the investigation and remediation of Sharkey's Landfill, located in Parsippany-Troy Hills, Morris County, New Jersey. The claims are all alleged to be brought pursuant to CERCLA and PSE&G is alleged to have arranged for the disposal of industrial wastes at Sharkey's Landfill. The claims with respect to this matter are presently the subject of an alternative dispute resolution proceeding. Based upon the claims made and activities to date, PSE&G estimates that its obligations for this site will be de minimis.

     (8) In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G in connection with an investigation and remediation of the Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey (Global Site). Directive Two seeks recovery of past and anticipated future NJDEP response costs ($37.4 million). PSE&G's alleged liability is based on assertions that it generated asbestos-containing materials which were disposed of at the Global Site. In 1991, PSE&G entered into an agreement with the NJDEP and 29 other Directive Two Respondents effecting a partial settlement of the foregoing costs subject to a subsequent reallocation based upon the parties' further development of information concerning their respective proportionate waste contributions to the Global Site. Negotiations are ongoing regarding resolution of the balance of the response costs sought pursuant to Directive Two. In 1993, the NJDEP and various participating PRPs, including PSE&G, executed a Consent Decree whereby the participating PRPs agreed to perform the remedial design and remedial action for the operable unit one remedy as specified in a 1991 ROD (approximate total cost $30 million). The Consent Decree was executed and entered by the U.S. District Court for the District of New Jersey in 1993. Subject to a subsequent reallocation, the various parties to the Consent Decree have agreed that PSE&G's contribution under the Consent Decree settlement will be $300,000 (approximately 1% of the total cost). In October 1996, NJDEP issued a superfund proposed plan for the Global Landfill Site Operable Unit #2.

     (9) In 1991, the New Jersey Department of Law and Public Safety, Division of Law, issued Directive and Notice To Insurers Number One (Directive
          One) to 50 insurers and 20 respondents, including PSE&G, seeking from the respondents payment of $5.5 million of NJDEP's anticipated costs of remedial action and of administrative oversight at the Combe Fill South Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). The $5.5 million represents the NJDEP's 10% share of such anticipated costs pursuant to a cooperative agreement with the United States regarding the selected remedial action. Therefore, total site remediation costs approximate $50 million. Further, the Directive One respondents are directed to perform the operation and maintenance of the remedial action including all remedial facilities on the Combe Site. PSE&G's alleged liability is based on the assertion that PSE&G-generated waste oil and water, containing hazardous substances, was transported to the Combe Site and applied to Combe Site roads for dust control. Based upon the claims made in Directive One and PSE&G's investigation and response to same, PSE&G anticipates that its obligations, if any, with respect to this site will be de minimis. In December 1996, the NJDEP issued Directive Number Two (Directive No. Two) to 37 respondents, including PSE&G, directing the respondents to arrange for the operation, maintenance and monitoring of the implemented remedial action described therein or pay the Department's future costs of these activities, estimated to be $39 million. In addition, the Directive No. Two directs the respondents to prepare a workplan for the development and implementation of a Natural Resource Damage Restoration Plan that addresses the natural resource damages resulting from the discharge of hazardous substances at the site. Since the bases of the claims made against PSE&G in Directive No. Two are the same as those made in Directive One, PSE&G continues to anticipate that its obligations, if any, with respect to this site will be de minimis.

     (10) In United States of America v. Superior Tube Company, et al., Docket No. 89-7421 in the U.S. District Court for the Eastern District of Pennsylvania, PSE&G was served in 1990 with a Third-Party Complaint. Pursuant to CERCLA, the United States filed suit against Superior Tube Company (Superior) and others seeking recovery of past and future costs incurred or to be incurred in the cleanup of the Moyer Landfill located in Collegeville, Pennsylvania. Superior filed a Third-Party Complaint naming approximately 150 third-party defendants, including PSE&G. Superior alleges that PSE&G generated, transported, arranged for the disposal of and/or caused to be deposited certain hazardous substances at the Moyer Landfill. On the basis of those allegations, Superior seeks contribution and/or indemnification from the third-party defendants, including PSE&G, on the United States' action against it. PSE&G has participated in negotiations concerning resolution of the United States' and Superior Tube's claims. Pursuant to settlement negotiations among certain direct defendants, certain third party defendants and the plaintiffs, the defending parties participating in said negotiations are currently pursuing the possibility of resolving all potential liability concerning the above referenced matter (excluding any potential liability associated with a future claim, if any, for natural resource damages) on behalf of certain de minimis defending parties, including PSE&G. Based upon the claims made and the above referenced negotiations, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (11) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an ACO with NJDEP, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a MOA entered into with NJDEP in 1993 to conduct an RI/FS and, if necessary, take remedial action. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (12) In Transtech Industries, Inc. et al v. A&Z Septic Clean et al., Docket No. 2-90-2578(HAA), filed in August 1990, in the U.S. District Court for the District of New Jersey, PSE&G has been named a defendant in a Complaint which has been filed pursuant to CERCLA, against several hundred parties seeking recovery of past and future response costs incurred or to be incurred in the investigation and/or remediation of the Kin-Buc Landfill, located in Edison Township, Middlesex County, New Jersey. Plaintiffs allege that all named defendants, including PSE&G, are PRPs as generators and/or transporters of various hazardous substances ultimately deposited at the Kin-Buc Landfill. Based upon the claims made and activities taken to date, PSE&G anticipates that its obligations with respect to this site will be de minimis.

     (13) In 1993, PSE&G acknowledged service of Plaintiff's Summons and Complaint in a matter entitled The Fishbein Family Partnership v. PPG Industries, Inc. and Public Service Electric and Gas Company. Pursuant to CERCLA, the Spill Act and various common law theories of liability, the Plaintiff filed an action seeking declaratory relief regarding responsibility for and recovery of damages and response costs incurred and/or to be incurred as a result of the release or threatened release of hazardous substances at property located in Jersey City, Hudson County, New Jersey. Plaintiff named PPG Industries, Inc. (PPG) and PSE&G as defendants in the above-referenced action. The Plaintiff alleges that defendants are liable for the damages and relief sought based on their past conduct of industrial operations at the site. The industrial operations referenced in Plaintiff's Complaint include chromium ore processing operations (PPG and its predecessors) and coal gasification operations (PSE&G and its predecessors). PSE&G filed its response to the Plaintiff's Complaint including cross-claims for indemnity and contribution against co-defendant PPG. PSE&G also filed a Third Party Complaint against UGI Utilities, Inc. (UGI) seeking indemnification and contribution as to any liability imposed upon PSE&G attributable to UGI's past conduct of industrial operations on a portion of the site. In March 1995, PSE&G filed an Amended Third Party Complaint extending the time period of PSE&G's allegations concerning UGI's past conduct of industrial operations at the site. In May 1995, an Administrative Stay of this matter was entered pending either an agreement between the NJDEP and PPG as to a cleanup plan for the site or a determination of certain cross-motions for summary judgement filed by Plaintiff and PPG. Following the court's determination of Plaintiff's and PPG's cross-motions for summary judgement, the Court in December 1996, entered an Order amending the Order of Administrative Stay whereby Plaintiff's claims against PSE&G, all cross-claims of PPG and PSE&G, and all claims in the third party action were administratively stayed until further order of the court. Based upon the claims made and activities taken to date, PSE&G's potential liability in this matter, if any, is not currently estimable.

     (14) Morton International, Inc. and the Velsicol Chemical Corporation have instituted separate suits (Morton International, Inc. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3609 (NHP) and Velsicol Chemical Corporation, et al. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3610 (NHP)) in the U.S. District Court in Newark, New Jersey against one hundred and seven (107) defendants, including PSE&G. The suits are contribution actions pursuant to CERCLA and the Spill Act seeking contribution for an equitable share of all liability for response costs and damages that plaintiffs anticipate they will incur in connection with the RI/FS and remedial action of a forty (40) acre parcel of land in WoodRidge, Bergen County, New Jersey and adjoining water body known as Berry's Creek. Plaintiffs have not initiated any remedial actions to date either at the site or the adjacent Creek. While plaintiffs anticipate that the costs of the RI/FS and past and future NJDEP oversight costs will approximate $6 million, they have no current estimate of the costs for remediation of the site and/or the RI/FS and remediation of the Creek. PSE&G's alleged nexus to the site is based on shipments of quantities of mercury from its Kearny Generating Station and other unnamed facilities. Based on the claims made and the information available to date, PSE&G's potential liability, if any, is not currently estimable.

     (15) The USEPA issued a Notice of Potential Liability to approximately twenty entities including PSE&G in 1996 with respect to a site in Perth Amboy, New Jersey, formerly operated as a waste oil recovery facility. Available information suggests that PSE&G may have shipped waste oil to the facility for recycling. USEPA's notice advises that is has completed a removal action at the site at a cost of slightly in excess of $2 million and intends to seek to recover said costs from those entities including PSE&G that received a Notice. Prospective remedial actions, if any, have not been performed and/or identified. PSE&G's liability, if any, for past and future response costs is not currently estimable.

     (16) The NJDEP assumed control of a former petroleum products blinding and mixing operation and waste oil recycling facility in Elizabeth, New Jersey and issued various directives to a number of entities including PSE&G requiring performance of various remedial actions including: establishment of security at the site; removal and off-site disposal of containerized wastes at the site; and conduct of a remedial investigation of the site. PSE&G's nexus to the site is based upon the shipment of certain waste oils to the site for recycling. PSE&G and certain of the other entities named in NJDEP directives are members of a Potentially Responsible Party Group (PRP Group) that have been working together to satisfy NJDEP requirements including: funding of the site security program; containerized waste removal; and a site remedial investigation program. Based on the nature and extent of PSE&G's nexus to the site, PSE&G's liabilities to date have been de minimis. While the cost of prospective remedial actions are not currently estimable, PSE&G does not anticipate that its prospective liabilities will be other than de minimis in nature.

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

EDHI

     EDHI, a wholly owned, direct subsidiary of Enterprise, is incorporated under the laws of New Jersey and is the parent company of CEA, PSRC, ERI, EGDC, Capital and Funding. EDHI's principal executive offices are located at One Riverfront Plaza, Newark, New Jersey 07102. EDHI's focus is on investment opportunities in the non-utility energy market. For a discussion of Enterprise's agreement with the BPU regarding utility/non-utility activities and its impact on EDHI, see Competitive Environment--Other State Regulatory Matters.

CEA

     CEA, a New Jersey corporation, has its principal executive offices at 1200 East Ridgewood Avenue, Ridgewood, New Jersey 07450. CEA invests and participates in the development and operation of cogeneration, thermal and power production facilities, which include domestic Qualifying Facilities (QFs), two foreign Exempt Wholesale Generators (EWGs) and one foreign utility company. CEA is expected to be a primary vehicle for EDHI's business growth for the foreseeable future, with emphasis on international projects due to expected growth opportunities. CEA's two direct subsidiaries, CEA New Jersey, Inc. (CEA New Jersey) and CEA USA, Inc. (CEA USA), hold certain of its investments. CEA New Jersey's subsidiaries invest in projects in New Jersey selling power to PSE&G. CEA USA's subsidiaries invest in projects selling power to other domestic and foreign entities. CEA and/or its subsidiaries and affiliates have investments in 22 commercially operating cogeneration or independent power projects, one anthracite coal mine and one project under construction. CEA continuously evaluates the status of project development and construction in light of the realities of timely completion and the costs incurred.

     CEA's investments in QF projects have been undertaken with other participants because CEA, together with any other utility affiliate, may not own more than 50% of a QF under applicable law subsequent to the in-service date. Projects involving EWGs are not restricted to a 50% investment limitation. CEA's projects are diversified internationally and technologically and are generally financed through nonrecourse debt. CEA is an investor in partnerships and corporate joint ventures which own these projects and the electricity produced by the facilities is not part of PSE&G's installed capacity. However, some of such power is being purchased by PSE&G pursuant to long-term contracts with the applicable partnerships and corporate joint ventures.

     As of December 31, 1996 and 1995, CEA's consolidated assets aggregated $286 million and $271 million, respectively (see Note 8--Long-Term Investments of Notes).

PSRC

     PSRC, a New Jersey corporation, has its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102. PSRC makes primarily passive investments in assets that can provide funds for future growth as well as provide incremental earnings for EDHI. Investments have been made in leveraged and direct financing leases, project financings, venture capital funds, leveraged buyout funds and securities. The maturities of the portfolio's investments are also fairly diverse, with some having terms exceeding 30 years. PSRC's leveraged lease investments include a wide range of asset sectors. Some of the transactions in which PSRC and its subsidiaries participate involve other equity investors.

     PSRC is a limited partner in various partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At December 31, 1996, $30 million remained as PSRC's unfunded commitment subject to call. As of year end 1996 and 1995, PSRC's long-term investments aggregated $1.4 billion.

ERI

     ERI, a New Jersey corporation, has its principal executive offices at 499 Thornall Street, Edison, New Jersey 08837. ERI was established in 1996 and provides a variety of energy related services to industrial and commercial customers. ERI includes PSRC's former wholly-owned subsidiaries, U.S. Energy Incorporated and Enterprise Strategic Energy Solutions. As of December 31, 1996 and 1995, ERI's assets were $47 million and $19 million, respectively, including the assets of the former PSRC subsidiaries.

EGDC

     EGDC, a New Jersey corporation having its principal executive offices at One Riverfront Plaza, Newark, New Jersey 07102, is a nonresidential real estate development and investment business. EGDC has investments in nine commercial real estate properties (one of which is developed) in several states. EGDC's strategy is to preserve the value of its assets to allow for the controlled disposition of its properties as the real estate market improves. EGDC has been conducting a controlled exit from the real estate business since 1993. As of December 31, 1996 and 1995, EGDC's consolidated assets aggregated $108 million and $116 million, respectively.

Capital

     Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Capital serves as a financing vehicle for EDHI's businesses (excluding ERI) borrowing on their behalf on the basis of a minimum net worth maintenance agreement with Enterprise. That agreement provides, among other things, that Enterprise (i) maintain its ownership, directly or indirectly, of all outstanding common stock of Capital, (ii) cause Capital to have at all times a positive tangible net worth of at least $100,000 and (iii) make sufficient contributions of liquid assets to Capital in order to permit it to pay its debt obligations. Intercompany borrowing rates are established based upon Capital's cost of funds. In 1993, Enterprise agreed with the BPU to make a good-faith effort to eliminate such Enterprise support within six to ten years. Per an agreement with the BPU, effective January 31, 1995, Capital will not have more than $650 million of debt outstanding at any time. Capital's assets consist principally of demand notes of EDC (1995 only), CEA and PSRC. As of December 31, 1996 and 1995, Capital had debt outstanding of $415 million and $477.5 million, respectively. For additional information, see Construction and Capital Requirements--Financing Activities and Liquidity and Capital Resources--EDHI of MD&A.

Funding

     Funding, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07101. Funding serves as a financing vehicle for EDHI's businesses (excluding EGDC and ERI), borrowing on their behalf, as well as investing their short-term funds. Short-Term investments are made only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established based upon Funding's cost of funds. Funding is providing both long and short-term capital for the non-utility businesses other than EGDC and ERI on the basis of an unconditional guaranty from EDHI, but without direct support from Enterprise. As of December 31, 1996 and 1995, Funding's assets consisted of demand notes of EDC (1995 only), CEA and PSRC, all of which are pledged to Funding's lenders and which aggregated $55 million and $492 million, respectively, and short-term investments which aggregated $145 million as of December 31, 1996. For additional information, see Liquidity and Capital Resources--EDHI of MD&A.

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

     PSE&G maintains insurance coverage against loss or damage to its principal plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Note 13--Commitments and Contingent Liabilities of Notes.

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

Electric Properties

     As of December 31, 1996, PSE&G's share of installed generating capacity was 10,405 MW, as shown in the following table:

                                                                                             Net
                                                        Installed     Principal              Generation
                                                        Megawatt      Fuel       Heat        (Thousands    Capacity
Name and Location                                       Capacity      Used       Rate        of MWH)       Factor(a)
----------------------------------------------------    ---------     ---------  --------    ----------    ---------
Steam
Burlington, Burlington, NJ..........................        180        Oil         31,109            10          0.6
Conemaugh, New Florence, PA--22.50%(b)(c)...........        382        Coal         9,507         2,563         76.4
Hudson, Jersey City, NJ.............................        983        Coal        10,894         2,035         23.6
Kearny, Kearny, NJ..................................        292        Oil         33,667             9          0.4
Keystone, Shelocta, PA--22.84%(b)(c)................        388        Coal         9,561         2,884         84.6
Linden, Linden, NJ..................................        415        Oil         65,694             8          0.2
Mercer, Hamilton, NJ................................        642        Coal        10,342         1,934         34.3
Sewaren, Woodbridge Twp., NJ........................        453        Gas         15,963           139          3.5
                                                        -------                  --------    ----------    ---------
     Total Steam....................................      3,735                    10,173         9,794         29.2
                                                        -------                  --------    ----------    ---------
Nuclear (Capacity factor calculated in accordance
with
   industries maximum dependable capability
standards)
Hope Creek, Lower Alloways Creek, NJ 95%(b)(c)......        979        Nuclear     10,656         6,400         74.6
Peach Bottom 2, Peach Bottom, PA 42.49%(b)..........        465        Nuclear     10,881         3,228         79.8
Peach Bottom 3, Peach Bottom, PA 42.49%(b)..........        465        Nuclear     10,565         3,988         98.2
Salem 1, Lower Alloways Creek, NJ 42.59%(b).........        471        Nuclear          0           (14)           0
Salem 2, Lower Alloways Creek, NJ 42.59%(b).........        471        Nuclear          0           (16)           0
                                                       --------                  --------    ----------    ---------
     Total Nuclear(b)(c)............................      2,851                    10,843        15,593         54.6
                                                       --------                  --------    ----------    ---------
Combined Cycle
Bergen, Ridgefield, NJ..............................        650        Gas          8,274         1,150         20.1
Burlington, Burlington, NJ..........................        240        Gas          9,417           205          9.7
                                                       --------                  --------    ----------    ---------
     Total Combined Cycle...........................        890                     8,441         1,355         17.3
                                                       --------                  --------    ----------    ---------
Combustion Turbine
Bayonne, Bayonne, NJ................................         42        Oil              0          (0.1)         0.0
Bergen, Ridgefield, NJ..............................         21        Gas         21,764           0.3          0.2
Burlington, Burlington, NJ..........................        389        Oil         21,882           3.1          0.1
Edison, Edison Township, NJ.........................        504        Gas         15,293          19.9          0.4
Essex, Newark, NJ...................................        617        Gas         13,639          71.5          1.3
Hudson, Jersey City, NJ.............................        129        Oil        187,174           0.0          0.0
Kearny, Kearny, NJ..................................        504        Gas         40,655           3.4          0.1
Linden, Linden, NJ..................................        223        Gas         12,872          63.0          3.2
Mercer, Hamilton, NJ................................        129        Oil              0          (0.1)         0.0
National Park, National Park, NJ....................         21        Oil              0           0.0          0.0
Salem, Lower Alloways Creek, NJ 42.59%(b)...........         16        Oil         29,397           0.1          0.1
Sewaren, Woodbridge Township, NJ....................        129        Oil              0          (0.1)         0.0
                                                       --------                  --------    ----------    ---------
     Total Combustion Turbine.......................      2,724                    14,581         161.0          0.7
                                                       --------                  --------    ----------    ---------
Internal Combustion
Conemaugh, New Florence, PA--22.50%(b)...............         3        Oil         10,148           0.3          1.1
Keystone, Shelocta, PA--22.84%(b)....................         2        Oil         10,392           0.5          2.8
                                                       --------                  --------    ----------    ---------
     Total Internal Combustion......................          5                    10,303           0.8          1.8
                                                       --------                  --------    ----------    ---------
Pumped Storage
Yards Creek, Blairstown, NJ--50%(b)(c)...............       200                        --           316         18.0
                                                       ========                  ========    ==========    =========
     Total PSE&G....................................     10,405 (d)                10,402        25,001 (e)     27.4
                                                       ========                  ========    ==========    =========

(a) Net generation divided by the product of weighted average generating capacity times total hours.
(b)  PSE&G's share of jointly owned facility.
(c)  Excludes energy for pumping and synchronous condensers.
(d) Excludes 664 MW of non-utility generation and 115 MW of capacity sales to ACE, DP&L, and GPU.
(e)  Excludes 4,960 (thousands of MWH) of non-utility generation.

     For information regarding construction see MD&A--Construction and Capital Expenditures.

     In addition to the generating facilities in New Jersey and Pennsylvania as indicated in the table above, as of December 31, 1996, PSE&G owned 41 switching stations with an aggregate installed capacity of 30,980,000 kilovolt-amperes, and 222 substations with an aggregate installed capacity of 7,276,000 kilovolt-amperes. In addition, 7 substations having an aggregate installed capacity of 115,250 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey.

     As of December 31, 1996, PSE&G's transmission and distribution system included 151,612 circuit miles, of which 36,793 miles were underground, and 791,644 poles, of which 534,831 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

     In  addition,   as  of  December  31,  1996,   PSE&G  owned  four  electric
distribution headquarters and five subheadquarters in four operating divisions all located in New Jersey.

Gas Properties

     As of December 31, 1996, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 297,300 Mcf. on an equivalent basis of 1,000 Btu/cubic foot) as shown in the following table:

                                  Daily Capacity
            Plant                    Location                 (Therms)
            -----                 --------------        -----------------

Burlington LNG................     Burlington, NJ                 773,000
Camden LPG....................     Camden, NJ                     280,000
Central LPG...................     Edison Twp., NJ                960,000
Harrison LPG..................     Harrison, NJ                   960,000
                                                        =================
     Total....................                                  2,973,000
                                                        =================

     As of December 31,  1996,  PSE&G owned and  operated  approximately  15,833 miles of gas mains, owned 11 gas distribution headquarters and two subheadquarters and leased one other subheadquarters all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by the pipeline companies.

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

EDHI

     EDHI owns no real property. EDHI leases its corporate headquarters at One Riverfront Plaza, Newark, New Jersey. For a brief general description of the properties of the subsidiaries of EDHI, see Item 1. Business--EDHI.

Item 3. Legal Proceedings

     As previously reported, four shareholder derivative action civil complaints have been filed against Enterprise and certain of its directors and officers seeking to recover unspecified damages for alleged losses purportedly arising out of PSE&G's operations of Salem and Hope Creek. Three of these actions have been consolidated and a case management order to deal with discovery and motions has been issued. The defendants filed motions to dismiss these proceedings, which motions were denied in January 1997. Also, in January 1997, the defendants filed motions for leave to appeal the trial court's denial of their motions to dismiss, which are still pending.

     Also previously reported, PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. PSE&G cannot predict the outcome of these proceedings.

     Also previously reported, PECO and DP&L as co-owners of Salem have filed a lawsuit in March 1996 against Enterprise and PSE&G in the U.S. District Court for the Eastern District of Pennsylvania alleging mismanagement by PSE&G in its operation of Salem and are seeking unspecified compensatory and punitive damages. PSE&G's answer in this matter has been filed and discovery is proceeding. While PSE&G cannot predict the outcome of this proceeding, PSE&G believes it has operated Salem in accordance with the requirements of the owners agreement and applicable law and that it has substantial and valid defenses to this claim. On July 30, 1996, the Federal District Court issued an Order scheduling discovery and setting a trial for May 1997.

     ACE also filed a similar suit in March 1996 against Enterprise and PSE&G in the New Jersey Superior Court. PSE&G and ACE, a 7.41% owner of Salem Units 1 and 2, have entered into an agreement (Agreement) to dismiss ACE's lawsuit alleging mismanagement in the operation of Salem by PSE&G. Under the terms of the Agreement, ACE's exposure for 1997 operation and maintenance (O&M) costs for Salem will be limited to a fixed charge of $10 million, plus certain performance-based additional amounts, up to a maximum of $21.8 million, depending upon the capacity factors for the Salem Units 1 and 2 for 1997. The cost of the settlement to PSE&G will depend upon actual performance of the Salem Units. Budgeted O&M costs for Salem for 1997 are $293.9 million of which ACE's 7.41% share approximates $21.8 million. Under the terms of the Agreement, for ACE to be responsible to pay the maximum amount, Unit 1 would have to return to service on July 1, 1997, Unit 2 would have had to return to service on January 1, 1997 and each unit would have to operate at an 80% capacity factor from such respective dates for the remainder of 1997.

     During the past 10 years, the average annual capacity factor of the Salem units has been 68.1% for Unit 1 and 61.1% for Unit 2. In the last year of operation prior to the current Salem shutdown (1994) the operating capacity factor was 59.3% for Unit 1 and 57.8% for Unit 2.

     In the event that the actual 1997 Salem O&M expenses exceed the budgeted amount of $293.9 million, ACE will not be responsible for its 7.41% share of any such excess O&M costs unless (i) the excess O&M is directly attributable to requirements imposed by the NRC or other governmental agencies having jurisdiction over Salem, (ii) notice from the NRC or such agency is received by PSE&G after the effective date of the Agreement (12/31/96) and (iii) the notice is generically applicable to all similar nuclear plants. Certain other extraordinary events giving rise to additional O&M expenses have also been excluded from the Agreement.

     The Agreement applies only to calendar year 1997 and does not apply to any damages which may be alleged by ACE to continue beyond or be incurred after December 31, 1997; and does not apply to ACE's rights under the Salem Owners Agreement to review and approve capital projects during 1997; which, in each instance, will continue to be governed by the terms and conditions of the Salem Owners Agreement and the rights and obligations of ACE and PSE&G at law or in equity. The settlement is subject to receipt of a Court Order, which has been applied for, confirming that dismissal of the ACE litigation will not prejudice either party in certain other litigation involving Salem.

     In addition, see the following at the pages indicated:

(1) Page 2. Proceedings before FERC relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

(2) Page 18. Administrative proceedings before the NJDEP under Section 316 of the FWPCA for certain elective generating stations.

(3) Page 17. Notice of Violation issued by EPA against Eagle Point Cogeneration Partnership regarding alleged violations of air permit.

(4) Pages 19 through 23 and 78. Various administrative actions, claims, litigation and requests for information by federal and/or state agencies, and/or private parties, under CERCLA, RCRA, and state environmental laws to compel PRPs, which may include PSE&G, to provide information with respect to transportation and disposal of hazardous substances and wastes, and/or to undertake or contribute to the costs of investigative and/or cleanup actions at various locations because of actual or threatened releases of one or more potentially hazardous substances and/or wastes.

(5) Page 61. Proceedings before the BPU relating to recovery of replacement power costs in connection with the April 1994 Salem 1 shutdown, Docket No. ER94070293.

(6) Page 61. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No. EX93060255

(7) Page 63. Generic proceedings before the BPU relating to standards for "off tariff" negotiated rate agreement programs, Docket No. EX95070320.

(8) Page 62. Proceedings before the BPU relating to PSE&G's LGAC filed July 30, 1996, Docket No. GR96070554.

(9) Page 62. Proceedings before the BPU relating to PSE&G's RAC filed July 30, 1996, Docket No. GR96070555.

(10) Page 63. Generic proceeding before the BPU relating to the matter of an inquiry into methods of implementation of SFAS-106, Docket No. AX96070530.

(11) Page 63. Proceedings before the BPU relating to PSE&G's proposed CTC filed September 19, 1996, Docket No. ET96090669.

(12) Page 63. Proceedings before the BPU relating to PSE&G's first Off Tariff Rate Agreement (OTRA), Docket No. OTRA-96-1.

(13) Page 28. Derivative actions related to nuclear operations and Salem Station shutdown, Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Docket No. L1068395, Superior Court of New Jersey, Law Division, Camden County. Dr. Steven Fink and
     Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, et. al. v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al., v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96.

(14) Page 28. Suit filed by co-owners of Salem against Westinghouse. PSE&G, et. al., v. Westinghouse Electric Corporation, United States District Court for the District of New Jersey, Civil Action No. CB-96-925.

(15) Page 28. Lawsuits by the co-owners of Salem against Public Service Electric and Gas Company. PECO Energy Company, and Delmarva Public & Light Company v. Public Service Electric and Gas Company, United States District Court for the Eastern District of Pennsylvania Civil Action No. 96-CU7705. Atlantic City Electric Company v. Public Service Electric and Gas Company, New Jersey Superior Court, Law Division, Atlantic County, Docket No. L-773-96.

(16) Page 62. Proceeding before the BPU related to the LEAC rate increase to recover DSM costs, Docket number not yet assigned.

Item 4. Submission of Matters to a Vote of Security Holders

     Enterprise and PSE&G, inapplicable.

PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Enterprise's Common Stock is listed on the New York Stock Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by Enterprise, its corporate parent. As of December 31, 1996, there were 167,205 holders of record of Enterprise Common Stock.

     The following table indicates the high and low sale prices for Enterprise's Common Stock, as reported in The Wall Street Journal as Composite Transactions and dividends paid for the periods indicated:

                                                                     Dividend
                                         High           Low          Per Share
                                       --------       --------       ---------
     Common Stock:
     1996
          First Quarter..........      $32 1/8        $25 1/4        $.54
          Second Quarter.........       27 7/8         25 1/8         .54
          Third Quarter..........       27 7/8         25 5/8         .54
          Fourth Quarter.........       29             26 3/8         .54


     Common Stock:
     1995
          First Quarter..........      $29 7/8        $26            $.54
          Second Quarter.........       30 1/4         26 3/4         .54
          Third Quarter..........       29 3/4         26 3/4         .54
          Fourth Quarter.........       30 5/8         28 3/4         .54

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

Item 6. Selected Financial Data

Enterprise

     The information presented below should be read in conjunction with Enterprise Consolidated Financial Statements and Notes thereto.


                                                                           Years Ended December 31,
                                                --------------------------------------------------------------------------------
                                                    1996            1995             1994            1993            1992
                                                --------------- ---------------  --------------  --------------- ---------------
                                                                   (Thousands of Dollars, where applicable)

Total Operating Revenues....................       $6,041,249      $5,893,662      $5,695,323       $5,427,524      $5,106,279
Income from Continuing Operations...........          587,358         627,287         666,521          549,178         475,150
Cumulative Effect of Change in Accounting
for
   Income Taxes.............................             --              --              --              5,414            --
Income from Discontinued Operations (A).....           24,238          35,036          12,512           46,341          28,967
Net Income..................................         $611,596        $662,323        $679,033         $600,933        $504,117
Earnings per Average Share:
   From Continuing Operations...............            $2.42           $2.57           $2.73            $2.29           $2.05
   From Cumulative Effect of Change in
     Accounting for Income Taxes............             --              --              --                .02            --
   From Discontinued Operations.............              .10             .14             .05              .19             .12
     Total Earnings per Average Share.......            $2.52           $2.71           $2.78            $2.50           $2.17
Dividends Paid per Share....................            $2.16           $2.16           $2.16            $2.16           $2.16
As of December 31:
   Total Assets.............................      $16,915,331     $16,816,491     $16,312,734      $15,995,433     $14,543,696
   Long-Term Liabilities:
     Long-Term Debt.........................       $4,580,231      $5,189,791      $5,110,022       $5,100,228      $4,962,884
     Other Long-Term Liabilities............         $184,769        $199,832        $215,603         $220,159        $146,785
Preferred Stock With Mandatory Redemption...         $150,000        $150,000        $150,000         $150,000         $75,000
Monthly Guaranteed Preferred Beneficial
   Interest in PSE&G's Subordinated
     Debentures.............................        $ 210,000       $ 210,000       $ 150,000             --              --
Quarterly Guaranteed Preferred Beneficial
   Interest in PSE&G's Subordinated
     Debentures.............................         $208,000            --              --               --              --
Ratio of Earnings to Fixed Charges plus
  Preferred Securities Dividend
  Requirements (B)(C).......................             2.68            2.78            2.84             2.57            2.33


(A)  See Note 2--Discontinued Operations of Notes.

(B) Fixed charges include the preferred securities dividend requirements of PSE&G.

(C)  Excludes income and expenses from discontinued operations.

PSE&G

     The information presented below should be read in conjunction with PSE&G Consolidated Financial Statements and Notes thereto.


                                                                               Years Ended December 31,
                                                        -------------------------------------------------------------------------
                                                           1996          1995            1994          1993            1992
                                                        ------------- -------------  -------------- -------------  --------------
                                                                       (Thousands of Dollars, where applicable)
Total Operating Revenues............................     $5,825,356    $5,707,245      $5,518,241    $5,290,455      $4,994,011
Net Income..........................................       $535,071      $616,964        $659,406      $614,868        $475,936
As of December 31:
   Total Assets.....................................    $14,799,354   $14,586,965     $14,259,398   $13,984,298     $12,396,593
   Long-Term Liabilities:
     Long-Term Debt.................................     $4,107,331    $4,586,268      $4,486,787    $4,364,437      $3,978,138
     Other Long-Term Liabilities....................       $184,769      $199,832        $215,603      $220,159        $146,785
Preferred Stock With Mandatory Redemption...........       $150,000      $150,000        $150,000      $150,000         $75,000
Monthly Guaranteed Preferred Beneficial Interest
   in PSE&G's Subordinated Debentures...............       $210,000      $210,000        $150,000            --              --
Quarterly Guaranteed Preferred Beneficial Interest
   in PSE&G's Subordinated Debentures...............       $208,000            --              --            --              --
Ratio of Earnings to Fixed Charges..................           2.83          3.25            3.35          3.30            2.70
Ratio of Earnings to Fixed Charges plus Preferred
   Securities Dividend Requirements.................           2.62          2.77            2.92          2.89            2.43

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Enterprise

     This discussion refers to the Consolidated Financial Statements and related Notes (Notes) of Public Service Enterprise Group Incorporated (Enterprise) and should be read in conjunction with such statements and notes.

Corporate Structure

     Enterprise has two direct wholly owned subsidiaries, Public Service Electric and Gas Company (PSE&G) and Enterprise Diversified Holdings Incorporated (EDHI). Enterprise's principal subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas in the State of New Jersey.

     EDHI is the parent of Enterprise's non-utility businesses: Community Energy Alternatives Incorporated (CEA), an investor in, and developer and operator of, cogeneration and independent power production (IPP) facilities and exempt wholesale generators (EWGs); Public Service Resources Corporation (PSRC), which has made primarily passive investments; Energis Resources Incorporated (ERI), formed in 1996 and consolidating two existing energy services subsidiaries of PSRC, which provides total energy services to industrial and commercial customers both within and outside of PSE&G's traditional service territory (see Competitive Environment) and Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), which provides privately placed debt financing to EDHI subsidiaries other than ERI on the basis of a minimum net worth maintenance agreement with Enterprise and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing to EDHI subsidiaries other than EDGC and ERI guaranteed by EDHI, but without direct support from Enterprise. EDHI has been conducting a controlled exit from the real estate business since 1993. In July 1996, EDHI sold Energy Development Corporation (EDC), an oil and gas subsidiary.

     As of December 31, 1996 and 1995, PSE&G comprised 88% of Enterprise assets. For each of the years 1996, 1995 and 1994, PSE&G revenues were approximately 97% of Enterprise's revenues and PSE&G's earnings available to Enterprise for such years were 87%, 88% and 91%, respectively, of Enterprise's net income.

Overview of 1996

     In January 1997, the New Jersey Board of Public Utilities (BPU) unveiled its draft Phase II report of the New Jersey Energy Master Plan (draft Phase II report) for deregulation of the electric utility industry. The draft Phase II report requires PSE&G and other New Jersey electric utilities to develop rate and service plans to give customers a choice of suppliers. Beginning in October 1998, five percent of retail electric customer load of all classes will be given the ability to directly choose their electric power suppliers. All customers would be phased-in by April 2001 (see Competitive Environment).

     Operation of the Salem Nuclear Generating Station (Salem) Units continued to present challenges to PSE&G. Both Salem Units 1 and 2 were shut down in mid-1995 to address equipment and human performance issues and remained out of service throughout 1996. Salem Unit 2 is expected to return to service in the second quarter of 1997 and Salem Unit 1 in the Fall of 1997 (see Nuclear Operations). The 1996 operating results reflect a one-time reduction of net income of $59 million or 25 cents per share stemming from the BPU's December 31, 1996 Order (December 31st Order) resolving outstanding Salem and other regulatory issues (see Note 3--Rate Matters of Notes). Despite these Salem issues, Enterprise was able to achieve the following results:

     - Formed ERI as a subsidiary of EDHI to better position Enterprise to benefit from opportunities arising from deregulation

     -  Experienced a sharp  increase in PSRC's income

     -  Reduced staff levels by 4.5% primarily through attrition

     - Sold EDC, a non-regulated oil and gas exploration and development business for a $13 million gain

     - Initiated a common stock repurchase program of 5% of Enterprise's outstanding Common Stock with a portion of the EDC sale proceeds

     - Implemented cost containment initiatives to reduce annual operating and maintenance expenses

     - Initiated a refurbishment of five of PSE&G's older, less efficient fossil generating plants which were scheduled to be closed but will instead be used to serve the competitive capacity marketplace

Results of Operations

     Earnings per share of Enterprise Common Stock were $2.52 in 1996, $2.71 in 1995 and $2.78 in 1994.

     In 1996, Enterprise earnings decreased 19 cents per share or 7% compared to 1995 primarily due to the refunds required by the BPU's December 31st Order (see
Note 3--Rate Matters of Notes). Under this Order, PSE&G has provided electric customers with bill credits totaling $84 million and will forego recovery of another $12 million in energy costs that have been deferred. The December 31st Order resulted in a 1996 earnings loss of $59 million, or 25 cents per share. Other factors that decreased earnings were: increased operation and maintenance expenses related to the outages at Salem and the Hope Creek Nuclear Generating Station (Hope Creek) and increased depreciation expense due to more plant in service. The earnings per share decrease was partially offset by higher gas sales in early 1996 due to favorable weather conditions, the gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at a discount to par, increased investment income from PSRC and a one-time gain on the sale of EDC (see Note 2--Discontinued Operations of Notes).

     In 1995, Enterprise earnings decreased 7 cents per share or 3% compared to 1994 primarily due to increased operating expenses and lower gas sales from PSE&G. These decreases in earnings were partially offset by improved electric sales, EDC revenues resulting from the settlement of litigation related to a take or pay sales contract and from gains realized on sales of properties by EDC.

     PSE&G--Revenues

     Electric

                                           Increase or (Decrease)
                                           ----------------------
                                             1996          1995
                                              vs.           vs.
                                             1995          1994
                                           ---------------------
                                           (Millions of Dollars)
                                           ---------------------
Kilowatt-hour sales...................         $ (26)      $ 38
Salem Refund..........................           (84)        --
Recovery of energy costs..............            30        189
New Jersey Gross Receipts and
Franchise Tax (NJGRT).................            (7)        12
Other operating revenues..............            11         42
                                            ========    =======
     Total Electric Revenues..........         $ (76)      $281
                                            ========    =======

     Revenues decreased $76 million, or 1.9% in 1996 and 1995 revenues increased $281 million, or 7.5%. In 1996, electric revenues decreased primarily due to the refunds required by the December 31st Order, lower industrial firm revenues due to a new cogeneration operation installed at a customer's facility, outages at some larger industrial customers and cooler summer weather. These decreases were partially offset by increased residential and commercial sales due to economic growth. In 1995, electric revenues increased due to higher residential and commercial sales resulting from a recovering New Jersey economy, hot summer weather and a modest increase in customer base. Other electric revenues increased due to higher miscellaneous revenues from increased capacity sales to unaffiliated utilities and to wholesale customers.

     Gas

                                           Increase or (Decrease)
                                           ----------------------
                                             1996          1995
                                              vs.           vs.
                                             1995          1994
                                           ---------------------
                                           (Millions of Dollars)
                                           ---------------------
Therm sales ..........................           $36       $(35)
Recovery of fuel costs................           164        (78)
NJGRT.................................            (8)        19
Other operating revenues..............             3          2
                                           =========    =======
     Total Gas Revenues...............          $195       $(92)
                                           =========    =======

     Revenues increased $195 million, or 11.5% in 1996 and 1995 revenues decreased $92 million, or 5.2%. In 1996, gas revenues increased primarily due to a higher recovery of fuel costs and favorable weather conditions in early 1996. In 1995, gas revenues decreased due to mild winter weather and lower recovery of fuel costs. These decreases were partially offset by increased revenues resulting from off-system sales and higher gas service contract revenues.

     PSE&G--Expenses

     Fuel Expenses

     Variances in fuel expenses do not directly affect earnings because of the adjustment clause mechanism. In accordance with the December 31st Order, PSE&G will forego recovery of $12 million in deferred energy costs, $5 million of which was recorded in 1995 (see Note 1--Organization and Summary of Significant Accounting Policies and Note 3--Rate Matters of Notes).

     Other Operation and Maintenance Expenses

     Other operation and maintenance expenses increased $38 million or 3% in 1996 and decreased $6 million or .5% in 1995. The 1996 increase was due to higher costs related to outage expenses for Salem Units 1 and 2 and higher refueling outage costs at Hope Creek. These expenses were partially offset by decreased maintenance expenses at PSE&G's fossil generating stations and decreased transmission and distribution expenses. The 1995 decrease was due to decreased expenses in PSE&G's steam production area and at electric and gas distribution facilities. These savings were partially offset by outage expenses at Salem Units 1 and 2.

     Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased $13 million or 2% in 1996 and $40 million or 7% in 1995. The 1996 increase was due to the completion of the repowering of the Bergen Generating Station in September 1995. The 1995 increase was due to increases in plant in service.

     Federal Income Taxes

     Federal income taxes decreased $56 million or 17% in 1996 and increased $27 million or 9% in 1995. The 1996 taxes were lower due to a decrease in pre-tax operating income while the 1995 taxes were higher due to the receipt of a nontaxable insurance benefit in 1994 and higher 1995 pre-tax operating income.

     Allowance for Funds Used During Construction

     Allowance for Funds Used During Construction (AFDC) decreased $19 million or 54% in 1996 and $2 million or 5% in 1995 primarily due to a lower AFDC rate in 1996 and the completion of the repowering of the Bergen Generating Station in September 1995.

     Net Gain (Loss) on Preferred Stock Redemptions

     The $18.2 million net gain on the repurchase of certain of PSE&G's outstanding Cumulative Preferred Stock at discounts to par resulted from PSE&G's June 1996 tender offer (see External Financings--PSE&G).

EDHI--Net Income


                                                            Increase or (Decrease)
                                         --------------------------------------------------------------
                                               1996 vs. 1995                   1995 vs. 1994
                                         ---------------------------   --------------------------------
                                                           Per                              Per
                                           Amount         Share          Amount            Share
                                         ------------  -------------   -------------   ----------------
                                                 (Millions of Dollars, except Per Share Data)
PSRC................................           $22           $.09            $  1               $ --
CEA.................................            (2)          (.01)             (4)              (.02)
ERI.................................            (6)          (.02)             (1)                --
EGDC................................            (1)            --               1                 --
                                         ------------  -------------   -------------   ----------------
Continuing Operations...............            13            .06              (3)              (.02)
Discontinued Operations - EDC
  Income from Operations............           (24)          (.11)             23                .10
  Gain on Sale......................     ------------  ------------    ------------    ----------------
        Total.......................          $  2           $.01            $ 20              $ .08
                                         ============  =============   =============   ================


     Continuing Operations

     EDHI's income from continuing operations was $57 million in 1996, a $13 million increase over 1995 and $44 million in 1995, a $3 million decrease from 1994. The 1996 increase was due to PSRC's increased income from partnership investments. ERI's income decreased due to increased administrative and general expenditures (startup costs) and lower margins related to retail gas marketing. The 1995 decrease was due primarily to CEA's higher interest and development expenses.

     Discontinued Operations

     Income related to EDC operations was $11 million in 1996, a $24 million decrease from 1995 and $35 million in 1995, a $23 million increase over 1994. The 1996 decrease was due to the inclusion of only seven months of earnings for 1996 and a $23 million after-tax gain realized in 1995 related to the settlement of a take-or-pay sales contract. The 1995 increase was due mainly to the aforementioned gain related to the settlement of a take-or-pay sales contract.

Liquidity and Capital Resources

     Enterprise

     Cash generated from operations will provide the major source of funds for the growth of the business. Cash and cash equivalents totaled $279 million at the end of 1996 compared with $62 million at the end of 1995.

     During 1996, Enterprise repurchased 11.2 million shares of its Common Stock at an aggregate cost of $307 million. The Common Stock repurchase program concluded on January 17, 1997. A total of 12.7 million shares were repurchased under the program at a cost of $350 million.

     In 1996, cash provided by operating activities totaled $1.434 billion, down from $1.535 billion in 1995. Major contributors were net income of $612 million and noncash provisions of $607 million for depreciation and amortization. Cash used in investing activities totaled $9 million, down from $935 million in 1995; primarily as a result of the sale of EDC. Net proceeds from the EDC sale were $704 million. Cash used in financing activities was $1.208 billion in 1996. Dividend payments on Common Stock were $2.16 per share and totaled $523 million, a payout of 86% of net income. Long-term debt decreased in 1996 by $610 million to $4.580 billion due primarily to scheduled debt maturities. Common equity decreased by $225 million to $5.213 billion due primarily to the repurchase of common stock. The return on average common equity decreased to 11.3% in 1996 compared to 12.3% in 1995 due primarily to a decrease in net income.

     In 1995, cash provided by operating activities totaled $1.535 billion, up from $1.244 billion in 1994. Major contributors were net income of $662 million and noncash provisions of $597 million for depreciation and amortization. Cash used in investing activities totaled $935 million in 1995, down from $1.010 billion in 1994 primarily as a result of a decrease in additions to utility plant. Cash used in financing activities was $603 billion in 1995. Dividend payments on Common Stock were $2.16 per share and totaled $529 million, a payout of 80% of net income. Long-term debt increased in 1995 by $9 million to $5.190 billion. Common equity increased by $132 million to $5.438 billion. The return on average common equity decreased to 12.3% in 1995 compared to 13.0% in 1994 due primarily to a decrease in net income.

     As of December 31, 1996, Enterprise's capital structure consisted of 49.8% common equity, 43.7% long-term debt and 6.5% preferred stock and securities. The capital structure as of December 31, 1995 consisted of 48.1% common equity, 45.8% long-term debt and 6.1% preferred stock and securities.

     PSE&G

     PSE&G had utility plant additions of $603 million, $686 million and $887 million, for 1996, 1995 and 1994, respectively, including AFDC of $17 million, $36 million and $38 million, respectively. Construction expenditures were related to improvements in PSE&G's existing power plants, transmission and distribution system, gas system and common facilities. PSE&G also expended $34 million, $30 million and $34 million for the cost of plant removal (net of salvage) in 1996, 1995 and 1994, respectively. Construction expenditures from 1997 through 2001 are expected to aggregate $2.6 billion, including AFDC. Forecasted construction expenditures are related to improvements in PSE&G's transmission and distribution system, existing power plants (including acquisition of nuclear fuel), gas system and common facilities.
(See Construction and Capital Requirements Forecast below.)

     PSE&G expects that it will be able to internally generate all of its construction and capital requirements over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs, as to which no assurances can be given (see Note 3--Rate Matters and Note 13--Commitments and Contingent Liabilities of Notes).

     EDHI

     During the next five years, a majority of EDHI's capital requirements are expected to be provided from additional debt financing and operational cash flows. (See Construction and Capital Requirements Forecast below.) CEA and ERI are expected to be the primary vehicles for EDHI's business growth. A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric capacity required in certain regions of the world. ERI is expected to expand upon the current energy related services being provided to industrial and commercial customers.

     PSRC will continue to limit new investments to those related to energy businesses, while EGDC will continue its exit from the real estate business in a prudent manner. Over the next several years, EDHI and its subsidiaries will also be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt and or existing agreements at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

     PSRC is a limited partner in various limited partnerships and is committed to make investments from time to time, upon the request of the respective general partners. At December 31, 1996, $30 million remained as PSRC's unfunded commitment subject to call.

     EDHI, CEA and PSRC are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.0:1 and a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.50:1. As of December 31, 1996 and 1995, EDHI had consolidated debt to equity ratios of 1.05:1 and 1.15:1 respectively, and for the years ended December 31, 1996, 1995 and 1994, EBIT coverage ratios, as defined to exclude the effects of EGDC and the gain on the sale of EDC, of 2.45:1, 2.47:1 and 1.94:1, respectively. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. (See
Note 7--Schedule of Consolidated Debt of Notes.)

     Construction and Capital Requirements Forecast


                                                            1997        1998      1999       2000      2001       TOTAL
                                                         ---------  ---------- ---------  --------- ---------  ----------
                                                                       (Millions of Dollars)
Construction and Investment Requirements:
     PSE&G...........................................       $589        $547      $506       $505      $481      $2,628
     EDHI............................................        173         269       312        320       291       1,365
                                                         ---------  ---------- ---------  --------- ---------  ----------
     Total Construction and Investment Requirements..        762         816       818        825       772       3,993
                                                         ---------  ---------- ---------  --------- ---------  ----------
Mandatory Retirement of Securities:
     PSE&G...........................................        400         118       100        400       100       1,118
     EDHI............................................        125         195       200         78        --         598
                                                         ---------  ---------- ---------  --------- ---------  ----------
     Total Retirement of Securities                          525         313       300        478       100       1,716
                                                         ---------  ---------- ---------  --------- ---------  ----------

          Total Capital Requirements.................     $1,287      $1,129    $1,118     $1,303      $872      $5,709
                                                         =========  ========== =========  ========= =========  ==========

External Financings--PSE&G

     PSE&G has BPU authority to issue approximately $4.734 billion aggregate amount of Bonds/MTNs/Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds
(Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. As of December 31, 1996, the Mortgage would permit up to $3.047 billion aggregate principal amount of new Bonds to be issued against previous additions and improvements. At December 31, 1996, the coverage ratio under PSE&G's Mortgage was 3.30:1.

     In January 1996, PSE&G issued $350 million of its Bonds. The net proceeds from the sale were deposited in an escrow account and used to refund PSE&G's 8.75% Series EE Bonds due 2021 and 8.75% Series HH Bonds due 2022 at their respective first optional redemption dates.

     In June 1996, PSE&G Capital Trust I (Trust I), a special purpose statutory business trust controlled by PSE&G, issued $208 million of 8.625% Quarterly Income Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). PSE&G used the proceeds to redeem all 500,000 shares of each of its 7.52% and 7.40% Cumulative Preferred Stock $100 par value at $101 per share on June 28, 1996. In addition, PSE&G purchased, pursuant to a tender offer, an aggregate $111.6 million of its 4.08%, 4.18%, 4.30%, 5.05%, 5.28%, 6.80% and 6.92% Cumulative Preferred Stock $100 par value.

     In February 1997, PSE&G Capital Trust II (Trust II), a special purpose statutory business trust controlled by PSE&G, issued $95 million of 8.125% Quarterly Income Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). PSE&G used the proceeds to fund the redemption of all 188,684 shares of its 6.80% Cumulative Preferred Stock $100 par value at $102 per share on January 31, 1997 and will redeem all 750,000 shares of its 7.44% Cumulative Preferred Stock $100 par value at $103.72 per share in June 1997.

     The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 2, 1999. At December 31, 1996, PSE&G had $525 million of short-term debt outstanding.

     To provide liquidity for its commercial paper program, PSE&G has a $500 million one-year revolving credit agreement expiring in August 1997 and a $500 million five-year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provides for borrowing up to one year. On
December 31, 1996, there were no borrowings outstanding under these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1997.

     Public Service Conservation Resources Corporation (PSCRC) has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 7, 1997. As of December 31, 1996, PSCRC had $30 million outstanding under this facility.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom Atomic Power Station (Peach Bottom) nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of December 31, 1996, Fuelco had commercial paper of $83 million outstanding under such program.

External Financings--EDHI

     Through July 31, 1996, Funding had a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million. Additionally, Funding had a $225 million revolving credit facility. Both facilities were scheduled to expire in March 1998. On July 31, 1996, Funding amended and restated its commercial paper program and revolving credit facility in conjunction with the sale of EDC, reducing the total amount from $450 million to $300 million and extending the maturity from March 1998 to July 1999. The $225 million commercial paper program was eliminated and the $225 million revolving credit facility was increased to $300 million. As of December 31, 1996, Funding had no borrowings outstanding under the amended and restated facility.

     Capital's Medium-Term Note (MTN) program is expected to provide an aggregate principal amount of up to $650 million and its total debt outstanding at any time, including MTNs, is not expected to exceed such amount. In 1996, Capital repaid $20 million of its MTNs. At December 31, 1996, Capital had total debt outstanding of $415 million, including $335 million of MTNs.

Nuclear Operations

     PSE&G's Salem Units 1 and 2 were taken out of service in the second quarter of 1995. Salem Unit 2 is expected to return to service in the second quarter of 1997. Salem Unit 1 is expected to return to service in the Fall of 1997 following installation of new steam generators. Restart of each Salem Unit is subject to the approval of the NRC. The cost of the steam generator replacement, including installation, will be approximately $150 to $170 million (PSE&G's share will be $64 to $72 million). In addition, the cost of disposal of the four old steam generators could be as much as $20 million (PSE&G's share would be $9 million). The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the financial position, results of operations and net cash flows of Enterprise and PSE&G (see Note 3--Rate Matters of Notes).

     PSE&G's share of total operating and maintenance expenses for both Salem units for 1996 was $136 million and capital costs were $119.2 million, which includes $59.7 million for steam generator replacement. The outage of a Salem unit causes PSE&G to incur replacement power costs of approximately $4 to $6 million per month. Such amounts vary, however, depending on the availability of other generation, the cost of purchased energy and other factors, including modifications to maintenance schedules of other units.

     On January 29, 1997, the Nuclear Regulatory Commission (NRC) Staff placed Salem Units 1 and 2 on the NRC Watch List and designated the Salem Units as Category 2 facilities (a plant that is authorized to operate, but one that the NRC Staff will monitor closely). The NRC Staff noted that this action was not due to any performance problems or decline during this evaluation period but that Salem should have been previously designated as a Category 2 plant and would not be ready to leave that status until satisfactory integrated station performance at power could be observed.

Competitive Environment

     Many forces are reshaping how the utility industry meets the needs and expectations of its customers and shareholders. Profound changes in the way the industry is regulated will affect how Enterprise conducts business and its financial prospects in the future. Competitive changes in the utility industry continued to occur in 1996 and early 1997. With the issuance of Federal Energy Regulatory Commission (FERC) Order No. 888 in July 1996 and the draft Phase II report issued by the BPU in January 1997, Enterprise is now in a better position to identify and develop strategies for addressing the issues that the changing regulatory structure presents.

     Draft Phase II Report

     On January 16, 1997, the BPU addressed wholesale and retail electric competition in New Jersey and proposed the restructuring of the electric power industry. In 1997, New Jersey regulators plan to establish the rules that will eventually enable consumers in all market sectors to choose their providers of energy and energy service in the future. With the emergence of this competitive marketplace, Enterprise has and will continue to take significant steps to meet the challenges posed by this changing environment. A summary of the draft Phase II report follows:

      Beginning in October 1998, 5% of retail electric customer load of all classes (industrial, commercial and residential) will be given the ability to directly choose their electric power supplier. All customer load would be phased-in, with the percentage increasing to 20% in April 1999, 35% in October 1999, 50% in April 2000, 75% in October 2000 and 100% in April 2001.

      Beginning October 1998, the rates for bundled electricity services, consisting of power generation, transmission, distribution and auxiliary customer services, such as metering and billing, would be unbundled. Each electric utility, including PSE&G, would continue to be responsible for providing distribution service to all customers, with price and service quality for distribution service regulated by the BPU. Other customer services would also continue to be offered by each electric utility for a monthly fee, including metering, billing and account administration, which would also be regulated by the BPU.

      Transmission  service would be provided by an Independent  System Operator
     (ISO) which would be responsible for maintaining the reliability of the regional power grid and would be regulated by FERC. Utilities would continue to pass through the cost of transmission to customers in regulated rates. Metering and billing would also be reviewed in order to make recommendations for the introduction of competition into the customer services area. A distribution utility would be permitted to offer customer-side services, such as equipment repair and service contracts in a competitive marketplace.

      The draft Phase II report states that a fully competitive marketplace must exist before the BPU will act to end economic regulation of power supply. This will require, at a minimum, utility generating assets and functions to be functionally separated and operate at arms length from the transmission, distribution and customer service functions of the electric utilities. The BPU would reserve final judgment on the issue of requiring divestiture of utility generating assets until detailed analyses of the potential for market power abuses by utilities have been performed. In addition, the BPU indicated its belief that it is necessary to have a fully independent and operating ISO prior to the implementation of customer choice. The BPU proposes that retail competition in New Jersey be introduced approximately 12 to 18 months after the implementation of full wholesale competition as provided by FERC Order No. 888.

      Each electric utility would be required to file, no later than July 15, 1997, complete restructuring plans, stranded cost filings and unbundled rate filings. Review of the filings would be completed by October 1998.

      Consumer protections proposed include: maintaining the electric utility as a universal service or "basic generation service" provider; continued funding of social programs now provided by electric utilities; registration of all third party power suppliers with the BPU; establishment of standards of conduct for third party power suppliers; and continued funding for energy efficiency programs.

      Utilities would have an opportunity for a limited number of years to recover through rates stranded costs associated with generating capacity commitments made prior to the advent of competition. However, while the draft Phase II report proposes that the quantification of eligible stranded costs and a determination of stranded cost recovery should be undertaken on a case-by-case basis, 100% recovery of all eligible stranded costs would not be guaranteed. The opportunity for full recovery of such eligible costs would be contingent upon and may be constrained by the utility meeting a number of conditions, including achievement of the goal of delivering a near term rate reduction to customers of 5 to 10%. The presumptive cutoff point for electric generation stranded cost recovery for each utility would be its last base rate case with costs incurred after such last base rate case to be subject to a greater burden of proof for recovery, including evidence of a market test to determine availability of cost-effective alternatives. PSE&G's last rate case was finalized on December 31, 1992, reflecting a test year ended of June 30, 1992.

      The draft Phase II report states that utilities are obligated to take all reasonably available measures to mitigate stranded costs caused by the introduction of retail competition. A specific market charge would be a separate component of a customer's electric bill, to provide a mechanism to allow utilities the opportunity to recover stranded costs for a limited number of years, ranging from four to eight. New Jersey is currently studying the "securitization" of stranded costs as a means of financing these costs at interest rates lower than the utility's cost of capital, thereby helping to mitigate the rate impact of stranded cost recovery. Recovery of securitization may occur over a longer period of time.

      The draft Phase II report suggests the need for federal action in a number of areas as an integral part of electric restructuring. Of particular concern is the transport of nitrogen oxides (NOx) and other pollutants to New Jersey from power plants located in the Midwest and Southeast. New
     Jersey will develop a contingency action plan if federal action fails to mitigate adverse environmental impacts caused by electric restructuring.

     PSE&G is currently assessing the draft Phase II report's proposed findings and recommendations and in accordance with the proceeding requirements and will file formal written comments on February 28, 1997. On February 4, 5, and 11, 1997, PSE&G participated in a Phase II public hearings and will work vigorously toward the goal of opening the New Jersey marketplace to competition. PSE&G also indicated its intent to develop and submit a comprehensive restructuring plan that meets the BPU's and PSE&G's shared objectives by the July 15, 1997 deadline. Since the Phase II proceeding is still in the proposal phase, PSE&G cannot predict the outcome of the final Phase II report.

     FERC Order No. 888 (Order No. 888)

     Order No. 888 became effective on July 9, 1996 and requires all public utilities owning, controlling or operating transmission lines to file nondiscriminatory open access tariffs that offer others the same transmission service they provide to themselves. By March 1, 1997, intra-pool transactions for power pools must also be under a nondiscriminatory, pool-wide open access tariff. In July 1996, the member companies of Pennsylvania--New Jersey--Maryland Interconnection (PJM), including PSE&G but excluding PECO Energy Company (PECO), filed a proposal to reorganize PJM into an ISO to administer a pool-wide open-access transmission tariff and to operate a centrally dispatched bid-based energy market in response to Order No. 888. PECO filed a separate proposal with FERC. On November 13, 1996, FERC announced that it was rejecting the restructuring proposals of both PECO and the other PJM companies due to concerns regarding the independence of the proposed ISO and directed PJM to submit a single consensus pool restructuring proposal by December 31, 1996. On December 31, 1996, PJM submitted a pool-wide open-access transmission tariff and a reformed pooling agreement. The filing consisted of a pro forma tariff and revised pool agreement that contained some of the same differences with PECO as the earlier filings. These differences were presented as side-by-side comparisons in the single filing. FERC has not yet responded to the filing but is expected to do so by March 1, 1997.

     As a result of open access mandated by Order No. 888, there is likely to be increased competition from older, dirtier coal-fired plants in the Midwest that are subject to less restrictive pollution control requirements than utilities in Northeastern states and consequently, produce lower cost energy. These facilities, by increasing their power production in order to sell into the Northeast market, will, in turn, increase the release of pollutants that eventually make their way to New Jersey and other northeastern states due to the prevailing westerly winds. PSE&G, which has to comply with strict New Jersey environmental laws, will be at a competitive disadvantage if Order No. 888 is not modified to recognize this issue. Numerous parties, including PSE&G, have filed requests seeking rehearing and clarification of various aspects of Order No. 888. These filings are currently pending before the FERC. After exhausting administrative remedies, judicial appeals of Order No. 888 are also possible. It is possible, therefore, that Order No. 888 will be substantially modified.

     NJGRT

     A joint task force of the BPU and the New Jersey Treasury Department has proposed replacing the current 13% NJGRT collected by utilities from their customers with a combination of a corporate business tax, state sales and use tax and a transitional assessment which would be phased out over an expected seven year time frame. After the phase-out is completed, the proposal would improve the competitive position of PSE&G vis-a-vis non-utility energy providers in New Jersey who do not collect such tax. If this tax reform is not adopted, PSE&G would remain at a significant competitive disadvantage since PSE&G's rates would be up to 13% higher than non-utility energy providers. PSE&G cannot predict when or if this proposal will be adopted.

     Gas Unbundling

     On August 23, 1996, PSE&G filed its Gas Unbundling Status Report. The filing also contained PSE&G's proposal for a residential gas unbundling pilot program to be known as SelectGas. If approved, this pilot program will allow certain residential natural gas customers to participate in a competitive marketplace. The SelectGas pilot program would involve four municipalities representing approximately 65,000 residential customers. The review of the pilot program, including formal discovery, has been initiated. PSE&G cannot predict when or if this proposal will be adopted.

     Off-Tariff Rate Agreement (OTRA)

     In 1995, the BPU initiated a generic proceeding that would give PSE&G the ability to offer "off-tariff" negotiated rates to customers. Although these OTRA's are offered at PSE&G's sole discretion, they are subject to BPU approval of minimum price, confidentiality of information, contract duration, regulatory filing requirements and other reporting requirements. These negotiated OTRA's form part of PSE&G's overall strategy to retain customers in its service territory. To date, three OTRA's have been filed with and approved by the BPU and PSE&G is currently in negotiations with several other customers. PSE&G cannot predict how many customers will leave or stay in this increasingly competitive environment.

     Competitive Transition Charge (CTC)

     On September 19, 1996, PSE&G filed a petition with the BPU to establish an interim CTC. The CTC is designed to recover stranded costs which may result from a customer leaving PSE&G's system as a full requirements customer. If approved by the BPU as filed, this charge would apply to customers who, after September 19, 1996, commit to an alternate source of electric power while remaining physically located in PSE&G's electric franchise area. Further, this interim charge would be limited to customers with present billing demands in excess of 500KW. The proposed charge would be interim pending BPU resolution of the draft Phase II report which addresses the stranded cost issue on a generic basis. PSE&G cannot predict what action the BPU may take with respect to the CTC petition.

     Stranded Costs

     Recoverability of stranded costs is largely dependent on the transition rules established by regulators, including FERC and the BPU. Stranded costs that could result as the industry moves to a more competitive environment include investments in generating facilities, transmission assets, purchase power agreements where the price being paid under such an agreement exceeds the market price for electricity and regulatory assets for which recovery is based solely on continued cost based regulation. Since the Energy Master Plan proceeding is still in the proposal phase, and recognizing that the issue of securitization and the extent of its application have not been determined, as well as the potential need for legislative action, management cannot predict the level of PSE&G's stranded costs or the extent to which regulators will allow recovery of such costs.

     Bond Ratings

     The changes in the utility industry are attracting increased attention of bond rating agencies which regularly assess business and financial matters including how utility companies are meeting competition and competitive initiatives, especially as they affect potential stranded costs. Bond ratings affect the cost of capital and the ability to obtain external financing. PSE&G continually updates the rating agencies on all corporate matters. This minimizes surprises and gives the rating agencies time to comprehend the information. Given the uncertainty of the industry, attention and scrutiny of PSE&G's competitive strategies by rating agencies will likely continue. This could result in changes to PSE&G's bond ratings.

     ERI

     On December 31, 1996, Enterprise formed ERI, which it believes better positions Enterprise to enter the rapidly deregulating energy market by marketing products and services to industrial and commercial customers throughout the Northeast and Mid-Atlantic States. ERI has consolidated the operations of two former PSRC subsidiaries with proven track records: U.S. Energy Partners, which sold natural gas, and Enterprise Strategic Energy Solutions, which provided consulting, engineering and repair services. In addition, the financing of energy-savings or demand-side management projects, formerly offered by PSE&G's subsidiary, PSCRC, will now be supplied by ERI. ERI is expected to draw on Enterprise's depth of experience and financial strength by offering a variety of services: sales of natural gas and electricity; energy consulting; engineering, equipment installation and repair; inspection and diagnostic services for motors, generators and other energy conversion and use equipment; and up-front financing. ERI's potential customers include small businesses, department stores, schools, hospitals and manufacturers from Maine to Maryland.

Accounting Issues

     Currently, PSE&G accounts for the effects of regulation in accordance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In accordance with the provisions of SFAS 71, PSE&G defers certain expenses (regulatory assets) on the basis that they will be recovered from customers through the ratemaking process. PSE&G believes it continues to meet the criteria to account for certain utility revenues and expenses in accordance with SFAS 71. However, if future events or regulatory changes limit PSE&G's ability to establish prices to recover its costs, PSE&G might conclude that it no longer meets the applicable criteria to defer certain expenses in accordance with SFAS 71. If PSE&G were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position, results of operations or net cash flows of Enterprise and PSE&G.

     PSE&G has certain regulatory assets resulting from the use of a level of depreciation expense in the ratemaking process that is less than the amount that is recorded under generally accepted accounting principles for non-regulated companies. PSE&G cannot presently quantify what the financial statement impact would be if depreciation expense were required to be determined absent regulation, but the impact on the financial position, results of operations or net cash flows of Enterprise and PSE&G could be material.

     Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) issued by the American Institute of Certified Public Accountants is effective for the fiscal years that begin after December 15, 1996. SOP 96-1 provides guidance where remediation is required because of the threat of litigation, a claim, or an assessment. This Statement does not provide guidance on accounting for pollution control costs as it applies to current operations, costs of future site restoration or closure that are required upon the cessation of operations or sale of facilities or for remediation obligations undertaken at the sole discretion of management. The adoption of SOP 96-1 is not expected to have a material impact on the financial position, results of operations or net cash flows of Enterprise and PSE&G.

Rate Matters

     See Note 3--Rate Matters of Notes.

Site Restorations and Other Environmental Costs

     It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. PSE&G accrues environmental provisions when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Management expects that the amounts provided as of December 31, 1996 and 1995 will be paid out over the period of investigation, negotiation, remediation and restoration for the applicable sites, which may be 30 years or more. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other Potentially Responsible Parties, the extent of the contamination and the nature of required remedial and restoration actions. The cost of environmental remediation could be material to Enterprise and PSE&G's financial position, results of operations or net cash flows. (See Note 13--Commitments and Contingent Liabilities of Notes.)

Future Outlook

     One of the most important lessons of 1996 was that deregulation is coming sooner, not later. To meet the challenge of deregulation, Enterprise is focusing on three business objectives: getting the rules right, investing for growth and achieving operational excellence.

     Enterprise   is  seeking  to  ensure   that  the  new  rules  on   industry
restructuring provide customer choice and lower cost without endangering public safety or compromising New Jersey's stringent environmental standards.

     Equally important are the investments that keep the business growing. To this end, Enterprise will rely to a large extent on CEA. Because of the substantial opportunities overseas, CEA focuses on international markets. CEA is already established and competitive in several international markets. Another way Enterprise will grow the business is by providing regional energy services through ERI. ERI markets new and existing energy products and services to commercial and industrial business customers throughout the Northeast and Mid-Atlantic states. As the deregulation of the gas and electricity markets increase, Enterprise expects ERI to play a significant role in its domestic growth.

     Enterprise is continuing to emphasize operational excellence as a key business objective. Enterprise is looking at all operating areas for opportunities to cut costs and increase efficiency. As part of its commitment to operational excellence, Enterprise is implementing a business integration system which is designed to increase operating efficiencies across all of its business organizations.

     Enterprise and PSE&G cannot predict the ultimate outcome of the ongoing changes that are taking place in the utility industry or predict whether such outcome will have a material impact on its financial condition, results of operations or net cash flows. However, Enterprise and PSE&G believe that the end result will involve a fundamental change in the way it conducts business. These changes may impact financial operating trends and could result in earnings volatility. PSE&G is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe and reliable manner at competitive prices while achieving strong financial performance.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Corporate Structure; Overview of 1996; Results of Operations; Liquidity and Capital Resources; Nuclear Operations; Competitive Environment; Accounting Issues; Rate Matters; Site Restorations and Other Environmental Costs and Future Outlook.

Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a new "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; federal and state regulatory actions; costs of construction; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; and credit market concerns. Enterprise and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Enterprise and PSE&G prior to the effective date of the Act.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

  Item 8. Financial Statements and Supplementary Data


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, Except Per Share Data)


                                                             For The Years Ended December 31,
                                                       ---------------------------------------------
                                                          1996             1995             1994
                                                       -----------     -----------      -----------
OPERATING REVENUES
  Electric                                             $ 3,944,362     $ 4,020,842      $ 3,739,713
  Gas                                                    1,880,994       1,686,403        1,778,528
  Nonutility Activities                                    215,893         186,417          177,082
                                                       -----------     -----------      -----------
     Total Opearting Revenues                            6,041,249       5,893,662        5,695,323
                                                       -----------     -----------      -----------

OPERATING EXPENSES
Operation
  Fuel for Electric Generation and
    Interchanged Power                                     918,514         891,782          695,763
  Gas Purchased                                          1,117,716         961,539        1,023,956
  Other                                                  1,053,520       1,007,735        1,015,806
  Maintenance                                              318,280         312,610          308,080
  Depreciation and Amortization                            607,293         596,966          555,461
  Taxes
    Federal Income Taxes (note 11)                         290,253         337,966          309,946
    New Jersey Gross Receipts Taxes                        598,016         612,961          583,167
    Other                                                   80,698          76,913           81,305
                                                       -----------     -----------      -----------
      Total Operating Expenses                           4,984,290       4,798,472        4,573,484
                                                       -----------     -----------      -----------

OPERATING INCOME                                         1,056,959       1,095,190        1,121,839
                                                       -----------     -----------      -----------

OTHER INCOME (EXPENSES)
  Allowance for Funds Used During Construction -
    Equity                                                    --             5,324           12,789
  Miscellaneous - net                                       (1,920)          8,041            6,430
                                                       -----------     -----------      -----------
       Total Other Income (Expenses)                        (1,920)         13,365           19,219
                                                       -----------     -----------      -----------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES                        1,055,039       1,108,555        1,141,058
                                                       -----------     -----------      -----------

Interest Charges (note 7)
  Long-Term Debt                                           386,289         402,213          425,422
  Short-Term Debt                                           33,759          32,822           23,962
  Other                                                     33,063          29,172           12,805
                                                       -----------     -----------      -----------
       Total Interest Charges                              453,111         464,207          462,189

Allowance for Funds Used During Construction -
  Debt and Capitalized Interest                            (18,155)        (32,839)         (29,799)
                                                       -----------     -----------      -----------
Net Interest Charges                                       434,956         431,368          432,390

Preferred Securities Dividend Requirements
  (note 5)                                                  27,741          15,664            1,680
Preferred Stock Dividend Requirements (note 5)              23,161          33,762           40,467
Net Gain (Loss) on Preferred Stock Redemptions
   (note 5)                                                 18,177            (474)            --
                                                       -----------     -----------      -----------

INCOME FROM CONTINUING OPERATIONS                          587,358         627,287          666,521

Discontinued Operations - Net of Taxes (note 2)             10,746          35,036           12,512
Gain on Sale of Discontinued Operations - Net
  of Taxes                                                  13,492            --               --
                                                       -----------     -----------     ------------

NET INCOME                                             $   611,596     $   662,323     $    679,033
                                                       ===========     ===========     ============

SHARES OF COMMON STOCK OUTSTANDING
  End of Period                                        233,470,291     244,697,930      244,697,930
  Average for Period                                   242,400,755     244,697,930      244,470,794

EARNINGS PER AVERAGE SHARE
Income From Continuing Operations                      $      2.42     $      2.57     $       2.73
Income From Discontinued Operations                           0.04            0.14             0.05
Gain on Sale of Discontinued Operations                       0.06             --              --
                                                       -----------     -----------     ------------

TOTAL EARNINGS PER AVERAGE SHARE                       $      2.52     $      2.71     $       2.78
                                                       ===========     ===========     ============

DIVIDENDS PAID PER SHARE OF COMMON STOCK               $      2.16     $      2.16     $       2.16
                                                       ===========     ===========     ============


See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)


                                                                    December 31,   December 31,
                                                                       1996           1995
                                                                    ------------   ------------
UTILITY PLANT - Original cost (note 16)
  Electric .....................................................     $13,314,033    $13,095,103
  Gas ..........................................................       2,555,901      2,442,572
  Common .......................................................         530,185        517,104
                                                                     -----------    -----------
      Total ....................................................      16,400,119     16,054,779
  Less: Accumulated depreciation and amortization ..............       5,889,098      5,440,414
                                                                     -----------    -----------
      Net ......................................................      10,511,021     10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
    1996, $259,384; 1995, $297,435..............................         198,845        180,018
                                                                     -----------    -----------
      Net Utility Plant in Service .............................      10,709,866     10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1996, $70,455;  1995, $104,743....................         445,321        369,082
  Plant Held for Future Use ....................................          23,966         23,966
                                                                     -----------    -----------
     Net Utility Plant .........................................      11,179,153     11,187,431
                                                                     -----------    -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS (notes 4, 8, 9 and 12)
  Long-Term Investments, net of amortization - 1996, $12,679;
    1995 $6,009, and net of valuation allowances - 1996,
    $16,969; 1995, $ -                                                 1,854,304      1,808,368
  Real Estate Property and Equipment, net of accumulated
    depreciation - 1996, $5,906; 1995, $6,121...................          64,753         88,627
  Other Plant, net of accumulated depreciation and amortization
    - 1996, $6,518; 1995, $6,677................................          37,031         28,720
 Nuclear Decommissioning and Other Special Funds (note 4).......         382,348        313,178
  Other Assets - net of valuation allowances - 1996, $826; 1995,
    $ -                                                                   13,548          3,851
                                                                     -----------    -----------
      Total Investments and Other Noncurrent Assets ............       2,351,984      2,242,744
                                                                     -----------    -----------
 CURRENT ASSETS
   Cash and Cash Equivalents (note 10)..........................         278,903         61,964
   Accounts Receivable:
     Customer Accounts Receivable ...............................        499,858        525,404
     Other Accounts Receivable ..................................        241,483        201,775
     Less: Allowance for Doubtful Accounts                                42,283         38,003
   Unbilled Revenues ............................................        248,504        246,876
     Fuel, at average cost ......................................        313,019        253,360
     Materials and Supplies, at average cost, net of inventory
       valuation reserves - 1996, $16,100; 1995, $20,100.........        147,757        143,741
   Deferred Income Taxes (note 11)...............................         23,210         27,571
   Miscellaneous Current Assets .................................         33,976         39,884
   Net Assets of Discontinued Operations ........................           --          365,905
                                                                     -----------    -----------
        Total Current Assets ....................................      1,744,427      1,828,477
                                                                     -----------    -----------
 DEFERRED DEBITS (note 6)
   Property Abandonments - net.............. ....................         52,573         70,120
   Oil and Gas Property Write-Down...............................         30,924         36,078
   Unamortized Debt Expense .....................................        139,067        123,833
   Deferred OPEB Costs (notes 1 and 14)..........................        226,171        167,189
   Unrecovered Environmental Costs (notes 3 and 13)..............        125,900        130,070
   Unrecovered Plant and Regulatory Study Costs .................         33,941         35,150
   Underrecovered Electric Energy and Gas Costs - net
     (notes 3 and 6).............................................        176,055        170,565
   Unrecovered SFAS 109 Deferred Income Taxes (note 11)..........        751,763        769,136
   Deferred Decontamination and Decommissioning Costs (note 4)...         46,643         49,872
   Other ........................................................         56,730          5,826
                                                                     -----------    -----------
        Total Deferred Debits ...................................      1,639,767      1,557,839
                                                                     -----------    -----------
 Total ..........................................................    $16,915,331    $16,816,491
                                                                     ===========    ===========

 See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                    December 31,   December 31,
                                                                       1996           1995
                                                                    ------------   ------------
CAPITALIZATION (notes 5 and 7)
  Common Equity:
    Common Stock .................................................   $ 3,626,792   $  3,801,157
    Retained Earnings ............................................     1,586,256      1,636,971
                                                                     -----------   ------------
       Total Common Equity .......................................     5,213,048      5,438,128
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption .................       113,392        324,994
    Preferred Stock With Mandatory Redemption ....................       150,000        150,000
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures....................................       210,000        210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures.....................................       208,000          --
  Long-Term Debt .................................................     4,580,231      5,189,791
                                                                     -----------   ------------
       Total Capitalization ......................................    10,474,671     11,312,913
                                                                     -----------   ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning and Low Level Radwaste
    Costs (note 4).................... ...........................        46,643         50,449
  Environmental Costs (notes 3 and 13)............................        85,755         96,272
  Capital Lease Obligations (note 12).............................        52,371         53,111
                                                                     -----------   ------------
         Total Other Long-Term Liabilities .......................       184,769        199,832
                                                                     -----------   ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year .............................       547,981         61,060
  Commercial Paper and Loans (note 7).............................       638,051        567,316
  Book Overdrafts ................................................       106,372         70,014
  Accounts Payable ...............................................       590,932        538,585
  Other Taxes Accrued ............................................        31,577         30,816
  Interest Accrued ...............................................        95,800        108,245
  Provision for Rate Refund.......................................        89,210         13,810
  Other ..........................................................       171,831        158,180
                                                                     -----------   ------------
       Total Current Liabilities .................................     2,271,754      1,548,026
                                                                     -----------   ------------
DEFERRED CREDITS
  Deferred Income Taxes (note 11).................................     3,250,343      3,083,426
  Deferred Investment Tax Credits ................................       361,786        392,324
  Deferred OPEB Costs (notes 1 and 14)............................       226,171        167,189
  Other ..........................................................       145,837        112,781
                                                                     -----------    -----------
       Total Deferred Credits ....................................     3,984,137      3,755,720
                                                                     -----------    -----------
 COMMITMENTS AND CONTINGENT LIABILITIES (note 13)                          --             --
                                                                     -----------    -----------
Total ............................................................   $16,915,331    $16,816,491
                                                                     ===========    ===========


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                   For the Years Ended December 31,
                                                                               ---------------------------------------
                                                                                 1996           1995          1994
                                                                               ----------   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................       $ 611,596    $  662,323    $  679,033
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ......................................         607,293       596,966       555,461
    Amortization of Nuclear Fuel .......................................          59,881        75,028        95,173
    (Deferral) Recovery of Electric Energy and Gas Costs - net .........          (5,490)        1,998      (110,529)
    Unrealized Gains on Investments - net ..............................          (6,982)      (46,668       (26,329)
    Provision for Deferred Income Taxes - net ..........................          64,724       133,898       103,051
    Investment Tax Credits - net .......................................         (28,805)      (20,142       (20,247)
    Allowance for Funds Used During Construction - Debt and
      Equity and Capitalized Interest ..................................         (18,155)      (38,163)      (42,588)
    Proceeds from Leasing Activities ...................................          88,970        37,652        27,682
    Changes in certain current assets and liabilities:
    Net (increase) decrease in Accounts Receivable and Unbilled
      Revenues .........................................................         (11,510)     (169,148)       66,609
    Net (increase) decrease in Inventory - Fuel and Materials and
      Supplies .........................................................         (63,675)       18,589        41,163
    Net increase (decrease) in Accounts Payable ........................          24,049       116,029       (73,283)
    Net increase (decrease) in Provision for Rate Refund................          75,400        (8,143)       19,538
    Net increase (decrease) in Other Accrued Taxes .....................             761       (17,492)     (257,897)
    Net change in Other Current Assets and Liabilities .................          11,475        20,222        19,423
    Other ..............................................................         (28,693)       68,318        75,371
    Net cash provided by operating activities - Discontinued
      Operations .......................................................          53,621       103,606        92,147
                                                                             -----------    ----------    ----------
       Net Cash provided by operating activities .......................       1,434,460     1,534,873     1,243,778
                                                                             -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ...........................        (585,929)     (649,883)     (849,174)
  Net decrease (increase) in Long-Term Investments and Real
    Estate .............................................................           4,916       (66,374)        59,647
  Contribution to Decommissioning Funds and Other Special
   Funds ...............................................................         (29,280)      (29,617)       (35,394)
  Cost of Plant Removal - net ..........................................         (33,503)      (29,674)       (33,962)
  Other ................................................................         (18,113)      (46,715)         7,093
  Change in Net Assets - Discontinued Operations .......................         (51,568)     (113,042)      (158,630)
  Net Proceeds from the Sale of Discontinued Operations ................         704,252           --             --
                                                                             -----------    ----------   ------------
       Net cash used in investing activities ...........................          (9,225)     (935,305)    (1,010,420)
                                                                             -----------    ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in Short-Term Debt ...........................          70,735       357,981        (86,050)
  Increase (decrease) in Book Overdrafts ...............................          36,358       (16,562)        23,584
  Issuance of Long-Term Debt ...........................................         373,500       156,320        849,800
  Redemption of Long-Term Debt .........................................        (808,241)     (556,294)      (593,790)
  Long-Term Debt Issuance and Redemption Costs .........................         (40,370)      (14,176)       (29,198)
  Issuance of Preferred Stock ..........................................             --            --         75,000
  Redemption of Preferred Stock ........................................        (211,602)      (60,000)      (120,000)
  Issuance of Preferred Securities of Subsidiaries......................         208,000        60,000        150,000
  Issuance of Common Stock .............................................            --            --           28,495
  Retirement of Common Stock ...........................................        (307,412)         --             --
  Cash Dividends Paid on Common Stock ..................................        (522,565)     (528,548)      (528,071)
  Other ................................................................          (6,699)       (1,814)        (6,970)
                                                                             -----------    ----------   ------------
       Net cash used in financing activities ...........................      (1,208,296)     (603,093)      (237,200)
                                                                             -----------    ----------   ------------
Net  increase (decrease) in Cash and Cash Equivalents ..................         216,939        (3,525)        (3,842)
Cash and Cash Equivalents at Beginning of Period .......................          61,964        65,489         69,331
                                                                             -----------    ----------   ------------
Cash and Cash Equivalents at End of Period .............................     $   278,903    $   61,964   $     65,489
                                                                             ===========    ==========   ============

Income Taxes Paid ......................................................     $   156,656    $  185,376   $    155,104
Interest Paid ..........................................................     $   462,877    $  481,264   $    432,873

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (Thousands of Dollars)

                                                      For the Years Ended December 31,
                                               --------------------------------------------
                                                    1996            1995            1994
                                               -------------   ------------    ------------

Balance at Beginning of Period ............... $   1,636,971  $   1,505,010     $ 1,361,018
Add:
Net Income ...................................       611,596        662,323         679,033
                                               -------------   ------------    ------------

Total                                              2,248,567      2,167,333       2,040,051
                                               -------------   ------------    ------------

Deduct:
  Cash Dividends on Common Stock .............       522,565        528,548         528,071
  Retirement of Common Stock .................       133,047              -               -
  Preferred Securities Issuance Expenses .....         6,699          1,814           6,970
                                               -------------   ------------    ------------

       Total Deductions ......................       662,311        530,362         535,041
                                               -------------   ------------    ------------

Balance at End of Period ..................... $   1,586,256  $   1,636,971   $   1,505,010
                                               =============   ============    ============

Note: The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. PSE&G, Enterprise's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, and certain of the debentures supplemental to its Mortgage and certain other indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1996, 1995 and 1994 was $10 million. There are no restrictions on EDHI's retained earnings. See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)


                                              For the Years Ended December 31,
                                       ------------------------------------------------
                                             1996             1995            1994
                                       -------------     -------------    -------------
OPERATING REVENUES
  Electric                             $   3,944,362     $   4,020,842    $   3,739,713
  Gas                                      1,880,994         1,686,403        1,778,528
                                       -------------     -------------    -------------
     Total Operating Revenues              5,825,356         5,707,245        5,518,241
                                       -------------     -------------    -------------

OPERATING EXPENSES
Operation
Fuel for Electric Generation
  and Interchanged Power                     918,514           891,782          695,763
Gas Purchased                              1,117,716           961,539        1,036,701
Other                                        981,559           949,400          959,859
Maintenance                                  318,280           312,610          308,080
Depreciation and Amortization                604,245           591,114          551,372
Taxes
Federal Income Taxes (note 11)               265,376           321,433          294,529
New Jersey Gross Receipts Taxes              598,016           612,961          583,167
Other                                         75,169            70,904           76,100
                                       -------------     -------------    -------------
     Total Operating Expenses              4,878,875         4,711,743        4,505,571
                                       -------------     -------------    -------------

OPERATING INCOME                             946,481           995,502        1,012,670
                                       -------------     -------------    -------------

OTHER INCOME (EXPENSES)
Allowance for Funds Used During
 Construction - Equity                          --               5,324           12,789
Miscellaneous - net                           (1,942)            7,728            6,233
                                       -------------     -------------    -------------
     Total Other Income (Expenses)            (1,942)           13,052           19,022
                                       -------------     -------------    -------------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES          944,539         1,008,554        1,031,692
                                       -------------     -------------    -------------

Interest Charges (note 7)
Long-Term Debt                               343,351           357,584          366,894
Short-Term Debt                               26,014            20,740           18,175
Other                                         29,216            28,545           10,856
                                       -------------     -------------    -------------
   Total Interest Charges                    398,581           406,869          395,925

Allowance for Funds Used During
  Construction - Debt                        (16,854)          (30,943)         (25,319)
                                       -------------     -------------    -------------
   Net Interest Charges                      381,727           375,926          370,606
                                       -------------     -------------    -------------

Preferred Securities Dividend
Requirements of Subsidiaries
  (note 5)                                    27,741            15,664            1,680
                                       -------------     -------------    -------------

NET INCOME                                   535,071           616,964          659,406
                                       -------------     -------------    -------------

Preferred Stock Dividend Requirements
(note 5)                                      23,161            33,762           40,467
Net Gain (Loss) on Preferred Stock
Redemptions (note 5)                          18,177              (474)              --
                                       -------------     -------------    -------------

EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED        $     530,087     $     582,728    $     618,939
                                       =============     =============    =============

See notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)

                                                                    December 31,   December 31,
                                                                        1996           1995
                                                                    ------------   ------------
UTILITY PLANT - Original cost (note 16)
  Electric ......................................................   $ 13,314,033  $  13,095,103
  Gas ...........................................................      2,555,901      2,442,572
  Common ........................................................        530,185        517,104
                                                                    ------------   ------------
       Total ....................................................     16,400,119     16,054,779
  Less: Accumulated depreciation and amortization ...............      5,889,098      5,440,414
                                                                    ------------   ------------
       Net ......................................................     10,511,021     10,614,365
  Nuclear Fuel in Service, net of accumulated amortization -
    1996, $259,384; 1995,  $297,435............... ..............        198,845        180,018
                                                                    ------------   ------------
       Net Utility Plant in Service .............................     10,709,866     10,794,383
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1996, $70,455; 1995, $104,743.. ...................        445,321        369,082
  Plant Held for Future Use .....................................         23,966         23,966
                                                                    ------------   ------------
       Net Utility Plant ........................................     11,179,153     11,187,431
                                                                    ------------   ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments,  net of amortization - 1996, $12,679;
     1995, $6,009, and net of valuation allowances - 1996,
     $13,969; 1995, $ - (note 8).................................        133,342        119,474
  Nuclear Decommissioning and Other Special Funds (note 4).......        382,348        313,178
  Other Plant, net of accumulated depreciation and
    amortization - 1996, $1,171; 1995, $1,905....................         19,157         24,976
                                                                    ------------   ------------
       Total Investments and Other Noncurrent Assets ............        534,847        457,628
                                                                    ------------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents (note 10)............................         47,639         32,373
  Accounts Receivable:
    Customer Accounts Receivable ................................        499,858        525,404
    Other Accounts Receivable ...................................        175,009        157,525
    Less: Allowance for Doubtful Accounts .......................         42,283         38,003
  Accounts Receivable - Associated Companies (note 19)...........          4,308             --
  Unbilled Revenues .............................................        248,504        246,876
  Fuel, at average cost .........................................        313,019        253,360
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1996, $16,100; 1995, $20,100 ...........        147,757        143,741
  Deferred Income Taxes (note 11)................................         23,210         27,571
  Miscellaneous Current Assets ..................................         30,409         37,130
                                                                    ------------   ------------
       Total Current Assets .....................................      1,447,430      1,385,977
                                                                    ------------   ------------
DEFERRED DEBITS (note 6)
  Property Abandonments - net....................................         52,573         70,120
  Oil and Gas Property Write-Down................................         30,924         36,078
  Unamortized Debt Expense.......................................        137,606        122,049
  Deferred OPEB Costs (notes 1 and 14)...........................        226,171        167,189
  Unrecovered Environmental Costs (notes 3 and 13)...............        125,900        130,070
  Unrecovered Plant and Regulatory Study Costs ..................         33,941         35,150
  Underrecovered Electric Energy and Gas Costs - net
    (notes 3 and 6)..............................................        176,055        170,565
  Unrecovered SFAS 109 Deferred Income Taxes (note 11)...........        751,763        769,136
  Deferred Decontamination and Decommissioning Costs (note 4)....         46,643         49,872
  Other .........................................................         56,348          5,700
                                                                    ------------   ------------
       Total Deferred Debits ....................................      1,637,924      1,555,929
                                                                    ------------   ------------
Total ...........................................................   $ 14,799,354   $ 14,586,965
                                                                    ============   ============

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)

                                                                        December 31,       December 31,
                                                                            1996               1995
                                                                        ------------       ------------
CAPITALIZATION (notes 5 and 7)
  Common Equity:
    Common Stock ....................................................   $  2,563,003       $ 2,563,003
    Contributed Capital from Enterprise .............................        594,395           594,395
    Retained Earnings ...............................................      1,365,003         1,365,915
                                                                        ------------       -----------
       Total Common Equity ..........................................      4,522,401         4,523,313
  Preferred Stock Without Mandatory Redemption ......................        113,392           324,994
  Preferred Stock  With Mandatory Redemption ........................        150,000           150,000
  Subsidiaries' Preferred Securities:
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures.......................................        210,000           210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures........................................        208,000              --
  Long-Term Debt ....................................................      4,107,331         4,586,268
                                                                        ------------      ------------
       Total Capitalization .........................................      9,311,124         9,794,575
                                                                        ------------      ------------
OTHER LONG-TERM LIABILITIES
  Decontamination, Decommissioning and Low Level Radwaste
    Costs (note 4)...................................................         46,643            50,449
  Environmental Costs (notes 3 and 13)...............................         85,755            96,272
  Capital Lease Obligations (note 12)................................         52,371            53,111
                                                                        ------------      ------------
       Total Other Long-Term Liabilities ............................        184,769           199,832
                                                                        ------------      ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year ................................        423,500              --
  Commercial Paper and Loans (note 7)... ............................        638,051           567,316
  Book Overdrafts ...................................................        106,372            70,014
  Accounts Payable ..................................................        520,651           481,632
  Accounts Payable - Associated Companies - net (note 19)............           --               8,011
  Other Taxes Accrued ...............................................         33,745            32,767
  Interest Accrued ..................................................         86,674            95,811
  Provision for Rate Refund..........................................         89,210            13,810
  Other .............................................................        132,113           141,910
                                                                        ------------      ------------
       Total Current Liabilities ....................................      2,030,316         1,411,271
                                                                        ------------      ------------
DEFERRED CREDITS
  Deferred Income Taxes (note 11).................................         2,557,587         2,535,603
  Deferred Investment Tax Credits ..................................         351,637           370,610
  Deferred OPEB Costs (notes 1 and 14)...............................        226,171           167,189
  Other .............................................................        137,750           107,885
                                                                        ------------      ------------
       Total Deferred Credits .......................................      3,273,145         3,181,287
                                                                        ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (note 13)                               --                --
                                                                        ------------      ------------
Total ...............................................................   $ 14,799,354      $ 14,586,965
                                                                        ============      ============


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)


                                                                                       For the Years Ended December 31,
                                                                                ------------------------------------------------
                                                                                      1996             1995             1994
                                                                                ------------       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ..............................................................     $    535,071       $    616,964      $   659,406
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization .........................................          604,245            591,114          551,372
    Amortization of Nuclear Fuel ..........................................           59,881             75,028           95,173
    (Deferral) Recovery of Electric Energy and Gas Costs - net ............           (5,490)             1,998         (110,529)
    Provision for Deferred Income Taxes - net .............................           39,357             79,321          108,163
    Investment Tax Credits - net ..........................................          (18,973)           (19,111)         (19,208)
    Allowance for Funds Used During Construction - Debt and Equity ........          (16,854)           (36,267)         (38,108)
       Changes in certain current assets and liabilities:
    Net decrease (increase) in Accounts Receivable and Unbilled
      Revenues ............................................................            6,406           (142,770)          74,891
    Net (increase) decrease in Inventory - Fuel and Materials
      and Supplies ........................................................          (63,675)            18,589           41,163
    Net increase (decrease) in Accounts Payable ...........................           31,008            102,961          (99,788)
    Net increase (decrease) in Provision for Rate Refund...................           75,400             (8,143)          19,538
    Net increase (decrease) in Other Accrued Taxes ........................              978            (11,071)        (261,037)
    Net change in Other Current Assets and Liabilities ....................           (7,852)             6,043           16,707
  Other ...................................................................          (36,056)            57,159           27,763
                                                                                ------------       ------------       ----------
       Net cash provided by operating activities ..........................        1,203,446          1,331,815        1,065,506
                                                                                ------------       ------------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ..............................         (585,929)          (649,883)        (849,174)
  Net (increase) decrease in Long-Term Investments .......................           (21,217)           (65,189)          50,668
  Contribution to Decommissioning Funds and Other Special
   Funds ..................................................................          (29,280)           (29,617)         (35,394)
  Cost of Plant Removal - net .............................................          (33,503)           (29,674)         (33,962)
  Other ...................................................................            5,819                859            1,692
                                                                                ------------       ------------       ----------
       Net cash used in investing activities ..............................         (664,110)          (773,504)        (866,170)
                                                                                ------------       ------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in Short-Term Debt ..............................           70,735            165,557         (130,969)
  Increase (decrease) in Book Overdrafts ..................................           36,358            (16,562)          23,584
  Issuance of Long-Term Debt ..............................................          373,500            156,320          849,800
  Redemption of Long-Term Debt ............................................         (428,937)          (367,039)        (478,950)
  Long-Term Debt Issuance and Redemption Costs ........................              (36,141)           (13,462)         (29,731)
  Issuance of Preferred Stock .............................................             --                 --             75,000
  Redemption of Preferred Stock ...........................................         (211,602)           (60,000)        (120,000)
  Net Gain (loss) on Preferred Stock Redemptions ..........................           18,177               (474)            --
  Issuance of Preferred Securities of Subsidiaries.........................          208,000             60,000          150,000
  Contributed Capital .....................................................             --               60,000             --
  Cash Dividends Paid .....................................................         (547,461)          (535,962)        (545,767)
  Other ...................................................................           (6,699)            (1,814)          (6,970)
                                                                                ------------       ------------       ----------
       Net cash used in financing activities ..............................         (524,070)          (553,436)        (214,003)
                                                                                ------------       ------------       ----------
  Net increase (decrease) in Cash and Cash Equivalents .................              15,266              4,875          (14,667)
  Cash and Cash Equivalents at Beginning of Period .......................            32,373             27,498           42,165
                                                                                ------------       ------------       ----------
  Cash and Cash Equivalents at End of Period ..............................     $     47,639       $     32,373       $   27,498
                                                                                ============       ============       ==========

  Income Taxes Paid .......................................................     $    254,141       $    279,873       $  209,196
  Interest Paid ...........................................................     $    391,783       $    399,509       $  345,867

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (Thousands of Dollars)



                                                       For the Years Ended December 31,
                                                 --------------------------------------------
                                                      1996            1995           1994
                                                 -------------  -------------   -------------

Balance at Beginning of Period ................  $   1,365,915  $    1,287,201  $   1,180,532
Add:
 Net Income ....................................       535,071         616,964        659,406
                                                 -------------  --------------  -------------

     Total ....................................      1,900,986       1,904,165      1,839,938
                                                 -------------  --------------  -------------

Deduct Cash Dividends:
  Preferred Stock, at
  required rates ..............................         23,161          33,762         40,467
  Common Stock ................................        524,300         502,200        505,300
  Preferred Securities Issuance Expenses ......          6,699           1,814          6,970
                                                 -------------  --------------  -------------

            Total Deductions ..................        554,160         537,776        552,737
                                                 -------------  --------------  -------------

Net Gain (Loss) on Preferred Stock
 Redemptions ..................................         18,177            (474)          --
                                                 -------------  --------------  -------------

Balance at End of Period ......................  $   1,365,003  $    1,365,915  $   1,287,201
                                                 =============  ==============  =============

Note: PSE&G has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, and certain of the debentures supplemental to its Mortgage and certain other indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1996, 1995 and 1994 was $10 million. See Notes to Consolidated Financial Statements.

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

     EDHI is the parent of Enterprise's non-utility businesses: Community Energy Alternatives Incorporated (CEA), an investor in, and developer and operator of, cogeneration and independent power production (IPP) facilities and exempt wholesale generators (EWGs); Public Service Resources Corporation (PSRC), which has made primarily passive investments; Energis Resources Incorporated (ERI), which provides total energy services to industrial and commercial customers both within and outside of PSE&G's traditional service territory (see Competitive Environment) and Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business. EDHI also has two finance subsidiaries: PSEG Capital Corporation (Capital), which provides privately placed debt financing on the basis of a minimum net worth maintenance agreement with Enterprise and Enterprise Capital Funding Corporation (Funding), which provides privately placed debt financing guaranteed by EDHI, but without direct support from Enterprise. EDHI has been conducting a controlled exit from the real estate business since 1993. In July 1996, EDHI sold Energy Development Corporation (EDC), an oil and gas subsidiary.

Summary of Significant Accounting Policies

     Regulation--PSE&G

     The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). As a result, PSE&G maintains its accounts in accordance with their prescribed Uniform Systems of Accounts, which are the same. The application of Generally Accepted Accounting Principles (GAAP) by PSE&G differs in certain respects from applications by non-regulated businesses. PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71--"Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which will be amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income (see Note 6--Deferred Items). If PSE&G were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position, results of operations or net cash flows of Enterprise and PSE&G.

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

     Consolidation Policy

     The consolidated financial statements include the accounts of Enterprise and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior year data have been made to conform with the current presentation.

     Unamortized Debt Expense

     Gains, losses and the costs of issuing and redeeming long-term debt for PSE&G are deferred and amortized over the life of the applicable debt.

     Utility Plant--PSE&G

     Additions to utility plant and replacements of units of property are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts. At the time units of depreciable property are retired or otherwise disposed, the original cost less net salvage value is charged to accumulated depreciation.

     Depreciation and Amortization

     Depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. Depreciation rates stated in percentages of original cost of depreciable property were 3.53% in 1996, 3.52% in 1995 and 3.51% in 1994.

     Nuclear Fuel burnup costs are charged to fuel expense on a units-of-production basis over the estimated life of the fuel. Rates for the recovery of fuel used at all nuclear units include a provision of one mill per kilowatt-hour (KWH) of nuclear generation for spent fuel disposal costs (see
Note 4--PSE&G Nuclear Decommissioning ).

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

     Decontamination and Decommissioning--PSE&G

     In 1993, FERC issued Order No. 557 regarding the accounting and rate-making treatment of special assessments levied under the National Energy Policy Act of 1992 (EPAct). Order No. 557 provides that special assessments are a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in the same manner as other fuel costs. By Order dated December 31, 1996 (December 31st Order), the BPU approved a settlement that provides that PSE&G can continue to follow deferred accounting treatment for the non-energy components of the Electric Levelized Energy Adjustment Clause (LEAC). The parties to the December 31st Order, including the New Jersey Division of Ratepayer Advocate and BPU Staff, reserved the right to review the reasonableness of these costs in a future proceeding, prior to recovery from customers (see Note 4--PSE&G Nuclear Decommissioning and Amortization of Nuclear Fuel).

     Allowance for Funds Used During Construction (AFDC)--PSE&G

     AFDC represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1996, 1995 and 1994 were 5.83%, 6.98% and 6.48%, respectively.

     Revenues and Fuel Costs--PSE&G

     Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues representing the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Rates include projected fuel costs for electric generation, purchased and interchanged power and gas purchased.

     Any LEAC and Levelized Gas Adjustment Charge (LGAC) underrecoveries or overrecoveries, together with interest (in the case of net overrecoveries), are deferred and included in operations in the period in which they are reflected in rates (see Note 3--Rate Matters).

     Financial Instruments

     Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurs (see Note 9--Financial Instruments and Risk Management).

     Income Taxes

     Enterprise and its subsidiaries file a consolidated federal income tax return and income taxes are allocated to Enterprise's subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits are deferred and amortized over the useful lives of the related property, including nuclear fuel.

     Benefit Plans

     Non-represented employees of PSE&G commencing service before January 1, 1996, represented employees of PSE&G commencing employment before January 1, 1997 and certain employees of PSE&G's affiliated companies are covered by a noncontributory trusteed pension plan (Pension Plan) from the date of hire. Non-represented employees of PSE&G who commenced service after January 1, 1996, represented employees of PSE&G who commence employment after January 1, 1997 as well as certain employees of PSE&G's affiliated companies are covered by a Cash Balance Pension Plan. The policy is to fund pension costs accrued (see Note 15--Pension Plan).

     In 1993, Enterprise and PSE&G adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) which requires that the expected cost of employees' postretirement health care and life insurance benefits be charged to expense during the years in which employees render service (see Note 14--Postretirement Benefits Other Than Pensions).

     Impairment of Long-Lived Assets

     On January 1, 1996, Enterprise and PSE&G adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which requires review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the results of operations, financial condition or net cash flows of Enterprise and PSE&G. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, Enterprise and PSE&G are monitoring the changing conditions facing the electric utility industry.

     Stock Based Compensation

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) is effective for fiscal years that begin after December 15, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based compensation plans and includes all arrangements by which employees receive shares of stock or other equity instruments of the employer or by which the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 provides an entity the option to either adopt the new method or to continue to measure compensation cost as prescribed by Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees" and provide proforma disclosure of the effect of adopting SFAS 123. Enterprise has elected to continue its current accounting treatment for stock compensation under APB 25. If stock based compensation costs for Enterprise had been determined based on methodology prescribed in SFAS 123, there would not have been a material effect on the financial position, results of operations or net cash flows of Enterprise.

Note 2. Discontinued Operations

     On July 1, 1996, EDHI entered into a contract for the sale of EDC to Samedan Oil Corporation, a subsidiary of Noble Affiliates, Inc., for an aggregate purchase price of $779 million subject to various purchase price adjustments. As a result, Consolidated Financial Statements previously issued have been restated to give effect to the classification of EDC as discontinued operations. The sale, which was completed on July 31, 1996, resulted in an after-tax gain of $13 million.

     Operating results of EDC for 1996 (7 months), 1995, and 1994 are summarized in the following table:

                                           1996            1995           1994
                                        (7 months)
                                       -------------    ------------  ----------
                                                 (Thousands of Dollars)
Revenues..............................   $128,353        $270,134      $234,608
Operating income......................     24,551          80,786        43,938
Earnings before income taxes..........      9,062          53,299        14,196
Income taxes..........................     (1,684)         18,263         1,684
Net income............................     10,746          35,036        12,512


     The net assets of EDC included in Enterprise's Consolidated Balance Sheet at December 31, 1995 are summarized in the following table:

                                                       December 31,
                                                           1995
                                                       ------------
                                                       (Thousands
                                                        of Dollars)
Property                                                 $608,015
Current assets, primarily receivables                      90,986
Other assets                                               56,836
Current liabilities                                        62,204
Debt                                                      311,821
Deferred credits and other liabilities                     15,907
                                                       ------------
Net assets                                               $365,905
                                                       ===========

Note 3. Rate Matters

Settlement of Certain Regulatory Issues

     By Order dated December 31, 1996 (December 31st Order), the BPU approved a settlement among PSE&G, the staff of the BPU (Staff) and the New Jersey Division of Ratepayer Advocate addressing (i) the cost impact of the current shutdown of Salem Units 1 and 2, including the "used and useful" issue related to the units through December 31, 1998; (ii) the recovery of certain replacement power costs associated with the 1994 Salem Unit 1 outage; and (iii) the recovery of capacity costs associated with PSE&G's power purchases from cogeneration producers through December 31, 1998. Under the December 31st Order, PSE&G has provided electric customers with bill credits totaling $83.9 million in January and February 1997 and PSE&G will forego recovery of $12 million associated with energy costs that previously have been deferred. The resulting earnings loss of $62.3 million or 26 cents per share of Enterprise common stock was previously recorded ($59.0 million or 25 cents per share in the third quarter of 1996 and $3.3 million or 1 cent per share in 1995).

     Under the terms of the December 31st Order, Salem Units 1 and 2 will continue in base rates without being subject to further refund and PSE&G will assume all nuclear and fossil generating fuel and performance risks, including replacement power costs associated with the Salem, Hope Creek and Peach Bottom nuclear stations from January 1, 1997 through December 31, 1998. The BPU's nuclear performance standard (NPS) will not apply to PSE&G from January 1, 1996 through December 31, 1998 (see Note 13--Commitments and Contingent Liabilities). In addition, the energy component of PSE&G's LEAC will be fixed at its existing level with no increase to customers until at least January, 1999. Any underrecovered or overrecovered LEAC balance existing on December 31, 1998 will not be considered in any LEAC review subsequent to that date. Any overrecovery at that date will be applied to reduce any potential stranded costs and any underrecovered balance will be charged to income in the period identified.

     The December 31st Order provides PSE&G the opportunity, but no guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover the December 31, 1996 underrecovered LEAC energy balance of $151.2 million without any change in the current energy component of the LEAC charge. Management believes that it will fully recover the underrecovered LEAC balance by December 31, 1998 and will continue to follow deferred accounting treatment for the LEAC.

     In addition to the resolution of the Salem "used and useful" issue, the December 31st Order addresses two other separate long-standing issues that PSE&G had been litigating before the BPU. The first pertains to the recovery of certain replacement power costs associated with a 58-day outage at Salem Unit 1 in 1994. The December 31st Order required PSE&G to reduce its underrecovered LEAC balance by $7 million. The second pertains to the recovery of capacity costs associated with electric utility power purchases from cogeneration producers through December 31, 1998. The December 31st Order required PSE&G to provide bill credits to electric customers totaling $6.4 million in during January and February 1997. In addition, PSE&G reduced its underrecovered LEAC balance by $5 million.

     Through separate letter agreements, PSE&G and the Ratepayer Advocate agreed on a commitment by PSE&G to provide financial assistance toward economic growth and development in New Jersey. This commitment, which runs through December 31, 1999, has four key elements. First, PSE&G will create a $30 million revolving economic development fund with emphasis on stimulating jobs and developing high technology projects in urban areas. Second, PSE&G will provide incentives to encourage local public housing authorities to replace up to 4,000 refrigerators a year. Third, PSE&G will commit $1 million to develop a fund to provide innovative assistance to low-income residents who are having difficulty paying energy bills. Finally, PSE&G will develop a computer system to assist low-income residents in identifying government and community programs from which they would be eligible to receive benefits. On February 24, 1997, an intervenor's group filed an appeal in New Jersey Superior Court seeking an invalidation of the December 31st Order. PSE&G cannot predict the outcome of this appeal.

LGAC

     On July 30, 1996, PSE&G filed its 1996/97 LGAC petition with the BPU requesting that it be effective October 1, 1996 through December 31, 1997. PSE&G has requested the LGAC be modified so as to more closely track the market price of gas and avoid the distortions and dislocations resulting from the reflection of over and underrecoveries. The 1996/97 LGAC proposal requested that residential and certain other customer billings be converted from a levelized charge to one derived on a monthly basis. The requested change in the LGAC pricing is the same as the change in pricing for Large Volume Gas (LVG) and General Service Gas (GSG) customers which was approved by the BPU in PSE&G's 1995/96 LGAC filing. In addition, there would be a cap of five cents per therm in the month to month change in the 1996/97 LGAC rate for all customer classes. PSE&G has also requested that the 1996/97 LGAC reflect a refund of approximately $14 million to LVG and GSG customers in the form of bill credits, stemming from over collections which occurred during the 1995/96 LGAC period.

     On November 22, 1996, the BPU approved an approximate $80 million increase based upon a modified Interim Stipulation in the LGAC proceeding. The BPU did not approve PSE&G's 1996/1997 LGAC proposal that residential and certain other customer billings be converted from an annual levelized charge to one derived on a monthly basis. The monthly pricing methodology for LVG and GSG customers, with minor modifications, will continue. During the months of December 1996 and January 1997, approximately $14 million was refunded through bill credits to customers that purchased LVG or GSG service (excluding off-peak service) during the period January 1, 1996 through October 31, 1996. The refund was based on an overcollection of gas costs from those customer classes and was apportioned based on those customers' billed usage during that period. PSE&G, Staff and the Ratepayer Advocate have the right to revisit all issues in a later proceeding. PSE&G cannot predict the outcome of such a proceeding.

Electric Levelized Energy Adjustment Clause

     On February 24, 1997, PSE&G filed with the BPU for an increase in the Demand Side Adjustment Factor component of the LEAC, to become effective on or before May 1, 1997. The filing would be effective for the period from May 1997 through December 1998 and requests an annualized increase of $151.8 million. The filing includes recovery of demand side management (DSM)/conservation costs related to BPU approved programs and would raise rates to a level sufficient to recover such costs. At December 31, 1996, PSE&G had an underrecovered balance of approximately $43 million related to these programs. Such amount is included in other Deferred Debits on PSE&G's balance sheets. This underrecovery is expected to grow to approximately $75 million by April 30, 1997. Approval of this filing would result in recovery of this balance, as well as the costs of these programs through December 1998. PSE&G cannot predict the outcome of this matter.

See Settlement of Certain Regulatory Issues for other LEAC matters.


Remediation Adjustment Charge (RAC)

     In 1992, the BPU approved a mechanism for recovery of PSE&G's costs associated with its Manufactured Gas Plant Remediation Program (Remediation Program) since October 1, 1992, allowing the recovery of actual costs plus carrying charges, net of insurance recoveries, over a seven-year period through PSE&G's LGAC and LEAC, with 60% charged to gas customers and 40% charged to electric customers. On November 22, 1996, the BPU approved an Interim LGAC Stipulation regarding costs incurred during the period August 1, 1995 through July 31, 1996. Under this Order, PSE&G is expected to recover $2.7 million from gas customers and $1.8 million from electric customers during the period November 1, 1996 through October 31, 1997.

Consolidated Tax Benefits

     In a case affecting another utility in which neither Enterprise nor PSE&G were parties, the BPU considered the extent to which tax savings generated by non-utility affiliates included in the consolidated tax return of that utility's holding company should be considered in setting that utility's rates. In 1992, the BPU approved an order in such case treating certain consolidated tax savings generated after June 30, 1990 by that utility's non-utility affiliates as a reduction of its rate base. Also in 1992, the BPU issued an order resolving PSE&G's 1992 base rate proceeding without separate quantification of the consolidated tax issue. Such order did not provide final resolution of the consolidated tax issue for any subsequent base rate filing. While Enterprise continues to account for its two wholly-owned subsidiaries on a stand-alone basis, resulting in a realization of tax benefits by the entity generating the benefit, an ultimate unfavorable resolution of the consolidated tax issue could reduce PSE&G's and Enterprise's revenues, net income or net cash flows. In addition, an unfavorable resolution may adversely impact Enterprise's non-utility investment strategy. Enterprise believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and non-utility businesses. The issue of Enterprise sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was addressed by the BPU in its July 28, 1996 letter which informed PSE&G that the issue of consolidated tax savings can be discussed in the context of PSE&G's next base rate case or plan for an alternative form of regulation. However, neither Enterprise nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings (see Note 11--Federal Income Taxes).

Alternative Rate Plan

     On January 16, 1996, PSE&G proposed to the BPU an alternative rate plan that included an immediate $50 million rate reduction for its electric customers, various types of rate freezes, assurances that future price increases related to controllable costs will be lower than the rate of inflation and funding of up to an aggregate of $55 million in two economic development initiatives. As a result of the findings and filing requirements of the BPU's draft Phase II report of the Master Plan (draft Phase II report), on January 31, 1997, PSE&G withdrew its alternative rate plan from further consideration.

Other Rate Matters

     In 1995, the BPU initiated a generic proceeding that would eventually lead to New Jersey electric utilities having the ability to offer "off-tariff" negotiated rates to customers. Although these Off-Tariff Rate Agreements (OTRA) are offered at PSE&G's sole discretion, they are subject to BPU approval of minimum price, confidentiality of information, contract duration, regulatory filing requirements and other reporting requirements. These negotiated OTRAs form part of PSE&G's overall strategy to retain customers in its service territory and maintain long term electric sales. To date, three OTRAs have been filed with and approved by the BPU and PSE&G is currently in negotiations with several other customers. PSE&G cannot predict what impact OTRAs may have on its financial position, results of operations and net cash flows.

     On August 1, 1996, the BPU initiated a generic proceeding to resolve the regulatory and rate issues associated with SFAS 106. On January 8, 1997, the BPU issued its Order adopting a stipulation of the parties to the proceeding regarding SFAS 106 cost recovery mechanisms and initiating a second phase of the generic proceeding requiring each utility's individual filing to obtain SFAS 106 accrual rate recognition under one of the rate mechanisms established in the BPU Order. PSE&G cannot predict the outcome of this proceeding.

     On September 19, 1996, PSE&G filed a petition with the BPU to establish an interim Competitive Transition Charge (CTC). The CTC is designed to recover stranded costs which may result from a customer leaving PSE&G's system as a full requirements customer. If approved by the BPU as filed, this charge would apply to customers who, after September 19, 1996, commit to an alternate source of electric power while remaining physically located in PSE&G's electric franchise area. Further, this interim charge would be limited to customers with present billing demands in excess of 500KW. The proposed charge would be interim, pending BPU resolution of the stranded cost issue on a generic basis in the Energy Master Plan. PSE&G cannot predict what action the BPU may take with respect to the CTC petition.

     Recoverability of stranded costs is largely dependent on the transition rules established by regulators, including the FERC and the BPU. Stranded costs that could result as the industry moves to a more competitive environment include investments in generating facilities, transmission assets, purchase power agreements where the price being paid under such an agreement exceeds the market price for electricity and regulatory assets for which recovery is based solely on continued cost based regulation. Since the Energy Master Plan proceeding is still in the proposal phase, and recognizing that the issue of securitization and the extent of its application have not been determined, as well as the potential need for legislative action, management cannot predict the level of PSE&G's stranded costs or the extent to which regulators will allow recovery of such costs.

Note 4. PSE&G Nuclear Decommissioning

     The BPU decision in PSE&G's most recent base rate case utilized studies based on the prompt removal/dismantlement method of decommissioning for all of PSE&G's nuclear generating stations. This method consists of removing fuel, source material and all other radioactive materials with activity levels above accepted release limits from the nuclear sites. PSE&G has an ownership interest in five nuclear units: Salem 1 and Salem 2--42.59% each, Hope Creek--95% and Peach Bottom 2 and 3--42.49% each. In accordance with rate orders received from the BPU, PSE&G has established an external master nuclear decommissioning trust for all its nuclear units. This trust contains two separate funds: a qualified fund and a non-qualified fund, due to an Internal Revenue Service (IRS) ruling.
Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a "qualified" fund. Contributions made into a qualified fund are tax deductible. PSE&G estimated the total cost of decommissioning its share of these five nuclear units at $986 million in year end 1995 dollars (the year that the most recent site specific estimates were prepared), excluding contingencies. On December 23, 1996, PSE&G filed its 1995 nuclear plant decommissioning cost update with the BPU. The filing included decommissioning cost updates for PSE&G's respective ownership shares of its five nuclear units. PSE&G's filing was based on site specific studies (year end 1995 dollars).

     The most recent base rate decision provided that $15.6 million of such costs are to be collected through base rates and an additional annual amount of $7 million in 1993 and $14 million each year thereafter are to be recovered through PSE&G's LEAC. At December 31, 1996 and 1995, the accumulated provision for depreciation and amortization included reserves for nuclear decommissioning for PSE&G's nuclear units of $338 million and $292 million, respectively. As of December 31, 1996 and 1995, PSE&G had contributed $249 million and $220 million, respectively, into independent, external, qualified and non-qualified nuclear decommissioning trust funds. The fair market value of these funds as of December 31, 1996 and 1995 was $375 million and $311 million, respectively.

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including PSE&G, regarding the recognition, measurement and classification of nuclear decommissioning costs in their financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

Uranium Enrichment Decontamination and Decommissioning Fund

     In accordance with EPAct, domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected. Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $69 million (adjusted for inflation). Since 1993, PSE&G has paid $22 million, resulting in a balance due of $47 million. PSE&G has deferred the expenditures incurred to date as part of deferred underrecovered electric energy costs (see Note 3--Rate Matters).

Spent Nuclear Fuel Disposal Costs

     In accordance with the Nuclear Waste Policy Act (NWPA), PSE&G has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Fuel for Electric Generation and Net Interchanged Power in the Statements of Income.
These costs are being recovered through the LEAC (see Note 3--Rate Matters).

Note 5. Schedule of Consolidated Capital Stock and Other Securities


                                                                              Current
                                                                             Redemption
                                                            Outstanding        Price         December 31,     December 31,
                                                               Shares        Per Share           1996             1995
                                                            --------------  --------------   ---------------  --------------
                                                                                (Thousands of Dollars)
  Enterprise Common Stock (no par)--(Note A)--
     Authorized 500,000,000 shares; issued and
     outstanding at December 31, 1996, 233,470,291
     shares and at December 31, 1995 and December
     31, 1994, 244,697,930 shares                                                               $3,626,792      $3,801,157

  Enterprise Preferred Securities (Note B)
     PSE&G Cumulative Preferred Securities (Note C)
       Without Mandatory Redemption (Notes D and E)
       $100 par value series
       4.08%...........................................          146,221          103.00          $ 14,622        $ 25,000
       4.18%...........................................          116,958          103.00            11,696          24,994
       4.30%...........................................          149,478          102.75            14,948          25,000
       5.05%...........................................          104,002          103.00            10,400          25,000
       5.28%...........................................          117,864          103.00            11,786          25,000
       6.80%...........................................          188,684          102.00            18,869          25,000
       6.92%...........................................          160,711           --               16,071          60,000
       7.40%...........................................            --              --                --             50,000
       7.52%...........................................            --              --                --             50,000

     $25 par value series
       6.75%...........................................          600,000           --               15,000          15,000
                                                                                             ---------------  ---------------
     Total Preferred Stock without Mandatory Redemption                                          $ 113,392       $ 324,994
                                                                                             ===============  ==============
       With Mandatory Redemption (Notes D and F) $100
       par value series
       7.44%...........................................          750,000           --             $ 75,000        $ 75,000
       5.97%...........................................          750,000           --               75,000          75,000
                                                                                             ---------------  ---------------
     Total Preferred Stock with Mandatory Redemption...                                          $ 150,000       $ 150,000
                                                                                             ===============  ==============
     Monthly Guaranteed Preferred Beneficial Interest
     in PSE&G's Subordinated Debentures (Notes D, F and G)
       9.375%..........................................        6,000,000           --            $ 150,000       $ 150,000
       8.00%...........................................        2,400,000           --               60,000          60,000
                                                                                             ---------------  --------------
       Total Monthly  Guaranteed  Preferred  Beneficial
       Interest in PSE&G's Subordinated Debentures.....                                          $ 210,000       $ 210,000
                                                                                             ===============  ==============
     Quarterly    Guaranteed    Preferred    Beneficial
     Interest in PSE&G's
     Subordinated Debentures (Notes D, F and H)........
       8.625%..........................................        8,320,000           --             $208,000           --
                                                                                             ---------------
       Total Guaranteed  Preferred  Beneficial Interest
       in PSE&G's
       Subordinated Debentures.........................                                           $208,000           --
                                                                                             ===============

(A) In July 1996, Enterprise initiated a common stock repurchase program. As of December 31, 1996, 11,227,639 shares had been repurchased for $307 million. The program concluded on January 17, 1997. The total number of shares repurchased under the program was 12,740,322 at a cost of $350 million.

       Total  authorized  and  unissued  shares  include   7,302,488  shares  of
       Enterprise Common Stock reserved for issuance through Enterprise's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 1996 and 1995, no shares of Enterprise Common Stock were issued or sold through these plans.

(B) Enterprise has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) At December 31, 1996, there were aggregates of 5,016,082 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being revived from time to time.

(D) At December 31, 1996, the annual dividend requirement and embedded dividend rate for Preferred Stock without mandatory redemption was $6,283,425 and 5.45%, respectively, and for Preferred Stock with mandatory redemption was $10,057,500 and 6.75%, respectively.

       At December 31, 1995, the annual dividend requirement and embedded dividend rate for Preferred Stock without mandatory redemption was $20,046,765 and 6.14%, respectively, and for Preferred Stock with mandatory redemption was $10,057,500 and 6.75%, respectively.

       At  December  31,  1996 and 1995,  the annual  dividend  requirement  and
       embedded cost of the   Monthly  Income  Preferred  Securities (Guaranteed
       Preferred Beneficial Interest in PSE&G's Subordinated Debentures) was $18,862,500 and 6.04%, respectively.

       At December 31, 1996, the annual dividend requirement of the Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) and their embedded costs were $17,940,000 and 5.80%, respectively.

(E) On June 28, 1996, PSE&G redeemed all of the 500,000 shares of each of its outstanding 7.52% and 7.40% cumulative preferred stock ($100 par), at a redemption price of $101 per share.

       In addition, PSE&G purchased an aggregate of 1,116,024 shares of its 4.08%, 4.18%, 4.30%, 5.05%, 5.28%, 6.80% and 6.92% Cumulative Preferred
       Stock ($100 par) through a tender offer.

(F) For information concerning fair value of financial instruments, see Note 9--Financial Instruments and Risk Management.

(G) Public Service Electric and Gas Capital, L.P. was formed for the purpose of issuing Monthly Income Preferred Securities (Monthly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). The proceeds of Monthly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures sales were lent to PSE&G and evidenced by PSE&G's Deferrable Interest Subordinated Debentures. If and for as long as payments on PSE&G's Deferrable Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indenture related thereto or its guarantee thereof, PSE&G may not pay any dividends on its Common and Preferred Stock.

(H) On June 26, 1996, PSE&G Capital Trust I (Trust), a special purpose statutory business trust wholly owned by PSE&G, issued $208 million of 8.625% Quarterly Income Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). The sole asset of the Trust is PSE&G's 8.625% Series A Deferrable Interest Subordinated Debenture, evidenced by such loan, in an aggregate principal amount of $214,433,000 with a stated maturity date of June 26, 2045. The Subordinated Debentures and the Indenture constitute a full and unconditional guarantee by PSE&G of the Preferred Securities issued by the Trust.

Note 6. Deferred Items

Property Abandonments

     The BPU has authorized PSE&G to recover after-tax property abandonment costs from its customers. The following table reflects the application of Statement of Financial Accounting Standards No. 90, "Regulated
Enterprises--Accounting for Abandonments and Disallowances of Plant Costs," (SFAS 90) on property abandonments, and related tax effects, for which no return is earned. The net-of-tax discount rate used was between 4.868% and 5.292%.


                                                             Property Abandonments
                                         ----------------------------------------------------------------
                                              December 31, 1996                December 31, 1995
                                         -----------------------------   --------------------------------
                                          Discounted                      Discounted
                                             Cost           Taxes            Cost             Taxes
                                         --------------  -------------   ---------------  ---------------
                                                             (Thousands of Dollars)
Atlantic Project....................          $45,718        $19,178           $58,221          $24,440
LNG Project.........................                0              0             2,992              957
Uranium Projects....................            6,855          3,019             8,907            3,871
                                         ==============  =============   ===============  ===============
                                              $52,573        $22,197           $70,120          $29,268
                                         ==============  =============   ===============  ===============

Underrecovered Electric Energy and Gas Costs--net

     Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC. PSE&G's deferred fuel balances as of December 31, 1996 and 1995 reflect underrecovered costs as follows:

                                                  December 31,
                                           -----------------------------
                                               1996           1995
                                           --------------  -------------
                                              (Millions of Dollars)
Underrecovered Electric Energy Costs.....        $151.2         $162.4
Underrecovered Gas Fuel Costs............          24.9            8.2
                                           ==============  =============
           Total                                 $176.1         $170.6
                                           ==============  =============

     The December 31st Order provides PSE&G the opportunity, but no guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover its December 31, 1996 underrecovered LEAC balance of $151.2 million without any change in the current energy component of the LEAC charge. Management believes that it will fully recover the underrecovered LEAC balance by December 31, 1998 and will continue to follow deferred accounting treatment for the LEAC.

Unrecovered Plant and Regulatory Study Costs

     Amounts  shown  in  the  consolidated   balance  sheets  consist  of  costs
associated with developing, consolidating and documenting the specific design basis of PSE&G's jointly owned nuclear generating stations, as well as PSE&G's share of costs associated with the cancellation of the Hydrogen Water Chemistry System Project (HWCS Project) at Peach Bottom. PSE&G has received both BPU and FERC approval to defer and amortize, over the remaining lives of the Salem, Hope Creek and Peach Bottom nuclear units, costs associated with configuration baseline documentation and the canceled HWCS Project.

Oil and Gas Property Write-Down

     On December 31, 1992, the BPU approved the recovery of PSE&G's deferral of an EDC write-down through PSE&G's LGAC over a ten-year period beginning January 1, 1993.

Note 7. Schedule of Consolidated Debt

LONG-TERM

                                                                                   December 31,
                                                                          ---------------------------------
Interest Rates                                           Maturity            1996               1995
------------------------------------------------------   ---------------  ---------------    --------------
                                                                              (Thousands of Dollars)
PSE&G
First and Refunding Mortgage
Bonds (Note A)
6.875%-7.125%                                            1997.........        $300,000          $300,000
6.00%                                                    1998.........         100,000           100,000
8.75%                                                    1999.........         100,000           100,000
6.00%-7.625%                                             2000.........         400,000           400,000
7.875%                                                   2001.........         100,000           100,000
6.125%-9.125%                                            2002-2006....       1,200,000         1,200,000
6.25%-6.90%                                              2007-2011....         152,990             2,990
6.75%-7.375%                                             2012-2016....         398,500           198,500
Variable                                                 2012-2016....          66,120            42,620
6.45%-9.25%                                              2017-2021....         172,980           375,600
Variable                                                 2017-2021....          13,700            13,700
5.20%-8.75%                                              2022-2026....         689,362           917,500
5.70%-6.55%                                              2027-2031....         349,200           349,200
5.45%-6.40%                                              2032-2036....         295,200           295,200
5.00%-8.00%                                              2037.........          15,001            15,001
Medium-Term Notes
7.10%-7.13%                                              1997.........         100,000           100,000
8.10%-8.16%                                              2009.........          60,000            60,000
7.15%-7.18%                                              2023.........          40,500            40,500
                                                                          ---------------    --------------
   Total First and Refunding Mortgage Bonds...........................       4,553,553         4,610,811
                                                                          ---------------    --------------
Debenture Bonds Unsecured
6.00%                                                    1998.........          18,195            18,195
                                                                          ---------------    --------------
   Total Debenture Bonds..............................................          18,195            18,195
                                                                          ---------------    --------------
Principal Amount Outstanding (Note F).................................       4,530,831         4,629,006
Amounts Due Within One Year (Note B)..................................        (423,500)             --
Net Unamortized Discount..............................................         (40,917)          (42,738)
                                                                          ---------------    --------------
   Total Long-Term Debt of PSE&G (Note G).............................      $4,107,331        $4,586,268
EDHI
Capital (Note C) Senior notes
9.875%--10.05%                                           1998.........         $80,000          $122,500
Medium-Term Notes
9.00%                                                    1996.........            --              20,000
5.79%-5.92%                                              1997.........          27,000            27,000
9.00%                                                    1998.........          75,000            75,000
8.95%-9.93%                                              1999.........         155,000           155,000
6.54%                                                    2000.........          78,000            78,000
                                                                          ---------------    --------------
Principal Amount Outstanding (Note F).................................         415,000           477,500
Amount included in Net Assets of Discontinued Operations..............            --              (1,570)
Amounts Due Within One Year (Note B)..................................         (69,481)          (60,912)
Net Unamortized Discount..............................................            (619)             (901)
                                                                          ===============    ==============
   Total Long-Term Debt of Capital....................................        $344,900          $414,117
                                                                          ===============    ==============
Funding (Note D)
9.55%                                                    1996.........        $   --             $28,000
6.85%-9.59%                                              1997.........          55,000            55,000
9.95%                                                    1998.........          83,000            83,000
7.58%                                                    1999.........          45,000            45,000
                                                                          ---------------    --------------
Principal Amount Outstanding (Note F).................................         183,000           211,000
Amount included in Net Assets of Discontinued Operations..............            --             (28,000)
Amounts Due Within One Year (Note B)..................................         (55,000)             --
                                                                          ===============    ==============
   Total Long-Term Debt of Funding....................................        $128,000          $183,000
                                                                          ===============    ==============
EGDC Mortgage Notes
10.625%--12.75% (Note F)                                  2012........      $     --              $6,554
Amounts Due Within One Year...........................................            --                (148)
                                                                          ---------------    --------------
     Total Long-Term Debt of EGDC.....................................      $     --              $6,406
                                                                          ===============    ==============
     Total Long-Term Debt of EDHI.....................................      $  472,900          $603,523
                                                                          ===============    ==============
        Consolidated Long-Term Debt (Note E)..........................      $4,580,231        $5,189,791
                                                                          ===============    ==============

Notes:
(A) PSE&G's Mortgage, securing the Bonds, constitutes a direct first mortgage lien on substantially all PSE&G's property and franchises.

       During the year, PSE&G reacquired on the open market $75.1 million of its 8 1/2% Series LL First and Refunding Mortgage Bonds and $6.6 million of its 9 1/4% Series CC First and Refunding Mortgage Bonds. On January 30, 1996, PSE&G issued $200 million and $150 million, respectively, principal amount of its First and Refunding Mortgage Bonds 6 3/4% Series VV due 2016 and 6 1/4% Series WW due 2007, respectively.

(B) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1996 are as follows:


                     Sinking
                      Funds                                      Maturities
                  ---------------   ----------------------------------------------------------------------
    Year             Capital            PSE&G            Capital            Funding           Total
---------------   ---------------   ---------------   ----------------   ---------------  ----------------
                                                  (Thousands of Dollars)
1997.........           $42,500          $400,000            $27,000           $55,000          $524,500
1998.........            37,500           118,195             75,000            83,000           313,695
1999.........             --              100,000            155,000            45,000           300,000
2000.........             --              400,000             78,000             --              478,000
2001.........             --              100,000              --                --              100,000
                  ===============   ===============   ================   ===============  ================
                        $80,000        $1,118,195           $335,000          $183,000        $1,716,195
                  ===============   ===============   ================   ===============  ================

(C) Capital has provided up to $750 million debt financing for EDHI's businesses, except ERI, on the basis of a net worth maintenance agreement with Enterprise. Effective January 31, 1995, Capital agreed to limit its borrowings to no more than $650 million.

(D) Funding provides debt financing for EDHI's businesses, other than EGDC and ERI, on the basis of an unconditional guarantee from EDHI.

(E) At December 31, 1996 and 1995, the annual interest requirement on long-term debt was $369.9 million and $399.8 million, of which $302.0 million and $315.6 million, respectively, was the requirement for Bonds. The embedded interest cost on long-term debt on such date was 7.62% and 7.71%, respectively.

(F) For information concerning fair value of financial instruments, see Note 9--Financial Instruments and Risk Management.

(G) At December 31, 1996 and 1995, PSE&G's annual interest requirement on long-term debt was $316.8 million and $330.5 million, of which $302.0 million and $315.6 million, respectively, was the requirement for Bonds. The embedded interest cost on long-term debt on such dates was 7.45% and 7.54%, respectively. The embedded interest cost on long-term debt due within one year at December 31, 1996 was 7.46%.

SHORT-TERM (Commercial Paper and Loans)

     Commercial paper represents unsecured bearer promissory notes sold through dealers at a discount with a term of nine months or less.

         Bank loans represent PSE&G's unsecured promissory notes issued under informal credit arrangements with various banks and have a term of eleven months or less.

PSE&G
                                                  1996         1995        1994
                                                  ----         ----        ----
                                                       (Millions of Dollars)
                                                       ---------------------
Principal amount outstanding at year end,
  primarily commercial paper...................   $638         $567        $402
Weighted average interest rate for
  short-term debt at year end..................   5.70%        5.93%       6.07%

     PSE&G has authorization from the BPU to issue and have outstanding not more than $1.3 billion of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders. This authorization expires January 2, 1999.

     PSE&G has a $1 billion commercial paper program (Program) supported by a $500 million one year revolving credit agreement expiring in August 1997 and a $500 million five year revolving credit agreement expiring in August 2000 with a group of commercial banks. As of December 31, 1996, 1995 and 1994, PSE&G had $443 million, $391 million and $258 million respectively, outstanding under the Program, which amounts are included in the table above. As of December 31, 1996, there was no debt outstanding under the revolving credit agreements.

     PSE&G has $114 million in uncommitted lines of credit facilities extended by a number of banks to primarily support short-term borrowings, of which $64 million was outstanding on December 31, 1996 and are included in the table above.

     PSE&G had various lines of credit facilities extended by banks to primarily support the issuance of letters of credit. As of December 31, 1996, letters of credit were issued in the amount of $20.6 million.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires in March 2000. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1996, 1995 and 1994, Fuelco had commercial paper of $83.2 million, $87.7 million and $93.7 million, respectively, outstanding under the commercial paper program, which amounts are included in the table above. As of December 31, 1996, there was no debt outstanding under the revolving credit facility.

     Public Service Conservation Resources Corporation (PSCRC) has a $30 million revolving credit facility supported by a PSE&G subscription agreement in an aggregate amount of $30 million which terminates on March 7, 1997. As of December 31, 1996, PSCRC had $30 million outstanding under this facility, which amount is included in the table above.

     PSE&G has entered into standby financing arrangements with a bank totaling $80 million. These facilities support tax-exempt multi-mode financings done through the New Jersey Economic Development Authority and the York County (Pennsylvania) Industrial Development Authority. As of December 31, 1996, no amounts were outstanding under such arrangements.

EDHI

                                                     1996      1995      1994
                                                     ----      ----      ----
                                                        (Millions of Dollars)
                                                        ---------------------
Principal amount outstanding at year end........      --       $182 (A)  $90 (A)
Weighted average interest rate for short-term
  debt at year end..............................      --       6.26%    5.97%


(A)    Amounts included in Net Assets of Discontinued Operations.

     Through July 31, 1996, Funding had a commercial paper program, supported by a commercial bank letter of credit and credit facility, in the amount of $225 million. Additionally, Funding had a $225 million revolving credit facility. Both facilities were scheduled to expire in March 1998. On July 31, 1996, Funding amended and restated its commercial paper program and revolving credit facility in conjunction with the sale of EDC, reducing the total amount from $450 million to $300 million and extending the maturity from March 1998 to July 1999. The $225 million commercial paper program was eliminated and the $225 million revolving credit facility was increased to $300 million. As of December 31, 1996, Funding had no borrowings outstanding under the amended and restated facility.



ENTERPRISE

     At December 31, 1996, 1995 and 1994, Enterprise had a $25 million line of credit with a bank. At those dates, Enterprise had no borrowings under this line.

Note 8. Long-Term Investments

     Long-Term Investments are primarily those of EDHI.

                                                              December 31,
                                                     ---------------------------
                                                           1996          1995
                                                     -------------  ------------
                                                        (Millions of Dollars)
     Lease Agreements (see Note 12--Leasing
       Activities):
          Leveraged Leases.......................         $ 932           $ 845
          Direct-Financing Leases................            33              35
          Other Leases...........................             3               6
                                                     -------------  ------------
               Total.............................           968             886
                                                     -------------  ------------
     Partnerships:
          General Partnerships...................           138             173
          Limited Partnerships...................           495             518
                                                     -------------  ------------
               Total.............................           633             691
                                                     -------------  ------------
     Corporate Joint Ventures....................            75              49
     Securities..................................            48              63
     Other Investments...........................           130             119
                                                     =============  ============
               Total Long-Term Investments.......       $ 1,854         $ 1,808
                                                     =============  ============

     PSRC's leveraged leases are reported net of principal and interest on nonrecourse loans, unearned income and deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive.

     Partnership investments are those of PSRC, EGDC and CEA and are undertaken with other investors. PSRC is a limited partner in various partnerships and is committed to make investments from time to time upon the request of the respective general partners. At December 31, 1996, $30 million remained as PSRC's unfunded commitment subject to call.

     Other investments relate primarily to PSCRC's investment in Demand Side Management projects. PSCRC's investment balance at December 31, 1996 and 1995 was approximately $101 million and $91 million, respectively.

Note 9. Financial Instruments and Risk Management

     Enterprise's operations give rise to exposure to market risks from changes in natural gas prices, interest rates, foreign exchange rates and security prices of investments. Enterprise's policy is to use derivatives for the purpose of managing market risk consistent with its business plans and prudent practices. Enterprise does not hold or issue financial instruments for trading purposes.

Natural Gas Hedging

     Through December 31, 1996 and 1995, ERI entered into futures contracts to buy 10,810,000 mmbtu and 4,970,000 mmbtu of natural gas at average prices of $2.10 per mmbtu and $1.78 per mmbtu, respectively, related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 95% and 91% of its fixed-price sales commitments at December 31, 1996 and 1995, respectively. ERI had deferred unrealized hedge gains of $3.6 million and $3.1 million at those respective dates.

Fair Value of Financial Instruments

     The estimated fair value was determined using the market quotations or values of securities with similar terms, credit ratings, remaining maturities and redemptions at the end of 1996 and 1995, respectively.


                                                                                     December 31,
                                                                                     ------------
                                                                        1996                       1995
                                                                        ----                       ----
                                                                Carrying       Fair        Carrying       Fair
                                                                 Amount        Value        Amount        Value
                                                              ----------    ---------     ----------   --------
                                                                            (Thousands of Dollars)
Long-Term Debt (A):
     EDHI..................................................   $  597,381    $  606,000    $  694,153   $  731,000
     PSE&G.................................................    4,530,831     4,591,947     4,586,268    4,828,008
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.................      150,000       151,875       150,000      156,000
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................      210,000       220,200       210,000      225,300
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................      208,000       211,120          --           --

(A) Includes current maturities

Note 10. Cash and Cash Equivalents

     The December 31, 1996 and 1995 balances consist primarily of working funds and highly liquid marketable securities (commercial paper and money market funds) with a maturity of three months or less.

Note 11. Federal Income Taxes

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:


                                                                        1996            1995              1994
                                                                  --------------   --------------   ---------------
                                                                              (Thousands of Dollars)
                                                                              ----------------------
Net Income.......................................................   $ 611,596        $  662,323         $ 679,033
Preferred securities (net).......................................       4,984            34,236            40,467
Discontinued Operations..........................................     (24,238)          (35,036)          (12,512)
                                                                  --------------   --------------   ---------------
          Subtotal...............................................     592,342           661,523           706,988
                                                                  --------------   --------------   ---------------
Federal income taxes:
   Operating income:
     Current provision...........................................     124,436           207,663           166,088
     Provision for deferred income taxes--net(A).................     187,479           152,222           167,155
     Investment tax credits--net.................................     (21,662)          (21,919)          (23,297)
                                                                  --------------   --------------   ---------------
          Total included in operating income.....................     290,253           337,966           309,946
Miscellaneous other income:
     Current provision...........................................         537            (9,897)           (8,186)
     Provision for deferred income taxes(A)......................          21             9,816            10,422
     SFAS 90 deferred income taxes(A)............................       1,781             2,161             2,530
                                                                  --------------   --------------   ---------------
          Total Federal income tax provisions....................     292,592           340,046           314,712
                                                                  ==============   ==============   ===============
Pretax income....................................................   $ 884,934        $1,001,569        $1,021,700
                                                                  ==============   ==============   ===============

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:


                                                                       1996             1995              1994
                                                                  --------------  ---------------   --------------
                                                                             (Thousands of Dollars)
                                                                            ----------------------
Tax computed at the statutory rate.......................            $309,727         $350,549         $357,595

                                                                  --------------  ---------------   --------------
Increase (decrease) attributable to flow through of certain
  tax adjustments:
     Depreciation................................................      11,031           16,257           (4,597)
     Amortization of investment tax credits......................     (21,662)         (21,919)         (23,297)
     Other.......................................................      (6,504)          (4,841)         (14,989)
                                                                  --------------  ---------------   --------------
          Subtotal...............................................     (17,135)         (10,503)         (42,883)
                                                                  ==============  ===============   ==============
          Total Federal income tax provisions....................    $292,592         $340,046         $314,712
                                                                  ==============  ===============   ==============
Effective Federal income tax rate................................        33.1%            34.0%            30.8%


     (A) The provision for deferred income taxes represents the tax effects of the following items:


                                                                        1996             1995              1994
                                                                   ---------------  ---------------  --------------
                                                                                 (Thousands of Dollars)
Deferred Credits:
     Additional tax depreciation and amortization.................      $ 38,487         $133,764         $102,934
     Leasing Activities...........................................       136,402           64,567           60,129
     Property Abandonments........................................        (6,985)          (7,411)          (6,606)
     Oil and Gas Property Write-Down..............................        (2,451)          (2,451)          (2,451)
     Deferred Fuel Costs--net.....................................         6,533           (3,601)          39,361
     Other........................................................        17,295          (20,669)         (13,260)
                                                                   ================  ===============   ==============
          Total...................................................      $189,281         $164,199         $180,107
                                                                   ================  ===============   ==============

     Between the years 1987 and 1994, Enterprise's Federal Alternative Minimum Tax (AMT) liability exceeded its regular Federal income tax liability. This excess can be carried forward indefinitely to offset regular income tax liability in future years. Enterprise commenced using these AMT credits in 1995 and expects to continue using them in future years as the regular tax liability exceeds AMT. As of December 31, 1996, 1995 and 1994, Enterprise had AMT credits of $88 million, $183 million and $225 million, respectively.

     In March 1992, the IRS issued reports following its examination of PSE&G's consolidated tax return for 1985 and Enterprise's consolidated tax returns for 1986 and 1987. The reports proposed an increase in tax liability of $121 million, primarily due to issues related to the Hope Creek nuclear unit. Interest, after taxes, on the increased liability totaled an additional $119 million as of December 31, 1995. In August 1996, Enterprise reached an agreement with the IRS covering most of the disputed issues. The partial agreement included resolution of all disputed issues related to Hope Creek and did not have a material impact on the financial position, results of operations or net cash flows of PSE&G or Enterprise. While no assurances can be given regarding the outcome of the remaining unresolved issues, an unfavorable resolution is not expected to have a material adverse impact on the financial position, results of operations or net cash flows of PSE&G or Enterprise.

     Enterprise provides deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from utility customers in the future. Accordingly, an offsetting regulatory asset was established. As of December 31, 1996, PSE&G had a deferred tax liability and an offsetting regulatory asset of $752 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the 1996 Federal income tax rate of 35%.

     The following is an analysis of deferred income taxes:



                                                                         December 31,
                                                                -----------------------------
                                                                   1996            1995
 DEFERRED INCOME TAXES                                                                -------------   -------------
                                                                   (Thousands of Dollars)
Assets:
   Current (net)...........................................         $23,210         $27,571
                                                                -------------   -------------
   Noncurrent:
     Unrecovered Investment Tax Credits....................         123,073         129,713
     Nuclear Decommissioning...............................          27,156          25,241
     Construction Period Interest and Taxes................          16,292          17,199
     Vacation Pay..........................................           6,796           6,681
     AMT Credit............................................          87,806         183,237
     Real Estate Impairment................................           3,244           5,213
     Other.................................................          22,948           4,108
                                                                -------------   -------------
          Total Noncurrent.................................         287,315         371,392
                                                                -------------   -------------
          Total Assets.....................................         310,525         398,963
                                                                -------------   -------------
Liabilities:
   Noncurrent:
     Plant Related Items...................................       2,361,656       2,341,374
     Leasing Activities....................................         669,405         616,914
     Property Abandonments.................................          16,281          21,469
     Oil and Gas Property Write-Down.......................          11,196          13,061
     Underrecovered Electric Energy & Gas Costs (net)......          62,817          56,283
     Unamortized Debt Expense..............................          39,980          36,945
     Taxes Recoverable Through Future Rates (net)..........         258,740         262,625
     Other.................................................         117,583         106,147
                                                                -------------   -------------
          Total Noncurrent.................................       3,537,658       3,454,818
                                                                -------------   -------------
          Total Liabilities................................       3,537,658       3,454,818
                                                                -------------   -------------
Summary--Deferred Income Taxes
   Net Current Assets......................................          23,210          27,571
   Net Deferred Liability..................................       3,250,343       3,083,426
                                                                =============   =============
        Total..............................................      $3,227,133      $3,055,855
                                                                =============   =============

Note 12. Leasing Activities

As Lessee

     The Consolidated Balance Sheets include assets and related obligations applicable to capital leases under which PSE&G is a lessee. The total amortization of the leased assets and interest on the lease obligations equals the net minimum lease payments included in rent expense for capital leases. Capital leases of PSE&G relate primarily to its corporate headquarters and other capital equipment. Certain of the leases contain renewal and purchase options as well as escalation clauses. Enterprise and its other subsidiaries are not lessees in any capitalized leases.

     Utility plant includes the following amounts for capital leases at December 31:

                                                 1996             1995
                                             --------------- ----------------
                                                 (Thousands of Dollars)
     Common Plant........................          $58,610          $58,610
     Less: Accumulated Amortization......            6,239            5,499
                                             =============== ================
     Net Assets under Capital Leases.....          $52,371          $53,111
                                             =============== ================

     Future minimum lease payments for non-cancelable capital and operating leases at December 31, 1996 were:

                                                    Capital          Operating
                                                    Leases            Leases
                                                  -----------   ----------------
                                                   (Thousands of Dollars)
1997............................................  $  13,175          $  11,190
1998............................................     13,176              8,322
1999............................................     13,177              7,621
2000............................................     12,834              5,217
2001............................................     12,810              4,403
Later Years.....................................    176,420              9,185
                                                  -----------        ===========
Minimum Lease Payments..........................   $241,592          $  45,938
                                                                     ===========
Less: Amount representing estimated executory
      costs, together with any profit thereon,
      included in minimum lease payments........    119,606
                                                  -----------
Net minimum lease payments......................    121,986
Less: Amount representing interest..............     69,615
                                                  ===========
Present value of net minimum lease
   payments (A).................................  $  52,371
                                                  ===========

(A) Reflected in the Consolidated Balance Sheets for 1996 and 1995 were Capital Lease Obligations of $52.371 million and $53.111 million which includes Capital Lease Obligations due within one year of $829 thousand and $739 thousand, respectively.

     The following schedule shows the composition of rent expense included in Operating Expenses:


                                                                  For the Years Ended
                                                                      December 31,
                                                       --------------------------------------------
                                                          1996            1995           1994
                                                       -------------  --------------  -------------
                                                                 (Thousands of Dollars)
Interest on Capital Lease Obligations.................     $ 6,004         $ 6,084        $ 6,156
Amortization of Utility Plant under Capital Leases....         739             659            588
                                                       -------------  --------------  -------------
Net minimum lease payments relating to Capital
   Leases.............................................       6,743           6,743          6,744
Other Lease payments..................................      24,801          27,219         28,447
                                                       =============  ==============  =============
     Total Rent Expense...............................     $31,544         $33,962        $35,191
                                                       =============  ==============  =============

As Lessor

     PSRC's net investments in leveraged and direct financing leases are composed of the following elements:


                                                December 31, 1996                     December 31, 1995
                                        -----------------------------------   -----------------------------------
                                              (Millions of Dollars)                 (Millions of Dollars)
                                                       Direct                                Direct
                                        Leveraged    Financing                 Leveraged    Financing
                                          Leases       Leases      Total        Leases       Leases      Total
                                        ------------ ------------ ---------   ------------- ----------- ---------
Lease rents receivable............         $1,094         $ 35    $1,129         $ 1,031        $ 39    $1,070
Estimated residual value..........            638            8       646             635           8       643
                                        ------------ ------------ ---------   ------------- ----------- ---------
                                            1,732           43     1,775           1,666          47     1,713
Unearned and deferred income......           (800)         (10)     (810)           (821)        (12)     (833)
                                        ------------ ------------ ---------   ------------- ----------- ---------
     Total investments............            932           33       965             845          35       880
Deferred taxes....................           (530)         (10)     (540)           (405)        (11)     (416)
                                        ============ ============ =========   ============= =========== =========
     Net investments..............           $402          $23      $425            $440         $24      $464
                                        ============ ============ =========   ============= =========== =========

     PSRC's other capital leases are with various regional, state and city authorities for transportation equipment and aggregated $3 million and $6 million as of December 31, 1996 and 1995, respectively.

Note 13. Commitments and Contingent Liabilities

Nuclear Performance Standard

     The BPU has established its NPS for nuclear generating stations owned by New Jersey electric utilities, including the five nuclear units in which PSE&G has an ownership interest. Under the NPS, an aggregate capacity factor is calculated annually using maximum dependable capability of each of the five nuclear units. This method takes into account actual operating conditions of the units. Failure to attain a satisfactory capacity factor percentage results in penalties.

     While the NPS does not specifically have a gross negligence provision, the BPU has indicated that it would consider allegations of gross negligence brought upon a sufficient factual basis. A finding of gross negligence could result in penalties other than those prescribed under the NPS. The BPU's December 31, 1996 Order provides that the NPS will not apply to PSE&G for the period January 1, 1996 through December 31, 1998 (see Note 3--Rate Matters).

Nuclear Insurance Coverages and Assessments

     PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:


                                                                                             PSE&G
                                                                                            Maximum
                                                                     Total                Assessments
                                                                     Site                 for a Single
Type and Source of Coverages                                       Coverages                Incident
---------------------------------------------------------------   -------------         ------------------
                                                                          (Millions of Dollars)

Public Liability:
     American Nuclear Insurers...............................         $ 200.0                    N/A
     Indemnity(A)............................................         8,720.3                 $210.2
                                                                  =============         ==============
                                                                     $8,920.3 (B)             $210.2
                                                                  =============         ==============
Nuclear Worker Liability:
     American Nuclear Insurers(C)............................         $ 200.0                   $8.0
                                                                  =============         ==============


Property Damage:
   Primary Coverage
     American Nuclear Insurers (Peach Bottom)................          $500.0                    N/A

     Nuclear Mutual Limited (Salem/Hope Creek)...............           500.0                   $9.3

   Excess Coverage
     Nuclear Electric Insurance Ltd. (NEIL II)...............         2,250.0                   17.7
                                                                  -------------         --------------
     Per Site Total..........................................        $2,750.0                  $27.0
                                                                  =============         ==============

Replacement Power:
     Nuclear Electric Insurance Ltd. (NEIL I)................            $3.5 (D)              $11.5
                                                                         ==== ===              =====

(A) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). Subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of August 20, 1993.

(B)    Limit of liability for each nuclear incident under Price-Anderson.

(C) Industry aggregate limit representing the potential liability from workers claiming exposure to the hazard of nuclear radiation. This policy includes automatic reinstatements up to an aggregate of $200 million, thereby providing total coverage of $400 million. This policy is not subject to retrospective assessments under the Price-Anderson Act.

(D) Represents limit of coverage available to co-owners of Salem and Hope Creek, for each plant. Each co-owner purchases its own policy. PSE&G is currently covered for its percent ownership interest in each plant for this limit.

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

     PSE&G is a member of two industry mutual insurance companies; Nuclear Mutual Limited (NML), and Nuclear Electric Insurance Limited (NEIL). NML provides the primary property insurance at Salem and Hope Creek. NEIL provides excess property insurance through its NEIL II policy and replacement power coverage through its NEIL I policy. Both companies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain of the policies also provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down. While the NRC has issued confirmatory action letters with respect to the Salem shutdown, PSE&G does not expect any action to be taken by any insurer as a result of these NRC letters.

Construction and Fuel Supplies

    PSE&G has substantial commitments as part of its ongoing construction program which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, scheduled retirement dates of existing facilities, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. Pursuant to an electric integrated resource plan (IRP), PSE&G periodically reevaluates its forecasts of future customers, load and peak growth, sources of electric generating capacity and demand side management (DSM) to meet such projected growth, including the need to construct new electric generating capacity. The IRP takes into account assumptions concerning future demands of customers, effectiveness of conservation and load management activities, the long-term condition of PSE&G's plants, capacity available from electric utilities and other suppliers and the amounts of co-generation and other non-utility capacity projected to be available.

    PSE&G's construction expenditures are expected to aggregate approximately $2.6 billion during the years 1997 through 2001, which includes $433 million for nuclear fuel and $96 million of AFDC. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3% annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to internally generate the funds necessary to satisfy its construction expenditures over this period, assuming adequate and timely recovery of costs, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1997 through 2001.

Hazardous Waste

    Certain Federal and State laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving greater attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Except as discussed below with respect to its manufactured Gas Plan Remediation Program (Remediation Program), PSE&G does not expect its expenditures for any such site to have a material effect on its financial position, results of operations or net cash flows.

PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to PSE&G's financial position, results of operations or net cash flows.

     Costs incurred through December 31, 1996 for the Remediation Program amounted to $81.2 million, net of certain insurance proceeds. In addition, at December 31, 1996, PSE&G's estimated liability for remediation costs through 1999 aggregate $86 million.

Note 14. Postretirement Benefits Other Than Pensions

     In 1993, Enterprise and PSE&G adopted SFAS 106 which requires that the expected cost of employees' postretirement health care and life insurance benefits be charged to expense during the years in which employees render service. PSE&G elected to amortize, over 20 years, its unfunded obligation of $609.3 million at January 1, 1993. The following table discloses the significant components of the net periodic postretirement benefit obligation:



NET PERIODIC POSTRETIREMENT BENEFIT OBLIGATION                      December 31,
                                                       ---------------------------------------
                                                        1996          1995          1994
                                                       ----------  ------------- -------------
                                                             (Millions of Dollars)
Service cost...........................................  $10.4          $ 8.5         $11.1
Interest on accumulated postretirement obligation......   51.2           48.2          45.4
Amortization of transition obligation..................   30.5           30.5          30.5
Amortization of Net (Gain)/Loss (A)....................   (1.0)          (3.8)          --
Deferral of current expense............................  (59.0)         (50.7)        (57.8)
                                                       ----------  ------------- -------------
        Annual net expense.............................  $32.1          $32.7         $29.2
                                                       ==========  ============= =============

(A) Reflects change in Plan Assumptions.

     The discount rate used in determining the PSE&G net periodic postretirement benefit cost was 8.0% and 8.5% for 1996 and 1995, respectively.

     A one percentage-point increase in the assumed health care cost trend rate for each year would increase the aggregate of the service and interest cost components of net periodic postretirement health care cost by approximately $5.2 million, or 10.0%, and increase the accumulated postretirement benefit obligation as of December 31, 1996 by $51.4 million, or 8.3%.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1996 were: medical costs for pre-age sixty-five retirees--12.5%, medical costs for post-age sixty-five retirees--8.5% and dental costs--6.5%; such rates are assumed to gradually decline to 5% each in 2011. The medical costs above include a provision for prescription drugs.

     In its most recent base rate case, PSE&G requested full recovery of the costs associated with postretirement benefits other than pensions (OPEB) on an accrual basis, in accordance with SFAS 106. The BPU's base rate order provided that (1) PSE&G's pay-as-you-go basis OPEB costs will continue to be included in cost of service and will be recoverable in base rates on a pay-as-you-go basis;
(2) prudently incurred OPEB costs, that are accounted for on an accrual basis in accordance with SFAS 106, will be recoverable in future rates; (3) PSE&G should account for the differences between its OPEB costs on an accrual basis and the pay-as-you-go basis being recovered in rates as a regulatory asset; and (4) the issue of cash versus accrual accounting will be revisited and in the event that FASB or the SEC requires the use of accrual accounting for OPEB costs for rate-making purposes, the regulatory asset will be recoverable, through rates, over an appropriate amortization period.

     Accordingly, PSE&G is accounting for the differences between its SFAS 106 accrual cost and the cash cost currently recovered through rates as a regulatory asset. OPEB costs charged to expense during 1996 were $32.1 million and accrued OPEB costs deferred were $59.0 million. The amount of the unfunded liability, at December 31, 1996, as shown below, is $734.5 million and funding options are currently being explored. The primary effect of adopting SFAS 106 on Enterprise's and PSE&G's financial reporting was on the presentation of their financial positions with minimal effect on their results of operations.

     In 1993, the FASB's Emerging Issues Task Force (EITF) concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106 for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. In accordance with the BPU's January 8, 1997 Order regarding SFAS 106 cost recovery mechanisms, PSE&G expects full SFAS 106 recovery and believes that it is probable that current and deferred costs as of December 31, 1996 will be recovered from utility customers within such twenty-year time period. As of December 31, 1996, PSE&G had deferred $226.2 million of such costs.

     In accordance with SFAS 106 disclosure requirements, a reconciliation of the funded status of the plan is as follows:

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION        December 31,
                                               --------------------------
                                                  1996          1995
                                               ------------  ------------
                                                (Millions of Dollars)
Retirees.......................................  $(493.0)      $(444.6)
Fully eligible active plan participants........    (35.9)        (52.9)
Other active plan participants.................   (205.6)       (220.4)
                                               ------------  ------------
     Total.....................................   (734.5)       (717.9)
Plan assets at fair value......................       --             --
                                               ------------  ------------
Accumulated postretirement benefit
  obligation  in excess of plan assets.........   (734.5)       (717.9)
Unrecognized net (gain)/loss from past
  experience different from that assumed
  and from changes in assumptions..............     14.9          32.8
Unrecognized prior service cost................     33.9           --
Unrecognized transition obligation.............    459.5         517.9
                                               ============  ============
Accrued postretirement obligation..............  $(226.2)      $(167.2)
                                               ============  ============

     The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.25% for 1996 and 1995, respectively.

Note 15. Pension Plan

     The discount rates, expected long-term rates of return on assets and average compensation growth rates used in determining the Pension Plan's funded status and net pension cost as of December 31, 1996 and 1995 were as follows:

                                                                1996      1995
                                                               -------   -------
Funded Status:
     Discount Rate used to Determine Benefit
       Obligations........................................      7.50%      7.25%
     Average Compensation Growth to Determine
       Benefit Obligations................................       4.50%     4.50%
Net Pension Cost:
     Discount Rate........................................       8.00%     8.50%
     Expected Long-Term Return on Assets..................       8.50%     8.50%
     Average Compensation Growth..........................       4.50%     4.50%

The following table shows the Pension Plan's funded status:


                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                       1996              1995
                                                                                   ---------------  -----------------
                                                                                        (Thousands of Dollars)
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including vested benefits of $1,474,074
   in 1996 and $1,403,313 in 1995................................................   $(1,571,807)       $(1,509,841)
Effect of projected future compensation..........................................      (459,251)          (321,545)
                                                                                   ---------------  -----------------
Projected benefit obligations....................................................    (2,031,058)        (1,831,386)
Plan assets at fair value, primarily listed equity and debt securities...........     1,686,532          1,533,446
                                                                                   ---------------  -----------------
Projected benefit obligations in excess of plan assets...........................      (344,526)          (297,940)
Unrecognized net gain (loss) from past experience and effects of changes in
   assumptions...................................................................       151,440            120,859
Prior service cost not yet recognized in net pension cost........................       130,664            110,213
Unrecognized net obligations being recognized over 16.7 years....................        53,187             61,287
Additional minimum liability for Cash Balance Plan...............................          (115)                --
                                                                                   ---------------  -----------------
Accrued pension expense..........................................................       $(9,350)           $(5,581)
                                                                                   ===============  =================

     The net pension cost for the years ended December 31, 1996, 1995 and 1994, include the following components:


                                                                   1996              1995              1994
                                                              ----------------  ---------------- ------------------
                                                                            (Thousands of Dollars)
Service cost--benefits earned during year....................    $   50,610        $  37,033           $ 42,904
Interest cost on projected benefit obligations...............       136,333           124,147            108,394
Return on assets.............................................      (131,728)         (312,190)             5,022
SFAS 88 early retirement (A).................................         1,800                --                 --
Net amortization and deferral................................        18,639           222,916            (90,752)
                                                              ================  ================ ==================
     Total...................................................    $   75,654         $  71,906           $ 65,568
                                                              ================  ================ ==================


     See Note 1--Organization and Summary of Significant Accounting Policies.

(A) Effective May 1, 1996, PSE&G's Pension Plan was amended allowing employees the option to retire early upon attainment of age 55 and completion of 25 or more years of service. Also, between May 1, 1996 and April 30, 1997, early retirement without reduction is available to employees who have attained age 50 and have completed 30 or more years of service. The accounting statement that establishes the standards for this is Statement of Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88). SFAS 88 requires that an employer that offers special termination benefits to employees shall recognize a liability when the employees accept the offer and the amount can be reasonably estimated. This results in an immediate expense applicable to the employees who, as of December 31, 1996, have accepted the offer.


Note 16. Financial Information by Business Segments

     Information related to the segments of Enterprise's business is detailed below:


                                                                                     Non-utility
                                                    Electric           Gas          Activities (A)        Total
                                                  ---------------  --------------   ----------------  ----------------
                                                                        (Thousands of Dollars)
For the Year Ended December 31, 1996
Total Operating Revenues.........................    $3,944,362      $1,880,994           $215,893        $6,041,249
                                                  ---------------  --------------   ----------------  ----------------
Depreciation and Amortization....................       516,968          87,277              3,048           607,293
Operating Income Before Income Taxes.............       977,545         234,215            140,136         1,351,896
Capital Expenditures.............................       463,263         139,520             46,829           649,6120
December 31, 1996
Net Utility Plant................................     9,565,698       1,613,455                --         11,179,153
Other Corporate Assets...........................     2,839,894         780,307          2,115,977         5,736,178
                                                  ===============  ==============   ================  ================
Total Assets.....................................   $12,405,592      $2,393,762         $2,115,977       $16,915,331
                                                  ===============  ==============   ================  ================
For the Year Ended December 31, 1995
Total Operating Revenues.........................    $4,020,842      $1,686,403           $186,417        $5,893,662
                                                  ---------------  --------------   ----------------  ----------------
Depreciation and Amortization....................       503,022          88,092              5,852           596,966
Operating Income Before Income Taxes.............     1,140,279         178,718            121,362         1,440,359
Capital Expenditures.............................       545,997         140,153            139,538           825,688
December 31, 1995
Net Utility Plant................................     9,651,695       1,535,736                --         11,187,431
Other Corporate Assets...........................     2,730,245         669,289          2,229,526         5,629,060
                                                  ===============  ==============   ================  ================
Total Assets.....................................   $12,381,940      $2,205,025         $2,229,526       $16,816,491
                                                  ===============  ==============   ================  ================
For the Year Ended December 31, 1994
Total Operating Revenues.........................    $3,739,713      $1,778,528         $  177,082       $ 5,695,323
                                                  ---------------  --------------   ----------------  ----------------
Depreciation and Amortization....................       471,910          79,462              4,089           555,461
Operating Income Before Income Taxes.............     1,083,155         226,196            129,366         1,438,717
Capital Expenditures.............................       734,100         153,183            142,501         1,029,784
December 31, 1994
Net Utility Plant................................     9,642,177       1,456,068                 --        11,098,245
Other Corporate Assets...........................     2,586,847         574,306          2,053,336         5,214,489
                                                  ===============  ==============   ================  ================
Total Assets.....................................   $12,229,024      $2,030,374         $2,053,336      $ 16,312,734
                                                  ===============  ==============   ================  ================

(A) The Non-utility Activities include amounts applicable to Enterprise, the parent corporation.

     Information related to Property, Plant and Equipment of PSE&G is detailed below:


                                                                  December 31,
                                              ------------------------------------------------------
                                                   1996              1995                1994
                                              ----------------  -----------------   ----------------
                                                             (Thousands of Dollars)
Utility Plant--Original Cost
   Electric Plant in Service
     Steam Production........................   $  1,843,257       $  1,791,010       $  1,810,674
     Nuclear Production......................      6,000,860          5,992,341          5,931,049
     Transmission                                  1,145,760          1,127,031          1,078,928
     Distribution............................      3,170,851          3,044,830          2,877,862
     Other...................................      1,153,305          1,139,891            647,406
                                              ----------------  -----------------   ----------------
          Total Electric Plant in Service....     13,314,033         13,095,103         12,345,919
                                              ----------------  -----------------   ----------------
   Gas Plant in Service
     Transmission                                     67,218             65,109             62,213
     Distribution                                  2,357,584          2,250,705          2,131,816
     Other...................................        131,099            126,758            124,204
                                              ----------------  -----------------   ----------------
          Total Gas Plant in Service.........      2,555,901          2,442,572          2,318,233
                                              ----------------  -----------------   ----------------
   Common Plant in Service
     Capital Leases..........................         58,610             58,610             58,610
     General.................................        471,575            458,494            486,521
                                              ----------------  -----------------   ----------------
          Total Common Plant in Service......        530,185            517,104            545,131
               Total.........................    $16,400,119        $16,054,779        $15,209,283
                                              ================  =================   ================

Note 17. Jointly Owned Facilities--Utility Plant

     PSE&G has ownership interests in and is responsible for providing its share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of PSE&G's jointly owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as operating expenses. (See Note 1--Organization and Summary of Significant Accounting Policies.)


                                                            Plant--December 31, 1996
                                    -------------------------------------------------------------------------
                                      Ownership        Plant in          Accumulated         Plant Under
                                      Interest          Service          Depreciation        Construction
                                    ---------------  ---------------   ------------------  ------------------
                                                            (Thousands of Dollars)
Coal Generating
     Conemaugh....................         22.50%         $203,436              $45,353             $1,104
     Keystone.....................         22.84%          123,525               36,789              1,349
Nuclear Generating
     Peach Bottom.................         42.49%          767,410              337,481             28,822
     Salem........................         42.59%        1,052,143              394,752            136,019
     Hope Creek...................         95.00%        4,127,669            1,189,222             15,045
     Nuclear Support Facilities...        Various          186,685               39,958              2,788
Pumped Storage Generating
     Yards Creek..................         50.00%           27,628                9,955              3,750
Transmission Facilities...........        Various          122,264               38,847                818
Merrill Creek Reservoir...........         13.91%           37,241               13,731                --
Linden Gas Plant..................         90.00%           15,853               20,495                --

Note 18. Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of Enterprise, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.


                                                                Calendar Quarter Ended
                           -------------------------------------------------------------------------------------------------
                                 March 31,                 June 30,               September 30,            December 31,
                           ------------------------ ------------------------- -----------------------  ---------------------
                              1996        1995         1996         1995        1996        1995         1996        1995
                           ------------ ----------- ------------- ----------- ----------- -----------  ---------- ----------
                                                             (Thousands where Applicable)
Operating Revenues.........$1,797,245   $1,629,792  $1,335,892    $1,274,410  $1,333,957  $1,432,848   $1,574,155 $1,556,612
Operating Income...........   307,387      326,499     235,029       225,645     263,023     307,337      251,520    235,709
Net Income.................   194,104      212,592     134,538       110,667     155,833     186,782      127,121    152,282
Earnings Per Share of
  Common Stock.............      0.79        0.87          0.55       0.45         0.64        0.76        0.54         0.63
Average Shares of Common
  Stock Outstanding........   244,698     244,698       244,698    244,698      243,114     244,698     237,143      244,698

See Note 2--Discontinued Operations of Notes.

PSE&G

     Except as modified below, the Notes to Consolidated Financial Statements of Enterprise are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

Note  1.  --   Organization and Summary of Significant Accounting Policies
Note  2.  --   Discontinued Operations
Note  3.  --   Rate Matters
Note  4.  --   PSE&G Nuclear Decommissioning
Note  5.  --   Schedule of Consolidated Capital Stock and Other Securities
Note  6.  --   Deferred Items
Note  7.  --   Schedule of Consolidated Debt
Note  8.  --   Long-Term Investments
Note  9.  --   Financial Instruments and Risk Management
Note 12.  --   Leasing Activities--As Lessee
Note 13.  --   Commitments and Contingent Liabilities
Note 14.  --   Postretirement Benefits Other Than Pensions
Note 15.  --   Pension Plan
Note 16.  --   Financial Information by Business Segments
Note 17.  --   Jointly Owned Facilities--Utility Plant

Note 1. Organization and Summary of Significant Accounting Policies

Consolidation Policy

     The consolidated financial statements include the accounts of PSE&G and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior years' data have been made to conform with the current presentation.

     Enterprise owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of such common stock at December 31, 1996, 1995 and 1994, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion.

Note 10. Cash and Cash Equivalents

     The December 31, 1996 and 1995 balances consist primarily of working funds.

Note 11. Federal Income Taxes

     A reconciliation of reported Net Income with pretax income and of Federal income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:


                                                                          1996            1995            1994
                                                                       -------------   -------------   -------------
                                                                                 (Thousands of Dollars)
Net Income......................................................         $535,071        $616,964        $659,406
                                                                       -------------   -------------   -------------
Federal income taxes:
   Operating income:
     Current provision..........................................          240,852         275,460         230,709
     Provision for deferred income taxes--net(A).................          43,497          65,084          83,028
     Investment tax credits--net.................................         (18,973)        (19,111)        (19,208)
                                                                       -------------   -------------   -------------
     Total included in operating income.........................          265,376         321,433         294,529
Miscellaneous other income:
     Current provision..........................................              537          (9,897)         (8,186)
     Provision for deferred income taxes(A).....................               21           9,816          10,422
     SFAS 90 deferred income taxes(A)...........................            1,781           2,161           2,530
                                                                       -------------   -------------   -------------
          Total Federal income tax provisions...................          267,715         323,513         299,295
                                                                       =============   =============   =============
Pretax income...................................................         $802,786        $940,477        $958,701
                                                                       =============   =============   =============

     Reconciliation between total Federal income tax provisions and tax computed at the statutory tax rate on pretax income:


                                                                          1996            1995             1994
                                                                       -------------   -------------    -------------
                                                                                    (Thousands of Dollars)
Tax computed at the statutory rate...............................        $280,975        $329,167          $335,546
                                                                       -------------   -------------    -------------
Increase (decrease) attributable to flow through of
  certain tax adjustments:
     Depreciation................................................          11,031          16,257           (4,597)
     Amortization of investment tax credits......................         (18,973)        (19,111)         (19,208)
     Other.......................................................          (5,318)         (2,800)         (12,446)
                                                                       -------------   -------------    -------------
          Subtotal...............................................         (13,260)         (5,654)         (36,251)
                                                                       -------------   -------------    -------------
          Total Federal income tax provisions....................        $267,715        $323,513         $299,295
                                                                       =============   =============    =============
Effective Federal income tax rate................................            33.3%           34.4%            31.2%


(A) The provision for deferred income taxes represents the tax effects of the following items:


                                                                          1996             1995            1994
                                                                       -------------   --------------   -------------
                                                                                  (Thousands of Dollars)

Deferred Credits:
     Additional tax depreciation and amortization................         $30,907         $111,193         $85,335
     Property Abandonments.......................................          (6,985)          (7,411)         (6,606)
     Oil and Gas Property Write-Down.............................          (2,451)          (2,451)         (2,451)
     Deferred Fuel Costs--net.....................................          6,533           (3,601)         39,361
     Other.......................................................          17,295          (20,669)        (19,659)
                                                                       =============   ==============   =============
          Total..................................................         $45,299          $77,061         $95,980
                                                                       =============   ==============   =============

SFAS 109

     The following is an analysis of deferred income taxes:


                                                                        December 31,
                                                                -------------------------------
                                                                   1996              1995
                                                                -------------    --------------

Deferred Income Taxes                                              (Thousands of Dollars)
Assets:
   Current (net)...........................................         $23,210           $27,571
   Noncurrent:
     Unrecovered Investment Tax Credits....................         123,073           129,713
     Nuclear Decommissioning...............................          27,156            25,241
     Construction Period Interest and Taxes................          16,292            17,199
     Vacation Pay..........................................           6,796             6,681
     Other.................................................          16,862             5,057
                                                                -------------    --------------
        Total Noncurrent...................................         190,179           183,891
                                                                -------------    --------------
        Total Assets.......................................         213,389           211,462
                                                                -------------    --------------
Liabilities:
   Noncurrent:
     Plant Related Items...................................       2,255,650         2,237,386
     Property Abandonments.................................          16,281            21,469
     Oil and Gas Property Write-Down.......................          11,196            13,061
     Deferred Electric Energy & Gas Costs..................          62,817            56,283
     Unamortized Debt Expense..............................          39,980            36,945
     Taxes Recoverable Through Future Rates (Net)..........         258,740           262,625
     Other.................................................         103,102            91,725
                                                                -------------    --------------
        Total Noncurrent...................................       2,747,766         2,719,494
                                                                -------------    --------------
        Total Liabilities..................................       2,747,766         2,719,494
                                                                -------------    --------------
Summary--Deferred Income Taxes
   Net Current Assets......................................          23,210            27,571
   Net Deferred Liability..................................       2,557,587         2,535,603
                                                                =============    ==============
        Total..............................................      $2,534,377        $2,508,032
                                                                =============    ==============

     The balance of Federal income tax (receivable from) payable by PSE&G to Enterprise was $(4.9) million and $5.3 million, as of December 31, 1996 and December 31, 1995, respectively.

Note 18. Selected Quarterly Data (Unaudited)

     The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.


  Calendar Quarter Ended         March 31,                 June 30,              September 30,           December 31,
  ----------------------
                           ------------------------ ------------------------ ----------------------- -----------------------
                             1996         1995        1996         1995        1996        1995        1996        1995
                           ----------- ------------ -----------  ----------- ----------- ----------- ----------- -----------
                                                               (Thousands of Dollars)
Operating Revenues........  $1,755,249  $1,579,516   $1,285,637   $1,235,435  $1,269,447  $1,381,004  $1,515,023  $1,511,290
Operating Income..........     285,102      298,432     209,095      204,606     227,965     280,525     224,319     211,939
Net.......................     183,650      206,896     108,767      111,300     121,739     184,878     120,915     113,890
Income Earnings Available
to Enterprise............     $176,124     $198,214    $119,797     $102,620    $117,654    $176,196    $116,512    $105,698

Note 19.       Accounts Receivable (Accounts Payable) from (to)
               Associated Companies--Net

     The balance at December 31, 1996 and 1995 consisted of the following:


                                                              1996              1995
                                                          ---------------   ---------------
                                                              (Thousands of Dollars)
Public Service Enterprise Group Incorporated (A)........        $1,540           $(9,055)
Enterprise Diversified Holdings Incorporated............         2,758             1,145
Other...................................................            10              (101)
                                                          ===============   ===============
          Total.........................................        $4,308           $(8,011)
                                                          ===============   ===============

(A) Principally Federal income taxes related to PSE&G's taxable income.

                 FINANCIAL STATEMENT RESPONSIBILITY--ENTERPRISE


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

     The Internal Auditing Department of PSE&G conducts audits and appraisals of accounting and other operations of Enterprise and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1996, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors of Enterprise carries out its responsibility of financial overview through its Audit Committee, which presently consists of six directors who are not employees of Enterprise or any of its affiliates. The Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at all times.

                E. JAMES FERLAND                  ROBERT C. MURRAY
             Chairman of the Board,              Vice President and
     President and Chief Executive Officer     Chief Financial Officer


                PATRICIA A. RADO
          Vice President and Controller
          Principal Accounting Officer

February 14, 1997

                    FINANCIAL STATEMENT RESPONSIBILITY--PSE&G


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

     The Internal Auditing Department conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1996, the corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

     The Board of Directors carries out its responsibility of financial overview through the Audit Committee of Enterprise, which presently consists of six directors who are not employees of PSE&G or any of its affiliates. The Enterprise Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche, periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at all times.

                E. JAMES FERLAND                  ROBERT C. MURRAY
             Chairman of the Board,              Vice President and
     President and Chief Executive Officer     Chief Financial Officer


                PATRICIA A. RADO
          Vice President and Controller
          Principal Accounting Officer

February 14, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

     We have audited the consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(b)(1). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Enterprise Group Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993, and 1992, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1993 and 1992 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1996 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP

February 14, 1997
Parsippany, New Jersey

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Public Service Electric and Gas Company:

     We have audited the consolidated balance sheets of Public Service Electric and Gas Company and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(b)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Electric and Gas Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993, and 1992, and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 1993 and 1992 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1996 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP

February 14, 1997
Parsippany, New Jersey

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Enterprise and PSE&G, none.

                                    PART III


Item 10. Directors and Executive Officers of the Registrants

Directors of the Registrants

   Enterprise

     The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at Enterprise's Annual Meeting of Stockholders to be held on April 15, 1997, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in Enterprise's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 1997 and which information set forth under said heading is incorporated herein by this reference thereto.

   PSE&G

     There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 15, 1997, present committee memberships, business experience during the last five years and other present directorships. For discussion of certain litigation involving the directors of PSE&G, except Forrest J. Remick, see Part I--Business, Item 3--Legal Proceedings.

     LAWRENCE R. CODEY has been a director since 1988. Age 52. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since 1991. Director of Enterprise. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc. and Blue Cross & Blue Shield of New Jersey.

     E. JAMES FERLAND has been a director since 1986. Age 55. Chairman of Executive Committee. Chairman of the Board, President and Chief Executive Officer of Enterprise since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991 and Chairman of the Board and Chief Executive Officer of EDHI since June 1989. Director of Enterprise and of EDHI and its principal subsidiaries. Director of Foster Wheeler Corporation and The Hartford Steam Boiler Inspection and Insurance Company.

     RAYMOND V. GILMARTIN has been a director since 1993. Age 56. Director of Enterprise. Has been Chairman of the Board, President and Chief Executive Officer of Merck & Co., Inc., Whitehouse Station, New Jersey (discovers, develops, produces and markets human and animal health products) since November 1994. Was President and Chief Executive Officer from June 1994 to November 1994. Was Chairman of the Board, President and Chief Executive Officer of Becton Dickinson and Company from November 1992 to June 1994 and President and Chief Executive Officer from February 1989 to November 1992. Director of Merck & Co., Inc. and Providian Corporation.

     IRWIN LERNER has been a director since 1993. Age 66. Was previously a director from 1981 to February 1988. Director of Enterprise. Was Chairman, Board of Directors from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992 of Hoffmann-La Roche Inc., Nutley, New Jersey (prescription pharmaceuticals, vitamins and fine chemicals, and diagnostic products and services). Director of Humana Inc., Sequana Therapeutics, Inc. and Medarex, Inc.

     JAMES C. PITNEY has been a director since 1993. Age 70. Was previously a director from 1979 to February 1988. Member of Executive Committee. Director of Enterprise. Has been a partner in the law firm of Pitney, Hardin, Kipp & Szuch, Morristown, New Jersey, since 1958. Director of Tri-Continental Corporation, sixteen funds of the Seligman family of funds and Seligman Quality, Inc. Mr. Pitney will retire as a Director at the expiration of his term at the 1997 Annual Meeting of Stockholders.

     FORREST J. REMICK has been a director since 1995. Age 66. Director of Enterprise. Has been an engineering consultant since 1994. Was Commissioner, U.S. Nuclear Regulatory Commission, from December 1989 to June 1994. Was Associate Vice President--Research and Professor of Nuclear Engineering at Pennsylvania State University, from 1985 to 1989.



Executive Officers of the Registrants

     The following table sets forth certain information concerning the executive officers of Enterprise and PSE&G, respectively.


                                       Age                                                         Effective Date
Name                            December 31, 1996                  Office                     First Elected to Present
                                                                                                      Position
-----------------------------  --------------------- -----------------------------------------------------------------------
E. James Ferland............           54            Chairman of the Board, President          July 1986 to present
                                                     and Chief Executive Officer
                                                     (Enterprise)

                                                     Chairman of the Board and Chief           July 1986 to present
                                                     Executive Officer (PSE&G)

                                                     President (PSE&G)                         June 1986 to September 1991

                                                     Chairman of the Board and Chief           June 1989 to present
                                                     Executive Officer (EDHI)

Lawrence R. Codey..........            52            President and  Chief Operating            September 1991 to present
                                                     Officer (PSE&G)

Robert C. Murray...........            51            Vice President and Chief Financial        January 1992 to present
                                                     Officer (Enterprise)

                                                     Senior Vice President and Chief           January 1992 to present
                                                     Financial Officer (PSE&G)

Patricia A. Rado...........            54            Vice President and Controller             April 1993 to present
                                                     (Enterprise)

                                                     Vice President and Controller             April 1993 to present
                                                     (PSE&G)

                                                     Controller of Yankee Energy               July 1989 to April 1993
                                                     Systems Incorporated

R. Edwin Selover...........            51            Vice President and General Counsel        April 1988 to present
                                                     (Enterprise)

                                                     Senior Vice President and General         January 1988 to present
                                                     Counsel (PSE&G)

Frank Cassidy..............            49            President and Chief Executive             November 1996 to present
                                                     Officer (Energis Resources)

                                                     Senior Vice President--Fossil             February 1995 to November 1996
                                                     Generation (PSE&G)

                                                     Vice President--Transmission              November 1989 to February 1995
                                                     Systems (PSE&G)

Robert J. Dougherty, Jr....            45            President and Chief Operating             January 1997 to present
                                                     Officer (EDHI)

                                                     President--Enterprise Ventures and        February 1995 to December 1996
                                                     Services Corporation

                                                     Senior Vice President--Electric           September 1991 to February 1995
                                                     (PSE&G)


                                       Age                                                          Effective Date
Name                            December 31, 1996                  Office                      First Elected to Present
                                                                                                       Position
-----------------------------  --------------------- ------------------------------------------------------------------------
Leon R. Eliason.............           57            Chief Nuclear Officer and                 October 1994 to present
                                                     President--Nuclear Business Unit
                                                     (PSE&G)

                                                     President--Power Supply Business          January 1993 to September 1994
                                                     Unit, Northern States Power
                                                     Company

                                                     Vice President--Nuclear Generation,       July 1990 to January 1993
                                                     Northern States Power

Alfred C. Koeppe............           50            Senior Vice President--Corporate          October 1996 to present
                                                     Services and External Affairs

                                                     Senior Vice President--External           October 1995 to October 1996
                                                     Affairs (PSE&G)

                                                     President and Chief Executive             February 1993 to October 1995
                                                     Officer, Bell Atlantic--New Jersey

                                                     Vice President--Public Affairs,           February 1991 to February 1993
                                                     Bell Atlantic--New Jersey

Michael J. Thomson..........           38            President and Chief Executive             January 1997 to present
                                                     Officer
                                                     (CEA)

                                                     Senior Vice President and Chief           February 1994 to December 1996
                                                     Operating Officer (CEA)

                                                     Senior Vice President (CEA)               July 1993 to February 1994

                                                     Vice President--Business                  July 1992 to July 1993
                                                     Development and Planning (EDHI)

                                                     Director--Business Planning and           April 1991 to July 1992
                                                     Development (EDHI)

Item 11. Executive Compensation

Enterprise

     The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1997 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 3, 1997 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1996 is set forth below. Amounts shown were paid or awarded for all services rendered to Enterprise and its subsidiaries and affiliates including PSE&G.


                                            SUMMARY COMPENSATION TABLE

                                             Annual Compensation                Awards      Payouts
                                          ----------------------------         ----------  -----------


                                                        Bonus/Annual                          LTIP     All Other
                                           Salary        Incentive              Options     Payouts   Compensation
Name and Principal Position          Year     $         Award($)(1)             (#)(2)       ($)(3)      ($)(4)
--------------------------------------------------------------------------------------------------------------------
E. James Ferland.................   1996    712,261                  (5)         6,500      168,084        10,994
Chairman of the Board, President    1995    682,377           225,411            5,800      246,288         8,681
and CEO of Enterprise               1994    652,492           251,383            5,400      127,140         5,628


Lawrence R. Codey................   1996    435,327                  (5)         3,000       81,144         5,934
President and Chief Operating       1995    418,392           141,931            2,800      118,746         5,756
Officer of PSE&G                    1994    398,468           129,276            2,500       48,900         5,351


Robert J. Dougherty, Jr..........   1996    379,586(11)              (5)         2,600       57,960         4,444
President of Enterprise Ventures    1995    322,759           111,259            2,500       70,368         4,269
and Services Corporation (8)        1994    273,946            72,027            1,800       26,895         4,227


Leon R. Eliason.................    1996    336,706           100,000(5)(6)      2,500       34,776         6,239
President--Nuclear                  1995    323,755           229,168(7)         5,500       26,388         3,242
Business Unit and Chief Nuclear     1994     74,713                 0              600            0             0
Officer of PSE&G (9)


Robert C. Murray................    1996    332,721                  (5)         2,000       57,960         5,248
Vice President and Chief Financial  1995    318,775           117,577(5)(10)     2,000       70,368         5,169
Officer of Enterprise               1994    303,832           152,621(10)        1,800       26,895         4,944


(1) Amount awarded in given year was earned under Management Incentive Compensation Plan (MICP) and determined in following year with respect to the given year based on individual performance and financial and operating performance of Enterprise and PSE&G, including comparison to other companies. For plan years prior to 1996, the award is accounted for as market-priced phantom stock with dividend reinvestment at 95% of market price, with payment made over three years beginning in second year following grant. Beginning in 1997 with respect to the 1996 and future plan years, awards will be payable in one lump sum and not deferred.

(2) Granted under Long-Term Incentive Plan (LTIP) in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist recipients in exercising options granted. The grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time.

(3) Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents, each as measured during three-year period ending the year prior to the year in which payment is made.

(4) Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:


                          Ferland               Codey             Dougherty          Eliason           Murray
                      ------------------ --------------------------------------------------------- -----------------
                       Thrift    MICP    Thrift      MICP      Thrift    MICP     Thrift   MICP    Thrift    MICP
                        ($)      ($)       ($)        ($)        ($)      ($)      ($)     ($)       ($)     ($)
                      ------------------ --------------------------------------------------------- -----------------
1996.................    4,150   2,861     4,502        1,432    3,750      694     2,678    212     4,502     746
1995.................    3,752   2,383     4,502        1,254    3,754      515     1,795      0     4,502     667
1994.................    3,751   1,877     4,197        1,154    3,752      475         0      0     4,504     440

     In addition, 1996 and 1995 amounts include for Mr. Ferland $3,983 and $2,546 and for Mr. Eliason $3,349 and $1,447, respectively, representing interest on compensation deferred under PSE&G's Deferred Compensation Plan in excess of 120% of the applicable federal long-term rate as prescribed under
Section 1274(d) of the Internal Revenue Code. Under PSE&G's Deferred Compensation Plan, interest is paid at prime rate plus 1/2%, adjusted quarterly.

(5) The 1996 MICP award amount has not yet been determined. The target award is 40% of salary for Mr. Ferland, 30% for Messrs. Codey, Dougherty and Eliason and 25% for Mr. Murray. The target award is adjusted to reflect Enterprise's return on capital, PSE&G's comparative electric and gas costs and individual performance.

(6)  Amount paid pursuant to Mr. Eliason's employment agreement.

(7)  Includes $165,000 paid pursuant to Mr. Eliason's employment agreement.

(8) Mr. Dougherty became President and Chief Operating Officer of EDHI on January 1, 1997.

(9)  Mr. Eliason commenced employment September 26, 1994.

(10) 1995 amount includes $25,000 paid pursuant to Mr. Murray's employment agreement. 1994 amount includes $50,000 paid pursuant to Mr. Murray's employment agreement.



                    OPTION GRANTS IN LAST FISCAL YEAR (1996)

                                                              Individual Grants                   Potential Realizable
                                               -------------------------------------------------
                                                            % of Total                              Value at Assumed
                                                Number of     Options                                Annual Rates of
                                                Securities  Granted to                                 Stock Price
                                                Underlying   Employees  Exercise or              Appreciation for Option
                                                 Options        in      Base Price  Expiration           Term(2)
                                                                                                ---------------------------
Name                                            Granted(1)  Fiscal Year   ($/Sh)       Date     0%($)   5%($)    10%($)
---------------------------------------------------------------------------------------------------------------------------
E. James Ferland..............................        6,500        22.6      30.875    1/03/06  0       126,211   319,844
Lawrence R. Codey.............................        3,000        10.5      30.875    1/03/06  0        58,251   147,620
Robert J. Dougherty, Jr. .....................        2,600         9.1      30.875    1/03/06  0        50,485   127,938
Leon R. Eliason...............................        2,500         8.7      30.875    1/03/06  0        48,543   123,017
Robert C. Murray..............................        2,000         7.0      30.875    1/03/06  0        38,834    94,414

(1) Granted under LTIP in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent on future financial performance of Enterprise in comparison to other companies and dividend payments by Enterprise, to assist recipients in exercising options, with exercisability commencing January 1, 1999. Cash payment is made, based on the value, if any, of performance units awarded and dividend equivalents accrued, if any, as measured during the three-year period ending the year prior to the year in which payment, if any, is made, only if the specified performance level is achieved, dividend equivalents have accrued and options are exercised.

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



           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1996) AND
                    FISCAL YEAR END OPTION VALUES (12/31/96)

                                                                                                Value of Unexercised
                                                               Number of Unexercised            In-The-Money Options
                                                              Options At Fy-End(#)(1)              At Fy-End($)(3)
                                                            ------------------------------  -------------------------------

                                       Shares
                                      Acquired     Value
                                    on Exercise   Realized  Exercisable   Unexercisable      Exercisable   Unexercisable
Name                                   (#)(1)      ($)(2)       (#)            (#)               ($)            ($)
---------------------------------------------------------------------------------------------------------------------------
E. James Ferland...................        5,800      2,900            0          17,700                 0          3,625
Lawrence R. Codey..................        2,800          0          700           8,300             2,100          1,750
Robert J. Dougherty................        2,000          0            0           6,900                 0          1,250
Leon R. Eliason....................        1,200          0            0           6,800                 0          1,562
Robert C. Murray...................        2,000          0            0           5,800                 0          1,250

(1) Does not reflect any options granted and/or exercised after year end (12/31/96). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and Management.

(2) Represents difference between exercise price and market price of Enterprise Common Stock on date of exercise.

(3) Represents difference between market price of Enterprise Common Stock and the respective exercise prices of the options at fiscal year end (12/31/96). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of Enterprise Common Stock at the time of any such exercise and thus are dependent upon future performance of Enterprise Common Stock.

Employment Contracts and Arrangements

     Employment agreements were entered into with Messrs. Ferland, Eliason and Murray at the time of their employment. For Mr. Ferland, the remaining applicable provisions of the agreement provide for additional credited service for retirement benefits purposes in the amount of 22 years. The principal remaining applicable terms of the agreement with Mr. Eliason provide for payment of severance in the amount of one year's salary, if discharged without cause during his first five years of employment which began in September 1994, for lump sum cash payments of $65,000 in 1997 and $35,000 in 1998 to align Mr. Eliason with MICP payments for other executive officers, and additional years of credited service for retirement benefits for allied work experience of 19 years after completion of three years of service, and up to 29 years after completion of ten years of service. The principal remaining applicable terms of the agreement with Mr. Murray provide for additional years of credited service for retirement benefits purposes for allied work experience of five years after completion of five years of service, and up to fifteen years after completion of ten years of service.

Compensation Committee Interlocks and Insider Participation

     PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of Enterprise. Hence, during 1996 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

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

     Enterprise also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of Enterprise or its subsidiaries receive 300 shares of restricted stock for each year of service as a director. Such shares held by each non-employee director are included in the table below under
Item 12. Security Ownership of Certain Beneficial Owners and Management. Prior to 1996, Enterprise had maintained a retirement plan for non-employee directors which provided an annual benefit for life equal to the annual Board retainer in effect at the time the director's service terminated if the director retired from the Board after 10 years of service. Participation of all current directors under that plan was terminated December 31, 1995. As of January 1, 1996, current non-employee directors with ten years or more of service received an award of shares of restricted stock equal to the present value of the retirement benefit under this prior retirement plan, while those with less than ten years of service received an award of 300 shares per year of service. The number of shares awarded were as follows: Mr. Gilmartin: 900; Mr. Lerner: 3,768; Mr.
Pitney: 5,467; and Dr. Remick: 300. No current director remains eligible to receive a benefit under the prior retirement plan.

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

Compensation Pursuant to Pension Plans

     The table below illustrates annual retirement benefits expressed in terms of single life annuities based on the average final compensation and service shown and retirement at age 65. A person's annual retirement benefit is based upon a percentage that is equal to years of credited service plus 30, but not more than 75%, times average final compensation at the earlier of retirement, attainment of age 65 or death. These amounts are reduced by Social Security benefits and certain retirement benefits from other employers. Pensions in the form of joint and survivor annuities are also available.




                                     PENSION PLAN TABLE

   Average Final                                 Length of Service
                       -----------------------------------------------------------------------
   Compensation           30 Years          35 Years          40 Years          45 Years
---------------------  ----------------  ----------------- ----------------- -----------------
          $ 300,000          $180,000           $195,000          $210,000          $225,000
            400,000           240,000            260,000           280,000           300,000
            500,000           300,000            325,000           350,000           375,000
            600,000           360,000            390,000           420,000           450,000
            700,000           420,000            455,000           490,000           525,000
            800,000           480,000            520,000           560,000           600,000
            900,000           540,000            585,000           630,000           675,000
          1,000,000           600,000            650,000           700,000           750,000

     Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 130% of the average annual salary for such five year period. Messrs. Ferland, Codey, Dougherty, Eliason and Murray will have accrued approximately 48, 41, 48, 42 and 39 years of credited service, respectively, as of age 65.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Enterprise

     The information required by Item 12 of Form 10-K with respect to directors and executive officers is set forth under the heading 'Security Ownership of Directors and Management' in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1997 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 3, 1997 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, Enterprise, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

     The following table sets forth beneficial ownership of Enterprise Common Stock, including options, by the directors and executive officers named below as of January 31, 1997. None of these amounts exceed 1% of the Enterprise Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.

                                                              Amount and
                                                              Nature of
                                                              Beneficial
Name                                                          Ownership
--------------------------------------------------------  --------------------
Lawrence R. Codey.....................................           25,811 (1)
Robert J. Dougherty, Jr...............................           17,618 (2)
Leon R. Eliason.......................................           11,600 (3)
E. James Ferland......................................           72,206 (4)
Raymond V. Gilmartin..................................            3,130
Irwin Lerner..........................................            9,168
Robert C. Murray......................................           16,964 (5)
James C. Pitney.......................................            9,888
Forrest J. Remick.....................................            1,457
All directors and executive officers (12) as a group..          188,961 (6)

(1) Includes options to purchase 13,200 additional shares, 3,200 of which are currently exercisable.

(2) Includes the equivalent of 739 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 10,500 additional shares, 1,800 of which are currently exercisable.

(3) Includes options to purchase 9,800 additional shares, 1,800 of which are currently exercisable.

(4) Includes the equivalent of 10,159 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 25,700 additional shares, 5,400 of which are currently exercisable.

(5) Includes the equivalent of 964 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 8,800 additional shares, 1,800 of which are currently exercisable.

(6) Includes the equivalent of 11,841 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 81,900 additional shares, of which 18,300 are currently exercisable.

Item 13. Certain Relationships and Related Transactions

Enterprise

     The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in Enterprise's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1997, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 3, 1997. Such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     None.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements:

          (1) Enterprise Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994, on page 59.

              Enterprise Consolidated Balance Sheets for the years ended December 31, 1996 and 1995, on pages 60 and 61.

              Enterprise Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 on page 62.

              Enterprise Statements of Retained Earnings for the years ended December 31, 1996, 1995, and 1994 on page 63.

              Enterprise Notes to Consolidated Financial Statements on pages 70 through 101.

          (2) PSE&G Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994, on page 65.

              PSE&G Consolidated Balance Sheets for the years ended December 31, 1996 and 1995, on pages 66 and 67.

              PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994 on page 68.

              PSE&G Statements of Retained Earnings for the years ended December 31, 1996, 1995, and 1994 on page 69.

              PSE&G Notes to Consolidated Financial Statements on pages 102 through 105.

     (b) The following documents are filed as a part of this report:

          (1) Enterprise Financial Statement Schedules:

              Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1996 (page 117).

          (2) PSE&G Financial Statement Schedules:

              Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1996 (page 118).

              Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (c) The following exhibits are filed herewith:

          (1) Enterprise:

     4a(94)   Pollution Control Series W Supplemental Indenture
     10a(20)  Management Incentive Compensation Program
     12       Computation of Ratios of Earnings to Fixed Charges
     21       Subsidiaries of Registrant
     23       Independent Auditors' Consent
     27       Financial Data Schedule


     (See Exhibit Index on pages 121 through 128).

          (2) PSE&G:

     4a(94)   Pollution Control Series W Supplemental Indenture
     10a(19)  Management Incentive Compensation Program
     12(a)    Computation of Ratios of Earnings to Fixed Charges
     12(b)    Computation of Ratios of Earnings to Fixed Charges Plus
                Preferred Securities Dividend Requirements
     23       Independent Auditors' Consent
     27       Financial Data Schedule

     (See Exhibit Index on page 121 and pages 129 through 135.)

     (d) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1996 and the 1997 period covered by this report under Item 5:

        Registrant            Date of Report         Item Reported
        ----------            --------------         -------------

Enterprise and PSE&G        January 29, 1997     Item 5. Other Events (PSE&G--
                                                 Nuclear Operations)

Enterprise and PSE&G        January 24, 1997     Item 5. Other Events (PSE&G--
                                                 Competition/Rate Matters/
                                                 Regulation; PSE&G--Nuclear
                                                 Operations; PSE&G--Rate
                                                 Matters; and Legal Proceedings)


Enterprise and PSE&G        October 23, 1996     Item 5. Other Events (PSE&G--
                                                 Rate Matters--Nuclear
                                                 Performance Standard--Nuclear
                                                 Operations (Salem))


                                                                     SCHEDULE II

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                Years Ended December 31, 1996--December 31, 1994

---------------------------------------------------------------------------------------------------------------------------
                                             Column B               Column C                 Column D          Column E
---------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                           -----------------------------
                                            Balance at     Charged to     Charged to                          Balance at
                                             beginning      cost and         other          Deductions-         end of
                                                of                         accounts-
               Description                    period        expenses       describe          describe           period
---------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
                  1996
Allowance for Doubtful Accounts..........       $ 38,003     $ 42,376          $  --          $ 38,096 (A)        $ 42,283
Discount on Property Abandonments........       $ 7,466      $   --            $  --          $  3,038 (B)        $ 4,428
Inventory Valuation Reserve..............       $ 20,100     $   --            $  --          $  4,000            $ 16,100
Other Valuation Allowances...............       $  --        $ 17,873          $  --          $     78            $ 17,795

                  1995
Allowance for Doubtful Accounts..........       $ 40,977     $ 32,855          $  --          $ 35,829 (A)        $ 38,003
Discount on Property Abandonments........       $ 11,423     $   --            $  --          $  3,957 (B)        $ 7,466
Inventory Valuation Reserve..............       $ 18,200     $  1,900          $  --          $   --              $ 20,100
Other Valuation Allowances (C)...........       $  --        $   --            $  --          $   --              $  --

                  1994
Allowance for Doubtful Accounts..........       $ 27,948     $ 50,188          $  --          $ 37,159 (A)        $ 40,977
Discount on Property Abandonments........       $ 16,263     $   --            $  --          $  4,840 (B)        $ 11,423
Inventory Valuation Reserve..............       $ 8,525      $  9,950          $  --          $    275            $ 18,200
Other Valuation Allowances (C)...........       $  --        $   --            $  --          $   --              $  --


NOTES:

(A)  Accounts Receivable/Investments written off.

(B)  Amortization of discount to income.

(C) Valuation Allowance eliminated in 1994 and 1995 to conform with current presentation.


                                                                                                              SCHEDULE II

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                Years Ended December 31, 1996--December 31, 1994


---------------------------------------------------------------------------------------------------------------------------
                                             Column B               Column C                 Column D          Column E
---------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                           -----------------------------
                                            Balance at     Charged to     Charged to                          Balance at
                                             beginning      cost and         other          Deductions-         end of
                                                of                         accounts-
               Description                    period        expenses       describe          describe           period
---------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
                  1996
Allowance for Doubtful Accounts..........       $ 38,003     $ 42,376          $  --          $ 38,096 (A)        $ 42,283
Discount on Property Abandonments........       $ 7,466      $   --            $  --          $  3,038 (B)        $ 4,428
Inventory Valuation Reserve..............       $ 20,100     $   --            $  --          $  4,000            $ 16,100
Other Valuation Allowances...............       $  --        $ 14,047          $  --          $     78            $ 13,969

                  1995
Allowance for Doubtful Accounts..........       $ 40,977     $ 32,855          $  --          $ 35,829 (A)        $ 38,003
Discount on Property Abandonments........       $ 11,423     $   --            $  --          $  3,957 (B)        $ 7,466
Inventory Valuation Reserve..............       $ 18,200     $  1,900          $  --          $   --              $ 20,100
Other Valuation Allowances...............       $  --        $   --            $  --          $   --              $  --

                  1994
Allowance for Doubtful Accounts..........       $ 27,948     $ 50,188          $  --          $ 37,159 (A)        $ 40,977
Discount on Property Abandonments........       $ 16,263     $   --            $  --          $  4,840 (B)        $ 11,423
Inventory Valuation Reserve..............       $ 8,525      $  9,950          $  --          $    275            $ 18,200
Other Valuation Allowances...............       $  --        $   --            $  --          $   --              $  --

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

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED


                                 By                 E. JAMES FERLAND
                                                    E. James Ferland
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

Date: February 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                     Date
          ---------                    -----                     ----


   E. JAMES FERLAND            Chairman of the Board,       February 26, 1997
------------------------       President and Chief
  E. James Ferland             Executive Officer
                               and Director
                               (Principal Executive
                               Officer)


  ROBERT C. MURRAY             Vice President and           February 26, 1997
------------------------       Chief Financial
  Robert C. Murray             Officer (Principal
                               Financial Officer)


  PATRICIA A. RADO             Vice President and           February 26, 1997
------------------------       Controller (Principal
  Patricia A. Rado             Accounting Officer)


  LAWRENCE R. CODEY            Director                     February 26, 1997
-----------------------
  Lawrence R. Codey


   ERNEST H. DREW              Director                     February 26, 1997
------------------------
   Ernest H. Drew


  T. J. DERMOT DUNPHY          Director                     February 26, 1997
------------------------
  T. J. Dermot Dunphy


  ------------------------       Director                    February 26, 1997
  Raymond V. Gilmartin


    IRWIN LERNER               Director                     February 26, 1997
------------------------
    Irwin Lerner

MARILYN M. PFALTZ             Director                      February 26, 1997
----------------------
Marilyn M. Pfaltz


                              Director                      February 26, 1997
----------------------
 James C. Pitney


FORREST J. REMICK             Director                      February 26, 1997
----------------------
Forrest J. Remick


RICHARD J. SWIFT              Director                      February 26, 1997
----------------------
Richard J. Swift


 JOSH S. WESTON               Director                      February 26, 1997
----------------------
 Josh S. Weston

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

Date: February 26, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                     Date

   E. JAMES FERLAND            Chairman of the Board,       February 26, 1997
------------------------       President and Chief
  E. James Ferland             Executive Officer
                               and Director
                               (Principal Executive
                               Officer)


  ROBERT C. MURRAY             Vice President and           February 26, 1997
------------------------       Chief Financial
  Robert C. Murray             Officer (Principal
                               Financial Officer)


  PATRICIA A. RADO             Vice President and           February 26, 1997
------------------------       Controller (Principal
  Patricia A. Rado             Accounting Officer)


  LAWRENCE R. CODEY            Director                     February 26, 1997
-----------------------
  Lawrence R. Codey


                               Director                     February 26, 1997
-----------------------
  Raymond V. Gilmartin


    IRWIN LERNER               Director                     February 26, 1997
-----------------------
    Irwin Lerner



                                Director                     February 26, 1997
-----------------------
   James C. Pitney


  FORREST J. REMICK            Director                     February 26, 1997
-----------------------
  Forrest J. Remick

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

                                                       ENTERPRISE

                 Exhibit Number
---------------------------------------------------
     This                Previous Filing
               ------------------------------------
    Filing       Commission        Exchanges
3a             (o)   3a      (o)  3a              Certificate of Incorporation
                                                  Public Service Enterprise
                                                  Group Incorporated

3b             (e)   3b      (e)  3b              Copy of By-Laws of Public
                                  4/11/88         Service Enterprise Group
                                                  Incorporated, as in effect
                                                  May 1,1987

3c             (e)   3c      (e)  3c              Certificate of Amendment of
                                  4/11/88         Certificate of Incorporation
                                                  of Public Service Enterprise
                                                  Group Incorporated,
                                                  effective April 23, 1987

4a(1)          (f)   B-1     (c)  4b(1)
                                  2/18/81         Indenture
                                                  between PSE&G and Fidelity
                                                  Union Trust Company, (now
                                                  First Union National Bank) as
                                                  Trustee, dated August 1, 1924,
                                                  securing First and Refunding
                                                  Mortgage Bonds

                                                  Indentures  between PSE&G and
                                                  First Union National Bank as
                                                  Trustee, supplemental to
                                                  Exhibit 4a(1), dated  as
                                                  follows:

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

4a(11)         (j)   4b(16)  (c)  4b(11)          November 1, 1956
                                  2/18/81

4a(12)         (k)   2b(12)  (c)  4b(12)          September 1, 1957
                                  2/18/81

4a(13)         (k)   2b(13)  (c)  4b(13)          August 1, 1958
                                  2/18/81

4a(14)         (k)   2b(14)  (c)  4b(14)          June 1, 1959
                                  2/18/81

                                                        ENTERPRISE

                 Exhibit Number
---------------------------------------------------
    This               Previous Filing
   Filing      Commission         Exchanges
--------------
4a(15)       (k)  2b(15)     (c)  4b(15)          September 1, 1960
                                  2/18/81

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

4a(30)       (a)  2          (c)  4b(30)          September 1, 1976
                  9/16/76         2/18/81

4a(31)       (k)  2b(31)     (c)  4b(31)          October 1, 1976
                                  2/18/81

4a(32)       (a)  2          (c)  4b(32)          June 1, 1977
                  6/29/77         2/18/81

4a(33)       (l)  2b(33)     (c)  4b(33)          September 1, 1977
                                  2/18/81

                  Exhibit Number
----------------------------------------------------
    This                Previous Filing
   Filing      Commission          Exchanges
--------------
4a(34)       (a)  2          (c)  4b(34)          November 1, 1978
                  11/21/78        2/18/81

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

4a(49)       (b)  4(ii)      (b) 4(ii)            November 1, 1984 (No. 2)
                  1/4/85         1/9/85

4a(50)       (a)  2          (a) 2                July 1, 1985
                  8/2/85         8/2/85


4a(51)       (c)  4a(51)     (c) 4a(51)           January 1, 1986
                  2/11/86        2/11/86

4a(52)       (a)  2          (a) 2                March 1, 1986
                  3/28/86        3/28/86

                  Exhibit Number
----------------------------------------------------
    This                Previous Filing
   Filing      Commission          Exchanges
--------------
4a(53)       (a)  2(a)       (a) 2(a)             April 1, 1986 (No. 1)
                  5/1/86         5/1/86

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

4a(68)       (a)  4          (a) 4                February 1, 1992 (No. 1)
                  2/27/92        2/28/92

4a(69)       (a)  4          (a) 4                February 1, 1992 (No. 2)
                  2/27/92        2/28/92

4a(70)       (a)  4          (a) 4                June 1, 1992 (No. 1)
                  6/17/92        6/11/92

4a(71)       (a)  4          (a) 4                June 1, 1992 (No. 2)
                  6/17/92        6/11/92

                  Exhibit Number
----------------------------------------------------
    This                Previous Filing
   Filing      Commission          Exchanges
--------------
4a(72)       (a)  4          (a) 4                June 1, 1992 (No. 3)
                  6/17/92        6/11/92

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

4a(86)       (a)  4          (a) 4                March 1, 1994 (No. 2)
                  3/15/94        3/16/94

4a(87)       (d)  4          (d) 4                May 1, 1994
                  11/8/94        12/2/94

4a(88)       (d)  4          (d) 4                June 1, 1994
                  11/8/94        12/2/94

4a(89)       (d)  4          (d) 4                August 1, 1994
                  11/8/94        12/2/94

----------------------------------------------------
                  Exhibit Number
----------------------------------------------------
    This                Previous Filing
   Filing      Commission          Exchanges
--------------

4a(90)       (d)  4          (d) 4                October 1, 1994 (No. 1)
                  11/8/94        12/2/94



4a(91)       (d)  4          (d) 4                October 1, 1994 (No. 2)
                  11/8/94        12/2/94

4a(92)       (a)  4          (a) 4                January 1, 1996 (No. 1)
                  1/26/96        1/26/96

4a(93)       (a)  4          (a) 4                January 1, 1996 (No. 2)
                  1/26/96        1/26/96

4a(94)                                            December 1, 1996

4b           (h)  7(12)      (c) 4c(1)            Indenture between PSE&G and
                                 2/18/81          Federal Trust Company, as
                                                  Trustee (Midlantic National
                                                  Bank, Successor Trustee) dated
                                                  July 1, 1948, providing for 6%
                                                  Debenture Bonds due 1998

4c           (l)  2c(8)      (c) 4c(8)            Indenture between PSE&G and
                                 2/18/81          Chase Manhattan Bank (National
                                                  Association), as Trustee,
                                                  dated August 15, 1971
                                                  providing for 7 3/4% Debenture
                                                  Bonds due 1996

4d           (b)  4          (b) 4                Indenture of Trust between
                  12/1/93        12/1/93          PSE&G and Chase Manhattan Bank
                                                  (National Association), as
                                                  Trustee, providing for
                                                  Secured Medium-Term Notes
                                                  dated July 1, 1993

4e(1)        (c)             (c)                  Indenture between PSE&G and
                   2/23/95        2/23/95         First Union National Bank,
                                                  National Association (now
                                                  known as First Union National
                                                  Bank), as Trustee, dated
                                                  November 1, 1994, providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures in
                                                  Series

4e(2)        (a)             (a)                  Supplemental Indenture between
                   9/11/95        9/11/95         PSE&G and First Fidelity Bank,
                                                  National Association (now
                                                  known as First Union National
                                                  Bank), as Trustee, dated
                                                  September 1, 1995 providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B

9                                                 Inapplicable

10a(1)       (c)  10c(1)     (c) 10c(1)           Directors' Deferred
                  3/17/82        3/19/82          Compensation Plan

10a(2)       (c)  10c(2)     (c) 10c(2)           Officers' Deferred
                  3/17/82        3/19/82          Compensation Plan

10a(3)       (c)  10c(3)     (c) 10c(3)           Supplemental Death Benefits
                  3/17/82        3/19/82          Plan for officers

10a(4)       (c)  10c(4)     (c) 10c(4)           Description of additional
                  3/17/82        3/19/82          retirement benefits for
                                                  certain officers

10a(5)(i)    (c)  10b(5)     (c) 10b(5)           Limited Supplemental Death
                  3/31/83        4/8/83           Benefits and Retirement Plan

                  Exhibit Number
----------------------------------------------------
    This                Previous Filing
   Filing      Commission          Exchanges
--------------
10a(5)(ii)   (c)  10a(5)(ii) (c) 10a(5)(ii)       Limited Supplemental Benefits
                  2/25/94        3/1/94           Plan for Certain Employees

10a(6)(i)    (c)  10a(6)     (c) 10a(6)           Description of additional
                  3/10/87        4/16/87          retirement benefits for
                                                  certain officers

10a(6)(ii)   (c)  10a(6)(1)  (c) 10a(6)(1)        Description of additional
                  3/30/90        3/30/90          retirement benefits for
                                                  certain officers

10a(6)(iii)  (c)  10a(6)(2)  (c) 10a(6)(2)        Description of additional
                  3/30/92        4/27/92          retirement benefits for a
                                                  certain officer

10a(7)       (c)  10a(8)     (c) 10a(8)           Long-Term Incentive Plan
                  3/30/89        4/18/89

10a(8)       (c)  10a(9)     (c) 10a(9)           Public Service Enterprise
                  3/30/89        4/18/89          Group Incorporated Pension
                                                  Plan for Outside Directors

10a(9)       (c)  10a(11)    (c) 10a(11)          Letter Agreement with
                  2/10/93        2/11/93          E. James Ferland dated
                                                  April 16, 1986

10a(10)   (c)  10a(12)           (c)  10a(12)     Letter Agreement with
               2/10/93                2/11/93     Paul H. Way dated
                                                  March 28, 1988

10a(11)   (c)  10a(15)           (c)  10a(15)     Letter Agreement with
               2/10/93                2/11/93     Robert C. Murray dated
                                                  December 17, 1991

10a(12)   (c)  10a(14)           (c)  10a(14)     Letter Agreement with
               2/26/94                3/9/94      Patricia A. Rado dated
                                                  March 24, 1993

10a(13)   (c)  10a(15)           (c)  10a(15)     Letter Agreement, as amended,
               2/23/95                2/23/95     with Leon R. Eliason dated
                                                  September 14, 1995

10a(14)   (d)  10a(15)           (d)  10a(15)     Letter Agreement with
               8/14/95                8/14/95     Louis F. Storz dated
                                                  July 7, 1996

10a(15)   (d)  10a(16)           (d)  10a(16)     Letter Agreement with
               8/14/95                8/14/95     Elbert C. Simpson dated
                                                  May 31, 1996

10a(16)   (d)  10a(17)           (d)  10a(17)     Letter Agreement with
               11/14/95               11/14/95    Alfred C. Koeppe dated
                                                  August 23, 1996

10a(17)   (e)  10a(19)           (e)  10a(19)     Directors' Stock Plan
               2/22/96                2/22/96

10a(18)   (e)  10a(20)           (e)  10a(20)     Mid Career Hire Supplemental
               2/22/96                2/22/96     Retirement Plan

10a(19)   (e)  10a(21)           (e)  10a(21)     Retirement Income
               2/22/96                2/22/96     Reinstatement Plan

10a(20)                                           Management Incentive
                                                  Compensation Plan


11                                                Inapplicable

12                                                Computation of Ratios of
                                                  Earnings to Fixed Charges


                  Exhibit Number
----------------------------------------------------
   This               Previous Filing
 Filing         Commission           Exchanges
-----------

13                                                Inapplicable

16                                                Inapplicable

18                                                Inapplicable

21                                                Subsidiaries of the Registrant

22                                                Inapplicable

23                                                Independent Auditors' Consent

24                                                Inapplicable

27                                                Financial Data Schedule

28                                                Inapplicable

99                                                Inapplicable

                                                          PSE&G

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission          Exchanges
  3a(1)   (b)  3a                (b)  3a          Restated Certificate of
               8/28/86                8/29/86     Incorporation of PSE&G,
                                                  effective May 1, 1986

  3a(2)   (c)  3a(2)             (c)  3a(2)       Certificate of Amendment of
                                      4/10/87     Certificate of Restated
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
                                                  1987 with the State of New
                                                  Jersey adopting limitations of
                                                  liability provisions in
                                                  accordance with an amendment
                                                  to New Jersey Business
                                                  Corporation Act

  3a(3)   (a)  3(a)3             (a)  3(a)3       Certificate of Amendment of
               2/3/94                 2/14/94     Restated Certificate of
                                                  Incorporation of PSE&G filed
                                                  June 17, 1992 with the State
                                                  of New Jersey, establishing
                                                  the 7.44% Cumulative Preferred
                                                  Stock ($100  Par) as a series
                                                  of the Preferred Stock

  3a(4)   (a)  3(a)4             (a)  3(a)4       Certificate of Amendment of
               2/3/94                 2/14/94     Restated Certificate of
                                                  Incorporation of PSE&G filed
                                                  March 11, 1993 with the State
                                                  of New  Jersey, establishing
                                                  the 5.97% Cumulative Preferred
                                                  Stock ($100  Par) as a series
                                                  of Preferred Stock

  3a(5)   (a)  3(a)5             (a)  3(a)5       Certificate of Amendment of
               2/3/94                 2/14/94     Restated Certificate of
                                                  Incorporation of PSE&G filed
                                                  January 27, 1995 with the
                                                  State of New Jersey,
                                                  establishing the 6.92%
                                                  Cumulative Preferred Stock
                                                  ($100 Par) and the 6.75%
                                                  Cumulative Preferred Stock --
                                                  $25 Par as series of Preferred
                                                  Stock

  3b                                              Copy of By-Laws of PSE&G, as
                                                  in effect September 1, 1995

  4a(1)   (f)  B-1               (c)  4b(1)       Indenture between PSE&G and
                                      2/18/81     Fidelity Union Trust Company,
                                                  (now First Union National
                                                  Bank, National Association),
                                                  as Trustee, dated August 1,
                                                  1924, securing First and
                                                  Refunding Mortgage Bond

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

  4a(2)   (i)  7(1a)             (c)  4b(2)       April 1, 1927
                                      2/18/81

  4a(3)   (k)  2b(3)             (c)  4b(3)       June 1, 1937
                                      2/18/81

  4a(4)   (k)  2b(4)             (c)  4b(4)       July 1, 1937
                                      2/18/81

  4a(5)   (k)  2b(5)             (c)  4b(5)       December 19, 1939
                                      2/18/81

                 Exhibit Number
  This                Previous Filing
---------------------------------------------------
 Filing         Commission          Exchanges
  4a(6)   (g)  B-10              (c)  4b(6)       March 1, 1942
                                      2/18/81

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

  4a(22)  (k)  2b(22)            (c)  4b(22)      April 1, 1969
                                      2/18/81

  4a(23)  (k)  2b(23)            (c)  4b(23)      March 1, 1970
                                      2/18/81

  4a(24)  (k)  2b(24)            (c)  4b(24)      May 15, 1971
                                      2/18/81

  4a(25)  (k)  2b(25)            (c)  4b(25)      November 15, 1971
                                      2/18/81

                 Exhibit Number
  This                Previous Filing
---------------------------------------------------
 Filing         Commission           Exchanges
  4a(26)  (k)  2b(26)            (c)  4b(26)      April 1, 1972
                                      2/18/81

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

  4a(42)  (a)  2                 (a)  2           September 1, 1982
               9/17/82                9/20/82

  4a(43)  (a)  2                 (a)  2           December 1, 1982
               12/21/82               12/21/82

  4a(44)  (d)  4(ii)             (d)  4(ii)       June 1, 1983
               7/26/83                7/27/83

  4a(45)  (a)  4                 (a)  4           August 1, 1983
               8/19/83                8/19/83

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission           Exchanges
  4a(46)  (d)  4(ii)             (d)  4(ii)       July 1, 1984
               8/14/84                8/17/84

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

  4a(62)  (a)  4                 (a)  4           July 1, 1990 (No. 2)
               7/25/90                7/26/90

  4a(63)  (a)  4                 (a)  4           June 1, 1991 (No. 1)
               7/1/91                 7/2/91

  4a(64)  (a)  4                 (a)  4           June 1, 1991 (No. 2)
               7/1/91                 7/2/91

  4a(65)  (a)  4                 (a)  4           November 1, 1991 (No. 1)
               12/2/91                12/3/91

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission           Exchanges
  4a(66)  (a)  4                 (a)  4           November 1, 1991 (No. 2)
               12/2/91                12/3/91

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

  4a(69)  (a)  4                 (a)  4           February 1, 1992 (No. 2)
               2/27/92                2/28/92

  4a(70)  (a)  4                 (a)  4           June 1, 1992 (No. 1)
               6/17/92                6/11/92

  4a(71)  (a)  4                 (a)  4           June 1, 1992 (No. 2)
               6/17/92                6/11/92

  4a(72)  (a)  4                 (a)  4           June 1, 1992 (No. 3)
               6/17/92                6/11/92

  4a(73)  (a)  4                 (a)  4           January 1, 1993 (No. 1)
               2/2/93                 2/2/93

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

  4a(79)  (b)  4                 (b)  4           July 1, 1993
               12/1/93                12/1/93

  4a(80)  (a)  4                 (a)  4           August 1, 1993
               8/3/93                 8/3/93

  4a(81)  (b)  4                 (b)  4           September 1, 1993
               12/1/93                12/1/93

  4a(82)  (a)  4                 (a)  4           September 1, 1993 (No. 2)
               12/1/93                12/1/93

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission           Exchanges
  4a(84)  (a)  4                 (a)  4           February 1, 1994
               2/3/94                 2/14/94

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

  4a(89)  (d)  4                 (d)  4           August 1, 1994
               11/8/94                12/2/94

  4a(90)  (d)  4                 (d)  4           October 1, 1994 (No. 1)
               11/8/94                12/2/94

  4a(91)  (d)  4                 (d)  4           October 1, 1994 (No. 2)
               11/8/94                12/2/94

  4a(92)  (a)  4                 (a)  4           January 1, 1996 (No.1)
                1/26/96               1/26/96

  4a(93)  (a)  4                 (a)  4           January 1, 1996 (No. 2)
               1/26/96                1/26/96

4a(94)                                            December 1, 1996

  4b      (h)  7(12)             (c)  4c(1)       Indenture between PSE&G and
                                      2/18/81     Federal Trust Company, as
                                                  Trustee, (Midlantic National
                                                  Bank, Successor Trustee) dated
                                                  July 1, 1948, providing for 6%
                                                  Debenture Bonds due 1998

  4c      (l)  2c(8)             (c)  4c(8)       Indenture between PSE&G and
                                      2/18/81     the Chase Manhattan Bank
                                                  (National Association), as
                                                  Trustee, dated August 15,1971,
                                                  providing for 7 3/4% Debenture
                                                  Bonds due 1996

  4d      (b)   4                (b)  4           Indenture of Trust between
               12/1/93                12/1/93     PSE&G and The Chase Manhattan
                                                  Bank (National Association),
                                                  as Trustee,providing for
                                                  Secured Medium-Term Notes
                                                  dated July
                                                  1, 1993

  4e(i)   (b)                    (c)              Indenture between PSE&G and
                 2/23/95                2/23/95   First Fidelity Bank, National
                                                  Association (now known as
                                                  First Union National Bank), as
                                                  Trustee, dated November 1,
                                                  1994, providing for Deferrable
                                                  Interest Subordinated
                                                  Debentures in Series

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission           Exchanges
  4e(2)   (a)  4b(5)             (a)  4b(5)       Supplemental Indenture between
                                                  PSE&G and First Fidelity Bank,
                                                  National Association (now
                                                  known as First Union National
                                                  Bank), as Trustee, dated
                                                  September 1, 1995 providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures in
                                                  Series B

9                                                 Inapplicable

10a(1)    (c)  10c(1)            (c)  10c(1)      Directors' Deferred
               3/17/82                3/19/82     Compensation Plan

10a(2)    (c)  10c(2)            (c)  10c(2)      Officers' Deferred
               3/17/82                3/19/82     Compensation Plan

               2/25/94                3/1/94      Supplemental Benefits Plan for
                                                  Certain Employees

  10a(3)  (c)  10c(3)            (c)  10c(3)      Supplemental Death Benefits
               3/17/82                3/19/82     Plan for officers

  10a(4)  (c)  10c(4)            (c)  10c(4)      Description of additional
               3/17/82                3/19/82     retirement for certain
                                                  officers

          (c)  10b(5)            (c)  10b(5)      Limited Supplemental Death
10a(5)(i)      3/31/83                4/8/83      Benefits and Retirement Plan

          (c)  10a(5)(ii)        (c)  10a(5)(ii)  Limited Supplemental Benefits
10a(5)(ii)                                        Plan for Certain Employees

          (c)  10a(6)            (c)  10a(6)      Description of additional
10a(6)(i)      3/10/87                4/16/87     retirement benefits for
                                                  certain officers

          (c)  10a(6)(1)         (c)  10a(6)(1)   Description of additional
10a(6)(ii)     3/30/90                3/30/90     retirement benefits for
                                                  certain officers

          (c)  10a(6)(2)         (c)  10a(6)(2)   Description of additional
10a(6)(iii)    3/30/92                4/27/92     retirement benefit for a
                                                  certain officer

10a(7)    (c)  10a(8)            (c)  10a(8)      Long-Term Incentive Plan
               3/30/89                4/18/89

10a(8)    (c)  10a(9)            (c)  10a(9)      Public Service Enterprise
               3/30/89                4/18/89     Group Incorporated Pension
                                                  Plan for Outside Directors

10a(9)    (c)  10a(9)            (c)  10a(9)      Letter Agreement with
               2/10/93                2/11/93     E. James Ferland dated
                                                  April 16, 1986

10a(10)   (c)  10a(12)           (c)  10a(12)     Letter Agreement with
               2/10/93                2/11/93     Robert C. Murray dated
                                                  December 17, 1991

                 Exhibit Number
---------------------------------------------------
  This                Previous Filing
          -----------------------------------------
 Filing         Commission           Exchanges
 10a(11)  (c)  10a(13)           (c)  10a(13)     Letter Agreement with
               2/26/94                3/9/94      Patricia A. Rado dated
                                                  March 24, 1993.

 10a(12)  (c)  10a(14)           (c)  10a(14)     Letter Agreement, as amended,
               2/23/95                2/23/95     with Leon R. Eliason dated
                                                  September 14, 1994

 10a(13)  (d)  10a(15)           (d)  10a(15)     Letter Agreement with
               8/14/95                8/14/95     Louis F. Storz dated
                                                  July 7, 1995

 10a(14)  (d)  10a(16)           (d)  10a(16)     Letter Agreement with
               8/14/95                8/14/95     Elbert C. Simpson dated
                                                  May 31, 1995

 10a(15)  (d)  10a(17)           (d)  10a(17)     Letter Agreement with
               11/14/95               11/14/95    Alfred C. Koeppe dated
                                                  August 23, 1995

 10a(16)  (e)  10a(18)           (e)  10a(18)     Directors' Stock Plan
               2/22/96                2/22/96

 10a(17)  (e)  10a(19)           (e)  10a(19)     Mid Career Hire Supplemental
               2/22/96                2/22/96     Retirement Plan

 10a(18)  (e)  10a(20)           (e)  10a(20)     Retirement Income
               2/22/96                2/22/96     Reinstatement Plan

 10a(19)                                          Management Incentive
                                                  Compensation Plan

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

 13                                               Inapplicable

 16                                               Inapplicable

 19                                               Inapplicable

 21                                               Inapplicable

 23                                               Independent Auditors' Consent

 27                                               Financial Data Schedule