Form 10-Q
period 1997-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1997-05-15
CIK 788784, 81033

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

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


   Commission       Registrant, State of Incorporation,        I.R.S. Employer
  File Number          Address, and Telephone Number          Identification No.
--------------------------------------------------------------------------------

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

                     Class: Common Stock, without par value
                   Outstanding at April 30, 1997: 231,957,608

As of April 30, 1997, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

                                TABLE OF CONTENTS
                                                                            Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Public Service Enterprise Group Incorporated (Enterprise):

       Consolidated Statements of Income for the Three
       Months Ended March 31, 1997 and 1996.............................

       Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996............................................

       Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1997 and 1996.............................

       Consolidated Statements of Retained Earnings for the Three
       Months Ended March 31, 1997 and 1996.............................

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three
       Months Ended March 31, 1997 and 1996.............................

       Consolidated Balance Sheets as of March 31, 1997
       and December 31, 1996............................................

       Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1997 and 1996.............................

       Consolidated Statements of Retained Earnings for the Three
       Months Ended March 31, 1997 and 1996.............................

     Notes to Consolidated Financial Statements - Enterprise............

     Notes to Consolidated Financial Statements - PSE&G.................

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
     Enterprise.........................................................
     PSE&G  ............................................................

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................

   Item 4.  Submission of Matters to a Vote of Security Holders.........

   Item 5.  Other Information...........................................

   Item 6.  Exhibits and Reports on Form 8-K............................

   Signatures - Public Service Enterprise Group Incorporated............

   Signatures - Public Service Electric and Gas Company.................


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of Dollars, except Per Share Data)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                           1997             1996
                                                                      -------------    -------------
OPERATING REVENUES
    Electric                                                          $     960,457    $     959,436
    Gas                                                                     733,860          796,916
    Nonutility Activities                                                    38,235           41,996
                                                                      -------------    -------------
            Total Operating Revenues                                      1,732,552        1,798,348
                                                                      -------------    -------------

OPERATING EXPENSES
    Operation
       Fuel for Electric Generation and Interchanged Power                  248,352          216,075
       Gas Purchased                                                        421,833          456,732
       Other                                                                249,340          256,861
    Maintenance                                                              57,553           95,416
    Depreciation and Amortization                                           150,339          152,346
    Taxes
       Federal Income Taxes                                                 102,984           98,102
       New Jersey Gross Receipts Taxes                                      172,046          188,436
       Other                                                                 20,921           24,942
                                                                      -------------    -------------
            Total Operating Expenses                                      1,423,368        1,488,910
                                                                      -------------    -------------

OPERATING INCOME                                                            309,184          309,438

OTHER INCOME AND DEDUCTIONS
    Settlement of Salem Litigation - Net of Taxes (Note 3)                  (53,300)            --
    Other - net                                                               2,302             (773)
                                                                      -------------    -------------
            Total Other Income and Deductions                               (50,998)            (773)
                                                                      -------------    -------------

INCOME BEFORE INTEREST CHARGES AND
    DIVIDENDS ON PREFERRED SECURITIES                                       258,186          308,665
                                                                      -------------    -------------

INTEREST CHARGES
    Long-Term Debt                                                           97,009          101,445
    Short-Term Debt                                                           5,441            7,189
    Other                                                                     7,099            6,883
                                                                      -------------    -------------
       Total Interest Charges                                               109,549          115,517
Allowance for Funds Used During Construction -
    Debt and Capitalized Interest                                            (5,546)          (4,547)
                                                                      -------------    -------------
    Net Interest Charges                                                    104,003          110,970

Preferred Securities Dividend Requirements                                   14,292           12,241
Net Loss on Preferred Stock Redemptions                                         377             --
                                                                      -------------    -------------
Income From Continuing Operations                                           139,514          185,454

Discontinued Operations - Net of Taxes (Note 5)                                --              8,650
                                                                      -------------    -------------
NET INCOME                                                            $     139,514    $     194,104
                                                                      =============    =============

SHARES OF COMMON STOCK OUTSTANDING
  End of Period                                                         231,957,608      244,697,930
  Average for Period                                                    232,071,604      244,697,930

EARNINGS PER AVERAGE SHARE
    Income From Continuing Operations                                 $        0.60    $        0.75
    Income From Discontinued Operations                                        --               0.04
                                                                      -------------    -------------

       TOTAL EARNINGS PER AVERAGE SHARE                               $        0.60    $        0.79
                                                                      =============    =============

DIVIDENDS PAID PER SHARE OF COMMON STOCK                              $        0.54    $        0.54
                                                                      =============    =============
See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)


                                                                                    March 31,   December 31,
                                                                                      1997          1996
                                                                                  -----------   ------------
UTILITY PLANT - Original cost
  Electric                                                                        $13,364,416    $13,314,033
  Gas                                                                               2,577,583      2,555,901
  Common                                                                              538,993        530,185
                                                                                  -----------   ------------
       Total                                                                       16,480,992     16,400,119
  Less: Accumulated depreciation and amortization                                   6,020,933      5,889,098
                                                                                  -----------   ------------
       Net                                                                         10,460,059     10,511,021
  Nuclear Fuel in Service, net of accumulated amortization -
     1997, $276,472; 1996, $259,384                                                   182,113        198,845
                                                                                  -----------   ------------
       Net Utility Plant in Service                                                10,642,172     10,709,866
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1997, $78,553; 1996, $70,455                                            468,513        445,321
  Plant Held for Future Use                                                            23,966         23,966
                                                                                  -----------   ------------
       Net Utility Plant                                                           11,134,651     11,179,153
                                                                                  -----------   ------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1997, $14,519; 1996, $12,679, and net of valuation allowances - 1997, $15,969; 1996,
    $16,969                                                                         1,914,813      1,854,304
 Real Estate Property and Equipment, net of accumulated
   depreciation - 1997, $6,245; 1996, $5,906                                           64,462         64,753
 Other Plant, net of accumulated depreciation and amortization -
   1997, $7,298; 1996, $6,518, and net of valuation allowances -
   1997 and 1996, $826                                                                 39,742         37,031
 Nuclear Decommissioning and Other Special Funds                                      390,171        382,348
 Other Assets                                                                          14,114         13,548
                                                                                  -----------   ------------
       Total Investments and Other Noncurrent Assets                                2,423,302      2,351,984
                                                                                  -----------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                           350,769        278,903
  Accounts Receivable:
    Customer Accounts Receivable                                                      578,515        499,858
    Other Accounts Receivable                                                         213,431        241,483
    Less: Allowance for Doubtful Accounts                                              40,465         42,283
  Unbilled Revenues                                                                   180,828        248,504
  Fuel, at average cost                                                               134,787        313,019
  Materials and Supplies, at average cost, net of inventory valuation
    reserves - 1997 and 1996, $16,100                                                 148,416        147,757
  Deferred Income Taxes                                                                23,210         23,210
  Miscellaneous Current Assets                                                         23,985         33,976
                                                                                  -----------   ------------
       Total Current Assets                                                         1,613,476      1,744,427
                                                                                  -----------   ------------
DEFERRED DEBITS
  Property Abandonments - net                                                          48,822         52,573
  Oil and Gas Property Write-Down                                                      29,636         30,924
  Unamortized Debt Expense                                                            135,670        139,067
  Deferred OPEB Costs                                                                 315,997        226,171
  Unrecovered Environmental Costs                                                     127,192        125,900
  Unrecovered Plant and Regulatory Study Costs                                         33,581         33,941
  Underrecovered Electric Energy and Gas Costs - net                                  207,261        176,055
  Unrecovered SFAS 109 Deferred Income Taxes                                          748,589        751,763
  Deferred Decontamination and Decommissioning Costs                                   46,643         46,643
  Other                                                                                59,278         56,730
                                                                                  -----------   ------------
       Total Deferred Debits                                                        1,752,669      1,639,767
                                                                                  -----------   ------------
Total                                                                             $16,924,098    $16,915,331
                                                                                  ===========   ============

 See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)


                                                                                 March 31,    December 31,
                                                                                   1997          1996
                                                                                -----------   ------------
CAPITALIZATION
  Common Equity:
    Common Stock                                                                $ 3,603,300    $ 3,626,792
    Retained Earnings                                                             1,578,256      1,586,256
                                                                                -----------   ------------
       Total Common Equity                                                        5,181,556      5,213,048
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                                     94,523        113,392
    Preferred Stock With Mandatory Redemption                                       150,000        150,000
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                      210,000        210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                       303,000        208,000
  Long-Term Debt                                                                  4,463,916      4,580,231
                                                                                -----------   ------------
       Total Capitalization                                                      10,402,995     10,474,671
                                                                                -----------   ------------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                          46,643         46,643
  Environmental Costs                                                                84,827         85,755
  Capital Lease Obligations                                                          52,173         52,371
                                                                                -----------   ------------
       Total Other Long-Term Liabilities                                            183,643        184,769
                                                                                -----------   ------------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                607,489        547,981
  Commercial Paper and Loans                                                        542,529        638,051
  Book Overdrafts                                                                    51,547        106,372
  Accounts Payable                                                                  561,780        590,932
  Other Taxes Accrued                                                               263,334         31,577
  Interest Accrued                                                                   94,799         95,800
  Provision for Rate Refund                                                           7,585         89,210
  Other                                                                             123,594        171,831
                                                                                -----------   ------------
       Total Current Liabilities                                                  2,252,657      2,271,754
                                                                                -----------   ------------
DEFERRED CREDITS
  Deferred Income Taxes                                                           3,264,915      3,250,343
  Deferred Investment Tax Credits                                                   356,968        361,786
  Deferred OPEB Costs                                                               315,997        226,171
  Other                                                                             146,923        145,837
                                                                                -----------   ------------
       Total Deferred Credits                                                     4,084,803      3,984,137
                                                                                -----------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                        --             --
                                                                                -----------   ------------
Total                                                                           $16,924,098    $16,915,331
                                                                                ===========   ============
 See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                       1997         1996
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 139,514    $ 194,104
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                     150,339      151,957
    Amortization of Nuclear Fuel                                       17,088        8,905
    Deferral of Electric Energy and Gas Costs - net                   (31,206)     (37,278)
    Unrealized Losses (Gains) on Investments - net                     13,675      (10,103)
    Provision for Deferred Income Taxes - net                             682       24,484
    Investment Tax Credits - net                                       (4,600)      (5,004)
    Allowance for Funds Used During Construction - Debt and
      Capitalized Interest                                             (5,546)      (4,547)
    Proceeds from Leasing Activities                                   13,871       11,212
    Changes in certain current assets and liabilities:
     Net decrease (increase)  in Accounts Receivable and Unbilled
       Revenues                                                        15,253      (54,383)
     Net decrease in Inventory - Fuel and Materials and
       Supplies                                                       177,573      162,307
     Net decrease in Accounts Payable                                 (29,152)     (28,448)
     Net increase in Other Accrued Taxes                              231,757      243,857
     Net change in Other Current Assets and Liabilities              (120,872)      17,313
    Other                                                               5,549          469
    Net cash provided by operating activities - Discontinued
      Operations                                                         --         10,140
                                                                    ---------    ---------
       Net Cash provided by operating activities                      573,925      684,985
                                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                         (106,408)     (96,349)
  Net increase in Long-Term Investments and Real Estate               (73,818)     (21,571)
  Contribution to Decommissioning Funds and Other Special Funds        (7,371)      (7,391)
  Cost of Plant Removal - net                                          (9,048)     (11,101)
  Other                                                                (3,385)      14,409
  Change in Net Assets - Discontinued Operations                         --         (9,481)
                                                                    ---------    ---------
       Net cash used in investing activities                         (200,030)    (131,484)
                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase  in Short-Term Debt                         (95,522)     184,625
  Decrease in Book Overdrafts                                         (54,825)      (6,642)
  Issuance of Long-Term Debt                                             --        352,451
  Redemption of Long-Term Debt                                        (56,807)    (430,070)
  Long-Term Debt Issuance and Redemption Costs                           --        (38,319)
  Redemption of Preferred Stock                                       (18,869)        --
  Issuance of Preferred Securities of Subsidiaries                     95,000         --
  Retirement of Common Stock                                          (42,588)        --
  Cash Dividends Paid on Common Stock                                (125,257)    (132,138)
  Preferred Securities Issuance Expenses                               (3,161)           2
                                                                    ---------    ---------
       Net cash used in financing activities                         (302,029)     (70,091)
                                                                    ---------    ---------
Net increase in Cash and Cash Equivalents                              71,866      483,410
Cash and Cash Equivalents at Beginning of Period                      278,903       61,964
                                                                    ---------    ---------
Cash and Cash Equivalents at End of Period                          $ 350,769    $ 545,374
                                                                    =========    =========

Income Taxes Paid                                                   $   3,078    $   7,288
Interest Paid                                                       $  74,329    $ 110,258

   See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (Thousands of Dollars)


                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                      1997          1996
                                                   -----------   -----------

Balance at Beginning of Period                     $ 1,586,256   $ 1,636,971
Add:
  Net Income                                           139,514       194,104
                                                   -----------   -----------

       Total                                         1,725,770     1,831,075
                                                   -----------   -----------

Deduct:
  Cash Dividends on Common Stock                       125,257       132,138
  Retirement of Common Stock                            19,096          --
  Preferred Securities Issuance Expenses                 3,161            (2)
                                                   -----------   -----------

       Total Deductions                                147,514       132,136
                                                   -----------   -----------

Balance at End of Period                           $ 1,578,256   $ 1,698,939
                                                   ===========   ===========


See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)

                                                                      Three Months Ended
                                                                           March 31,
                                                                ---------------------------------
                                                                     1997              1996
                                                                ----------------   --------------
OPERATING REVENUES
  Electric                                                      $     960,457      $     959,436
  Gas                                                                 733,860            796,916
                                                                --------------     --------------
       Total Operating Revenues                                     1,694,317          1,756,352
                                                                --------------     --------------

OPERATING EXPENSES
  Operation
    Fuel for Electric Generation and Interchanged Power               248,352            216,075
    Gas Purchased                                                     421,833            456,732
    Other                                                             231,663            242,890
  Maintenance                                                          57,553             95,416
  Depreciation and Amortization                                       149,159            151,433
  Taxes
    Federal Income Taxes                                              101,907             94,630
    New Jersey Gross Receipts Taxes                                   172,046            188,436
    Other                                                              19,685             23,587
                                                                --------------     --------------
       Total Operating Expenses                                     1,402,198          1,469,199
                                                                --------------     --------------

OPERATING INCOME                                                      292,119            287,153

OTHER INCOME AND DEDUCTIONS
  Settlement of Salem Litigation - Net of Taxes                       (53,300)          --
  Other - net                                                           2,296               (778)
                                                                --------------     --------------
       Total Other Income and Deductions                              (51,004)              (778)
                                                                --------------     --------------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES                                   241,115            286,375
                                                                --------------     --------------

INTEREST CHARGES
  Long-Term Debt                                                       83,830             91,512
  Short-Term Debt                                                       5,095              4,034
  Other                                                                 6,558              6,755
                                                                --------------     --------------
     Total Interest Charges                                            95,483            102,301
Allowance for Funds Used During
  Construction - Debt                                                  (4,811)            (4,291)
                                                                --------------     --------------
Net Interest Charges                                                   90,672             98,010
                                                                --------------     --------------

Preferred Securities Dividend Requirements of Subsidiaries             10,420              4,715
                                                                --------------     --------------

NET INCOME                                                            140,023            183,650

Preferred Stock Dividend Requirements                                   3,872              7,526
Net Loss on Preferred Stock Redemptions                                   377           --
                                                                --------------     --------------

EARNINGS AVAILABLE TO PUBLIC
  SERVICE ENTERPRISE GROUP
  INCORPORATED                                                  $      135,774     $      176,124
                                                                ==============     ==============

See  Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)


                                                                                     March 31,   December 31,
                                                                                       1997          1996
                                                                                   -----------   -----------
UTILITY PLANT - Original cost
  Electric                                                                         $13,364,416   $13,314,033
  Gas                                                                                2,577,583     2,555,901
  Common                                                                               538,993       530,185
                                                                                   -----------   -----------
       Total                                                                        16,480,992    16,400,119
  Less: Accumulated depreciation and amortization                                    6,020,933     5,889,098
                                                                                   -----------   -----------
       Net                                                                          10,460,059    10,511,021
  Nuclear Fuel in Service, net of accumulated amortization -
    1997, $276,472; 1996, $259,384                                                     182,113       198,845
                                                                                   -----------   -----------
       Net Utility Plant in Service                                                 10,642,172    10,709,866
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1997, $78,553; 1996, $70,455                                             468,513       445,321
  Plant Held for Future Use                                                             23,966        23,966
                                                                                   -----------   -----------
       Net Utility Plant                                                            11,134,651    11,179,153
                                                                                   -----------   -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1997, $14,519; 1996, $12,679, and net of valuation allowances - 1997 and
    1996, $13,969                                                                      132,892       133,342
  Nuclear Decommissioning and Other Special Funds                                      390,171       382,348
  Other Plant, net of accumulated depreciation and
    amortization - 1997, $1,174; 1996, $1,171                                           19,155        19,157
                                                                                   -----------   -----------
       Total Investments and Other Noncurrent Assets                                   542,218       534,847
                                                                                   -----------   -----------
CURRENT ASSETS
  Cash and Cash Equivalents                                                            251,377        47,639
  Accounts Receivable:
    Customer Accounts Receivable                                                       578,515       499,858
    Other Accounts Receivable                                                          152,872       175,009
    Less: Allowance for Doubtful Accounts                                               40,465        42,283
  Accounts Receivable - Associated Companies - net                                        --           4,308
  Unbilled Revenues                                                                    180,828       248,504
  Fuel, at average cost                                                                134,787       313,019
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1997 and 1996, $16,100                                        148,416       147,757
  Deferred Income Taxes                                                                 23,210        23,210
  Miscellaneous Current Assets                                                          20,617        30,409
                                                                                   -----------   -----------
       Total Current Assets                                                          1,450,157     1,447,430
                                                                                   -----------   -----------
DEFERRED DEBITS
  Property Abandonments - net                                                           48,822        52,573
  Oil and Gas Property Write-Down                                                       29,636        30,924
  Unamortized Debt Expense                                                             134,393       137,606
  Deferred OPEB Costs                                                                  315,997       226,171
  Unrecovered Environmental Costs                                                      127,192       125,900
  Unrecovered Plant and Regulatory Study Costs                                          33,581        33,941
  Underrecovered Electric Energy and Gas Costs - net                                   207,261       176,055
  Unrecovered SFAS 109 Deferred Income Taxes                                           748,589       751,763
  Deferred Decontamination and Decommissioning Costs                                    46,643        46,643
  Other                                                                                 59,278        56,348
                                                                                   -----------   -----------
       Total Deferred Debits                                                         1,751,392     1,637,924
                                                                                   -----------   -----------
Total                                                                              $14,878,418   $14,799,354
                                                                                   ===========   ===========

See Notes to Consolidated Financial Statements



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Thousands of Dollars)


                                                                                  March 31,    December 31,
                                                                                    1997          1996
                                                                                 -----------   -----------
CAPITALIZATION
  Common Equity:
    Common Stock                                                                 $ 2,563,003   $ 2,563,003
    Contributed Capital from Enterprise                                              594,395       594,395
    Retained Earnings                                                              1,370,816     1,365,003
                                                                                 -----------   -----------
       Total Common Equity                                                         4,528,214     4,522,401
  Preferred Stock Without Mandatory Redemption                                        94,523       113,392
  Preferred Stock  With Mandatory Redemption                                         150,000       150,000
  Subsidiaries' Preferred Securities:
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                       210,000       210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                        303,000       208,000
  Long-Term Debt                                                                   4,005,958     4,107,331
                                                                                 -----------   -----------
       Total Capitalization                                                        9,291,695     9,311,124
                                                                                 -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                           46,643        46,643
  Environmental Costs                                                                 84,827        85,755
  Capital Lease Obligations                                                           52,173        52,371
                                                                                 -----------   -----------
       Total Other Long-Term Liabilities                                             183,643       184,769
                                                                                 -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                 500,000       423,500
  Commercial Paper and Loans                                                         542,529       638,051
  Book Overdrafts                                                                     51,547       106,372
  Accounts Payable                                                                   470,793       520,651
  Accounts Payable - Associated Companies - net                                       80,271          --
  Other Taxes Accrued                                                                204,469        33,745
  Interest Accrued                                                                    76,184        86,674
  Provision for Rate Refund                                                            7,585        89,210
  Other                                                                              123,449       132,113
                                                                                 -----------   -----------
       Total Current Liabilities                                                   2,056,827     2,030,316
                                                                                 -----------   -----------
DEFERRED CREDITS
  Deferred Income Taxes                                                            2,545,767     2,557,587
  Deferred Investment Tax Credits                                                    346,945       351,637
  Deferred OPEB Costs                                                                315,997       226,171
  Other                                                                              137,544       137,750
                                                                                 -----------   -----------
       Total Deferred Credits                                                      3,346,253     3,273,145
                                                                                 -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                         --            --
                                                                                 -----------   -----------
Total                                                                            $14,878,418   $14,799,354
                                                                                 ===========   ===========

See Notes to Consolidated Financial Statements



                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)

                                                                          For the Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                  1997         1996
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 140,023    $ 183,650
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                 149,159      151,044
    Amortization of Nuclear Fuel                                                   17,088        8,905
    Deferral of Electric Energy and Gas Costs - net                               (31,206)     (37,278)
    Provision for Deferred Income Taxes - net                                      (8,646)      22,442
    Investment Tax Credits - net                                                   (4,692)      (4,743)
    Allowance for Funds Used During Construction - Debt                            (4,811)      (4,291)
    Changes in certain current assets and liabilities:
     Net decrease (increase)  in Accounts Receivable and Unbilled
       Revenues                                                                    13,646      (50,783)
     Net decrease in Inventory - Fuel and Materials and
       Supplies                                                                   177,573      162,307
     Net increase in Accounts Payable                                              30,413       18,912
     Net increase in Other Accrued Taxes                                          170,724      191,804
     Net change in Other Current Assets and Liabilities                           (90,987)      27,036
    Other                                                                           2,981        3,385
                                                                                ---------    ---------
       Net cash provided by operating activities                                  561,265      672,390
                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                     (106,408)     (96,349)
  Net increase in Long-Term Investments                                            (1,403)     (19,188)
  Contribution to Decommissioning Funds and Other Special Funds                    (7,371)      (7,391)
  Cost of Plant Removal - net                                                      (9,048)     (11,101)
  Other                                                                                 2          (13)
                                                                                ---------    ---------
       Net cash used in investing activities                                     (124,228)    (134,042)
                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase  in Short-Term Debt                                     (95,522)     180,839
  Decrease in Book Overdrafts                                                     (54,825)      (6,642)
  Issuance of Long-Term Debt                                                         --        352,451
  Redemption of Long-Term Debt                                                    (24,873)    (413,105)
  Long-Term Debt Issuance and Redemption Costs                                       --        (38,319)
  Redemption of Preferred Stock                                                   (18,869)        --
  Issuance of Preferred Securities of Subsidiaries                                 95,000         --
  Cash Dividends Paid                                                            (130,672)    (137,726)
  Other                                                                            (3,538)        --
                                                                                ---------    ---------
       Net cash used in financing activities                                     (233,299)     (62,502)
                                                                                ---------    ---------
Net increase in Cash and Cash Equivalents                                         203,738      475,846
Cash and Cash Equivalents at Beginning of Period                                   47,639       32,373
                                                                                ---------    ---------
Cash and Cash Equivalents at End of Period                                      $ 251,377    $ 508,219
                                                                                =========    =========
Income Taxes Paid                                                               $   4,149    $   9,049
Interest Paid                                                                   $  71,276    $ 101,605

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                             (Thousands of Dollars)


                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                                   1997            1996
                                                -----------    -----------

Balance at Beginning of Period                  $ 1,365,003    $ 1,365,915
Add:
  Net Income                                        140,023        183,650
                                                -----------    -----------

           Total                                  1,505,026      1,549,565
                                                -----------    -----------

Deduct Cash Dividends:
  Preferred Stock, at required rates                  3,872          7,526
  Common Stock                                      126,800        130,200
  Preferred Securities Issuance Expenses              3,161           --
                                                -----------    -----------

           Total Deductions                         133,833        137,726
                                                -----------    -----------

Net Loss on Preferred Stock Redemptions                (377)          --
                                                -----------    -----------

Balance at End of Period                        $ 1,370,816    $ 1,411,839
                                                ===========    ===========



See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These financial statements and Notes to Consolidated Financial Statements (Notes) thereto should be read in conjunction with the respective Registrant's Notes contained in the 1996 Annual Report on Form 10-K. The Notes contained herein update and supplement matters discussed in the 1996 Annual Report on Form 10-K.

     The  unaudited  financial   information  furnished  herewith  reflects  all
adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2.  Rate Matters

     Competitive Transition Charge (CTC)

     On April 24, 1997, the Board of Public Utilities (BPU) issued a generic order regarding CTC filings by electric utilities in New Jersey. The BPU will conduct a generic review of CTC issues since these issues are integral to the restructuring of the electric utility industry. As a result, PSE&G's petition and the motions concerning PSE&G's CTC filing will be placed in abeyance pending the conclusion of the generic proceeding. The BPU will hold a public hearing under the generic proceeding to receive written and oral testimony on June 19, 1997. Written comments regarding the generic proceeding are to be submitted to the BPU by June 27, 1997 and the BPU expects to resolve CTC issues by the end of July 1997. PSE&G cannot predict the outcome of this proceeding.

     Levelized Gas Adjustment Charge (LGAC)

     On April 2, 1997, the BPU approved PSE&G's LGAC stipulation. The interim residential LGAC charge, approved on November 22, 1996, will continue through October 31, 1997.

     Demand Side Adjustment Factor (DSAF)

     On February 24, 1997, PSE&G filed a motion with the BPU requesting a $151 million increase for its DSAF to reflect increases in the costs associated with PSE&G's Demand Side Management (DSM) Programs. The increase was requested to become effective on May 1, 1997 and continue through December 31, 1998. On March 26, 1997, this matter was transferred to the Office of Administrative Law for hearing. PSE&G cannot predict the outcome of this proceeding.

Note 3.  Commitments and Contingent Liabilities

     Hazardous Waste

     Certain Federal and State laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Except as discussed below with respect to its Manufactured Gas Plant Remediation Program (Remediation Program), Enterprise and PSE&G do not expect their expenditures for any such site to have a material effect on their financial condition, results of operations and net cash flows.

     PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 such sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to Enterprise and PSE&G's financial condition, results of operations and net cash flows.

     Settlement of Salem Litigation

     On May 12, 1997, PSE&G settled the lawsuit brought against it by PECO Energy Company (PECO) and Delmarva Power & Light Company (DP&L), two co-owners of the Salem Nuclear Generating Station (Salem), relating to alleged damages resulting from the current outage of the facility. Under the terms of the settlement, PSE&G will pay an aggregate of $82.0 million to PECO and DP&L. This resulted in an after-tax charge to earnings of $53.3 million or $0.23 per share of Enterprise Common Stock. PSE&G is also obligated to pay $1.4 million for each reactor month that the outage continues beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. Salem has presently been out of service for approximately 47 reactor months through April 30, 1997, and PSE&G does not expect to be required to make any payments under this provision.

     PECO, DP&L and PSE&G have also agreed to an operating performance standard through December 31, 2011 for Salem and December 31, 2007 for the Peach Bottom Atomic Power Station (Peach Bottom) operated by PECO. Under this standard, the operator would be required to make payments to the non-operating parties if the three-year capacity factor, determined annually, of either station falls below 40 percent, subject to a maximum of $25 million per year. The initial three-year period begins for Peach Bottom on January 1, 1998 and for Salem on the date the later of the two Salem units returns to service. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     As previously reported, PSE&G and Atlantic City Electric Company (ACE) entered into an operating agreement which resulted in the dismissal of a similar lawsuit by ACE. Under the agreement, ACE pays a portion of its 1997 operation and maintenance (O&M) requirements based on the generation at Salem. Current expectations of the return to service of the Salem units (see Nuclear Operations of MD&A), is likely to result in PSE&G absorbing $7 to $10 million of ACE's share of 1997 O&M. As of April 30, 1997, PSE&G has realized $4.5 million of such costs.

Note 4.  Financial Instruments and Risk Management

     Enterprise's operations give rise to exposure to market risks from changes in fossil fuel prices, interest rates, foreign exchange rates and security prices of investments. Enterprise's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent practices. Enterprise does not currently hold or issue financial instruments for trading purposes.

     Natural Gas Hedging

     Through March 31, 1997, Energis Resources Incorporated (Energis Resources) entered into futures contracts to buy 7,960,000 mmbtu of natural gas at an average price of $2.04 per mmbtu related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 93% of its fixed-price sales commitments at March 31, 1997. Energis Resources had a deferred unrealized hedge loss of $0.3 million at March 31, 1997.

Note 5.  Discontinued Operations

     Prior year operating results of Energy Development Corporation (EDC) are summarized below:

                                             Quarter Ended
                                            March 31, 1996

     Revenues                                   $68,537
     Operating income                            19,486
     Earnings before income taxes                12,700
     Income taxes                                 4,050
     Net income                                   8,650



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  Notes  to   Consolidated   Financial   Statements  of  Enterprise  are
incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

         Note 1.    Basis of Presentation
         Note 2.    Rate Matters
         Note 3.    Commitments and Contingent Liabilities

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) 1996 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes of Enterprise and should be read in conjunction with such Statements and Notes.

Results of Operations

     Earnings per share of Enterprise common stock were $0.60 for the quarter ended March 31, 1997, a decrease of $0.19 per share of common stock from the comparable 1996 period.

     The earnings per share decrease was primarily due to the settlement of a lawsuit filed by two of the co-owners of the Salem Nuclear Generating Station (Salem) (see Note 3 -- Commitments and Contingent Liabilities). Under this settlement, PSE&G will pay an aggregate of $82.0 million to PECO Energy Company
(PECO) and Delmarva Power and Light Company (DP&L), resulting in an after tax charge to earnings of $53.3 million or $0.23 per share. Another factor that decreased earnings per share was weak electric and gas sales due to mild weather, partially offset by lower operation and maintenance expenses at Hope Creek Nuclear Generating Station (Hope Creek) and Salem. In 1996, expenses at these stations were higher than in 1997 due to the extended 1996 refueling and maintenance outage at Hope Creek and restart activities at Salem.

     Enterprise Diversified Holdings Incorporated's (EDHI) contribution to earnings decreased. This decrease was primarily due to the contribution of $0.04 per share in the first quarter of 1996 by EDHI's oil and gas subsidiary, Energy Development Corporation (EDC), which was sold on July 31, 1996. Approximately $350 million of the proceeds was used to buy back 12.7 million shares of Enterprise common stock. The resulting lower number of shares outstanding offset, on an earnings per share basis, the absence of an EDC contribution in the first quarter of 1997.

PSE&G - Revenues

     Electric
                                               Increase or (Decrease)
                                              --------------------------
                                                    Quarter Ended
                                                      March 31,
                                                    1997 vs. 1996
                                              --------------------------
                                                (Millions of Dollars)
        Kilowatt-hour sales                              $      (23)
        Recovery of energy costs                                 30
        Non-margin revenues (A)                                 ( 9)
        Other operating revenues                                  3
                                                         -----------
                Total Electric Revenues                  $        1
                                                         ===========

     Revenues increased $1 million or 0.1% for the quarter ended March 31, 1997 from the comparable period of 1996 primarily due to higher recovery of energy costs. This increase was partially offset by lower kilowatt-hour sales due to milder weather.

     Gas
                                                Increase or (Decrease)
                                               --------------------------
                                                     Quarter Ended
                                                       March 31,
                                                     1997 vs. 1996
                                               --------------------------
                                                 (Millions of Dollars)
        Therm sales                                         $    (13)
        Recovery of fuel costs                                   (31)
        Non-margin revenues (A)                                  (17)
        Other operating revenues                                  (2)
                                                           ----------
                Total Gas Revenues                          $    (63)
                                                           ==========

     Revenues decreased $63 million or 7.9% for the quarter ended March 31, 1997 over the comparable period of 1996 primarily due to lower recovery of fuel costs and decreased therm sales due to milder weather. Lower other operating revenues due to weak off-system sales also contributed to the overall revenue decrease.

     (A) Non-margin revenues primarily reflect recoveries for Demand Side Management (DSM) Program costs, uncollectibles and NJ Gross Receipts and Franchise Taxes (NJGRT).

PSE&G - Expenses

     Other Operation and Maintenance Expenses

     Other operation and maintenance expenses decreased $49 million or 14.5% for the quarter ended March 31, 1997 from the comparable 1996 period. The decrease was primarily due to Hope Creek's extended refueling and maintenance outage during the first quarter of 1996. Also contributing to the decrease were lower 1997 restart activity expenses at Salem.

     Federal Income Taxes

     Federal income taxes increased $7 million or 7.7% for the quarter ended March 31, 1997 from the comparable 1996 period. The increase was primarily due to the increase in 1997 pre-tax income.

     Interest on Long-Term Debt

     Interest on long-term debt decreased $8 million or 8.4% for the quarter ended March 31, 1997 from the comparable 1996 period. In 1996, interest was higher due to a premium payment in connection with open market purchases of certain outstanding First and Refunding Mortgage Bonds.

     Fuel for Electric Generation and Interchanged Power

     Fuel for Electric Generation and Interchanged Power increased $32 million or 14.9% due to an increase in fuel recovery revenues. Due to the operation of the Electric Levelized Energy Adjustment Clause (LEAC) mechanism, variances in fuel revenues and expenses offset, with no direct effect on earnings.

EDHI - Net Income


                                      Increase or (Decrease)
                            ---------------------------------------------
                                           Quarter Ended
                                             March 31,
                                           1997 vs. 1996
                            ---------------------------------------------
                                   Amount                      Per
                            (Millions of Dollars)             Share
                            ----------------------- ---- ----------------
PSRC                            $        (6)               $       (.02)
CEA                                       3                         .01
Energis Resources                        (3)                       (.01)
EGDC                                      1                          --
                             ----- ----------           ----- -----------
Continuing Operations                    (5)                       (.02)
Discontinued Operations-EDC              (9)                       (.04)
                             ===== ==========           ==== ============
         Total                  $       (14)              $        (.06)
                             ===== ==========           ==== ============

     Continuing Operations

     EDHI's income from continuing operations was $4 million for the quarter ended March 31, 1997, a $5 million decrease from the comparable 1996 period. The decrease was primarily due to lower gains on Public Service Resources Corporation's (PSRC) security investments held in limited partnerships. The loss for Energis Resources increased due to higher administrative and general expenditures while income for Community Energy Alternatives Inc. (CEA) increased due to the improved operations of several projects.

     Discontinued Operations

     EDC was sold on July 31, 1996.

Liquidity and Capital Resources

     Enterprise

     Cash generated from operations will provide the major source of funds for growth of the business. Cash and cash equivalents totaled $351 million at March 31, 1997.

     As of March 31, 1997, Enterprise's capital structure consisted of 49.8% common equity, 42.9% long-term debt and 7.3% preferred stock and other preferred securities.

     Dividend payments on Common Stock were $0.54 per share and totaled $125 million for the quarter ended March 31, 1997. The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. Since 1992, Enterprise has maintained a constant rate of dividend on its common stock.
A key Enterprise objective is to keep its common stock dividend secure.

     PSE&G

     For the quarter ended March 31, 1997, PSE&G had utility plant additions, including AFDC, of $111 million, an $11 million increase from the corresponding 1996 period. The increase was primarily due to the cost of the replacement of the Salem Unit 1 steam generators.

     PSE&G expects that it will be able to internally generate all of its construction and capital requirements over the next five years and reduce its debt outstanding by approximately $1 billion, assuming adequate and timely recovery of costs including any costs stranded as a result of changes in federal and state regulations, as to which no assurances can be given. (See Competitive Environment below; Note 2, Rate Matters; Note 3, Commitments and Contingent Liabilities of Notes and Federal Regulations (Electric) of Item 5.)

     EDHI

     During the next five years, EDHI's capital requirements are expected to be provided from additional debt financing, operational cash flows and equity capital. CEA and Energis Resources are expected to be the primary vehicles for EDHI's business growth. A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric capacity required in certain regions of the world. Energis Resources is expected to expand upon the current energy related services being provided to industrial and commercial customers. PSRC will continue to limit new investments to those related to energy businesses, while Enterprise Group Development Corporation (EGDC) will continue to exit the real estate business in a prudent manner.

     In the first quarter of 1997, PSRC entered into a leveraged lease of a coal-fired steam generating station located in the Netherlands. In April 1997, PSRC entered into two additional leveraged leases of power plants: one located in the United Kingdom; the other in the Netherlands. The aggregate of these investments amounted to approximately $107 million.

     In the first  quarter  of 1997,  CEA  acquired a 50%  interest  in a 200 MW natural gas-fired plant located in Columbia which is currently under construction. In April 1997, CEA and a partner won a bid to acquire, for $565 million, 90% of two Argentinean electric distribution companies serving the Buenos Aires province. CEA's indirect ownership of the two companies is 33%. Financial closing is expected to occur in June 1997. Each of these investments is considered an exempt foreign utility company. Also in April 1997, CEA acquired a 49% interest in an operating 180 MW oil-fired cogeneration plant located on the island of Oahu in Hawaii. The aggregate equity investment for these and other projects will amount to approximately $225 million by year end.

     EDHI, PSRC and CEA are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes (EBIT) coverage ratio of at least 1.50:1. As of March 31, 1997, EDHI had a consolidated debt to equity ratio of 1.00:1. For the twelve months ended March 31, 1997, the EBIT coverage ratio, as defined to exclude the effects of EGDC and the 1996 gain on the sale of EDC, was 2.25:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given.

     Over the next several years, EDHI and its subsidiaries will be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

External Financings - PSE&G

     PSE&G has New Jersey Board of Public Utilities (BPU) authority to issue approximately $4.336 billion aggregate amount of additional Bonds/MTNs/Preferred Stock/Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At March 31, 1997, this Mortgage ratio was 3.34:1. As of March 31, 1997, the Mortgage would permit up to $3.047 billion aggregate principal amount of new bonds to be issued against previous additions and improvements.

     In February 1997, PSE&G Capital Trust II, a special purpose statutory business trust controlled by PSE&G, issued $95 million of 8.125% Quarterly Income Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). PSE&G used the proceeds to fund the redemption of the remaining 188,684 shares outstanding of its 6.80% Cumulative Preferred Stock $100 par value at $102 per share in January 1997 and will redeem all 750,000 shares of its 7.44% Cumulative Preferred Stock $100 par value at $103.72 per share in June 1997.

     The BPU has authorized PSE&G to issue and have outstanding at any one time not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders through January 2, 1999. On March 31, 1997, PSE&G had $467 million of short-term debt outstanding.

     To provide liquidity for its commercial paper program, PSE&G has a $500 million one-year revolving credit agreement expiring in August 1997 and a $500 million five-year revolving credit agreement expiring in August 2000 with a group of commercial banks, which provide for borrowings of up to one year. On March 31, 1997, there were no borrowings outstanding under these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1997.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom Atomic Power Station nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of March 31, 1997, Fuelco had commercial paper of $74 million outstanding under such program.

External Financings - EDHI

     PSEG Capital Corporation's (Capital) Medium-Term Note (MTN) program is expected to provide for an aggregate principal amount of up to $650 million and its total debt outstanding at any time, including MTNs, is not expected to exceed such amount. At March 31, 1997, Capital had total debt outstanding of $398 million, including $335 million of MTN's.

Nuclear Operations

     PSE&G's Salem Units 1 and 2 were taken out of service in the second quarter of 1995. Salem Unit 2 is in the final stage of preparation for restart and is expected to return to service early in the third quarter of 1997. In a May 5, 1997 letter to the Nuclear Regulatory Commission (NRC), PSE&G requested that the NRC commence its Readiness Assessment Team Inspection (a requirement for unit restart) in early June 1997. PSE&G expects that the NRC will complete its inspection in June. Installation of Salem Unit 1 steam generators is nearing completion, and the unit is expected to return to service in late 1997. Restart of each Salem Unit is subject to NRC approval. The cost of the replacement of Unit 1 steam generators, including installation, and the cost of disposal of the four old steam generators is estimated at $180 million (PSE&G's share is $77 million), of which approximately $150 million has already been spent. The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

Impact of New Accounting Pronouncement

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128) which is effective for financial statements issued after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and replaces the presentation of Primary EPS with a presentation of Basic EPS. It also requires presentation of Basic and Diluted EPS on the income statement for all entities with complex capital structures. The adoption of SFAS 128 is not expected to have a material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

Competitive Environment

     Energy Master Plan

     On January 16, 1997, the BPU issued its draft report regarding Phase II of the New Jersey Energy Master Plan (draft Phase II report) addressing wholesale and retail electric competition in New Jersey. PSE&G assessed the draft Phase II report's proposed findings and recommendations and, in accordance with the proceeding requirements, filed formal written comments with the BPU on February 28, 1997.

     The comments stated that PSE&G will voluntarily commit to provide access to its transmission system for retail customers in order to facilitate electric industry restructuring to open the market to competition. PSE&G further stated that it is committed to working toward rate reductions in a manner that assures the reliability of electric service, safeguards the environment, protects the New Jersey labor force and treats investors fairly. PSE&G urged the BPU not to allow prudently incurred costs to be stranded in the industry transition to competition. PSE&G also recommended that, as long as the BPU's policy objectives are met and the utility meets its burden of proof, there should be flexibility in the guidelines for the form and content of the various utility filings required to be made by July 15, 1997. In addition, PSE&G recommended that, at a minimum, the BPU should require certain environmental protection standards.

     On April 30, 1997, the BPU issued its final report regarding Phase II of the New Jersey Energy Master Plan (final Phase II report). The majority of the final Phase II report mirrors the draft Phase II report, except that it accelerates the phase-in period of customer choice of providers for all customers to include 10% in October 1998, 20% by January 1999, 35% by April 1999, 50% by October 1999, 75% by April 2000 and 100% by July 2000. The final Phase II report also calls for: (1) near term rate reductions in retail electric rates of 5-10%; (2) utilities to have the opportunity, but no guarantee, to recover  stranded  costs  associated  with  generating  capacity  investment and independent  power  contract  costs;  (3)  a  market  transition  charge  to  be established for a limited time of 4-8 years to provide for the recovery of non-mitigated stranded costs; (4) the issue of securitization of stranded costs to be explored; (5) functional separation of utility generating assets, subject to BPU detailed analyses of potential market power issues and (6) the filing of a rate unbundling plan, stranded cost status report and restructuring plan by July 15, 1997. The final Phase II report endorses environmental disclosure by power suppliers to provide consumers with information necessary to choose cleaner sources of power available in the marketplace. The information will enable verification of claimed emission rates, which will be explored by a Consumer Protection Task Force. The final Phase II report is to be submitted to New Jersey's Governor and Legislature in May 1997, with restructuring legislation expected to be introduced in the Legislature before year-end 1997. BPU action on the July 15, 1997 utility filings pursuant to the final Phase II report is expected to be completed during the fourth quarter of 1998.

     Stranded Costs

     Recoverability of stranded costs is largely dependent on the transition rules established by regulators, including the Federal Energy Regulatory Commission (FERC) and the BPU. The final Phase II report concluded that a utility's stranded costs should be limited to costs associated with past financial commitments made for the purpose of procuring a utility's power supply and that the utility should be given the opportunity but that there should not be a guarantee provided for 100% recovery of all eligible stranded costs. Due to uncertainties regarding future market prices of electricity and the duration of the transition period, PSE&G has not yet determined the level of stranded costs related to its generating facilities and thus cannot currently predict the amount of its potential stranded costs. PSE&G plans to file, no later than July 15, 1997, a stranded cost status report with the BPU. The opportunity for full recovery of such eligible costs would be contingent upon, and may be constrained by, the utility meeting a number of conditions, including achievement of the goal of delivering a near term rate reduction to customers of 5 to 10%.

     A mechanism that is currently being explored to mitigate stranded costs for utilities is securitization. With the adoption of appropriate state legislation, this mechanism offers a means to reduce the cost of stranded asset recovery by refinancing stranded capital, formerly financed with a combination of debt and equity, with all debt. The final Phase II report recognizes the potential benefits of this valuable mechanism. However, the report expresses the BPU's view that securitization is not the sole solution for solving the stranded cost problems but must be used with other reasonably available mitigation steps. Recognizing that stranded costs have not yet been quantified, that the issue of asset securitization and the extent of its application have not been determined, as well as the need for enabling legislation, PSE&G cannot predict the extent to which regulators may allow recovery of its potentially stranded costs. Inability to adequately recover stranded costs could have a material adverse affect on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

     New Jersey Gross Receipts and Franchise Tax (NJGRT)

     On March 10, 1997, legislation was introduced in the New Jersey Legislature to repeal the NJGRT collected by utilities from their customers and replace it with a combination of corporate business tax, state sales and use tax and a transitional assessment which would be phased out over five years. The new tax structure would improve the competitive position of PSE&G vis-a-vis non-utility energy providers in New Jersey who are currently not subject to NJGRT. If this legislation is approved, the new tax structure would take effect January 1, 1998. PSE&G cannot predict when or if this legislation will be approved.

     PSE&G SelectGas Pilot Program


     On March 12, 1997, the BPU approved PSE&G's SelectGas Pilot Program which gives residential customers in four municipalities the option to purchase gas from a supplier other than PSE&G beginning May 1, 1997. This residential gas unbundling pilot program will extend through June 1998, but customers can elect to return to the PSE&G system during the pilot or stay with their selected supplier, assuming the customer's supplier also provides for such a change. Unbundling in the gas industry began in PSE&G's service area in 1994 when PSE&G opened the gas market to its commercial and industrial customers.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations and Competitive Environment.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     Certain information reported under Item 3 of Part I of Enterprise's and PSE&G's 1996 Annual Report to the SEC on Form 10-K is updated below. References are to the related page of the Form 10-K.

     Page 24. PSE&G settled the lawsuit brought against it by PECO and DP&L, two co-owners of Salem, relating to alleged damages resulting from the current outage of the facility. Under the terms of the settlement, PSE&G will pay an aggregate of $82.0 million to PECO and DP&L. PSE&G would also be obligated to pay $1.4 million for each reactor month that the outage continues beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. Salem has presently been out of service for approximately 47 reactor months and PSE&G does not expect to be required to make any payments under this provision. The parties have also agreed to an operating performance standard through December 31, 2007 for Peach Bottom (operated by
PECO) and December 31, 2011 for Salem. Under this standard, the operator would be required to make payments to the non-operating owners if the three year capacity factor, determined annually, of either station falls below 40 percent subject to a maximum of up to $25 million per year. The initial three-year period begins for Peach Bottom on January 1, 1998 and for Salem on the date the later of the two Salem units returns to service. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year. (See Results of Operations of MD&A and Note 3 -- Commitments and Contingent Liabilities for more information.)

     Page 24. In the shareholder derivative litigation, the Appellate Division sustained the trial court's denial of defendants' motions to dismiss the complaints. Defendants' appeal of this denial was recently dismissed by the New Jersey Supreme Court. The litigation will now enter the discovery phase.

     In addition, see the following at the pages indicated:

     (1) Page 14. Generic proceeding before the BPU relating to Competitive Transition Charges, Docket No. ET96090669. Form 10-K, Page 55.

     (2) Page 14. Proceedings before the BPU relating to PSE&G's Demand Side Adjustment Factor, Docket No. ER97020101.

New Matter

     On March 18, 1997, Public Service Conservation Resources Corporation (PSCRC), an indirect wholly-owned subsidiary of Enterprise and a direct wholly-owned subsidiary of PSE&G, filed a collection action against SYCOM Enterprises Limited Partnership (SYCOM) in connection with PSCRC's DSM business. PSCRC alleged that SYCOM has breached a number of different loan agreements under which PSCRC is owed approximately $13.4 million in principal and interest. On May 7, 1997, SYCOM filed a counterclaim against PSCRC and a third-party complaint against an officer and certain consultants of PSCRC, alleging damages of $750 million and asserting claims that pursuant to statute, if successful, would permit treble damages. PSCRC believes that the counterclaim and third-party complaint are spurious and without merit and PSCRC will vigorously contest such claims. At March 31, 1997, Enterprise and PSE&G had aggregate investments in PSCRC of $54.9 million. Public Service Conservation Resources Corporation v. Sycom Enterprises Limited Partnership, Docket No. L-2744-97 Superior Court of New Jersey, Law Division, Middlesex County.

Item 4.  Submission of Matters to a Vote of Security Holders

     Enterprise's Annual Meeting of Stockholders was held on April 15, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:

                                       Votes         Votes
                                        For         Withheld
                                     -----------   ----------
Proposal 1 - Election of Directors

  Class I - Term expiring 2000

  Lawrence R. Codey                  188,131,745   4,415,553
  Ernest H. Drew                     188,383,436   4,365,974
  Forrest J. Remick                  188,411,539   4,328,727


                                       Votes         Votes        Votes
                                        For          Against     Abstaining
                                     -----------   ------------  ----------

Proposal 2 - Appointment of
             Deloitte & Touche
             LLP as Independent
             Auditors for 1997       190,203,448   1,117,328     1,265,980

     There were no broker non-votes with respect to either item.

Item 5.  Other Information

     Certain information reported under Enterprise's and PSE&G's 1996 Annual Report to the SEC is updated below. References are to the related pages of the Form 10-K as printed and distributed.

Nuclear Operations

     Form 10-K, Page 9

     In 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions. PSE&G (Hope Creek) and PECO (Peach Bottom) participated in a GE BWR Owners' Group to evaluate this issue and develop long-term corrective actions. During its 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek was initially placed in the lowest susceptibility category under these guidelines. Due to Hope Creek's operating time, it now falls into the intermediate susceptibility category. Hope Creek will perform another shroud inspection during its next refueling outage in September 1997.

     Form 10-K, Page 10

     In a separate matter, as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options and requires that actions be completed by the end of the unit's first refueling outage after January 1, 1997. Alternative resolution options will be subject to NRC approval. PSE&G has responded to the NRC, indicating its intention to comply with the Bulletin. The Bulletin requires all BWRs to resolve this issue at their first refueling outage after January 1, 1997. Therefore, PSE&G will be installing large capacity passive strainers during Hope Creek's next refueling in September 1997. PECO has advised PSE&G that large capacity passive strainers will also be installed at Peach Bottom Units 2 and 3 during their next refueling outages in September 1997 and September 1998, respectively. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

     Form 10-K, Page 12

     As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2012 for Salem 1 and 2016 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. PECO has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Unit 2 and 2001 for Unit 3, prior to losing full core discharge reserve capability. PECO has also advised PSE&G that it is exploring the feasibility of constructing an on-site dry storage facility which would be operational in the year 2000 and designed to provide adequate storage capacity through 2014.


     Form 10-K, Page 16

     New Jersey Department of Environmental Protection (NJDEP) issued a final renewal permit for Hope Creek Station effective April 1, 1997.

Federal Regulation (Electric)

     Form 10-K, Page 2

     Federal Energy Regulatory Commission (FERC) Order No. 888 requires all public utilities owning, controlling or operating transmission lines to file nondiscriminatory open access tariffs that offer others the same wholesale transmission service utilities provide to themselves. On February 28, 1997, FERC issued an order accepting for filing nondiscriminatory pool-wide open access transmission tariffs for existing power pools. Transmission services covered by Order No. 888 include network and point-to-point services, as well as ancillary services and a pro forma tariff setting minimum terms and conditions of service for nondiscriminatory open access transmission service. Public utilities are required both to offer service to others under the pro forma tariff and to use the pro forma tariff for their own wholesale energy sales and purchases. This Order also provides public utilities with the opportunity to seek full recovery of prudently incurred, legitimate and verifiable stranded costs resulting from the transfer of open access wholesale transmission service customers to another supplier. To be eligible for recovery, stranded costs must be associated with wholesale requirement contracts signed before July 11, 1994. After that date, recovery must be specifically provided for in the contract. FERC has ruled that stranded costs should be recovered from a utility's departing wholesale customers. FERC has also stated that if costs are stranded by retail wheeling, utilities should first look to the states to recover those costs. FERC will become involved only if state regulators lack authority under state law to provide for stranded cost recovery.

     Numerous parties, including PSE&G, had filed requests seeking rehearing and clarification of various aspects of Order No. 888. On February 26, 1997, FERC responded to rehearing requests by reaffirming its findings in Order No. 888, making minor adjustments to ease implementation and providing clarifications to issues raised on rehearing.

Pennsylvania - New Jersey - Maryland Interconnection (PJM)

     Form 10-K, Page 6

     On April 1, 1997, PJM, as agent for the PJM transmission owners, began providing transmission service under the PJM Open Access Transmission Tariff. The PJM Open Access Transmission Tariff superseded all individual transmission open access tariffs of the PJM transmission owners. In the order, FERC directed PJM to use the PECO proposal for interim implementation due to unresolved questions regarding the other PJM companies' proposal on pricing. FERC had a technical conference on May 9, 1997 to facilitate the resolution of issues not fully addressed in the other PJM companies' proposal on congestion pricing. PSE&G cannot predict what actions, if any, FERC may take in this matter. With respect to the other tariff options contained in PJM's December 31, 1996 filing, FERC ordered implementation of the other PJM companies proposal. Action on interventions and requests for relief filed in response to the December 31, 1996 filing were deferred.

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

     12 Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (Enterprise).

     12(A)                 Computation of Ratios of Earnings to Fixed Charges
                           (PSE&G).

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Securities Dividend Requirements (PSE&G).

     27(A)                 Financial Data Schedule (Enterprise)

     27(B)                 Financial Data Schedule (PSE&G)

(b)  Reports on Form 8-K.

Registrant                          Date of Report            Item Reported

Enterprise and PSE&G                January 24, 1997          Item 5

Enterprise and PSE&G                January 29, 1997          Item 5
Item 5

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED



                                   SIGNATURES


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

Date:  May 15, 1997


                                                                                                                     EXHIBIT 12
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                            YEARS ENDED DECEMBER 31,                              March 31,
                                    ------------   ------------   ------------   -------------  -------------
                                       1992           1993           1994            1995           1996            1997
                                    ------------   ------------   ------------   -------------  ------------- ------------------
                                                                      (Thousands of Dollars)
Earnings as Defined in
  Regulation S-K:

Net Income (A)                          475,150        549,178        666,521         627,287       587,358             557,005
Federal Income Taxes (B)                238,270        296,223        320,218         348,324       297,277             302,717
Fixed Charges                           537,455        538,556        534,859         548,579       527,974             522,054
                                    ------------  -------------  -------------   -------------  ------------    ---------------
Earnings                              1,250,875      1,383,957      1,521,598       1,524,190     1,412,609           1,381,776
                                    ============   ============   ============   =============  ============    ===============


Fixed Charges as Defined in
  Regulation S-K (C):

Total Interest Expense (D)              481,116        470,585        462,189         464,207       453,111             447,144
Interest Factor in Rentals                9,591         11,090         12,120          11,956        11,490              11,404
Subsidiaries' Preferred Securities
  Dividend Requirements                     --             --           1,680          15,664        27,741              33,495
Preferred Stock Dividends                31,907         38,114         40,467          33,762        23,161              19,507
Adjustment to Preferred and
  Preference Stock Dividends to
  state on a pre-income tax basis        14,841         18,767         18,403         22,990         12,471              10,504
                                    ------------  -------------  -------------   -------------  -----------    ----------------
Total Fixed Charges                     537,455        538,556        534,859         548,579       527,974             522,054
                                    ============   ============   ============   =============  ===========    ================

Ratio of Earnings to Fixed Charges         2.33           2.57           2.84            2.78          2.68                2.65
                                    ============   ============   ============   =============  ============   ================

(A) Excludes 1993 cumulative effect of $5.4 million credit to income reflecting a change in income taxes.

(B)   Includes state income taxes and federal income taxes for other incomes.

(C)   Fixed Charges represent (a) interest, whether expensed or capitalized,
      (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, (d) Preferred Securities
      Dividend Requirements of subsidiaries, and (e) Preferred Stock Dividend Requirements, increased to reflect the pre-tax earnings requirement for Public Service Enterprise Group Incorporated.

(D) Excludes 1992 interest expense on decommissioning costs of $5,208. Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.

                                                                                                                 EXHIBIT 12 (A)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                                                                   12 Months
                                                                                                                     Ended
                                                           YEARS ENDED DECEMBER 31,                                 March 31,
                                    ------------  -------------  -------------   -------------  -------------
                                       1992           1993           1994            1995           1996             1997
                                    ------------  -------------  -------------   -------------  -------------   ----------------
                                                                      (Thousands of Dollars)
Earnings as Defined in
  Regulation S-K:

Net Income                              475,936        614,868        659,406        616,964         535,071            491,444
Federal Income Taxes (A)                223,782        307,414        301,447        325,737         267,619            275,412
Fixed Charges                           411,493        401,046        408,045        418,825         437,812            436,662
                                    ------------  -------------  -------------   -------------  -------------   ----------------
Earnings                              1,111,211      1,323,328      1,368,898      1,361,526       1,240,502          1,203,518
                                    ============  =============  =============   ============   =============   ================


Fixed Charges as Defined in
Regulation S-K (B)

Total Interest Expense (C)              401,902        389,956        395,925        406,869         398,581            391,763
Interest Factor in Rentals                9,591         11,090         12,120         11,956          11,490             11,404
Subsidiaries' Preferred Securities
  Dividend Requirements                      --             --             --             --          27,741             33,495
                                    ------------  -------------  -------------   -------------  -------------   ----------------
Total Fixed Charges                     411,493        401,046        408,045        418,825         437,812            436,662
                                    ============  =============  =============   ============   =============   ================

Ratio of Earnings to Fixed Charges         2.70           3.30           3.35           3.25            2.83               2.76
                                    ============  =============  =============   ============   =============   ================


(A)   Includes state income taxes and federal income taxes for other income.

(B) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) Preferred Securities Dividend Requirements of subsidiaries.

(C) Excludes 1992 interest expense on decommissioning costs of $5,208. Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.

                                                                                                                 EXHIBIT 12 (B)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                             YEARS ENDED DECEMBER 31,                             March 31,
                                    ------------  -------------  -------------   -------------  -------------
                                       1992           1993           1994            1995           1996             1997
                                    ------------  -------------  -------------   -------------  -------------  -----------------
                                                                      (Thousands of Dollars)
Earnings as Defined in
  Regulation S-K:

Net Income                              475,936        614,868        659,406         616,964        535,071            491,444
Federal Income Taxes (A)                223,782        307,414        301,447         325,737        267,619            275,412
Fixed Charges                           411,493        401,046        408,045         418,825        437,812            436,662
                                    ------------  -------------  -------------   -------------  -------------   ----------------
Earnings                              1,111,211      1,323,328      1,368,898       1,361,526      1,240,502          1,203,518
                                    ============  =============  =============   =============  =============  =================

Fixed Charges as Defined in
  Regulation S-K (B):

Total Interest Expense (C)              401,902        389,956        395,925         406,869        398,581            391,763
Interest Factor in Rentals                9,591         11,090         12,120          11,956         11,490             11,404
Subsidiaries' Preferred Securities
  Dividend Requirements                      --             --             --              --         27,741             33,495
Preferred Stock Dividends                31,907         38,114         42,147          49,426         23,161             19,507
Adjustment to Preferred and
  Preference Stock Dividends to
  state on a pre-income tax basis        14,768         18,843         18,763          23,428         12,043             10,504
                                    ------------  -------------  -------------   -------------  -------------   ----------------
Total Fixed Charges                     458,168        458,003        468,955         491,679        473,016            466,673
                                    ============  =============  =============   =============  =============  =================

Ratio of Earnings to Fixed Charges         2.43           2.89           2.92            2.77           2.62               2.58
                                    ============  =============  =============   =============  =============  =================


(A)  Includes state income taxes and federal income taxes for other income.

(B)  Fixed Charges represent (a) interest, whether expensed or capitalized,
     (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, (d) Preferred Securities
     Dividend  Requirements  of  subsidiaries,   and  (e)  Preferred  Stock
     Dividend   Requirements increased   to  reflect  the  pre-tax  earnings
     requirement for Public Service Electric and Gas Company.

(C)  Excludes  1992  interest  expense  on  decommissioning   costs  of  $5,208.
     Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.