Form 10-Q
period 1997-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1997-08-14
CIK 788784, 81033

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

                  For the quarterly period ended June 30, 1997

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

                     Class: Common Stock, without par value
                   Outstanding at July 31, 1997: 231,957,608

As of July 31, 1997, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Public Service Enterprise Group Incorporated (Enterprise):

       Consolidated Statements of Income for the Three and Six
       Months Ended June 30, 1997 and 1996...................................

       Consolidated Balance Sheets as of June 30, 1997
       and December 31, 1996.................................................

       Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 1997 and 1996...................................

       Consolidated Statements of Retained Earnings for the Three and Six
       Months Ended June 30, 1997 and 1996...................................

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three and Six
       Months Ended June 30, 1997 and 1996...................................

       Consolidated Balance Sheets as of June 30, 1997
       and December 31, 1996.................................................

       Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 1997 and 1996...................................

       Consolidated Statements of Retained Earnings for the Three and Six
       Months Ended June 30, 1997 and 1996...................................

     Notes to Consolidated Financial Statements - Enterprise.................

     Notes to Consolidated Financial Statements - PSE&G......................

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
     Enterprise..............................................................
     PSE&G  .................................................................


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................

   Item 5.  Other Information................................................

   Item 6.  Exhibits and Reports on Form 8-K.................................

   Signatures - Public Service Enterprise Group Incorporated.................

   Signatures - Public Service Electric and Gas Company......................


                                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                     CONSOLIDATED STATEMENTS OF INCOME
                               (Thousands of Dollars, except per share data)
                                               (Unaudited)


                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,
                                                                   --------------------------------  -------------------------------
                                                                         1997            1996             1997             1996
                                                                   ---------------  ---------------  --------------   --------------
OPERATING REVENUES
   Electric                                                        $      946,006   $      989,145   $   1,906,463    $   1,948,581
   Gas                                                                    324,179          297,674       1,058,039        1,094,590
   Nonutility Activities                                                   52,719           50,255          90,954           92,251
                                                                   ---------------  ---------------  --------------   --------------
               Total Operating Revenues                                 1,322,904        1,337,074       3,055,456        3,135,422
                                                                   ---------------  ---------------  --------------   --------------
OPERATING EXPENSES
   Operation:
      Fuel for Electric Generation and Interchanged Power                 242,776          215,972         491,128          432,047
      Gas Purchased                                                       179,555          186,504         601,388          643,236
      Other                                                               267,792          250,223         517,132          507,084
   Maintenance                                                             70,118           87,240         127,671          182,656
   Depreciation and Amortization                                          155,084          151,555         305,423          303,901
   Taxes:
      Federal Income Taxes                                                 49,595           56,092         152,579          154,194
      New Jersey Gross Receipts Taxes                                     117,077          130,979         289,123          319,415
      Other                                                                21,557           20,944          42,478           45,886
                                                                   ---------------  ---------------   -------------   --------------
               Total Operating Expenses                                 1,103,554        1,099,509       2,526,922        2,588,419
                                                                   ---------------  ---------------   -------------   --------------
OPERATING INCOME                                                          219,350          237,565         528,534          547,003
OTHER INCOME AND DEDUCTIONS
    Settlement of Salem Litigation - Net of Applicable
      Taxes of  $28,700                                                         -                -         (53,300)               -
    Other - net                                                             1,902           (1,273)          4,204           (2,046)
                                                                   ---------------  ---------------  --------------   --------------
               Total Other Income and Deductions                            1,902           (1,273)        (49,096)          (2,046)
                                                                   ---------------  ---------------  --------------   --------------
INCOME BEFORE INTEREST CHARGES AND DIVIDENDS
  ON PREFERRED SECURITIES                                                 221,252          236,292         479,438          544,957
                                                                   ---------------  ---------------  --------------   --------------
INTEREST EXPENSE AND PREFERRED DIVIDENDS
   Interest Expense                                                       116,828          111,044         226,377          226,561
   Allowance for Funds Used During Construction - Debt and
     Capitalized Interest                                                  (4,300)          (3,921)         (9,846)          (8,468)
   Preferred Securities Dividend Requirements                              14,430           12,228          28,722           24,469
   Net Loss (Gain) on Preferred Stock Redemptions                           2,795          (18,493)          3,172          (18,493)
                                                                   ---------------  ---------------  --------------   --------------
               Total Interest Expense and Preferred Dividends             129,753          100,858         248,425          224,069
                                                                   ---------------  ---------------  --------------   --------------
INCOME FROM CONTINUING OPERATIONS                                          91,499          135,434         231,013          320,888
Discontinued Operations - Net of Taxes (Note 5)                                 -             (896)              -            7,754
                                                                   ---------------  ---------------  --------------   --------------
NET INCOME                                                         $       91,499   $      134,538   $     231,013    $     328,642
                                                                   ===============  ===============  ==============   ==============

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                            231,957,608      244,697,930     232,014,291      244,697,930
EARNINGS PER AVERAGE SHARE
   Income From Continuing Operations                                        $0.39            $0.55           $0.99            $1.31
   Income From Discontinued Operations                                          -                -               -             0.03
                                                                   ---------------  ---------------  --------------   --------------
TOTAL EARNINGS PER AVERAGE SHARE                                            $0.39            $0.55           $0.99            $1.34
                                                                   ===============  ===============  ==============   ==============

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                    $0.54            $0.54           $1.08            $1.08

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Thousands of Dollars)


                                                                                          (Unaudited)
                                                                                            June 30,           December 31,
                                                                                             1997                 1996
                                                                                          -----------          ------------
UTILITY PLANT - Original cost
   Electric                                                                               $13,548,730          $13,314,033
   Gas                                                                                      2,625,772            2,555,901
   Common                                                                                     547,564              530,185
                                                                                          -----------          -----------
        Total                                                                              16,722,066           16,400,119
   Less: Accumulated depreciation and amortization                                          6,158,905            5,889,098
                                                                                          -----------          -----------
        Net                                                                                10,563,161           10,511,021
   Nuclear Fuel in Service, net of accumulated amortization -
      1997, $293,330; 1996, $259,384                                                          165,327              198,845
                                                                                          -----------          -----------
        Net Utility Plant in Service                                                       10,728,488           10,709,866
   Construction Work in Progress, including Nuclear Fuel in
     Process - 1997, $108,008; 1996, $70,455                                                  347,659              445,321
   Plant Held for Future Use                                                                   23,966               23,966
                                                                                          -----------          -----------
        Net Utility Plant                                                                  11,100,113           11,179,153
                                                                                          -----------          -----------
 INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1997, $16,728; 1996, $12,679, and net of valuation allowances - 1997, $16,057; 1996,
     $16,969                                                                                2,257,665            1,854,304
  Nuclear Decommissioning and Other Special Funds                                             432,350              382,348
  Other Noncurrent Assets                                                                     154,867              115,332
                                                                                          -----------          -----------
        Total Investments and Other Noncurrent Assets                                       2,844,882            2,351,984
                                                                                          ------------         -----------
 CURRENT ASSETS
   Cash and Cash Equivalents                                                                   53,746              278,903
   Accounts Receivable:
     Customer Accounts Receivable                                                             456,913              499,858
     Other Accounts Receivable                                                                214,270              241,483
     Less: Allowance for Doubtful Accounts                                                     37,284               42,283
   Unbilled Revenues                                                                          172,050              248,504
   Fuel, at average cost                                                                      224,724              313,019
   Materials and Supplies, at average cost, net of inventory valuation
     reserves - 1997 and 1996, $16,100                                                        147,407              147,757
   Prepaid Gross Receipts Taxes - net                                                         301,481                    -
   Miscellaneous Current Assets                                                                67,917               57,186
                                                                                          -----------          -----------
        Total Current Assets                                                                1,601,224            1,744,427
                                                                                          -----------          -----------
 DEFERRED DEBITS
   Property Abandonments - net                                                                 45,024               52,573
   Oil and Gas Property Write-Down                                                             28,347               30,924
   Unamortized Debt Expense                                                                   132,601              139,067
   Deferred OPEB Costs                                                                        306,759              226,171
   Unrecovered Environmental Costs                                                            126,184              125,900
   Unrecovered Plant and Regulatory Study Costs                                                33,229               33,941
   Underrecovered Electric Energy and Gas Costs - net                                         160,824              176,055
   Unrecovered SFAS 109 Deferred Income Taxes                                                 740,627              751,763
   Decontamination and Decommissioning Costs                                                   46,643               46,643
   Other                                                                                       81,023               56,730
                                                                                          -----------          -----------
        Total Deferred Debits                                                               1,701,261            1,639,767
                                                                                          -----------          -----------
 Total                                                                                    $17,247,480          $16,915,331
                                                                                          ===========          ===========

 See Notes to Consolidated Financial Statements.


                                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                         CAPITALIZATION AND LIABILITIES
                                             (Thousands of Dollars)


                                                                                        (Unaudited)
                                                                                          June 30,     December 31,
                                                                                            1997           1996
                                                                                         -----------   -----------
CAPITALIZATION
  Common Equity:
    Common Stock                                                                         $ 3,603,300   $ 3,626,792
    Retained Earnings                                                                      1,544,421     1,586,256
                                                                                         -----------   -----------
       Total Common Equity                                                                 5,147,721     5,213,048
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                                              94,523       113,392
    Preferred Stock With Mandatory Redemption                                                 75,000       150,000
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                               210,000       210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                                303,000       208,000
  Long-Term Debt                                                                           4,713,494     4,580,231
                                                                                         -----------   -----------
       Total Capitalization                                                               10,543,738    10,474,671
                                                                                         -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                                   46,643        46,643
  Environmental Costs                                                                         82,797        85,755
  Capital Lease Obligations                                                                   51,969        52,371
                                                                                         -----------   -----------
       Total Other Long-Term Liabilities                                                     181,409       184,769
                                                                                         -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                         532,359       547,981
  Commercial Paper and Loans                                                                 990,991       638,051
  Accounts Payable                                                                           593,191       697,304
  Other                                                                                      276,906       388,418
                                                                                         -----------   -----------
       Total Current Liabilities                                                           2,393,447     2,271,754
                                                                                         -----------   -----------
DEFERRED CREDITS
  Deferred Income Taxes                                                                    3,306,857     3,250,343
  Deferred Investment Tax Credits                                                            352,155       361,786
  Deferred OPEB Costs                                                                        306,759       226,171
  Other                                                                                      163,115       145,837
                                                                                         -----------   -----------
       Total Deferred Credits                                                              4,128,886     3,984,137
                                                                                         -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                                   --            --
                                                                                         -----------   -----------
Total                                                                                    $17,247,480   $16,915,331
                                                                                         ===========   ===========

See Notes to Consolidated Financial Statements.


                         PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands of Dollars)
                                          (Unaudited)



                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      1997         1996
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 231,013    $ 328,642
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                    305,423      303,901
    Amortization of Nuclear Fuel                                      33,947       26,277
    Recovery (deferral) of Electric Energy and Gas Costs - net        15,231      (36,344)
    Unrealized Gains on Investments - net                             (6,653)      (1,985)
    Provision for Deferred Income Taxes - net                          4,467       44,430
    Investment Tax Credits - net                                      (9,393)      (9,021)
    Allowance for Funds Used During Construction - Debt and
      Capitalized Interest                                            (9,846)      (8,468)
    Proceeds from Leasing Activities                                  46,755       35,818
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues       141,613      147,076
     Net decrease in Inventory - Fuel and Materials and Supplies      88,645       59,731
     Net decrease in Accounts Payable                               (104,113)     (49,550)
     Net change in Prepaid / Other Accrued Taxes                    (313,597)    (294,823)
     Net change in Other Current Assets and Liabilities             (110,127)     (33,056)
    Other                                                            (14,366)       4,349
    Net cash provided by operating activities - Discontinued
      Operations                                                        --         61,377
                                                                   ---------    ---------
       Net cash provided by operating activities                     298,999      578,354
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                        (229,327)    (218,426)
  Net increase in Long-Term Investments and Real Estate             (384,847)      (8,320)
  Contribution to Decommissioning Funds and Other Special Funds      (27,655)     (13,444)
  Cost of Plant Removal - net                                        (16,241)     (13,827)
  Other                                                              (40,119)      (2,547)
  Change in Net Assets - Discontinued Operations                        --        (23,947)
                                                                   ---------    ---------
       Net cash used in investing activities                        (698,189)    (280,511)
                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase  in Short-Term Debt                                   352,940      169,613
  Issuance of Long-Term Debt                                         475,754      368,324
  Redemption of Long-Term Debt                                      (358,113)    (529,967)
  Long-Term Debt Issuance and Redemption Costs                        (1,339)     (38,618)
  Redemption of Preferred Stock                                      (93,869)    (211,602)
  Issuance of Preferred Securities of Subsidiaries                    95,000      208,000
  Retirement of Common Stock                                         (42,588)        --
  Cash Dividends Paid on Common Stock                               (250,514)    (264,274)
  Preferred Securities Issuance Expenses                              (3,238)      (6,508)
                                                                   ---------    ---------
       Net cash provided by (used in) financing activities           174,033     (305,032)
                                                                   ---------    ---------
Net decrease in Cash and Cash Equivalents                           (225,157)      (7,189)
Cash and Cash Equivalents at Beginning of Period                     278,903       61,964
                                                                   ---------    ---------
Cash and Cash Equivalents at End of Period                         $  53,746    $  54,775
                                                                   =========    =========

Income Taxes Paid                                                  $  83,686    $  83,900
Interest Paid                                                      $ 186,571    $ 271,785

See Notes to Consolidated Financial Statements.


                                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                              (Thousands of Dollars)
                                                    (Unaudited)


                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        --------------------------- -------------------------
                                                           1997         1996            1997         1996
                                                        ----------   ----------     ----------   ----------
Balance at Beginning of Period                          $1,578,256   $1,698,939     $1,586,256   $1,636,971
Add:
  Net Income                                                91,499      134,538        231,013      328,642
                                                        ----------   ----------     ----------   ----------

       Total                                             1,669,755    1,833,477      1,817,269    1,965,613
                                                        ----------   ----------     ----------   ----------

Deduct:
  Cash Dividends on Common Stock                           125,257      132,136        250,514      264,274
  Retirement of Common Stock                                  --           --           19,096         --
  Preferred Securities Issuance Expenses                        77        6,510          3,238        6,508
                                                        ----------   ----------     ----------   ----------

       Total Deductions                                    125,334      138,646        272,848      270,782
                                                        ----------   ----------     ----------   ----------

Balance at End of Period                                $1,544,421   $1,694,831     $1,544,421   $1,694,831
                                                        ==========   ==========     ==========   ==========


See Notes to Consolidated Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]


                           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                                   (Thousands of Dollars)
                                         (Unaudited)


                                                             Three Months Ended                Six Months Ended
                                                                   June 30,                        June 30,
                                                          --------------------------    --------------------------
                                                                1997          1996           1997          1996
                                                          ------------  ------------    ------------  ------------
OPERATING REVENUES
   Electric                                               $    946,006  $    989,145    $ 1,906,463   $ 1,948,581
   Gas                                                         324,179       297,674      1,058,039     1,094,590
                                                          ------------  ------------    -----------   -----------
               Total Operating Revenues                      1,270,185     1,286,819      2,964,502     3,043,171
                                                          ------------  ------------    -----------   -----------
OPERATING EXPENSES
   Operation:
      Fuel for Electric Generation and Interchanged Power      242,776       215,972        491,128       432,047
      Gas Purchased                                            179,555       186,504        601,388       643,236
      Other                                                    246,175       235,410        477,838       478,300
   Maintenance                                                  70,118        87,240        127,671       182,656
   Depreciation and Amortization                               154,049       150,869        303,208       302,302
   Taxes:
      Federal Income Taxes                                      45,568        48,984        147,475       143,614
      New Jersey Gross Receipts Taxes                          117,077       130,979        289,123       319,415
      Other                                                     19,838        19,230         39,523        42,817
                                                          ------------  ------------    ------------   -----------
               Total Operating Expenses                      1,075,156     1,075,188      2,477,354     2,544,387
                                                          ------------  ------------    ------------   -----------

OPERATING INCOME                                               195,029       211,631        487,148       498,784

OTHER INCOME AND DEDUCTIONS
    Settlement of Salem Litigation - Net of Applicable
      Taxes of  $28,700                                              -             -        (53,300)            -
    Other - net                                                  1,905        (1,279)         4,201        (2,057)
                                                          ------------  ------------    ------------   ------------
               Total Other Income and Deductions                 1,905        (1,279)       (49,099)       (2,057)
                                                          ------------  ------------    ------------   ------------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES                            196,934       210,352        438,049       496,727
                                                          ------------  ------------    ------------   -----------

INTEREST EXPENSE AND PREFERRED SECURITIES
  DIVIDENDS
     Interest Expense                                          101,328       100,291        196,811       202,592
     Allowance for Funds Used During Construction - Debt        (2,855)       (3,471)        (7,666)       (7,762)
     Preferred Securities Dividend Requirement
       of Subsidiaries                                          11,131         4,765         21,551         9,480
                                                          ------------  ------------    ------------   -----------
        Total Interest Expense and Preferred Securities
         Dividends                                             109,604       101,585        210,696       204,310
                                                          ------------  ------------    ------------   -----------
NET INCOME                                                      87,330       108,767        227,353       292,417
Preferred Stock Dividend Requirements                            3,299         7,463          7,171        14,989
Net Loss (Gain) on Preferred Stock Redemptions                   2,795       (18,493)         3,172       (18,493)
                                                          ------------  ------------    ------------   -----------
EARNINGS AVAILABLE TO PUBLIC SERVICE
   ENTERPRISE GROUP INCORPORATED                          $     81,236  $    119,797    $   217,010    $  295,921
                                                          ============  ============    ===========    ===========

See Notes to Consolidated Financial Statements.


                                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                          CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                              (Thousands of Dollars)

                                                                                       (Unaudited)
                                                                                         June 30,    December 31,
                                                                                           1997          1996
                                                                                       -----------   -----------
UTILITY PLANT - Original cost
  Electric                                                                             $13,548,730   $13,314,033
  Gas                                                                                    2,625,772     2,555,901
  Common                                                                                   547,564       530,185
                                                                                       -----------   -----------
       Total                                                                            16,722,066    16,400,119
  Less: Accumulated depreciation and amortization                                        6,158,905     5,889,098
                                                                                       -----------   -----------
       Net                                                                              10,563,161    10,511,021
  Nuclear Fuel in Service, net of accumulated amortization -
    1997, $293,330; 1996, $259,384                                                         165,327       198,845
                                                                                       -----------   -----------
       Net Utility Plant in Service                                                     10,728,488    10,709,866
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1997, $108,008; 1996, $70,455                                                347,659       445,321
  Plant Held for Future Use                                                                 23,966        23,966
                                                                                       -----------   -----------
       Net Utility Plant                                                                11,100,113    11,179,153
                                                                                       -----------   -----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1997, $16,728; 1996, $12,679,
    and net of valuation allowances - 1997, $14,057; 1996, $13,969                         133,699       133,342
  Nuclear Decommissioning and Other Special Funds                                          432,350       382,348
  Other Plant, net of accumulated depreciation and
    amortization - 1997, $1,176; 1996, $1,171                                               19,153        19,157
                                                                                       -----------   -----------
       Total Investments and Other Noncurrent Assets                                       585,202       534,847
                                                                                       -----------   -----------
CURRENT ASSETS
  Cash and Cash Equivalents                                                                 19,420        47,639
  Accounts Receivable:
    Customer Accounts Receivable                                                           456,913       499,858
    Other Accounts Receivable                                                              132,805       175,009
    Less: Allowance for Doubtful Accounts                                                   37,284        42,283
  Accounts Receivable - Associated Companies - net                                            --           4,308
  Unbilled Revenues                                                                        172,050       248,504
  Fuel, at average cost                                                                    224,724       313,019
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1997 and 1996, $16,100                                            147,407       147,757
  Prepaid Gross Receipts and Franchise Taxes                                               301,481          --
  Miscellaneous Current Assets                                                              65,421        53,619
                                                                                       -----------   -----------
       Total Current Assets                                                              1,482,937     1,447,430
                                                                                       -----------   -----------
DEFERRED DEBITS
  Property Abandonments - net                                                               45,024        52,573
  Oil and Gas Property Write-Down                                                           28,347        30,924
  Unamortized Debt Expense                                                                 131,489       137,606
  Deferred OPEB Costs                                                                      306,759       226,171
  Unrecovered Environmental Costs                                                          126,184       125,900
  Unrecovered Plant and Regulatory Study Costs                                              33,229        33,941
  Underrecovered Electric Energy and Gas Costs - net                                       160,824       176,055
  Unrecovered SFAS 109 Deferred Income Taxes                                               740,627       751,763
  Decontamination and Decommissioning Costs                                                 46,643        46,643
  Other                                                                                     79,868        56,348
                                                                                       -----------   -----------
       Total Deferred Debits                                                             1,698,994     1,637,924
                                                                                       -----------   -----------
Total                                                                                  $14,867,246   $14,799,354
                                                                                       ===========   ===========

See Notes to Consolidated Financial Statements.


                                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                      CAPITALIZATION AND LIABILITIES
                                           (Thousands of Dollars)

                                                                                     (Unaudited)
                                                                                       June 30,    December 31,
                                                                                         1997          1996
                                                                                     -----------   -----------
CAPITALIZATION
   Common Equity:
    Common Stock                                                                     $ 2,563,003   $ 2,563,003
    Contributed Capital from Enterprise                                                  594,395       594,395
    Retained Earnings                                                                  1,326,675     1,365,003
                                                                                     -----------   -----------
       Total Common Equity                                                             4,484,073     4,522,401
  Preferred Stock Without Mandatory Redemption                                            94,523       113,392
  Preferred Stock  With Mandatory Redemption                                              75,000       150,000
  Subsidiaries' Preferred Securities:
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                           210,000       210,000
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                            303,000       208,000
  Long-Term Debt                                                                       4,141,444     4,107,331
                                                                                     -----------   -----------
       Total Capitalization                                                            9,308,040     9,311,124
                                                                                     -----------   -----------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                               46,643        46,643
  Environmental Costs                                                                     82,797        85,755
  Capital Lease Obligations                                                               51,969        52,371
                                                                                     -----------   -----------
       Total Other Long-Term Liabilities                                                 181,409       184,769
                                                                                     -----------   -----------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                     391,862       423,500
  Commercial Paper and Loans                                                             861,991       638,051
  Accounts Payable                                                                       540,523       627,023
  Accounts Payable - Associated Companies - net                                              651          --
  Other                                                                                  250,745       341,742
                                                                                     -----------   -----------
       Total Current Liabilities                                                       2,045,772     2,030,316
                                                                                     -----------   -----------
DEFERRED CREDITS
  Deferred Income Taxes                                                                2,532,277     2,557,587
  Deferred Investment Tax Credits                                                        342,253       351,637
  Deferred OPEB Costs                                                                    306,759       226,171
  Other                                                                                  150,736       137,750
                                                                                     -----------   -----------
       Total Deferred Credits                                                          3,332,025     3,273,145
                                                                                     -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                             --            --
                                                                                     -----------   -----------
Total                                                                                $14,867,246   $14,799,354
                                                                                     ===========   ===========

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                                  Six Months Ended June 30,
                                                                                          -----------------------------------
                                                                                               1997                   1996
                                                                                          -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $227,353               $292,417
  Adjustments to reconcile net income to net cash flows from
   Operating activities:
    Depreciation and Amortization                                                             303,208                302,302
    Amortization of Nuclear Fuel                                                               33,947                 26,277
    Recovery (deferral) of Electric Energy and Gas Costs - net                                 15,231                (36,344)
    Provision for Deferred Income Taxes - net                                                 (14,174)                29,609
    Investment Tax Credits - net                                                               (9,384)                (9,486)
    Allowance for Funds Used During Construction - Debt                                        (7,666)                (7,762)
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues                                160,912                146,124
     Net decrease in Inventory - Fuel and Materials and Supplies                               88,645                 59,731
     Net decrease in Accounts Payable                                                         (85,849)               (73,157)
     Net change in Prepaid / Other Accrued Taxes                                             (301,407)              (279,499)
     Net change in Other Current Assets and Liabilities                                      (102,873)               (12,712)
    Other                                                                                     (19,050)                 6,606
                                                                                          -----------             ----------
       Net cash provided by operating activities                                              288,893                444,106
                                                                                          -----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                                 (229,327)              (218,426)
  Net increase in Long-Term Investments                                                        (4,419)               (32,377)
  Contribution to Decommissioning Funds and Other Special Funds                               (27,655)               (13,444)
  Cost of Plant Removal - net                                                                 (16,241)               (13,827)
  Other                                                                                             4                    (92)
                                                                                          -----------             ----------
       Net cash used in investing activities                                                 (277,638)              (278,166)
                                                                                          -----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in Short-Term Debt                                                             223,940                169,613
  Issuance of Long-Term Debt                                                                  278,720                368,324
  Redemption of Long-Term Debt                                                               (276,245)              (414,010)
  Long-Term Debt Issuance and Redemption Costs                                                 (1,339)               (38,573)
  Redemption of Preferred Stock                                                               (93,869)              (211,602)
  Net (Loss) Gain on Preferred Stock Redemptions                                               (3,172)                18,493
  Issuance of Preferred Securities of Subsidiaries                                             95,000                208,000
  Cash Dividends Paid                                                                        (259,271)              (271,389)
  Other                                                                                        (3,238)                (6,509)
                                                                                          -----------             ----------
       Net cash used in financing activities                                                  (39,474)              (177,653)
                                                                                          -----------             ----------
Net decrease in Cash and Cash Equivalents                                                     (28,219)               (11,713)
Cash and Cash Equivalents at Beginning of Period                                               47,639                 32,373
                                                                                          -----------             ----------
Cash and Cash Equivalents at End of Period                                                    $19,420                $20,660
                                                                                          ===========             ==========

Income Taxes Paid                                                                            $136,599               $142,751
Interest Paid                                                                                $160,941               $214,403

See Notes to Consolidated Financial Statements.

                              PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (Thousands of Dollars)
                                             (Unaudited)

                                                               Three Months Ended June 30,  Six Months Ended June 30,
                                                               -------------------------    -------------------------
                                                                   1997          1996           1997          1996
                                                               -----------   -----------    -----------   -----------
Balance at Beginning of Period                                 $ 1,370,816   $ 1,411,839    $ 1,365,003   $ 1,365,915
Add:
  Net Income                                                        87,330       108,767        227,353       292,417
                                                               -----------   -----------    -----------   -----------

       Total                                                     1,458,146     1,520,606      1,592,356     1,658,332
                                                               -----------   -----------    -----------   -----------

Deduct:
  Cash Dividends on Common Stock                                   125,300       126,200        252,100       256,400
  Preferred Stock, at required rates                                 3,299         7,463          7,171        14,989
  Preferred Securities Issuance Expenses                                77         6,509          3,238         6,509
                                                               -----------   -----------    -----------   -----------

       Total Deductions                                            128,676       140,172        262,509       277,898
                                                               -----------   -----------    -----------   -----------

Net Loss (Gain) on Preferred Stock Redemptions                       2,795       (18,493)         3,172       (18,493)
                                                               -----------   -----------    -----------   -----------

Balance at End of Period                                       $ 1,326,675   $ 1,398,927    $ 1,326,675   $ 1,398,927
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

Note 2.  Rate Matters

     Interim Competition Transition Charge (ICTC)

     On April 24, 1997, the New Jersey Board of Public Utilities (BPU) issued a generic order to investigate the policy issues related to whether customers who cease to receive electric service from a utility and go to on-site generation should be charged an exit fee. As a result, PSE&G's petition and the motions concerning PSE&G's September 1996 ICTC filing to address this situation has been placed in abeyance pending the conclusion of the generic proceeding. PSE&G and other interested parties presented testimony at the public hearing held by the BPU under the generic proceeding on June 19, 1997. The matter continues to be reviewed by the BPU within the New Jersey Energy Master Plan proceeding. PSE&G cannot predict the outcome of this proceeding.

     Demand Side Adjustment Factor (DSAF)

     On February 24, 1997, PSE&G filed a motion with the BPU requesting a $151 million increase for its DSAF to reflect increases in the costs associated with PSE&G's Demand Side Management (DSM) Programs. The increase was requested to become effective on May 1, 1997 and continue through December 31, 1998. On March 26, 1997, this matter was transferred to the Office of Administrative Law (OAL) for hearing. A hearing has been scheduled before the OAL beginning on September 17, 1997. PSE&G cannot predict the outcome of this proceeding.

     Remediation Adjustment Charge (RAC)

     On July 30, 1997, the BPU approved the recovery of remediation program costs incurred during the period August 1, 1995 through July 31, 1996 on a final basis. Also on this date, PSE&G filed a motion with the BPU requesting an increase of $6.8 million in its RAC in order to recover remediation costs incurred during the period August 1, 1996 through July 31, 1997. PSE&G cannot predict the outcome of this proceeding.

     Postretirement Benefits Other Than Pensions (OPEB)

     On July 8, 1997, PSE&G filed its Phase II Petition with the BPU to resolve the regulatory and rate issues associated with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). The petition requests the BPU to recognize that current base rates are sufficient to recover PSE&G's accrued and deferred OPEB costs. This petition was in response to a January 8, 1997 BPU Order which adopted a Stipulation of the parties for determining accrual rate recognition under one of the rate mechanisms established in the BPU's Generic Proceeding, initiated on August 1, 1996. PSE&G cannot predict the outcome of this proceeding.

     New Jersey Gross Receipts and Franchise Tax (NJGRT)

     Legislation was approved and will become effective on January 1, 1998 which repeals the NJGRT collected by utilities from their customers and replaces it with a combination of corporate business tax, state sales and use tax and a transitional tax assessment which will be phased out over five years. The new tax structure is expected to improve the competitive position of PSE&G vis-a-vis non-utility energy providers in New Jersey who are currently not subject to NJGRT.

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

     PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 such sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of at least $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to Enterprise and PSE&G's financial condition, results of operations and net cash flows (see Rate Matters).

Note 4.  Financial Instruments and Risk Management


     Enterprise's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign exchange rates and security prices of investments. Enterprise's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent practices.

     Natural Gas Hedging

     Through June 30, 1997, Energis Resources Incorporated (Energis Resources) entered into futures contracts to buy an aggregate of 7,280,000 mmbtu of natural gas at an average price of $2.13 per mmbtu related to fixed-price sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 89% of its fixed-price sales commitments at June 30, 1997. Energis Resources had a deferred unrealized hedge gain of $0.9 million at June 30, 1997.

     Interest Rate Swap

     CEA Americas Operating Company (CEA-AOC), an indirect 90% owned subsidiary of Community Energy Alternatives Incorporated (CEA), entered into an interest rate borrowing on June 2, 1997 to swap floating rate borrowings into fixed rate borrowings. The interest differential to be received or paid under the interest rate swap agreement is accrued over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap terminates on May 28, 1999.

     The notional amount and interest rates are as follows:

Pay-fixed swap
      Notional amount                                  $43,522,000
      Pay rate                                               6.65%
      Average receive rate                                   5.69%
      June 30, 1997 receive rate                             5.69%
      Receive rate index:  Libor

Note 5.  Discontinued Operations

     Prior year operating results of Energy Development Corporation (EDC) are summarized below:

                                   Three Months Ended        Six Months Ended
                                      June 30, 1996           June 30, 1996
                                 ----------------------   ----------------------

                                 (Thousands of Dollars)   (Thousands of Dollars)
Revenues                               $ 58,914                 $126,259
Operating income                          4,163                   22,457
Earnings before income taxes             (3,638)                   9,062
Income taxes                             (2,742)                   1,308
Net income                                 (896)                   7,754



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

Results of Operations

     Earnings per share of Enterprise common stock for the quarter and six months ended June 30, 1997 were $0.39 and $0.99, respectively, down 29% and 26% compared to the same periods in 1996.

     Earnings per share for the quarter and six months ended June 30, 1997 decreased primarily due to lower electric and gas sales by Public Service Electric and Gas Company (PSE&G) resulting from considerably cooler weather in May and June 1997, as well as milder winter weather during 1997, the settlement of a lawsuit filed by two of the co-owners of the Salem Nuclear Generating Station (Salem), higher administrative costs attributable to legal fees associated with the settlement and a gain in the second quarter of 1996 from the repurchase of a portion of PSE&G's outstanding cumulative preferred stock at discounts to par. These decreases were partially offset by lower 1997 operations and maintenance expenses at Hope Creek Nuclear Generating Station (Hope Creek) and Salem.

     Enterprise Diversified Holdings Incorporated's (EDHI) contribution to earnings decreased for the quarter and six months ended June 30, 1997 primarily due to lower Public Service Resources Corporation (PSRC) earnings in 1997 as a result of leveraged buy-out fund gains realized in 1996 and higher operating expenses of Energis Resources Incorporated (Energis Resources).

PSE&G - Revenues

     Electric

                                Increase (Decrease)       Increase (Decrease)
                               --------------------      ---------------------
                                Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
                                 1997 vs. 1996               1997 vs. 1996
                               --------------------      -----------------------
                               (Millions of Dollars)     (Millions of Dollars)
Kilowatt-hour revenues              $  (62)                   $   (84)
Recovery of energy costs                30                         61
Non-margin revenues (A)                 (8)                       (17)
Other operating revenues                (3)                        (2)
                               --------------------      -----------------------
      Total Electric Revenues       $  (43)                   $   (42)
                               =====================     ======================

     Revenues decreased $43 million or 4.4% and $42 million or 2.2% for the quarter and six months ended June 30, 1997, respectively, from comparable periods in 1996. These decreases were primarily due to cooler spring and summer weather in 1997, and a change in estimates of unbilled revenue as a result of refinements to PSE&G's methodology, partially offset by increased energy sales to other utilities and to wholesale customers.

     Gas

                                Increase (Decrease)       Increase (Decrease)
                               --------------------      ---------------------
                                Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
                                 1997 vs. 1996               1997 vs. 1996
                               --------------------      ---------------------
                               (Millions of Dollars)     (Millions of Dollars)
Therm revenues                      $   40                    $   27
Recovery of fuel costs                  (5)                      (36)
Non-margin revenues (A)                 (9)                      (26)
Other operating revenues                 1                        (2)
                               ---------------------      ---------------------
       Total Gas Revenues           $   27                    $  (37)
                               =====================     =====================

     Revenues increased $27 million or 8.9% for the quarter ended June 30, 1997 over the comparable period of 1996 primarily due to cooler weather in May and June of 1997 and a change in estimates of unbilled revenue as a result of refinements to PSE&G's methodology. Revenues decreased $37 million or 3.3% for the six months ended June 30, 1997 over the comparable period of 1996 primarily due to a lower recovery of fuel costs and mild winter weather in 1997.

     (A) Non-margin revenues primarily reflect recoveries for Demand Side Management (DSM) Program costs, uncollectibles and NJ Gross Receipts and Franchise Taxes (NJGRT).

PSE&G - Expenses

     Fuel for Electric Generation and Interchanged Power

     Fuel for Electric Generation and Interchanged Power increased $27 million or 12.4% and $59 million or 13.7% for the quarter and six months ended June 30, 1997, respectively, from the comparable 1996 periods. The increases were primarily due to an increase in energy sales to other utilities and to wholesale customers. Due to the operation of the Electric Levelized Energy Adjustment Clause (LEAC) mechanism, variances in fuel revenues and expenses offset, with no direct effect on earnings. However, under the New Jersey Energy Master Plan, future changes in electric fuel and replacement power costs could impact earnings (see Competitive Environment).

     Other Operation and Maintenance Expenses

     Other operation and maintenance expenses decreased $6 million or 2.0% and $55 million or 8.4% for the quarter and six months ended June 30, 1997, respectively, from the comparable 1996 periods. The decreases were primarily due to Hope Creek's extended refueling outage in 1996 and lower 1997 restart activity expenses at Salem.

     Net (Loss) Gain on Preferred Stock Redemptions

     Net (Loss) Gain on Preferred Stock Redemptions decreased $21 million and $22 million for the quarter and six months ended June 30, 1997, respectively, from the comparable 1996 periods. The decreases were primarily due to an $18 million net gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par in the second quarter of 1996.

EDHI - Net Income

                                Increase (Decrease)       Increase (Decrease)
                               --------------------      ---------------------
                                Three Months Ended         Six Months Ended
                                    June 30,                   June 30,
                                 1997 vs. 1996               1997 vs. 1996
                               --------------------      ---------------------
                               (Millions of Dollars)     (Millions of Dollars)
PSRC                                $   (2)                   $   (8)
CEA                                      -                         2
Energis Resources                       (3)                       (6)
EGDC                                     -                         1
                               ---------------------     ----------------------
Continuing Operations                   (5)                      (11)
Discontinued Operations - EDC            1                        (8)
                               --------------------      -----------------------
               Total                $   (4)                   $  (19)
                               =====================     ======================

     Continuing Operations

     EDHI's income from continuing operations was $10 million for the quarter and $14 million for the six months ended June 30, 1997, respectively, a $5 million and $11 million decrease from the comparable 1996 periods. PSRC's earnings decreased primarily due to leveraged buy-out fund gains realized in 1996. The loss for Energis Resources increased due to higher administrative and general expenditures. CEA's income increased due to improved operations of several projects.

     Discontinued Operations

     Energy Development Corporation (EDC) was sold on July 31, 1996.

Liquidity and Capital Resources

     Enterprise

     Cash generated from operations is expected to provide the major source of funds for growth of the business. Cash and cash equivalents totaled $54 million at June 30, 1997.

     As of June 30, 1997, Enterprise's capital structure consisted of 48.8% common equity, 44.7% long-term debt and 6.5% preferred stock and other preferred securities.

     Dividend payments on Common Stock were $1.08 per share and totaled $251 million for the six months ended June 30, 1997. The ability of Enterprise to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries. Since 1992, Enterprise has maintained a constant rate of dividend on its common stock. A key Enterprise objective is to keep its common stock dividend secure.

     PSE&G

     During the period January 1, 1997 through June 30, 1997, PSE&G had utility plant additions, including AFDC, of $237 million, primarily due to the replacement of the Salem Unit 1 steam generators.

     PSE&G expects that it will be able to internally generate all of its construction and capital requirements over the next five years and reduce its debt outstanding by between $1 and $2 billion, assuming adequate and timely recovery of costs including any costs potentially stranded as a result of changes in federal and state regulations, as to which no assurances can be given. (See Competitive Environment and Forward Looking Statements below; Note 2, Rate Matters; Note 3, Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements (Notes).)

     EDHI

     During the period January 1, 1997 through June 30, 1997, PSRC entered into leveraged leases of three power plants: one located in the United Kingdom and two in the Netherlands. In July 1997, PSRC entered into an additional leveraged lease of a waste-to-energy facility located in the Netherlands. The aggregate of these investments is approximately $145 million.

     During the period January 1, 1997 through June 30, 1997, CEA's investment activities included:

          Acquisition of a 50% interest in a 200 MW natural gas-fired power plant located in Colombia, South America which is currently under construction.

          Acquisition with a partner of a 90% interest in two Argentinean electric distribution companies serving the Buenos Aires province. CEA's indirect ownership of the two companies is 30%. Each of these investments is considered an exempt foreign utility company.

          Acquisition of a 49% interest in an operating 180 MW oil-fired cogeneration plant located on the island of Oahu in Hawaii.

          Acquisition of an 80% interest in a 30 MW coal-fired cogeneration plant in the Jiangsu Province of China which is currently under construction.

          Acquisition of 27% and 50% ownership interests in energy development companies located in the Philippines and Thailand, respectively.

     The aggregate of these investments is approximately $290 million, of which $97 million was financed with nonrecourse debt.

     Over the next several years, EDHI and its subsidiaries will be required to refinance a portion of their maturing debt in order to meet their capital requirements. Any inability to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect future earnings and result in an increase in EDHI's cost of capital.

External Financings - PSE&G

     PSE&G has New Jersey Board of Public Utilities (BPU) authority to issue approximately $4.455 billion aggregate amount of additional Bonds/Medium-Term Notes (MTNs)/Preferred Stock/Preferred Securities through 1997 for refunding purposes. Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At June 30, 1997, this Mortgage ratio was 2.92:1. As of June 30, 1997, the Mortgage would permit up to $3.200 billion aggregate principal amount of new bonds to be issued against previous additions and improvements.

     In February 1997, PSE&G Capital Trust II, a special purpose statutory business trust controlled by PSE&G, issued $95 million of 8.125% Quarterly Income Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). PSE&G used the proceeds to fund the redemption of the remaining 188,684 shares outstanding of its 6.80% Cumulative Preferred Stock $100 par value at $102 per share in January 1997 and all 750,000 shares of its 7.44% Cumulative Preferred Stock $100 par value at $103.72 per share in June 1997.

     In June 1997, PSE&G issued $235 million of 6.50% Series XX Bonds due 2000. The proceeds were used primarily to refund the 8.50% Series LL Bonds due 2022.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 1999, not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On June 30, 1997, PSE&G had $792 million of short-term debt outstanding.

     To provide liquidity for its commercial paper program, PSE&G has a $650 million one-year revolving credit agreement expiring in June 1998 and a $650 million five-year revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On June 30, 1997, there were no borrowings outstanding under these credit agreements.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom Atomic Power Station nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of June 30, 1997, Fuelco had commercial paper of $70 million outstanding under such program.

External Financings - EDHI

     PSEG Capital Corporation's (Capital) Medium-Term Note (MTN) program provides for an aggregate principal of up to $650 million. At June 30, 1997, Capital had total debt outstanding of $388 million, including $325 million of MTNs. In July 1997, Capital issued an additional $100 million of MTNs with interest rates of approximately 7%.

     As of June 30, 1997, Enterprise Capital Funding Corporation (Funding) had $128 million of debt outstanding. The MTN and Funding proceeds were used primarily to fund the investments of PSRC and CEA.

     EDHI, PSRC and CEA are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes (EBIT) coverage ratio of at least 1.50:1. As of June 30, 1997, EDHI had a consolidated debt to equity ratio of 1.45:1. For the twelve months ended June 30, 1997, the EBIT coverage ratio, as defined to exclude the effects of EGDC and the 1996 gain on the sale of EDC, was 2.26:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given.

Nuclear Operations

     PSE&G's Salem Units 1 and 2 were taken out of service in the second quarter of 1995. The Salem Restart Plan, which encompassed a comprehensive review and improvement of personnel, process and equipment issues, has been completed for Salem Unit 2. On August 6, 1997, the NRC authorized the restart of Salem 2. The NRC stated that it would continue to closely monitor activities at Salem. Three planned hold points were established and the NRC plans to perform a final assessment after approximately two months of full power operations. The NRC's June 9, 1995 Confirmatory Action letter was amended to include the planned hold points and the final assessment. The restart process is underway.

     Installation of Salem Unit 1 steam generators has been completed and the unit is expected to return to service around the end of the year. Restart of Salem Unit 1 is also subject to NRC approval. The inability to successfully return these units to continuous, safe operation could have a material adverse impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G (see Forward Looking Statements).

Competitive Environment

     New Jersey Energy Master Plan

     On July 15, 1997, PSE&G filed a proposal regarding competition and rates with the BPU in accordance with the April 30, 1997 final report of the BPU on Phase II of the New Jersey Energy Master Plan (Energy Master Plan). The BPU is expected to take at least a year to review and hold public hearings on PSE&G's proposal, rendering a decision by September 1998. Enterprise and PSE&G cannot predict the outcome of this matter. PSE&G's proposal in response to the Energy Master Plan includes the following key elements:

          A decrease in rates of between 5% and 10%, effective January 1, 1999, dependent upon BPU approval of the proposal's several key elements.

          Allow all customers in all classes to register for their choice of energy supplier beginning October 1, 1998. Those customers choosing a supplier other than PSE&G would be permitted to switch to the new supplier effective January 1, 1999.

          A transition period of seven years with basic tariff rates capped during the period. During this transition period, PSE&G would maintain responsibility for system reliability of energy and capacity supply.

          Recovery of transition costs through securitization, restructuring of certain non-utility generation contracts and depreciation accounting changes.

          Recovery of societal mandated costs, such as nuclear decommissioning and demand side management expenses, would be adjusted based on changes in these costs.

          Discontinuation of PSE&G's LEAC effective December 31, 1998. PSE&G would be responsible for all risks associated with changing fuel prices, changes in operations and maintenance expenses and mitigation of the transition costs of non-securitized generation production assets within the price capped rates.

          Transfer of PSE&G's nuclear and fossil generation assets, at net book value, to a separate entity functionally independent of PSE&G at the conclusion of the transition period.

          PSE&G would file a rate case or a plan for a form of alternative regulation for its electric distribution delivery service functions one year prior to the end of the transition period.

          At the end of the transition period, responsibility for generation reliability would shift to the marketplace and PSE&G would retain its obligation to connect and deliver energy and would offer basic generation service.

     Stranded Costs

     PSE&G believes its identifiable potentially stranded costs associated with fossil and nuclear generation stations is $3.9 billion, based on certain assumptions, which include market prices of electricity and performance of generating units. Changes in these and other factors could alter the amount of such stranded costs. PSE&G is proposing to refinance, through securitization, $2.5 billion of these costs, with the remainder to be mitigated, in part, through depreciation changes during the transition period. In addition, PSE&G is seeking to restructure certain of its Non-utility Generators (NUGs) contracts, which are estimated as being $1.5 billion above assumed market prices. Under the Energy Master Plan, the cost of power under these contracts would be recoverable in rates (see Forward Looking Statements).

     Securitization

     PSE&G is proposing to securitize $2.5 billion of the potentially stranded costs through the issuance of transition bonds with an estimated term of 15 years. The use of securitization as a means to reduce rates depends on enabling legislation, which the New Jersey legislature is not expected to consider prior to the second quarter of 1998. If legislative approval is not granted, PSE&G would alter its proposal and projected rate reduction range.

     Depreciation

     PSE&G is proposing to lengthen the depreciable lives of its distribution assets, which are expected to remain regulated, from 28 to 45 years, and amortize the excess of the calculated theoretical depreciation reserves for distribution assets over the seven year transition period. This adjustment is expected to result in an annual depreciation expense associated with distribution assets that would decline by $94 million a year during the transition period and $32 million a year thereafter.

     Accounting for the Effects of Regulation

     Currently, PSE&G accounts for the effects of regulation in accordance with the Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In accordance with the provisions of SFAS 71, PSE&G defers certain expenses (regulatory assets) on the basis that they will be recovered from customers through the ratemaking process. The regulatory changes proposed in the Energy Master Plan will create a shift from regulated pricing to competitive market pricing. These proposed regulatory changes will limit Enterprise's and PSE&G's ability to continue to meet the applicable criteria of SFAS 71 for the generation portion of PSE&G's business.

     In response to the continuing deregulation of the electric utility industry, the Financial Accounting Standards Board (FASB), through its Emerging Issues Task Force (EITF), has undertaken an initiative designated as EITF Issue No. 97-4, "Deregulation of the Pricing of Electricity". The purpose of this initiative is to develop guidance for the application of SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71". SFAS 101 addresses how an enterprise that ceases to meet the criteria for application of SFAS 71 to all or part of its operations should report that event in its general-purpose financial statements.

     In May and July 1997, the EITF met to deliberate EITF Issue No. 97-4. In its discussions, the EITF reached a consensus. First, the EITF concluded that an enterprise is required to discontinue the application of SFAS 71 for the deregulated portion of its business once legislation is passed or a rate order is issued, which contains a plan to transition from regulated pricing to market pricing. In addition, the EITF concluded that an enterprise may continue to carry on its books the regulatory assets and regulatory liabilities of the portion of the business to which SFAS 101 is being applied, provided the regulators have approved a regulated cash flow stream. This also applies to costs or obligations not yet recorded as regulatory assets or liabilities regardless of when they are incurred. The discontinuance of SFAS 71 also requires an enterprise to evaluate the impact of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that regulatory assets be written off once they are no longer probable of recovery and that impairment losses be recorded for long lived assets when related future cash flows are less than the carrying value of the assets.

     The impact to Enterprise and PSE&G will be determined based on the outcome of PSE&G's proposal filed in response to the Energy Master Plan. Under its proposal, PSE&G would have the opportunity, through various mechanisms, to recover its electric generation related potentially stranded costs. Management cannot predict the impact of EITF Issue No. 97-4 on Enterprise's and PSE&G's future results of operations and financial condition. However, depending on the legislative and regulatory actions taken in New Jersey with respect to electric utility deregulation, the impact could be material.

     Impact of New Accounting Pronouncements

     In March 1997, FASB issued SFAS 128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15) and replaces the presentation of Primary EPS with a presentation of Basic EPS. It also requires presentation of Basic and Diluted EPS on the income statement for all entities with complex capital structures. The adoption of SFAS 128 is not expected to have a material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     Also in June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14), and requires that companies disclose segment data based on how management makes
decisions   about   allocating   resources  to  segments  and  measuring   their
performance.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations; Impact of New Accounting Pronouncements and Competitive Environment.

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

     (1) Pages 17 and 25. In July 1997 EPA named PSE&G as a Potentially Responsible Party (PRP) with respect to its Harrison Gas Plant and its Essex Generating Station under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) at the Passaic River Site. There are currently three PRPs named by EPA at the site, and EPA has sent data requests to additional corporations. While certain remedial activities are ongoing, a report presenting the results thereof is not expected until at least 1999. That report will assess the requirement for remediation and, if determined to be required, present an assessment of and recommendation for a remediation alternative. Total costs associated with the current assessment and feasibility study at the site that have been incurred by other parties are expected to approximate $30 million. PSE&G cannot predict what, if any, action EPA or other PRPs may take with respect to the site or, in such event, what contributions PSE&G may be required to make to the costs of these initiatives.

     (2) Page 24. PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. PSE&G cannot predict the outcome of these proceedings. Ernest H. Drew, a Director of Enterprise, but not of PSE&G became Chief Executive Officer - Industries and Technology Group of Westinghouse on July 1, 1997.

     In addition, see the following at the pages indicated:

     (1) Page 12. Proceedings before the BPU relating to PSE&G's Remediation Adjustment Charge (RAC) filed July 30, 1997, Docket No. GR97080573.

     (2) Page 12. General proceeding before the BPU relating to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions"(SFAS-106), Docket No. ER97070470.

Item 5.  Other Information

     Certain information reported under Enterprise's and PSE&G's 1996 Annual and 1997 Quarterly Reports to the SEC is updated below. References are to the related pages of the Form 10-K and the first quarter 10-Q as printed and distributed.

Other State Regulatory Matters

     Form 10-K, Page 4

     In an Order dated June 25, 1997, the BPU determined to commence management audits of all New Jersey electric utilities, with the assistance of one or more consulting firms, under the direction of its own audit staff. The audit process is to include, but not be limited to, focused reviews of electric utility filings in response to the Energy Master Plan.

Pennsylvania - New Jersey - Maryland Interconnection (PJM)

     Form 10-K, Page 6, and First Quarter 10-Q, Page 24

     On June 2, 1997, the PJM Member  Companies,  except for PECO Energy Company
(PECO), filed a proposal with the Federal Energy Regulatory Commission (FERC) to reorganize PJM into an Independent System Operator (ISO). The proposal builds on PJM's December 31, 1996 filing with regard to energy market operation and design of transmission tariffs. The filing was made to meet a commitment made to FERC in the December 31, 1996 filing. On June 9, 1997, PECO filed a competing proposal that continues to advocate a different design of the energy market and transmission tariffs consistent with their December 31, 1996 filing. PSE&G cannot predict what actions, if any, FERC may take on this matter.

Air Pollution Control

     Form 10-K, Page 15

     In August 1997, the New Jersey Department of Environmental Protection announced that it would be proposing regulations to reduce Nitrogen Oxide (NOx) emissions in New Jersey by 90% from the 1990 level by 2003. At this time, PSE&G cannot predict the impact such proposed regulations may have on its operations or any cost associated with compliance.

Nuclear

     On July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations were identified in May and June, 1997, and concern emergency core cooling system switchover and related residual heat removal system flow issues, and Appendix R (fire protection) issues. PSE&G cannot predict what further actions the NRC may take in this matter.

     A predecisional enforcement conference was held with the NRC on August 12, 1997, to discuss apparent violations at Hope Creek relating to the installation of cross-tie valves in the residual heat removal system at Hope Creek in 1994. PSE&G cannot predict what further actions the NRC may take in this matter.

     PSE&G has been advised by PECO that on July 17, 1997, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Peach Bottom Nuclear Generating Station (Peach Bottom) for the period October 15, 1995 to June 7, 1997. Peach Bottom achieved ratings of "1" in the areas of Plant Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2". Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. The NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillances, and tests were not consistent with the design and licensing bases. PECO has advised PSE&G that it will continue to take actions to improve performance at Peach Bottom.

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

(b)  Reports on Form 8-K.
       None

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

Date: August 14, 1997





                                                                                                                     EXHIBIT 12
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                            YEARS ENDED DECEMBER 31,                              June 30,
                                    ------------   ------------   ------------   -------------  -------------
                                       1992           1993           1994            1995           1996            1997
                                    ------------   ------------   ------------   -------------  ------------- ------------------
                                                                      (Thousands of Dollars)
Earnings as Defined in Regulation S-K:
Net Income (A)                          475,150        549,178        666,521         627,287       587,358             513,967
Federal Income Taxes (B)                238,270        296,223        320,218         348,324       297,277             268,735
Fixed Charges                           537,455        538,556        534,859         548,579       527,974             527,756
                                    ------------   ------------   ------------   -------------  ------------  ------------------
Earnings                              1,250,875      1,383,957      1,521,598       1,524,190     1,412,609           1,310,458
                                    ============   ============   ============   =============  ============  ==================


Fixed Charges as Defined in Regulation S-K (C):

Total Interest Expense (D)              481,116        470,585        462,189         464,207       453,111             452,927
Interest Factor in Rentals                9,591         11,090         12,120          11,956        11,490              11,363
Subsidiaries' Preferred Securities
    Dividend Requirements                    --             --          1,680          15,664        27,741              39,861
Preferred Stock Dividends                31,907         38,114         40,467         33,762         23,161              15,343
Adjustment to Preferred and
  Preference Stock Dividends to
  state on a pre-income tax basis        14,841         18,767         18,403         22,990         12,471               8,262
                                    ------------   ------------   ------------   ------------   -----------   ------------------
Total Fixed Charges                     537,455        538,556        534,859         548,579       527,974             527,756
                                    ============   ============   ============   =============  ============  ==================

Ratio of Earnings to Fixed Charges         2.33           2.57           2.84            2.78          2.68                2.48
                                    ============   ============   ============   =============  ============  ==================




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




                                                                                                                 EXHIBIT 12 (A)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                                                                   12 Months
                                                                                                                     Ended
                                                                                                                   June 30,
                                    ------------  -------------  -------------   -------------  -------------
                                       1992           1993           1994            1995           1996             1997
                                    ------------  -------------  -------------   -------------  -------------   ----------------
                                                                      (Thousands of Dollars)
Earnings as Defined in
Regulation S-K:
Net Income                              475,936        614,868        659,406        616,964         535,071            470,007
Federal Income Taxes (A)                223,782        307,414        301,447        325,737         267,619            244,390
Fixed Charges                           411,493        401,046        408,045        418,825         437,812            444,024
                                    ------------  -------------  -------------   ------------   ------------   -----------------
Earnings                              1,111,211      1,323,328      1,368,898      1,361,526       1,240,502          1,158,421
                                    ============  =============  =============   ============   =============  =================


Fixed Charges as Defined in
Regulation S-K (B)

Total Interest Expense (C)              401,902        389,956        395,925        406,869         398,581            392,800
Interest Factor in Rentals                9,591         11,090         12,120         11,956          11,490             11,363
Subsidiaries' Preferred Securities
    Dividend Requirements                    --             --             --             --          27,741             39,861
                                    ------------  -------------  -------------   ------------   -------------  -----------------
Total Fixed Charges                     411,493        401,046        408,045        418,825         437,812            444,024
                                    ============  =============  =============   ============   =============  =================

Ratio of Earnings to Fixed Charges         2.70           3.30           3.35           3.25            2.83               2.61
                                    ============  =============  =============   ============   =============  =================



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



                                                                                                                 EXHIBIT 12 (B)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                 PLUS PREFERRED SECURITIES DIVIDEND REQUIREMENTS


                                                                                                                  12 Months
                                                                                                                    Ended
                                                             YEARS ENDED DECEMBER 31,                              June 30,
                                    ------------  -------------  -------------   -------------  -------------
                                       1992           1993           1994            1995           1996             1997
                                    ------------  -------------  -------------   -------------  -------------  -----------------
                                                                      (Thousands of Dollars)
Earnings as Defined in Regulation S-K:
Net Income                              475,936        614,868        659,406         616,964        535,071            470,007
Federal Income Taxes (A)                223,782        307,414        301,447         325,737        267,619            244,390
Fixed Charges                           411,493        401,046        408,045         418,825        437,812            444,024
                                    ------------  -------------  -------------   -------------  ------------   ----------------
Earnings                              1,111,211      1,323,328      1,368,898       1,361,526      1,240,502          1,158,421
                                    ============  =============  =============   =============  =============  ================

Fixed Charges as Defined in Regulation S-K (B):

Total Interest Expense (C)              401,902        389,956        395,925         406,869        398,581            392,800
Interest Factor in Rentals                9,591         11,090         12,120          11,956         11,490             11,363
Subsidiaries' Preferred Securities
    Dividend Requirements                    --             --             --              --         27,741             39,861
Preferred Stock Dividends                31,907         38,114         42,147          49,426         23,161             15,343
Adjustment to Preferred and
  Preference Stock Dividends to
  state on a pre-income tax basis        14,768         18,843         18,763          23,428         12,043              8,262
                                    ------------  -------------  -------------   -------------  ------------   -----------------
Total Fixed Charges                     458,168        458,003        468,955         491,679        473,016            467,629
                                    ============  =============  =============   =============  =============  =================

Ratio of Earnings to Fixed Charges         2.43           2.89           2.92            2.77           2.62               2.48
                                    ============  =============  =============   =============  =============  =================



(A)  Includes state income taxes and federal income taxes for other income.

(B) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, (d) Preferred Securities Dividend
     Requirements   of   subsidiaries,   and  (e)   Preferred   Stock   Dividend
     Requirements, increased to reflect the pre-tax earnings requirement for Public Service Electric and Gas Company.

(C)  Excludes  1992  interest  expense  on  decommissioning   costs  of  $5,208.
     Effective January 1, 1992, accounting was changed to follow Federal Energy Regulatory Commission guidelines.