Form 10-Q
period 1997-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1997-11-14
CIK 788784, 81033

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

                  For the quarterly period ended September 30, 1997

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
                               P.O. Box 1171
                       Newark, New Jersey 07101-1171
                               973 430-7000
                            http://www.pseg.com

     1-973        PUBLIC SERVICE ELECTRIC AND GAS COMPANY          22-1212800
                        (A New Jersey Corporation)
                               80 Park Plaza
                               P.O. Box 570
                       Newark, New Jersey 07101-0570
                               973 430-7000


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

                     Class: Common Stock, without par value

                  Outstanding at October 31, 1997: 231,957,608

As of October 31, 1997, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

                                TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Public Service Enterprise Group Incorporated (Enterprise):

  Consolidated Statements of Income for the Three and Nine
  Months Ended September 30, 1997 and 1996...............................    1

  Consolidated Balance Sheets as of September 30, 1997
  and December 31, 1996..................................................    2

  Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1997 and 1996...............................    4

  Consolidated Statements of Retained Earnings for the Three and Nine
  Months Ended September 30, 1997 and 1996...............................    5

Public Service Electric and Gas Company (PSE&G):

  Consolidated Statements of Income for the Three and Nine
  Months Ended September 30, 1997 and 1996...............................    7

  Consolidated Balance Sheets as of September 30, 1997
  and December 31, 1996..................................................    8

  Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1997 and 1996...............................   10

  Consolidated Statements of Retained Earnings for the Three and Nine
  Months Ended September 30, 1997 and 1996...............................   11

Notes to Consolidated Financial Statements - Enterprise..................   12

Notes to Consolidated Financial Statements - PSE&G.......................   16

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
      Enterprise.........................................................   17
      PSE&G   ...........................................................   25


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   26

Item 5.  Other Information...............................................   27

Item 6.  Exhibits and Reports on Form 8-K................................   30

Signatures - Public Service Enterprise Group Incorporated................   31

Signatures - Public Service Electric and Gas Company.....................   31


                                             PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Millions of Dollars, except per share data)
                                                             (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                           ------------------------------       ------------------------------
                                                                1997              1996               1997              1996
                                                           -------------     ------------       ------------      ------------
OPERATING REVENUES
  Electric                                                 $       1,227     $      1,055       $      3,133      $      3,004
  Gas                                                                270              215              1,328             1,309
  Nonutility Activities                                               71               65                162               157
                                                           -------------     ------------       ------------      ------------
       Total Operating Revenues                                    1,568            1,335              4,623             4,470
                                                           -------------     ------------       ------------      ------------
OPERATING EXPENSES
Operation:
  Fuel for Electric Generation and Interchanged Power                372              254                863               686
  Gas Purchased                                                      144              140                745               783
  Other                                                              281              237                798               744
Maintenance                                                           69               62                197               245
Depreciation and Amortization                                        156              152                462               456
Taxes:
  Federal Income Taxes                                                93               70                245               224
  New Jersey Gross Receipts Taxes                                    132              133                421               452
  Other                                                               20               22                 63                68
                                                           -------------     ------------       ------------      ------------
       Total Operating Expenses                                    1,267            1,070              3,794             3,658
                                                           -------------     ------------       ------------      ------------
OPERATING INCOME                                                     301              265                829               812
OTHER INCOME AND DEDUCTIONS
  Settlement of Salem Litigation - Net of Applicable
     Taxes of  $29                                                    --               --                (53)               --
  Other - net                                                          2               (3)                 6                (7)
                                                           -------------     ------------       ------------      ------------
       Total Other Income and Deductions                               2               (3)               (47)               (7)
                                                           -------------     ------------       ------------      ------------
INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES                                    303              262                782               805
                                                           -------------     ------------       ------------      ------------
INTEREST EXPENSE AND PREFERRED DIVIDENDS
  Interest Expense                                                   119              113                345               339
  Allowance for Funds Used During Construction - Debt and
  Capitalized Interest                                                (6)              (4)               (15)              (13)
  Preferred Securities Dividend Requirements                          14               13                 42                38
  Net Loss (Gain) on Preferred Stock Redemptions                      --               --                  3               (19)
                                                           -------------     ------------       ------------      ------------
       Total Interest Expense and Preferred Dividends                127              122                375               345
                                                           -------------     ------------       ------------      ------------
INCOME FROM CONTINUING OPERATIONS                                    176              140                407               460
Discontinued Operations:
  Discontinued Operations - Net of Taxes (Note 5)                     --                3                 --                11
  Gain on Sale of Discontinued Operations                             --               13                 --                13
                                                           -------------     ------------       ------------      ------------
NET INCOME                                                 $         176     $        156       $        407      $        484
                                                           =============     ============       ============      ============

AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (000's)                                           231,958          243,114            231,995           244,166
EARNINGS PER AVERAGE SHARE
  Income From Continuing Operations                                $0.76            $0.57              $1.75             $1.88
  Income From Discontinued Operations                                 --             0.01                 --              0.04
  Gain on Sale of Discontinued Operations                             --             0.06                 --              0.06
                                                           -------------     ------------       ------------      ------------
       TOTAL EARNINGS PER AVERAGE SHARE                            $0.76            $0.64              $1.75             $1.98
                                                           =============     ============       ============      ============

DIVIDENDS PAID PER SHARE OF COMMON
  STOCK                                                            $0.54            $0.54              $1.62             $1.62

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                 (Unaudited)
                                                                                 September 30,         December 31,
                                                                                    1997                  1996
                                                                                -------------         ------------
UTILITY PLANT - Original cost
  Electric                                                                        $13,605               $13,314
  Gas                                                                               2,659                 2,556
  Common                                                                              559                   530
                                                                                  -------               -------
       Total                                                                       16,823                16,400
  Less: Accumulated depreciation and amortization                                   6,353                 5,889
                                                                                  -------               -------
       Net                                                                         10,470                10,511
  Nuclear Fuel in Service, net of accumulated amortization -
     1997, $308; 1996, $259                                                           147                   199
                                                                                  -------               -------
       Net Utility Plant in Service                                                10,617                10,710
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1997, $138; 1996, $70                                                   405                   445
  Plant Held for Future Use                                                            24                    24
                                                                                  -------               -------
       Net Utility Plant                                                           11,046                11,179
                                                                                  -------               -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1997, $19; 1996,
    $13, and net of valuation allowances - 1997, $12; 1996, $13                     2,357                 1,854
 Nuclear Decommissioning and Other Special Funds                                      463                   382
 Other Noncurrent Assets                                                              159                   116
                                                                                  -------               -------
       Total Investments and Other Noncurrent Assets                                2,979                 2,352
                                                                                  -------               -------
CURRENT ASSETS
  Cash and Cash Equivalents                                                            88                   279
  Accounts Receivable:
    Customer Accounts Receivable                                                      421                   500
    Other Accounts Receivable                                                         229                   245
    Less: Allowance for Doubtful Accounts                                              39                    46
  Unbilled Revenues                                                                   169                   248
  Fuel, at average cost                                                               325                   313
  Materials and Supplies, at average cost, net of inventory valuation
    reserves - 1997, $14; 1996, $16                                                   147                   148
  Prepaid Gross Receipts Taxes                                                        169                    --
  Miscellaneous Current Assets                                                         82                    57
                                                                                  -------               -------
       Total Current Assets                                                         1,591                 1,744
                                                                                  -------               -------
DEFERRED DEBITS
  Property Abandonments                                                                41                    52
  Oil and Gas Property Write-Down                                                      27                    31
  Unamortized Debt Expense                                                            138                   139
  Deferred OPEB Costs  (Note 2)                                                       297                   226
  Unrecovered Environmental Costs  (Note 2)                                           125                   126
  Unrecovered Plant and Regulatory Study Costs                                         33                    34
  Underrecovered Electric Energy and Gas Costs  (Note 6)                              153                   176
  Unrecovered SFAS 109 Deferred Income Taxes                                          732                   752
  Deferred Decontamination and Decommissioning Costs                                   43                    47
  Deferred Demand Side Management Costs  (Notes 2 and 6)                               98                    40
  Other                                                                                 3                    17
                                                                                  -------               -------
       Total Deferred Debits                                                        1,690                 1,640
                                                                                  -------               -------
Total                                                                             $17,306               $16,915
                                                                                  =======               =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Millions of Dollars)


                                                                                 (Unaudited)
                                                                                 September 30,         December 31,
                                                                                     1997                 1996
                                                                                 -------------         ------------
CAPITALIZATION
  Common Equity:
    Common Stock                                                                   $ 3,603              $ 3,627
    Retained Earnings                                                                1,596                1,586
                                                                                   -------              -------
       Total Common Equity                                                           5,199                5,213
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                                        95                  114
    Preferred Stock With Mandatory Redemption                                           75                  150
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                         210                  210
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                          303                  208
  Long-Term Debt                                                                     4,623                4,580
                                                                                   -------              -------
       Total Capitalization                                                         10,505               10,475
                                                                                   -------              -------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                             43                   47
  Environmental Costs                                                                   80                   86
  Capital Lease Obligations                                                             52                   52
                                                                                   -------              -------
       Total Other Long-Term Liabilities                                               175                  185
                                                                                   -------              -------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                   471                  548
  Commercial Paper and Loans                                                         1,060                  638
  Accounts Payable                                                                     665                  697
  Other Taxes Accrued                                                                   26                   32
  Interest Accrued                                                                     103                   96
  Other                                                                                177                  261
                                                                                   -------              -------
       Total Current Liabilities                                                     2,502                2,272
                                                                                   -------              -------
DEFERRED CREDITS
  Deferred Income Taxes                                                              3,357                3,250
  Deferred Investment Tax Credits                                                      348                  361
  Deferred OPEB Costs                                                                  297                  226
  Other                                                                                122                  146
                                                                                   -------              -------
       Total Deferred Credits                                                        4,124                3,983
                                                                                   -------              -------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                         --                   --
                                                                                   -------              -------
Total                                                                              $17,306              $16,915
                                                                                   =======              =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                1997              1996
                                                                               -----           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $ 407           $   484
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                462               456
    Amortization of Nuclear Fuel                                                  47                43
    Recovery (deferral) of Electric Energy and Gas Costs - net                    23               (33)
    Unrealized Gains on Investments - net                                        (37)              (19)
    Provision for Deferred Income Taxes - net                                     16                25
    Investment Tax Credits - net                                                 (13)              (15)
    Allowance for Funds Used During Construction - Debt and
      Capitalized Interest                                                       (15)              (13)
    Proceeds from Leasing Activities                                              76                58
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues                   167               215
     Net increase in Inventory - Fuel and Materials and Supplies                 (11)              (57)
     Net decrease in Accounts Payable                                            (32)              (38)
     Net change in Prepaid / Other Accrued Taxes                                (175)              (99)
     Net change in Other Current Assets and Liabilities                         (102)               78
    Other                                                                        (35)              (26)
    Net cash provided by operating activities - Discontinued
      Operations                                                                  --                54
                                                                               -----           -------
       Net cash provided by operating activities                                 778             1,113
                                                                               -----           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                    (383)             (428)
  Net increase in Long-Term Investments and Real Estate                         (438)              (14)
  Contribution to Decommissioning Funds and Other Special Funds                  (43)              (18)
  Cost of Plant Removal - net                                                    (23)              (20)
  Other                                                                          (42)              (15)
  Net Proceeds from the Sale of Discontinued Operations                           --               707
  Change in Net Assets - Discontinued Operations                                  --              (395)
                                                                               -----           -------
       Net cash used in investing activities                                    (929)             (183)
                                                                               -----           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase  in Short-Term Debt                                               422                76
  Issuance of Long-Term Debt                                                     454               370
  Redemption of Long-Term Debt                                                  (488)             (435)
  Long-Term Debt Issuance and Redemption Costs                                    (8)              (38)
  Redemption of Preferred Stock                                                  (94)             (212)
  Issuance of Preferred Securities of Subsidiaries                                95               208
  Retirement of Common Stock                                                     (43)             (105)
  Cash Dividends Paid on Common Stock                                           (376)             (395)
  Other                                                                           (2)               (7)
                                                                               -----           -------
       Net cash used in financing activities                                     (40)             (538)
                                                                               -----           -------
Net (decrease) increase in Cash and Cash Equivalents                            (191)              392
Cash and Cash Equivalents at Beginning of Period                                 279                62
                                                                               =====           =======
Cash and Cash Equivalents at End of Period                                     $  88           $   454
                                                                               =====           =======

Income Taxes Paid                                                              $ 118           $   112
Interest Paid                                                                  $ 302           $   353

   See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (Millions of Dollars)
                                   (Unaudited)


                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                           1997            1996            1997            1996
                                                         ------          ------          ------          ------
Balance at Beginning of Period                           $1,544          $1,695          $1,586          $1,637

Add:  Net Income                                            176             156             407             484
                                                         ------          ------          ------          ------

       Total                                              1,720           1,851           1,993           2,121
                                                         ------          ------          ------          ------

Deduct:
  Cash Dividends on Common Stock                            124             131             376             395
  Retirement of Common Stock                                 --              45              18              45
  Preferred Securities Issuance Expenses                     --              --               3               6
                                                         ------          ------          ------          ------

       Total Deductions                                     124             176             397             446
                                                         ------          ------          ------          ------

Balance at End of Period                                 $1,596          $1,675          $1,596          $1,675
                                                         ======          ======          ======          ======

See Notes to Consolidated Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]


                                         PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    (Millions of Dollars)
                                                         (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                            -----------------------------        ------------------------------
                                                                1997              1996               1997              1996
                                                            ------------     ------------        ------------      ------------
OPERATING REVENUES
  Electric                                                  $      1,227     $      1,055         $     3,133      $      3,004
  Gas                                                                270              215               1,328             1,309
                                                            ------------     ------------        ------------      ------------
       Total Operating Revenues                                    1,497            1,270               4,461             4,313
                                                            ------------     ------------        ------------      ------------

OPERATING EXPENSES
Operation:
  Fuel for Electric Generation and Interchanged Power                372              254                 863               686
  Gas Purchased                                                      144              140                 745               783
  Other                                                              259              220                 736               698
Maintenance                                                           69               62                 197               245
Depreciation and Amortization                                        155              150                 459               453
Taxes:
  Federal Income Taxes                                                84               60                 231               204
  New Jersey Gross Receipts Taxes                                    132              133                 421               452
  Other                                                               18               21                  58                63
                                                            ------------     ------------        ------------      ------------
       Total Operating Expenses                                    1,233            1,040               3,710             3,584
                                                            ------------     ------------        ------------      ------------

OPERATING INCOME                                                     264              230                 751               729

OTHER INCOME AND DEDUCTIONS
   Settlement of Salem Litigation - Net of Applicable
      Taxes of  $29                                                   --               --                 (53)               --
  Other - net                                                          2               (4)                  6                (6)
                                                            ------------     ------------        ------------      ------------

       Total Other Income and Deductions                               2               (4)                (47)               (6)
                                                            ------------     ------------        ------------      ------------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES                                    266              226                 704               723
                                                            ------------     ------------        ------------      ------------

INTEREST EXPENSE AND PREFERRED SECURITIES
   DIVIDENDS
  Interest Expense                                                   100               99                 296               302
  Allowance for Funds Used During Construction - Debt                 (4)              (4)                (12)              (12)
  Preferred Securities Dividend Requirement
      of  Subsidiaries                                                11                9                  33                19
                                                            ------------     ------------        ------------      ------------

       Total Interest Expense and Preferred Securities
             Dividends                                               107              104                 317               309
                                                            ------------     ------------        ------------      ------------

NET INCOME                                                           159              122                 387               414

  Preferred Stock Dividend Requirements                                2                4                  10                19

  Net Loss (Gain) on Preferred Stock Redemptions                      --               --                   3               (19)
                                                            ------------     ------------        ------------      ------------

EARNINGS AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED                               $        157     $        118        $        374      $        414
                                                            ============     ============        ============      ============

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                                    (Unaudited)
                                                                                    September 30,               December 31,
                                                                                        1997                       1996
                                                                                    -------------               ------------
UTILITY PLANT - Original cost
  Electric                                                                             $13,605                    $13,314
  Gas                                                                                    2,659                      2,556
  Common                                                                                   559                        530
                                                                                       -------                    -------
       Total                                                                            16,823                     16,400
  Less: Accumulated depreciation and amortization                                        6,353                      5,889
                                                                                       -------                    -------
       Net                                                                              10,470                     10,511
  Nuclear Fuel in Service, net of accumulated amortization -
    1997, $308; 1996, $259                                                                 147                        199
                                                                                       -------                    -------
       Net Utility Plant in Service                                                     10,617                     10,710
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1997, $138; 1996, $70                                                        405                        445
  Plant Held for Future Use                                                                 24                         24
                                                                                       -------                    -------
       Net Utility Plant                                                                11,046                     11,179
                                                                                       -------                    -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1997, $19; 1996,
    $13, and net of valuation allowances - 1997, $10; 1996, $10                            136                        134
  Nuclear Decommissioning and Other Special Funds                                          463                        382
  Other Noncurrent Assets                                                                   19                         19
                                                                                       -------                    -------
       Total Investments and Other Noncurrent Assets                                       618                        535
                                                                                       -------                    -------
CURRENT ASSETS
  Cash and Cash Equivalents                                                                 25                         48
  Accounts Receivable:
    Customer Accounts Receivable                                                           421                        500
    Other Accounts Receivable                                                              174                        179
    Less: Allowance for Doubtful Accounts                                                   39                         46
  Accounts Receivable - Associated Companies - net                                          --                          4
  Unbilled Revenues                                                                        169                        248
  Fuel, at average cost                                                                    325                        313
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1997, $14; 1996, $16                                              147                        148
  Prepaid Gross Receipts Taxes                                                             169                         --
  Miscellaneous Current Assets                                                              78                         53
                                                                                       -------                    -------
       Total Current Assets                                                              1,469                      1,447
                                                                                       -------                    -------
DEFERRED DEBITS
  Property Abandonments                                                                     41                         52
  Oil and Gas Property Write-Down                                                           27                         31
  Unamortized Debt Expense                                                                 137                        138
  Deferred OPEB Costs  (Note 2)                                                            297                        226
  Unrecovered Environmental Costs  (Note 2)                                                125                        126
  Unrecovered Plant and Regulatory Study Costs                                              33                         34
  Underrecovered Electric Energy and Gas Costs  (Note 6)                                   153                        176
  Unrecovered SFAS 109 Deferred Income Taxes                                               732                        752
  Deferred Decontamination and Decommissioning Costs                                        43                         47
  Deferred Demand Side Management Costs  (Notes 2 and 6)                                    98                         40
  Other                                                                                      3                         16
                                                                                       -------                    -------
       Total Deferred Debits                                                             1,689                      1,638
                                                                                       -------                    -------
Total                                                                                  $14,822                    $14,799
                                                                                       =======                    =======

See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)



                                                                                       (Unaudited)
                                                                                       September 30,                December 31,
                                                                                           1997                        1996
                                                                                     -----------------            ----------------
CAPITALIZATION
  Common Equity:
    Common Stock                                                                            $ 2,563                     $ 2,563
    Contributed Capital from Enterprise                                                         594                         594
    Retained Earnings                                                                         1,345                       1,365
                                                                                            -------                     -------
       Total Common Equity                                                                    4,502                       4,522
  Preferred Stock Without Mandatory Redemption                                                   95                         114
  Preferred Stock  With Mandatory Redemption                                                     75                         150
  Subsidiaries' Preferred Securities:
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures                                                                  210                         210
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures                                                                   303                         208
  Long-Term Debt                                                                              4,126                       4,107
                                                                                            -------                     -------
       Total Capitalization                                                                   9,311                       9,311
                                                                                            -------                     -------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs                                                      43                          47
  Environmental Costs                                                                            80                          86
  Capital Lease Obligations                                                                      52                          52
                                                                                            -------                     -------
       Total Other Long-Term Liabilities                                                        175                         185
                                                                                            -------                     -------

CURRENT LIABILITIES
  Long-Term Debt due within one year                                                            268                         424
  Commercial Paper and Loans                                                                    928                         638
  Accounts Payable                                                                              594                         627
  Accounts Payable - Associated Companies - net                                                  21                          --
  Other Taxes Accrued                                                                            33                          33
  Interest Accrued                                                                               83                          87
  Other                                                                                         143                         221
                                                                                            -------                     -------
       Total Current Liabilities                                                              2,070                       2,030
                                                                                            -------                     -------
DEFERRED CREDITS
  Deferred Income Taxes                                                                       2,521                       2,557
  Deferred Investment Tax Credits                                                               338                         352
  Deferred OPEB Costs                                                                           297                         226
  Other                                                                                         110                         138
                                                                                            -------                     -------
       Total Deferred Credits                                                                 3,266                       3,273
                                                                                            -------                     -------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                                  --                          --
                                                                                            -------                     -------
Total                                                                                       $14,822                     $14,799
                                                                                            =======                     =======

See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)


                                                                                         Nine Months Ended September 30,
                                                                                         --------------------------------
                                                                                             1997                1996
                                                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $    387           $    414
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                               458                452
    Amortization of Nuclear Fuel                                                                 47                 43
    Recovery (deferral) of Electric Energy and Gas Costs - net                                   23                (33)
    Provision for Deferred Income Taxes - net                                                   (16)                 6
    Investment Tax Credits - net                                                                (14)               (14)
    Allowance for Funds Used During Construction - Debt                                         (12)               (12)
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues                                  160                223
     Net increase in Inventory - Fuel and Materials and Supplies                                (11)               (57)
     Net decrease in Accounts Payable                                                           (12)               (37)
     Net change in Prepaid / Other Accrued Taxes                                               (169)              (143)
     Net change in Other Current Assets and Liabilities                                        (107)                72
    Other                                                                                       (38)               (20)
                                                                                           --------          ---------
       Net cash provided by operating activities                                                696                894
                                                                                           --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                                   (383)              (428)
  Net increase in Long-Term Investments                                                         (10)               (37)
  Contribution to Decommissioning Funds and Other Special Funds                                 (43)               (18)
  Cost of Plant Removal - net                                                                   (23)               (20)
                                                                                           --------          ---------
       Net cash used in investing activities                                                   (459)              (503)
                                                                                           --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in Short-Term Debt                                                               290                 76
  Issuance of Long-Term Debt                                                                    279                370
  Redemption of Long-Term Debt                                                                 (416)              (413)
  Long-Term Debt Issuance and Redemption Costs                                                   (7)               (39)
  Redemption of Preferred Stock                                                                 (94)              (212)
  Net (Loss) Gain on Preferred Stock Redemptions                                                 (3)                19
  Issuance of Preferred Securities of Subsidiaries                                               95                208
  Cash Dividends Paid                                                                          (401)              (404)
  Other                                                                                          (3)                (5)
                                                                                           --------          ---------
       Net cash used in financing activities                                                   (260)              (400)
                                                                                           --------          ---------
Net decrease in Cash and Cash Equivalents                                                       (23)                (9)
Cash and Cash Equivalents at Beginning of Period                                                 48                 32
                                                                                           --------          ---------
Cash and Cash Equivalents at End of Period                                                 $     25           $     23
                                                                                           ========           ========
Income Taxes Paid                                                                          $    205           $    163
Interest Paid                                                                              $    271           $    295

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (Millions of Dollars)
                                   (Unaudited)


                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                      --------------------------------     -------------------------------
                                                             1997             1996             1997              1996
                                                           -------          -------          -------           -------
Balance at Beginning of Period                             $ 1,327          $ 1,398          $ 1,365           $ 1,366

Add:  Net Income                                               159              122              387               414
                                                           -------          -------          -------           -------

       Total                                                 1,486            1,520            1,752             1,780
                                                           -------          -------          -------           -------

Deduct:
  Cash Dividends on Common Stock                               138              127              391               385
  Preferred Stock, at required rates                             3                4               10                19
  Preferred Securities Issuance Expenses                        --               --                3                 6
                                                           -------          -------          -------           -------

       Total Deductions                                        141              131              404               410
                                                           -------          -------          -------           -------

Net (Loss) Gain on Preferred Stock Redemptions                  --               --               (3)               19
                                                           -------          -------          -------           -------

Balance at End of Period                                   $ 1,345          $ 1,389          $ 1,345           $ 1,389
                                                           =======          =======          =======           =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the respective Registrant's Notes contained in the 1996 Annual Report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997. These Notes update and supplement matters discussed in the 1996 Annual Report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 1996 Annual Report on Form 10-K. Certain reclassifications of the prior year's data have been made to conform with the current presentation.

Note 2.  Rate Matters

     Interim Competition Transition Charge (ICTC)

     On April 24, 1997, the New Jersey Board of Public Utilities (BPU) issued a generic order to investigate policy issues related to whether customers who cease to receive electric service from a utility and go to on-site generation should be charged an exit fee. As a result, Public Service Electric and Gas Company's (PSE&G) petition and motions concerning its September 1996 ICTC filing have been placed in abeyance pending the conclusion of the separate generic proceeding on this issue. The generic ICTC matter continues to be reviewed by the BPU. PSE&G cannot predict the outcome of this proceeding.

     Levelized Gas Adjustment Charge (LGAC)

     On July 30, 1997, the BPU authorized PSE&G to hedge or lock-in up to 50% of its residential natural gas portfolio, which may be accomplished using either physical or financial hedging mechanisms, beginning with the 1997-1998 heating season. Such hedges are intended to provide price stability for residential customers (see Note 4 - Financial Instruments and Risk Management).

     On November 14, 1997, PSE&G filed its 1997/98 LGAC petition with the BPU requesting a $45 million increase on an annual basis in its LGAC for the period January 1, 1998 to December 31, 1998. Current rates will remain in effect until a change is approved by the BPU. This increase amounts to approximately 4.8% on a typical residential bill.

     Demand Side Adjustment Factor (DSAF)

     On February 24, 1997, PSE&G requested that the BPU grant a $151 million increase for its DSAF to reflect increases in the costs associated with PSE&G's Demand Side Management (DSM) Programs. That request is presently before the Office of Administrative Law (OAL). The increase had been requested to become effective on May 1, 1997 and continue through December 31, 1998. A hearing was held before the OAL on September 23, 1997 and this proceeding is currently in the briefing process. PSE&G cannot predict the outcome of this proceeding or the impact on PSE&G's future financial condition, results of operations and net cash flows (see Note 6 - Deferred Items).

     Remediation Adjustment Charge (RAC)

     On August 1, 1997, PSE&G requested that the BPU approve recovery of $6.8 million through PSE&G's RAC for manufactured gas plant remediation costs. This request represents an increase in the amount of PSE&G's recovery of such costs by approximately $2 million over current rate levels. On October 9, 1997, this matter was transferred to the OAL. PSE&G cannot predict the outcome of this proceeding.

     Postretirement Benefits Other Than Pensions (OPEB)

     BPU consideration of PSE&G's petition to resolve the regulatory and rate issues associated with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS
106) continues. The petition requests the BPU to recognize that current base rates are sufficient to recover PSE&G's accrued and deferred OPEB costs. This petition was filed in response to a January 8, 1997 BPU Order which adopted a stipulation of the parties for determining accrual expense recognition under one of the rate mechanisms established in the BPU's August 1, 1996 Generic Proceeding. PSE&G cannot predict the outcome of this proceeding or the impact on PSE&G's future financial condition, results of operations and net cash flows.

Note 3.  Commitments and Contingent Liabilities

     Hazardous Waste

     Certain Federal and State laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an imminent and substantial danger to the public or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the investigation and remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Except as discussed below with respect to the Manufactured Gas Plant Remediation Program (Remediation Program), Public Service Enterprise Group Incorporated (Enterprise) and PSE&G do not expect expenditures for any such site to have a material effect on financial condition, results of operations and net cash flows.

     The NJDEP has recently revised regulations concerning site investigation and remediation. These regulations will require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the utility industry to develop procedures for implementing these regulations. PSE&G is presently unable to determine or estimate the impact of these revised regulations on its future financial condition, results of operations and net cash flows.

     PSE&G Manufactured Gas Plant Remediation Program

     PSE&G is currently working with the NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at 38 former manufactured gas plant sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of more than 30 years and that the overall cost could be material to Enterprise's and PSE&G's financial condition, results of operations and net cash flows (see Note 2 - Rate Matters - Remediation Adjustment Charge).

     Settlement of Salem Litigation

     On May 12, 1997, PSE&G settled the lawsuit brought against it by PECO Energy Company (PECO) and Delmarva Power & Light Company (DP&L), two co-owners of the Salem Nuclear Generating Station (Salem), related to alleged damages resulting from the outage of the facility. Under the terms of the settlement, PSE&G will pay a total of $82 million to PECO and DP&L by December 31, 1997. This settlement resulted in an after-tax charge to earnings, recorded in the first quarter of 1997, of $53 million or $.23 per share of Enterprise common stock. PSE&G is also obligated to pay $1.4 million for each reactor month that the outage continues beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. As of October 31, 1997, an aggregate of approximately 56 reactor months had accumulated due to Salem outages. PSE&G does not expect to make any payments under this provision. Salem 2 returned to service on August 30, 1997 and is currently operating at 100% power. Salem 1 is expected to return to service in the first quarter of 1998.

     PECO, DP&L and PSE&G have also agreed to an operating performance standard through December 31, 2011 for Salem and through December 31, 2007 for the PECO operated Peach Bottom Atomic Power Station (Peach Bottom). Under this standard, the operator of each respective station would be required to make payments to the non-operating owners if the three-year capacity factor, determined annually, of such station falls below 40 percent, subject to a maximum of $25 million per year. The initial three-year period begins on January 1, 1998 for Peach Bottom and on the date the later of the two Salem units (Salem 1) returns to service for Salem. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     PSE&G and Atlantic City Electric Company (ACE) entered into an operating agreement which resulted in the dismissal of a lawsuit related to Salem performance initiated by ACE. Under the agreement, ACE pays a portion of its share of the 1997 operation and maintenance (O&M) expenses based on the amount of generation of the Salem units. PSE&G expects to incur approximately $13 million of ACE's share of 1997 O&M expenses, of which $10 million has been expensed as of September 30, 1997, since Salem 2 did not operate for the first eight months of 1997 and Salem 1 is not expected to return to service during 1997.

     Year 2000

     Many of Enterprise's and PSE&G's computer systems must be modified due to computer program limitations in recognizing dates beyond 1999. Substantial changes to, and some replacements of, Enterprise's and PSE&G's present computer systems are being made to allow the information and operating systems to be "Year 2000" compliant. Costs, which may be material, are being expensed as incurred. An inability to meet this deadline could have a material adverse impact on Enterprise's and PSE&G's operations, financial condition, results of operations and net cash flows.

Note 4.  Financial Instruments and Risk Management

     Enterprise's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and prices of security investments. Enterprise's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

     Natural Gas

     Through September 30, 1997, Energis Resources Incorporated (Energis Resources), a subsidiary of Enterprise Diversified Holdings Incorporated (EDHI), entered into futures contracts to buy an aggregate of 13,060,000 mmbtu of natural gas at average prices of $2.37 per mmbtu related to fixed-price natural gas sales commitments. Such contracts, together with physical purchase contracts, hedged approximately 96% of its fixed-price sales commitments at September 30, 1997. Energis Resources had net unrealized hedge gains of $4 million at September 30, 1997.

     PSE&G enters into forward physical contracts and uses financial derivatives to mitigate its future natural gas price risk. During October 1997, PSE&G entered into contracts to hedge a limited quantity of gas against price movements in the winter months of 1997 - 1998 and 1998 - 1999 (see Note 2 - Rate Matters - Levelized Gas Adjustment Charge).

     Electricity

     PSE&G enters into forward physical contracts and uses financial derivatives to manage price risk related to forecasted electric sales to customers. These contracts, in conjunction with owned generating capacity, are designed to cover estimated electric retail customer commitments. Remaining requirements, if any, would be satisfied by power purchased from the Pennsylvania-New Jersey-Maryland Interconnection (PJM) spot market or through daily or weekly purchase contracts.

     Interest Rate Swap

     On June 2, 1997, an indirect subsidiary of EDHI entered into an agreement to swap floating rate borrowings into fixed rate borrowings. The interest differential to be received or paid under the interest rate swap agreement is recorded over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap terminates on May 28, 1999.

     The notional amount and interest rates are as follows:

Pay-fixed swap
      Notional amount                                  $43,522,000
      Pay rate                                               6.65%
      Average receive rate - YTD                             5.69%
      September 30, 1997 receive rate                        5.73%

Note 5.  Discontinued Operations

     Prior year operating results of Energy Development Corporation (EDC) are summarized below:

                                   Three Months Ended        Nine Months Ended
                                   September 30, 1996        September 30, 1996
                                   ------------------        ------------------
                                               (Millions of Dollars)
  Revenues                                $--                       $126
  Operating income                         --                         23
  Earnings before income taxes             --                          9
  Income taxes                             (3)                        (2)
  Net income                                3                         11

* EDC was sold on July 31, 1996.

Note 6.  Deferred Items

     Underrecovered Electric Energy and Gas Costs

     Recoveries of electric energy and gas costs are determined by the BPU under the Electric Levelized Energy Adjustment Clause (LEAC) and the LGAC (see Note 2
- Rate Matters - Levelized Gas Adjustment Charge). PSE&G's deferred fuel balances as of September 30, 1997 and December 31, 1996 reflect underrecovered costs as follows:

                                        September 30,        December 31,
                                            1997                 1996
                                        -------------        ------------
                                               (Millions of Dollars)
Underrecovered Electric Energy Costs          $88                  $151
Underrecovered Gas Fuel Costs                  65                    25
                                        -------------        ------------
             Total                           $153                  $176
                                        =============        ============

     PSE&G has the opportunity, but no guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover its December 31, 1996 underrecovered LEAC balance of $151 million without any change in the current energy component of the LEAC charge. While management believes that it will recover this amount by December 31, 1998 and continues to follow deferred accounting treatment for the LEAC, full recovery of this balance is dependent upon PSE&G's ability to successfully manage the cost of providing electricity.

     Deferred Demand Side Management Costs

     Recoveries of DSM/conservation costs (related to BPU-approved programs) are determined by the BPU. PSE&G's deferred DSM balance as of September 30, 1997 and December 31, 1996, respectively, reflects underrecovered/(overrecovered) costs as follows:

                                             September 30,        December 31,
                                                 1997                 1996
                                             -------------        ------------
                                                   (Millions of Dollars)
Deferred DSM (Including Interest) - Electric      $104                  $45
Deferred DSM (Including Interest) - Gas             (6)                  (5)
                                             -------------        ------------
                    Total                         $ 98                  $40
                                             =============        ============

     The increase in the electric balance is primarily due to the ongoing underrecovery of DSM costs. In February 1997, PSE&G filed for an increase in the DSAF, which is a component of the LEAC. Approval of the filing would result in recovery of the current deferred DSM balance as well as the estimated costs of these programs through December 1998 (see Note 2 - Rate Matters - Demand Side Adjustment Factor).

Note 7.  Subsequent Events

     In October 1997, Community Energy Alternatives Incorporated (CEA), a subsidiary of EDHI, as part of a three-member consortium, acquired a Brazilian electric distribution company serving customers in the State of Rio Grande Do Sul, located in southern Brazil. CEA's ownership of the company is 30.25%. The total purchase price was $1.49 billion of which CEA's share was $498 million. A portion of CEA's share, $136 million, was financed with nonrecourse debt. This investment is considered an exempt foreign utility company.

     On October 21, 1997, Enterprise increased its uncommitted bank line of credit to $75 million from $25 million. Enterprise borrowed $75 million under this line of credit which was primarily used to purchase $75 million of 4.1% Cumulative Preferred Stock sold by EDHI to Enterprise. Also in October 1997, PSEG Capital Corporation issued an additional $165 million of MTNs with an average interest rate of 6.9%. Enterprise Capital Funding Corporation's debt outstanding increased from $260 million as of September 30, 1997 to $392 million as of October 31, 1997.

     On November 1, 1997, $150 million of PSE&G's 7 1/8% Series GG First and Refunding Mortgage Bonds matured. The redemption of these bonds was funded by the issuance of commercial paper.




                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The  Notes  to   Consolidated   Financial   Statements  of  Enterprise  are
incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

         Note 1.    Basis of Presentation
         Note 2.    Rate Matters
         Note 3.    Commitments and Contingent Liabilities
         Note 4.    Financial Instruments and Risk Management
         Note 6.    Deferred Items
         Note 7.    Subsequent Events

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) 1996 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such Statements and Notes.

Results of Operations

     Earnings per share of Enterprise common stock (Common Stock) was $.76 for the quarter ended September 30, 1997, representing an increase of $.12 or 19% per share from the comparable 1996 period. Earnings per share was $1.75 for the nine month period ended September 30, 1997 representing a decrease of $.23 or 12% per share from the comparable 1996 period.

     Public Service Electric and Gas Company's (PSE&G) contribution to earnings per share for the quarter ended September 30, 1997 increased $.16 from the comparable 1996 period due to the one-time charge to earnings, $.25 per share, in the third quarter of 1996 resulting from the resolution of certain regulatory issues with the BPU, including the "used and useful" issue related to the extended outage of the Salem Nuclear Generating Station (Salem). This increase was partially offset by higher nuclear operation and maintenance expenses (O&M) due to a refueling outage in the third quarter of 1997 at Hope Creek Nuclear Generating Station (Hope Creek) and higher 1997 administrative costs, including Year 2000 compliance and technology consulting services.

     PSE&G's contribution to earnings per share for the nine months ended September 30, 1997 decreased $.17 from the comparable 1996 period due to decreased revenues as a result of less favorable weather conditions in 1997, higher administrative costs attributable to legal fees associated with the settlement of Salem co-owner litigation and Year 2000 compliance and technology consulting services and a gain recorded in the second quarter of 1996 from the repurchase of a portion of PSE&G's outstanding cumulative preferred stock at discounts to par. These decreases were partially offset by lower 1997 O&M expenses at Hope Creek and Salem. The nine month periods ended September 30, 1997 and 1996 were each negatively impacted by one-time charges to earnings. The settlement of a lawsuit filed by two of the co-owners of Salem impacted the first quarter of 1997 by $.26 per share and the Salem regulatory issues settlement impacted the third quarter of 1996 by $.25 per share.

     Enterprise Diversified Holdings Incorporated's (EDHI) contribution to earnings per share for the quarter and nine months ended September 30, 1997 decreased $.08 and $.15, respectively, from the comparable 1996 periods primarily due to the absence of 1996 earnings related to the discontinued operations of Energy Development Corporation (EDC) and higher operating expenses of Energis Resources Incorporated (Energis Resources). Public Service Resources Corporation's (PSRC) earnings were lower for the nine months ended September 30, 1997 as a result of certain investment gains realized in 1996.

     As a result of Enterprise's stock repurchase program which concluded on January 17, 1997, earnings per share of Common Stock for the quarter and nine months ended September 30, 1997 increased $.04 and $.09, respectively, from the comparable 1996 periods. A total of 12.7 million shares were repurchased at a cost of $350 million under this program.

PSE&G - Revenues

     Electric

                                Increase (Decrease)        Increase (Decrease)
                              ------------------------   ----------------------
                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                   1997 vs. 1996              1997 vs. 1996
                              ------------------------   ----------------------
                               (Millions of Dollars)      (Millions of Dollars)

 Kilowatt-hour revenues                $ 49                         $(35)
 Recovery of energy costs               123                          183
 Non-margin revenues (A)                 (7)                         (24)
 Other operating revenues                 7                            5
                                       ----                         ----
  Total Electric Revenues              $172                         $129
                                       ====                         ====

     Revenues increased $172 million or 16% for the quarter ended September 30, 1997 from the comparable period in 1996. Kilowatt-hour revenues increased primarily due to a charge to revenue in the third quarter of 1996 due to the Salem regulatory issues settlement. This increase was partially offset by a charge to revenue recorded in the third quarter of 1997 resulting from a change in estimates of unbilled electric revenue due to refinements of PSE&G's methodology. Recovery of energy costs increased primarily as a result of an increase in energy sales to wholesale customers.

     Revenues increased $129 million or 4% for the nine months ended September 30, 1997 from the comparable period in 1996, primarily due to higher recovery of energy costs resulting from an increase in energy sales to wholesale customers.

     (A)   Non-margin  revenues  primarily  reflect  recoveries  for Demand Side
           Management  (DSM)  Program  costs,  nuclear   decommissioning  costs,
           uncollectibles and NJ Gross Receipts and Franchise Taxes (NJGRT).

      Gas

                                Increase (Decrease)        Increase (Decrease)
                              ------------------------   ----------------------
                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                   1997 vs. 1996              1997 vs. 1996
                              ------------------------   ----------------------
                               (Millions of Dollars)      (Millions of Dollars)

 Therm revenues                         $45                         $72
 Recovery of fuel costs                   5                         (32)
 Non-margin revenues (B)                  3                         (22)
 Other operating revenues                 2                           1
                                        ---                         ---
  Total Gas Revenues                    $55                         $19
                                        ===                         ===

    Revenues increased $55 million or 26% and $19 million or 1% for the quarter and nine months ended September 30, 1997, respectively, from the comparable periods in 1996. The increases were primarily due to higher therm revenues resulting from a change in estimates of unbilled gas revenue due to refinements of PSE&G's methodology. The increase for the nine months ended September 30, 1997 was partially offset by lower recovery of fuel costs due to milder winter weather in 1997.

     (B) Non-margin revenues primarily reflect recoveries for uncollectibles, DSM Program costs and NJGRT.

PSE&G - Expenses

     Fuel for Electric Generation and Interchanged Power

     Fuel for Electric Generation and Interchanged Power increased $118 million or 47% and $177 million or 26% for the quarter and nine months ended September 30, 1997, respectively, from the comparable 1996 periods. The increases were primarily due to an increase in energy sales to wholesale customers. Due to the operation of the Electric Levelized Energy Adjustment Clause (LEAC) mechanism, variances in fuel revenues and expenses offset, with no direct effect on earnings. However, under the New Jersey Energy Master Plan, future changes in electric fuel and replacement power costs could impact earnings (see Competitive Environment).

     Other Operation and Maintenance Expenses

     Other operation and maintenance expenses increased $46 million or 16% for the quarter ended September 30, 1997, from the comparable 1996 period, primarily due to an increase in refueling outage expenses at Hope Creek and various administrative costs including Year 2000 compliance and technology consulting services.

     Net Loss (Gain) on Preferred Stock Redemptions

     Net Loss (Gain) on Preferred Stock Redemptions decreased $22 million for the nine months ended September 30, 1997 from the comparable 1996 period. The decrease was primarily due to an $18 million net gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par in the second quarter of 1996.

EDHI - Net Income

                                  Increase (Decrease)        Increase (Decrease)
                              ------------------------   ----------------------
                                Three Months Ended          Nine Months Ended
                                   September 30,              September 30,
                                   1997 vs. 1996              1997 vs. 1996
                              ------------------------   ----------------------
                               (Millions of Dollars)      (Millions of Dollars)

 PSRC                                        $ --                  $ (8)
 CEA                                           --                     2
 Energis Resources                             (2)                   (9)
 Enterprise Group Development Corp.- EGDC      --                     1
                                             -----                  ----
 Continuing Operations                         (2)                  (14)
 Discontinued Operations - EDC                (17)                  (24)
                                             -----                 -----
      Total                                  $(19)                 $(38)
                                             =====                 =====

     Continuing Operations

     EDHI's income from continuing operations was $19 million for the quarter and $33 million for the nine months ended September 30, 1997, respectively. PSRC's earnings for the nine months decreased primarily due to certain investment gains which were realized in 1996. Community Energy Alternatives Incorporated's (CEA) income increased due to improved financial performance of several projects. The loss for Energis Resources increased due to higher selling, general and administrative expenditures.

     Discontinued Operations

     EDC was sold on July 31, 1996.

Liquidity and Capital Resources

     Enterprise

     Cash  generated  from PSE&G's  operations  is expected to provide the major
source of funds for PSE&G's  business.    EDHI's  growth will be funded  through
external financings and cash generated from EDHI's operations.

     As of September 30, 1997, Enterprise's capital structure consisted of 49.5% common equity, 44.0% long-term debt and 6.5% preferred stock and other preferred securities.

     Dividend payments on Common Stock were $1.62 per share and totaled $376 million for the nine months ended September 30, 1997. Since 1992, Enterprise has maintained a constant rate of dividends on Common Stock. A key Enterprise objective is to keep the Common Stock dividend secure. The ability of Enterprise to declare and pay dividends is contingent upon receipt of dividend payments from its subsidiaries.

     PSE&G paid dividends of $391 million and $385 million to Enterprise during the nine months ended September 30, 1997 and 1996, respectively. EDHI paid dividends of $354 million during the nine months ended September 30, 1996, primarily from proceeds from the sale of EDC. No dividends from EDHI to Enterprise were paid, or are contemplated, in 1997 due to the anticipated growth in EDHI subsidiary investment activities.

     PSE&G

     During the period January 1, 1997 through September 30, 1997, PSE&G had utility plant additions, including AFDC, of $395 million, primarily due to the replacement of the Salem 1 steam generators.

     EDHI

     In July 1997, PSRC entered into a leveraged lease of a waste-to-energy facility located in the Netherlands. The aggregate of PSRC's investments made in 1997 is approximately $150 million.

     In October 1997, CEA, as part of a three-member consortium, acquired a Brazilian electric distribution company serving customers in the State of Rio Grande Do Sul, located in southern Brazil. CEA's ownership of the company is 30.25%. The total purchase price was $1.49 billion of which CEA's share was $498 million. A portion of CEA's share, $136 million, was financed with nonrecourse debt. Additional funds were provided by EDHI's financing subsidiaries and by Enterprise (see External Financings). This investment is considered an exempt foreign utility company. The aggregate of CEA's investments made in 1997 is approximately $820 million, of which $233 million was financed with nonrecourse debt.

     In October 1997, EDHI sold $75 million of 4.1% Cumulative Preferred Stock to Enterprise.

     Over the next several years, EDHI and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for future growth. Any inability to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect future earnings. As of September 30, 1997, EDHI's embedded cost of debt was approximately 8%. During 1997, EDHI provided additional long-term debt financing of $265 million at an average interest rate of 7%.

External Financings

     Enterprise

     On October 21, 1997, Enterprise increased its uncommitted bank line of short-term credit to $75 million from $25 million. Enterprise borrowed $75 million under this line of credit which was primarily used to purchase $75 million of 4.1% Cumulative Preferred Stock of EDHI (see Liquidity and Capital Resources - EDHI).

     PSE&G

     PSE&G has New Jersey Board of Public Utilities (BPU) authority through the end of 1997 to issue approximately $4.455 billion aggregate amount of Bonds/Medium-Term Notes (MTNs)/Preferred Stock/Preferred Securities for refunding purposes. On November 14, 1997, PSE&G filed a petition with the BPU to extend such authority through December 31, 1998.

     Under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At September 30, 1997, this Mortgage ratio of earnings to fixed charges was 3.07:1. As of September 30, 1997, the Mortgage would permit up to $3.2 billion aggregate principal amount of new bonds to be issued against previous additions and improvements.

     On November 1, 1997, $150 million of 7 1/8 % Series GG First and Refunding Mortgage Bonds matured. The redemption of these bonds was funded by the issuance of commercial paper.

     To provide liquidity for its commercial paper program, PSE&G has a $650 million one-year revolving credit agreement expiring in June 1998 and a $650 million five-year revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On September 30, 1997, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 1999, not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On September 30, 1997, PSE&G had $842 million of short-term debt outstanding, including $95 million borrowed against its uncommitted bank lines of credit which increased to $204 million from $114 million as of October 1, 1997.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom Atomic Power Station (Peach Bottom) nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of September 30, 1997, Fuelco had commercial paper of $86 million outstanding under the program.

     EDHI

     PSEG Capital Corporation's (Capital) Medium-Term Note (MTN) program provides for an aggregate principal of up to $650 million. At September 30, 1997, Capital had total debt outstanding of $476 million, including $413 million of MTNs. In October 1997, Capital issued an additional $165 million of MTNs with an average interest rate of 6.9%, which was used to fund CEA's Brazilian investment.

     As of September 30, 1997, Enterprise Capital Funding Corporation (Funding) had a $300 million revolving credit facility with a consortium of banks and had $128 million of Senior Notes outstanding. As of September 30, 1997 and October 31, 1997, Funding had $260 million and $392 million of debt outstanding, respectively. Funds borrowed in October were used to fund CEA's Brazilian investment.

     EDHI, PSRC and CEA are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes (EBIT) coverage ratio of at least 1.50:1. As of September 30, 1997, EDHI had a consolidated debt to equity ratio of 1.39:1. EDHI's consolidated debt to equity ratio as of October 31, 1997 was approximately 1.83:1. For the twelve months ended September 30, 1997, the EBIT coverage ratio, as defined to exclude the effects of EGDC, was 2.13:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurances can be given. In addition, EDHI's ability to continue to grow its business will depend to a significant degree on Enterprise's and EDHI's ability to obtain additional financing beyond current levels, as to which no assurances can be given.

Nuclear Operations

     PSE&G's Salem Units 1 and 2 were taken out of service in the second quarter of 1995. Salem 2 returned to service on August 30, 1997 and is currently operating at 100% power. The NRC has stated that it will continue to closely monitor activities at Salem 2 and will perform a final assessment in December 1997. The NRC's June 9, 1995 Confirmatory Action Letter was amended to include the condition that the NRC will perform the final assessment.

     Installation of Salem 1 steam generators has been completed and the unit is expected to return to service in the first quarter of 1998. Restart of Salem 1 is also subject to NRC approval. The inability to successfully return this unit to continuous, safe operation could have a material adverse impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G (see Forward Looking Statements).

Competitive Environment

     New Jersey Energy Master Plan

     In accordance with the April 30, 1997 final report of the BPU on Phase II of the New Jersey Energy Master Plan (Energy Master Plan), PSE&G filed a proposal regarding competition and rates with the BPU on July 15, 1997. The BPU is expected to take at least a year to review and hold public hearings on PSE&G's proposal, rendering a decision by October 1998. The decision of the BPU in the Energy Master Plan proceeding, and the legislation to be adopted by the New Jersey Legislature required to implement certain aspects of the electric restructuring in the State, will establish the industry rules for the future. These actions are expected to fundamentally change the electric industry in the State by introducing retail competition to replace the utilities' former monopoly position and potentially requiring or resulting in the separation or sale of generation assets. Depending upon the outcome of these proceedings, these fundamental industry changes could have a material affect on PSE&G's operations, financial condition, results of operations, and net cash flows. Enterprise and PSE&G cannot predict the outcome of this matter.

     PSE&G's proposal in response to the Energy Master Plan includes the following key elements:

         A rate decrease of between 5% and 10%, effective January 1, 1999, dependent upon BPU approval of several key elements of the proposal.

         Allow all customers in all classes to register for their choice of energy supplier beginning October 1, 1998. Those customers choosing a supplier other than PSE&G would be permitted to switch effective January 1, 1999.

         A transition period of seven years with basic tariff rates capped during that period. During the transition period, PSE&G would maintain responsibility for system reliability of energy and capacity supply.

         Recovery   of   transition   costs   through   asset   securitization,
         restructuring   of  certain   non-utility   generation   contracts  and
         depreciation accounting changes (see Stranded Costs, Securitization and Depreciation below).

         Recovery of mandated societal costs, such as nuclear decommissioning and DSM, would be adjusted based on changes in these costs.

         Discontinuation of PSE&G's LEAC effective December 31, 1998. PSE&G would be responsible for all risks associated with fuel prices, changes in operation and maintenance expenses and mitigation of the transition costs of non-securitized generation production assets within the price capped rates.

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

     Pursuant to actions taken by the BPU under its Energy Master Plan proceeding, various BPU-sponsored working groups have been created to resolve certain issues regarding restructuring. PSE&G is participating in these working groups including the Consumer Protection Task Force, Phase-In Mechanisms Working Group, Customer Services Working Group and DSM and Renewables Working Group. In addition, PSE&G is participating in BPU proceedings dealing with certain generic issues, including exit fees, market power, affiliate relationships, mechanics of customer phase-in and fair competition. The working groups and the generic issues proceedings are running concurrently with the Energy Master Plan proceedings.

     An evidentiary  hearing schedule,  before the Office of Administrative  Law
(OAL), has been established for the Stranded Cost Proceeding and Unbundled Rate Proceeding. Hearings are to be conducted and initial briefs and reply briefs are to be completed during the second quarter of 1998, with a non-binding decision from the Administrative Law Judge anticipated during the second quarter of 1998.

     Stranded Costs

     PSE&G has identified its potentially stranded costs associated with fossil and nuclear generating stations at $3.9 billion, based on certain assumptions, including future market prices of electricity and performance of generating units. Changes in these assumptions could materially alter the amount of estimated stranded costs. PSE&G is proposing to securitize $2.5 billion of these costs, with the remainder to be mitigated through cost saving measures during a transition period of seven years. In addition, PSE&G is seeking to restructure certain of its BPU approved contracts with Non-utility Generators (NUGs), which are estimated to be $1.6 billion above assumed future market prices. As presently proposed, the Energy Master Plan would allow recovery of these restructuring costs in rates (see Forward Looking Statements).

     Securitization

     PSE&G is proposing to securitize $2.5 billion of its potentially stranded costs through the issuance of transition bonds with an estimated term of 15 years. Securitization is a method of refinancing potentially stranded costs with lower cost debt. The credit quality of the debt would be enhanced via enabling state legislation and approval by the BPU of an irrevocable, non-bypassable charge to service the interest and principal payments on the debt. The use of securitization as a means to reduce rates depends on enabling legislation, which the New Jersey Legislature is not expected to consider prior to the second quarter of 1998. If legislative approval is not granted, PSE&G will alter its Energy Master Plan proposal and projected rate reduction range. Accounting treatment for securitization under current accounting guidance continues to evolve (see Accounting for the Effects of Regulation).

     Depreciation

     PSE&G is proposing to lengthen the depreciable lives of its electric distribution assets, which are expected to remain regulated, from 28 to 45 years. The excess depreciation reserve, calculated based on this change in depreciable lives, would be amortized over the seven year transition period. This adjustment is expected to result in a reduction of annual depreciation expense of $94 million a year during such transition period and $32 million a year thereafter over the remaining life of these assets. Additionally, within its Energy Master Plan proposal, PSE&G is requesting regulatory flexibility to make more timely adjustments in electric production-related depreciation rates to match changing service lives and other market measures and pressures over the seven year transition period. Accounting treatment for depreciation under current accounting guidance continues to evolve (see Accounting for the Effects of Regulation).

     New Jersey Gross Receipts and Franchise Tax (NJGRT)

     On July 14, 1997, Governor Whitman signed legislation eliminating the 13% NJGRT, effective on January 1, 1998. The NJGRT, collected by utilities from their customers, will be replaced with a combination of corporate business tax, state sales and use tax and a transitional tax assessment which will be phased out over five years. The new tax structure is expected to improve the competitive position of PSE&G vis-a-vis non-utility energy providers in New Jersey who are not subject to the NJGRT. On September 19, 1997, PSE&G filed tariff schedules and other pertinent information, in compliance with the legislation, to become effective on January 1, 1998, pending BPU approval.

     Electric and Magnetic Fields

     The New Jersey Commission on Radiation Protection voted in May 1997 to stop pursuing regulations to limit magnetic field levels from new and modified transmission lines operating at 100 kilovolts and higher.

Accounting for the Effects of Regulation

     PSE&G accounts for the effects of regulation in accordance with Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In accordance with the provisions of SFAS 71, PSE&G defers certain expenses (regulatory assets) and revenues (regulatory liabilities) on the basis that they will be recovered from or paid to customers through the ratemaking process. The regulatory changes proposed in the Energy Master Plan will create a shift from regulated pricing to competitive market pricing for electric generation. These proposed changes will limit Enterprise's and PSE&G's ability to continue to meet the applicable criteria of SFAS 71 for the generation portion of PSE&G's business.

     In response to the continuing deregulation of the electric utility industry, the Financial Accounting Standards Board (FASB), through its Emerging Issues Task Force (EITF), undertook an initiative designated as EITF Issue 97-4, "Deregulation of the Pricing of Electricity" (EITF 97-4). The purpose of this initiative was to develop guidance for the application of SFAS 101, "Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101). SFAS 101 addresses how an enterprise that ceases to meet the criteria for application of SFAS 71 to all or part of its operations should report that event in its general-purpose financial statements.

     In May and July 1997, the EITF met to deliberate EITF 97-4. In its discussions, the EITF reached a consensus that an enterprise is required to discontinue the application of SFAS 71 for the deregulated portion of its business once legislation is passed or a rate order is issued which contains a sufficiently detailed plan to transition from regulated pricing to market pricing. In addition, the EITF concluded that an enterprise may continue to carry on its books the regulatory assets and liabilities of the portion of the business to which SFAS 101 is being applied, provided that regulators have approved a regulated cash flow stream. This also applies to costs or obligations not yet recorded as regulatory assets or liabilities regardless of when incurred. The discontinuance of SFAS 71 also requires an enterprise to reevaluate the impact of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that regulatory assets be written off once they are no longer probable of recovery and that impairment losses be recorded for long-lived assets when related future cash flows are less than the carrying value of the assets.

     The impact to Enterprise and PSE&G will be determined based on the outcome of PSE&G's proposal filed in response to the Energy Master Plan. Under its proposal, PSE&G would have the opportunity, through various mechanisms, to recover its electric generation related potentially stranded costs. Management cannot predict the outcome of the Energy Master Plan proceeding and the related impact of EITF 97-4 on Enterprise's and PSE&G's future financial condition, results of operations and net cash flows. However, depending on legislative and regulatory actions taken in New Jersey with respect to electric utility deregulation, there could be a material adverse effect on such results.

Impact of New Accounting Pronouncements

     In March 1997, FASB issued SFAS 128, "Earnings per Share" (SFAS 128) which is effective for financial statements issued after December 15, 1997. SFAS 128 supersedes Accounting Principles Board Opinion 15, "Earnings per Share" (APB
15), and replaces the presentation of Primary EPS with a presentation of Basic EPS. It also requires presentation of Basic and Diluted EPS on the income statement for all entities with complex capital structures.

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

     Also in June 1997, FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14), and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance.

     The adoption of SFAS 128, SFAS 130 and SFAS 131 is not expected to have a material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations; Competitive Environment; Accounting for the Effects of Regulation; and Impact of New Accounting Pronouncements.


Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; federal and state regulatory actions; costs of construction; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; and credit market concerns. Enterprise and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Enterprise and PSE&G prior to the effective date of the Act.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     Certain information reported under Item 3 of Part I of Enterprise's and PSE&G's 1996 Annual Report on Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 is updated below.

     (1) Form 10-K, Pages 17 and 25. The Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey (Site) is a "facility" within the meaning of that term under CERCLA and that approximately thirteen corporations may be potentially liable for performing required remedial actions to address this condition. The EPA anticipates identifying other potentially responsible parties. One potentially responsible party (Cooperating Party) has entered into a consent decree with the EPA in 1994 obligating it to conduct a remedial investigation and feasibility study of available and applicable corrective actions for the Site.

         The Cooperating Party has reported that it has incurred approximately $30 million to date in connection with the implementation of required remedial actions for the Site and that future costs for prospective remedial actions may be material.

         PSE&G and certain of its predecessors operated industrial facilities at properties along the Passaic River. In April 1996, the EPA directed PSE&G to provide information concerning the nature and quantity of raw materials, by-products and wastes which may have been generated, treated, stored or disposed of at certain PSE&G facilities located along the Passaic River Site. The facilities are PSE&G's former Harrison Gas Plant and Essex Generating Station. PSE&G submitted responses to the EPA requests in August 1996. In July 1997, the EPA named PSE&G as a potentially responsible party for the Site. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to the Site or, in such event, what costs PSE&G may incur to address any such claims. Such costs could be material.

     (2) Form 10-K, Page 24. In the shareholder derivative litigation, the Appellate Division sustained the trial court's denial of defendants' motions to dismiss the complaints. Defendants' appeal of this denial was recently dismissed by the New Jersey Supreme Court. On November 6, 1997, the Judge ordered that discovery be halted in two of the four cases and that the defendants file motions for summary judgment by December 31, 1997 to dismiss these two cases. Discovery in the remaining two cases is continuing.

     (3) Form 10-K, Page 24. PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. Discovery is proceeding. On October 1, 1997, Westinghouse filed a motion for summary judgment. PSE&G cannot predict the outcome of these proceedings. Ernest H. Drew, a Director of Enterprise but not of PSE&G, became Chief Executive Officer - Industries and Technology Group of Westinghouse on July 1, 1997.

     (4) Form 10-K, Page 24. PSE&G settled the lawsuit brought against it by PECO and DP&L, two co-owners of Salem, relating to alleged damages resulting from the current outage of the facility. Under the terms of the settlement, PSE&G will pay a total of $82 million to PECO and DP&L by December 31, 1997. PSE&G is also obligated to pay $1.4 million for each reactor month that the outage continues beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. As of October 31, 1997, an aggregate of approximately 56 reactor months had accumulated due to Salem outages. PSE&G does not expect to make any payments under this provision. The parties have also agreed to an operating performance standard through December 31, 2007 for Peach Bottom (operated by PECO) and through December 31, 2011 for Salem. Under this standard, the operator of each respective station would be required to make payments to the non-operating owners if the three year capacity factor, determined annually, of such station falls below 40 percent, subject to a maximum of $25 million per year. The initial three-year period begins for Peach Bottom on January 1, 1998 and for Salem on the date the later of the two Salem units (Salem 1) returns to service. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year (see Results of Operations of MD&A and Note 3 Commitments and Contingent Liabilities).

     March 31, 1997 Form 10-Q, Page 22

     On March 18, 1997, Public Service Conservation Resources Corporation (PSCRC), an indirect wholly-owned subsidiary of Enterprise and a direct wholly-owned subsidiary of PSE&G, filed a collection action against Sycom Enterprises Limited Partnership (SYCOM) in connection with PSCRC's DSM business. PSCRC alleged that SYCOM has breached a number of different loan agreements under which PSCRC is owed approximately $13 million in principal and interest. On May 7, 1997, SYCOM filed a counterclaim against PSCRC and a third-party complaint against an officer and certain consultants of PSCRC, alleging damages of $750 million and asserting claims that pursuant to statute, if successful, would have permitted treble damages. On July 11, 1997, the Superior Court of New Jersey, Law Division, in response to a motion to dismiss filed by PSCRC, dismissed the State Racketeering Influenced Corrupt Organization Act (RICO) counts in SYCOM's counterclaim. SYCOM voluntarily withdrew its Federal RICO counts. Consequently, SYCOM no longer has a statutory basis for requesting treble damages. PSCRC and SYCOM have jointly requested that the court stay future proceedings in this matter until December 5, 1997, in order to enable the parties to engage in settlement discussions. PSCRC believes that the remaining counts of SYCOM's counterclaim and third-party complaint are spurious and without merit and PSCRC will vigorously contest such claims. At September 30, 1997, Enterprise and PSE&G had aggregate investments in PSCRC of $95 million, including intercompany loans. (Public Service Conservation Resources Corporation v. Sycom Enterprises Limited Partnership, Docket No. L-2744-97 Superior Court of New Jersey, Law Division, Middlesex County)

     In addition, see the following at the pages hereof indicated:

     (1) Page 12. Generic proceeding before the BPU relating to Competitive Transition Charges, Docket No. ET96090669. Form 10-K, Page 55.

     (2) Page 12. Proceedings before the BPU relating to PSE&G's Demand Side Adjustment Factor, Docket No. ER97020101.

     (3) Page 12. Proceedings before the BPU relating to PSE&G's Remediation Adjustment Charge (RAC) filed July 30, 1997, Docket No. GR97080573.

     (4) Page 12. Proceeding before the BPU relating to PSE&G's Levelized Gas Adjustment Clause, Docket No. GR96070554. Proceeding before the BPU relating to PSE&G's Levelized Gas Adjustment Clause filed on November 14, 1997, Docket No. to be assigned.

     (5) Page 13. General proceeding before the BPU relating to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS-106), Docket No. ER97070470.

     (6) Page 20. Proceeding before the BPU relating to PSE&G's request for an extension of authority to issue debt, Docket No. to be assigned.

     (7) Page 29. Proceeding before the BPU in the Matter of the Board's Determination a Management Audit be Performed on PSE&G, Docket No. EA97060397.

Item 5.  Other Information

     Certain information reported under Enterprise's and PSE&G's 1996 Annual and 1997 Quarterly Reports to the SEC is updated below. References are to the related pages of the Form 10-K and the quarterly reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997 as printed and distributed.

Nuclear Operations

     Form 10-K, Page 8 and June 30, 1997 Form 10-Q, Page 24

     On July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations, identified in May and June 1997, concern emergency core cooling system switchover and related residual heat removal system (RHR) flow issues, and Appendix R (fire protection) issues. In a letter dated October 8, 1997, the NRC informed PSE&G that a Level III violation was cited for the issues surrounding the RHR system and Level IV violations were cited for the two Appendix R issues. There was no civil penalty issued by the NRC.

     Form 10-K, Page 9 and March 31, 1997 Form 10-Q, Page 23

     In 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions. PSE&G (Hope Creek) participated in a GE BWR Owners' Group to evaluate this issue and develop long-term corrective actions. During its 1994 refueling outage, PSE&G inspected the shroud of Hope Creek in accordance with GE's recommendations and found no cracks. In June 1994, an industry group was formed and subsequently established generic inspection guidelines which were approved by the NRC. Hope Creek was initially placed in the lowest susceptibility category under these guidelines. Due to Hope Creek's operating time, it now falls into the intermediate susceptibility category. Another shroud inspection was performed by PSE&G during Hope Creek's current refueling outage in September 1997 and preliminary results from that inspection have been deemed to be satisfactory.

     Form 10-K, Page 9 and June 30, 1997 Form 10-Q, Page 24

     A predecisional enforcement conference was held with the NRC on August 12, 1997 to discuss apparent violations at Hope Creek relating to the installation of cross-tie valves in the residual heat removal system at Hope Creek in 1994. On October 20, 1997, the NRC issued a severity Level III violation for this matter. There was no civil penalty issued by the NRC.

     Form 10-K, Page 10 and March 31, 1997 Form 10-Q, Page 23

     In a separate matter, as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options and requires that actions be completed by the end of the unit's first refueling outage after January 1, 1997. Alternative resolution options will be subject to NRC approval. PSE&G has responded to the NRC, indicating its intention to comply with the Bulletin. PSE&G installed a portion of the required large capacity passive strainers at Hope Creek during the current refueling outage. On October 31, 1997, the NRC agreed to permit PSE&G to defer installation of the remaining strainers until the next refueling outage, currently scheduled for February 1999. PECO has advised PSE&G that large capacity passive strainers were installed at Peach Bottom 3 during its refueling outage in October 1997. Passive strainers will be installed at Peach Bottom 2 during its next refueling outage in October 1998. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

     New Matter

     A predecisional enforcement conference has been scheduled for December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem and Hope Creek in 1996. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

Nuclear Fuel

     Form 10-K, Page 11

     The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of the uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies.

     PSE&G has several long-term contracts with ore operators to process uranium ore to uranium concentrate to meet the currently projected requirements for the Salem and Hope Creek units fully through the year 2001 and thereafter, 50% of their requirements through the year 2003.

     PSE&G has been advised by PECO that it has contracts for the purchase of uranium which will extend through 2002 to meet the requirements of Peach Bottom 2 and 3.

     Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek and Peach Bottom.

Other State Regulatory Matters

     Form 10-K, Page 4 and June 30, 1997 Form 10-Q, Page 23

     In an Order dated June 25, 1997, the BPU determined to commence management audits of all New Jersey electric utilities, with the assistance of one or more consulting firms, under the direction of its own audit staff. The audit process is to include, but not be limited to, focused reviews of electric utility filings in response to the Energy Master Plan. The management audit process is currently underway for PSE&G.

Pennsylvania - New Jersey - Maryland Interconnection (PJM)

     Form 10-K, Page 6, March 31, 1997 Form 10-Q, Page 24 and June 30, 1997 Form 10-Q, Page 24

     On July 14, 1997, PJM set a new record peak of 49,408 MW, making it the third largest power pool in the world. PJM has implemented a bid-based energy market. FERC continues to review the PJM filings submitted in June 1997. PJM is taking measures to support retail choice programs within the control area.

Air Pollution Control

     Form 10-K, Page 15 and June 30, 1997 Form 10-Q, Page 24

     On October 10, 1997, the EPA took steps to limit Nitrogen Oxide (NOx) emissions from 22 states located in the eastern half of the United States. The proposal recognizes NOx as one of the pollutants responsible for the formation of ground level ozone and is based upon recommendations from the Ozone Transport Assessment Group (OTAG). The EPA anticipates that the identified reductions will support attainment of the ambient air quality standards for ozone in the Northeast. While impact to the operation of PSE&G facilities cannot be fully assessed at this time, PSE&G supports the EPA's position since scientific evidence indicates the change will improve air quality in New Jersey and the region. Additionally, the proposal recognizes the role of Midwestern pollution on the air quality in New Jersey.

     In September 1997, the New Jersey Department of Environmental Protection proposed regulations implementing the Ozone Transport Commission Memorandum of Understanding (MOU) on reducing regional NOx emissions from large stationary sources. This MOU affects electric utilities in the 12 state Ozone Transport Region (OTR). New Jersey's proposed rule calls for a 65% reduction in NOx from 1990 levels starting in 1999 and a 90% reduction starting in 2003. These reductions will be achieved through a regional emission trading program, similar to the Federal Acid Rain Program. PSE&G is currently assessing the compliance options under this proposal. The extent of investment in control technologies or operational changes will be directly related to the number of allowances PSE&G receives. PSE&G will not know the final allocation until the rule is adopted and thus cannot assess the potential cost at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)  A listing of exhibits being filed with this document is as follows:

Exhibit Number             Document

     12    Computation of Ratios of Earnings to Fixed Charges (Enterprise).

     12(A) Computation of Ratios of Earnings to Fixed Charges (PSE&G).

     12(B) Computation of Ratios of Earnings to Fixed  Charges  plus  Preferred
           Stock Dividend Requirements (PSE&G).

     27(A) Financial Data Schedule (Enterprise).

     27(B) Financial Data Schedule (PSE&G).

     (b)   Reports on Form 8-K:

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrants)

                         By:    PATRICIA A. RADO
                         -------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date:  November 14, 1997



                                                                      EXHIBIT 12
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES



                                                                            12 Months
                                                                              Ended
                                       YEARS ENDED DECEMBER 31,             September
                                                                               30,
                             -------  -------  ------  -------  ---------
                              1992     1993    1994     1995      1996         1997
                             -------  -------  ------  -------  ---------  -------------
                                                 (Millions of Dollars)
Earnings as Defined in
Regulation
S-K:

Net Income (A)                  475      549     667      627       588             535
Federal Income Taxes (B)        238      296     320      348       297             294
Fixed Charges                   538      539     535      549       528             532
                             -------  -------  ------  -------   -------   -------------
Earnings                      1,251    1,384   1,522    1,524     1,413           1,361
                             =======  =======  ======  =======   =======   =============


Fixed Charges as Defined in Regulation S-K (C):

Total Interest Expense (D)      481      471     462      464       453             459
Interest Factor in Rentals        9       11      12       12        12              11
Subsidiaries' Preferred
Securities Dividend
    Requirements                 --       --       2       16        28              42
Preferred Stock Dividends        32       38      41       34        23              13
Adjustment to Preferred and
    Preference Stock
Dividends to state on a
    pre-income tax basis         15       19      18       23        12               7

                             -------  -------  ------  -------   -------   -------------
Total Fixed Charges             537      539     535      549       528             532
                             =======  =======  ======  =======   =======   =============

Ratio of Earnings to Fixed
Charges                        2.33     2.57    2.84     2.78      2.68            2.56
                             =======  =======  ======  =======   =======   =============

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



                                                                  EXHIBIT 12 (A)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                             12 Months
                                                                               Ended
                                      YEARS ENDED DECEMBER 31,               September
                                                                                30,
                             -------  ------  -------  -------   -------
                              1992    1993     1994     1995      1996         1997
                             -------  ------  -------  -------   -------    ------------
                                                  (Millions of Dollars)
Earnings as Defined in
Regulation S-K:

Net Income                      476     615      659      617       535             508
Federal Income Taxes (A)        224     307      302      326       268             269
Fixed Charges                   411     401      408      419       438             446
                             -------  ------  -------  -------   -------    ------------
Earnings                      1,111   1,323    1,369    1,362     1,241           1,223
                             =======  ======  =======  =======   =======    ============


Fixed Charges as Defined in
Regulation S-K (B)

Total Interest Expense (C)      402     390      396      407       399             393
Interest Factor in Rentals        9      11       12       12        11              11
Subsidiaries' Preferred
Securities Dividend
  Requirements                   --      --       --       --        28              42

                             -------  ------  -------  -------   -------    ------------
Total Fixed Charges             411     401      408      419       438             446
                             =======  ======  =======  =======   =======    ============

Ratio of Earnings to Fixed
 Charges                       2.70    3.30     3.35     3.25      2.83            2.74
                             =======  ======  =======  =======   =======    ============

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


                                                                  EXHIBIT 12 (B)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                    COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                     PLUS PREFERRED STOCK DIVIDEND REQUIREMENTS


                                                                               12 Months
                                                                                 Ended
                                         YEARS ENDED DECEMBER 31,              September
                                                                                  30,
                             -------- --------  -------  -------   -------
                              1992     1993      1994     1995      1996          1997
                             -------- --------  -------  -------   -------    -------------
                                                 (Millions of Dollars)
Earnings as Defined in
Regulation
S-K:
Net Income                       476      615      659      617       535              508
Federal Income Taxes (A)         224      307      302      326       268              269
Fixed Charges                    411      401      408      419       438              446
                             -------- -------- --------  -------   -------    -------------
Earnings                       1,111    1,323    1,369    1,362     1,241            1,223
                             ======== ======== ========  =======   =======    =============

Fixed Charges as Defined in Regulation S-K (B):

Total Interest Expense (C)       402      390      396      407       399              393
Interest Factor in Rentals         9       11       12       12        11               11
Subsidiaries' Preferred
Securities Dividend
  Requirements                    --       --       --       --        28               42

Preferred Stock Dividends         32       38       42       49        23               13
Adjustment to Preferred and
    Preference Stock
Dividends to state on a
    pre-income tax basis          15       19       19       24        12                7
                             -------- -------- --------  -------   -------    -------------
Total Fixed Charges              458      458      469      492       473              466
                             ======== ======== ========  =======   =======    =============

Ratio of Earnings to Fixed
  Charges                       2.43     2.89     2.92     2.77      2.62             2.62
                             ======== ======== ========  =======   =======    =============

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