Form 10-Q
period 1998-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1998-05-13
CIK 788784, 81033

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

                   For the quarterly period ended March 31, 1998

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

                     Class: Common Stock, without par value

                   Outstanding at April 30, 1998: 231,957,608

As of April 30, 1998 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
                                                                       Page
   Public Service Enterprise Group Incorporated (Enterprise):

     Consolidated Statements of Income for the Three
     Months Ended March 31, 1998 and 1997............................    1

     Consolidated Balance Sheets as of March 31, 1998
     and December 31, 1997...........................................    2

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1998 and 1997............................    4

   Public Service Electric and Gas Company (PSE&G):

     Consolidated Statements of Income for the Three
     Months Ended March 31, 1998 and 1997............................    5

     Consolidated Balance Sheets as of March 31, 1998
     and December 31, 1997...........................................    6

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1998 and 1997............................    8

   Notes to Consolidated Financial Statements -- Enterprise..........    9

   Notes to Consolidated Financial Statements -- PSE&G...............   16

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations
     Enterprise......................................................   17
     PSE&G...........................................................   22

  Item 3. Qualitative and Quantitative Disclosures About Market Risk.   23

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...........................................   24

  Item 4. Submission of Matters to a Vote of Security Holders.........   25

  Item 5. Other Information...........................................   26

  Item 6. Exhibits and Reports on Form 8-K............................   28

  Signatures -- Enterprise............................................   29

  Signatures -- PSE&G.................................................   29

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     -----------------------------------------------------------------------

                           PART I. FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Millions of Dollars, except Per Share Data)
                                    (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------    ---------
                                                                                1998         1997
                                                                             ---------    ---------
OPERATING REVENUES
      Electric ............................................................  $   1,177    $     960
      Gas .................................................................        612          734
      Nonutility Activities ...............................................        112           38
                                                                             ---------    ---------
           Total Operating Revenues .......................................      1,901        1,732
                                                                             ---------    ---------

OPERATING EXPENSES
Operation
      Fuel for Electric Generation and Interchanged Power .................        486          248
      Gas Purchased .......................................................        391          422
      Other ...............................................................        291          249
Maintenance ...............................................................         48           58
Depreciation and Amortization .............................................        164          150
Taxes (Note 6)
      Income Taxes ........................................................        132          103
      Transitional Energy Facility Assessment/New Jersey
           Gross Receipts Taxes ...........................................         49          172
      Other ...............................................................         22           21
                                                                             ---------    ---------
           Total Operating Expenses .......................................      1,583        1,423
                                                                             ---------    ---------

OPERATING INCOME ..........................................................        318          309
                                                                             ---------    ---------

OTHER INCOME AND DEDUCTIONS
  Settlement of Salem Litigation - Net of Applicable
   Taxes of $29 ...........................................................        --           (53)
  Other - net .............................................................          6            2
                                                                             ---------    ---------
      Total Other Income and Deductions ...................................          6          (51)
                                                                             ---------    ---------

INCOME BEFORE INTEREST CHARGES AND
      DIVIDENDS ON PREFERRED SECURITIES ...................................        324          258
                                                                             ---------    ---------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
      Interest Expense ....................................................        120          110
     Allowance for Funds Used During Construction -
        Debt and Capitalized Interest .....................................         (4)          (6)
      Preferred Securities Dividend Requirements of Subsidiaries ..........         17           14
                                                                             ---------    ---------
           Total Interest Charges and Preferred Securities Dividends ......        133          118
                                                                             ---------    ---------

NET INCOME ................................................................  $     191    $     140
                                                                             =========    =========

AVERAGE SHARES OF COMMON STOCK
      OUTSTANDING (000's) .................................................    231,958      232,072

EARNINGS PER AVERAGE SHARE (Basic and Diluted) ............................  $    0.82    $    0.60
                                                                             =========    =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK ..................................  $    0.54    $    0.54
                                                                             =========    =========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)
                                                                               (Unaudited)
                                                                                March 31,  December 31,
                                                                                  1998        1997
                                                                                 -------   ------------
UTILITY PLANT - Original cost
  Electric ..................................................................... $13,731     $13,692
  Gas ..........................................................................   2,718       2,697
  Common .......................................................................     564         558
                                                                                 -------     -------
       Total ...................................................................  17,013      16,947
  Less: Accumulated depreciation and amortization ..............................   6,606       6,463
                                                                                 -------     -------
       Net .....................................................................  10,407      10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $272; 1997, $302 ....................................................     208         216
                                                                                 -------     -------
       Net Utility Plant in Service ............................................  10,615      10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $53; 1997, $60 .............................................     328         326
  Plant Held for Future Use ....................................................      24          24
                                                                                 -------     -------
       Net Utility Plant .......................................................  10,967      11,050
                                                                                 -------     -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1998, $23; 1997,
    $21, and net of valuation allowances - 1998, $10; 1997 $10 .................   2,881       2,873
 Nuclear Decommissioning and Other Special Funds ...............................     545         492
 Other Noncurrent Assets,  net of amortization - 1998, $17; 1997, $16, .........     167         167
                                                                                 -------     -------
       Total Investments and Other Noncurrent Assets ...........................   3,593       3,532
                                                                                 -------     -------
CURRENT ASSETS
  Cash and Cash Equivalents ....................................................      77          83
  Accounts Receivable:
    Customer Accounts Receivable ...............................................     631         520
    Other Accounts Receivable ..................................................     219         293
    Less: Allowance for Doubtful Accounts ......................................      45          41
  Unbilled Revenues ............................................................     189         270
  Fuel, at average cost ........................................................     170         310
  Materials and Supplies, at average cost, net of inventory valuation
    reserves - 1998, $12; 1997, $12 ............................................     146         142
  Miscellaneous Current Assets .................................................     145          86
                                                                                 -------     -------
       Total Current Assets ....................................................   1,532       1,663
                                                                                 -------     -------
DEFERRED DEBITS (Note 3)
  Unamortized Debt Expense .....................................................     130         136
  Deferred OPEB Costs ..........................................................     285         289
  Unrecovered Environmental Costs ..............................................     120         122
  Underrecovered Electric Energy and Gas Costs .................................     139         167
  Unrecovered SFAS 109 Deferred Income Taxes ...................................     716         725
  Deferred Demand Side Management Costs ........................................     148         116
  Other ........................................................................     134         143
                                                                                 -------     -------
       Total Deferred Debits ...................................................   1,672       1,698
                                                                                 -------     -------
TOTAL .......................................................................... $17,764     $17,943
                                                                                 =======     =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)

                                                                               (Unaudited)
                                                                                March 31,     December 31,
                                                                                  1998           1997
                                                                                ---------     -----------
CAPITALIZATION
  Common Stockholders' Equity:
    Common Stock ............................................................... $  3,603      $  3,603
    Retained Earnings ..........................................................    1,679         1,623
    Foreign Currency Translation Adjustment ....................................      (21)          (15)
                                                                                 --------      --------
       Total Common Stockholders' Equity .......................................    5,261         5,211
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption ...............................       95            95
    Preferred Stock With Mandatory Redemption ..................................       75            75
    Trust Originated Preferred Securities ......................................      225            --
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures .................................................      210           210
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures ..................................................      303           303
  Long-Term Debt ...............................................................    4,733         4,873
                                                                                 --------      --------
       Total Capitalization ....................................................   10,902        10,767
                                                                                 --------      --------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs ....................................       43            43
  Environmental Costs  (Note 4) ................................................       70            73
  Capital Lease Obligations ....................................................       50            52
                                                                                 --------      --------
       Total Other Long-Term Liabilities .......................................      163           168
                                                                                 --------      --------
CURRENT LIABILITIES
  Long-Term Debt due within one year ...........................................      358           340
  Commercial Paper and Loans ...................................................      970         1,448
  Accounts Payable .............................................................      613           686
  Other Accrued Taxes ..........................................................      254            70
  Other ........................................................................      329           283
                                                                                 --------      --------
       Total Current Liabilities ...............................................    2,524         2,827
                                                                                 --------      --------
DEFERRED CREDITS
  Deferred Income Taxes ........................................................    3,335         3,394
  Deferred Investment Tax Credits ..............................................      338           343
  Deferred OPEB Costs ..........................................................      306           289
  Other ........................................................................      196           155
                                                                                 --------      --------
       Total Deferred Credits ..................................................    4,175         4,181
                                                                                 --------      --------
COMMITMENTS AND CONTINGENT LIABILITIES  (Note 4) ...............................     --            --
                                                                                 --------      --------
TOTAL .......................................................................... $ 17,764      $ 17,943
                                                                                 ========      ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1998       1997
                                                                                 -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................... $ 191      $ 140
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ..............................................   164        150
    Amortization of Nuclear Fuel ...............................................    19         17
    Recovery (deferral) of Electric Energy and Gas Costs - net .................    28        (31)
    Unrealized Losses (Gains) on Investments - net .............................   (35)        14
    Proceeds from Leasing Activities ...........................................   (59)        14
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues .................    48         15
     Net decrease in Inventory - Fuel and Materials and Supplies ...............   136        178
     Net decrease in Accounts Payable ..........................................   (73)       (84)
     Net change in Prepaid / Other Accrued Taxes ...............................   184        232
     Net change in Other Current Assets and Liabilities ........................   (13)      (121)
    Other ......................................................................    (4)        (5)
                                                                                 -----      -----
       Net cash provided by operating activities ...............................   586        519
                                                                                 -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ...................................   (81)      (107)
  Net decrease (increase) in Long-Term Investments and Real Estate .............    51        (74)
  Contribution to Decommissioning Funds and Other Special Funds ................   (29)        (7)
  Other ........................................................................   (17)       (12)
                                                                                 -----      -----
       Net cash used in investing activities ...................................   (76)      (200)
                                                                                 -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in Short-Term Debt ..............................................  (478)       (96)
  Redemption of Long-Term Debt .................................................  (122)       (57)
  Redemption of Preferred Stock ................................................  --          (19)
  Issuance of Preferred Securities .............................................   225         95
  Retirement of Common Stock ...................................................  --          (43)
  Cash Dividends Paid on Common Stock ..........................................  (125)      (125)
  Other ........................................................................   (16)        (2)
                                                                                 -----      -----
       Net cash used in financing activities ...................................  (516)      (247)
                                                                                 -----      -----
Net (decrease) increase in Cash and Cash Equivalents ...........................    (6)        72
Cash and Cash Equivalents at Beginning of Period ...............................    83        279
                                                                                 -----      -----
Cash and Cash Equivalents at End of Period ..................................... $  77      $ 351
                                                                                 =====      =====

Income Taxes Paid .............................................................. $  50      $   3
Interest Paid .................................................................. $ 109      $  74

See Notes to Consolidated Financial Statements.

                              PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME
                                      (Millions of Dollars)
                                           (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------    -------
                                                                      1998       1997
                                                                     -------    -------
OPERATING REVENUES
      Electric ...................................................   $ 1,177    $   960
      Gas ........................................................       612        734
                                                                     -------    -------
              Total Operating Revenues ...........................     1,789      1,694
                                                                     -------    -------

OPERATING EXPENSES
Operation
      Fuel for  Electric Generation and Interchanged Power .......       486        248
      Gas Purchased ..............................................       391        422
      Other ......................................................       259        232
Maintenance ......................................................        48         58
Depreciation and Amortization ....................................       162        149
Taxes (Note 6)
      Income Taxes ...............................................       115        102
      Transitional Energy Facility Assessment/New Jersey
         Gross Receipts Taxes ....................................        49        172
      Other ......................................................        20         19
                                                                     -------    -------
              Total Operating Expenses ...........................     1,530      1,402
                                                                     -------    -------

OPERATING INCOME .................................................       259        292
                                                                     -------    -------

OTHER INCOME AND DEDUCTIONS
      Settlement of Salem Litigation - Net of  Applicable
         Taxes of $29 ............................................      --          (53)
      Other - net ................................................         2          2
                                                                     -------    -------
            Total Other Income and Deductions ....................         2        (51)
                                                                     -------    -------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES ..............................       261        241
                                                                     -------    -------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
      Interest Expense ...........................................        96         96
      Allowance for Funds Used During Construction - Debt ........        (3)        (5)
      Preferred Securities Dividend Requirements of Subsidiaries .        11         10
                                                                     -------    -------
         Total Interest Charges and Preferred Securities Dividends       104        101
                                                                     -------    -------

NET INCOME .......................................................       157        140
                                                                     -------    -------

Preferred Stock Dividend Requirements ............................         2          4
                                                                     -------    -------

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
  GROUP INCORPORATED .............................................   $   155    $   136
                                                                     =======    =======

See Notes to Consolidated Financial Statements.

                               PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                        (Millions of Dollars)

                                                                                 (Unaudited)
                                                                                  March 31,  December 31,
                                                                                   1998          1997
                                                                                  -------    ------------
UTILITY PLANT - Original cost
  Electric .....................................................................  $13,731     $13,692
  Gas ..........................................................................    2,718       2,697
  Common .......................................................................      564         558
                                                                                  -------     -------
       Total ...................................................................   17,013      16,947
  Less: Accumulated depreciation and amortization ..............................    6,606       6,463
                                                                                  -------     -------
       Net .....................................................................   10,407      10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $272; 1997, $302 ....................................................      208         216
                                                                                  -------     -------
       Net Utility Plant in Service ............................................   10,615      10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $53; 1997, $60 .............................................      328         326
  Plant Held for Future Use ....................................................       24          24
                                                                                  -------     -------
       Net Utility Plant .......................................................   10,967      11,050
                                                                                  -------     -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1998, $23; 1997, $21,
    and net of valuation allowances - 1998, $10; 1997, $10 .....................      139         137
  Nuclear Decommissioning and Other Special Funds ..............................      545         492
 Other Noncurrent Assets .......................................................       46          45
                                                                                  -------     -------
       Total Investments and Other Noncurrent Assets ...........................      730         674
                                                                                  -------     -------
CURRENT ASSETS
  Cash and Cash Equivalents ....................................................       18          17
  Accounts Receivable:
    Customer Accounts Receivable ...............................................      572         488
    Other Accounts Receivable ..................................................      186         232
    Less: Allowance for Doubtful Accounts ......................................       43          41
  Unbilled Revenues ............................................................      189         270
  Fuel, at average cost ........................................................      170         310
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1998, $12; 1997, $12 ..................................      146         142
  Miscellaneous Current Assets .................................................       73          81
                                                                                  -------     -------
       Total Current Assets ....................................................    1,311       1,499
                                                                                  -------     -------
DEFERRED DEBITS (Note 3)
  Unamortized Debt Expense .....................................................      129         135
  Deferred OPEB Costs ..........................................................      285         289
  Unrecovered Environmental Costs ..............................................      120         122
  Underrecovered Electric Energy and Gas Costs .................................      139         167
  Unrecovered SFAS 109 Deferred Income Taxes ...................................      716         725
  Deferred Demand Side Management Costs ........................................      148         116
  Other ........................................................................      134         143
                                                                                  -------     -------
       Total Deferred Debits ...................................................    1,671       1,697
                                                                                  -------     -------
TOTAL ..........................................................................  $14,679     $14,920
                                                                                  =======     =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)



                                                                             (Unaudited)
                                                                              March 31,    December 31,
                                                                                1998           1997
                                                                              --------     -----------

CAPITALIZATION
  Common Stockholder's Equity:
    Common Stock ..........................................................   $ 2,563      $ 2,563
    Contributed Capital ...................................................       594          594
    Retained Earnings .....................................................     1,382        1,352
                                                                              -------      -------
       Total Common Stockholder's Equity ..................................     4,539        4,509
  Preferred Stock Without Mandatory Redemption ............................        95           95
  Preferred Stock  With Mandatory Redemption ..............................        75           75
  Subsidiaries' Preferred Securities:
    Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
       Subordinated Debentures ............................................       210          210
    Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
      Subordinated Debentures .............................................       303          303
  Long-Term Debt ..........................................................     4,123        4,126
                                                                              -------      -------
       Total Capitalization ...............................................     9,345        9,318
                                                                              -------      -------
OTHER LONG-TERM LIABILITIES
  Decontamination and Decommissioning Costs ...............................        43           43
  Environmental Costs  (Note 4) ...........................................        70           73
  Capital Lease Obligations ...............................................        50           52
                                                                              -------      -------
       Total Other Long-Term Liabilities ..................................       163          168
                                                                              -------      -------
CURRENT LIABILITIES
  Long-Term Debt due within one year ......................................        18          118
  Commercial Paper and Loans ..............................................       822        1,106
  Accounts Payable ........................................................       584          608
  Other Accrued Taxes .....................................................       116           34
  Other ...................................................................       255          234
                                                                              -------      -------
       Total Current Liabilities ..........................................     1,795        2,100
                                                                              -------      -------
DEFERRED CREDITS
  Deferred Income Taxes ...................................................     2,559        2,569
  Deferred Investment Tax Credits .........................................       328          333
  Deferred OPEB Costs .....................................................       306          289
  Other ...................................................................       183          143
                                                                              -------      -------
       Total Deferred Credits .............................................     3,376        3,334
                                                                              -------      -------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4) ...........................      --            --
                                                                              -------      -------
TOTAL .....................................................................   $14,679      $14,920
                                                                              =======      =======

See Notes to Consolidated Financial Statements.


                       PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Millions of Dollars)
                                      (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                            1998      1997
                                                                           -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................. $ 157    $ 140
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization .........................................   162      149
    Amortization of Nuclear Fuel ..........................................    19       17
    Recovery (deferral) of Electric Energy and Gas Costs - net ............    28      (31)
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues ............    45       14
     Net decrease in Inventory - Fuel and Materials and Supplies ..........   136      178
     Net decrease in Accounts Payable .....................................   (24)     (25)
     Net change in Prepaid / Other Accrued Taxes ..........................    82      171
     Net change in Other Current Assets and Liabilities ...................    29      (91)
    Other .................................................................    (1)     (16)
                                                                            -----    -----
       Net cash provided by operating activities ..........................   633      506
                                                                            -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ..............................   (81)    (107)
  Contribution to Decommissioning Funds and Other Special Funds ...........   (29)      (7)
  Other ...................................................................    (8)     (10)
                                                                            -----    -----
       Net cash used in investing activities ..............................  (118)    (124)
                                                                            -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in Short-Term Debt .........................................  (284)     (95)
  Redemption of Long-Term Debt ............................................  (103)     (25)
  Redemption of Preferred Stock ...........................................    --      (19)
  Issuance of Preferred Securities ........................................    --       95
  Cash Dividends Paid .....................................................  (127)    (131)
  Other ...................................................................    --       (3)
                                                                            -----    -----
       Net cash used in financing activities ..............................  (514)    (178)
                                                                            -----    -----
Net increase in Cash and Cash Equivalents .................................     1      204
Cash and Cash Equivalents at Beginning of Period ..........................    17       47
                                                                            -----    -----
Cash and Cash Equivalents at End of Period ................................ $  18    $ 251
                                                                            =====    =====

Income Taxes Paid ......................................................... $  28    $   4
Interest Paid ............................................................. $ 105    $  71

See Notes to Consolidated Financial Statements.

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     -----------------------------------------------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1997 Annual Report on Form 10-K. These Notes update and supplement matters discussed in the 1997 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 1997 Annual Report on Form 10-K. Certain reclassifications of the prior year's data have been made to conform with the current presentation.

Note 2.  Rate Matters

     New Jersey Energy Master Plan

     As reported in the 1997 Form 10-K, on April 30, 1997, the New Jersey Board of Public Utilities (BPU) issued its final report regarding Phase II (final Phase II report) of the Energy Master Plan addressing wholesale and retail electric competition in New Jersey. In accordance with the final Phase II report, Public Service Electric and Gas Company (PSE&G) filed a proposal regarding competition and rates with the BPU on July 15, 1997. The BPU is in the process of reviewing filings of all New Jersey electric utilities and is currently holding hearings. The hearings on PSE&G's proposal commenced in early February 1998 and are expected to conclude during the second quarter of 1998, with a decision expected during the third quarter of 1998. The decision of the BPU in the Energy Master Plan proceeding and the legislation required to implement certain aspects of electric restructuring, if enacted into law, will establish the industry rules for the future. These actions are expected to fundamentally change the electric industry in the State by introducing retail competition to replace the utilities' former monopoly position and potentially requiring or resulting in the separation or sale of generation assets.

     Also, as previously reported, by Order dated June 25, 1997, the BPU commenced management audits of all New Jersey electric utilities, with the assistance of one or more consulting firms, under the direction of its own audit staff. The audit process included, but was not limited to, reviews of electric utility filings in response to the Energy Master Plan. The management audit process for PSE&G concluded in December 1997 with a report of the BPU's management consultants relating to issues of stranded costs, securitization and consumer rate reductions. A second report on restructuring was filed on February 27, 1998. These audit reports were approved for release by the BPU on January 29, 1998 and March 5, 1998, respectively, and are being considered as part of the proceedings discussed below. The BPU can adopt, reject or modify the audit reports' results in its decision on PSE&G's proposal. PSE&G cannot predict the extent to which the BPU will rely on the results of these audit reports in evaluating PSE&G's proposal.

     The BPU requested the Office of Administrative Law (OAL) to hold evidentiary hearings regarding stranded costs and unbundling issues. These hearings concluded on March 18, 1998. The audit report released in January 1998 is being considered as part of this proceeding. Both initial and reply legal briefs regarding those issues were filed with the OAL in April 1998. The OAL Judge has 45 days from the filing of such briefs to render his advisory, non-binding decision to the BPU.

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

   --------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 Hearings at the BPU began on April 27, 1998 addressing other restructuring issues, such as market power, affiliate transactions and consumer protection. The audit report released in March 1998, relating to these issues, is being considered as part of this proceeding. Those hearings are expected to last one month.

     The BPU has indicated its intent to submit draft legislation to the Governor later this Spring to provide it requisite authority to implement wholesale and retail electric competition in New Jersey. Legislative leadership has indicated that it probably will not consider passage of a legislative package providing such authority until this Fall. The outcome of these administrative and legislative proceedings could have a material adverse effect on Public Service Enterprise Group Incorporated's (Enterprise) and PSE&G's financial condition, results of operations and net cash flows. Enterprise and PSE&G cannot predict the outcome of this matter.

     Levelized Gas Adjustment Clause (LGAC)

     On November 14, 1997, PSE&G filed an LGAC petition with the BPU requesting a $45 million annual increase in its LGAC for the period January 1, 1998 to December 31, 1998, which as filed would increase a typical residential bill by approximately 4.8%. Public hearings were held on February 3, 1998. On February 18, 1998, the BPU approved a Stipulation agreed to by the parties in the proceeding providing for an interim increase in LGAC revenues of approximately $31 million, excluding State sales and use tax, or an increase of 3.5% on a typical residential bill. The parties continue to litigate this matter. PSE&G cannot predict the final outcome of this proceeding.

     In April 1997, the BPU approved PSE&G's proposal for a residential gas unbundling pilot program (SelectGas) allowing 65,000 residential natural gas customers, out of a total of 1.4 million residential gas customers, to participate in the competitive marketplace effective May 1, 1997. To date, of the 65,000 eligible customers, none have subscribed to the program. On April 30, 1998, PSE&G filed a report with the BPU on SelectGas and its proposed refinements for a permanent residential gas unbundling program. PSE&G has proposed that under SelectGas 300,000 residential customers be permitted to choose their gas supplier on a first-come, first-served basis. This expanded program is expected to commence by the later of sixty days after a BPU order resolving this matter or September 30, 1998. PSE&G proposes that the remaining residential customers be eligible to choose their gas supplier by July 1, 1999 or such date set by the BPU.

     Electric Levelized Energy Adjustment Clause (LEAC)/Demand Side Adjustment Factor (DSAF)

     On February 24, 1997, PSE&G requested an annualized increase of $151.8 million in the DSAF component of the LEAC effective for the period from May 1997 through December 1998. The request included recovery of electric Demand Side Management (DSM)/conservation costs related to BPU-approved programs. On April 1, 1998, the BPU approved $150.8 million of PSE&G's requested increase. This increase was effective for service rendered on or after April 3, 1998.

     At March 31, 1998, PSE&G had an underrecovered balance, including interest, of approximately $155 million related to electric DSM programs. Such amount is included in Deferred Debits on Enterprise's and PSE&G's Consolidated Balance Sheets (see Note 3. Regulatory Assets and Liabilities).

     As reported in the 1997 Form 10-K, while PSE&G's proposal in response to the final Phase II report of the Energy Master Plan provides for a transition period of seven years with basic tariff rates being capped and the discontinuation of the LEAC effective December 31, 1998, such proposal provides for recovery of mandated societal costs, including DSM, to be adjusted based on changes in such costs. PSE&G estimates that the underrecovered electric DSM programs balance at December 31, 1998 will be approximately $130 million. For further discussion of the potential impact on Enterprise and PSE&G of the Energy Master Plan proceedings, see New Jersey Energy Master Plan.

Note 3.  Regulatory Assets and Liabilities

   Regulatory assets and liabilities are recorded in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). At March 31, 1998 and December 31, 1997, respectively, Enterprise and PSE&G had deferred the following regulatory assets on the Consolidated Balance Sheets:

                                                          March 31, December 31,
                                                            1998        1997
                                                          --------- ------------
                                                           (Millions of Dollars)
   Unamortized Debt Expense.............................      $129        $135
   Deferred OPEB Costs..................................       285         289
   Unrecovered Environmental Costs......................       120         122
   Underrecovered Electric Energy and Gas Costs.........       139         167
   Unrecovered SFAS 109 Income Taxes....................       716         725
   Deferred Demand Side Management Costs................       148         116
   Deferred Decontamination and Decommissioning Costs...        43          43
   Property Abandonments................................        33          37
   Unrecovered Plant and Regulatory Study Costs.........        33          34
   Oil and Gas Property Write-Down......................        24          26
                                                            ------      ------
      Total Regulatory Assets...................            $1,670      $1,694
                                                            ======      ======

   Underrecovered Electric Energy and Gas Costs: Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC. PSE&G's deferred fuel balances as of March 31, 1998 and December 31, 1997, respectively, reflect underrecovered costs as follows:


                                                    March 31,   December 31,
                                                      1998         1997
                                                    ---------   ------------
                                                    (Millions of Dollars)
   Underrecovered Electric Energy Costs.........      $60         $91
   Underrecovered Gas Fuel Costs................       79          76
                                                      ---         ---
     Total......................................     $139        $167
                                                     ====        ====

   The BPU Order dated December 31, 1996 provides PSE&G the opportunity, but not a guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover its December 31, 1996 underrecovered LEAC balance of $151 million without any change in the current energy component of the LEAC charge. Management believes that it will recover this amount by December 31, 1998 and continues to follow deferred accounting treatment for the LEAC.

   Deferred Demand Side Management Costs: Recoveries of DSM/conservation costs (related to BPU-approved programs) are determined by the BPU. PSE&G's deferred DSM balance as of March 31, 1998 and December 31, 1997, respectively, reflects underrecovered/(overrecovered) costs as follows:

                                                    March 31,   December 31,
                                                      1998         1997
                                                    ---------   ------------
                                                    (Millions of Dollars)
   Deferred DSM (Including Interest)--Electric...     $155        $122
   Deferred DSM (Including Interest)--Gas........       (7)         (6)
                                                       ----        ----
     Total.......................................      $148        $116
                                                       ====        ====

    The increase in the electric balance is primarily due to the ongoing underrecovery of DSM costs (see Note 2. Rate Matters).

Note 4.  Commitments and Contingent Liabilities

   Settlement of Salem Litigation

    As reported in the 1997 Form 10-K, on May 12, 1997, PSE&G settled the lawsuit brought against it by PECO Energy Company (PECO Energy) and Delmarva Power & Light Company (DP&L), two co-owners of Units 1 and 2 of the Salem Nuclear Generating Station (Salem 1 and 2), related to alleged damages resulting from the outage of the facility. One aspect of this settlement obligated PSE&G to pay $1.4 million for each reactor month that the outage continued beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. PSE&G will not make any payments under this provision since the aggregate Salem outage was 61 reactor months. Salem 2 returned to service on August 30, 1997 and Salem 1 returned to service on April 17, 1998.

   PECO Energy, DP&L and PSE&G have also agreed to an operating performance standard (OPS) applicable to Salem and the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom) through their retirements, now scheduled for December 31, 2011 and December 31, 2007, respectively. PSE&G is the operator of Salem and PECO Energy is the operator of Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding Atlantic Electric Company) commencing in January 2001 if the three-year historical average maximum dependable capacity net capacity factor
(MDC) (defined below) for that station for the preceding year, calculated as of December 31 of such year, falls below 40%. Any such payment is limited to a maximum of $25 million per year. MDC is the gross electrical output for a station measured at the output terminals of its turbine generators during the most restrictive seasonal conditions, less the station's service load. The initial three-year period for Peach Bottom began January 1, 1998 and will end December 31, 2000. The initial three-year period for Salem began April 17, 1998 and will end December 31, 2000. Excluded from the three-year calculation is any period of time to which force majeure (as defined in the OPS) is applicable. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

   Year 2000

   Many of Enterprise's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. During the first quarter of 1998, $5 million of costs related to Year 2000 readiness were incurred. Management estimates the total cost of this effort to be about $92 million to be incurred from 1997 through 2001, of which $41 million is expected to be incurred in 1998. A portion of these costs are not likely to be incremental to Enterprise or PSE&G, but rather, will represent a redeployment of existing personnel/resources.

   An inability of Enterprise, PSE&G, their subsidiaries, both domestic and overseas holdings, members of the Pennsylvania--New Jersey--Maryland Interconnection (PJM) or Enterprise's or PSE&G's critical suppliers to meet the Year 2000 deadline could have a material adverse impact on Enterprise's and PSE&G's operations, financial condition, results of operations and net cash flows.

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

   The NJDEP has recently revised regulations concerning site investigation and remediation. These regulations will require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the utility industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites located on surface water bodies. PSE&G and predecessor companies owned and/or operated facilities located on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

   PSE&G Manufactured Gas Plant Remediation Program (Remediation Program)

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

Note 5.  Financial Instruments and Risk Management

   Enterprise's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and prices of security investments. Enterprise's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

   Equity Securities -- Enterprise Diversified Holdings Incorporated (EDHI)

   Public Service Resources Corporation (PSRC), a wholly-owned subsidiary of EDHI, has investments in equity securities and partnerships which invest in equity securities. The aggregate carrying value approximates the fair market value of $201 million and $185 million as of March 31, 1998 and December 31, 1997, respectively.

   Natural Gas Hedging -- EDHI

   As of March 31, 1998, Energis Resources Incorporated (Energis), a wholly-owned subsidiary of EDHI, had outstanding futures contracts to buy natural gas related to fixed-price natural gas sales commitments. Such contracts hedged approximately 100% of its fixed price sales commitments at March 31, 1998. As of March 31, 1998, Energis had net unrealized hedge gains of $4 million.

   Nuclear Decommissioning Trust Funds -- PSE&G

   Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying value of $492 million and $459 million of these funds approximates the fair market value as of March 31, 1998 and December 31, 1997, respectively.

Note 6.  Income Taxes

     As reported in the 1997 Form 10-K, the New Jersey Gross Receipts and Franchise Tax (NJGRT) was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment
(TEFA), with no material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G. The TEFA will be phased out over five years. While under NJGRT, PSE&G was subject to an effective state tax on unit sales equal to approximately 13% of receipts, as a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will be substantially reduced. Interim rates were implemented with regard to the new tax structure effective with service rendered on and after January 1, 1998. The BPU continues its administrative review of the filings of all New Jersey utilities and is expected to approve permanent rates no later than July 1, 1998.

   Therefore, effective January 1, 1998, PSE&G became subject to the New Jersey Corporate Business Tax. Consequently, the effective income tax rate differs from the statutory Federal income tax rate as follows:

                                     Quarter Ended      Quarter Ended
                                    March 31, 1998     March 31, 1997
                                    ----------------   ----------------

    Federal tax provision at            35.0%                 35.0%
      statutory rate
    New Jersey Corporate Business
      Tax, net of Federal benefit        5.9%                   --
    Other-- net                          0.2%                 (0.4)%
                                        -----                 ------
       Effective Income Tax Rate        41.1%                 34.6%
                                        =====                 ======

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

   --------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


Note 7.  Accounting Matters

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 dictates that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. It also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Enterprise and PSE&G have adopted SFAS 130 effective with this filing. The effects of adoption of SFAS 130 are not material for Enterprise or PSE&G.

   In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which is effective for financial statements for periods beginning after December 15, 1997. This statement revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Since SFAS 132 solely revises disclosure requirements, the adoption of SFAS 132 will not have a material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides criteria for capitalizing certain internal-use software costs. The adoption of SOP 98-1 is not expected to have a material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G.

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 provides for the expensing of the costs of start-up activities as incurred. Enterprise and PSE&G are currently evaluating the impact, if any, of SOP 98-5.

                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY

      ---------------------------------------------------------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Notes to Consolidated Financial Statements of Enterprise are incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

      Note 1. Basis of Presentation
      Note 2. Rate Matters
      Note 3. Regulatory Assets and Liabilities
      Note 4. Commitments and Contingent Liabilities
      Note 5. Financial Instruments and Risk Management
      Note 7. Accounting Matters

Note 6.  Income Taxes

     As reported in the 1997 Form 10-K, the New Jersey Gross Receipts and Franchise Tax (NJGRT) was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment
(TEFA), with no material impact on the financial condition, results of operations and net cash flows of Enterprise and PSE&G. The TEFA will be phased out over five years. While under NJGRT, PSE&G was subject to an effective state tax on unit sales equal to approximately 13% of receipts, as a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will be substantially reduced. Interim rates were implemented with regard to the new tax structure effective with service rendered on and after January 1, 1998. The BPU continues its administrative review of the filings of all New Jersey utilities and is expected to approve permanent rates no later than July 1, 1998.

   Therefore, effective January 1, 1998, PSE&G became subject to the New Jersey Corporate Business Tax. Consequently, the effective income tax rate differs from the statutory Federal income tax rate as follows:

                                              Quarter Ended      Quarter Ended
                                              March 31, 1998     March 31, 1997
                                              --------------     --------------

    Federal tax provision at statutory rate         35.0%              35.0%
    New Jersey Corporate Business Tax,
       net of Federal benefit                        5.9%               --
    Other -- net                                     1.8%              (0.2)%
                                                    -----              ------
       Effective Income Tax Rate                    42.7%              34.8%
                                                    =====              ======

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     -----------------------------------------------------------------------

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) 1997 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of Enterprise and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of Enterprise and should be read in conjunction with such Statements and Notes.

Results of Operations

   Basic and diluted earnings per share of Enterprise common stock (Common Stock) were $0.82 for the quarter ended March 31, 1998, representing an increase of $0.22 or 37% per share from the comparable 1997 period.

   Public Service Electric and Gas Company's (PSE&G) contribution to earnings per share of Common Stock for the quarter ended March 31, 1998 increased $0.09 from the comparable 1997 period primarily due to the one-time charge to earnings of $55 million or $0.24 per share in the first quarter of 1997 resulting from the settlements of lawsuits filed by the co-owners of Salem. This increase was partially offset by lower revenues due to the mild winter weather in the first quarter of 1998 as well as higher operation and depreciation expenses.

   Enterprise Diversified Holdings Incorporated's (EDHI) contribution to earnings per share of Common Stock for the quarter ended March 31, 1998 increased $0.13 from the comparable 1997 period primarily due to greater earnings of Public Service Resources Corporation (PSRC). PSRC's earnings increase was due to higher income from investments in leveraged buyout and venture capital partnerships, a gain resulting from the exercise of an early buyout option by the lessee in a leveraged lease and higher earnings from new leveraged lease investments.

PSE&G -- Revenues

   Electric

   Revenues  increased  $217 million or 23% for the quarter ended March 31, 1998
from   the  comparable  period  in 1997  primarily  due  to  an   increase   in
energy trading activity and higher sales to large industrial customers. See PSE&G -- Expenses -- Fuel for Electric Generation and Interchanged Power.

   These increases were partially offset with a decrease to revenue caused by New Jersey energy tax reform in 1998 (see Note 6. Income Taxes of Notes). Collection of New Jersey Gross Receipts and Franchise Tax (NJGRT) was reflected in revenue in 1997, but with energy tax reform, the portion of NJGRT replaced by the State sales and use tax is no longer reflected in revenue or expense on the income statement. State sales and use tax is a liability of the customer, collected by PSE&G and remitted to the State and is recorded in Tax Collections Payable which is included in Other Current Liabilities on the Consolidated Balance Sheets.

   Gas

   Revenues decreased $122 million or 17% for the quarter ended March 31, 1998 from the comparable period in 1997. The decrease was primarily due to lower recovery of fuel costs and decreased therm sales due to milder winter weather in 1998 and energy tax reform (see PSE&G -- Revenues -- Electric above).

PSE&G -- Expenses

   Fuel for Electric Generation and Interchanged Power

   Fuel for Electric Generation and Interchanged Power increased $238 million or 96% for the quarter ended March 31, 1998 from the comparable 1997 period primarily due to an increase in energy trading activity. Effective January 1, 1998, the amount included for Electric Levelized Energy Adjustment Clause (LEAC) under/overrecovery represents the difference between fuel-related revenues and fuel-related expenses which are comprised of the cost of generation and interchanged power at the PJM market clearing price. Effective April 1, 1998, the PJM locational marginal price replaced the PJM market clearing price. To the extent fuel revenue and expense flow through the LEAC mechanism, variances in fuel revenues and expenses offset and thus have no direct effect on earnings.

   Gas Purchased

   Gas purchased decreased $31 million or 7% for the quarter ended March 31, 1998 from the comparable 1997 period. The decrease was primarily due to the mild winter weather in 1998. Due to the operation of the Levelized Gas Adjustment Clause (LGAC) mechanism, variances in fuel revenues and expenses offset, and have no direct effect on earnings.

   Income Taxes

   PSE&G became subject to State income tax effective January 1, 1998 due to energy tax reform in the State of New Jersey (see Note 6. Income Taxes of Notes). Income Taxes increased $13 million or 13% for the quarter ended March 31, 1998 from the comparable 1997 period. This increase is due to the inclusion of State income tax of $31 million, partially offset by a decrease in Federal income tax of $18 million due to a decrease in pre-tax operating income.

   Transitional Energy Facility Assessment (TEFA)/New Jersey Gross Receipts and Franchise Tax (NJGRT)

   TEFA/NJGRT decreased $123 million or 72% for the quarter ended March 31, 1998 from the comparable 1997 period due to New Jersey energy tax reform. For 1998, the amount represents TEFA unit based taxes while the 1997 amount represents NJGRT unit based taxes. The TEFA unit tax rates are approximately 30% of the NJGRT unit tax rates. See PSE&G -- Revenues and Income Taxes above and Note 6. Income Taxes of Notes for other impacts of New Jersey energy tax reform.

Year 2000 Expenses -- Enterprise and PSE&G

   For a  discussion  of  Year  2000  expenses,  see  Note 4.   Commitments  and
Contingent Liabilities of Notes.

EDHI -- Earnings

                                                            Increase (Decrease)
                                                            --------------------
                                                            Three Months Ended
                                                                 March 31,
                                                               1998 vs. 1997
                                                           --------------------
                                                           (Millions of Dollars)
    PSRC                                                            $31
    Community Energy Alternatives Incorporated (CEA)                  2
    Energis Resources Incorporated (Energis)                         (1)
    Enterprise Group Development Corporation (EGDC)                  --
                                                                    ---
                    Total                                           $32
                                                                    ===

   EDHI's earnings were $36 million for the quarter ended March 31, 1998, an increase of $32 million from the comparable 1997 period. The increase was primarily due to PSRC's higher income from investments in leveraged buyout and venture capital partnerships, a gain resulting from the exercise of an early buyout option by the lessee in a leveraged lease and higher earnings from new leveraged lease investments.

Liquidity and Capital Resources

   Enterprise

   Enterprise is a public utility holding company and as such, has no operations of its own. The following discussion of Enterprise's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of Enterprise's two direct subsidiaries, PSE&G and EDHI.

   Cash generated from PSE&G's operations is expected to provide the major source of funds for PSE&G's business. EDHI's growth will be funded through external financings, cash generated from EDHI's operations and equity capital.

   Dividend payments on Common Stock were $0.54 per share and totaled $125 million for the quarter ended March 31, 1998. Since 1986, PSE&G has made regular cash payments to Enterprise in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G has paid quarterly dividends on its common stock in each year commencing in 1948, the year of the distribution of PSE&G's common stock by Public Service Corporation of New Jersey, the former parent of PSE&G. PSE&G paid dividends of $125 million to Enterprise during the quarter ended March 31, 1998. From 1992 through 1996, EDHI made regular cash payments to Enterprise in the form of dividends on outstanding shares of EDHI's common stock. Due to the growth in EDHI investment activities, no dividends on EDHI's common stock were paid in the first quarter of 1998 or are anticipated for 1998. In the first quarter of 1998, EDHI paid $2 million of dividends related to its preferred stock issued to Enterprise.

   Enterprise has paid quarterly dividends in each year commencing with the corporate restructuring of PSE&G in 1985 when Enterprise became the owner of all the outstanding common stock of PSE&G. While a key objective of the Board of Directors of Enterprise is to keep the Common Stock dividend secure, amounts and dates of such dividends as may be declared will necessarily be dependent upon Enterprise's future earnings, financial requirements and other factors including the receipt of dividend payments from its subsidiaries.

   Enterprise and PSE&G have issued Deferrable Interest Subordinated Debentures in connection with the issuance of tax deferred preferred securities. If, and for as long as, payments on those Deferrable Interest Subordinated Debentures have been deferred, or Enterprise or PSE&G has defaulted on the indenture related thereto or its guarantee thereof, neither Enterprise nor PSE&G may pay any dividends on their common and preferred stock.

   As of March 31, 1998,  Enterprise's capital structure consisted of 48% common
equity,   44%  long-term  debt  and  8%  preferred  stock  and  other  preferred securities.

     As a result of the 1992 focused audit of Enterprise's non-utility businesses (Focused Audit), the New Jersey Board of Public Utilities (BPU) approved a plan which, among other things, provides that: (1) Enterprise will not permit EDHI's non-utility investments to exceed 20% of Enterprise's consolidated assets without prior notice to the BPU (such investments at March 31, 1998 were approximately 17% of assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of EDHI will not adversely affect PSE&G; (3) Enterprise will (a) limit debt supported by the minimum net worth maintenance agreement between Enterprise and Capital to $750 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) EDHI will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. Beginning in 1995, the debt supported by such minimum net worth maintenance agreement was limited to $650 million and the affiliation fee has been proportionately reduced as such supported debt is reduced. Enterprise and EDHI and its subsidiaries continue to reimburse PSE&G for the cost of all services provided to them by employees of PSE&G.

     As a result of Enterprise's intent that EDHI and its subsidiaries provide growth vehicles for Enterprise, financing requirements connected with the continued growth of EDHI, changes to the utility industry expected from the final outcome of the Energy Master Plan proceedings and potential accounting impacts resulting from the deregulation of the generation of electricity, modifications will be required to certain of the restrictions agreed to by Enterprise with the BPU in response to the Focused Audit. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing of the non-utility businesses and accordingly Enterprise's future prospects (see Note 2. Rate Matters of Notes).

   PSE&G

   For the quarter ended March 31, 1998, PSE&G had utility plant additions, including Allowance for Funds Used During Construction (AFDC), of $84 million, a $27 million decrease from the corresponding 1997 period. The decrease was primarily due to the replacement of Salem 1 steam generators in 1997. PSE&G expects that it will be able to internally generate all of its construction and capital requirements over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given (see Note 2. Rate Matters of Notes).

   EDHI

     CEA, PSRC and Energis are expected to be growth vehicles for EDHI and Enterprise. During the next five years, EDHI's capital requirements are expected to be provided from additional debt financing, operational cash flows and equity capital. A significant portion of CEA's growth is expected to occur in the international arena due to the current and anticipated growth in electric demand and the privatization of electric transmission and distribution assets in certain regions of the world. PSRC will continue its focus on investments related to the energy business. Energis is expected to expand upon the current energy related services being provided to industrial and commercial customers (see Liquidity and Capital Resources - Enterprise).

   In January 1998, EDHI sold $218 million of 5.01% Cumulative Preferred Stock to Enterprise and used the proceeds to make additional equity investments in its subsidiaries and to retire $75 million of its 4.10% Cumulative Preferred Stock held by Enterprise.

   In the first quarter of 1998, PSRC received proceeds from investment liquidations resulting from the exercise of an early buyout option by the lessee in a leveraged lease and from sales of investments held in leveraged buyout and venture capital partnerships. In May 1998, CEA sold its 50% interests in two domestic cogeneration plants. The aggregate proceeds to EDHI from the above investment liquidations amounted to approximately $175 million.

   In March and April 1998, EGDC entered into separate agreements to sell two of its properties for a total of approximately $12 million.

   In March 1998, PSRC entered into a leveraged lease of a natural gas distribution network in the Netherlands and, in April 1998, acquired a lease of a domestic gas-fired steam electric generating station. The aggregate of these investments totaled approximately $130 million.

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

External Financings

   Enterprise

   On March 31, 1998, Enterprise had a $25 million line of credit with a bank with no debt outstanding under this line of credit. Also, at March 31, 1998, Enterprise had a committed $150 million revolving credit facility which expires in December 2002 with no debt outstanding under this revolving credit facility.

   In January 1998, Enterprise Capital Trust I, a special purpose statutory business trust controlled by Enterprise, issued $225 million of its 7.44% Trust Originated Preferred Securities. Proceeds were lent to Enterprise and are evidenced by deferrable interest subordinated debentures. Enterprise used the proceeds to make a $218 million equity investment in EDHI. The debentures and their related indenture constitute a full and unconditional guarantee by Enterprise of the preferred securities issued by the trust. If and for as long as payments on Enterprise's debentures have been deferred, or Enterprise has defaulted on the indenture related thereto or its guarantee thereof, Enterprise may not pay any dividends on its Common Stock (see Liquidity and Capital Resources -- Enterprise).

   PSE&G

   PSE&G has received authority from the BPU, through December 31, 1998, to opportunistically refinance essentially all of its long-term debt and to refund up to $250 million of matured debt.

   Under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At March 31, 1998, the coverage ratio under PSE&G's Mortgage was 3.68:1. As of March 31, 1998, the Mortgage would permit up to $3.3 billion aggregate principal amount of new Bonds to be issued against previous additions and improvements.

   In January 1998, $100 million of PSE&G's 6.00% Bonds, Series NN, matured.

   In April 1998, $8 million of PSE&G's 7.50% Bonds, Series OO, were purchased in the open market.

   To provide liquidity for its commercial paper program, PSE&G has a $650 million revolving credit agreement expiring in June 1998 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On March 31, 1998, there were no borrowings outstanding under these credit agreements. PSE&G expects to be able to renew the credit agreement expiring in 1998.

   The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 1999, not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On March 31, 1998, PSE&G had $748 million of short-term debt outstanding, including $74 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $174 million at March 31, 1998.

   PSE&G Fuel Corporation (Fuelco), a wholly-owned subsidiary of PSE&G, has a $125 million commercial paper program to finance its 42.49% share of Peach Bottom nuclear fuel, which program is supported by a $125 million revolving credit facility expiring on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's obligations under this program. At March 31, 1998, Fuelco had commercial paper of $74 million outstanding under this program.

   EDHI

   At March 31, 1998, PSEG Capital Corporation, a wholly-owned subsidiary of EDHI, had total debt outstanding of $596 million, including $573 million of Medium Term Notes and $23 million of Senior Notes.

   As of March 31, 1998, Enterprise Capital Funding Corporation (Funding), a wholly-owned subsidiary of EDHI, had $300 million and $150 million revolving credit facilities with two groups of banks and had $128 million of Senior Notes outstanding. As of March 31, 1998, Funding had $276 million of total debt outstanding.

     EDHI, PSRC and CEA are subject to restrictive business and financial covenants contained in existing debt agreements. EDHI is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.50:1. As of March 31, 1998, EDHI had a consolidated debt to equity ratio of 1.29:1. For the twelve months ended March 31, 1998, the EBIT coverage ratio, as defined to exclude the effects of EGDC, was 2.68:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. In addition, EDHI's ability to continue to grow its business will depend to a significant degree on Enterprise's and EDHI's ability to obtain additional financing beyond current levels (see Liquidity and Capital Resources).

Nuclear Operations

   As previously reported, PSE&G's Salem Units 1 and 2 (Salem 1 and 2) were taken out of service in the second quarter of 1995 with Salem 2 returning to service on August 30, 1997. Salem 1 returned to service on April 17, 1998. The Nuclear Regulatory Commission (NRC) has stated that it will continue to closely monitor activities at Salem. For a discussion of the operating performance standard applicable to Salem, see Note 4. Commitments and Contingent Liabilities of Notes.

Competitive Environment

   Rate Matters

   For discussions of the Energy Master Plan, the LGAC, the Demand Side Adjustment Factor and other rate matters, see Note 2. Rate Matters of Notes.

   Federal Regulatory Energy Commission (FERC) Order No. 888 (Order No. 888)

   As previously reported, numerous parties, including PSE&G, have filed petitions for judicial review of Orders No. 888, 888A and 888B before the Courts of Appeals for the District of Columbia and the Second Circuits. In March 1998, all of these appeals were consolidated in the Court of Appeals for the District of Columbia Circuit (D.C. Circuit), Transmission Access Policy Study Group v. Federal Energy Regulatory Commission, United States Court of Appeals in the District of Columbia Circuit, Docket No. 97-1715. On April 30, 1998, the D.C. Circuit entered an order permitting certain additional parties to intervene and establishing certain procedural guidelines for the hearing of these appeals.

   Pennsylvania--New Jersey--Maryland Interconnection (PJM)

     Effective April 1, 1998, PJM implemented locational marginal pricing (LMP) for congestion costs within the PJM control area pursuant to the FERC November 25, 1997 Order. LMP provides for an allocation of congestion costs to transmission users within the PJM control area. Depending on operating conditions, the use of LMP may have an effect on the cost of Fuel for Electric Generation and Interchanged Power. Since LMP is in its infancy, its effect on Enterprise's and PSE&G's financial condition, results of operations and net cash flows is not presently determinable.

PSE&G

   The information required by this item is incorporated herein by reference to the following portions of Enterprise's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations; and Competitive Environment.

Forward Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective", "hypothetical", "potential" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; Federal and State regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; market risk; and credit market concerns. Enterprise and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Enterprise and PSE&G prior to the effective date of the Act.

        ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   There are no material changes in or additions to information reported in the Public Service Enterprise Group Incorporated (Enterprise) and the Public Service Electric and Gas Company (PSE&G) 1997 Annual Report on Form 10-K regarding qualitative and quantitative disclosures about market risk of Enterprise, PSE&G and their subsidiaries.

                            PART II. OTHER INFORMATION
                             ITEM 1. LEGAL PROCEEDINGS


   Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (Enterprise) and Public Service Electric and Gas Company's (PSE&G) 1997Annual Report on Form 10-K is updated below.

     (1) Form 10-K, Page 27. As previously reported, in October 1995, Enterprise received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to nuclear operations of Salem and Hope Creek Nuclear Generating Stations (Salem and Hope Creek). The Board of Directors promptly commenced an investigation and advised the purported shareholder thereof. While the investigation was pending, the purported shareholder nevertheless commenced, by complaint filed in December 1995, a shareholder derivative action against the then incumbent directors, except Dr. Remick. Similar derivative complaints were filed by two profit sharing plans and one individual in February and March 1996 against Messrs. Ferland, Codey, Eliason and others. On March 19, 1996, the Board's investigation was concluded, and the Board determined that this litigation should not have been instituted and should be terminated. On July 3, 1996, another individual purported shareholder filed a similar complaint naming the same defendants as the first derivative lawsuit. The four complaints generally seek recovery of damages for alleged losses purportedly arising out of PSE&G's operation of Salem and Hope Creek, together with certain other relief, including removal of certain executive officers of PSE&G and Enterprise and certain changes in the composition of Enterprise's Board of Directors. On August 21, 1996, all defendants filed motions to dismiss all four derivative actions, which motions were denied and attempts to appeal were unsuccessful. Pursuant to Court Order, on December 31, 1997, the defendants filed motions for summary judgment to dismiss two of the cases. In one of the other two cases, separate motions for partial and complete summary judgment were filed by the defendants on April 1, 1998. In the fourth case, on April 1, 1998 the defendants filed a motion for partial summary judgment. All of these motions are pending. On April 30, 1998, the Court issued a decision limiting discovery solely to those issues relevant to summary judgment in the first two cases. The defendants expect to file motions for complete summary judgment in the remaining two cases. The outcome of these matters cannot be predicted.

    Other Matters. As previously reported, on March 18, 1997, Public Service Conservation Resources Corporation (PSCRC), an indirect wholly-owned subsidiary of Enterprise and a direct wholly-owned subsidiary of PSE&G, filed a collection action against Sycom Enterprises Limited Partnership (SYCOM) in connection with PSCRC's DSM business. PSCRC alleged that SYCOM has breached a number of different loan agreements under which PSCRC is owed approximately $13 million in principal and interest. On May 7, 1997, SYCOM filed a counterclaim against PSCRC and a third-party complaint against an officer and certain consultants of PSCRC, alleging damages of $750 million and asserting claims that pursuant to statute, if successful, would have permitted treble damages. On July 11, 1997, the Superior Court of New Jersey, Law Division, in response to a motion to dismiss filed by PSCRC, dismissed the State Racketeering Influenced Corrupt Organization Act (RICO) counts in SYCOM's counterclaim. Thereafter, the parties entered into settlement discussions which culminated in the parties entering into a comprehensive settlement agreement resolving all outstanding issues in the dispute. On January 15, 1998, the Superior Court entered a consent order dismissing the complaint, counterclaim and third party complaint with prejudice. The settlement does not have a material effect on the financial condition, results of operations and net cash flows of Enterprise or PSE&G. (Public Service Conservation Resources Corporation v. Sycom Enterprises Limited Partnership, Docket No. L-2744-97 Superior Court of New Jersey, Law Division, Middlesex County).

   In addition, see the following at the pages hereof indicated:

   (1)Pages 9 and 10. Proceedings before the New Jersey Board of Public Utilities (BPU) in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

   (2)Page  9.  Proceeding   before  the  BPU  in  the  Matter  of  the  Board's
      Determination a Management Audit be Performed on PSE&G, Docket No. EA97060397.

   (3)Page 10. Proceedings before the BPU relating to the Electric Levelized Energy Adjustment Clause (LEAC) rate increase to recover Demand Side Management (DSM) costs, Docket No. ER97020101.

   (4)Page 10. Proceeding before the BPU relating to PSE&G's Levelized Gas Adjustment Clause (LGAC) filed on November 14, 1997, Docket No.GR97110839.

   (5)Page 22.  Proceedings  before the  Federal  Energy  Regulatory  Commission
      (FERC) relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

   (6)Page 22. Proceeding before FERC relating to the development by PSE&G and other regional transmission owners in PJM of a new transmission service tariff and an Independent System Operator, FERC Docket Nos.
      OA97-261-000, et. al.

   (7)Page 27. Proceedings before FERC relating to a declaratory judgment action challenging PSE&G's interpretation of the capacity release rules, Texas Eastern Transmission Corporation, FERC Docket No. RP98-83-000.


            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Enterprise's Annual Meeting of Stockholders was held on April 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:

                                                      Votes For           Votes Withheld
                                                     ---------------     --------------------
Proposal 1 -- Election of Directors
     Class II -- Term expiring 2001
          E. James Ferland                           186,232,059             4,820,546
          Irwin Lerner                               186,251,093             4,801,512
          Marilyn M. Pfaltz                          186,294,278             4,758,327
          Richard J. Swift                           186,456,176             4,596,429

     Class III -- Term expiring 1999
          Conrad K. Harper                           186,070,164             4,982,441


                                                      Votes For            Votes Against          Abstentions
                                                     -------------     --------------------     ---------------
Proposal 2 -- Ratification  of the  Appointment of
Deloitte  & Touche  LLP as  Independent  Auditors
for 1998                                             188,689,601             1,040,396             1,205,963



                                                        Votes                  Votes                                    Broker
                                                         For                  Against             Abstentions          Non-Votes
                                                     -------------     --------------------     ---------------   --------------
Proposal 3 --  Stockholder  proposal  relating  to
the Salem Nuclear Generating Station                 21,040,358             130,833,390            12,229,248         26,949,609


   With respect to Proposals 2 and 3, abstentions and/or broker non-votes are not counted in the vote totals and, therefore, have no effect on the vote.

                             ITEM 5. OTHER INFORMATION

   Certain information reported under Enterprise's and PSE&G's 1997 Annual Report to the SEC is updated below. References are to the related pages of the Form 10-K as printed and distributed.

Nuclear Operations

   Form 10-K, Page 9

   PECO Energy has advised PSE&G that Peach Bottom Unit 3 (Peach Bottom 3) was shut down from March 13 through March 31, 1998 to repair cracks in three recirculation system jet pump risers within the reactor vessel. Permanent repairs have been completed, and Peach Bottom 3 has returned to full power operation.

   Form 10-K, Page 10

   In a March 1998 letter to PSE&G, the Nuclear Regulatory Commission (NRC) said that two issues identified at Hope Creek have resulted in two Level III violations and an associated $55,000 civil penalty. PSE&G met with NRC officials earlier this year and discussed these issues, including corrective actions and improvements. These were implemented across the Nuclear Business Unit (NBU) to ensure the continued safe, reliable operation of all three nuclear units. The first issue was identified at Hope Creek during an NRC inspection in November 1997, while the unit was shut down for normal refueling maintenance. The NRC noted that certain plant conditions required more strict procedure compliance and management oversight than was provided. This resulted in one of the two Level III violations and the civil penalty. The NRC issued the civil penalty because a similar issue had been identified in 1996.

   The second issue concerned the implementation of the Maintenance Rule, which requires utilities to monitor the effectiveness of equipment reliability. The NRC said that PSE&G's Maintenance Rule program did not include all necessary equipment. Because this issue was self-identified and immediate corrective actions were taken, the NRC issued a Level III violation with no civil penalty.

   Form 10-K, Page 10

   As previously reported, on December 9, 1997, predecisional enforcement conferences were held to discuss two allegations concerning security program issues which occurred at Salem and Hope Creek. On April 24, 1998, the NRC issued a severity Level III violation for one of these matters and informed PSE&G that it would await issuance of the Secretary of Labor's Administrative Review Board decision before making an enforcement decision in the other matter. There was no civil penalty issued by the NRC for this violation. PSE&G does not intend to contest this violation. PSE&G cannot predict what other actions, if any, the NRC may take in regard to the second matter.

   Form 10-K, Page 27

   As previously reported, a lawsuit filed by PECO Energy and DP&L as co-owners of Salem in 1996 against Enterprise and PSE&G in the U.S. District Court for the Eastern District of Pennsylvania alleging mismanagement by PSE&G in its operation of Salem was settled on May 12, 1997. This settlement included an obligation for PSE&G to pay $1.4 million for each reactor month that the outage continued beyond an aggregate outage of 64 reactor months, up to a maximum payment under this provision of $17 million. PSE&G will not make any payments under this provision since the aggregate Salem outage was 61 reactor months. Salem Unit 2 returned to service on August 30, 1997 and Salem Unit 1 returned to service on April 17, 1998.

   For a discussion of the operating performance standard, see Note 4. Commitments and Contingent Liabilities of Notes.

Low Level Radioactive Waste (LLRW)

   Form 10-K, Page 12

   As previously reported, on February 10, 1998, the State agency responsible for locating a site for a LLRW disposal facility recommended to the Governor that this effort be abandoned. The Governor has accepted the agency's plan to reduce the scope of siting activities since the development of a disposal facility in New Jersey may not be economically feasible in light of current out-of-state disposal options. As a result, the LLRW budget already adopted for fiscal year 1999 and attention to the unspent funds paid by waste generators in New Jersey to finance the siting process will be reconsidered.

Other State Regulatory Matters

   Form 10-K, Page 4

   As previously reported in the 1997 Form 10-K, on December 3, 1997, one of the interstate pipeline companies from which PSE&G obtains service filed a declaratory judgment action with FERC challenging PSE&G's interpretation of the capacity release rules. Under the interpretation proposed by the interstate pipeline company, PSE&G would be required to guarantee the performance of Public Service Energy Trading Company (PSETC) under the transferred agreements. PSE&G disagreed with these claims and filed a protest challenging the December 3, 1997 filing. On February 11, 1998, FERC ruled in favor of the interstate pipeline company finding that it was not unreasonable for the pipeline company to refuse to discharge PSE&G under the circumstances addressed in the order. On April 29, 1998, FERC issued an order on rehearing in which it denied PSE&G's request for a rehearing. Management of Enterprise and PSE&G is reviewing its legal and regulatory options.

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

      Enterprise
-----------------------
Exhibit Number Document
     4d(2) Supplemental Indenture between PSE&G and First Fidelity Bank, National Association (now known as First Union National Bank), as Trustee, dated September 1, 1995 providing for Deferrable Interest Subordinated Debentures, Series B (relating to Monthly Preferred Securities)

     4e(1) Indenture between PSE&G and First Union National Bank, as Trustee, dated June 1, 1996 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)

     4e(2) Supplemental Indenture between PSE&G and First Union National Bank, as Trustee, dated February 1, 1997 providing for Deferrable Interest Subordinated Debentures, Series B (relating to Quarterly Preferred Securities)

     4f Indenture between Public Service Enterprise Group Incorporated and First Union National Bank, as Trustee, dated January 1, 1998 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)

     12        Computation of Ratios of Earnings to Fixed Charges (Enterprise)

     27(A)     Financial Data Schedule (Enterprise)

        PSE&G
-----------------------
Exhibit Number Document
     4d(2) Supplemental Indenture between PSE&G and First Fidelity Bank, National Association (now known as First Union National Bank), as Trustee, dated September 1, 1995 providing for Deferrable Interest Subordinated Debentures, Series B (relating to Monthly Preferred Securities)

     4e(1) Indenture between PSE&G and First Union National Bank, as Trustee, dated June 1, 1996 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)

     4e(2) Supplemental Indenture between PSE&G and First Union National Bank, as Trustee, dated February 1, 1997 providing for Deferrable Interest Subordinated Debentures, Series B (relating to Quarterly Preferred Securities)

     12(A)     Computation of Ratios of Earnings to Fixed Charges (PSE&G)

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements (PSE&G)

     27(B)     Financial Data Schedule (PSE&G)

(B)  Reports on Form 8K: None.

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

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                   (Registrants)

         By:                     PATRICIA A. RADO
                         ---------------------------------
                                 Patricia A. Rado
                           Vice President and Controller
                          (Principal Accounting Officer)

Date: May 13, 1998




                                                                      EXHIBIT 12
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES



                                                                                          12 Months
                                                                                            Ended
                                                YEARS ENDED DECEMBER 31,                    March
                                                                                             31,
                               ----------- ----------- ----------- ----------- -----------
                                1993 (B)      1994        1995        1996        1997       1998
                               ----------- ----------- ----------- ----------- ----------- ---------
                                             (Millions of Dollars, where applicable)
Earnings as Defined in
  Regulation S-K (A):
Income from Continuing
  Operations (C)                     $549        $667        $627        $588       $560       $611
Income Taxes (D)                      296         320         348         297        313        371
Fixed Charges                         539         535         549         528        543        556
                               ----------- ----------- ----------- ----------- ---------   ---------
Earnings                            1,384       1,522       1,524       1,413     $1,416     $1,538
                               =========== =========== =========== =========== ==========  =========


Fixed Charges as Defined in
  Regulation S-K (E):

Total Interest Expense (F)           $471        $462        $464        $453       $470       $481
Interest Factor in Rentals             11          12          12          12         11         11
Subsidiaries' Preferred
Securities Dividend
  Requirements                         --           2          16          28         44         48
Preferred Stock Dividends              38          41          34          23         12         10
Adjustment to Preferred Stock
  Dividends to state on a
  pre-income tax basis                 19         18           23          12          6          6
                               ----------- -----------  ----------- ----------- ----------  ---------
Total Fixed Charges                  $539        $535        $549        $528       $543       $556
                               =========== =========== =========== =========== ==========  =========
Ratio of Earnings to Fixed
  Charges                            2.57        2.84        2.78        2.68       2.61       2.77
                               =========== =========== =========== =========== ==========  =========

(A) The term "earnings" shall be defined as pretax income from continuing operations. Add to pretax income the amount of fixed charges adjusted to exclude (a) the amount of any interest capitalized during the period and
     (b) the actual amount of any preferred stock dividend requirements of majority-owned subsidiaries which were included in such fixed charges amount but not deducted in the determination of pretax income.

(B) Excludes cumulative effect of $5.4 million credit to income reflecting a change in income taxes.

(C)  Excludes income from discontinued operations.

(D)  Includes State income taxes and Federal income taxes for other income.

(E) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) preferred securities dividend requirements of subsidiaries and preferred stock dividends, increased to reflect the pre-tax earnings requirement for Public Service Enterprise Group Incorporated.

(F)  Excludes interest expense from discontinued operations.



                                                                  EXHIBIT 12 (A)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                                                                                             12
                                                                                             Months
                                                                                              Ended
                                                  YEARS ENDED DECEMBER 31,                   March
                                                                                               31,
                                   ---------  ---------- ----------  ----------  ----------
                                     1993       1994       1995        1996        1997       1998
                                   ---------  ---------- ----------  ----------  ----------  --------
                                                (Millions of Dollars, where applicable)
Earnings as Defined in
  Regulation S-K (A):
Net Income                             $615        $659       $617        $535        $528      $546
Income Taxes (B)                        307         302        326         268         286       329
Fixed Charges                           401         408        419         438         450       450
                                   ---------  ---------- ----------  ----------  ---------- ---------
Earnings                             $1,323      $1,369     $1,362      $1,241      $1,264    $1,325
                                   =========  ========== ==========  ==========  ========== =========


Fixed Charges as Defined in
  Regulation S-K (C):

Total Interest Expense                 $390        $396       $407        $399        $395      $395
Interest Factor in Rentals               11          12         12          11          11        11
Subsidiaries' Preferred Securities
    Dividend Requirements                --          --         --          28          44        44
                                   ---------  ---------- ----------  ----------  ---------- ---------
Total Fixed Charges                    $401        $408       $419        $438        $450      $450
                                   =========  ========== ==========  ==========  ========== =========

Ratio of Earnings to Fixed Charges     3.30        3.35       3.25        2.83        2.81      2.94
                                   =========  ========== ==========  ==========  ========== =========


(A) The term "earnings" shall be defined as pretax income from continuing operations. Add to pretax income the amount of fixed charges adjusted to exclude (a) the amount of any interest capitalized during the period and (b) the actual amount of any preferred stock dividend requirements of majority-owned subsidiaries which were included in such fixed charges amount but not deducted in the determination of pretax income.

(B) Includes State income taxes and Federal income taxes for other income.

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




                                                                                       EXHIBIT 12 (B)
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                   PLUS PREFERRED STOCK DIVIDEND REQUIREMENTS


                                                                                            12 Months
                                                                                              Ended
                                                  YEARS ENDED DECEMBER 31,                  March 31,
                                  ---------- ----------  ----------  ----------  ----------
                                    1993       1994        1995        1996        1997       1998
                                  ---------- ----------  ----------  ----------  ---------- ----------
                                                (Millions of Dollars, where applicable)
Earnings as Defined in
  Regulation S-K (A):

Net Income                             $615        $659       $617        $535        $528       $546
Income Taxes (B)                        307         302        326         268         286        329
Fixed Charges                           401         408        419         438         450        450
                                  ---------- ----------- ----------  ----------  ---------- ----------
Earnings                             $1,323      $1,369     $1,362      $1,241      $1,264     $1,325
                                  ========== =========== ==========  ==========  ========== ==========

Fixed Charges as Defined
  in Regulation S-K (C):

Total Interest Expense                 $390        $396       $407        $399        $395       $395
Interest Factor in Rentals               11          12         12          11          11         11
Subsidiaries' Preferred
  Securities Dividend
  Requirements                           --          --         --          28          44         44
Preferred Stock Dividends                38          42         49          23          12         10
Adjustment to Preferred Stock
  Dividends to state on a
  pre-income tax basis                   19          19         24          12           6          6
                                  ---------- ----------- ----------  ----------  ---------- ----------
Total Fixed Charges                    $458        $469       $492        $473        $468       $466
                                  ========== =========== ==========  ==========  ========== ==========

Ratio of Earnings to Fixed
  Charges                              2.89        2.92       2.77        2.62        2.70       2.84
                                  ========== =========== ==========  ==========  ========== ==========

(A) The term "earnings" shall be defined as pretax income from continuing operations. Add to pretax income the amount of fixed charges adjusted to exclude (a) the amount of any interest capitalized during the period and (b) the actual amount of any preferred stock dividend requirements of majority-owned subsidiaries which were included in such fixed charges amount but not deducted in the determination of pretax income.

(B) Includes State income taxes and Federal income taxes for other income.

(C) Fixed Charges represent (a) interest, whether expensed or capitalized, (b) amortization of debt discount, premium and expense, (c) an estimate of interest implicit in rentals, and (d) preferred securities dividend requirements of subsidiaries and preferred stock dividends, increased to reflect the pre-tax earnings requirement for Public Service Electric and Gas Company.