Form 10-Q
period 1998-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1998-08-14
CIK 788784, 81033

=======================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             (Mark One)
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

Commission      Registrant, State of Incorporation,      I.R.S. Employer
   File            Address, and Telephone Number         Identification
  Number                                                      No.
----------  ------------------------------------------  ----------------
 1-9120          PUBLIC SERVICE ENTERPRISE GROUP          22-2625848
                            INCORPORATED
                   (A New Jersey Corporation)
                          80 Park Plaza
                          P.O. Box 1171
                  Newark, New Jersey 07101-1171
                          973 430-7000
                       http://www.pseg.com

  1-973      PUBLIC SERVICE ELECTRIC AND GAS COMPANY      22-1212800
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

                    Outstanding at July 31, 1998: 231,957,608

As of July 31, 1998 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


    =======================================================================

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
                                                                   Page
                                                                   ----
   Public Service Enterprise Group Incorporated (PSEG):

    Consolidated Statements of Income for the Three and Six
      Months Ended June 30, 1998 and 1997.........................    1

    Consolidated Balance Sheets as of June 30, 1998
      and December 31, 1997.......................................    2

    Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1998 and 1997.........................    4

   Public Service Electric and Gas Company (PSE&G):

    Consolidated Statements of Income for the Three and Six
      Months Ended June 30, 1998 and 1997.........................    5

    Consolidated Balance Sheets as of June 30, 1998 and
      December 31, 1997...........................................    6

    Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1998 and 1997.........................    8

   Notes to Consolidated Financial Statements-- PSEG..............    9

   Notes to Consolidated Financial Statements-- PSE&G.............   17

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations
    PSEG..........................................................   18
    PSE&G.........................................................   25

  Item 3. Qualitative and Quantitative Disclosures About Market
            Risk..................................................   26

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.......................................   27

  Item 5. Other Information.......................................   29

  Item 6. Exhibits and Reports on Form 8-K........................   31

  Signatures -- PSEG..............................................   32

  Signatures -- PSE&G.............................................   32

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                         PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                               CONSOLIDATED STATEMENTS OF INCOME
                                           (Millions of Dollars, Except Per Share Data)
                                                            (Unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                             ----------------------    -----------------------
                                                               1998         1997         1998         1997
                                                             ---------    ---------    ---------    ----------
OPERATING REVENUES
  Electric ...............................................   $   1,194    $     946    $   2,371    $   1,906
  Gas ....................................................         273          324          884        1,058
  Nonutility Activities ..................................          90           53          203           91
                                                             ---------    ---------    ---------    ---------
       Total Operating Revenues ..........................       1,557        1,323        3,458        3,055
                                                             ---------    ---------    ---------    ---------

OPERATING EXPENSES
Operation
  Interchanged Power and Fuel for Electric Generation ....         447          243          933          491
  Gas Purchased ..........................................         169          180          560          601
  Other ..................................................         327          268          620          517
Maintenance ..............................................          54           70          102          128
Depreciation and Amortization ............................         163          155          327          305
Taxes (Note 6)
  Income Taxes ...........................................          90           49          221          153
  Transitional Energy Facility Assessment/New Jersey
    Gross Receipts Taxes .................................          38          117           87          289
  Other ..................................................          18           22           39           42
                                                             ---------    ---------    ---------    ---------
       Total Operating Expenses ..........................       1,306        1,104        2,889        2,526
                                                             ---------    ---------    ---------    ---------

OPERATING INCOME .........................................         251          219          569          529
                                                             ---------    ---------    ---------    ---------

OTHER INCOME AND DEDUCTIONS
  Settlement of Salem Litigation - Net of Applicable
     Taxes of $29 ........................................          --           --           --          (53)
  Other - net ............................................           2            2            8            4
                                                             ---------    ---------    ---------    ---------

       Total Other Income and Deductions .................           2            2            8          (49)
                                                             ---------    ---------    ---------    ---------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ........................         253          221          577          480
                                                             ---------    ---------    ---------    ---------

INTEREST CHARGES AND PREFERRED SECURITIES
  DIVIDENDS
  Interest Expense .......................................         116          117          236          227
  Allowance for Funds Used During Construction - Debt and
    Capitalized Interest .................................          (3)          (4)          (7)         (10)
Preferred Securities Dividend Requirements of Subsidiaries          18           14           35           29
Net Loss on Preferred Stock Redemptions ..................          --            3           --            3
                                                             ---------    ---------    ---------    ---------
       Total Interest Charges and Preferred Securities
          Dividends ......................................         131          130          264          249
                                                             ---------    ---------    ---------    ---------

       NET INCOME ........................................   $     122    $      91    $     313    $     231
                                                             =========    =========    =========    =========


AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (000's) ...................................     231,958      231,958      231,958      232,014

EARNINGS PER  SHARE (Basic and Diluted) ..................   $    0.53    $    0.39    $    1.35    $    0.99
                                                             =========    =========    =========    =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK .................   $    0.54    $    0.54    $    1.08    $    1.08
                                                             =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                      (Unaudited)
                                                                        June 30, December 31,
                                                                          1998      1997
                                                                      ----------  --------
UTILITY PLANT - Original cost
  Electric ...........................................................   $13,787   $13,692
  Gas ................................................................     2,742     2,697
  Common .............................................................       576       558
                                                                         -------   -------
       Total .........................................................    17,105    16,947
  Less: Accumulated depreciation and amortization ....................     6,761     6,463
                                                                         -------   -------
       Net ...........................................................    10,344    10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $297; 1997, $302 ..........................................       206       216
                                                                         -------   -------
       Net Utility Plant in Service ..................................    10,550    10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $31; 1997, $60 ...................................       323       326
  Plant Held for Future Use ..........................................        24        24
                                                                         -------   -------
       Net Utility Plant .............................................    10,897    11,050
                                                                         -------   -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1998, $29; 1997,
    $21, and net of valuation allowances - 1998, $23; 1997, $10 ......     2,931     2,873
 Nuclear Decommissioning and Other Special Funds .....................       588       492
 Other Noncurrent Assets,  net of amortization - 1998, $22; 1997, $16,
    and net of valuation allowances - 1998, $5; 1997, $0 .............       181       167
                                                                         -------   -------
       Total Investments and Other Noncurrent Assets .................     3,700     3,532
                                                                         -------   -------
CURRENT ASSETS
  Cash and Cash Equivalents ..........................................       115        83
  Accounts Receivable:
    Customer Accounts Receivable .....................................       510       520
    Other Accounts Receivable ........................................       242       293
    Less: Allowance for Doubtful Accounts ............................        42        41
  Unbilled Revenues ..................................................       179       270
  Fuel, at average cost ..............................................       249       310
  Materials and Supplies, at average cost, net of inventory valuation
    reserves - 1998, $12; 1997, $12 ..................................       144       142
  Prepayments ........................................................       358        48
  Miscellaneous Current Assets .......................................        29        38
                                                                         -------   -------
       Total Current Assets ..........................................     1,784     1,663
                                                                         -------   -------
DEFERRED DEBITS (Note 3)
  Unamortized Debt Expense ...........................................       129       136
  OPEB Costs .........................................................       280       289
  Environmental Costs ................................................       119       122
  Electric Energy and Gas Costs ......................................        73       167
  SFAS 109 Income Taxes ..............................................       706       725
  Demand Side Management Costs .......................................       149       116
  Other ..............................................................       130       143
                                                                         -------   -------
       Total Deferred Debits .........................................     1,586     1,698
                                                                         -------   -------
TOTAL ................................................................   $17,967   $17,943
                                                                         =======   =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)

                                                               (Unaudited)
                                                                June 30,     December 31,
                                                                  1998         1997
                                                              -----------  --------------
CAPITALIZATION
  Common Stockholders' Equity:
    Common Stock ...........................................   $  3,603    $  3,603
    Retained Earnings ......................................      1,675       1,623
    Foreign Currency Translation Adjustment ................        (27)        (15)
                                                               --------    --------
       Total Common Stockholders' Equity ...................      5,251       5,211

 Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption ...........         95          95
    Preferred Stock With Mandatory Redemption ..............         75          75
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures (Note 8) .................................        888         513
  Long-Term Debt ...........................................      4,614       4,873
                                                               --------    --------
       Total Capitalization ................................     10,923      10,767
                                                               --------    --------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB .............................................        323         289
  Decontamination and Decommissioning Costs ................         43          43
  Environmental Costs  (Note 4) ............................         69          73
  Capital Lease Obligations ................................         50          52
                                                               --------    --------
       Total Other Long-Term Liabilities ...................        485         457
                                                               --------    --------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................        646         340
  Commercial Paper and Loans ...............................      1,069       1,448
  Accounts Payable .........................................        592         686
  Other ....................................................        346         353
                                                               --------    --------
       Total Current Liabilities ...........................      2,653       2,827
                                                               --------    --------
DEFERRED CREDITS
  Income Taxes .............................................      3,354       3,394
  Investment Tax Credits ...................................        333         343
  Other ....................................................        219         155
                                                               --------    --------
       Total Deferred Credits ..............................      3,906       3,892
                                                               --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4) ............        --          --
                                                               --------    --------
TOTAL ......................................................   $ 17,967    $ 17,943
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              ------------------------
                                                                                   1998     1997
                                                                                  -----    -----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ...................................................................  $ 313    $ 231
 Adjustments to reconcile net income to net cash flows from
   operating activities:
    Depreciation and Amortization ..............................................    327      305
    Amortization of Nuclear Fuel ...............................................     44       34
    Recovery of Electric Energy and Gas Costs - net ............................     94       15
    Unrealized Gains on Investments - net ......................................    (40)      (7)
    Proceeds from Leasing Activities ...........................................    (51)      47
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues .................    153      142
     Net decrease in Inventory - Fuel and Materials and Supplies ...............     59       89
     Net decrease in Accounts Payable ..........................................    (94)    (104)
     Net increase in Prepayments ...............................................   (310)    (588)
     Net change in Other Current Assets and Liabilities ........................      2      164
    Other ......................................................................     39      (29)
                                                                                  -----    -----
       Net Cash Provided By Operating Activities ...............................    536      299
                                                                                  -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ...................................   (191)    (229)
  Net decrease (increase) in Long-Term Investments and Real Estate .............      2     (385)
  Contribution to Decommissioning Funds and Other Special Funds ................    (61)     (28)
  Other ........................................................................    (24)     (56)
                                                                                  -----    -----
       Net Cash Used In Investing Activities ...................................   (274)    (698)
                                                                                  -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in Short-Term Debt ...................................   (379)     353
  Issuance of Long-Term Debt ...................................................    250      476
  Redemption of Long-Term Debt .................................................   (203)    (358)
  Redemption of Preferred Stock ................................................   --        (94)
  Issuance of Preferred Securities .............................................    375       95
  Retirement of Common Stock ...................................................   --        (43)
  Cash Dividends Paid on Common Stock ..........................................   (251)    (251)
  Other ........................................................................    (22)      (4)
                                                                                  -----    -----
       Net Cash (Used In) Provided By Financing Activities .....................   (230)     174
                                                                                  -----    -----
Net (Decrease) Increase In Cash And Cash Equivalents ...........................     32     (225)
Cash And Cash Equivalents At Beginning Of Period ...............................     83      279
                                                                                  -----    -----
Cash And Cash Equivalents At End Of Period .....................................  $ 115    $  54
                                                                                  =====    =====

Income Taxes Paid ..............................................................  $ 241    $  84
Interest Paid ..................................................................  $ 204    $ 187

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)



                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                        ------------------    -------------------

                                                          1998       1997       1998       1997
                                                        -------    -------    -------    -------
OPERATING REVENUES
  Electric ...........................................   $ 1,194    $   946    $ 2,371    $ 1,906
  Gas ................................................       273        324        884      1,058
                                                         -------    -------    -------    -------
       Total Operating Revenues ......................     1,467      1,270      3,255      2,964
                                                         -------    -------    -------    -------

OPERATING EXPENSES
Operation
  Interchanged Power and Fuel for Electric Generation        447        243        933        491
  Gas Purchased ......................................       169        180        560        601
  Other ..............................................       291        246        549        478
Maintenance ..........................................        54         70        102        128
Depreciation and Amortization ........................       161        154        322        303
Taxes (Note 6)
  Income Taxes .......................................        80         46        196        147
  Transitional Energy Facility Assessment/New Jersey
     Gross Receipts Taxes ............................        38        117         87        289
  Other ..............................................        19         20         38         40
                                                         -------    -------    -------    -------
       Total Operating Expenses ......................     1,259      1,076      2,787      2,477
                                                         -------    -------    -------    -------

OPERATING INCOME .....................................       208        194        468        487
                                                         -------    -------    -------    -------

OTHER INCOME AND DEDUCTIONS
   Settlement of Salem Litigation - Net of Applicable
      Taxes of $29 ...................................        --         --         --        (53)
  Other - net ........................................         3          2          5          4
                                                         -------    -------    -------    -------
       Total Other Income and Deductions .............         3          2          5        (49)
                                                         -------    -------    -------    -------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ....................       211        196        473        438
                                                         -------    -------    -------    -------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
  Interest Expense ...................................        92        101        188        197
  Allowance for Funds Used During Construction - Debt         (3)        (3)        (6)        (8)
  Preferred Securities Dividend Requirements
      of  Subsidiaries ...............................        11         11         22         22
                                                         -------    -------    -------    -------
       Total Interest Charges and Preferred Securities
         Dividends ...................................       100        109        204        211
                                                         -------    -------    -------    -------

       NET INCOME ....................................       111         87        269        227
                                                         -------    -------    -------    -------

  Preferred Stock Dividend Requirements ..............         2          3          5          7

  Net Loss on Preferred Stock Redemptions ............      --            3       --            3
                                                         -------    -------    -------    -------

EARNINGS AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED ........................   $   109    $    81    $   264    $   217
                                                         =======    =======    =======    =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                     (Unaudited)
                                                                       June 30, December 31,
                                                                        1998       1997
                                                                       -------   -------
UTILITY PLANT - Original cost
  Electric .........................................................   $13,787   $13,692
  Gas ..............................................................     2,742     2,697
  Common ...........................................................       576       558
                                                                       -------   -------
       Total .......................................................    17,105    16,947
  Less: Accumulated depreciation and amortization ..................     6,761     6,463
                                                                       -------   -------
       Net .........................................................    10,344    10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $297; 1997, $302 ........................................       206       216
                                                                       -------   -------
       Net Utility Plant in Service ................................    10,550    10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $31; 1997, $60 .................................       323       326
  Plant Held for Future Use ........................................        24        24
                                                                       -------   -------
       Net Utility Plant ...........................................    10,897    11,050
                                                                       -------   -------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1998, $29; 1997, $21,
    and net of valuation allowances - 1998, $9; 1997, $10 ..........       139       137
  Nuclear Decommissioning and Other Special Funds ..................       588       492
  Other Noncurrent Assets ..........................................        44        45
                                                                       -------   -------
       Total Investments and Other Noncurrent Assets ...............       771       674
                                                                       -------   -------
CURRENT ASSETS
  Cash and Cash Equivalents ........................................        32        17
  Accounts Receivable:
    Customer Accounts Receivable ...................................       468       488
    Other Accounts Receivable ......................................       226       232
    Less: Allowance for Doubtful Accounts ..........................        40        41
  Unbilled Revenues ................................................       179       270
  Fuel, at average cost ............................................       249       310
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1998, $12; 1997, $12 ......................       144       142
  Prepayments ......................................................       354        44
  Miscellaneous Current Assets .....................................        25        37
                                                                       -------   -------
       Total Current Assets ........................................     1,637     1,499
                                                                       -------   -------
DEFERRED DEBITS (Note 3)
  Unamortized Debt Expense .........................................       128       135
  OPEB Costs .......................................................       280       289
  Environmental Costs ..............................................       119       122
  Electric Energy and Gas Costs ....................................        73       167
  SFAS 109 Income Taxes ............................................       706       725
  Demand Side Management Costs .....................................       149       116
  Other ............................................................       130       143
                                                                       -------   -------
       Total Deferred Debits .......................................     1,585     1,697
                                                                       -------   -------
TOTAL ..............................................................   $14,890   $14,920
                                                                       =======   =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)



                                                             (Unaudited)
                                                               June 30    December 31,
                                                                1998         1997
                                                             ----------  -----------
CAPITALIZATION
  Common Stockholder's Equity:
    Common Stock ...........................................   $ 2,563   $ 2,563
    Contributed Capital ....................................       594       594
    Retained Earnings ......................................     1,365     1,352
                                                               -------   -------
       Total Common Stockholder's Equity ...................     4,522     4,509
  Preferred Stock Without Mandatory Redemption .............        95        95
  Preferred Stock  With Mandatory Redemption ...............        75        75
  Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures (Note 8) .................................       513       513
  Long-Term Debt ...........................................     4,140     4,126
                                                               -------   -------
       Total Capitalization ................................     9,345     9,318
                                                               -------   -------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB .............................................       323       289
  Decontamination and Decommissioning Costs ................        43        43
  Environmental Costs  (Note 4) ............................        69        73
  Capital Lease Obligations ................................        50        52
                                                               -------   -------
       Total Other Long-Term Liabilities ...................       485       457
                                                               -------   -------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................       252       118
  Commercial Paper and Loans ...............................       955     1,106
  Accounts Payable .........................................       510       608
  Other ....................................................       271       268
                                                               -------   -------
       Total Current Liabilities ...........................     1,988     2,100
                                                               -------   -------
DEFERRED CREDITS
  Income Taxes .............................................     2,544     2,569
  Investment Tax Credits ...................................       324       333
  Other ....................................................       204       143
                                                               -------   -------
       Total Deferred Credits ..............................     3,072     3,045
                                                               -------   -------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4) ............      --        --
                                                               -------   -------
TOTAL ......................................................   $14,890   $14,920
                                                               =======   =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                           --------------------------
                                                                                  1998      1997
                                                                                ------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................   $ 269    $ 227
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ..............................................     322      303
    Amortization of Nuclear Fuel ...............................................      44       34
    Recovery of Electric Energy and Gas Costs - net ............................      94       15
    Changes in certain current assets and liabilities:
     Net decrease in Accounts Receivable and Unbilled Revenues .................     116      161
     Net decrease in Inventory - Fuel and Materials and Supplies ...............      59       89
     Net decrease in Accounts Payable ..........................................     (98)     (86)
     Net increase in Prepayments ...............................................    (310)    (590)
     Net change in Other Current Assets and Liabilities ........................      15      186
    Other ......................................................................      27      (50)
                                                                                    -----    -----
       Net Cash Provided By Operating Activities ...............................     538      289
                                                                                    -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ...................................    (191)    (229)
  Contribution to Decommissioning Funds and Other Special Funds ................     (61)     (28)
  Other ........................................................................     (12)     (21)
                                                                                    -----    -----
       Net Cash Used In Investing Activities ...................................    (264)    (278)
                                                                                    -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in Short-Term Debt ...................................    (151)     224
  Issuance of Long-Term Debt ...................................................     250      279
  Redemption of Long-Term Debt .................................................    (102)    (276)
  Redemption of Preferred Stock ................................................      --      (94)
  Issuance of Preferred Securities .............................................      --       95
  Cash Dividends Paid ..........................................................    (256)    (259)
  Other ........................................................................      --       (8)
                                                                                    -----    -----
       Net Cash Used In Financing Activities ...................................    (259)     (39)
                                                                                    -----    -----
Net (Decrease) Increase In Cash And Cash Equivalents ...........................      15      (28)
Cash And Cash Equivalents At Beginning Of Period ...............................      17       47
                                                                                    -----    -----
Cash And Cash Equivalents At End Of Period .....................................    $ 32     $ 19
                                                                                    =====    =====

Income Taxes Paid ..............................................................    $241     $137
Interest Paid ..................................................................    $193     $161

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation/Organization

   The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. These Notes update and supplement matters discussed in the 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

   On June 12, 1998, Public Service Enterprise Group Incorporated (PSEG) renamed certain of its principal non-utility subsidiaries. Enterprise Diversified Holdings Incorporated was renamed PSEG Energy Holdings Inc. (Energy Holdings); Community Energy Alternatives Incorporated was renamed PSEG Global Inc.
(Global); Energis Resources Incorporated was renamed PSEG Energy Technologies Inc. (Energy Technologies) and Public Service Resources Corporation was renamed PSEG Resources Inc. (Resources).

Note 2.  Rate Matters

   New Jersey Energy Master Plan

   As previously reported, on April 30, 1997, the New Jersey Board of Public Utilities (BPU) issued its final report regarding Phase II (final Phase II report) of the Energy Master Plan addressing wholesale and retail electric competition in New Jersey. In accordance with the final Phase II report, Public Service Electric and Gas Company (PSE&G) filed a proposal regarding competition and rates with the BPU on July 15, 1997. The BPU is in the process of reviewing filings of all New Jersey electric utilities. The decision of the BPU in the Energy Master Plan proceedings, which include hearings before the Office of Administrative Law (OAL) (stranded costs and unbundling) and the BPU
(restructuring), including management audit reports, and the legislation required to implement certain aspects of electric restructuring, if enacted into law, will establish the industry rules for the future. These actions are expected to fundamentally change the electric industry in the State by introducing retail competition to replace the utilities' former monopoly position and potentially requiring or resulting in the separation or sale of generation assets and the establishment of generic rules regarding a regulated utility's relationships with its affiliates.

   Also, as previously reported, by Order dated June 25, 1997, the BPU commenced management audits of all New Jersey electric utilities, with the assistance of certain consulting firms, under the direction of its own audit staff. The audit process included, but was not limited to, reviews of electric utility filings in response to the Energy Master Plan. The management audit process for PSE&G concluded in December 1997 with a report of the BPU's management consultants relating to issues of stranded costs, securitization and consumer rate reductions. A second report on restructuring was filed on February 27, 1998. These management audit reports were approved for release by the BPU on January 29, 1998 and March 5, 1998, respectively, and are being considered by the BPU as part of the proceedings discussed below. The BPU can adopt, reject or modify the audit reports' results in its decision on PSE&G's proposal. PSE&G cannot predict the extent to which the BPU will rely on the results of these audit reports in evaluating its proposal.

   The BPU requested the OAL to hold evidentiary hearings regarding stranded costs and unbundling issues. These hearings concluded on March 18, 1998. The management audit report released in January 1998 is being considered as part of this proceeding. Briefs have been filed by the parties in these hearings and an OAL decision is expected in August 1998.

   Hearings at the BPU addressing other restructuring issues such as market power, functional separation and consumer protection concluded on May 28, 1998. The management audit report released in March 1998, relating to these issues, is being considered as part of this proceeding. Briefs have been filed by the parties in these hearings and a decision is pending.

   The BPU has indicated its intent to submit draft legislation to the Governor by Fall 1998 to provide it requisite authority to implement certain aspects of wholesale and retail electric competition in New Jersey. Legislative leadership has indicated its intent to consider passage of a legislative package providing such authority by year end 1998.

   PSEG and PSE&G cannot predict the outcome of these administrative and legislative proceedings. However, such proceedings could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

   Non-utility Generation Buydown

   As previously reported, PSE&G is seeking to restructure certain of its BPU approved contracts with Non-utility Generators (NUGs), which are estimated to be $1.6 billion above assumed future market prices. In June 1998, PSE&G and the Union County Utilities Authority (UCUA) announced an agreement to amend their Power Purchase and Interconnection Agreement originally signed in 1990. Under Federal and State regulations, utilities have been required to enter into long-term power purchase agreements with NUGs at prices which subsequently proved to be above market. In accordance with a July 17, 1998 BPU Decision and Order and based on the Amendment to the Power Purchase and Interconnection Agreement, PSE&G will pay UCUA a lump sum amount of $7.75 million in exchange for a $15.6 million savings to ratepayers on a net present value basis. The payment of $7.75 million by PSE&G will be recovered through the LEAC or successor mechanisms for recovery of NUG costs, to be determined by the outcome of the Energy Master Plan proceedings.

   Levelized Gas Adjustment Clause (LGAC)

   On November 14, 1997, PSE&G filed a petition with the BPU requesting a $45 million annual increase in its LGAC for the period January 1, 1998 to December 31, 1998, which, as filed, would increase a typical residential bill by approximately 4.8%. On February 18, 1998, the BPU approved a Stipulation agreed to by the parties in the proceeding providing for an interim increase in annual LGAC revenues of approximately $31 million, excluding State sales and use tax, or an increase of 3.5% on a typical residential bill. On June 26, 1998, an Order was executed by the BPU making the terms of the interim Stipulation final, without modification.

   On July 10, 1998, PSE&G filed a motion with the BPU requesting a $27 million annual increase in its LGAC for the period October 1, 1998 to September 30, 1999, representing an increase on a typical residential bill of approximately 2.8%. Also included in the revised LGAC rate is an increase in the Remediation Adjustment Clause (RAC) component, a decrease in the Demand Side Adjustment Factor (DSAF) and a request to change, on a monthly basis, the over/under collection component of the LGAC rate for residential customers. On July 28, 1998, the matter was transmitted to the OAL for review. PSE&G cannot predict the outcome of this proceeding.

   Gas Unbundling Pilot Program

   In April 1997, the BPU approved PSE&G's proposal for a residential gas unbundling pilot program (SelectGas), which allows approximately 65,000 residential natural gas customers, out of a total of 1.4 million residential gas customers, to participate in the competitive marketplace effective May 1, 1997. To date, none of these eligible customers have subscribed to the program. On April 30, 1998, PSE&G filed a report with the BPU on SelectGas and its proposed refinements for a permanent residential gas unbundling program (Energy Choice). Under Energy Choice, as proposed, a total of 300,000 residential customers could be permitted to choose their gas supplier on a first-come, first-served basis. This expanded program would commence by the later of sixty days after a BPU order authorizing this program or September 30, 1998. PSE&G's proposal would permit its remaining residential customers to choose their gas supplier by July 1, 1999 or such alternate date as may be established by the BPU.

   Electric Levelized Energy Adjustment Clause (LEAC)/Demand Side Adjustment Factor (DSAF)

   As previously reported, on April 1, 1998, the BPU approved an annualized increase of $150.8 million in the DSAF component of the LEAC. This increase was effective for service rendered on or after April 3, 1998. The Division of the Ratepayer Advocate has appealed the BPU's order seeking to overturn the BPU's decision. PSE&G cannot predict the outcome of the appeal process but the impact on PSE&G's future financial condition, results of operations and net cash flows could be materially adverse if such an appeal is successful.

   As previously reported, while PSE&G's proposal in response to the final Phase II report of the Energy Master Plan provides for a transition period of seven years with basic tariff rates being capped and the discontinuation of the LEAC effective December 31, 1998, such proposal provides for recovery of mandated societal costs, including Demand Side Management (DSM), to be adjusted based on changes in such costs. At June 30, 1998, PSE&G had an underrecovered balance, including interest, of approximately $156 million related to electric DSM programs. Such amount is included in Deferred Debits on PSEG's and PSE&G's Consolidated Balance Sheets. PSE&G estimates that the underrecovered electric DSM balance at December 31, 1998 will be approximately $135 million. PSEG and PSE&G cannot predict the final outcome of DSM and other mandated societal costs recovery under the Energy Master Plan but inability to recover such amounts could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. For further discussion of the potential impact on PSEG and PSE&G of the Energy Master Plan proceedings, see New Jersey Energy Master Plan.

   Remediation Adjustment Charge (RAC)

   As previously reported, on August 1, 1997, PSE&G requested that the BPU approve recovery of $6.8 million through PSE&G's RAC for manufactured gas plant remediation costs. This request represents an increase in the amount of PSE&G's recovery of such costs by approximately $2 million over current rate levels. On October 9, 1997, this matter was transferred to the OAL. The rates were approved for recovery on June 26, 1998 (see LGAC).

   On July 10, 1998, PSE&G filed a motion before the BPU requesting a $1.5 million annual increase in its RAC for the period August 1, 1997 to July 31, 1998, representing an increase on a typical residential bill of approximately 0.03%. On July 28, 1998, the motion was transferred to the OAL for review. PSE&G cannot predict the outcome of this proceeding.

   Order Adopting Auction Standards

   On June 16, 1998, the BPU adopted standards applicable to the auction processes being used by GPU Energy and Rockland Electric Company to divest themselves of certain of their generating plants. At this time, PSE&G's strategy is to retain its generation assets. The BPU order adopting these auction standards indicated that the standards would be reviewed and possibly modified, if deemed appropriate. If, at some time in the future, PSE&G were to decide or be required to sell its generation assets, PSE&G would determine whether to seek such review or modification.

Note 3.  Regulatory Assets and Liabilities

   Electric Energy and Gas Costs: Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC. PSE&G's deferred fuel balances as of June 30, 1998 and December 31, 1997, respectively, reflect underrecovered costs as follows:

                                                 June 30, December 31,
                                                   1998       1997
                                                --------  -----------
                                                (Millions of Dollars)
    Underrecovered Electric Energy Costs......     $8        $91
    Underrecovered Gas Fuel Costs.............     65         76
                                                -------    -------
       Total..................................    $73       $167
                                                =======    =======

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

Note 4.  Commitments and Contingent Liabilities

   Nuclear Operating Performance Standard (OPS)

   PECO Energy Company (PECO Energy), Delmarva Power & Light Company (DP&L) and PSE&G, three of the co-owners of the Salem Nuclear Generating Station, Units 1 and 2 (Salem) and the Peach Bottom Atomic Power Station, Units 2 and 3 (Peach Bottom), have agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. PSE&G is the operator of Salem and PECO Energy is the operator of Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding Atlantic City Electric Company) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor (MDC) (defined below) for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. Any such payment is limited to a maximum of $25 million per year. MDC is the gross electrical output for a station measured at the output terminals of its turbine generators during the most restrictive seasonal conditions, less the station's service load. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

   Year 2000

   Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. During the six months ended June 30, 1998, $12 million of costs related to Year 2000 readiness were incurred. Management estimates the total cost of this effort to approximate $92 million, to be incurred from 1997 through 2001, of which $37 million is expected to be incurred in 1998. A portion of these costs is not likely to be incremental to PSEG or PSE&G, but rather, will represent a redeployment of existing personnel/resources.

   PSEG and PSE&G are continuing to work with their supplier base to assess the Year 2000 status of vendors who provide critical materials and services. Sufficient information has not yet been received from all critical vendors to confirm the vendors' preparedness for Year 2000. PSEG and PSE&G are aggressively pursuing the key vendors who have been unresponsive; however, PSEG and PSE&G are not yet able to determine whether all of their critical vendors will be able to meet Year 2000 requirements.

   As previously reported, the Nuclear Regulatory Commission (NRC) had proposed to issue a generic letter which would require all nuclear plant operators to provide it with information concerning their programs, planned or implemented, to address Year 2000 computer and systems issues at their facilities. On May 11, 1998, the NRC issued a Generic Letter requiring submission of a written response within 90 days of the date of the Generic Letter indicating whether or not the operators have pursued and continue to pursue Year 2000 programs and addressing the programs' scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance. Additionally, the Generic Letter requires submission of a written response upon completion of the operators' Year 2000 program or no later than July 1, 1999 confirming that their facilities are Year 2000 ready, or will be Year 2000 ready, by 2000 with regard to compliance with the terms and conditions of their licenses and NRC regulations. On July 23, 1998, PSE&G provided its written response to the first requirement noted above, outlining for the NRC its Nuclear Business Unit (NBU) Year 2000 program and indicating that planned implementation will allow the NBU to be Year 2000 ready and compliant with the terms and conditions of its operating licenses and NRC regulations by January 1, 2000.

   If PSEG, PSE&G, their domestic and international subsidiaries, the other members of the Pennsylvania--New Jersey--Maryland Interconnection (PJM) or PSEG's or PSE&G's critical vendors are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

  Hazardous Waste

  Certain Federal and state laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the investigation and remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Except as discussed below with respect to its Remediation Program, PSEG and PSE&G do not expect its expenditures for any such site to have a material effect on their financial conditions, results of operations and net cash flows.

  The NJDEP has recently revised regulations concerning site investigation and remediation. These regulations will require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the utility industry, among others, to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites located on surface water bodies. PSE&G and predecessor companies owned and/or operated facilities located on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations and net cash flows.

  PSE&G Manufactured Gas Plant Remediation Program (Remediation
Program)

   In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material to PSEG's and PSE&G's financial condition, results of operations and net cash flows.

Note 5.  Financial Instruments and Risk Management

   PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and prices of security investments. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

   PSEG

   Interest Rate Swap

   PSEG entered into an interest rate swap on June 26, 1998 to hedge Enterprise Capital Trust II's $150 million of Floating Rate Capital Securities, Series B, due 2028, which were sold to a group of institutional investors in June 1998. The basis for both the interest rate swap and the Floating Rate Capital Securities is the quarterly London Interbank Offered Rate (LIBOR). Enterprise Capital Trust II is a special purpose statutory business trust controlled by PSEG. This interest rate swap effectively hedges the underlying debt for 10 years at an effective rate of 7.2%.

   PSEG Energy Holdings Inc.

   Equity Securities

   Resources, a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and partnerships which invest in equity securities. The aggregate carrying value of Resource's portfolio approximated its fair market value of $231 million and $185 million as of June 30, 1998 and December 31, 1997, respectively.

   PSE&G

   Nuclear Decommissioning Trust Funds

   Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying value of $509 million and $459 million of these funds approximates their fair market value as of June 30, 1998 and December 31, 1997, respectively.

Note 6.  Taxes

   As previously reported, the New Jersey Gross Receipts and Franchise Tax (NJGRT) was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment (TEFA), with no material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G. The TEFA will be phased out over five years. While under NJGRT, PSE&G was subject to an effective state tax on unit sales equal to approximately 13% of receipts. As a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will be substantially reduced. Interim rates were implemented with regard to the new tax structure effective with service rendered on and after January 1, 1998. The BPU completed its administrative review of the filings of all New Jersey utilities and approved permanent rates for 1998 on July 13, 1998 in a final Order. As a result of the July 13, 1998 BPU Order, utilities are subject to mandated adjustments which will be incorporated into their 1999 rates, pending BPU approval.

   Therefore, effective January 1, 1998, PSE&G became subject to the New Jersey Corporate Business Tax. Consequently, the effective income tax rate is as follows:

                                  Quarter Ended    Six Months Ended
                                     June 30,           June 30,
                                  ----------------  -----------------
                                    1998     1997     1998      1997
                                  -------  -------  -------   -------

Federal tax provision at
  statutory rate................   35.0 %   35.0 %   35.0 %    35.0 %
New Jersey Corporate Business
  Tax, net of Federal benefit...    5.9 %    --       5.9 %      --
Other -- net....................    1.3 %   (0.7)%    0.7 %    (0.6)%
                                  -------  -------  -------   -------
    Effective Income Tax Rate...   42.2 %   34.3 %   41.6 %    34.4 %
                                  =======  =======  =======   =======

Note 7.  Accounting Matters

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 dictates that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. It also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. PSEG and PSE&G adopted SFAS 130 effective January 1, 1998. The effects of adoption of SFAS 130 are not material for PSEG or PSE&G.

   Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements for periods beginning after December 15, 1997. This
Statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Since SFAS 131 solely revises disclosure requirements, the adoption of SFAS 131 will not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G.

   In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which is effective for financial statements for periods beginning after December 15, 1997. This statement revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Since SFAS 132 solely revises disclosure requirements, the adoption of SFAS 132 will not have a material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. An entity is to recognize all derivatives as assets or liabilities on the balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of that derivative. PSEG and PSE&G are currently evaluating the impact of SFAS 133.

   In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a Cumulative Change in Accounting Principle. PSEG and PSE&G are currently evaluating the impact, if any, of SOP 98-5.

Note  8.  Guaranteed Preferred Beneficial Interest in Subordinated Debentures

   The Guaranteed Preferred Beneficial Interest in Subordinated Debentures includes the monthly guaranteed preferred beneficial interest in PSE&G's subordinated debentures and the quarterly guaranteed preferred beneficial interest in PSEG's and PSE&G's subordinated debentures. The balances as of June 30, 1998 and December 31, 1997 of these preferred securities are as follows:

                                                          June 30, December 31,
                                                            1998       1997
                                                          --------  -----------
                                                          (Millions of Dollars)
    Monthly Guaranteed Preferred Beneficial
      Interest in PSE&G's Subordinated Debentures......       $210       $210
    Quarterly Guaranteed Preferred Beneficial
      Interest in PSE&G's Subordinated Debentures......        303        303
    Quarterly Guaranteed Preferred Beneficial
      Interest in PSEG's Subordinated Debentures.......        375          0
                                                           -------    -------
       Total...........................................       $888       $513
                                                           =======    =======

   The increase in the Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures since December 31, 1997 is due to the issuance in January 1998 and June 1998 of $225 million of 7.44% Trust Originated Preferred Securities, Series A and $150 million of Floating Rate Capital Securities, Series B, respectively. Additionally, Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures increased as a result of the July 1998 issuance of $150 million of 7.25% Trust Originated Preferred Securities, Series C by PSEG Capital Trust III.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Notes to Consolidated Financial Statements of PSEG are incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

      Note 1.   Basis of Presentation/Organization
      Note 2.   Rate Matters
      Note 3.   Regulatory Assets and Liabilities
      Note 4.   Commitments and Contingent Liabilities
      Note 5.   Financial Instruments and Risk Management
      Note 6.   Taxes
      Note 7.   Accounting Matters
      Note 8.   Guaranteed Preferred Beneficial Interest in Subordinated
                  Debentures


Note 6.  Taxes

   The effective income tax rate is as follows:

                                 Quarter Ended     Six Months Ended
                                     June 30,           June 30,
                                  ---------------   -----------------
                                    1998    1997      1998     1997
                                  -------  ------   -------  --------

Federal tax provision at
  statutory rate................    35.0%    35.0%    35.0%     35.0%
New Jersey Corporate Business
  Tax, net of Federal benefit...     5.9%      --      5.9%       --
Other-- net.....................     1.7%     0.2%     1.8%     (0.2)%
                                  -------   ------   -------  --------
    Effective Income Tax Rate...    42.6%    35.2%    42.7%     34.8%
                                  =======   ======   =======  ========

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Results of Operations

   Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.53 for the quarter ended June 30, 1998, representing an increase of $0.14 or 36% per share from the comparable 1997 period. Basic and diluted earnings per share were $1.35 for the six months ended June 30, 1998, representing an increase of $0.36 or 36% per share from the comparable 1997 period.

   Public Service Electric and Gas Company's (PSE&G) contribution to earnings per share of Common Stock for the quarter and six months ended June 30, 1998 increased $0.12 and $0.21 from the comparable 1997 periods, respectively. The increases for the quarter and six months ended June 30, 1998 were primarily due to profits realized from energy trading and other wholesale power activities and decreased operating and maintenance expenses related to the return to service of PSE&G's Salem Nuclear Generating Station (Salem). For a discussion of commodity trading, see Item 3. Qualitative and Quantitative Disclosures about Market Risk. The results of operations for the six months ended June 30, 1998 were further impacted by the one-time charge to earnings of $55 million or $0.24 per share recorded in the first quarter of 1997 resulting from the settlement of lawsuits filed by the co-owners of Salem. The increase for the six months ended June 30, 1998 was partially offset by higher operation expenses, including Year 2000 readiness (see Note 4. Commitments and Contingent Liabilities of Notes) and depreciation expenses.

   PSEG Energy Holdings Inc.'s (Energy Holdings) contribution to earnings per share of Common Stock for the quarter and six months ended June 30, 1998 increased $0.02 and $0.15 from the comparable 1997 periods, respectively, primarily due to greater earnings of PSEG Resources Inc. (Resources). Resources' earnings increased for the quarter and six months ended June 30, 1998 primarily due to higher income from investments in partnerships. The results of operations for the six months ended June 30, 1998 were further impacted by a gain resulting from the exercise of an early buyout option in the first quarter of 1998 by the lessee in a leveraged lease investment of Resources.

PSE&G -- Revenues

   Electric

   Revenues increased $248 million or 26% and $465 million or 24% for the quarter and six months ended June 30, 1998 from the comparable periods in 1997, respectively, primarily due to an increase in energy trading activity and higher sales to large industrial customers (see PSE&G -- Expenses -- Interchanged Power and Fuel for Electric Generation).

   These increases were partially offset by a decrease to revenue caused by New Jersey energy tax reform in 1998 (see Note 6. Taxes of Notes and PSE&G -- Expenses -- Income Taxes). Collection of New Jersey Gross Receipts and Franchise Tax (NJGRT) was reflected in revenue and expense in 1997. As a result of energy tax reform, the portion of NJGRT replaced by the New Jersey sales and use tax is no longer reflected in revenue or expense on the income statement. State sales and use tax is a liability of the customer, collected by PSE&G and remitted to the State and is recorded in Tax Collections Payable, which is included in Other Current Liabilities on the Consolidated Balance Sheets.

   Gas

   Revenues decreased $51 million or 16% and $174 million or 16% for the quarter and six months ended June 30, 1998 from the comparable periods in 1997, respectively. The decreases were primarily due to lower recovery of fuel costs and decreased therm sales resulting from milder winter weather in 1998 and energy tax reform (see PSE&G --Revenues -- Electric above).

PSE&G -- Expenses

   Interchanged Power and Fuel for Electric Generation

   Interchanged Power and Fuel for Electric Generation increased $204 million or 84% and $442 million or 90% for the quarter and six months ended June 30, 1998 from the comparable 1997 periods, respectively, primarily due to an increase in energy trading activity. Effective January 1, 1998, the amount included for Electric Levelized Energy Adjustment Clause (LEAC) under/overrecovery represents the difference between fuel-related revenues and fuel-related expenses which are comprised of the cost of generation and interchanged power at the PJM market clearing price. Effective April 1, 1998, the PJM locational marginal price replaced the PJM market clearing price. To the extent fuel revenue and expense flow through the LEAC mechanism, variances in fuel revenues and expenses offset and thus have no direct effect on earnings.

   Gas Purchased

   Gas purchased decreased $11 million or 6% and $41 million or 7% for the quarter and six months ended June 30, 1998 from the comparable 1997 periods, respectively. The decreases were primarily due to the milder winter weather in 1998. Due to the operation of the Levelized Gas Adjustment Clause (LGAC) mechanism, variances in fuel revenues and expenses offset and have no direct effect on earnings.

   Operation and Maintenance

   Operation and maintenance expenses increased $29 million or 9% and $45 million or 7% for the quarter and six months ended June 30, 1998 from the comparable 1997 periods, respectively. The increases were primarily due to higher demand side management recovery, resulting in a greater recognition of previously deferred expenses, and higher expenses related to information technology, including Year 2000 readiness. These increases were partially offset by lower operation and maintenance expenses related to Salem's return to service. Demand side management costs are currently recoverable through the demand side adjustment factor of the LEAC, are recorded in both expense and revenue and therefore, have no direct effect on earnings (see Note 2.
Rate Matters of Notes).

   Income Taxes

   PSE&G became subject to New Jersey State income tax, effective January 1, 1998, due to energy tax reform in the State of New Jersey (see Note 6. Taxes of Notes). Income Taxes increased $34 million or 74% and $49 million or 33% for the quarter and six months ended June 30, 1998 from the comparable 1997 periods, respectively. These increases are primarily due to the inclusion of State income tax of $25 million and $56 million for the quarter and six months ended June 30, 1998, respectively. In the quarter ended June 30, 1998, there was an increase of $9 million in Federal income taxes due to higher pre-tax operating income. For the six months ended June 30, 1998, there was a decrease of $7 million in Federal income taxes due to lower pre-tax operating income.

   Transitional Energy Facility Assessment (TEFA) / New Jersey Gross Receipts and Franchise Tax (NJGRT)

   TEFA/NJGRT decreased $79 million or 67% and $202 million or 70% for the quarter and six months ended June 30, 1998 from the comparable 1997 periods, respectively, due to New Jersey energy tax reform. For 1998, the amount represents TEFA unit-based taxes while the 1997 amount represents NJGRT unit-based taxes. The TEFA unit tax rates are approximately 30% of the NJGRT unit tax rates. See PSE&G --Revenues and Income Taxes, above, and Note 6. Taxes of Notes for other impacts of New Jersey energy tax reform.

Year 2000 Expenses -- PSEG and PSE&G

   For a discussion of Year 2000 expenses, see Note 4. Commitments and Contingent Liabilities of Notes.

PSEG Energy Holdings Inc. -- Earnings

                                              Increase (Decrease)
                                      ----------------------------------
                                       Quarter Ended    Six Months Ended
                                           June 30,          June 30,
                                        1998 vs. 1997      1998 vs. 1997
                                      ----------------------------------
                                           (Millions of Dollars)
    PSEG Resources Inc. (Resources)..        $6             $36
    PSEG Global Inc. (Global)........        (2)              -
    PSEG Energy Technologies Inc.
      (Energy Technologies)..........         -              (1)
                                            -----         -------
        Total........................        $4             $35
                                            =====         =======

   Energy Holdings' earnings were $14 million and $49 million for the quarter and six months ended June 30, 1998, respectively, an increase of $4 million and $35 million, respectively. These increases were primarily due to Resources' higher income from investments in partnerships and a gain resulting from the exercise of an early buyout option in the first quarter of 1998 by the lessee in a leveraged lease.

Liquidity and Capital Resources

   PSEG

   PSEG is a public utility holding company and as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct subsidiaries, PSE&G and Energy Holdings.

   Cash generated from PSE&G's operations is expected to provide the major source of funds for PSE&G's business. Energy Holdings' growth will be funded through external financings, cash generated from operations and equity capital.

   Dividend payments on Common Stock were $1.08 per share and totaled $251 million for the six months ended June 30, 1998. PSE&G paid common dividends of $251 million to PSEG during the six months ended June 30, 1998 and 1997, respectively. Due to the growth in Energy Holdings' investment activities, no dividends on Energy Holdings' common stock were paid or anticipated in the six months ended June 30, 1998 and 1997 or are anticipated for the remainder of 1998. Energy Holdings paid $6 million of dividends related to its preferred stock issued to PSEG for the six months ended June 30, 1998. Energy Holdings had no preferred stock outstanding in the period ended June 30, 1997. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, financial requirements and other factors including the receipt of dividend payments from its subsidiaries.

   PSEG and PSE&G, respectively, have issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable
Interest Subordinated Debentures have been deferred, or PSEG or PSE&G, respectively, has defaulted on an indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G, respectively, may pay any dividends on its common and preferred stock.

   As of June 30, 1998, PSEG's capital structure consisted of 48% common equity, 42% long-term debt and 10% preferred stock and other preferred securities.

   As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the New Jersey Board of Public Utilities (BPU) approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at June 30, 1998 were approximately 17% of assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and Capital to $750 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. Beginning in 1995, the debt supported by such minimum net worth maintenance agreement was limited to $650 million and the affiliation fee has been proportionately reduced as such supported debt is reduced. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the cost of all services provided to them by employees of PSE&G.

   As a result of PSEG's intent that Energy Holdings and its subsidiaries provide growth vehicles for PSEG, financing requirements connected with the continued growth of Energy Holdings, changes to the utility industry expected from the final outcome of the Energy Master Plan proceedings and potential accounting impacts resulting from the deregulation of the generation of electricity, modifications will be required to certain of the restrictions agreed to by PSEG with the BPU in response to the Focused Audit. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing of Energy Holdings and accordingly, PSEG's future prospects, including financial condition, results of operations and net cash flows (see Note 2. Rate Matters of Notes).

   PSE&G

   For the six months ended June 30, 1998, PSE&G had utility plant additions, including Allowance for Funds Used During Construction of $196 million, a $41 million decrease from the corresponding 1997 period. The decrease was primarily due to the replacement of Salem 1 steam generators in 1997. PSE&G expects that it will be able to generate all of its construction and capital requirements over the next five years internally, assuming adequate and timely recovery of costs, as to which no assurances can be given (see Note 2. Rate Matters of Notes).

   PSEG Energy Holdings Inc.

   In June and July 1998, PSEG invested $147 million and $145 million, the proceeds of the sale of Capital Securities and Trust Securities (see External Financings), in Energy Holdings, which issued to PSEG like amounts of its 4.80% and 4.875% Cumulative Preferred Stock and made additional equity investments in Global and Resources.

   In April 1998, Resources closed on its investment in the lease of a domestic gas-fired steam electric generating station to a domestic utility. Resource's equity investment was approximately $39 million.

   In May 1998, Global sold its 50% interests in two domestic cogeneration plants, resulting in proceeds to Energy Holdings of $70 million, which resulted in an after-tax gain of approximately $5 million.

   In June 1998, Enterprise Group Development Corporation (EGDC) sold its 75% interest in one of its properties for approximately $5 million, resulting in a minimal loss which had been previously reserved through a valuation allowance.

   In July 1998, Resources purchased a 33.3% interest in a leveraged lease of a natural gas-fired generating station in the United Kingdom for approximately $40 million.

   For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect future earnings.

External Financings

   PSEG

   On June 30, 1998, PSEG had a $25 million line of credit with a bank with no debt outstanding under this line of credit. Also, at that date, PSEG had a committed $150 million revolving credit facility which expires in December 2002 with no debt outstanding under this facility.

   In June 1998, Enterprise Capital Trust II, a special purpose statutory business trust controlled by PSEG, issued $150 million of its Floating Rate Capital Securities, Series B. Proceeds were lent to PSEG and are evidenced by its deferrable interest subordinated debentures. PSEG used the proceeds to make a $147 million preferred equity investment in Energy Holdings. The debentures and their related indenture constitute a full and unconditional guarantee by PSEG of the preferred securities issued by the trust. If, and for as long as, payments on PSEG's debentures have been deferred, or PSEG has defaulted on the indenture related thereto or its guarantee thereof, PSEG may not pay any dividends on its Common Stock (see Liquidity and Capital Resources -- PSEG). At the time of issuance, PSEG's floating rate obligation under its debentures was swapped for a fixed rate payment resulting in an effective rate of 7.2% (see
Note 5. Financial Instruments and Risk Management of Notes).

   In July 1998, Enterprise Capital Trust III, a special purpose statutory business trust controlled by PSEG, issued $150 million of its 7.25% Trust Originated Preferred Securities, Series C. Proceeds were lent to PSEG and are evidenced by its deferrable interest subordinated debentures. PSEG used the proceeds to make a $145 million preferred equity investment in Energy Holdings. The debentures and their related indenture constitute a full and unconditional guarantee by PSEG of the preferred securities issued by the trust. If, and for as long as, payments on PSEG's debentures have been deferred, or PSEG has defaulted on the indenture related thereto or its guarantee thereof, PSEG may not pay any dividends on its Common Stock (see Liquidity and Capital Resources -- PSEG).

   As previously disclosed, both PSEG and PSE&G have issued a total of approximately $525 million and $513 million, respectively, of deferrable interest subordinated debentures which are treated as debt to the issuer for Federal income tax purposes and as preferred equity for financial accounting and rating agency purposes. In a case not involving PSEG or PSE&G, the Internal Revenue Service (IRS) has proposed to disallow interest deductions claimed by Enron Corp. (Enron) on two issues of similar long-term subordinated debentures. That issue is now in litigation (Enron Corp. v. Commissioner, Tax Court Docket No. 6149-98). There can be no assurance that Enron will prevail in this litigation if it is not settled or, if Enron does prevail, that the IRS nevertheless may seek to disallow the deductions that PSEG and PSE&G have taken and will claim for interest paid on such debentures. The annualized interest expense for these debentures for PSEG and PSE&G together is approximately $82 million. In total for 1994 through 1997, PSEG and PSE&G took approximately $89 million in interest deductions for these debentures, which equates to about $31 million in tax benefits. If challenged by the IRS, PSEG and PSE&G would expect to vigorously defend the deductibility of the interest payments taken as deductions on previously filed Federal tax returns. In the event of the occurrence of a Tax Event as defined in the respective debenture indentures, such as the receipt of an opinion of counsel that there is a more than insubstantial risk that interest payable on the debentures will not be tax deductible, PSEG and PSE&G have the right to redeem the preferred securities and issue the debentures to the preferred securities holders or to refinance such obligations as allowed in the respective debenture indentures.

   PSE&G

   PSE&G has received authority from the BPU, through December 31, 1998, to opportunistically refinance essentially all of its long-term debt and to refund up to $250 million of matured debt.

   Under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At June 30, 1998, the coverage ratio under PSE&G's Mortgage was 3.66:1. As of June 30, 1998, the Mortgage would permit up to approximately $3.5 billion aggregate principal amount of new Bonds to be issued against previous additions and improvements.

   In April 1998, $8 million of PSE&G's 7.50% Bonds, Series OO, were purchased in the open market. On August 3, 1998, the remaining outstanding $234 million of the Series OO Bonds were redeemed.

   In May 1998, PSE&G sold $250 million of its Bonds, Remarketable Series YY, due 2023, Mandatorily Tendered 2008. The Series YY Bonds will bear interest at the rate of 6.375% per annum until May 1, 2008. PSE&G also entered into a Remarketing Agreement with a third party that granted the third party the option to call and remarket the Series YY Bonds on May 1, 2008 for the remaining term of the Series YY Bonds. If not called by the third party, the Bonds must be put by the holders to PSE&G. The proceeds of the sale were used primarily to redeem PSE&G's Series OO Bonds.

   On July 1, 1998, $18 million of PSE&G's 6% Debenture Bonds matured.

   To provide liquidity for its commercial paper program, PSE&G has a $650 million revolving credit agreement expiring in June 1999 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On June 30, 1998, there were no borrowings outstanding under these credit agreements.

   The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 1999, not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On June 30, 1998, PSE&G had $888 million of short-term debt outstanding, including $124 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $250 million at June 30, 1998.

   PSE&G Fuel Corporation (Fuelco), a wholly-owned subsidiary of PSE&G, has a $125 million commercial paper program to finance its 42.49% share of Peach Bottom nuclear fuel, which program is supported by a $125 million revolving credit facility expiring on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's obligations under this program. At June 30, 1998, Fuelco had $67 million of commercial paper outstanding under this program.

   PSEG Energy Holdings Inc.

   At June 30, 1998, PSEG Capital Corporation (Capital), a wholly-owned subsidiary of Energy Holdings, had total debt outstanding of $596 million, including $573 million of Medium Term Notes (MTNs) and $23 million of Senior Notes. In July 1998, $75 million of Capital's 9.00% MTNs matured. As a result of the Focused Audit, Capital debt is being phased out over a six to ten year period from April 1993 (see Liquidity and Capital Resources).

   As of June 30, 1998, Enterprise Capital Funding Corporation (Funding), a wholly-owned subsidiary of Energy Holdings, had $300 million and $150 million revolving credit facilities expiring in July 1999 and November 1998, respectively, with two groups of banks under which facilities no debt was outstanding. On June 1, 1998, $83 million of Funding's Series E 9.95% Senior Notes matured. Funding had $45 million of privately-placed Senior Notes outstanding as of June 30, 1998. As of June 30, 1998, Funding had $159 million of total debt outstanding.

   Energy Holdings, Resources and Global are subject to restrictive business and financial covenants contained in existing debt agreements. Energy Holdings is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.50:1. As of June 30, 1998, Energy Holdings had a consolidated debt to equity ratio of 1.00:1. For the twelve months ended June 30, 1998, the EBIT coverage ratio, as defined to exclude the effects of EGDC, was 2.61:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's and Energy Holdings' ability to obtain additional financing beyond current levels (see Liquidity and Capital Resources).

Nuclear Operations

   As previously reported, PSE&G's Salem Units 1 and 2 (Salem 1 and 2) returned to service on April 17, 1998 and August 30, 1997, respectively. On June 30, 1998, the Nuclear Regulatory Commission (NRC) closed its Confirmatory Action Letter (CAL) concerning Salem noting that all commitments of the CAL had been satisfactorily addressed. For a discussion of the operating performance standard applicable to Salem, see Note 4. Commitments and Contingent Liabilities of Notes.

   At the July 1998 semi-annual NRC Senior Management Meeting, the NRC removed Salem 1 and 2 from the NRC Watch List. The NRC noted that plant material condition, safety culture and management oversight and effectiveness had substantially improved. The NRC also observed that, while the maintenance backlog resulting from discovery efforts during the outage remains high, PSE&G is effectively managing the prioritization and resolution of those items. Additionally, the NRC noted that PSE&G's management team has instituted robust safety oversight and self-assessment at the site and that Salem has demonstrated sustained successful plant performance.

Competitive Environment

   Rate Matters

   For discussions of the New Jersey Energy Master Plan, non-utility generation buydown, the LGAC, the Gas Unbundling Pilot Program, the LEAC/Demand Side Adjustment Factor, the RAC and other rate matters, see Note 2. Rate Matters of Notes. The outcome of these proceedings could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

   Federal Energy Regulatory Commission (FERC) Order No. 888 (Order No. 888)

   As previously reported, numerous parties, including PSE&G, have filed petitions for judicial review of Orders No. 888, 888A and 888B before the Courts of Appeals for the District of Columbia and the Second Circuits. In March 1998, all of these appeals were consolidated in the Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On April 30, 1998, the D.C. Circuit entered an order permitting certain additional parties to intervene and establishing certain procedural guidelines for the hearing of these appeals.

   Pennsylvania--New Jersey--Maryland Interconnection (PJM)

   Effective April 1, 1998, PJM implemented locational marginal pricing (LMP) for congestion costs within the PJM control area pursuant to FERC requirements. LMP provides for an allocation of congestion costs to transmission users within the PJM control area. Sufficient data is not yet available to determine whether LMP will ultimately result in increases or decreases in PSE&G's cost of Interchanged Power and Fuel for Electric Generation or whether such increases or decreases will be material.

     Currently, the PJM Operating Agreement dictates that energy sold in the PJM interchange energy market from generation located within the PJM control area shall not exceed the variable cost of producing such energy. Transactions that are bid into the PJM pool from generation located outside the PJM control area are capped at $1,000 per megawatt hour. In the event that all available generation within the PJM control area is insufficient to cover demand, PJM could institute emergency purchases from adjoining regions. The cost of such emergency purchases is dependent upon market conditions and not subject to any PJM price cap. Certain of the PJM member companies have requested the FERC to revise the PJM Operating Agreement to allow submission of market based bids to the PJM interchange energy market. PSEG and PSE&G cannot predict the outcome of this request or the impact on PSEG's and PSE&G's future financial condition, results of operations and net cash flows if such request is successful. For further discussion of price volatility of electricity, see Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Future Outlook

   PSEG continues to pursue its strategies to grow its business. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of traditional utility services and markets. PSE&G's strategy is to size its electric generation fleet in New Jersey to meet its anticipated needs, while seeking to increase its value through wholesale trading. PSE&G will also seek to capitalize on synergies which may exist with its natural gas purchasing and trading activities. PSE&G's transmission and distribution strategy, both gas and electric, is to provide cost-effective, high quality service, while considering opportunities for expansion of this business through business combinations. Global's strategy is to invest in both generation and transmission and distribution facilities worldwide with the goal of creating long-term value. Resources' strategy is to continue focusing on passive investments in the energy sector worldwide seeking to provide earnings and economic value. Energy Technologies' strategy is to expand upon the current energy related services it provides to industrial and commercial customers to create long-term value.

   Successful implementation of these strategies, coupled with the restructuring of the electric industry, could significantly change PSEG's earnings mix. Most significant among the changes would be the shift in earnings away from the domestic generation business into the international generation, transmission and distribution businesses, and to a lesser extent, into the energy services business.

PSE&G

   The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations; Competitive Environment and Future Outlook.

Forward Looking Statements

   The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective", "hypothetical", "potential" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; Federal and State regulatory actions; costs of construction; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; market risk; and credit market concerns. PSEG and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and PSE&G prior to the effective date of the Act.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodities

   The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSE&G enters into physical forward and options contracts and financial derivatives including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity, are designed to cover estimated electric and gas customer commitments. Gains and losses resulting from physical forward and options contracts and financial derivatives are recognized as a component of fuel revenue and expense upon maturity of these contracts. Additionally, PSE&G enters into physical forward and options contracts that are speculative in nature which are immaterial to PSE&G's market portfolio and do not have a material impact on PSE&G's financial condition, results of operations and net cash flows.

   PSE&G uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical contracts and financial derivative instruments. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSE&G estimates value-at-risk across its commodity business using a model with historical volatilities and correlations. The measured value-at-risk using a variance/co-variance model with a 97.5 percent confidence level and assuming a one week horizon at June 30, 1998 was approximately $18 million. PSE&G's calculated value-at-risk exposure represents an estimate of potential net losses that could be recognized on its portfolio of physical and financial derivative instruments assuming historical movements in future market rates. These estimates, however, are not necessarily indicative of actual results which may occur, since actual future gains and losses will differ from those historical estimates based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in PSE&G's portfolio of hedging instruments during the year.

   PSE&G is generally in a short (or deficit) position when comparing average on-peak demand to its average expected economic generating capability. As a result of unseasonably warm weather increasing the demand for electricity, coupled with scheduled and unscheduled generating plant outages in the Midwest in June 1998, forward prices of electricity rose to unprecedented high levels for the summer months of 1998 and 1999. In addition, the volatility factor for those months increased sharply. The value-at-risk at June 30, 1998 increased by approximately $11 million from December 31, 1997 due to the large net long (or surplus) position (created by anticipated economic generation) multiplied by the increased volatility rate.

   As discussed in Results of Operations of Item 2. Management's Discussion and Analysis, energy trading operations at PSE&G positively impacted the results of operations for the six months ended June 30, 1998. Other utilities and power marketers have experienced significant losses in their energy trading operations during that period. These losses were primarily attributable to counterparty defaults as a result of extreme market volatility, as noted above.

   PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG has a Risk Management Committee made up of executive officers and an independent risk oversight function to enhance its risk management practices. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G and Energy Holdings. In the event of nonperformance or nonpayment by a major counterparty, there may be a material adverse impact on PSEG's and PSE&G's financial conditions, results of operations and net cash flows.


   There are no other material changes in or additions to the information reported in the PSEG and the PSE&G 1997 Annual Report on Form 10-K regarding qualitative and quantitative disclosures about market risk of PSEG, PSE&G and their subsidiaries.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

   Certain  information  reported  under  Item  3 of  Part I of  Public  Service
Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1997 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 is updated below.

  (1) Form 10-K, Pages 19-20. As previously reported, PSE&G has been named as a potentially responsible party and alleged to be liable for contamination at the Metal Bank Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania. PSE&G estimates that its share of the cost of performing the remedy selected by the U.S. Environmental Protection Agency (EPA) could be $4 to $8 million. On June 26, 1998, EPA Region III issued an Administrative Order For Remedial Design And Remedial Action, Docket No. III-98-082-DC, to thirteen Respondents including PSE&G, other utilities, and other persons and entities, ordering the Respondents to implement the remedy selected in the Record of Decision (ROD) issued by EPA Region III in December, 1997. Additionally, with respect to this site, on July 1, 1998, the United States of America moved in the matter entitled United States of America, et. al., v. Union Corporation, et. al., Civil Action No. 80-1589, United States District Court for the Eastern District of Pennsylvania, seeking leave of court to file an amended complaint adding claims under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and one other utility are third party defendants in the foregoing captioned matter. On July 28, 1998, PSE&G and seven other utilities named as Respondents in the above-referenced Administrative Order filed with EPA Region III a Notice of Intent to Comply With Administrative Order for Remedial Design and Remedial Action, Metal Bank Cottman Avenue Site, Docket No. III-98-082-DC.

   (2)Form 10-K, Page 27 and March 31, 1998 Form 10-Q, Page 24. As previously reported, in October 1995, PSEG received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to nuclear operations of Salem and Hope Creek Nuclear Generating Stations (Salem and Hope Creek). The Board of Directors promptly commenced an investigation and advised the purported shareholder thereof. While the investigation was pending, the purported shareholder nevertheless commenced, by complaint filed in December 1995, a shareholder derivative action against the then incumbent directors, except Dr. Remick. Similar derivative complaints were filed by two profit sharing plans and one individual in February and March 1996 against Messrs. Ferland, Codey, Eliason and others. On March 19, 1996, the Board's investigation was concluded, and the Board determined that this litigation should not have been instituted and should be terminated. On July 3, 1996, another individual purported shareholder filed a similar complaint naming the same defendants as the first derivative lawsuit. The four complaints generally seek recovery of damages for alleged losses purportedly arising out of PSE&G's operation of Salem and Hope Creek, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. On August 21, 1996, all defendants filed motions to dismiss all four derivative actions, which motions were denied and attempts to appeal were unsuccessful. Pursuant to a Court Order, on December 31, 1997, the defendants filed motions for summary judgment to dismiss two of the cases. In one of the other two cases, separate motions for partial and complete summary judgment were filed by the defendants on April 1, 1998. In the fourth case, on April 1, 1998 the defendants filed a motion for partial summary judgment. On May 21, 1998, the defendants filed additional motions for complete summary judgment in the third and fourth cases. All of these motions are pending. By stipulation filed on June 15, 1998, the individual plaintiff in the action filed in March 1996 was voluntarily dismissed as a plaintiff in the action. The outcome of these matters cannot be predicted.

   (3)Form 10-K, Page 45. As previously reported, in October 1997, Old Dominion Electric Cooperative (ODEC) filed a complaint at the Federal Energy Regulatory Commission (FERC) seeking to modify its 1992 agreement with PSE&G for a ten year sale of 150 megawatts of capacity and energy. On August 4, 1998, FERC dismissed ODEC's complaint, determining that certain issues relating to rate "pancaking" for transmission were more appropriately addressed in the pending FERC docket relating to the PJM Interconnection and that ODEC had failed to show it was entitled to relief on the remaining issues. PSE&G cannot predict whether ODEC will appeal this ruling or the final outcome of these proceedings.

 New Matter

   On June 25, 1998, a complaint was filed against the directors of PSEG, and PSEG as a nominal defendant, by the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit, alleging that the 1996, 1997 and 1998 proxy statements provided to shareholders of PSEG were false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at and reserves with respect to PSEG's nuclear operations, (iii) a demand letter relating to an earlier shareholder derivative suit, (iv) PSEG's liabilities to the Salem co-owners as a result of the shutdown of the Salem plants and (v) a shareholder proposal relating to operations of Salem 1 and 2 which was voted upon at the 1998 annual meeting of shareholders. The complaint seeks to have declared illegal the 1996, 1997 and 1998 elections of directors of PSEG, the vote upon a stockholder proposal at the 1998 annual meeting, ratification of the selection of Deloitte & Touche as PSEG's auditors at those annual meetings, requiring PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the court hearing this matter, which will include as nominees for election as directors persons having no previous relationship with PSEG or the current directors and other relief. PSEG is currently reviewing the complaint. PSEG cannot predict the outcome of this matter. G.E. Stricklin v. E. James Ferland, et al, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-3279.

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

   (2)Page  9.  Proceeding   before  the  BPU  in  the  Matter  of  the  Board's
      Determination a Management Audit be Performed on PSE&G, Docket No. EA97060397.

   (3)Page 10.  Proceeding  before the BPU  relating  to PSE&G's  Levelized  Gas
      Adjustment   Clause  (LGAC)  filed  on  November  14,  1997,   Docket  No.
      GR97110839.

   (4)Page 11. Proceeding before the Superior Court of New Jersey, Appellate Division in the matter of the motion of PSE&G to increase the level of the Electric Demand Side Adjustment Factor, Appellate Docket No. A-005257-97T2.

   (5)Page 11. Proceedings before the BPU relating to the Electric Levelized Energy Adjustment Clause (LEAC) rate increase to recover Demand Side Management (DSM) costs, Docket No. ER97020101.

   (6)Page  11.  Proceedings  before  the  BPU in  the  Matter  of the  Electric
      Restructuring Plans Filed by Atlantic City Electric Company, Jersey Central Power & Light Company, D/B/A GPU Energy, Public Service Electric and Gas Company, and Rockland Electric Company - General Auction Standards and Review Criteria, Order Adopting Auction Standards, Docket Nos. EX94120585Y, EO97070457, EO97070460, EO97070463, and EO97070466.

   (7)Page 24.  Proceedings  before the  Federal  Energy  Regulatory  Commission
      (FERC) relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

   (8)Page 24. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of appeal of FERC Orders No. 888, 888A and 888B. (Transmission Access Policy Study Group v. Federal Energy Regulatory Commission, United States Court of Appeals in the District of Columbia Circuit, Docket No. 97-1715.)

   (9)Page 24. Proceeding before FERC relating to the development by PSE&G and other regional transmission owners in PJM of a new transmission service tariff and an Independent System Operator, FERC Docket Nos. OA97-261-000, et. al.

   (10) Page 29. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of the DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998, Northern States Power
      v. Department of Energy, Docket No. 97-1064.

   (11) Page 30. Proceedings before FERC relating to a declaratory judgment action challenging PSE&G's interpretation of the capacity release rules, Texas Eastern Transmission Corporation, FERC Docket No. RP98-83-000.


                            ITEM 5. OTHER INFORMATION

   Certain information reported under PSEG's and PSE&G's 1997 Annual and March 31, 1998 Quarterly Report to the SEC is updated below. References are to the related pages of the Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as printed and distributed.

Discretionary Proxy Voting Authority

   New Matter

   The SEC has recently amended its proxy rules regarding use of discretionary voting authority with respect to certain shareholder proposals. If PSEG is not notified by January 23, 1999 of any proposal intended to be presented for consideration at the 1999 Annual Meeting of Stockholders, then the proxies named by PSEG management with respect to the meeting shall have discretionary voting authority with respect to such proposal if presented at the meeting.

Credit Ratings

   Form 10-K, Page 5

   During the second quarter of 1998, Standard and Poor's, Moody's and Duff and Phelps reconfirmed the credit ratings for PSEG and PSE&G as disclosed in the 1997 Form 10-K. Additionally, Moody's changed its outlook from negative to stable.

Nuclear Fuel Disposal

   Form 10-K, Page 12

   As  previously  reported,  in  accordance  with the Nuclear  Waste Policy Act
(NWPA), PSE&G has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Interchanged Power and Fuel for Electric Generation in the Statements of Income. These costs are being recovered through the LEAC (see Note 2. Rate Matters of Notes).

   DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available until 2010 at the earliest. Accordingly, legislation which would have the DOE establish a centralized interim spent fuel storage facility has been introduced in Congress. In cases brought by PSE&G, 40 other utilities and many state and local governments, the United States Court of Appeals for the District of Columbia Circuit reaffirmed DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998. In November 1997, the court ruled that the utilities had fulfilled their obligations under their respective contracts with DOE by contributing to the Nuclear Waste Fund. The court further ruled that DOE's argument of unavoidable delay to meet its obligation was without merit. However, the court did not order DOE to commence spent fuel acceptance by January 31, 1998; instead, it decided that the standard contract provided a potentially adequate remedy in the form of payment of damages if DOE failed its obligations. In May 1998 the court denied a petition by PSE&G, 40 other utilities, and many states and state agencies to order DOE to begin spent fuel acceptance immediately and declare that the utilities are allowed to escrow their Nuclear Waste Fund fees until DOE begins spent fuel acceptance. Following this decision, DOE proposed a settlement of issues related to its failure to meet its obligation, which the utilities unanimously rejected. PSE&G is continuing to work with the utility industry to develop a methodology for determining damages incurred as a result of DOE's failure to meet its obligation and a strategy for its implementation. PSE&G is presently studying options to recover damages from DOE. No assurances can be given as to the ultimate availability of a disposal facility.

Nuclear Operations

   Form 10-K, Page 8

   On June 8, 1998, the NRC issued its latest Systematic Assessment of Licensee Performance (SALP) Report for Hope Creek for the period November 10, 1996 to May 16, 1998. In the areas of Operations, Maintenance and Engineering, Hope Creek was rated Category 2 or "good" performance. In the area of Plant Support, Hope Creek received a "superior", or Category 1, rating. The NRC noted improved performance in all functional areas during the period, with marked improvement in the Plant Support area, particularly concerning security and emergency preparedness. The NRC also noted that although several human performance issues associated with procedure violations, attention to detail and work controls were evident during the fall 1997 outage, operation since then has been nearly event-free.

   On July 29, 1998, the NRC notified PSE&G that Salem 1 and 2 had been removed from the NRC's Watch List (see Item 2. Management's Discussion and Analysis -- Nuclear Operations).

   Form 10-K, Page 10

   PECO Energy has advised PSE&G that the NRC held a predecisional enforcement conference on May 21, 1998 to discuss two apparent violations concerning failure to maintain the operability of a Peach Bottom Unit 3 emergency core cooling system pump. On June 11, 1998, the NRC issued an aggregate Level III violation and a civil penalty of $55,000. PECO will not dispute the violation.

Low Level Radioactive Waste (LLRW)

   Form 10-K, Page 12 and March 31, 1998 Form 10-Q, Page 27

   As a by-product of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials. LLRW materials are accumulated on site and disposed of at licensed permanent disposal facilities in Barnwell, South Carolina and Clive, Utah.

   PECO Energy has advised PSE&G that on June 18, 1998, the Appalachian States LLRW Compact Commission unanimously agreed to suspend efforts to site a radwaste storage facility in Pennsylvania. The Secretary of the Pennsylvania Department of Environmental Protection had suggested ending the search due to the declining amounts of radwaste produced by hospitals, nuclear power plants and research facilities. The other compact members (Delaware, Maryland and West Virginia) have asked Pennsylvania to make provisions to resume the search if conditions change.

Other State Regulatory Matters

   Form 10-K, Page 4 and March 31, 1998 Form 10-Q, Page 27

   As previously reported, on December 3, 1997 one of the interstate pipeline companies from which PSE&G obtains service filed a declaratory judgment action with FERC challenging PSE&G's interpretation of the capacity release rules. Under the interpretation proposed by the interstate pipeline company, PSE&G would be required to guarantee the performance of Public Service Energy Trading Company (PSETC) under the transferred agreements. PSE&G disagreed with these claims and filed a protest challenging the December 3, 1997 filing. On February 11, 1998, FERC ruled in favor of the interstate pipeline company finding that it was not unreasonable for the pipeline company to refuse to discharge PSE&G under the circumstances addressed in the order. On April 29, 1998, FERC issued an order on rehearing in which it denied PSE&G's request for a rehearing. On June 26, 1998, PSE&G filed a petition for review of FERC's order with the U.S. Court of Appeals, District of Columbia Circuit.

Air Pollution Control

   Form 10-K, Page 15

     As previously reported, in September 1997, the NJDEP proposed regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing NOx emissions from utility and large industrial boilers. In June 1998, NJDEP adopted final regulations implementing a NOx budget program and establishing the formulas for NOx allocations. The extent of investment in control technologies or operational changes required to comply with these regulations will be directly related to the number of allowances PSE&G receives. PSE&G does not expect to receive its final NOx budget allocation under the rule until early 1999 and thus cannot access the potential costs at this time, but such costs could be material.

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

       PSEG
----------------------
Exhibit      Document
Number
----------------------
     3       Amended and  Restated  Trust  Agreement  for  Enterprise
             Capital Trust II

     4a First Supplemental Indenture to Indenture dated as of January 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank, as Trustee, dated June 1, 1998 providing for the issuance of Floating Rate Deferrable Interest Subordinated Debentures, Series B (relating to Trust Preferred Securities)

     4b Second Supplemental Indenture to Indenture dated as of January 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank, as Trustee, dated July 1, 1998 providing for the issuance of Deferrable Interest Subordinated Debentures, Series C (relating to Trust Preferred Securities)

     10      Employment  Agreement with E. James Ferland,  dated June  16, 1998

     12      Computation  of  Ratios  of  Earnings  to Fixed  Charges
             (PSEG)

     27(A)   Financial Data Schedule (PSEG)

       PSE&G
----------------------
Exhibit      Document
Number
----------------------
     10      Employment  Agreement with E. James Ferland,  dated June
             16, 1998

     12(A)   Computation  of  Ratios  of  Earnings  to Fixed  Charges
             (PSE&G)

     12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements (PSE&G)

     27(B)   Financial Data Schedule (PSE&G)

(B) Reports on Form 8K: None.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                  --------------------------------------------
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrants)

                  By:           PATRICIA A. RADO
                                ----------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: August 14, 1998