Form 10-Q
period 1998-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1998-11-10
CIK 788784, 81033

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

             For the quarterly period ended September 30, 1998

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

                    Outstanding at October 31, 1998: 228,227,508

As of October 31, 1998 Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


    =======================================================================

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements
                                                                            Page
     Public Service Enterprise Group Incorporated (PSEG):

       Consolidated Statements of Income for the Three and Nine
       Months Ended September 30, 1998 and 1997...........................   1

       Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997..............................................   2

       Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 1998 and 1997...........................   4

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three and Nine
       Months Ended September 30, 1998 and 1997...........................   5

       Consolidated Balance Sheets as of September 30, 1998
       and December 31, 1997..............................................   6

       Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 1998 and 1997...........................   8

     Notes to Consolidated Financial Statements-- PSEG....................   9

     Notes to Consolidated Financial Statements-- PSE&G...................  22

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
       PSEG ..............................................................  23
       PSE&G..............................................................  34

   Item 3. Qualitative and Quantitative Disclosures About Market Risk.....  35

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..............................................  36

   Item 5. Other Information..............................................  39

   Item 6. Exhibits and Reports on Form 8-K...............................  41

   Signatures-- PSEG......................................................  42

   Signatures-- PSE&G.....................................................  42

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                                          PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                              CONSOLIDATED STATEMENTS OF INCOME
                                          (Millions of Dollars, except per share data)
                                                            (Unaudited)


                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                     1998         1997          1998        1997
                                                                   ---------    ---------    ---------    ---------
OPERATING REVENUES
  Electric .....................................................   $   1,219    $   1,107    $   3,112    $   2,966
  Gas ..........................................................         197          270        1,081        1,328
  Nonutility Activities ........................................           9           71          212          162
                                                                   ---------    ---------    ---------    ---------
       Total Operating Revenues ................................       1,425        1,448        4,405        4,456
                                                                   ---------    ---------    ---------    ---------

OPERATING EXPENSES
Operation
  Interchanged Power and Fuel for Electric Generation ..........         275          252          730          696
  Gas Purchased ................................................         128          144          687          745
  Other ........................................................         297          281          918          798
Maintenance ....................................................          52           69          153          197
Depreciation and Amortization ..................................         165          156          493          462
Taxes (Note 6)
  Income Taxes .................................................         134           93          356          245
  Transitional Energy Facility Assessment/New Jersey
    Gross Receipts Taxes .......................................          41          132          128          421
  Other ........................................................          21           20           60           63
                                                                   ---------    ---------    ---------    ---------
       Total Operating Expenses ................................       1,113        1,147        3,525        3,627
                                                                   ---------    ---------    ---------    ---------

OPERATING INCOME ...............................................         312          301          880          829
                                                                   ---------    ---------    ---------    ---------

OTHER INCOME AND DEDUCTIONS
  Settlement of Salem Litigation - Net of Applicable
     Taxes of $29 ..............................................         --           --           --           (53)
  Other - net ..................................................           3            2           12            6
                                                                   ---------    ---------    ---------    ---------

       Total Other Income and Deductions .......................           3            2           12          (47)
                                                                   ---------    ---------    ---------    ---------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ..............................         315          303          892          782
                                                                   ---------    ---------    ---------    ---------

INTEREST CHARGES AND PREFERRED SECURITIES
  DIVIDENDS
  Interest Expense .............................................         115          119          352          345
  Allowance for Funds Used During Construction - Debt and
    Capitalized Interest .......................................          (3)          (6)         (10)         (15)
  Preferred Securities Dividend Requirements of Subsidiaries ...          23           14           57           42
  Net Loss on Preferred Stock Redemptions ......................        --           --           --              3
                                                                   ---------    ---------    ---------    ---------

       Total Interest Charges and Preferred Securities Dividends         135          127          399          375
                                                                   ---------    ---------    ---------    ---------

       NET INCOME ..............................................   $     180    $     176    $     493    $     407
                                                                   =========    =========    =========    =========


WEIGHTED AVERAGE COMMON SHARES AND
   POTENTIAL DILUTIVE EFFECT OF  STOCK OPTIONS
     OUTSTANDING (000's) .......................................     231,727      231,958      231,901      231,995

EARNINGS PER SHARE (Basic and Diluted) .........................   $    0.78    $    0.76    $    2.13    $    1.75
                                                                   =========    =========    =========    =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK .......................   $    0.54    $    0.54    $    1.62    $    1.62
                                                                   =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                         (Unaudited)
                                                                        September 30,   December 31,
                                                                            1998           1997
                                                                        -------------  -----------
UTILITY PLANT - Original cost
  Electric ...........................................................   $   13,908    $   13,692
  Gas ................................................................        2,782         2,697
  Common .............................................................          586           558
                                                                         ----------    ----------
       Total .........................................................       17,276        16,947
  Less: Accumulated depreciation and amortization ....................        6,921         6,463
                                                                         ----------    ----------
       Net ...........................................................       10,355        10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $321; 1997, $302 ..........................................          181           216
                                                                         ----------    ----------
       Net Utility Plant in Service ..................................       10,536        10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $74; 1997, $60 ...................................          313           326
  Plant Held for Future Use ..........................................           24            24
                                                                         ----------    ----------
       Net Utility Plant .............................................       10,873        11,050
                                                                         ----------    ----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1998, $27; 1997,
    $21, and net of valuation allowances - 1998, $24; 1997, $10 ......        2,886         2,873
 Nuclear Decommissioning and Other Special Funds .....................          570           492
 Other Noncurrent Assets,  net of amortization - 1998, $18; 1997, $16,
    and net of valuation allowances - 1998, $5; 1997, $0 .............          193           167
                                                                         ----------    ----------
       Total Investments and Other Noncurrent Assets .................        3,649         3,532
                                                                         ----------    ----------
CURRENT ASSETS
  Cash and Cash Equivalents ..........................................           78            83
  Accounts Receivable:
    Customer Accounts Receivable .....................................          539           520
    Other Accounts Receivable ........................................          361           293
    Less: Allowance for Doubtful Accounts ............................           39            41
  Unbilled Revenues ..................................................          186           270
  Fuel, at average cost ..............................................          326           310
  Materials and Supplies, at average cost, net of inventory valuation
    reserves - 1998, $12; 1997, $12 ..................................          144           142
  Prepayments ........................................................          234            48
  Miscellaneous Current Assets .......................................           32            38
                                                                         ----------    ----------
       Total Current Assets ..........................................        1,861         1,663
                                                                         ----------    ----------
DEFERRED DEBITS (Note 3)
  Unamortized Loss on Reacquired Debt and Debt Expense ...............          140           136
  OPEB Costs .........................................................          275           289
  Environmental Costs ................................................          121           122
  Electric Energy and Gas Costs ......................................           69           167
  SFAS 109 Income Taxes ..............................................          698           725
  Demand Side Management Costs .......................................          141           116
  Other ..............................................................          130           143
                                                                         ----------    ----------
       Total Deferred Debits .........................................        1,574         1,698
                                                                         ----------    ----------
TOTAL ................................................................   $   17,957    $   17,943
                                                                         ==========    ==========

See Notes to Consolidated Financial Statements.

                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                    (Millions of Dollars, except share data)


                                                                          (Unaudited)
                                                                         September 30,   December 31,
                                                                              1998           1997
                                                                         ------------   -------------
CAPITALIZATION
  Common Stockholders' Equity:
    Common Stock, issued; 231,957,608 shares ..........................  $    3,603     $   3,603
    Treasury Stock, at cost; 2,351,100 shares .........................         (91)         --
    Retained Earnings .................................................       1,720         1,623
    Foreign Currency Translation Adjustment ...........................         (37)          (15)
                                                                         ----------     ---------
       Total Common Stockholders' Equity ..............................       5,195         5,211
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption ......................          95            95
    Preferred Stock With Mandatory Redemption .........................          75            75
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures (Note 8) ............................................       1,038           513
  Long-Term Debt ......................................................       4,517         4,873
                                                                         ----------     ---------
       Total Capitalization ...........................................      10,920        10,767
                                                                         ----------     ---------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB ........................................................         332           289
  Decontamination and Decommissioning Costs ...........................          39            43
  Environmental Costs  (Note 4) .......................................          69            73
  Capital Lease Obligations ...........................................          50            52
                                                                         ----------     ---------
       Total Other Long-Term Liabilities ..............................         490           457
                                                                         ----------     ---------
CURRENT LIABILITIES
  Long-Term Debt due within one year ..................................         419           340
  Commercial Paper and Loans ..........................................       1,206         1,448
  Accounts Payable ....................................................         725           686
  Other ...............................................................         345           353
                                                                         ----------     ---------
       Total Current Liabilities ......................................       2,695         2,827
                                                                         ----------     ---------
DEFERRED CREDITS
  Income Taxes ........................................................       3,380         3,394
  Investment Tax Credits ..............................................         328           343
  Other ...............................................................         144           155
                                                                         ----------     ---------
       Total Deferred Credits .........................................       3,852         3,892
                                                                         ----------     ---------
COMMITMENTS AND CONTINGENT LIABILITIES  (Note 4) ......................        --            --
                                                                         ----------     ---------
TOTAL .................................................................  $   17,957     $  17,943
                                                                         ==========     =========

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                    1998      1997
                                                                  ---------  ---------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................   $ 493    $ 407
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ................................     493      462
    Amortization of Nuclear Fuel .................................      70       47
    Recovery of Electric Energy and Gas Costs - net ..............      98       23
    Unrealized (Gains)/Losses on Investments - net ...............     (29)     (37)
    Proceeds from Leasing Activities .............................     (39)      76
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues .....      (5)     167
     Net increase in Inventory - Fuel and Materials and Supplies .     (18)     (11)
     Net change in Accounts Payable ..............................      39      (32)
     Net increase in Prepayments .................................    (186)    (175)
     Net decrease in Other Current Assets and Liabilities ........      (2)    (102)
    Other ........................................................      27      (47)
                                                                     -----    -----
       Net Cash Provided By Operating Activities .................     941      778
                                                                     -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC .....................    (359)    (383)
  Net decrease (increase) in Long-Term Investments and Real Estate      46     (438)
  Contribution to Decommissioning Funds and Other Special Funds ..     (91)     (43)
  Other ..........................................................     (39)     (65)
                                                                     -----    -----
       Net Cash Used In Investing Activities .....................    (443)    (929)
                                                                     -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in Short-Term Debt .....................    (242)     422
  Issuance of Long-Term Debt .....................................     250      454
  Redemption of Long-Term Debt ...................................    (527)    (488)
  Redemption of Preferred Stock ..................................    --        (94)
  Issuance of Preferred Securities ...............................     525       95
  Purchase of Treasury Stock .....................................     (91)    --
  Retirement of Common Stock .....................................    --        (43)
  Cash Dividends Paid on Common Stock ............................    (376)    (376)
  Other ..........................................................     (42)     (10)
                                                                     -----    -----
       Net Cash Used In Financing Activities .....................    (503)     (40)
                                                                     -----    -----
Net Decrease In Cash And Cash Equivalents ........................      (5)    (191)
Cash And Cash Equivalents At Beginning Of Period .................      83      279
                                                                     -----    -----
Cash And Cash Equivalents At End Of Period .......................   $  78    $  88
                                                                     =====    =====

Income Taxes Paid ................................................   $ 347    $ 118
Interest Paid ....................................................   $ 339    $ 302

See Notes to Consolidated Financial Statements.

                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                   Three Months Ended    Nine Months Ended
                                                                     September 30,         September 30,
                                                                  ------------------    -------------------
                                                                    1998       1997       1998       1997
                                                                  -------    -------    -------    --------
OPERATING REVENUES
  Electric .....................................................   $ 1,219    $ 1,107    $ 3,112    $ 2,966
  Gas ..........................................................       197        270      1,081      1,328
                                                                   -------    -------    -------    -------
       Total Operating Revenues ................................     1,416      1,377      4,193      4,294
                                                                   -------    -------    -------    -------

OPERATING EXPENSES
Operation
  Interchanged Power and Fuel for Electric Generation ..........       275        252        730        696
  Gas Purchased ................................................       128        144        687        745
  Other ........................................................       265        259        814        736
Maintenance ....................................................        51         69        153        197
Depreciation and Amortization ..................................       162        155        484        459
Taxes (Note 6)
  Income Taxes .................................................       155         84        351        231
  Transitional Energy Facility Assessment/New Jersey
     Gross Receipts Taxes ......................................        41        132        128        421
  Other ........................................................        18         18         56         58
                                                                   -------    -------    -------    -------
       Total Operating Expenses ................................     1,095      1,113      3,403      3,543
                                                                   -------    -------    -------    -------

OPERATING INCOME ...............................................       321        264        790        751
                                                                   -------    -------    -------    -------

OTHER INCOME AND DEDUCTIONS
   Settlement of Salem Litigation - Net of Applicable
      Taxes of $29 .............................................      --         --         --          (53)
  Other - net ..................................................         1          2          6          6
                                                                   -------    -------    -------    -------
       Total Other Income and Deductions .......................         1          2          6        (47)
                                                                   -------    -------    -------    -------

INCOME BEFORE INTEREST CHARGES AND
DIVIDENDS ON PREFERRED SECURITIES ..............................       322        266        796        704
                                                                   -------    -------    -------    -------

INTEREST CHARGES AND PREFERRED SECURITIES
   DIVIDENDS
  Interest Expense .............................................        97        100        285        296
  Allowance for Funds Used During Construction - Debt ..........        (3)        (4)        (9)       (12)
  Preferred Securities Dividend Requirements
      of  Subsidiaries .........................................        11         11         33         33
                                                                   -------    -------    -------    -------

       Total Interest Charges and Preferred Securities Dividends       105        107        309        317
                                                                   -------    -------    -------    -------

       NET INCOME ..............................................       217        159        487        387
                                                                   -------    -------    -------    -------

  Preferred Stock Dividend Requirements ........................         2          2          7         10

  Net Loss on Preferred Stock Redemptions ......................      --         --         --            3
                                                                   -------    -------    -------    -------

EARNINGS AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED ..................................   $   215    $   157    $   480    $   374
                                                                   =======    =======    =======    =======


See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                       (Unaudited)
                                                                      September 30,     December 31,
                                                                          1998             1997
                                                                      -------------    -------------
UTILITY PLANT - Original cost
  Electric .........................................................   $   13,908      $   13,692
  Gas ..............................................................        2,782           2,697
  Common ...........................................................          586             558
                                                                       ----------      ----------
       Total .......................................................       17,276          16,947
  Less: Accumulated depreciation and amortization ..................        6,921           6,463
                                                                       ----------      ----------
       Net .........................................................       10,355          10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $321; 1997, $302 ........................................          181             216
                                                                       ----------      ----------
       Net Utility Plant in Service ................................       10,536          10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $74; 1997, $60 .................................          313             326
  Plant Held for Future Use ........................................           24              24
                                                                       ----------      ----------
       Net Utility Plant ...........................................       10,873          11,050
                                                                       ----------      ----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1998, $27; 1997, $21,
    and net of valuation allowances - 1998, $14; 1997, $10 .........          136             137
  Nuclear Decommissioning and Other Special Funds ..................          570             492
 Other Noncurrent Assets ...........................................           43              45
                                                                       ----------      ----------
       Total Investments and Other Noncurrent Assets ...............          749             674
                                                                       ----------      ----------
CURRENT ASSETS
  Cash and Cash Equivalents ........................................           17              17
  Accounts Receivable:
    Customer Accounts Receivable ...................................          498             488
    Other Accounts Receivable ......................................          336             232
    Less: Allowance for Doubtful Accounts ..........................           37              41
  Unbilled Revenues ................................................          186             270
  Fuel, at average cost ............................................          326             310
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1998, $12; 1997, $12 ......................          144             142
  Prepayments ......................................................          229              44
  Miscellaneous Current Assets .....................................           28              37
                                                                       ----------      ----------
       Total Current Assets ........................................        1,727           1,499
                                                                       ----------      ----------
DEFERRED DEBITS (Note 3)
  Unamortized Loss on Reacquired Debt and Debt Expense .............          140             135
  OPEB Costs .......................................................          275             289
  Environmental Costs ..............................................          121             122
  Electric Energy and Gas Costs ....................................           69             167
  SFAS 109 Income Taxes ............................................          698             725
  Demand Side Management Costs .....................................          141             116
  Other ............................................................          130             143
                                                                       ----------      ----------
       Total Deferred Debits .......................................        1,574           1,697
                                                                       ----------      ----------
TOTAL ..............................................................   $   14,923      $   14,920
                                                                       ==========      ==========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)


                                                             (Unaudited)
                                                             September 30,    December 31,
                                                                1998              1997
                                                            --------------   --------------

 CAPITALIZATION
  Common Stockholder's Equity:
    Common Stock ...........................................   $ 2,563         $ 2,563
    Contributed Capital ....................................       594             594
    Retained Earnings ......................................     1,455           1,352
                                                               -------         -------
       Total Common Stockholder's Equity ...................     4,612           4,509
  Preferred Stock Without Mandatory Redemption .............        95              95
  Preferred Stock  With Mandatory Redemption ...............        75              75
  Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
      Debentures (Note 8) ..................................       513             513
  Long-Term Debt ...........................................     4,044           4,126
                                                               -------         -------
       Total Capitalization ................................     9,339           9,318
                                                               -------         -------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB .............................................       332             289
  Decontamination and Decommissioning Costs ................        39              43
  Environmental Costs  (Note 4) ............................        69              73
  Capital Lease Obligations ................................        50              52
                                                               -------         -------
       Total Other Long-Term Liabilities ...................       490             457
                                                               -------         -------
CURRENT LIABILITIES
  Long-Term Debt due within one year .......................       100             118
  Commercial Paper and Loans ...............................     1,082           1,106
  Accounts Payable .........................................       637             608
  Other ....................................................       257             268
                                                               -------         -------
       Total Current Liabilities ...........................     2,076           2,100
                                                               -------         -------
DEFERRED CREDITS
  Income Taxes .............................................     2,567           2,569
  Investment Tax Credits ...................................       319             333
  Other ....................................................       132             143
                                                               -------         -------
       Total Deferred Credits ..............................     3,018           3,045
                                                               -------         -------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4) ............      --              --
                                                               -------         -------
TOTAL ......................................................   $14,923         $14,920
                                                               =======         =======

See Notes to Consolidated Financial Statements.


                                   PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Millions of Dollars)
                                                  (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  1998           1997
                                                                ----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................   $ 487       $ 387
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization ..............................     484         459
    Amortization of Nuclear Fuel ...............................      70          47
    Recovery of Electric Energy and Gas Costs - net ............      98          23
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues ...     (34)        160
     Net increase in Inventory - Fuel and Materials and Supplies     (18)        (11)
     Net change in Accounts Payable ............................      29         (12)
     Net increase in Prepayments ...............................    (185)       (169)
     Net decrease in Other Current Assets and Liabilities ......      (2)       (107)
    Other ......................................................      39         (81)
                                                                   -----       -----
       Net Cash Provided By Operating Activities ...............     968         696
                                                                   -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC ...................    (359)       (383)
  Contribution to Decommissioning Funds and Other Special Funds      (91)        (43)
  Other ........................................................     (10)        (33)
                                                                   -----       -----
       Net Cash Used In Investing Activities ...................    (460)       (459)
                                                                   -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in Short-Term Debt ...................     (24)        290
  Issuance of Long-Term Debt ...................................     250         279
  Redemption of Long-Term Debt .................................    (350)       (416)
  Redemption of Preferred Stock ................................    --           (94)
  Issuance of Preferred Securities .............................    --            95
  Cash Dividends Paid ..........................................    (383)       (401)
  Other ........................................................      (1)        (13)
                                                                   -----       -----
       Net Cash Used In Financing Activities ...................    (508)       (260)
                                                                   -----       -----
Net Change In Cash And Cash Equivalents ........................    --           (23)
Cash And Cash Equivalents At Beginning Of Period ...............      17          48
                                                                   -----       -----
Cash And Cash Equivalents At End Of Period .....................   $  17       $  25
                                                                   =====       =====

Income Taxes Paid ..............................................   $ 333       $ 205
Interest Paid ..................................................   $ 295       $ 271

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation/Organization

     Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1997 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998. These Notes update and supplement matters discussed in the 1997 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 1997 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

     These reclassifications include netting the cost of interchanged power for energy trading against energy trading revenue in Operating Revenues - Electric. Public Service Enterprise Group Incorporated (PSEG) and Public Service Electric & Gas Company (PSE&G) enter into contracts for the purchase and sale of energy commodities (primarily electricity) to manage exposure to price volatility and to generate market gains. The gross amounts of revenue and expense generated from these contracts have previously been reported in Electric Revenue and Interchanged Power and Fuel for Electric Generation, respectively, within the statements of income. Effective in the third quarter of 1998, these contracts are reported on a net basis. Reclassifications of prior period information have been made to conform with the current presentation.

     Organization

     As previously reported, on June 12, 1998, PSEG renamed certain of its principal non-utility subsidiaries. Enterprise Diversified Holdings Incorporated was renamed PSEG Energy Holdings Inc. (Energy Holdings); Community Energy Alternatives Incorporated was renamed PSEG Global Inc. (Global); Energis Resources Incorporated was renamed PSEG Energy Technologies Inc. (Energy Technologies) and Public Service Resources Corporation was renamed PSEG Resources Inc. (Resources).

Note 2.  Rate Matters

     New Jersey Energy Master Plan Proceedings and Related Legislation

     As previously reported, the New Jersey Board of Public Utilities (BPU) is engaged in proceedings to implement the New Jersey Energy Master Plan (Energy Master Plan) which, when completed, are expected to fundamentally change the electric industry in the State by, among other things, introducing retail competition to replace the monopoly position of regulated public utilities, potentially requiring or resulting in the separation or sale of utilities' generation assets and establishing generic rules governing the regulated utilities' relationships with their affiliates. If the generation business is deregulated as proposed, generation will be in a competitive business. Succeeding as a competitive generator will depend on many factors such as fuel cost, production costs including labor cost, environmental constraints and related expenses, marketing ability and quality of service, among others. The outcome of these proceedings and the proposed legislation to authorize the BPU to permit competition in the electric and gas marketplace will have a profound effect on PSEG and PSEG's principal subsidiary, PSE&G.

     In connection with its Energy Master Plan proceedings, the BPU requested the Office of Administrative Law (OAL) to hold evidentiary hearings regarding stranded costs and unbundling issues. On August 17, 1998, the OAL filed its decision providing its recommendations to the BPU. The BPU can adopt, reject or modify the Administrative Law Judge's (ALJ) recommendations in its decision on PSE&G's proposal which was filed as part of these proceedings. PSE&G cannot predict the extent to which the BPU will rely on the ALJ's decision in evaluating PSE&G's proposal. The ALJ's decision on PSE&G's competition and rate proposal:

          Recommended the adoption of PSE&G's request to securitize up to $2.5 billion of its after-tax stranded costs through the issuance of revenue bonds, which would mature over a 15 year period.

          Recommended the recovery of $1.6 billion of PSE&G's above-market price contracts to purchase power from non-utility generators (NUGs).

          Recommended a rate cut of between 10% and 12%, exclusive of the impact of energy tax reform.

          Supported PSE&G's request for a seven year transition period. PSE&G had proposed a transition period of seven years, starting on the effective date of the BPU's final decision in these proceedings, with basic tariff rates capped during that seven year period. During the transition period, PSE&G would maintain responsibility for system reliability of energy and capacity supply.

          Accepted PSE&G's approach/methodology of quantifying stranded costs without quantifying the amount of such costs.

          Recommended a review of PSE&G's actual electric fuel costs, which would apply any potential savings from the elimination of the Electric Levelized Energy Adjustment Clause (LEAC) to mitigate stranded costs (see Note 3. Regulatory Assets and Liabilities).

          Supported PSE&G's Societal Benefits Clause proposal, but proposed to exclude non-utility generators (NUG) costs from the Societal Benefits Clause. A separate NUG charge would be created.

          Recommended adding an amount, known as a "retail adder," to the proposed market-based energy credit on customers' bills to give customers who choose another energy supplier credits for more than the market price for power.

     On October 2, 1998, PSE&G filed exceptions to the ALJ's decision. These exceptions addressed issues identified in the ALJ's decision including the validity of capital additions made by PSE&G after the conclusion of its 1992 base rate case, the relevance of PSE&G's methodology regarding stranded costs, mitigation strategies, the adoption of securitization and the unbundling of costs and rates. Other parties to the proceeding have also filed exceptions to the ALJ's decision. PSE&G filed its reply exceptions to the other parties' exceptions to the ALJ's decision on October 30, 1998.

     Hearings at the BPU addressing other restructuring issues such as market power, functional separation and consumer protection concluded on May 28, 1998. Briefs have been filed by the parties in these hearings and a decision is pending.

     As discussed above, proposed legislation, the Electric Discount and Energy Competition Act (Energy Competition Act), concerning competition in the electric and gas industries, was introduced, into the New Jersey State Assembly on September 14, 1998 as House Bill A-10 and into the New Jersey Senate on
September 28, 1998 as Senate Bill S-5. These bills will be debated in both houses of the New Jersey legislature prior to any final approval. Legislative hearings commenced on October 19, 1998. This legislation would provide the BPU requisite authority to implement certain aspects of wholesale and retail electric competition in New Jersey. Key features of the proposed Energy Competition Act, as introduced, but subject to revision, include:

          Competitive choice for electric service would begin on June 1, 1999 with an optional phase-in period of four months. Competitive choice for gas service must be fully implemented by December 31, 1999. For further discussion of gas competition, see Gas Unbundling Pilot Program.

          Initial electric rate reductions of between 5% and 10%, phased in over a period of up to twenty-four months, would be provided to consumers. When coupled with reductions expected from recent changes in New Jersey energy taxes (see Note 6. Taxes), the total rate reductions for consumers could total between 11% and 16%.

          Utilities would have an opportunity to recover stranded costs associated with generation assets through a market transition charge
          (MTC) that could last up to eight years. Costs associated with above-market power purchase contracts with other utilities and with non-utility generators (NUGs) would be recovered over the remaining life of those contracts. Mitigation by the utility of its stranded costs, to the extent possible, would be required.

          Securitization is limited to 75% of generation-related stranded costs. Generation-related transition bonds with a maximum maturity of 15 years could be issued if the proceeds are used to reduce stranded costs associated with generation-related assets. Power purchase contracts could also be securitized in an effort to buy out or buy down contracts. Overall rate reductions and stranded cost levels would determine the amount of debt a company would be allowed to securitize.

          On or after the starting date of implementation of retail choice, the BPU may require functional separation of a utility's non-competitive business functions from its competitive electric generation service and require that those functions be provided by a related competitive business segment or a public utility holding company. The related competitive business segment would not be subject to regulation under New Jersey utility law.

          While the proposed Energy Competition Act does not mandate divestiture of generation assets, it would give the BPU the right to examine market conditions and require divestiture if it finds market power would impede development of competition.

          Competitive services may be offered by an electric public utility only with the written approval of the BPU. Tariffs for competitive services would be required and subject to review and approval by the BPU. The competitive business segment must not adversely impact the ability of the utility to offer non-competitive services to customers in a safe, adequate and proper manner. The price for services must not be less than the fully allocated cost of providing such services. Cross-subsidization would be prohibited and standards for affiliate relationships would be established. The BPU would be required to apply 50% of the net revenues earned from competitive services offered by an electric public utility as an offset to stranded costs or a reduction of rates.

          Utility holding companies would be permitted to offer competitive electric generation service to existing utility retail customers subject to affiliate relations standards to be established by the BPU. A utility holding company's competitive business entity utilizing utility assets, including personnel and equipment other than the delivery network, to provide competitive services may be subject to a 50% sharing of net revenues from such services. Unless the utility ratepayers receive full market value for the use of such utility assets pursuant to a contract between the parties filed with the BPU, those revenues would be used to offset transition charges and/or distribution rates for a period of time.

          The BPU would be required to initiate a proceeding and adopt interim technical standards to ensure the safety, reliability and accuracy of metering equipment provided to electric and gas customers. The BPU would be required to issue an order providing customers the opportunity to choose a supplier for some or all customer services (such as metering and billing) not later than one year from the start of retail competition.

          The BPU would be required to adopt interim consumer protection standards for electric and gas suppliers to prevent slamming, protect customer privacy and provide customers necessary information to make informed decisions.

          Simultaneously with the implementation of retail choice, the BPU may permit recovery of certain costs through a Societal Benefits Clause which would be a component of rates for all customers. These costs would include societal programs for which rate recovery was approved prior to April 30, 1997; nuclear decommissioning costs; demand side management program costs and manufactured gas plant clean up costs. The BPU should commence a proceeding within nine months of the implementation of retail choice to determine whether a universal service fund should be created.

          Utilities would serve customers for at least three years as the energy provider of last resort, providing basic generation and gas services. The BPU would be required to decide, no later than three years after the start of retail choice, whether to allow other, non-utility, suppliers to offer basic generation service on a competitive basis.

          Businesses, cities, towns and counties would be able to aggregate their own power demands and other energy needs for which marketers may bid to serve. Aggregation by municipalities to serve residents and businesses within those municipalities could commence in three years from the effective date of the legislation.

          Electric suppliers must disclose information about fuels used to generate the electricity that they sell and emissions from their portfolio of electricity suppliers on customers' bills and in marketing materials. The BPU and New Jersey Department of Environmental Protection (NJDEP) may adopt an emission control portfolio standard for all retail suppliers if the BPU finds that a standard is necessary to meet Clean Air Act rules and that regional and Federal actions would not achieve compliance with those rules.

     Final legislative and executive action on the proposed legislation is currently expected during the fourth quarter of 1998. If this legislation is not enacted this year, it is possible that any legislation and any related regulatory action required for industry restructuring could be delayed until 2000.

     To the extent that any portion of its stranded costs are not probable of recovery upon the conclusion of the Energy Master Plan proceedings and the related legislative process, and thus ineligible for deferral as a regulatory asset under Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), PSE&G would incur an extraordinary, non-cash charge to operations that could be material to the financial position and results of operations of PSEG and PSE&G. For additional discussion related to the Energy Master Plan and the related legislation, see
Note 3. Regulatory Assets and Liabilities. PSEG and PSE&G cannot predict the outcome of these administrative and legislative proceedings. However, such proceedings could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows and could adversely affect the carrying values of PSEG's and PSE&G's assets and the ability to declare dividends on PSEG's common stock.

     On September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the proposed Energy Competition Act and the ALJ's decision, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of its common stock (Common Stock). Under the authorization, repurchases will be made in the open market at the discretion of PSEG. Until the expected securitization process in connection with the Energy Master Plan occurs, the Common Stock repurchase will be funded by PSEG debt with the repurchased shares held as treasury stock. At September 30, 1998, PSEG had repurchased approximately 2.4 million shares of Common Stock at a cost of $91 million, under this authorization.

     Non-utility Generation Buydown

     As previously reported, PSE&G is seeking to restructure certain of its BPU approved contracts with NUGs, which are estimated to be $1.6 billion above assumed future market prices. Under Federal and State regulations, utilities have been required to enter into long-term power purchase agreements with NUGs at prices which have subsequently proven to be above market. In June 1998, PSE&G and the Union County Utilities Authority (UCUA) announced an agreement to amend their Power Purchase and Interconnection Agreement and in July 1998, the BPU approved this amendment. Under this amendment, PSE&G has paid UCUA a lump sum amount of $7.75 million in exchange for a $15.6 million savings to ratepayers on a net present value basis. The payment of $7.75 million by PSE&G will be recovered through the LEAC or successor mechanisms for recovery of NUG costs, to be determined by the outcome of the Energy Master Plan proceedings.

     Levelized Gas Adjustment Clause (LGAC)

     On July 10, 1998, PSE&G filed a motion with the BPU requesting a $27 million annual increase in its LGAC for the period October 1, 1998 to September 30, 1999, representing an increase on a typical residential bill of approximately 2.8%. Also included in the revised LGAC rate is an increase in the Remediation Adjustment Clause (RAC) component, a decrease in the Demand Side Adjustment Factor (DSAF) and a request to change, on a monthly basis, the over/under collection component of the LGAC rate for residential customers. On October 15, 1998, PSE&G, BPU Staff and the Ratepayer Advocate executed an Interim Stipulation. The Stipulation allows the filed LGAC rates to become effective, subject to refund. On November 4, 1998, the BPU approved an Order adopting the Interim Stipulation. The remaining issues will be either settled or litigated and incorporated in the BPU's Final Order in this matter. PSE&G cannot predict the outcome of this proceeding.

     Gas Unbundling Pilot Program

     In April 1997, the BPU approved PSE&G's proposal for a residential gas unbundling pilot program (SelectGas), which allowed approximately 65,000 residential natural gas customers, out of a total of 1.4 million residential gas customers, to participate in the competitive marketplace effective May 1, 1997. To date, none of these eligible customers have subscribed to the program. On April 30, 1998, PSE&G filed a report with the BPU on SelectGas and proposed refinements for a permanent residential gas unbundling program (SelectGas Plus). Under SelectGas Plus, as proposed, a total of 300,000 residential customers would be permitted to choose their gas supplier on a first-come, first-served basis. This expanded program would commence sixty days after a BPU order authorizing this program. PSE&G's proposal would permit its remaining residential customers to choose their gas supplier by July 1, 1999 or such alternate date as may be established by the BPU. For further discussion of residential gas competition, see New Jersey Energy Master Plan Proceedings and Related Legislation.

     Electric Levelized Energy Adjustment Clause (LEAC)/Demand Side Adjustment Factor (DSAF)

     As previously reported, on April 1, 1998, the BPU approved an annualized increase of $150.8 million in the DSAF component of the LEAC. This increase was effective for service rendered on or after April 3, 1998. The Division of the Ratepayer Advocate has appealed the BPU's order, seeking to overturn the BPU's decision. Initial Briefs on Appeal were filed on October 14, 1998. PSE&G cannot predict the outcome of that appeal. If such an appeal is successful, there could be a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

     As previously reported, PSE&G's competition and rate proposal in the BPU's restructuring proceedings provides for a transition period of seven years, with basic tariff rates being capped and the discontinuation of the LEAC effective December 31, 1998. That proposal also provides for recovery of mandated societal costs, including Demand Side Management (DSM), to be adjusted based on changes in such costs. At September 30, 1998, PSE&G had an underrecovered balance, including interest, of approximately $146 million related to electric DSM programs. Such amount is included in Deferred Debits on PSEG's and PSE&G's Consolidated Balance Sheets. PSE&G estimates that the underrecovered electric DSM balance at December 31, 1998 will be approximately $130 million. PSEG and PSE&G cannot predict the final outcome of DSM and other mandated societal costs recovery under the BPU's proceedings and the related legislation. Inability to recover such amounts could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. For further discussion of the potential impact on PSEG and PSE&G of the Energy Master Plan proceedings, see New Jersey Energy Master Plan Proceedings and Related Legislation.

     Remediation Adjustment Charge (RAC)

     On July 10, 1998, PSE&G filed a motion before the BPU requesting a $1.5 million annual increase in its RAC for the period August 1, 1997 to July 31, 1998, representing an increase on a typical residential bill of approximately 0.03%. On November 4, 1998, the BPU approved an Order adopting the Interim Stipulation. The BPU's Order approves the rates requested on July 10, 1998 on an interim basis, subject to refund. Any remaining issues will be either settled or litigated and incorporated in the BPU's Final Order in this matter. PSE&G cannot predict the outcome of this proceeding.

     Other Post-Retirement Benefits (OPEB)

     On October 21, 1998, the BPU ordered PSE&G to fund in an external trust its annual OPEB obligation to the maximum extent allowable under Section 401(h) of the Internal Revenue Code. For 1998, this amount is expected to be approximately $12 million. Remaining OPEB costs will not be funded in an external trust, as mandated by the BPU.

     Competitive Services Audit

     On August 31, 1998, the BPU mandated the commencement of an audit of PSE&G's competitive services, including PSE&G's Appliance Service Business, to determine whether PSE&G's competitive services have impaired or could impair PSE&G's ability to provide safe, adequate and proper service; if cross-subsidization exists between the regulated utility and the entity providing competitive services; if rates for competitive services are unjust, unreasonable, discriminatory or unduly preferential and if the utility is in compliance with the BPU's compliance monitoring and reporting requirements. The BPU's intention is to complete this audit by December 31, 1998, in concert with the Energy Master Plan.

     Storm Damage Investigation

     On September 14, 1998, the BPU announced an investigation of the damage caused by the September 7, 1998 storm that passed through PSE&G's territory. No docketed proceeding has yet been initiated. The BPU has issued two series of questions focusing on 1) reductions in workforce over the past few years, 2) cutbacks in tree trimming over the past few years and 3) communications efforts to affected municipalities and customers. PSE&G has responded to all of the BPU's questions to date. PSE&G cannot predict the outcome of this investigation.

Note 3.  Regulatory Assets and Liabilities

     Regulatory assets and liabilities are recorded in accordance with the provisions of SFAS 71. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which will be amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be charged or credited to income. PSE&G continues to meet the requirements for application of SFAS 71.

     As discussed in Note 2. Rate Matters, the regulatory changes proposed in the Energy Master Plan will create a shift from regulated pricing to competitive market pricing for electric generation. Assuming enactment of the required enabling legislation (see Note 2. Rate Matters), these proposed changes will limit PSEG's and PSE&G's ability to continue to meet the applicable criteria of SFAS 71 for the generation portion of PSE&G's business. If PSE&G were to discontinue the application of SFAS 71 and full recovery was not probable, there would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operations of PSEG and PSE&G.

     The impact to PSEG and PSE&G will be determined based on the outcome of the Energy Master Plan proceedings and the related legislation. While management cannot predict the outcome of the Energy Master Plan proceedings and the related legislative process on PSEG's and PSE&G's future financial condition, results of operations and net cash flows, the effect could be material (see Note 2. Rate Matters).

     At September 30, 1998 and December 31, 1997, respectively, PSEG and PSE&G had deferred the following regulatory assets on the Consolidated Balance Sheets:

                                                                            September 30,           December 31,
                                                                                1998                    1997
                                                                          -------------------     ------------------
                                                                                   (Millions of Dollars)
       Unamortized Loss on Reacquired Debt and Debt Expense..............        $140                     $135
       OPEB Costs........................................................         275                      289
       Environmental Costs...............................................         121                      122
       Electric Energy and Gas Costs.....................................          69                      167
       SFAS 109 Income Taxes.............................................         698                      725
       Demand Side Management Costs......................................         141                      116
       Decontamination and Decommissioning Costs.........................          39                       43
       Property Abandonments.............................................          25                       37
       Plant and Regulatory Study Costs..................................          33                       34
       Oil and Gas Property Write-Down...................................          22                       26
                                                                               ------                   ------
            Total Regulatory Assets......................................      $1,563                   $1,694
                                                                               ======                   ======

     Electric Energy and Gas Costs

     Recoveries of electric energy and gas costs are determined by the BPU under the LEAC and LGAC. PSE&G's deferred fuel balances as of September 30, 1998 and December 31, 1997, respectively, reflect underrecovered costs as follows:

                                                                                  September 30,          December 31,
                                                                                      1998                   1997
                                                                                -------------------    ------------------
                                                                                         (Millions of Dollars)
       Underrecovered Electric Energy Costs......................................        $8                     $91
       Underrecovered Gas Fuel Costs.............................................        61                      76
                                                                                        ---                   -----
            Total...............................................................        $69                    $167
                                                                                        ===                    ====

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

     As previously reported, under the BPU Order dated December 31, 1996, any underrecovered or overrecovered LEAC balance existing on December 31, 1998 will not be considered in any LEAC review subsequent to that date. Any overrecovery at that date is expected to be applied to reduce any potential stranded costs and any underrecovered balance will be charged to income in the period identified. Additionally, if PSE&G's Energy Master Plan proposal is approved, the LEAC would be discontinued. Certain components of the LEAC would become part of the Societal Benefits Clause under PSE&G's proposal and the proposed Energy Competition Act. Further, discontinuance of the LEAC may cause increased earnings volatility since PSE&G will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. No assurances can be given as to the outcome of the New Jersey Energy Master Plan proceedings and the related legislation.

Note 4.  Commitments and Contingent Liabilities

     Nuclear Operating Performance Standard (OPS)

     PECO Energy Company (PECO Energy), Delmarva Power & Light Company (DP&L) and PSE&G, three of the co-owners of the Salem Nuclear Generating Station Units 1 and 2 (Salem) and the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom), have agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. PSE&G is the operator of Salem and PECO Energy is the operator of Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding Atlantic City Electric Company) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor (MDC) (defined below) for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. Any such payment is limited to a maximum of $25 million per year. MDC is the gross electrical output for a station measured at the output terminals of its turbine generators during the most restrictive seasonal conditions, less the station's service load. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     Year 2000

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. Management estimates the total cost related to Year 2000 readiness will approximate $92 million, to be incurred from 1997 through 2001, of which $8 million was incurred in 1997 and approximately $25 million is expected to be incurred in 1998. During the nine months ended September 30, 1998, $16 million of costs related to Year 2000 readiness were incurred. A portion of these costs is not likely to be incremental to PSEG or PSE&G, but rather, represents a redeployment of existing personnel/resources.

     The schedule to replace certain systems was accelerated for Year 2000 purposes. Analysis is continuing and costs identified to date are approximately $5 million, which are not included in the estimate above. Additionally, PSE&G is installing programs from SAP America, Inc. to replace certain major business systems (SAP). SAP America, Inc. has represented that SAP is Year 2000 compliant, and thus, installation of SAP will eliminate the need to modify those business systems for Year 2000 compliance. The phased implementation of SAP is scheduled to be completed by January 1, 2000. The cost of implementing SAP is not included in the above cost estimates since SAP implementation has not been accelerated for Year 2000 purposes.

     If PSEG, PSE&G, their domestic and international subsidiaries, other members of the Pennsylvania--New Jersey--Maryland Interconnection (PJM), PJM trading partners supplying power through PJM or PSEG's or PSE&G's critical vendors and/or customers are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

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

    Air Pollution Control

    As previously reported, in September 1997, NJDEP proposed regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing nitrogen oxide
(NOx) emissions from utility and large industrial boilers. In June 1998, NJDEP adopted final regulations implementing a NOx budget program and establishing the formulas for NOx allocations. The extent of investment in control technologies or operational changes required to comply with these regulations will be directly related to the number of allowances PSE&G receives or is otherwise able to acquire. PSE&G does not expect to receive its final NOx budget allocation under the rule until the fall of 1999 and thus cannot fully assess the potential costs at this time. One component of the potential costs is the cost of new projects required to comply with the new regulations. The current estimate for those new projects is $67 million, to be incurred between 2000 and 2003, which is incremental to the Construction and Capital Requirements Forecast disclosed in the 1997 Annual Report on Form 10-K.

Note 5.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and security prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

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

     Energy Holdings

     Equity Securities

     Resources, a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and partnerships, in which Resources is a limited partner, which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The carrying value of Resources' portfolio as of September 30, 1998 and December 31, 1997 was $173 million and $185 million, respectively.

     PSE&G

     Nuclear Decommissioning Trust Funds

     Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying value of $469 million and $459 million of these funds approximates their fair market value as of September 30, 1998 and December 31, 1997, respectively.

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

     On September 18, 1998 and October 15, 1998, PSE&G filed with the BPU additional information necessary to 1) reconcile its NJGRT collections to its liability through April 1998, 2) reflect the impact of cash working capital and net negative deferred State income taxes on a separate electric and gas basis and 3) provide actual and estimated tax collected and tax liability through December 31, 1998. The BPU has the ability to mandate adjustments beyond those set forth in its July 13, 1998 Order. PSE&G does not expect these adjustments, if any, to have a material impact on its financial condition, results of operations and net cash flows.

     Effective January 1, 1998, PSE&G became subject to the New Jersey Corporate Business Tax, resulting in an effective income tax rate as follows:

                                                                   Quarter Ended              Nine Months Ended
                                                                   September 30,                September 30,
                                                               -----------------------    ---------------------------
                                                                 1998         1997          1998            1997
                                                               ----------    ---------    -----------     -----------

Federal tax provision at statutory rate                           35.0 %       35.0 %         35.0 %           35.0 %
New Jersey Corporate Business Tax, net of Federal benefit          5.9 %         --            5.9 %             --
Other-- net                                                        2.6 %       (0.6)%          1.4 %           (0.6)%
                                                               ---------     -------       --------       ----------
       Effective Income Tax Rate                                  43.5 %       34.4 %         42.3 %           34.4 %
                                                               ==========    =======       ========       ==========

Note 7.  Accounting Matters

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for financial statements for periods beginning after December 15, 1997. This Statement need not be applied to interim financial statements in the initial year of its application. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Since SFAS 131 solely revises disclosure requirements, the adoption of SFAS 131 will not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G.

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

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. PSEG and PSE&G are currently evaluating the impact of SFAS 133 in light of the planned issuance by the Emerging Issues Task Force (EITF) of EITF 98-10, "Accounting for Energy Trading and Risk Management Activities". EITF 98-10 is expected to be effective for financial statements issued after December 31, 1998. EITF 98-10 will provide guidance on accounting for energy contracts. PSEG and PSE&G will evaluate the impact of EITF 98-10 once it is issued in final form.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a Cumulative Effect of a Change in Accounting Principle. The adoption of SOP 98-5 is not expected to have a material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G.

Note 8.  Guaranteed Preferred Beneficial Interest in Subordinated Debentures

     The Guaranteed Preferred Beneficial Interest in Subordinated Debentures includes the monthly guaranteed preferred beneficial interest in PSE&G's subordinated debentures and the quarterly guaranteed preferred beneficial interest in PSEG's and PSE&G's subordinated debentures. The balances as of September 30, 1998 and December 31, 1997 of these preferred securities are as follows:

                                                                                     September 30,       December 31,
                                                                                        1998                 1997
                                                                                   -----------------    -----------------
                                                                                          (Millions of Dollars)
       Monthly Guaranteed Preferred Beneficial Interest in PSE&G's
            Subordinated Debentures.............................................         $210                   $210
       Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's
            Subordinated Debentures.............................................          303                    303
       Quarterly Guaranteed Preferred Beneficial Interest in PSEG's
            Subordinated Debentures.............................................          525                     --
                                                                                       ------                   ----
            Total..............................................................        $1,038                   $513
                                                                                       ======                   ====

     The increase in the Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures since December 31, 1997 is due to the issuance of $225 million of 7.44% Trust Originated Preferred Securities, Series A by Enterprise Capital Trust I in January 1998, of $150 million of Floating Rate Capital Securities, Series B by Enterprise Capital Trust II in June 1998 and of $150 million of 7.25% Trust Originated Preferred Securities, Series C by Enterprise Capital Trust III in July 1998.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Note 9.  Comprehensive Income

     Effective January 1, 1998, PSEG adopted SFAS 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which the changes are recognized. As allowed for interim periods, PSEG has elected to disclose Comprehensive Income, which includes net income and the effects of foreign currency translation, in the Notes as follows:

     Comprehensive Income, Net of Tax:

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                             -----------------------------        -----------------------
                                                                1998             1997               1998         1997
                                                             -----------      ------------        ---------    ----------
                                                                (Millions of Dollars)             (Millions of Dollars)
       Net income..........................................        $180              $176             $493          $407
       Foreign currency translation........................        (10)                --             (22)            --
                                                                   ----              ----             ----          ----
       Comprehensive income................................        $170              $176             $471          $407
                                                                   ====              ====             ====          ====



--------------------------------------------------------------------------------
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
--------------------------------------------------------------------------------

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

Note 6.  Taxes

     Since PSE&G is now subject to the New Jersey Corporate Business Tax, its effective income tax rate is as follows:

                                                                        Quarter Ended             Nine Months Ended
                                                                        September 30,               September 30,
                                                                    -----------------------     -----------------------
                                                                     1998          1997          1998          1997
                                                                    ---------     ---------     ---------    ----------
Federal tax provision at statutory rate.........................      35.0 %        35.0 %         35.0 %       35.0 %
New Jersey Corporate Business Tax, net of Federal benefit.......       5.9 %         --             5.9 %        --
Other-- net.....................................................       0.9 %        (0.3)%          1.4 %       (0.2)%
                                                                    -------       -------        -------      -------
       Effective Income Tax Rate...................................   41.8 %        34.7 %         42.3 %       34.8 %
                                                                    =======       =======        =======      =======

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1997 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Results of Operations

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.78 for the quarter ended September 30, 1998, representing an increase of $0.02 or 3% per share from the comparable 1997 period. Basic and diluted earnings per share were $2.13 for the nine months ended September 30, 1998, representing an increase of $0.38 or 22% per share from the comparable 1997 period.

     Public Service Electric and Gas Company's (PSE&G) contribution to earnings per share of Common Stock for the quarter and nine months ended September 30, 1998 increased $0.25 and $0.46 from the comparable 1997 periods, respectively. The increases for the quarter and nine months ended September 30, 1998 were primarily due to increased sales of electricity resulting from considerably warmer weather in the third quarter of 1998 augmented by positive economic factors in New Jersey, profits realized from other wholesale power activities and decreased operating and maintenance expenses related to the return to service of PSE&G's Salem Nuclear Generating Station (Salem). The increase for the nine months ended September 30, 1998 was partially offset by higher operation expenses, including Year 2000 readiness (see Note 4. Commitments and Contingent Liabilities of Notes and Year 2000 Issues below), and depreciation expenses. The increases for the nine months ended September 30, 1998 were further impacted by the one-time charge to earnings of $64 million or $0.28 per share recorded in 1997 resulting from the settlement of lawsuits filed by the co-owners of Salem and from profits realized from energy trading and other wholesale power activities in 1998. For a discussion of commodity trading, see
Item 3. Qualitative and Quantitative Disclosures about Market Risk.

     PSEG Energy Holdings Inc.'s (Energy Holdings) contribution to earnings per share of Common Stock for the quarter and nine months ended September 30, 1998 decreased $0.23 and $0.08 from the comparable 1997 periods, respectively, primarily due to lower earnings of PSEG Resources Inc. (Resources). Resources' earnings decreased for the quarter and nine months ended September 30, 1998 primarily due to lower income from its investment portfolio as a result of the recent downturn in the equities market (see Note 5. Financial Instruments and Risk Management of Notes). For the nine months ended September 30, 1998, the decrease was partially offset by a gain resulting from the exercise of an early buyout option in the first quarter of 1998 by the lessee in one of Resources' leveraged lease investments and increased income from new investments (see Energy Holdings -- Earnings/(Losses)).

PSE&G -- Revenues

     Electric

     Revenues increased $112 million or 10% and $146 million or 5% for the quarter and nine months ended September 30, 1998 from the comparable periods in 1997, respectively, primarily due to higher sales resulting from considerably warmer weather in the third quarter of 1998 augmented by positive economic factors in New Jersey (see PSE&G -- Expenses -- Interchanged Power and Fuel for Electric Generation). These increases were partially offset by a decrease to revenue caused by New Jersey energy tax reform in 1998 (see Note 6. Taxes of Notes and PSE&G -- Expenses -- Income Taxes). Collection of New Jersey Gross Receipts and Franchise Tax (NJGRT) was reflected in revenue and expense in prior years. As a result of energy tax reform, the portion of NJGRT replaced by the New Jersey sales and use tax is no longer reflected in revenue or expense on the income statement. State sales and use tax is a liability of the customer, collected by PSE&G and remitted to the State and is recorded in Tax Collections Payable, which is included in Other Current Liabilities on the Consolidated Balance Sheets.

     Gas

     Revenues decreased $73 million or 27% and $247 million or 19% for the quarter and nine months ended September 30, 1998 from the comparable periods in 1997, respectively. The decreases were primarily due to energy tax reform (see PSE&G -- Revenues -- Electric above) and higher therm revenues recorded in 1997 resulting from a change in estimates of unbilled gas revenue due to refinements of PSE&G's methodology. The decrease in the nine months ended September 30, 1998 was further impacted by lower recovery of fuel costs and decreased therm sales resulting from milder winter weather in 1998.

PSE&G -- Expenses

     Interchanged Power and Fuel for Electric Generation

     Interchanged Power and Fuel for Electric Generation increased $23 million or 9% and $34 million or 5% for the quarter and nine months ended September 30, 1998 from the comparable 1997 periods, respectively, primarily due to increased sales of electricity resulting in increased purchases of fuel for electric generation and purchases of power from the Pennsylvania-New Jersey-Maryland Interconnection (PJM) pool. Effective January 1, 1998, the amount included for Electric Levelized Energy Adjustment Clause (LEAC) under/overrecovery represents the difference between fuel-related revenues and fuel-related expenses which are comprised of the cost of generation and interchanged power at the PJM market clearing price. Effective April 1, 1998, PJM, as independent system operator
(ISO), replaced the PJM uniform market clearing price with locational marginal pricing (LMP) for determining the market clearing pricing to energy providers (see Competitive Environment - PJM). Experience to date shows no material adverse impact of this change to LMP on PSE&G's cost of Interchanged Power and Fuel for Electric Generation. To the extent fuel revenue and expense flow through the LEAC mechanism, variances in fuel revenues and expenses offset and thus have no direct effect on earnings.

     Effective July 1, 1998, energy trading purchases are netted against energy trading revenue and gains/(losses) on such trading activity are presented in Operating Revenues -- Electric on the Consolidated Statements of Income. There was no impact on net income resulting from this reclassification (see Note 1. Basis of Presentation/Organization of Notes).

     Income Taxes

     PSE&G became subject to New Jersey State income tax, effective January 1, 1998, due to energy tax reform in the State of New Jersey (see Note 6. Taxes of Notes). Income Taxes increased $71 million or 85% and $120 million or 52% for the quarter and nine months ended September 30, 1998 from the comparable 1997 periods, respectively. These increases are primarily due to the inclusion of State income tax of $34 million and $90 million for the quarter and nine months ended September 30, 1998, respectively. In the quarter and nine months ended September 30, 1998, there were increases of $37 million and $30 million from the comparable 1997 periods in Federal income taxes, respectively, due to higher pre-tax operating income.

     Transitional Energy Facility Assessment (TEFA) / New Jersey Gross Receipts and Franchise Tax (NJGRT)

     TEFA/NJGRT decreased $91 million or 69% and $293 million or 70% for the quarter and nine months ended September 30, 1998 from the comparable 1997 periods, respectively, due to New Jersey energy tax reform. For 1998, the amount represents TEFA unit-based taxes while the 1997 amount represents NJGRT unit-based taxes. The TEFA unit tax rates are approximately 30% of the NJGRT unit tax rates. See PSE&G -- Revenues and Income Taxes, above, and Note 6. Taxes of Notes for other impacts of New Jersey energy tax reform.

Year 2000 Expenses -- PSEG and PSE&G

     For a discussion of Year 2000 expenses, see Note 4. Commitments and Contingent Liabilities of Notes and Year 2000 Issues, below.

Energy Holdings -- Earnings/(Losses)

                                                                   Increase (Decrease)              Increase (Decrease)
                                                                 --------------------------       -------------------------
                                                                      Quarter Ended                  Nine Months Ended
                                                                      September 30,                    September 30,
                                                                      1998 vs. 1997                    1998 vs. 1997
                                                                 --------------------------       -------------------------
                                                                                  (Millions of Dollars)
       Resources                                                           $(48)                             $(12)
       PSEG Global Inc. (Global)                                             (6)                               (7)
       PSEG Energy Technologies Inc. (Energy Technologies)                    -                                (1)
                                                                           ------                            -----
                                Total                                      $(54)                             $(20)
                                                                           ======                            =====

     Energy Holdings had net losses of $35 million for the quarter ended September 30, 1998 compared to net earnings of $19 million for the same period in 1997, representing a decrease of $54 million. Energy Holdings had net earnings of $13 million for the nine months ended September 30, 1998 compared to $33 million for the same period in 1997, representing a decrease of $20 million. These decreases were primarily due to Resources' lower income from its investments. The effects on PSEG's and Energy Holdings' earnings resulting from fluctuations in the fair value of these investments for the quarter and nine months ended September 30, 1998 were unrealized losses of $67 million and $22 million, respectively, compared to unrealized gains of $7 million and $15 million for the same periods of 1997, respectively (see Note 5. Financial Instruments and Risk Management). Continuing volatility in the equities markets may also impact PSEG's and Energy Holdings' financial condition, results of operations and net cash flows. The results for the nine months ended September 30, 1998 were partially offset by a gain resulting from the exercise of an early buyout option in the first quarter of 1998 by the lessee in a leveraged lease and increased income from new investments.

Liquidity and Capital Resources

     PSEG

     PSEG is a public utility holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct subsidiaries, PSE&G and Energy Holdings.

     Cash generated from PSE&G's operations is expected to provide the major source of funds for PSE&G's business. Energy Holdings' growth will be funded through external financings, cash generated from operations and equity capital.

     Dividend  payments  on Common  Stock  were  $1.62  per  share  and  totaled approximately $376 million for the nine months ended September 30, 1998 and 1997, respectively. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, the outcome of the Energy Master Plan proceedings and related legislation and PSEG's and PSE&G's response thereto (see Note 2. Rate Matters and Note 3. Regulatory Assets and Liabilities of Notes), the receipt of dividend payments from its subsidiaries and other factors. PSE&G paid common dividends of approximately $376 million and approximately $391 million to PSEG during the nine months ended September 30, 1998 and 1997, respectively. Changes in PSE&G's financial condition that could result from the Energy Master Plan proceedings and related legislation could have a material adverse effect on the ability to maintain the dividend at such level (see PSE&G below). Due to the growth in Energy Holdings' investment activities, no dividends on Energy Holdings' common stock were paid in the nine months ended September 30, 1998 and 1997 or are anticipated for the remainder of 1998. Energy Holdings paid $12 million of dividends related to its preferred stock issued to PSEG for the nine months ended September 30, 1998. Energy Holdings had no preferred stock outstanding in the period ended September 30, 1997.

     On September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the proposed Energy Competition Act and the ALJ's decision, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of Common Stock. Under the authorization, repurchases will be made in the open market at the discretion of PSEG. Until the expected securitization process in connection with the Energy Master Plan occurs, the Common Stock repurchase will be funded by PSEG debt with the repurchased shares held as treasury stock. At September 30, 1998, PSEG had repurchased approximately 2.4 million shares of Common Stock at a cost of $91 million, under this authorization.

     PSEG issued a total of $300 million of tax deductible preferred securities in June and July 1998. The proceeds of the sales were used to invest an additional $292 million in Energy Holdings, which made additional equity investments in Global and Resources.

     PSEG and PSE&G, respectively, have issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable
Interest Subordinated Debentures have been deferred, or PSEG or PSE&G, respectively, has defaulted on an indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G, respectively, may pay any dividends on its common or preferred stock.

     As of September 30, 1998, PSEG's capital structure consisted of 48% common equity, 41% long-term debt and 11% preferred stock and other preferred securities.

     As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the New Jersey Board of Public Utilities (BPU) approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at September 30, 1998 were approximately 16% of assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital Corporation (PSEG Capital), a wholly-owned subsidiary of Energy Holdings, to $750 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. Beginning in 1995, the debt supported by such minimum net worth maintenance agreement was limited to $650 million and the affiliation fee has been proportionately reduced as such supported debt is reduced. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the cost of all services provided to them by employees of PSE&G.

     As a result of PSEG's intent that Energy Holdings and its subsidiaries provide growth vehicles for PSEG, financing requirements connected with the continued growth of Energy Holdings, changes to the utility industry expected from the final outcome of the Energy Master Plan proceedings and the related legislation and potential accounting impacts resulting from the deregulation of the generation of electricity, modifications will be required to certain of the restrictions agreed to by PSEG with the BPU in response to the Focused Audit. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing of Energy Holdings and accordingly, PSEG's future prospects, including financial condition, results of operations and net cash flows (see Note 2. Rate Matters and Note 3. Regulatory Assets and Liabilities of Notes).

     PSE&G

     Capital resources and capital requirements may be affected by the outcome of the Energy Master Plan proceedings and related legislation. For a discussion of the potential impact of the Energy Master Plan proceedings and related legislation on PSE&G's future prospects, including financial condition, results of operations and net cash flows, see Note 2. Rate Matters and Note 3. Regulatory Assets and Liabilities of Notes.

     For the nine months ended September 30, 1998, PSE&G had utility plant additions, including Allowance for Funds Used During Construction, of $368 million, a $27 million decrease from the corresponding 1997 period. The decrease was primarily due to the replacement of Salem 1 steam generators in 1997. PSE&G expects that it will be able to generate all of its construction and capital requirements over the next five years internally, assuming adequate and timely recovery of costs, as to which no assurances can be given.

     Energy Holdings

     In June and July 1998, PSEG invested $147 million and $145 million, respectively, in Energy Holdings which issued to PSEG like amounts of its 4.80% and 4.875% Cumulative Preferred Stock and made additional equity investments in Global and Resources. PSEG funded its additional investment in Energy Holdings through the sale of tax deductible preferred securities (see External Financings).

     In July 1998, Global sold its 5% interest in a domestic cogeneration plant and in August 1998, sold its 50% interest in a natural gas-fired generating station in Colombia. The aggregate proceeds from these sales of $68 million approximated Global's book value.

     In July 1998, Resources purchased a 33.3% interest in a leveraged lease of a natural gas-fired generating station in the United Kingdom for approximately $40 million and in September 1998, purchased a 100% interest in a leveraged lease of several gas distribution networks in the Netherlands for approximately $45 million.

     For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations and net cash flows.

External Financings

     PSEG

     On September 30, 1998, PSEG had a $25 million line of credit with a bank with no debt outstanding under this line of credit. Also, at that date, PSEG had a committed $150 million revolving credit facility which expires in December 2002 with $100 million outstanding under this facility. In addition, PSEG has $200 million of debt registered on a registration statement which is effective and has filed a registration statement for an additional $150 million of debt which registration statement has not yet become effective.

     In June 1998, Enterprise Capital Trust II, a special purpose statutory business trust controlled by PSEG, issued $150 million of its Floating Rate Capital Securities, Series B. At the time of issuance, PSEG's floating rate obligation under its debentures was swapped for a fixed rate payment resulting in an effective rate of 7.2% (see Note 5. Financial Instruments and Risk Management of Notes). In July 1998, Enterprise Capital Trust III, a special purpose statutory business trust controlled by PSEG, issued $150 million of its 7.25% Trust Originated Preferred Securities, Series C. Proceeds of both issues were lent to PSEG and are evidenced by its deferrable interest subordinated debentures. PSEG used the proceeds of these issues to make $292 million preferred equity investments in Energy Holdings. The debentures and their related indentures constitute a full and unconditional guarantee by PSEG of the preferred securities issued by the trusts. If, and for as long as, payments on PSEG's debentures have been deferred, or PSEG has defaulted on the indentures related thereto or its guarantee thereof, PSEG may not pay any dividends on its Common Stock (see Liquidity and Capital Resources -- PSEG).

     As previously disclosed, both PSEG and PSE&G have issued a total of approximately $525 million and $513 million, respectively, of deferrable interest subordinated debentures which are treated as debt to the issuer for Federal income tax purposes and as preferred equity for financial accounting and rating agency purposes. In a case not involving PSEG or PSE&G, the Internal Revenue Service (IRS) has proposed to disallow interest deductions claimed by Enron Corp. (Enron) on two issues of similar long-term subordinated debentures. That issue is now in litigation (Enron Corp. v. Commissioner, Tax Court Docket No. 6149-98). There can be no assurance that Enron will prevail in this litigation if it is not settled or, if Enron does prevail, that the IRS nevertheless may seek to disallow the deductions that PSEG and PSE&G have taken and will claim for interest paid on such debentures. The annualized interest expense for these debentures for PSEG and PSE&G together is approximately $83 million. In total for 1994 through 1997, PSEG and PSE&G claimed approximately $89 million in interest deductions for these debentures, which equates to approximately $31 million in tax benefits. If challenged by the IRS, PSEG and PSE&G would expect to vigorously defend the deductibility of the interest payments taken as deductions on previously filed Federal tax returns. In the event of the occurrence of a Tax Event as defined in the respective debenture indentures, such as the receipt of an opinion of counsel that there is a more than insubstantial risk that interest payable on the debentures will not be tax deductible, PSEG and PSE&G have the right to redeem the preferred securities and issue the debentures to the preferred securities holders or to refinance such obligations as allowed in the respective debenture indentures.

     PSE&G

     PSE&G has authority from the BPU, through December 31, 1998, to opportunistically refinance essentially all of its long-term debt and to refund up to $250 million of matured debt. PSE&G expects to be able to obtain BPU approval to extend the authorization to opportunistically refinance essentially all of its long-term debt through January 4, 2000.

     Under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges is at least 2:1. At September 30, 1998, the coverage ratio under PSE&G's Mortgage was 4.19:1. As of September 30, 1998, the Mortgage would permit up to approximately $3.5 billion aggregate principal amount of new Bonds to be issued against previous additions and improvements.

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

     On July 1, 1998, $18 million of PSE&G's 6% Debenture Bonds matured.

     To provide liquidity for its commercial paper program, PSE&G has a $650 million revolving credit agreement expiring in June 1999 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On September 30, 1998, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 1999, not more than $1.3 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On October 5, 1998, PSE&G filed a petition with the BPU to increase this authorization to $1.5 billion and extend it through January 4, 2000. PSE&G expects a BPU decision before December 31, 1998. An inability to issue short-term obligations would have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. On September 30, 1998, PSE&G had $996 million of short-term debt outstanding, including $124 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $124 million at that date.

     PSE&G Fuel Corporation (Fuelco), a wholly-owned subsidiary of PSE&G, has a $125 million commercial paper program to finance its 42.49% share of Peach Bottom nuclear fuel, which program is supported by a $125 million revolving credit facility expiring on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's obligations under this program. At September 30, 1998, Fuelco had $86 million of commercial paper outstanding under this program.

     Energy Holdings

     At September 30, 1998, PSEG Capital had total debt outstanding of $521 million, including $498 million of Medium Term Notes (MTNs) and $23 million of Senior Notes. In July 1998, $75 million of PSEG Capital's 9.00% MTNs matured. As a result of the Focused Audit, PSEG Capital debt is to be phased out over a six to ten year period from April 1993 (see Liquidity and Capital Resources).

     As of September 30, 1998, Enterprise Capital Funding Corporation (Funding), a wholly-owned subsidiary of Energy Holdings, had $150 million and $300 million revolving credit facilities expiring in November 1998 and July 1999, respectively, with two groups of banks, under which $24 million was outstanding as of September 30, 1998. Funding expects to be able to renew both credit agreements and has reached preliminary agreement with a group of banks to renew for one year the facility expiring in November 1998. As of September 30, 1998, Funding had $69 million of total debt outstanding, including $45 million of privately placed Senior Notes.

     Energy Holdings, Resources and Global are subject to restrictive business and financial covenants contained in existing debt agreements. Energy Holdings is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.50:1. As of September 30, 1998, Energy Holdings had a consolidated debt to equity ratio of 0.78:1. For the twelve months ended September 30, 1998, the EBIT coverage ratio, as defined to exclude the effects of EGDC, was 1.79:1. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's and Energy Holdings' ability to obtain additional financing beyond current levels (see Liquidity and Capital Resources).

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

Foreign Operations

     In accordance with its growth strategy, Global has made approximately $860 million of international investments, primarily in Brazil, Argentina and China, in projects that generate and distribute electricity. These investments represent approximately 5% of PSEG's assets. As a primary vehicle for growth, Global is expected to continue to emphasize international investments. Where possible, Global structures its investments to manage the risk associated with project development, including foreign currency devaluation and fluctuations. PSEG has evaluated the current economic turmoil in these regions, including potential devaluations of currencies affecting the emerging markets in which Global invests, and has determined that although short-term growth in demand may be negatively impacted, the long-term outlook for investments made to date has not been impaired. However, PSEG cannot predict what impact further developments in emerging market financial conditions may have on its financial condition, results of operations and net cash flows.

Competitive Environment

     State Regulatory Matters

     For  discussions  of the New Jersey  Energy  Master  Plan  proceedings  and related legislation, non-utility generation buydown, the LGAC, the Gas Unbundling Pilot Program, the LEAC/Demand Side Adjustment Factor, the RAC and other rate matters, see Note 2. Rate Matters of Notes. The outcome of these proceedings could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

     Federal Energy Regulatory Commission (FERC)

     As previously reported, numerous parties, including PSE&G, have filed petitions for judicial review of Orders No. 888, 888A and 888B before the Courts of Appeals for the District of Columbia and the Second Circuits. In March 1998, all of these appeals were consolidated in the Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On April 30, 1998, the D.C. Circuit entered an order permitting certain additional parties to intervene and establishing certain procedural guidelines for the hearing of these appeals. Briefs were filed on October 1, 1998. Oral argument has not yet been scheduled.

     Pennsylvania--New Jersey--Maryland Interconnection

     On October 15, 1998, PJM began operating a centralized capacity credit market, providing a new option to participants for procuring capacity to meet capacity obligations within the PJM Control Area. Capacity is the capability to produce electric power, typically from owned generation or third party purchase contracts and differs from the electric energy markets, described below, which trade the actual power being generated. A centralized capacity credit market enables a participant to trade its capacity not required to meet its capacity obligations for reliability purposes. The market facilitates the selling and buying of capacity for participants by providing a single point of contact for market participants and a published capacity market clearing price. The design of the PJM capacity market is compatible with the already existing bilateral capacity market and does not preclude any market participant from using the generation it owns to satisfy its capacity obligations. PJM will accept offers to buy and sell capacity credits, centrally clear the market and post the market clearing prices for these credits. PSE&G will continue offering capacity for sale through bilateral transactions and will also participate in the centralized PJM capacity market.

     Effective April 1, 1998, PJM implemented LMP to establish the market clearing prices for energy and to price energy transactions when there are congested areas within the PJM control area pursuant to FERC requirements. LMP provides for an efficient allocation of congestion costs to transmission users within the PJM control area based on system use. Experience to date shows no material adverse impact as a result of the change to LMP on PSE&G's cost of Interchanged Power and Fuel for Electric Generation. PSE&G does not anticipate any material impact due to the implementation of LMP in the future.

     On December 31, 1997, the PJM Supporting Companies filed market enhancements with the FERC. PSE&G, one of the Supporting Companies, supports the filing which includes the ability to auction residual and released Fixed Transmission Rights, which are a financial hedge against congestion costs. It also includes a multi-settlement system and provides a day-ahead settlement for energy, which allows market participants to "lock-in" energy prices a day ahead and only pay for the deviations from the amounts settled one day ahead at the real-time energy price. As proposed, these systems would all be administered by the PJM ISO.

     Currently, the PJM Operating Agreement dictates that energy offered for sale in the PJM interchange energy market from generation located within the PJM control area shall not exceed the variable cost of producing such energy. Transactions that are bid into the PJM pool from generation located outside the PJM control area are capped at $1,000 per megawatt hour. All power providers are paid at the PJM LMP under normal market operations. In the event that all available generation within the PJM control area is insufficient to cover demand, PJM could institute emergency purchases from adjoining regions. The cost of such emergency purchases is dependent upon market conditions and not subject to any PJM price cap. Certain of the PJM member companies have requested the FERC to revise the PJM Operating Agreement to allow submission of market based bids to the PJM interchange energy market. PSEG and PSE&G cannot predict the outcome of this request or the impact on PSEG's and PSE&G's future financial condition, results of operations and net cash flows if such request is successful. For further discussion of price volatility of electricity, see Item 3.Qualitative and Quantitative Disclosures About Market Risk.

Year 2000 Issues

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. PSEG and PSE&G have had a formal project in place since 1997 to address Year 2000 issues. Based upon project progress to date, all mission critical systems are expected to be ready by January 1, 2000. Future progress is dependent on a wide number of variables, including the continued availability of trained resources and vendors meeting commitments to PSEG and PSE&G.

     Year 2000 Readiness Status

     PSEG and PSE&G have established a three-phase program to achieve Year 2000 readiness. The initial phase (Inventory) identifies systems having potential Year 2000 issues and sets priorities for assessing and remediating those systems. The second phase (Assessment) determines whether systems are digital/date sensitive and the extent of date related issues. The third phase (Remediation/Testing) repairs programming code, upgrades or replaces systems and validates that code repairs were implemented as intended.

     PSEG's and PSE&G's Year 2000 readiness program addresses issues relating to three principal types of systems:

          Information   technology   systems,   which   include  such   business
          applications as the customer information, administrative and "back office" systems.

          Process control systems, which include embedded devices as well as real time systems such as energy management systems (EMS) and the supervisory control systems for gas and electric (SCADA).

          Infrastructure   systems,  which  include  such  devices  as  servers,
          routers, etc.

Inventory is more than 70% complete for all information technology, process control and infrastructure systems. Substantial Assessment work has been completed on the information technology, infrastructure systems and process control systems. Remediation/Testing is in progress on information technology, process control and infrastructure systems.

     PSEG and PSE&G expect to complete required Year 2000 readiness work for more than 50% of their critical systems by the end of 1998. The work required by the remaining critical systems is expected to be completed by July 1999, except for certain systems operated by PSE&G's Nuclear Business Unit (NBU), as discussed below. By the end of 1999, a majority of PSEG's and PSE&G's non-critical systems are expected to be Year 2000 ready with the remainder of such non-critical systems to be ready in 2000. Energy Holdings and its subsidiaries have essentially completed Inventory on all systems impacted by Year 2000 readiness issues and substantial Assessment work has been completed on such systems. Remediation/Testing is expected to be completed in 1999 on all such systems.

     As previously reported, on May 11, 1998, the NRC issued a Generic Letter requiring submission of a written response within 90 days of that date indicating whether or not nuclear plant operators have pursued and continue to pursue Year 2000 programs and addressing the programs' scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance. Additionally, the Generic Letter required submission of a written response upon completion of the operators' Year 2000 program or no later than July 1, 1999 confirming that their facilities are Year 2000 ready, or will be Year 2000 ready, by 2000 with regard to compliance with the terms and conditions of their licenses and NRC regulations. On July 23, 1998, PSE&G provided its written response to the first requirement noted above, outlining for the NRC its NBU Year 2000 program and indicating that planned implementation will allow the NBU to be Year 2000 ready and in compliance with the terms and conditions of its licenses and NRC regulation by January 1, 2000. As of September 30, 1998, PSE&G's NBU Year 2000 effort is on schedule. Additionally, at a meeting held on September 29, 1998, PECO informed PSE&G that Peach Bottom's Year 2000 effort is on schedule to meet the July 1999 NRC response schedule. The NRC has recently begun audits of a representative sample of operating nuclear power plants, including Hope Creek, to spot check measures that licensees are taking to assure that key computer systems will be able to function in 2000.

     PSEG and PSE&G are continuing to work with their supplier base to assess the Year 2000 readiness status of vendors who provide critical materials and services (key vendors). Sufficient information has not yet been received from all key vendors to confirm their preparedness for Year 2000. PSEG and PSE&G are aggressively pursuing the key vendors who have been unresponsive. However, PSEG and PSE&G are not yet able to determine whether all of their key vendors will be able to meet Year 2000 requirements. Failure of key vendors to meet these requirements could result in material adverse impacts to PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

     Year 2000 Costs

     For a discussion of Year 2000 Costs, see Note 4. Commitments and Contingent Liabilities of Notes.

     Year 2000 Risks

     The North American Electric Reliability Council (NERC) has been asked by the Department of Energy (DOE) to lead national efforts for electric utility industry Year 2000 readiness. In its report issued in September 1998, NERC evaluated potential risks for the industry from both an impact and probability basis. PSEG's and PSE&G's internal analyses of the risks posed by the Year 2000 are consistent with the risk assessment prepared by NERC. PSEG and PSE&G expect that the Year 2000 project (specifically remediation and contingency planning efforts) will mitigate these risks and allow PSEG and PSE&G to meet their fiduciary, regulatory and safety commitments.

     The following risks defined by NERC were assumed only for the purpose of planning and preparing for operations. None of the risks identified in this plan are predictions of Year 2000 events:

                                                  NERC              NERC
                                               Probability         Impact
        NERC Defined Scenario                  for Industry      for Industry
------------------------------------------------------------- -----------------
Loss of generation                                High              High
------------------------------------------------------------- -----------------
Loss of EMS, SCADA Systems                        High              High
------------------------------------------------------------- -----------------
Loss of leased communications lines               High              High
------------------------------------------------------------- -----------------
Generation Restart/Loss of Load/Unusual load      High              Low
------------------------------------------------------------- -----------------
Environmental control or monitoring              Medium            Medium
------------------------------------------------------------- -----------------
Loss of internal communications                  Medium            Medium
------------------------------------------------------------- -----------------
Loss of gas or oil supply                        Medium             High
------------------------------------------------------------- -----------------
Sabotage                                         Medium             High
------------------------------------------------------------- -----------------
Distribution system failure/DC Tie                Low              High
Failure/Under-frequency or under-frequency
voltage load shed failure/Loss of system
protection/Loss of transmission/Loss of
security coordinator functions
------------------------------------------------------------- -----------------
Voltage control device failure                     Low              High
------------------------------------------------------------- -----------------
Loss of control center access                      Low             Medium
------------------------------------------------------------- -----------------
Loss of coal                                       Low             Medium
------------------------------------------------------------- -----------------
Operating Personnel/Generation and                 Low              Low
Transmission Information Sharing
System (OASIS) Failure/Loss of
non-critical operating data/DSM
failure/Supplies
------------------------------------------------------------- -----------------

     PSEG's and PSE&G's efforts have focused on reducing the "High" and "Medium" probability scenarios and mitigating the effects of "High" and "Medium" impacts.

     PSEG and PSE&G continue working to determine the most reasonably likely, worst case scenarios arising from Year 2000 readiness issues. Such scenarios may include, among others, significant reductions in key customers' power needs due to their own Year 2000 readiness issues or temporary disruption of service from the effect of disruptions caused by other entities whose electrical systems are connected to PSE&G's through PJM. The results of such analysis will depend, in part, on the results of information currently being obtained from key vendors as to their Year 2000 readiness and the readiness of PJM and trading partners, among others.

     PSEG and PSE&G have no outstanding litigation relating to Year 2000 issues. Future Year 2000 related liabilities will be determined through the courts and the overall risk cannot be determined at this time. PSEG and PSE&G have not been subject to specific or general Year 2000 regulatory action, other than responding to inquiries from regulatory bodies such as the BPU and the NRC.

     Contingency Plans

     PSEG and PSE&G are in the process of developing contingency plans in accordance with NERC guidelines. The cornerstone of NERC's guidance is to use a "defense in depth" strategy by creating multiple defense barriers to reduce the risk of catastrophic results to extremely small probability levels. Other areas covered by NERC and PSEG's and PSE&G's responses include:

        NERC Guidance                      PSEG's and PSE&G's Contingency Plan
-----------------------------------     ----------------------------------------
Identify and fix known Year 2000        PSEG and PSE&G have focused their
problems.                               resources on the remediation of
                                        non-compliant systems.
-----------------------------------     ----------------------------------------
Identify most  probable and             PSEG and PSE&G are currently evaluating.
credible worst case  scenarios.
-----------------------------------     ----------------------------------------
Plan for the probable, prepare          PSEG and PSE&G will develop special
for the worst. Develop special          procedures and will conduct both
operating procedures, conduct           internal drills and participate in
training and system wide drills.        industry efforts.
-----------------------------------     ----------------------------------------
Operate systems in a precautionary      PSEG & PSE&G are working with the
posture during critical Year 2000       Mid-Atlantic Area Council (MAAC) and
periods. This may include reducing      with PJM for detailed planning.
voluntary bulk transfers, ensuring
that adequate generation facilities
are in service and increasing
staffing.
-----------------------------------     ----------------------------------------

     The nature of contingency plans will include 1) using existing redundant assets, such as PSE&G's mix of generating assets; 2) leveraging existing business continuity plans, such as storm preparedness plans; 3) manual work-arounds; and 4) using rapid-reaction teams. PSEG and PSE&G's emerging strategy calls for the deployment of these plans in the following manner (using risk scenarios shown above that NERC evaluated to have a high probability and a high impact):

        Scenario                                    Initial Plan
--------------------------         ---------------------------------------------
Loss of generation.                Use existing redundant assets. Have available
                                   a varied mix of generating assets, with
                                   sufficient reserve capacity, to ensure that
                                   if certain stations are unable to function,
                                   the reserve can meet generating needs.
--------------------------         ---------------------------------------------
Loss of EMS, SCADA Systems         Use manual work-arounds and rapid reaction
                                   teams.
--------------------------         ---------------------------------------------
Loss of leased communications      Use existing redundant assets such as
lines.                             existing radio and back-up communications
                                   systems.
--------------------------         ---------------------------------------------

     PSEG and PSE&G have adopted NERC's timetable, guidelines and detailed requirements for developing these contingency plans. PSEG and PSE&G expect to have their preliminary contingency plans completed by December 31, 1998 with the second version of their contingency plans completed by June 30, 1999, consistent with NERC's timetable. PSEG and PSE&G will participate, with internal drills to be completed beforehand, in NERC's industry-coordinated Year 2000 readiness drills on April 8-9, 1999 and September 8-9, 1999. PSEG and PSE&G will evaluate plan updates, as needed, from September 1999 through January 2000.

     PSEG and PSE&G expect that with completion of the Year 2000 project and implementation of SAP (see Note 4, Commitments and Contingent Liabilities of Notes), the possibility of significant interruptions of normal operations should be reduced. However, if PSEG, PSE&G, their domestic and international subsidiaries, the other members of PJM, PJM trading partners supplying power through PJM or PSEG's or PSE&G's critical vendors and/or customers are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

Future Outlook

     PSEG continues to pursue its strategies to grow its business. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of traditional utility services and markets. PSE&G's strategy is to size its electric generation fleet in New Jersey to meet its anticipated needs, while seeking to increase its value through wholesale trading. PSE&G will also seek to capitalize on synergies which may exist with its natural gas purchasing and trading activities. PSE&G's transmission and distribution strategy, both gas and electric, is to provide cost-effective, high quality service. PSEG will also consider opportunities for expansion through business combinations. Global's strategy is to invest in both generation and transmission and distribution facilities worldwide with the goal of creating long-term value. Resources' strategy is to continue focusing on passive investments in the energy sector worldwide seeking to provide earnings and economic value. Energy Technologies' strategy is to expand upon the current energy related services it provides to industrial and commercial customers to create long-term value.

     Successful implementation of these strategies, coupled with the restructuring of the electric industry (see Note 2. Rate Matters and Note 3. Regulatory Assets and Liabilities of Notes), could significantly change the organizational structure of the PSEG family of businesses as well as PSEG's earnings mix. Also significant among the changes in the earnings mix would be a reduction in the percentage of earnings from the domestic generation business and an increase from the international generation, transmission and distribution businesses, and to a lesser extent, from the energy services business. As a result of the deregulation of the electric industry, PSE&G may be required to separate its electric generation services, and potentially other competitive services, from its regulated utility operations and transfer those operations to an entity functionally independent from PSE&G. To the extent that recovery of stranded costs occasioned by deregulation are not probable of recovery and not eligible for deferred accounting treatment under SFAS 71, PSE&G would incur an extraordinary, non-cash charge to operations, which charge could be material to the financial position and results of operations of PSEG and PSE&G (see Note 3. Regulatory Assets and Liabilities).

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Results of Operations; Liquidity and Capital Resources; External Financings; Nuclear Operations; Foreign Operations; Competitive Environment; Year 2000 Issues and Future Outlook.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------
             -------------------------------------------------------
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             -------------------------------------------------------



Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective", "hypothetical", "potential" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to contain costs; ability to obtain adequate and timely rate relief, cost recovery, including the potential impact of stranded costs, and other necessary regulatory approvals; Federal and State regulatory actions; costs of construction; Year 2000 issues; operating restrictions; increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; market risk; and credit market concerns. PSEG and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and PSE&G prior to the effective date of the Act.

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Commodities

     The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSE&G enters into physical forward and options contracts and financial derivatives including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity, are designed to cover estimated electric and gas customer commitments. Gains and losses resulting from physical forward and options contracts and financial derivatives are recognized as a component of net electric revenue upon maturity of these contracts. Additionally, PSE&G enters into physical forward and options contracts that are speculative in nature which are immaterial to PSE&G's market portfolio and do not have a material impact on PSE&G's financial condition, results of operations and net cash flows.

     PSE&G uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical contracts and financial derivative instruments. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSE&G estimates value-at-risk across its commodity business using a model with historical volatilities and correlations. The measured value-at-risk using a variance/co-variance model with a 97.5 percent confidence level and assuming a one week horizon at September 30, 1998 was approximately $8 million, which is significantly less than the June 30, 1998 level of $18 million due to the expiration of summer 1998 positions and their associated volatilities. PSE&G's calculated value-at-risk exposure represents an estimate of potential net losses that could be recognized on its portfolio of physical and financial derivative instruments assuming historical movements in future market rates. These estimates, however, are not necessarily indicative of actual results which may occur, since actual future gains and losses will differ from those historical estimates based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in PSE&G's portfolio of hedging instruments during the year.

     As discussed in Results of Operations of Item 2. Management's Discussion and Analysis, energy trading operations at PSE&G positively impacted the results of operations for the nine months ended September 30, 1998. Certain other utilities and power marketers have experienced significant losses in their energy trading operations during that period. These losses were primarily attributable to extreme market volatility and counterparty defaults that resulted.

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG has a Risk Management Committee made up of executive officers and an independent risk oversight function to enhance its risk management practices. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G and Energy Holdings. In the event of nonperformance or nonpayment by a major counterparty, there may be a material adverse impact on PSEG's and PSE&G's financial
condition,     results     of     operations     and     net     cash     flows.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

           -------------------------------------------------------
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
            -------------------------------------------------------


                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1997 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 is updated below.

     (1) Form 10-K, Pages 19-20 and June 30, 1998 Form 10-Q, Page 27. As previously reported, PSE&G has been named as a potentially responsible party and alleged to be liable for contamination at the Metal Bank Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania. PSE&G estimates that its share of the cost of performing the remedy selected by the U.S. Environmental Protection Agency (EPA) could be $4 to $8 million. On June 26, 1998, EPA Region III issued an Administrative Order For
         Remedial Design And Remedial Action, Docket No. III-98-082-DC, to thirteen Respondents including PSE&G, other utilities, and other persons and entities, ordering the Respondents to implement the remedy selected in the Record of Decision (ROD) issued by EPA Region III in December, 1997. Additionally, with respect to this site, on July 1, 1998, the United States of America moved in the matter entitled United States of America, et al, v. Union Corporation, et al, Civil Action
         No. 80-1589, United States District Court for the Eastern District of Pennsylvania, seeking leave of court to file an amended complaint adding claims under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and one other utility are third party defendants in the foregoing captioned matter. On July 28, 1998, PSE&G and seven other utilities named as Respondents in the above-referenced Administrative Order filed with EPA Region III a Notice of Intent to Comply With Administrative Order for Remedial Design and Remedial Action, Metal Bank Cottman Avenue Site, Docket No. III-98-082-DC.

     (2) Form 10-K, Page 27, March 31, 1998 Form 10-Q, Page 24 and June 30, 1998 Form 10-Q, Page 27. As previously reported, in October 1995, PSEG received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to nuclear operations of Salem and Hope Creek Nuclear Generating Stations (Salem and Hope Creek). The Board of Directors promptly commenced an investigation and advised the purported shareholder thereof. While the investigation was pending, the purported shareholder nevertheless commenced, by complaint filed in December 1995, a shareholder derivative action against the then incumbent directors, except Dr. Remick. Similar derivative complaints were filed by two profit sharing plans and one individual in February and March 1996 against Messrs. Ferland, Codey, Eliason and others. On March 19, 1996, the Board's investigation was concluded, and the Board determined that this litigation should not have been instituted and should be terminated. On July 3, 1996, another individual purported shareholder filed a similar complaint naming the same defendants as the first derivative lawsuit. The four complaints generally seek recovery of damages for alleged losses purportedly arising out of PSE&G's operation of Salem and Hope Creek, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. On August 21, 1996, all defendants filed motions to dismiss all four derivative actions, which motions were denied and attempts to appeal were unsuccessful. Pursuant to a Court Order, on December 31, 1997, the defendants filed motions for summary judgment to dismiss two of the cases. In one of the other two cases, separate motions for partial and complete summary judgment were filed by the defendants on April 1, 1998. In the fourth case, on April 1, 1998 the defendants filed a motion for partial summary judgment. On May 21, 1998, the defendants filed additional motions for complete summary judgment in the third and fourth cases. All of these motions are pending. By stipulation filed on June 15, 1998, the individual plaintiff in the action filed in March 1996 was voluntarily dismissed as a plaintiff in the action. The outcome of these matters cannot be predicted.

     (3) Form 10-K, Page 27. As previously reported, PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators, including a claim under the Federal Racketeering Influenced and Corrupt Organizations Act (RICO). In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. Westinghouse has filed a motion for summary judgment on the grounds that the claim of the plaintiffs is barred by the statute of limitations and oral arguments on this motion were held in February 1998. On November 6, 1998, the Court granted Westinghouse summary judgment on the RICO claim but did not address the plaintiffs' remaining claims, dismissing them without prejudice since the Court only had original jurisdiction over the RICO claim. The plaintiffs are considering whether to appeal this decision and/or to re-file their remaining claims in the Superior Court of New Jersey.

     (4) Form 10-K, Page 45 and June 30, 1998 Form 10-Q, Page 27. As previously reported, in October 1997, Old Dominion Electric Cooperative (ODEC) filed a complaint at the Federal Energy Regulatory Commission (FERC) seeking to modify its 1992 agreement with PSE&G for a ten year sale of 150 megawatts of capacity and energy. In May 1998, while the ODEC complaint was pending, in a separate proceeding relating to the restructuring of PJM, FERC ordered PSE&G to reduce its charges to ODEC by $5.5 million annually for each of the remaining six years of the agreement. FERC determined that a transmission charge, which it imputed to the agreement, violated FERC policy, specifically, that users of the PJM transmission system must pay one rate for transmission based on the transmission zone in which they are delivering power rather than multiple rates based on the transmission areas through which their power transactions are moving. PSE&G has applied to the FERC for a rehearing of its order which is pending at this time. On August 4, 1998, FERC dismissed ODEC's complaint, determining that certain issues relating to rate "pancaking" for transmission had been appropriately addressed in the separate FERC proceeding on PJM restructuring and that ODEC had failed to show that it was entitled to relief on the remaining issues. ODEC did not seek further review of this order.

     (5) June 30, 1998 Form 10-Q, Page 28. On June 25, 1998, a complaint was filed against the directors of PSEG, and PSEG as a nominal defendant, by the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit, alleging that the 1996, 1997 and 1998 proxy statements provided to shareholders of PSEG were false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at and reserves with respect to PSEG's nuclear operations, (iii) a demand letter relating to the earlier shareholder derivative suit, (iv) PSEG's liabilities to the Salem co-owners as a result of the shutdown of the Salem plants and (v) a shareholder proposal relating to operations of Salem 1 and 2 which was voted upon at the 1998 annual meeting of shareholders. The complaint seeks to have declared illegal the 1996, 1997 and 1998 elections of directors of PSEG, the vote upon the stockholder proposal at the 1998 annual meeting, ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at those annual meetings, requiring PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the court hearing this matter, which will include as nominees for election as directors persons having no previous relationship with PSEG or the current directors and other relief. A motion to dismiss the complaint has been filed. PSEG cannot predict the outcome of this matter. G.E. Stricklin v. E. James Ferland, et al, United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-3279.

     In addition, see the following at the pages hereof indicated:

     (1) Pages 9 through 13. Proceedings before the New Jersey Board of Public Utilities (BPU) in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

     (2) Page 13. Proceeding before the BPU relating to PSE&G's Levelized Gas Adjustment Clause (LGAC) filed on November 14, 1997, Docket No. GR97110839.

     (3) Pages 13 and 14. Proceeding before the Superior Court of New Jersey, Appellate Division in the matter of the motion of PSE&G to increase the level of the Electric Demand Side Adjustment Factor, Appellate Docket No. A-005257-97T2.

     (4) Page 13. Proceedings before the BPU relating to the Electric Levelized Energy Adjustment Clause (LEAC) rate increase to recover Demand Side Management (DSM) costs, Docket No. ER97020101.

     (5) Page 14. Proceedings before the BPU relating to an audit of PSE&G's competitive services, Docket No. EC98080627.

     (6)   Page 30. Proceedings before the Federal Energy Regulatory  Commission
           (FERC) relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

     (7) Page 30. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of appeal of FERC Orders No. 888, 888A and 888B. (Transmission Access Policy Study Group v. Federal Energy Regulatory Commission, United States Court of Appeals in the District of Columbia Circuit, Docket No. 97-1715.)

     (8) Page 30. Proceeding before FERC relating to the development by PSE&G and other regional transmission owners in PJM of a new transmission service tariff and an Independent System Operator, FERC Docket Nos. OA97-261-000, et al.

     (9) Page 37. Suit filed by co-owners of Salem against Westinghouse. Public Service Electric and Gas Company, et.al., v. Westinghouse Electric Corporation, United States District Court for the District of New Jersey, Civil Action No. CB-96-925.

    (10) Page 39. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of the DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998, Northern States Power v. Department of Energy, Docket No. 97-1064.

     (11) Page 40. Proceedings before FERC relating to a declaratory judgment action challenging PSE&G's interpretation of the capacity release rules, Texas Eastern Transmission Corporation, FERC Docket No. RP98-83-000.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1997 Annual Report and March 31, 1998 and June 30, 1998 Quarterly Reports to the SEC is updated below. References are to the related pages of the Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 as printed and distributed.

Credit Ratings

     Form 10-K, Page 5 and June 30, 1998 Form 10-Q, Page 29

     During the second quarter of 1998, Standard and Poor's, Moody's and Duff and Phelps reconfirmed the credit ratings for PSEG and PSE&G as disclosed in the 1997 Form 10-K. Additionally, Moody's changed its outlook from negative to stable. In August 1998, Standard and Poor's changed its outlook from negative to stable.

Nuclear Fuel Disposal

     Form 10-K, Page 12 and June 30, 1998 Form 10-Q, Page 29

     As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2012 for Salem 1 and 2016 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is expected to provide storage capacity until 2006, again prior to losing an operational full core discharge reserve. PSE&G is currently assessing available options which could satisfy the potential need for additional storage capacity. PECO Energy has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Peach Bottom 2 and 2001 for Peach Bottom 3, prior to losing full core discharge reserve capability. PECO Energy has also advised PSE&G that it is constructing an on-site dry storage facility which is expected to be operational in 2000 to provide additional storage capacity.

     As previously  reported,  in  accordance  with the Nuclear Waste Policy Act
(NWPA), PSE&G has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Fuel for Electric Generation and Net Interchanged Power in the Statements of Income. These costs are being recovered until the start of retail competition through the LEAC (see Note 2. Rate Matters and Note 3. Regulatory Assets and Liabilities of Notes).

     DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available until 2010 at the earliest. Accordingly, legislation which would have the DOE establish a centralized interim spent fuel storage facility has been introduced in Congress. In litigation brought by PSE&G, 40 other utilities and many state and local governments, the United States Court of Appeals for the District of Columbia Circuit reaffirmed DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998. In November 1997, the court ruled that the utilities had fulfilled their obligations under their respective contracts with DOE by contributing to the Nuclear Waste Fund. The court further ruled that DOE's argument of unavoidable delay to meet its obligation was without merit. However, the court did not order DOE to commence spent fuel acceptance by January 31, 1998; instead, it decided that the standard contract provided a potentially adequate remedy in the form of payment of damages if DOE failed its obligations. In May 1998 the court denied a petition to order DOE to begin spent fuel acceptance immediately and declare that the utilities are allowed to escrow their Nuclear Waste Fund fees until DOE begins spent fuel acceptance. Following this decision, DOE offered a proposal to settle issues related to its failure to meet its obligation, which the utilities unanimously rejected. PSE&G is continuing to work with the utility industry to develop a methodology for determining damages incurred as a result of DOE's failure to meet its obligation and a strategy for its implementation. PSE&G is presently studying options to recover damages from DOE. No assurances can be given as to the ultimate availability of a facility.

Nuclear Operations

     Form 10-K, Page 8 and June 30, 1998 Form 10-Q, Page 30

     On September 15, 1998, the NRC issued its latest Systematic Assessment of Licensee Performance (SALP) Report for Salem for the period March 1, 1997 to August 1, 1998. In the areas of Maintenance and Engineering, Salem was rated Category 2 or "good" performance. In the areas of Operations and Plant Support, Salem received "superior", or Category 1, ratings. The NRC noted improved performance overall during the period, as demonstrated by the nearly event free return of both units to operation following the extended outage. The NRC identified strong management oversight, safe and conservative operations, good engineering support and effective programs for independent oversight and self-assessment. The NRC also noted that although human performance has improved significantly due to extensive training interventions, continued close management attention is warranted in the operations and maintenance areas.

     On September 16, 1998, the NRC suspended its SALP program for an interim period until the NRC staff completes a review of its nuclear power plant performance assessment process. During the interim period while the SALP program is suspended, the NRC will utilize the results of its plant performance reviews to provide nuclear power plant performance information to licensees, state and local officials and the public. These reviews are intended to identify performance trends since the previous assessment and make any appropriate changes to the NRC's inspection plans. At the end of the process, the NRC will decide whether to resume the SALP program or substitute an alternative program. PSE&G cannot predict the final outcome of this NRC review nor its impact on PSE&G's nuclear operations.

     In accordance with NRC Appendix R requirements, nuclear plants utilize various fire barrier systems to protect equipment necessary for the safe shutdown of the plant in the event of a fire. As part of an inspection by the NRC in April 1997, the NRC noted certain weaknesses in PSE&G's fire barrier systems. PSE&G sent a letter to the NRC in June 1997 addressing these issues concerning the qualification of fire wrap barriers used to protect electrical cabling at Salem. The letter outlined a resolution plan and schedule to address the fire wrap issues. PSE&G has committed to alternative measures in the form of fire watches until this plan is implemented. A review of the installed fire barrier materials and safe shutdown analysis is currently in progress. If certain modifications are mandated by the NRC, this could result in a material adverse impact to PSE&G's financial condition, results of operations and net cash flows. Additionally, failure to resolve these fire barrier issues could result in potential NRC violations, fines and/or plant shutdown.

Other State Regulatory Matters

     Form 10-K, Page 4, March 31, 1998 Form 10-Q, Page 27 and June 30, 1998 Form 10-Q, Page 30

     As previously reported, on December 3, 1997 one of the interstate pipeline companies from which PSE&G obtains service filed a declaratory judgment action with FERC challenging PSE&G's interpretation of the capacity release rules. Under the interpretation proposed by the interstate pipeline company, PSE&G would be required to guarantee the performance of its subsidiary Public Service Energy Trading Company (PSETC) under the transferred agreements. PSE&G disagreed with these claims and filed a protest challenging the filing. On February 11, 1998, FERC ruled in favor of the interstate pipeline company finding that it was not unreasonable for the pipeline company to refuse to discharge PSE&G under the circumstances addressed in the order. On April 29, 1998, FERC issued an order on rehearing in which it denied PSE&G's request for a rehearing. On June 26, 1998, PSE&G filed a petition for review of FERC's order with the U.S. Court of Appeals, District of Columbia Circuit. This matter is currently pending.

Air Pollution Control

     Form 10-K, Page 15 and 40 and June 30, 1998 Form 10-Q, Page 31

     On September 24, 1998, EPA issued regulations (referred to as a State Implementation Plan (SIP) Call) requiring the 22 states in the eastern half of the United States to make significant NOx emission reductions by 2003 and to subsequently cap these emissions. The NOx reduction requirements are consistent with requirements already in place in New Jersey and thus are not likely to have an additional impact on New Jersey facilities nor change the capacity availability from PSE&G's New Jersey facilities. The impact on facilities in Pennsylvania cannot be assessed at this time as such impacts are dependent upon Pennsylvania's implementation of the SIP Call through state regulations which have not been proposed. If implemented as adopted, these recommendations will require power plants in the South and Midwest to meet NOx control requirements that are similar to the requirements faced by PSE&G facilities in New Jersey. PSE&G supports adoption and implementation of the EPA SIP Call because it addresses the ozone transport problem which burdens much of the northeastern United States. Also, see Note 4. Commitments and Contingent Liabilities for information on the New Jersey Department of Environmental Protection's regulations.

Hazardous Substances

     Form 10-K, Page 20

     As previously reported, PSE&G and over 60 other entities were joined in 1995 as additional third-party defendants in U.S. v. CDMG Realty Co., et al, Civil Action No. 89-4246 (NHP), venued in the U.S. District Court for the District of New Jersey. On July 31, 1998, PSE&G and 23 other third-party defendants entered into a Settlement Agreement with third-party plaintiffs. The Settlement Agreement provides the settling defendants, including PSE&G, a release from all claims for contribution, diminution of property value, and certain defined response costs. PSE&G's financial contribution to the settlement was not material. By Order dated September 2, 1998, the matter was dismissed with prejudice.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

             PSEG
---------------------------------
Exhibit Number        Document

        12            Computation of Ratios of Earnings to Fixed Charges (PSEG)

        27(A)         Financial Data Schedule (PSEG)

            PSE&G
---------------------------------
Exhibit Number        Document

        12(A)         Computation of Ratios of Earnings to Fixed Charges (PSE&G)

        12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements (PSE&G)

        27(B)         Financial Data Schedule (PSE&G)

(B)      Reports on Form 8-K: None.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrants)

                            By: PATRICIA A. RADO
                            ---------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 10, 1998