Form 10-K405
period 1998-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1999-02-23
CIK 788784, 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

   COMMISSION        REGISTRANT, STATE OF INCORPORATION,       I.R.S. EMPLOYER
  FILE NUMBER           ADDRESS, AND TELEPHONE NUMBER         IDENTIFICATION NO.
--------------  --------------------------------------------  ------------------
     1-9120     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED     22-2625848
                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 1171
                          Newark, New Jersey 07101-1171
                                  973 430-7000
                               http://www.pseg.com

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------       -------------------------------------------
Common Stock without par value                  New York Stock Exchange
                                              Philadelphia Stock Exchange

Trust Originated Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Debentures), $25 par value at 7.44%, issued by Enterprise Capital Trust I (Registrant).

Trust Originated Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Debentures), $25 par value at 7.25%, issued by Enterprise Capital Trust III (Registrant).

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

Floating Rate Capital Securities (Guaranteed Preferred Beneficial Interest in PSEG's Debentures), $1,000 par value issued by Enterprise Capital Trust II (Registrant), LIBOR plus 1.22%.

Extendible Notes, Series A, LIBOR plus .75%, Due 2000.

Extendible Notes, Series B, LIBOR plus .78%, Due 2000.

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

      III Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated to be held April 20, 1999, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 1999, as specified herein.

================================================================================

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                           NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                         TITLE OF EACH CLASS                 ON WHICH REGISTERED
            -------------------                         -------------------                 -------------------
Cumulative Preferred Stock $100 par value    First and Refunding Mortgage Bonds Series
Series:                                      Due:
     4.08%                                   8 3/4%         Z          1999
     4.18%                                   9 1/8%         BB         2005
     4.30%                                   9 1/4%         CC         2021
     5.05%                                   8 7/8%         DD         2003
     5.28%                                   7 7/8%         FF         2001
     5.97%                                   7 5/8%         II         2000
     6.92%                                   6 7/8%         MM         2003               New York Stock Exchange
                                             6 1/2%         PP         2004
   $25 par value Series:                     6 %            QQ         2000
     6.75%                                   6 1/8%         RR         2002
                                             7 %            SS         2024
                                             7 3/8%         TT         2014
                                             6 3/4%         UU         2006
                                             6 3/4%         VV         2016
                                             6 1/4%         WW         2007
                                             6 1/2%         XX         2000
                                             6 3/8%         YY         2023
                                             8 %                       2037
                                             5 %                       2037

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

               REGISTRANT                               TITLE OF CLASS
               ----------                               --------------
Public Service Electric and Gas Company    6.92% Cumulative Preferred Stock $100
                                           par value Medium-Term Notes, Series A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 1999 was $8,840,858,422 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of Common Stock, as of the latest practicable date, was as follows:

             CLASS                           OUTSTANDING AT JANUARY 31, 1999
             -----                           -------------------------------
Common Stock, without par value                       223,136,208

As of January 31, 1999, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Table of Contents.........................................................   i

PART I
Item 1.       Business....................................................   1
              General.....................................................   1
              PSEG........................................................   1
              PSE&G.......................................................   1
              Industry Issues and Risk Factors............................   1
              Segment Information.........................................   2
              Competitive Environment.....................................   2
              Construction and Capital Requirements.......................   5
              Financing Activities........................................   6
              Income Taxes................................................   6
              Credit Ratings..............................................   6
              PSE&G.......................................................   6
              Rate Matters................................................   6
              Customers...................................................   6
              Electric Supply and Capacity................................   7
              Nuclear Operations..........................................  10
              Electric Fuel Supply and Disposal...........................  14
              Gas Operations and Supply...................................  16
              Employee Relations..........................................  17
              Environmental Controls......................................  17
              Energy Holdings.............................................  22
Item 2.       Properties..................................................  24
Item 3.       Legal Proceedings...........................................  27
Item 4.       Submission of Matters to a Vote of Security Holders.........  33

PART II
Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................  33
Item 6.       Selected Financial Data.....................................  34
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................  35
              PSEG........................................................  35
              Corporate Structure.........................................  35
              Overview of 1998 and Future Outlook.........................  36
              Results of Operations.......................................  38
              Liquidity and Capital Resources.............................  41
              External Financings.........................................  46
              Qualitative and Quantitative Disclosures About Market Risk..  49
              Foreign Operations..........................................  51
              Year 2000 Readiness Disclosure..............................  51
              Rate Matters................................................  54
              Accounting Issues...........................................  55
              Impact of New Accounting Pronouncements.....................  55
              Site Restorations and Other Environmental Costs.............  55
              PSE&G.......................................................  55
              Forward Looking Statements..................................  56
Item 7A.      Qualitative and Quantitative Disclosures About Market Risk..  56

                                                                           PAGE
                                                                           ----
Item 8.       Financial Statements and Supplementary Data.................  57
              Consolidated Statements of Income (PSEG)....................  58
              Consolidated Balance Sheets (PSEG)..........................  59
              Consolidated Statements of Cash Flows (PSEG)................  61
              Consolidated Statements of Common Stockholders' Equity
                (PSEG)....................................................  62
              Consolidated Statements of Income (PSE&G)...................  64
              Consolidated Balance Sheets (PSE&G).........................  65
              Consolidated Statements of Cash Flows (PSE&G)...............  67
              Consolidated Statements of Common Stockholder's Equity
                (PSE&G)...................................................  68
              Notes to Consolidated Financial Statements (PSEG)...........  69
              Notes to Consolidated Financial Statements (PSE&G).......... 112
              Financial Statement Responsibility (PSEG)................... 116
              Financial Statement Responsibility (PSE&G).................. 117
              Independent Auditors' Report (PSEG)......................... 118
              Independent Auditors' Report (PSE&G)........................ 119
Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure.................................. 120

PART III
Item 10.      Directors and Executive Officers of the Registrants......... 120
              Directors of the Registrants................................ 120
              PSEG........................................................ 120
              PSE&G....................................................... 120
              Executive Officers of the Registrants....................... 121
Item 11.      Executive Compensation...................................... 122
              PSEG........................................................ 122
              PSE&G....................................................... 122
              Summary Compensation Table.................................. 123
              Option Grants in Last Fiscal Year (1998).................... 124
              Aggregated Option Exercises in Last Fiscal Year (1998) and
                Fiscal Year End Option Values (12/31/98).................. 125
              Employment Contracts and Arrangements....................... 125
              Compensation Committee Interlocks and Insider
                Participation............................................. 126
              Compensation of Directors and Certain Business
                Relationships............................................. 126
              Compensation Pursuant to Pension Plans...................... 126
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................ 127
              PSEG........................................................ 127
              PSE&G....................................................... 127
Item 13.      Certain Relationships and Related Transactions.............. 128
              PSEG........................................................ 128
              PSE&G....................................................... 128

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.................................................... 129
              Schedule II--Valuation and Qualifying Accounts (PSEG)....... 131
              Schedule II--Valuation and Qualifying Accounts (PSE&G)...... 131
              Signatures--Public Service Enterprise Group Incorporated.... 132
              Signatures--Public Service Electric and Gas Company......... 133
              Exhibit Index............................................... 134
              PSEG........................................................ 135
              PSE&G....................................................... 144

Glossary of Terms......................................................... 151

                                     PART I

ITEM 1. BUSINESS

GENERAL

      PSEG

      Public Service Enterprise Group Incorporated (PSEG), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102, is an exempt public utility holding company. PSEG has two principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G) and PSEG Energy Holdings Inc. (Energy Holdings), formerly Enterprise Diversified Holdings Incorporated. Energy Holdings is the parent of PSEG's non-utility businesses: PSEG Global Inc. (Global), formerly Community Energy Alternatives Incorporated; PSEG Resources Inc. (Resources), formerly Public Service Resources Corporation; PSEG Energy Technologies Inc. (Energy Technologies) formerly Energis Resources Incorporated; Enterprise Group Development Corporation (EGDC); PSEG Capital Corporation (PSEG Capital) and Enterprise Capital Funding Corporation (Funding).

      PSE&G

      PSE&G, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102, is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5.5 million people, about 70% of the State's population, reside. PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities--Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden--in addition to approximately 300 suburban and rural communities. This service territory contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence. PSE&G believes that it has all the franchises (including consents) necessary for its electric and gas distribution operations in the territory it serves. Such franchise rights are not exclusive.

      INDUSTRY ISSUES AND RISK FACTORS

      The electric and gas utility industries in the State of New Jersey and across the country are undergoing major transformations. Legislation has been passed in New Jersey mandating retail competition in the electric and gas industries and rate decreases in the electric industry in New Jersey. The New Jersey Board of Public Utilities (BPU) is expected to issue rulings that will decide company specific issues by March 31, 1999 and generic issues for the State sometime thereafter. For discussion of this activity including related potential financial impacts, volatility of earnings and accounting changes, see Overview of 1998 and Future Outlook of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 2. Regulatory Issues of Notes to Consolidated Financial Statements (Notes).

      PSEG and PSE&G are affected by many issues that are generic to the electric and gas industries such as: deregulation, the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services (see Competitive Environment and Note 2. Regulatory Issues of Notes); energy sales retention and growth potential in a mature, competitive service territory; the need to reduce operating and capital costs in a competitive environment and in light of mandated rate reductions; revenue stability and growth, including the ability to obtain adequate and timely rate relief, cost recovery, including stranded costs, and other necessary regulatory approvals (see Note 2. Regulatory Issues of Notes); the ability to economically and safely operate nuclear facilities in accordance with regulatory requirements (see Nuclear Operations); increased capital investments attributable to environmental regulations

(see Construction and Capital Requirements and Environmental Controls); nuclear decommissioning and the availability of storage facilities for spent nuclear fuel and related costs of disposal (see Electric Fuel Supply and Disposal); managing wholesale energy trading operations in conjunction with electricity and gas production, transmission and distribution systems, including commodity price fluctuations, volatility and credit risk from counterparties; managing foreign investments and electric generation and distribution operations in locations outside of the traditional utility service territory (see Foreign Operations of MD&A and Note 20. Subsequent Events of Notes); political and foreign currency risks; exposure to market price fluctuations and volatility (see Qualitative and Quantitative Disclosures About Market Risk and Foreign Operations of MD&A); Year 2000 issues (see Year 2000 Readiness Disclosure of MD&A and Note 10. Commitments and Contingent Liabilities of Notes); accounting changes resulting from deregulation (see Note 19. Accounting Matters of Notes); and debt and equity market concerns associated with these issues.

SEGMENT INFORMATION

      Financial information with respect to business segments of PSEG and PSE&G is set forth in Note 15. Financial Information by Business Segments of Notes.

COMPETITIVE ENVIRONMENT

      OVERVIEW

      The regulatory structure which has historically governed the electric and gas industries in the United States and in New Jersey is in transition. Deregulation is underway in New Jersey and in other states in the Northeast, including Pennsylvania and New York, and across the United States. The deregulation and restructuring of the nation's energy markets, unbundling of services, the diverse industry strategies related to generation capacity and the anticipated resulting industry consolidation will have a profound effect on PSEG and PSE&G, providing new opportunities and exposing PSEG and PSE&G to new risks (see Overview of 1998 and Future Outlook of MD&A).

      Legislative and regulatory initiatives, at both the State and Federal levels, are designed to promote competition and will continue to impose additional pressures on PSE&G's ability to retain customers. Statutorily mandated unbundling of the services traditionally provided by vertically integrated companies, such as PSE&G, and the rapid growth of independent generation, energy trading and marketing together with new technology and interest in self generation and cogeneration have provided customers with alternative sources and supplies of energy. Retention of existing customers and potential sales growth will depend upon the ability of PSE&G to reduce costs, meet customer expectations and respond to changing economic conditions and regulation. Recently, a number of utility-affiliated entities and other companies have purchased generating units from utilities in the Northeast which are divesting such assets. In addition, a variety of energy marketers have expressed interest in operating in New Jersey. These and others selling generation and other products and services will be competitors of PSEG and PSE&G. For further information on regulatory changes, see Overview of 1998 and Future Outlook of MD&A and Note 2. Regulatory Issues of Notes.

      PSEG's non-utility businesses are subject to substantial competition in the United States as well as in the international markets. Restructuring of world energy markets including the privatization of government owned utilities and the opening of opportunities to foreign investors will impact PSEG. Some of the power generation projects in which Global invests compete with other independent power providers as well as utility generators both domestically and internationally. Global's distribution businesses in Argentina and Brazil operate pursuant to franchise arrangements and are generally not subject to competition. Energy Technologies also competes with other providers of energy services, including utilities and their affiliates. For additional information, see Energy Holdings.

      STATE REGULATORY BODIES

      As a New Jersey public utility, PSE&G is subject to comprehensive regulation by the BPU including, among other matters, regulation of intrastate rates and service and the issuance and sale of securities. As a participant in the ownership of certain generation and transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission
(PPUC) in limited respects in regard to such facilities. PSEG is not subject to direct regulation by the BPU, except potentially with respect to certain transfers of control and reporting requirements. The BPU may also impose certain requirements with respect to affiliate transactions between and among PSE&G, PSEG and PSEG's non-utility subsidiaries (see Energy Holdings). Additionally, PSEG and PSE&G are subject to the rules and regulations of the New Jersey Department of Environmental Protection (NJDEP) and the State Department of Transportation.

      STATE REGULATION

      ELECTRIC

      The BPU, as well as the New Jersey State Legislature, have each undertaken the task of restructuring the electric and gas industries in New Jersey. Throughout 1998, the BPU held hearings and reviewed an Administrative Law Judge's recommendations and the results of management audits in the proceedings relating to its Energy Master Plan issued in 1997. In January 1999, the State Legislature enacted legislation to guide the restructuring of New Jersey's electric and gas industries. That legislation, the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), was signed into law by the Governor on February 9, 1999. The Energy Competition Act provides, among other things, for rate reductions and customer choice by August 1, 1999.

      Over the next few months, the BPU is expected to issue a series of orders to continue to provide the specific rules to govern the new deregulated electric marketplace in New Jersey in accordance with the Energy Competition Act. The BPU has set a target date for finalizing electric restructuring rules for March 31, 1999, but has yet to establish a target date for a gas restructuring order. For further discussion of the aforementioned BPU activities, the Energy Competition Act and the forthcoming BPU proceedings (collectively, the Energy Master Plan Proceedings) regarding deregulation and unbundling of the electric utility industry in New Jersey, see Overview of 1998 and Future Outlook of MD&A and Note
2. Regulatory Issues of Notes.

      The BPU's response to the New Jersey legislation will significantly impact PSEG's and PSE&G's future prospects. The BPU will continue in its regulatory role over many aspects of the New Jersey electric industry, both in determining the rules for the competitive marketplace and continuing to regulate the portions of PSE&G's business that remain regulated, including transmission and distribution of electricity.

      In other matters, in 1995 the BPU initiated a generic proceeding that led to New Jersey electric utilities having the ability to offer "off-tariff" negotiated rates to customers. Although these Off-Tariff Rate Agreements (OTRAs) are offered at PSE&G's sole discretion, they are subject to BPU approval of minimum price, confidentiality of information, contract duration, regulatory filing requirements and other reporting requirements. These negotiated OTRAs have formed part of PSE&G's overall strategy to retain customers in its service territory and maintain long-term electric sales. PSE&G files an annual report with the BPU which discusses OTRA activities in the prior year. This report allows the BPU to evaluate the impact of the OTRAs on the financial integrity of PSE&G. PSE&G is currently in negotiation with several customers for OTRAs. These agreements have been or will shortly be submitted to the BPU for review and approval. The Energy Competition Act provides that OTRAs implemented on or after the effective date of retail competition may establish a price only for the transmission or distribution of electricity to a retail customer that is different from, but in no case higher than, that specified in the electric public utility's current cost-of-service-based tariff rate for transmission or distribution service otherwise applicable to that customer. The electric rates under these OTRAs shall include the appropriate societal benefits charge, market transition charge and securitization transition bond charge. For further discussion of the Energy Competition Act and the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes. PSE&G does not expect the impact of OTRAs to have a material effect on its financial position, results of operations and net cash flows.

      The Energy Competition Act repealed the New Jersey Public Utility Accident Fault Determination Act (Fault Act) which had required the BPU to make a determination of fault with regard to any accident at any electric generating or transmission facility prior to granting a request by any utility for a rate increase to cover accident-related costs in excess of $10 million. The Energy Competition Act also repealed the requirement that electric utilities obtain a certificate of need prior to construction of a new electric generating facility. For more information on the Energy Competition Act and the Energy Master Plan Proceedings, see Note 2. Regulatory Issues.

      GAS

      PSE&G's unbundled gas transportation tariffs, which have been in place since 1994, allow any nonresidential customer, regardless of size, to purchase its own gas, transport it to PSE&G and require PSE&G to deliver such gas to the customer's facility.

      Under the Energy Competition Act, utilities are required to offer all of their customers the choice to buy the gas commodity from alternate suppliers by December 31, 1999. For further discussion of gas unbundling and the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes.

      GENERAL

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

      The issue of PSEG sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was addressed by the BPU in 1995 in a letter which informed PSE&G that the issue of consolidated tax savings can be discussed in the context of its next base rate case or plan for an alternative form of regulation. PSEG believes that PSE&G's taxes should be treated on a stand alone basis for rate making purposes, based on the separate nature of the utility and non-utility businesses. However, neither PSEG nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future proceedings.

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

      In June 1997, the BPU commenced management audits of all New Jersey electric utilities, with the assistance of certain consulting firms, under the direction of its own audit staff. The audit process included, but was not limited to, focused reviews of electric utility filings in response to the BPU's Energy Master Plan. The management audit process for PSE&G was concluded in December 1997 with a report of the BPU's management consultants relating to issues of stranded costs, securitization and consumer rate reductions. A second report on restructuring was filed in February 1998. These management audit reports were approved for release by the BPU in January 1998 and March 1998, respectively, and are being considered by the BPU as part of the Energy Master Plan Proceedings. For additional information regarding the management audit report, see Note 2. Regulatory Issues of Notes. For a discussion of the BPU's previous focused audit of the non-utility businesses of PSEG and its impact on PSEG, see Liquidity and Capital Resources of MD&A.

      The BPU can adopt, reject or modify the audit report's results in its decision in the Energy Master Plan Proceedings. PSE&G cannot predict to what extent the BPU will rely on the results of the audit report nor what the ultimate outcome of the Energy Master Plan Proceedings will be; however, the decision of the BPU will fundamentally change the rules for the generation and sale of electricity in New Jersey and therefore could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      On August 31, 1998, the BPU mandated the commencement of an audit of PSE&G's competitive services, including PSE&G's Appliance Service Business, to determine whether PSE&G's competitive services have impaired or could impair PSE&G's ability to provide safe, adequate and proper service; if cross-subsidization exists between the regulated utility and the entity providing competitive services; if rates for competitive services are unjust, unreasonable, discriminatory or unduly preferential and if the utility is in compliance with the BPU's compliance monitoring and reporting requirements. The BPU completed its audit by December 31, 1998 and is expected to issue a draft report of its findings in concert with the Energy Master Plan Proceedings. PSE&G cannot predict the outcome of this matter.

      The Energy Competition Act requires an independent audit of the relationship between PSE&G's regulated businesses and its and its affiliates' competitive businesses every two years.

      On December 16, 1998, the BPU issued an Order in connection with its investigation of the damage caused by a September 1998 storm that passed through PSE&G's territory. This Order recommended improvement in communications between PSE&G and its customers and emergency officials after storm-related power outages. PSE&G responded to the BPU on January 4, 1999 stating that it will comply and will work with the BPU on any open recommendations.

      FEDERAL REGULATORY BODIES

      PSE&G and certain of Energy Holdings' subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. PSEG has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof, which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Construction and operation of nuclear generating facilities are regulated by the Nuclear Regulatory Commission
(NRC). For additional information relating to regulation by the NRC, see Nuclear Operations. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants. Additionally, PSE&G is subject to the rules and regulation of the Federal Environmental Protection Agency (EPA), Department of Transportation (USDOT) and Department of Energy
(DOE). For information on environmental regulation, see Environmental Controls.

      FEDERAL REGULATION

      ELECTRIC

      The electric industry is currently undergoing restructuring as a result of Federal legislation and regulatory initiatives. The National Energy Policy Act of 1992 (EPAct) eased restrictions on independent power producers (IPP) in an effort to increase competition in the wholesale electric generation market.

      FERC Order No. 888 (Order No. 888) became effective in July 1996 and required all public utilities owning, controlling or operating electric transmission lines to offer nondiscriminatory open access to their transmission systems. Intra-pool transactions for power pools were also required to be conducted under a nondiscriminatory, pool-wide open access tariff by March 1, 1997. Numerous parties, including PSE&G, filed requests seeking rehearing and clarification of various aspects of Order No. 888. As a result of those requests, FERC issued Orders No. 888-A and 888-B, which clarified and largely reaffirmed the legal and policy bases on which Order No. 888 was grounded, and also provided a process for recovery of stranded costs from wholesale customers. Numerous parties, including PSE&G, have filed petitions for judicial review of these orders and these petitions are currently pending before the United States Courts of Appeals for the District of Columbia and the Second Circuits (see PJM Interconnection, L.L.C. (PJM)). In March 1998, all of these appeals were consolidated in the Court of Appeals for the District of Columbia Circuit (D.C. Circuit). On April 30, 1998, the D.C. Circuit entered an order permitting certain additional parties to intervene and establishing certain procedural guidelines for the hearing of these appeals. Briefs were filed on October 1, 1998. Additional briefs are to be filed later in 1999. Oral argument has been scheduled for November 1999.

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

CONSTRUCTION AND CAPITAL REQUIREMENTS

      For information concerning investments, construction and capital requirements see MD&A--Liquidity and Capital Resources--Construction and Capital Requirements Forecast, Note 4. Long-Term Investments, Note 7. Schedule of Consolidated Debt and Note 10. Commitments and Contingent Liabilities of Notes.

FINANCING ACTIVITIES

      For a discussion of issuance, repurchase, book value and market value of PSEG's Common Stock and external financing activities of PSEG, PSE&G and Energy Holdings for the year 1998, see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Liquidity and Capital Resources of MD&A.

      For a discussion of PSEG Capital and Funding, see Energy Holdings--PSEG Capital and Energy Holdings--Funding. For further discussion of long-term debt and short-term debt, see Note 7. Schedule of Consolidated Debt of Notes.

INCOME TAXES

      For information regarding Federal and State income taxes, see Note 1. Organization and Summary of Significant Accounting Policies, Note 2. Regulatory Issues and Note 12. Income Taxes of Notes.

CREDIT RATINGS

      The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of PSEG's, Energy Holdings' and PSE&G's securities and serve to increase those companies' cost of capital.

                                                             STANDARD    DUFF &
                                                  MOODY'S    & POOR'S    PHELPS
                                                  -------    --------    ------
PSEG
Preferred Securities............................  Baa2       BB+         BBB
Extendible Notes................................  Baa2       BBB         BBB+

PSE&G
Mortgage Bonds..................................  A3         A-          A
Preferred Securities............................  Baa1       BBB         A-
Commercial Paper (including PSE&G Fuel Corp.)...  P2         A2          Duff 1

ENERGY HOLDINGS
Senior Debt (PSEG Capital)......................  Baa2       BBB         BBB+

      As a component of PSE&G's ratings, each rating agency issues its opinion of the credit trend or outlook. Duff and Phelps currently evaluates that credit trend or outlook as negative. Standard and Poor's and Moody's evaluate the outlook as stable.

      In February 1999, Standard & Poor's introduced a single credit rating scale for both debt and preferred securities to replace the separate rating scales that were applied to these two classes of securities. By rating all debt and preferred securities according to the same scale, Standard & Poor's has stated that it believes investors will gain a clearer picture of the credit risk that these securities present. Broadly, the criteria of the new scale calls in part for Standard & Poor's to rate preferred securities at least two notches below the corporate credit rating of an investment-grade issuer. This has resulted in the re-rating of the preferred securities of PSEG and PSE&G to BB+ and BBB, respectively.

PSE&G

RATE MATTERS

      For information concerning the Energy Master Plan Proceedings, PSE&G's rate matters and environmental remediation and fuel adjustment clauses, see General--Competitive Environment--State Regulation (Electric), Note 1. Organization and Summary of Significant Accounting Policies and Note 2. Regulatory Issues of Notes. For information concerning PSE&G's under (over) recovered electric energy and gas fuel costs, see Note 3. Regulatory Assets and Liabilities of Notes.

CUSTOMERS

      As of December 31, 1998, PSE&G provided service to approximately 1.9 million electric customers and 1.6 million gas customers. PSE&G is not dependent on a single customer or a few customers for its electric or gas sales. For the year ended December 31, 1998, PSE&G's operating revenues aggregated $5.6 billion, of which 72% was from its electric operations and 28% from its gas operations. PSE&G's business is weather sensitive and seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes.

      Revenues were derived as follows for 1998:

                                                     REVENUES
                                           ----------------------------
                                             ELECTRIC           GAS
                                           ------------      ----------
                                               (MILLIONS OF DOLLARS)
      Residential.......................       $1,272             $833
      Commercial........................        1,849              194
      Industrial........................          631              237
      Transportation Service--Gas.......           --              245
      Other.............................          279               50
                                           ------------      ----------
          Total.........................       $4,031           $1,559
                                           ============      ==========

      For information on the impact of competition and the Energy Master Plan Proceedings on PSE&G's customer and revenue base, see Overview of 1998 and Future Outlook of MD&A and Note 2. Regulatory Issues of Notes.

ELECTRIC SUPPLY AND CAPACITY

      The supply of electricity for PSE&G's business is provided by various sources. Generation, power purchases within PJM, from other power pools and from non-utility generators (NUGs), and demand side management programs provide sources for electricity as a commodity. Capacity is provided by the installed generation production facilities which PSE&G owns as well as through bilateral purchases and purchases in the new capacity market administered by PJM. The nature of the supply and capacity markets are changing due to deregulation in various states and FERC initiatives. The resulting development of new markets has increased volatility and risks and also has created opportunities for PSE&G. For further discussion, see Qualitative and Quantitative Disclosures About Market Risk of MD&A.

      RESOURCE PLAN AND POWER PURCHASES

      PSE&G periodically reevaluates its forecasted customer load and peak growth and the sources of electric generating capacity and Demand Side Management (DSM) to meet such projected growth (see DSM below and Note 2. Regulatory Issues of Notes). The Resource Plan takes into account assumptions concerning future customer demand, future cost trends, especially fuel and purchased power expenses, the impacts of conservation and load management activities, the long-term condition of and projected additions to PSE&G's plants and capacity available from other electric utilities and non-utility suppliers. The forecast for electric system peak demand over the period 1999-2003 has been developed based on an assumed compound annual rate of growth of 1.47%.

      A component of PSE&G's Resource Plan consists of expected capacity additions from PJM and NUGs. PSE&G is engaged in wholesale purchases and sales of electricity and gas. These transactions help satisfy the Resource Plan requirements and may include both purchasing power from PJM and other electric systems. Analysis of the lowest cost sources of electricity is made and based on the expectation that, at certain times, purchases at the wholesale level will replace production of electricity by PSE&G's facilities. For further discussion of wholesale activities, see Quantitative and Qualitative Disclosures About Market Risk of MD&A and Note 8. Financial Instruments and Risk Management of Notes.

      NUG projects are expected to comprise approximately 6% of capacity resources by 2005. The availability of NUG generation reduces the need for PSE&G to build or acquire additional generation. For further information on PJM, NUGs and Stranded Costs, see PJM Interconnection, L.L.C. and Note 2. Regulatory Issues of Notes.

      DEMAND SIDE MANAGEMENT (DSM)

      The BPU adopted rules in 1991 to encourage utilities to offer DSM-related load management and conservation services. These rules were re-adopted in 1996 and are designed to treat DSM on equal regulatory footing with supply side or energy production investments. The Energy Competition Act permits the continuation of DSM programs. The recovery of costs for DSM programs is to be through a societal benefits charge, on all electric customers' bills, initially set at the level in rates for DSM cost recovery in place on February 9, 1999. Within the subsequent twelve months, the BPU is required to complete a statewide comprehensive resource analysis of energy efficiency and renewable energy programs and determine the appropriate level of funding for each utility based on this analysis.

      PSE&G's most recent DSM Resource Plan (1995 Plan) was approved by the BPU in 1995 and was designed to encourage investment in energy-saving DSM activities. These activities involve energy saving techniques and technologies, such as high-efficiency lighting and motors, which help reduce customer demand for energy. The 1995 Plan consisted of two major program areas for both electric and gas; (1) Core Programs which include many specialized programs such as energy audits, building envelope efficiency improvements and rebates for high efficiency heating and cooling equipment; and (2) the Standard Offer Program which is performance based and provides payment for measurable energy savings resulting from the installation of qualified measures that improve the energy efficiency of end-uses.

      BPU approval of the 1995 Plan included a requirement to file the next DSM Plan by July 1, 1997. In April of 1997 PSE&G filed a request with the BPU to extend the 1995 Plan for one year and to defer filing the next DSM Plan until July 1, 1998, which requests were granted with the condition that the Core Programs would continue until the next DSM Plan was approved. The BPU further directed that PSE&G also extend existing project acceptance and in-service deadline dates by one year. On June 29, 1998, PSE&G filed with the BPU the 1999 Interim Demand Side Management Plan which included Core Programs and the Standard Offer, and hearings on the filing were conducted. No action has been taken by the BPU leaving no mechanism open at this time for the accepting of new Standard Offer project proposals. It is anticipated that there will be BPU action on the 1999 Interim Plan in the near future, but PSE&G cannot predict the outcome of such action.

      ELECTRIC GENERATING CAPACITY

      The following table sets forth certain information as to PSE&G's installed generating capacity as of December 31, 1998:

                                                       INSTALLED
SOURCE                                             CAPACITY (A) (MW)  PERCENTAGE
-------------------------------------------------  -----------------  ----------
Conventional Steam Electric:
     Oil-fired (B)...............................         1,531            15%
     Coal-fired New Jersey (C)...................         1,271            12%
     Coal-fired Pennsylvania (mine mouth) (D)....           770             7%
Combustion Turbine (E)...........................         2,724            27%
Combined Cycle...................................           920             9%
Diesel (D).......................................             5             0%
Nuclear (D):
     New Jersey..................................         1,921            19%

     Pennsylvania................................           930             9%
Pumped Storage (D) (E)...........................           200             2%
                                                      -----------      ---------
         Total...................................        10,272           100%
                                                      ===========      =========

      (A) Excludes 695 MW of non-utility generation and 505 MW of capacity sales to other utilities.

      (B)   Units with aggregate capacity of 836 MW can also burn gas.

      (C)   Can also burn gas.

      (D)   PSE&G share of jointly owned facilities.

      (E)   Primarily used for peaking purposes.

      For additional information, see Item 2. Properties--PSE&G--Electric Properties.

      The capacity available at any time may be less than the installed capacity noted in the table above because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements including environmental constraints or unforeseen circumstances (see Environmental Controls). The maximum one-hour demand (peak load) which PSE&G experienced in 1998 was 9,226 MW, which occurred on July 22, 1998, when the day's output was 178,741 megawatt-hours (MWH) of electricity. The all time peak load record is 9,548 MW, which occurred on July 15, 1997, when the day's output was 184,357 MWH of electricity.

      Demand for electricity will come from PSE&G's retail customers to whom PSE&G will continue to provide service following implementation of competition as well as basic generation service customers as mandated by the Energy Competition Act. See Note 2. Regulatory Issues for further discussion of basic generation service under the Energy Competition Act. PSE&G expects to be able to continue to meet the demand for electricity on its system through operation of available equipment and by power purchases. However, if periods of unusual demand should coincide with outages of equipment, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its energy delivery systems.

      PJM INTERCONNECTION, L.L.C. (PJM)

      PSE&G is a member of PJM and participates on the PJM Members Committee as part of its governance structure. The PJM Office of Interconnection (PJM OI) administers the open-access transmission tariff for the PJM power pool and operates the centrally dispatched bid-based energy market for the PJM region, including sections of Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia. The PJM electric system is interconnected with other major electric utility companies in the eastern half of the United States. The PJM area of the power grid is operated as one system to provide increased reliability, an assurance of an adequate supply of electricity, security to withstand disturbances and reduced operating costs to its members. PSE&G's output, as shown under Electric Fuel Supply and Disposal, reflects significant amounts of purchased power because at times it is more economical for PSE&G to purchase power from PJM and others than to produce it. As of December 31, 1998, the aggregate installed generating capacity of the PJM companies was 57,551 MW. The maximum one-hour demand experienced by PJM in 1998 was 48,397 MW which occurred on July 22, 1998. The all time record peak one-hour demand experienced by PJM was 49,406 MW which occurred on July 15, 1997. PSE&G's capacity obligations to the PJM system vary from year to year due to changes in system characteristics. PSE&G expects to have sufficient installed capacity to meet its obligations during the 1999-2003 period.

      PSE&G is also a member of the Mid-Atlantic Area Reliability Council which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to reliability of the bulk electric supply systems in the Mid-Atlantic area.

      PJM operates under a two-tier governance structure under which an independent 7-member Board of Managers (PJM Board) is responsible for supervision and oversight of the day-to-day operations of PJM. A Members Committee, consisting of five sectors representing generation owners, other suppliers, transmission owners, electric distribution and end-use customers elects, and provides advice to, the PJM Board. PJM has implemented a zonal rate design for transmission service, subject to its being replaced by a more uniform, regional rate design within five years in accordance with FERC requirements.

      On October 15, 1998, PJM began operating a centralized capacity credit market, providing a new option to participants for procuring and selling surplus capacity to meet reliability obligations within the PJM Control Area. Capacity is the capability to produce electric power, typically from owned generation or third-party purchase contracts and differs from the electric energy markets, which trade the actual energy being generated. This market facilitates the selling and buying of capacity for participants by providing a single point of contact for market participants and a published capacity market clearing price. The design of the PJM capacity market is compatible with the already existing bilateral capacity market. PSE&G will continue trading capacity both through bilateral transactions and by participating in the centralized PJM capacity market.

      Effective April 1, 1998, PJM implemented locational marginal pricing (LMP) to establish the market clearing prices for electric energy and to price electric transmission usage based upon costs associated with transmission system congestion. When there is no congestion on the power system and energy is flowing on the grid in an unconstrained manner, energy prices are cleared at the highest bid accepted by PJM for the entire PJM region. When a limit is reached on the transmission grid, PJM will operate the generators to preserve system reliability. LMP allows PJM to send signals to raise and lower generator output when the power flows are constrained. Different energy market clearing prices are paid by wholesale power buyers and sellers on the power grid that reflect the value relative to a system constraint. LMP provides for an efficient allocation of congestion costs to transmission users within the PJM control area. FERC has approved the use of the LMP congestion management system to allow electric energy market participants with power contracts on neighboring electric systems to compensate PJM for any unintended flows on the PJM system, rather than forcing those participants to curtail their contracts. PSE&G cannot predict how the changes in the energy market will impact PSE&G's cost of power.

      On December 31, 1997, the PJM Supporting Companies, including PSE&G, filed market enhancements with the FERC. The filing seeks the ability to auction residual and released Fixed Transmission Rights (FTRs), which are financial hedges against congestion costs, beginning in April 1999. As proposed, these systems would all be administered by the PJM Independent System Operator (ISO). The FERC Order on this filing instructs PJM to submit further details on how the auction will be implemented. PSE&G cannot predict the impacts of PJM implementing these proposed market enhancements.

      Currently, the PJM Operating Agreement dictates that bids for electric energy offered for sale in the PJM interchange energy market from generation located within the PJM control area shall not exceed the variable cost of producing such energy. Transactions that are bid into the PJM pool from generation located outside the PJM control area are capped at $1,000 per megawatt hour. All power providers are paid the LMP set through power providers' bids. Certain PJM members, including PSE&G, have requested that FERC revise the PJM Operating Agreement to allow the submission of market based bids to the PJM interchange energy market. The lifting of such caps could provide opportunity for PSE&G's generation business to receive higher prices for energy it sells while exposing the delivery business to higher prices when PSE&G is a net buyer. It is anticipated that should FERC find that no single market participant can unduly influence market prices and that a market monitoring function is provided by the ISO, the current bidding restrictions would be eliminated. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap. PSEG and PSE&G cannot predict the outcome of this request or the impact on PSEG's and PSE&G's future financial condition, results of operations and net cash flows if such request is successful, but risk would increase if the cap were eliminated. For further discussion of price volatility of electricity, see Qualitative and Quantitative Disclosures About Market Risk of MD&A.

NUCLEAR OPERATIONS

      PSE&G has an ownership interest in five nuclear generating units and operates three of these, the Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2), and the Hope Creek Nuclear Generating Station (Hope Creek). PECO Energy Company (PECO Energy) operates the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom 2 and 3). Operation of nuclear generating units involves continuous close regulation by the NRC. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet applicable requirements are also required. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For 1998, PSE&G's nuclear units achieved an average capacity factor of approximately 85%. For information concerning the performance of PSE&G's nuclear units, see Note 10. Commitments and Contingent Liabilities of Notes.

      Refueling outages, expected to last approximately seven weeks in duration, are scheduled in 1999 for Salem 1 and 2, Hope Creek and Peach Bottom 3. Hope Creek commenced its refueling outage in February 1999.

      On September 16, 1998, the NRC suspended its Systematic Assessment of Licensee Performance (SALP) program for an interim period until the NRC staff completes a review of its nuclear power plant performance assessment process. During the interim period while the SALP program is suspended, the NRC has indicated that it will utilize the results of its plant performance reviews to provide nuclear power plant performance information to licensees, state and local officials and the public. The NRC has indicated that these reviews are intended to identify performance trends since the previous assessment and make any appropriate changes to the NRC's inspection plans. At the end of the process, the NRC will decide whether to resume the SALP program or substitute an alternative program. PSE&G cannot predict the final outcome of this NRC review nor its impact on its nuclear operations.

      SALEM

      Salem consists of two 1,106 MW pressurized water nuclear reactors (PWR) located in Salem County, New Jersey on the Delaware River. PSE&G owns 42.59% of the Salem units and operates them on behalf of itself and three other owners:
PECO Energy--42.59%; Atlantic City Electric Company (ACE)--7.41%; and DP&L--7.41%. In March 1998, ACE and DP&L merged to become Conectiv. As of December 31, 1998, PSE&G's net book value was approximately $362 million for Salem 1, $340 million for Salem 2 and $153 million in common plant between the two units. Each Salem unit represents approximately 5% of PSE&G's installed electric generating capacity, approximately 3% of its total assets and approximately 4% of its net utility plant in service. For 1998, Salem achieved an average capacity factor of approximately 74%.

      As previously reported, Salem 1 and 2 were taken out of service by PSE&G in the second quarter of 1995. Salem 2 returned to service on August 30, 1997. Salem 1 returned to service on April 17, 1998. In July 1998, the NRC removed Salem 1 and 2 from the NRC Watch List. The NRC noted that plant material condition, safety culture and management oversight and effectiveness had substantially improved. The NRC also observed that, while the maintenance backlog resulting from discovery efforts during the outage remains high, PSE&G is effectively managing the prioritization and resolution of those items. Additionally, the NRC noted that PSE&G's management team has instituted robust safety oversight and self-assessment at the site and that Salem has demonstrated sustained successful plant performance.

      In the past, the outage of a Salem unit has caused PSE&G to incur replacement energy costs of approximately $4 to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units. These costs will also vary greatly depending upon the time of year an outage occurs, since with the competitive PJM marketplace, times of higher demand will cause prices to rise significantly. For further discussion, see Electric Supply and Capacity.

      On September 15, 1998, the NRC issued its latest SALP Report for Salem for the period March 1, 1997 to August 1, 1998. In the areas of Maintenance and Engineering, Salem was rated Category 2 or "good" performance. In the areas of Operations and Plant Support, Salem received "superior", or Category 1, ratings. The NRC noted improved performance overall during the period, as demonstrated by the nearly event free return of both units to operation following the extended outage. The NRC identified strong management oversight, safe and conservative operations, good engineering support and effective programs for independent oversight and self-assessment. The NRC also noted that although human performance has improved significantly due to extensive training interventions, continued close management attention is warranted in the Operations and Maintenance areas.

      For certain litigation relating to Salem, see Item 3. Legal Proceedings. For information on the operating performance standard applicable to Salem, see
Note 10. Commitments and Contingent Liabilities of Notes.

      HOPE CREEK

      Hope Creek consists of one 1,031 MW boiling water nuclear reactor (BWR) located in Salem County, New Jersey on the Delaware River adjacent to Salem. PSE&G owns 95% of Hope Creek and operates the unit on behalf of itself and ACE, which owns the remaining 5%. As of December 31, 1998, PSE&G's net book value for Hope Creek was approximately $2.8 billion. Hope Creek represents approximately 10% of PSE&G's installed electric generating capacity, approximately 19% of its total assets and approximately 26% of its net utility plant in service. For 1998, Hope Creek achieved an average capacity factor of approximately 96%.

      Hope Creek completed its latest planned refueling and maintenance outage in December 1997. In the past, an outage at Hope Creek has caused PSE&G to incur replacement energy costs of approximately $8 to $10 million per month. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units. These costs will also vary greatly depending upon the time of year an outage occurs, since with the competitive PJM marketplace, times of higher demand will cause prices to rise significantly.

      On June 8, 1998, the NRC issued its latest SALP Report for Hope Creek for the period November 10, 1996 to May 16, 1998. In the areas of Operations, Maintenance and Engineering, Hope Creek was rated Category 2 or "good" performance. In the area of Plant Support, Hope Creek received a "superior", or Category 1, rating. The NRC noted improved performance in all functional areas during the period, with marked improvement in the Plant Support area, particularly concerning security and emergency preparedness. The NRC also noted that although several human performance issues associated with procedure violations, attention to detail and work controls were evident during the fall 1997 outage, operation since then has been nearly event-free.

      PEACH BOTTOM

      Peach Bottom consists of two 1,093 MW BWRs located on the Susquehanna River in southeastern Pennsylvania. PECO Energy owns 42.49% of the Peach Bottom units and operates them on behalf of itself and three other owners:
PSE&G--42.49%; ACE--7.51%; and DP&L--7.51%. As of December 31, 1998, PSE&G's net
book value was approximately $237 million for Peach Bottom 2 and $243 million for Peach Bottom 3. Each Peach Bottom unit represents approximately 5% of PSE&G's installed electric generating capacity, approximately 2% of its total assets and approximately 2% of its net utility plant in service. For 1998, Peach Bottom achieved an average capacity factor of approximately 86%.

      Peach Bottom 2 completed a scheduled refueling and maintenance outage in November 1998. In the past, an outage of a Peach Bottom unit has caused PSE&G to incur additional replacement energy costs of approximately $4 to $6 million per month per unit. Such amounts vary, however, depending upon the availability of other generation, the cost of purchased energy and other factors including modifications to maintenance schedules of other units. These costs will also vary greatly depending upon the time of year an outage occurs, since with the competitive PJM marketplace, times of higher demand will cause prices to rise significantly.

      On July 17, 1997, the NRC issued its latest periodic SALP Report for Peach Bottom for the period October 15, 1995 to June 7, 1997. Peach Bottom was rated Category 1 in the areas of Plant Operations, Maintenance and Plant Support and rated Category 2 in the area of Engineering. Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. The NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillances and tests were not consistent with the design and licensing bases. PECO Energy has advised PSE&G that it will continue to take actions to improve performance at Peach Bottom.

      OTHER NUCLEAR MATTERS

      On November 24, 1998, the NRC issued a new rule concerning nuclear plant license transfers, in response to increasing numbers of license transfer requests brought on by electric utility deregulation. Each company that operates and/or owns an interest in a nuclear generating station in the United States must possess a license from the NRC specific to that station. Any transfers to third parties or to subsidiaries or affiliates of a utility will require a new license for the entity becoming the owner and/or operator of the nuclear generating station. The new rule changes the license transfer process by utilizing a legislative-type hearing rather than the former adjudicatory proceeding. PSE&G cannot predict what other actions, if any, the NRC may take in such matters.

      In 1990, General Electric (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE BWR located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions. Hope Creek's core shroud was inspected during a refueling outage in 1997 with no indication of cracking found. PECO Energy has advised PSE&G that examination of the Peach Bottom 2 and 3 core shrouds were not required during their refueling outages in 1998 and 1997, and that examinations will be performed during their next refueling outages in 2000 and 1999, respectively. PECO Energy has also advised PSE&G that Peach Bottom 3 was shut down from March 13 through March 31, 1998 to repair cracks in three recirculation system jet pump risers within the reactor vessel. Permanent repairs were completed and Peach Bottom 3 returned to full power operation.

      In a separate matter, as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options and required that actions be completed by the end of the unit's first refueling outage after January 1, 1997. Alternative resolution options will be subject to NRC approval. PSE&G installed a portion of the required large capacity passive strainers at Hope Creek during Hope Creek's last refueling outage in December 1997. The remaining strainers are being installed during the current refueling outage. PECO Energy has advised PSE&G that large capacity passive strainers were installed at Peach Bottom 3 during its refueling outage in October 1997 and at Peach Bottom 2 during its refueling outage in October 1998. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

      Predecisional enforcement conferences were held on December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem and Hope Creek in 1996. On April 24, 1998, the NRC issued a severity Level III violation for one of these matters and informed PSE&G that it would await issuance of the Secretary of Labor's Administrative Review Board decision before making an enforcement decision in the other matter. There was no civil penalty issued by the NRC for this violation. PSE&G did not contest this violation. PSE&G cannot predict what other actions, if any, the NRC may take in regard to the second matter.

      In a March 1998 letter to PSE&G, the Nuclear Regulatory Commission (NRC) said that two issues identified at Hope Creek have resulted in two Level III violations and an associated $55,000 civil penalty. PSE&G met with NRC officials in 1998 and discussed these issues, including corrective actions and improvements. These were implemented across PSE&G's nuclear operations to ensure the continued safe, reliable operation of all three nuclear units. The first issue was identified at Hope Creek during an NRC inspection in November 1997, while the unit was shut down for normal refueling maintenance. The NRC noted that certain plant conditions required more strict procedure compliance and management oversight than was provided. This resulted in one of the two Level III violations and the civil penalty. The NRC issued the civil penalty because a similar issue had been identified in 1996. The second issue concerned the implementation of the Maintenance Rule, which requires utilities to monitor the effectiveness of equipment reliability. The NRC said that PSE&G's Maintenance Rule program did not include all necessary equipment. Because this issue was self-identified and immediate corrective actions were taken, the NRC issued a Level III violation with no civil penalty.

      In accordance with NRC requirements, nuclear plants utilize various fire barrier systems to protect equipment necessary for the safe shutdown of the plant in the event of a fire. As part of an inspection by the NRC in April 1997, the NRC noted certain weaknesses in Salem's fire barrier systems. PSE&G sent a letter to the NRC in June 1997 addressing these issues concerning the qualification of fire wrap barriers used to protect electrical cabling at Salem. The letter outlined a resolution plan and schedule to address the fire wrap issues. PSE&G has committed to alternative measures in the form of fire watches until this plan is implemented. A review of the installed fire barrier materials and safe shutdown analysis is currently in progress. If certain modifications are necessary to comply with NRC requirements, it is expected that the cost of such will not be material. However, failure to resolve these fire barrier issues could result in potential NRC violations, fines and/or plant shutdown which could have a material adverse impact to PSE&G's financial condition, results of operations and net cash flows.

      PECO Energy has advised PSE&G that the NRC held a predecisional enforcement conference on May 21, 1998 to discuss two apparent violations concerning failure to maintain the operability of a Peach Bottom Unit 3 emergency core cooling system pump. On June 11, 1998, the NRC issued an aggregate Level III violation and a civil penalty of $55,000. PECO Energy has advised PSE&G that it will not dispute the violation.

      For discussion of the lawsuit by PSE&G and the other co-owners of Salem seeking to recover damages for the costs of replacing the steam generators at Salem 1 and 2, see Item 3. Legal Proceedings. For discussion of the 1994 NJPDES permit related to Salem and its operations, see Water Pollution Control.

      NUCLEAR DECOMMISSIONING

      In accordance with Federal regulations, utilities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear utility places funds in independent external trust accounts it maintains to provide for decommissioning. PSE&G currently recovers from its customers the amounts paid into the trust fund over a period of years. Although PSE&G's Energy Master Plan proposal continues this treatment, no assurances can be given as to the final outcome of the Energy Master Plan Proceedings. For information concerning nuclear decommissioning costs and the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Note 11. PSE&G Nuclear Decommissioning of Notes.

ELECTRIC FUEL SUPPLY AND DISPOSAL

The following table indicates PSE&G's MWH output by source of energy:

                                                               ACTUAL   ESTIMATED (A)
SOURCE                                                          1998         1999
------------------------------------------------------------   ------   -------------
Nuclear:
     New Jersey facilities..................................      34%         33%
     Pennsylvania facilities................................      16%         16%
Fossil:
     Coal:
     New Jersey facilities..................................       9%         11%
     Pennsylvania facilities................................      14%         13%
Natural Gas.................................................       5%          5%
Net PJM Interchange and Purchases From Utilities and NUG's..      22%         22%
                                                               ------   -----------
         Total (B)..........................................     100%        100%
                                                               ======   ===========

      (A)   No assurances can be given that actual output will match estimates.

      (B) Oil generation for 1998 was less than 1% and for 1999 is estimated to be less than 1%.

      NUCLEAR FUEL

      The supply of fuel for nuclear generating units involves the mining and milling of uranium ore to uranium concentrate, conversion of the uranium concentrate to uranium hexafluoride, enrichment of the uranium hexafluoride gas, conversion of the enriched gas to fuel pellets and fabrication of fuel assemblies.

      PSE&G has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to process uranium ore to uranium concentrate to meet the currently projected requirements for Salem and Hope Creek. PSE&G has been advised by PECO Energy that it has similar contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek and Peach Bottom. For a discussion of issues related to disposal of spent nuclear fuel and related litigation, see Nuclear Fuel Disposal and Note 10. Commitments and Contingent Liabilities of Notes.

      COAL

      Approximately 42% of PSE&G's coal supply for its New Jersey facilities is obtained under a contract which expires in 1999. PSE&G is currently renegotiating this contract to extend it through 2001. The balance of the supply is contracted annually from various suppliers, many of whom PSE&G has dealt with on a continuing basis for a number of years, supplemented by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining adequate coal supplies.

      PSE&G owns approximately 23% of the Keystone and Conemaugh coal-fired generating stations located in western Pennsylvania and operated by GPU Generation, Inc., a subsidiary of GPU Energy, Inc. Pending regulatory approval, it is expected that GPU Generation, Inc. will sell its ownership interest and transfer operation of the stations to Sithe Energies, Inc. in the third quarter of 1999. The Keystone Conemaugh Projects Office, which performs project administration at these plants on a day to day basis, has advised PSE&G that it does not presently anticipate any difficulties in obtaining adequate coal supplies (see Environmental Controls) through long-term contracts and spot market purchases.

      NATURAL GAS

      PSE&G utilizes natural gas available from various spot and short-term gas contracts for electric generation. PSE&G does not presently anticipate any difficulties in obtaining natural gas supplies.

      OIL

      PSE&G uses residual oil in its conventional fossil-fired, steam-electric units. The supply of residual oil is furnished by spot market purchases. PSE&G uses distillate fuel in its combustion turbines which is also acquired by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining oil supplies.

      NUCLEAR FUEL DISPOSAL

      After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts for transportation and ultimate disposal of the spent fuel and the nuclear utilities agreed to contribute to a Nuclear Waste Fund at a rate of one mill per kilowatt-hour (KWH) of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Net Interchanged Power and Fuel for Electric Generation in the Statements of Income. Until the start of retail competition pursuant to the Energy Competition Act, these costs are being recovered through the Electric Levelized Energy Adjustment Clause (LEAC). Thereafter, PSE&G will bear the risks of nuclear fuel disposal costs. For more information on the Energy Master Plan Proceedings, see
Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of
Notes.

      The Federal government's present policy is that spent nuclear fuel will be accepted for storage and disposal at government-owned and operated repositories. However, at present, no such repositories are in service or under construction. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010. For a discussion of legislation regarding a centralized interim spent fuel storage facility, see Note 11. PSE&G Nuclear Decommissioning.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactor or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license).

      As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2012 for Salem 1 and 2016 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is expected to provide storage capacity until 2008, again prior to losing an operational full core discharge reserve. PSE&G is currently assessing available options which could satisfy the potential need for additional storage capacity, including the option of constructing an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek. PECO Energy has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Peach Bottom 2 and 2001 for Peach Bottom 3, prior to losing full core discharge reserve capability. PECO Energy has also advised PSE&G that it is constructing an on-site dry storage facility which is expected to be operational in 2000 to provide additional storage capacity. For further discussion of Nuclear Fuel Disposal, see Note 11. PSE&G Nuclear Decommissioning of Notes.

      LOW LEVEL RADIOACTIVE WASTE (LLRW)

      As a by-product of their operations, nuclear generating units, including those in which PSE&G owns an interest, produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials. LLRW materials are accumulated on site and disposed of at licensed permanent disposal facilities.

      In 1991, New Jersey enacted legislation providing for funding of the estimated $70 million cost of establishing a LLRW disposal facility. New Jersey would recover the costs through fees paid by LLRW generators. PSE&G's overall share was expected to be about 40% of the total cost. PSE&G has provided about $6 million to date. New Jersey established a volunteer siting process to establish a LLRW disposal facility by 2000. Public meetings were held across the State in an effort to provide information to and obtain feedback from the public; however, no voluntary sites were identified. Consequently, on February 10, 1998, the New Jersey agency responsible for this program recommended to the Governor that this volunteer plan be abandoned. The Governor has accepted the agency's plan to reduce the scope of siting activities since the development of a disposal facility in New Jersey may not be economically feasible in light of current out-of-state disposal options. As a result, the refund of the unspent funds paid by waste generators in New Jersey to finance the siting process needs to be addressed. PSE&G expects to partially recover the funds it paid in connection with this effort.

      Because of the uncertainties regarding disposal, PSE&G built an on-site facility which was completed in July 1994. The facility has the capacity to store five years of LLRW from Hope Creek and Salem. The facility was used from July 1994 through June 1995, while there was no permanent disposal site available. The facility is currently being used for interim storage of radioactive materials and waste prior to transport to a permanent disposal facility.

      PECO Energy has advised PSE&G that it has an on-site LLRW storage facility for Peach Bottom, which has the capacity for at least 5 years of temporary storage. PECO Energy has also advised PSE&G that Pennsylvania pursued its own LLRW site development via State-selected candidate sites, along with a volunteer plan option. On June 18, 1998, the Appalachian States LLRW Compact Commission unanimously agreed to suspend efforts to site a radwaste storage facility in Pennsylvania. The Pennsylvania Department of Environmental Protection had suggested ending the search due to the declining amounts of radwaste produced by hospitals, nuclear power plants and research facilities. The other compact members (Delaware, Maryland and West Virginia) have asked Pennsylvania to make provisions to resume the search if conditions change.

      GAS OPERATIONS AND SUPPLY

      PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery/landfill gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources of fuel for energy production.

      As of December 31, 1998, the daily gas capacity of PSE&G was as follows:

TYPE OF GAS                                                      THERMS PER DAY
-----------                                                      --------------
Natural gas..............................................            22,513,000
Liquefied petroleum gas..................................             2,200,000
Refinery/landfill gas....................................               323,000
                                                                     ----------
  Total..................................................            25,036,000
                                                                     ==========

      About 40% of the daily gas capacity is firm transportation which is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal sales, contract peaking supply, propane and refinery/landfill gas. PSE&G's total gas sold to and transported for its various customer classes in 1998 was 3.6 billion therms. Included in this amount is 1.0 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. During 1998, PSE&G purchased approximately 3.6 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers. These supplies were transported to New Jersey by four interstate pipeline suppliers.

      The majority of PSE&G's gas transportation and supply contracts expire at various times over the next 10 years. PSE&G does not presently anticipate any difficulty in negotiating replacement contracts. Since the quantities of gas available to PSE&G under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season under storage contracts with its principal suppliers. Underground storage capacity currently is approximately 770 million therms. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

      Currently, substantially all of PSE&G's gas sales are made under rates which are currently designed to permit the recovery of projected increases in the cost of natural gas and gas from supplemental sources, when compared to levels included in base rates on a current annual basis. Different rate structures could be implemented in the future as part of gas industry restructuring in New Jersey. For more information on gas regulation, see State Regulation--Gas.

      The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Rates for gas sold in interstate commerce are not subject to cost of service ratemaking but are subject to market forces. PSE&G buys gas from producers, marketers, unregulated marketing affiliates of interstate pipeline companies and others. Interstate transportation is regulated by the FERC (see Competitive Environment--State Regulation).

      PSE&G was able to meet all of the demands of its firm customers during the 1997-98 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1998-99 winter season. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter, the extent of energy conservation by its customers and the availability of feedstocks for the production of supplements to its natural gas supply.

EMPLOYEE RELATIONS

      PSEG has no employees. As of December 31, 1998, PSE&G had 10,126 employees. Six-year collective bargaining agreements with all of its union groups, representing 6,147 PSE&G employees, expire on April 30, 2002. Also at December 31, 1998, Energy Holdings had 810 employees, of whom 200 were represented by unions. PSE&G and Energy Holdings believe that they maintain satisfactory relationships with their employees.

      For information concerning the employee pension plan and other postretirement benefits, see Note 1. Organization and Summary of Significant Accounting Policies and Note 13. Pension, Other Postretirement Benefit and Savings Plans of Notes.

ENVIRONMENTAL CONTROLS

      PSEG and PSE&G, like most industrial enterprises, are subject to regulation with respect to the environmental impacts of its operations, including air and water quality control, limitations on land use, disposal of wastes, aesthetics and other matters by various Federal, regional, state and local authorities, including the EPA, USDOT, NJDEP, the New Jersey Department of Health, the BPU, the Interstate Sanitation Commission, the Hackensack Meadowlands Development Commission, the Pinelands Commission, the Delaware River Basin Commission (DRBC), the U.S. Coast Guard and the U.S. Army Corps of Engineers. Global and EGDC are also subject to similar regulation with respect to operation of their facilities (see Energy Holdings).

      Environmental laws generally require air emissions and water discharges to meet specified limits. They also impose potential joint and several liability, without regard to fault, on the generators of various hazardous substances to manage these materials properly and to clean up property affected by the production and discharge of such substances. Compliance with environmental requirements has caused PSE&G to modify the day-to-day operation of its facilities, to participate in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. During 1998, PSE&G expended approximately $26 million for capital related expenditures to improve the environment and comply with changing regulations and estimates that it will expend approximately $48 million, $40 million and $46 million in the years 1999 through 2001, respectively, for such purposes. Such amounts are included in PSE&G's estimates of construction expenditures (see MD&A--Liquidity and Capital Resources).

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

      AIR POLLUTION CONTROL

      The Federal Clean Air Act (CAA) and the EPA's regulations implementing the CAA impose emission control requirements, including requirements related to the emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) and requires attainment of National Ambient Air Quality Standards (NAAQS). The New Jersey Air Pollution Control Act (NJAPCA) and regulations of the NJDEP implementing the NJAPCA govern compliance with, and maintenance of, the NAAQS in New Jersey and also impose emission control requirements. PSE&G's approximate 23% ownership interest in Conemaugh and Keystone subject it to State regulation in Pennsylvania governing compliance with, and maintenance of, the NAAQS in Pennsylvania.

      The CAA provides for SO2 emission reductions to be achieved through a total cap on SO2 emissions from affected units, and an allocation of SO2 "allowances" (each allowance authorizes the emission of one ton of SO2). Units needing to cover emissions above their allocations can buy allowances from sources that have excess allowances. At this time, PSE&G does not expect that it will incur material expenditures for the units subject to the program.

      The NJDEP's regulations also require that each major facility apply for and receive a facility-wide operating permit. The facility-wide operating permit terms and conditions are enforceable by both EPA and NJDEP. PSE&G filed permit applications for its major facilities in New Jersey in 1995. A draft permit for one facility was issued for comment in 1997. Draft and final permits may be issued by NJDEP for all of PSE&G's remaining major facilities in 1999. Operating permits for certain PSE&G facilities may require changes to facility operations or technology, installation of additional air pollution controls and performance of supplemental emissions monitoring. Capital costs of complying with these and other air pollution control requirements through 2003 are included in PSE&G's estimate of construction expenditures (see Construction and Capital Requirements). PSE&G's generating stations in New Jersey are located in areas of the State classified as "non-attainment" for the ozone NAAQS. In non-attainment areas, construction or expansion of a facility may commence only upon a showing that any additional emissions from the source will be more than offset by reductions in similar emissions from existing sources. These requirements may affect PSE&G's ability to operate, locate, construct or expand generating facilities in New Jersey in the future which could have an adverse material impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      Air quality in the northeastern United States is affected by air pollution transported within and into the region by prevailing winds. In September 1994, 11 Northeastern states and the District of Columbia signed a memorandum of understanding (MOU) establishing a regional plan for reducing NOx emissions from utility and large industrial boilers. NOx contributes to the formation of ozone. The 12 jurisdictions signing this MOU fall within the Ozone Transport Region
(OTR), created under the CAA in recognition of the regional ozone problem facing the northeastern United States.

      In June 1998, the NJDEP adopted regulations implementing the MOU. Consistent with the MOU, New Jersey's regulations are expected to result in a 65% reduction in NOx emissions from 1990 levels starting in 1999 and a 90% reduction starting in 2003. These reductions are to be achieved through a regional cap on NOx emissions from the largest sources of NOx, including PSE&G's fossil-fueled electric generating facilities. Under formulas established in the regulations, each source will be allocated a number of "allowances," with each allowance representing one ton of NOx that the source is allowed to emit. The allowances can be bought and sold through a regional trading program similar to the trading of SO2 allowances in the Federal Acid Rain Program established in Title IV of the CAA which has been in place since 1995. The extent of investment in control technologies, operational changes, and allowance purchases required to comply with these regulations will be directly related to the number of allowances PSE&G receives. PSE&G will receive a preliminary allocation of allowances in March 1999 and the final allocation will be determined in accordance with the NJDEP regulations in November 1999 which is subsequent to the May 1 through September 30, 1999 period governed by the regulations. PSE&G has attempted to minimize the uncertainty associated with the timing of the allocation by purchasing allowances, upgrading control technologies and estimating the expected allocation with as much precision as is practicable using available data. However PSE&G's present analysis leads it to believe that the potential costs for purchasing additional NOx budget allowances should not exceed a total of $10 million through December 31, 2002. Expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could preclude the necessity of capital improvements.

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

      These collaborative efforts, coupled with growing concerns for cost-effective compliance with CAA requirements, resulted in the creation of an environmental forum called the Ozone Transport Assessment Group (OTAG), consisting of the 37 states east of the Mississippi River. In June 1997, OTAG issued several recommendations for the reduction of ozone and ozone precursors throughout 22 states of the OTAG region. These recommendations include a call for reducing power plant NOx emissions by as much as 85% from 1990 levels. OTAG also recommended that air emissions trading be used to implement this recommendation.

      In July 1997, EPA adopted new Federal air quality standards for ozone. The new ozone standard was lowered to be more protective of human health and the measure of the standard was revised to more accurately reflect the nature of the ozone problem confronting many areas of the United States. In announcing the new ozone standard, EPA stated that the regional NOx control program for power plants recommended by OTAG will bring nearly 80% of all new non-attainment areas back into attainment. PSE&G supports the new ozone standard and EPA's implementation policy because it addresses the ozone transport problem which burdens much of the northeastern United States.

      On September 24, 1998, EPA issued regulations (referred to as a State Implementation Plan (SIP) Call) implementing the OTAG recommendations by requiring the 22 states in the eastern half of the United States to make significant NOx emission reductions by 2003 and to subsequently cap these emissions. The NOx reduction requirements are consistent with requirements already in place in New Jersey and thus are not likely to have an additional impact on New Jersey facilities nor change the capacity availability from PSE&G's New Jersey facilities. The impact on facilities in Pennsylvania cannot be assessed at this time as such impacts are dependent upon Pennsylvania's implementation of the SIP Call through state regulations which have not been proposed. If implemented as adopted, these recommendations will require power plants in the South and Midwest to meet NOx control requirements that are similar to the requirements faced by PSE&G facilities in New Jersey. PSE&G supports adoption and implementation of the EPA SIP Call because it addresses the ozone transport problem which burdens much of the northeastern United States.

      A new particulate matter standard was also adopted by EPA in July 1997 to address emission of fine particulate matter. It is widely understood that attainment of the fine particulate matter standard may require reductions in NOx and SO2. However, under the time schedule announced by EPA when the new standard was adopted, non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005.

      PSEG Eagle Point, Inc. (Eagle Point), an indirect subsidiary of Global, is one partner in a partnership which owns the Eagle Point Cogeneration Facility
(EPC), located in West Deptford, New Jersey. EPC is operated by an affiliate of Eagle Point's partner. EPC provides electricity and steam for an adjacent petroleum refinery (owned and operated by another affiliate of Eagle Point's partner) and sells excess electricity to PSE&G. In 1995, Eagle Point received a Notice of Violation (NOV) from Region II of the EPA alleging violations of certain CAA requirements and limitations related to the air permit at EPC and the adjacent refinery and demanding that such violations be corrected. Eagle Point, its partner and the operator of the refinery are contesting the EPA conclusion that violations have occurred and they have met with the staffs of the EPA and NJDEP to discuss issues related to the NOV. As a result of discussions with NJDEP, Eagle Point received a modified air permit from NJDEP during January 1997. Discussions with the U.S. Department of Justice
(DOJ) were initiated in the last half of 1997 to explore a negotiated resolution to the NOV issues. The NOV was settled in 1998 and did not have a material adverse effect on PSEG's or PSE&G's financial position, results of operations and net cash flows.

      WATER POLLUTION CONTROL

      The Federal Water Pollution Control Act (FWPCA) authorizes the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into the surface waters of the United States through the issuance of National Pollutant Discharge Elimination System (NPDES) permits. EPA has been designated as the agency charged with responsibility for implementing the NPDES program. The FWPCA authorizes the EPA to delegate implementation of the NPDES program to states with approved programs. The New Jersey Water Pollution Control Act (NJWPCA) and implementing regulations were adopted to regulate discharges to New Jersey's surface waters and ground waters through the New Jersey Pollutant Discharge Elimination System (NJPDES) permits. EPA has delegated to New Jersey authority to administer the NPDES program through the NJWPCA and to implement regulations with EPA oversight. The NJDEP administers the NPDES/NJPDES permit program. Certain PSE&G facilities are directly regulated by NJPDES permits issued by NJDEP pursuant to FWPCA and the NJWPCA.

      The FWPCA authorizes the imposition of less stringent thermal limits pursuant to a variance procedure set forth in its Section 316(a) and regulates cooling water intake structures pursuant to its Section 316(b). PSE&G has filed or will file data and information with the NJDEP in support of Section 316(a) variance requests and Section 316(b) best technology available determinations for several of its electric generating stations in connection with the renewal of the facilities' NJPDES permits. With respect to Section 316(b) requirements, the EPA is presently required under a consent decree to propose draft regulations on or before July 1999 and promulgate final regulations by August 2001. EPA has indicated that it intends to seek an extension of these deadlines. These regulations will address, among other things, regulatory approaches for determining what constitutes adverse environmental impact and what constitutes the best technology available for minimizing adverse environmental impact. It is not possible to determine at this time how the EPA will resolve these issues. EPA's 316(b) regulations in general and these determinations in particular may have a material effect on the review of section 316(b) demonstrations.

      The NJPDES permit renewal application for PSE&G's Hudson Station, a 983 MW coal-fired fossil plant located in Jersey City, New Jersey, is in the process of being reviewed by the NJDEP. As part of that renewal, the NJDEP has requested updated information in connection with PSE&G's 316(a) and 316(b) demonstrations, in part, to address issues identified by a consultant hired by NJDEP. The consultant recommended that Hudson Station be retrofitted to operate with closed cycle cooling to address alleged adverse impacts associated with the thermal discharge and intake structure. PSE&G collected additional data which was used in the updated demonstrations. PSE&G in its 316(b) demonstration, included a proposal for certain modifications to the intake structure which included modified screens with fish buckets and a fish return system. PSE&G submitted these demonstrations to NJDEP in the fourth quarter of 1998. While PSE&G believes that these demonstrations address the issues identified by the NJDEP's consultant and provide an adequate basis for favorable determinations under Sections 316(a) and 316(b) without the imposition of closed cycle cooling, it is impossible to predict the outcome of the agency's review at the present time. PSE&G presently estimates that the cost of retrofitting Hudson Station to operate with closed cycle cooling, if required, to be approximately $100 million. Such amount is not included in PSE&G's estimate of construction expenditures (see Liquidity and Capital Resources of MD&A).

      NJDEP has advised PSE&G that it is reviewing a renewal application for Mercer Station, a 648 MW coal fired fossil plant located in Hamilton Township, New Jersey, and in connection with that renewal, will be reexamining the effects of Mercer Station's cooling water system pursuant to Sections 316(a) and 316(b). In 1998, PSE&G submitted to NJDEP a plan of study for updating its Sections 316(a) and 316(b) demonstrations for Mercer Station. PSE&G is in the process of implementing the plan of study which includes the collection of additional data which will be used to update demonstrations to be submitted to the NJDEP in 2000. It is not possible to predict the outcome of such review.

      PSE&G is implementing the 1994 NJPDES permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. The estimated capital cost of compliance with the final permit, the preparation of a renewal submittal and the activities required to obtain a renewed permit is approximately $140 million. The project is approximately 90% complete. Under the 1994 permit, which remains in effect until such time as a renewal permit is issued, PSE&G is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect indefinitely upon submission of a timely renewal filing. PSE&G's share is 42.59% and is included in its 1999-2003 construction program. PSE&G must apply to renew the Salem permit in 1999 and must provide updated Section 316(a) and 316(b) demonstrations for the NJDEP's review (see the discussion above regarding EPA's Section 316(b) rulemaking and MD&A--Liquidity and Capital Resources--Construction and Capital Requirements Forecast). On March 4, 1999 PSE&G will file a comprehensive application for the renewal of Salem's NJDEP permit and will file updated Section 316(a) and 316(b) demonstrations. While it is impossible to predict the outcome of the review of this application presently, an unfavorable determination could have a material adverse effect on PSEG's and PSE&G's financial position, results of operations and net cash flows.

      The DRBC issued a revised Docket for Salem in 1995 (Revised Docket) approving a modification to the 1970 Salem Docket that approved the construction and operation of the station's cooling water system. The Revised Docket authorized, among other things, the continued operation of the station's cooling water system for an additional five years. The Revised Docket provides that the authorization expires September 27, 2000 absent review of the Docket on or before August 31, 1999 and renewal by the DRBC. DRBC review of the matter is planned to commence in the second quarter of 1999.

      CONTROL OF HAZARDOUS SUBSTANCES

      PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

      For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 2. Regulatory Issues and Note 10. Commitments and Contingent Liabilities of Notes.

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

      HAZARDOUS SUBSTANCES

      Certain Federal and state laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. For a discussion of these hazardous waste issues, see Note 10. Commitments and Contingent Liabilities. For a discussion of remediation/clean-up actions involving PSE&G, see Item 3. Legal Proceedings.

      For information regarding the Passaic River site, see Note 10. Commitments and Contingent Liabilities of Notes.

      In addition to the sites individually listed in Item 3. Legal Proceedings, PSE&G has received 15 claims and/or inquiries concerning prospective enforcement actions by the EPA and/or NJDEP. Such claims/inquiries relate to properties/sites where it has been alleged that an actual or potential threat to human health or to the environment exists as a result of an actual or threatened release of one or more hazardous substances. PSE&G's investigation and initial response concerning each such claim and/or inquiry indicates that PSE&G's potential liability, if any, with respect to these claims will not have a material adverse effect on its financial position, results of operations and net cash flows.

      Other liabilities associated with environmental remediation include Natural Resource Damages. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and the New Jersey Spill Compensation and Control Act (Spill Act) authorize Federal and state trustees for natural resources to assess "damages" against persons who have discharged a hazardous substance, which discharge resulted in an "injury" to natural resources. Until recently, the State trustee, NJDEP, has not aggressively pursued natural resource damages. In February 1997, the NJDEP adopted changes to the Technical Requirements for Site Remediation pursuant to the Spill Act. Among these changes was a new provision requiring all persons conducting remediation to characterize "injuries" to natural resources. Further, these changes required persons to address those injuries through restoration or damages. Since that time, PSE&G and others, including industry groups, have been working with NJDEP on policies to implement this regulatory requirement. The State's program is still developing and PSE&G cannot assess the magnitude of the potential impact of this regulatory change. Although inestimable, these costs could be material.

      The EPA conducted an inspection of Spill Prevention Control and Countermeasure (SPCC) Plan compliance at three PSE&G electric distribution facilities in 1997. The EPA identified certain procedural and substantive deficiencies in the SPCC Plans for these sites. PSE&G has submitted revised SPCC Plans to the EPA for these sites and is currently working with the EPA to finalize these SPCC Plans. In 1998, PSE&G evaluated SPCC Plan compliance at all electric distribution facilities and identified deficiencies. PSE&G has begun making the necessary upgrades. It is anticipated that these upgrades will take several years to complete. PSE&G does not anticipate that the costs will have a material adverse effect on its financial position, results of operations and net cash flows.

ENERGY HOLDINGS

      Energy Holdings, the wholly-owned, direct non-utility subsidiary of PSEG, is incorporated under the laws of New Jersey and is the parent company of Global, Resources, Energy Technologies, EGDC, PSEG Capital and Funding. Energy Holdings' principal executive offices are located at 80 Park Plaza, Newark, New Jersey 07102. Energy Holdings' focus is on investment opportunities in the domestic non-utility and international energy markets. Resources' investments are designed to produce immediate earnings and cash flows, which enable Global and Energy Technologies to focus on longer-term growth. For a discussion of PSEG's agreement with the BPU regarding utility/non-utility activities and its impact on Energy Holdings, see Liquidity and Capital Resources of MD&A. For more information on Energy Holdings investment activities, see Note 15. Financial Information by Business Segments of Notes.

      GLOBAL

      Global, a New Jersey corporation, has its principal executive offices at 1200 East Ridgewood Avenue, Ridgewood, New Jersey 07450. Global invests and participates in the development and operation of projects in the generation and distribution of energy, which include cogeneration and IPP facilities and electric distribution companies. Global's investments include domestic qualifying facilities (QFs), foreign exempt wholesale generators (EWGs) and foreign utility companies (FUCOs). Global is expected to be a primary vehicle for Energy Holdings' long-term business growth with emphasis on growth opportunities in the generation and distribution markets arising from domestic electric utility deregulation and international privatization and development. Global has investments in 25 cogeneration or independent power projects (ten in California, two in New Jersey, two in China and one each in New Hampshire, Pennsylvania, Hawaii, Maine, the Philippines, Argentina and Venezuela), including four under construction (three in China and one in India), and four electric distribution ventures (three in Argentina and one in Brazil). Global continuously evaluates the status of project development and construction activities in light of the realities of timely completion and the costs incurred.

      Global's projects are diversified geographically and technologically and are generally financed with equity and non-recourse debt (see Liquidity and Capital Resources of MD&A). Global's investments in QF projects have been undertaken with other participants because Global, together with any other utility affiliate, may not own more than 50% of a QF under applicable law subsequent to the in-service date. Projects involving EWGs or FUCOs are not restricted to a 50% investment limitation. Global is an investor in partnerships and corporate joint ventures which own these projects and the electric capacity of these facilities is not part of PSE&G's installed capacity. However, some of the electric power generated by these facilities is being purchased by PSE&G pursuant to long-term contracts with the applicable partnerships and corporate joint ventures. For more information on Global's investment activity, see Liquidity and Capital Resources and Foreign Operations of MD&A.

      As of December 31, 1998 and 1997, Global's consolidated assets aggregated $1.1 billion and $1.2 billion, respectively, of which 20 % was financed with non-recourse debt.

      RESOURCES

      Resources, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Resources makes primarily passive investments in assets that can provide funds for future growth as well as provide incremental earnings for Energy Holdings. Resources' investments are diverse as to asset type and maturity and include leveraged leases, limited partnerships, leveraged buyout funds and securities. Some of the transactions in which Resources participates involve other equity investors. For more information on Resources' operations and investments, see Liquidity and Capital Resources of MD&A and Note 4. Long-Term Investments of Notes.

      As of December 31, 1998 and 1997, Resources' consolidated assets aggregated $1.8 billion and $1.6 billion, respectively.

      ENERGY TECHNOLOGIES

      Energy Technologies, a New Jersey corporation, has its principal executive offices at 499 Thornall Street, Edison, New Jersey 08837. Energy Technologies, an energy services business, provides a variety of energy related services to industrial and commercial customers both within and outside of PSE&G's traditional service territory. In January 1998, Energy Technologies acquired a diversified mechanical service contractor which provides services for commercial and industrial clients in Pennsylvania, New Jersey and Delaware. In January 1999, Energy Technologies acquired another mechanical service contractor servicing Rhode Island, Connecticut and Massachusetts. Energy Technologies has also entered into a strategic alliance to market and service compact portable generators.

      As of December 31, 1998 and 1997, Energy Technologies' assets were $124 million and $60 million, respectively. For additional information, see Liquidity and Capital Resources of MD&A. See Note 20. Subsequent Events related to the transfer of Public Service Conservation Resources Corporation's (PSCRC) assets from PSE&G to Energy Technologies effective January 1, 1999.

      EGDC

      EGDC, a New Jersey corporation having its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102, is a nonresidential real estate development and investment business. EGDC has investments in eight commercial real estate properties (one of which is developed) in several states. EGDC's strategy is to preserve the value of its assets to allow for the controlled disposition of its properties as the real estate market improves. EGDC has been conducting a controlled exit from the real estate business since 1993.

      As of December 31, 1998 and 1997, EGDC's consolidated assets aggregated $75 million and $83 million, respectively.

      PSEG CAPITAL

      PSEG Capital, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. PSEG Capital serves as a financing vehicle for Energy Holdings' businesses (excluding Energy Technologies and EGDC), borrowing on their behalf on the basis of a minimum net worth maintenance agreement with PSEG.

      As of December 31, 1998 and 1997, PSEG Capital had debt outstanding of $498 million and $611 million, respectively. For additional information, see External Financings--Energy Holdings and Liquidity and Capital Resources--Energy Holdings of MD&A.

      FUNDING

      Funding, a New Jersey corporation, has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Funding serves as a financing vehicle for Resources, Global and their subsidiaries, borrowing on their behalf, as well as investing their short-term funds.

      As of December 31, 1998 and 1997, Funding had outstanding debt of $251 million and $395 million, respectively. For additional information, see External Financings--Energy Holdings and Liquidity and Capital Resources--Energy Holdings of MD&A.

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

      ELECTRIC PROPERTIES

      As of December 31, 1998, PSE&G's share of installed generating capacity was 10,272 MW, as shown in the following table:

                                                     INSTALLED      PRINCIPAL
NAME AND LOCATION                                  CAPACITY (MW)    FUELS USED
-------------------------------------------------  --------------   ----------
Steam:
    Hudson, Jersey City, NJ......................        1,006       Coal/Gas
    Mercer, Hamilton, NJ.........................          648       Coal/Gas
    Sewaren, Woodbridge Twp., NJ.................          453        Gas/Oil
    Linden, Linden, NJ...........................          415          Oil
    Keystone, Shelocta, PA--22.84%(B)............          388         Coal
    Conemaugh, New Florence, PA--22.50%(B).......          382         Coal
    Kearny, Kearny, NJ...........................          280          Oil
                                                     -----------
         Total Steam.............................        3,572
                                                     -----------
Nuclear:
    Hope Creek, Lower Alloways Creek, NJ 95%(B)..          979        Nuclear
    Salem 1, Lower Alloways Creek, NJ 42.59%(B)..          471        Nuclear
    Salem 2, Lower Alloways Creek, NJ 42.59%(B)..          471        Nuclear
    Peach Bottom 2, Peach Bottom, PA 42.49%(B)...          465        Nuclear
    Peach Bottom 3, Peach Bottom, PA 42.49%(B)...          465        Nuclear
                                                     -----------
         Total Nuclear...........................        2,851
                                                     -----------
Combined Cycle:
    Bergen, Ridgefield, NJ.......................          675          Gas
    Burlington, Burlington, NJ...................          245          Gas
                                                     -----------
         Total Combined Cycle....................          920
                                                     -----------
Combustion Turbine:
    Essex, Newark, NJ............................          617        Gas/Oil
    Edison, Edison Township, NJ..................          504        Gas/Oil
    Kearny, Kearny, NJ...........................          504        Gas/Oil
    Burlington, Burlington, NJ...................          389          Oil
    Linden, Linden, NJ...........................          223        Gas/Oil
    Hudson, Jersey City, NJ......................          129          Oil
    Mercer, Hamilton, NJ.........................          129          Oil
    Sewaren, Woodbridge Township, NJ.............          129          Oil
    Bayonne, Bayonne, NJ.........................           42          Oil
    Bergen, Ridgefield, NJ.......................           21          Gas
    National Park, National Park, NJ.............           21          Oil
    Salem, Lower Alloways Creek, NJ 42.59%(B)....           16          Oil
                                                     -----------
         Total Combustion Turbine................        2,724
                                                     -----------
Internal Combustion:
    Conemaugh, New Florence, PA--22.50%(B).......            3           Oil
    Keystone, Shelocta, PA--22.84%(B)............            2           Oil
                                                     -----------
         Total Internal Combustion...............            5
                                                     -----------
Pumped Storage:
    Yards Creek, Blairstown, NJ--50%(B)(C).......          200
                                                     -----------
         Total PSE&G.............................       10,272(A)
                                                     ===========

      (A) Excludes 695 MW of non-utility capacity and 505 MW of capacity sales.

      (B)   PSE&G's share of jointly owned facility.

      (C)   Excludes energy for pumping and synchronous condensers.

      For information regarding construction see MD&A--Construction and Capital Requirements Forecast.

      In addition to the generating facilities in New Jersey and Pennsylvania as indicated in the table above, as of December 31, 1998, PSE&G owned 41 switching and/or generating stations with an aggregate installed capacity of 30,417,670 kilovolt-amperes and 222 substations with an aggregate installed capacity of 7,497,000 kilovolt-amperes. In addition, seven substations having an aggregate installed capacity of 103,250 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey.

      As of December 31, 1998, PSE&G's transmission and distribution system included approximately 154,634 circuit miles, of which approximately 38,538 miles were underground, and approximately 808,164 poles, of which approximately 538,759 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

      In addition, as of December 31, 1998, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions all located in New Jersey.

      GAS PROPERTIES

      As of December 31, 1998, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 2,886,000 cubic feet on an equivalent basis of 1,030 Btu/cubic foot) as shown in the following table:

                                                                 DAILY CAPACITY
                                                                 --------------
PLANT                                      LOCATION                 (THERMS)
-----                                      --------
Burlington LNG........................     Burlington, NJ            773,000
Camden LPG............................     Camden, NJ                280,000
Central LPG...........................     Edison Twp., NJ           960,000
Harrison LPG..........................     Harrison, NJ              960,000
                                                                   ---------
  Total...............................                             2,973,000
                                                                   =========

      As of December 31, 1998, PSE&G owned and operated approximately 16,240 miles of gas mains, owned 11 gas distribution headquarters and two subheadquarters all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by the pipeline companies.

ENERGY HOLDINGS

      Energy Holdings maintains insurance coverage against loss or damage to its properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

      For a brief general description of the properties of the subsidiaries of Energy Holdings and their locations, see Item 1. Business--Energy Holdings.

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

      ENERGY HOLDINGS

     Energy Holdings owns no real property. Energy Holdings leases office space for its corporate headquarters at 80 Park Plaza, Newark, New Jersey from PSE&G.

ITEM 3. LEGAL PROCEEDINGS

      As previously disclosed, in October 1995, PSEG received a letter from a representative of a purported shareholder demanding that it commence legal action against certain of its officers and directors with regard to nuclear operations of Salem and Hope Creek. The Board of Directors promptly commenced an investigation and advised the purported shareholder thereof. While the investigation was pending, the purported shareholder nevertheless commenced, by complaint filed in December 1995, a shareholder derivative action on behalf of PSEG shareholders against the then incumbent directors, except Dr. Remick. Similar derivative complaints were filed by two profit sharing plans and one individual in February and March 1996 against Messrs. Ferland, Codey and others. On March 19, 1996, the Board's investigation was concluded, and the Board determined that this litigation should not have been instituted and should be terminated. On July 3, 1996, another individual purported shareholder filed a similar complaint naming the same defendants as the first derivative lawsuit. On August 21, 1996, all defendants filed motions to dismiss all four derivative actions, which motions were denied and attempts to appeal were unsuccessful. The defendants filed motions for summary judgment to dismiss all four of the cases, which motions are pending. One of the plaintiffs has sold her shares and has withdrawn from the litigation. Another of the plaintiffs (a profit sharing plan) has been dissolved, and one of the individual participants in the plan is maintaining the litigation in his individual name. The four complaints generally seek recovery of damages for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. Discovery in all four cases is proceeding to permit plaintiffs to respond to the defendants' motions for summary judgement. PSEG cannot predict the outcome of this matter. Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Docket No. L1068395, Superior Court of New Jersey, Law Division, Camden County. Dr. Steven Fink and Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, et. al. v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al., v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96. Tillie Greenberg, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-188-96.

      As previously disclosed, on June 25, 1998, a complaint was filed against the directors of PSEG, and PSEG as a nominal defendant, by the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit, alleging that the 1996, 1997 and 1998 proxy statements provided to shareholders of PSEG were false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at and reserves with respect to PSEG's nuclear operations, (iii) the demand letter and derivative litigation disclosed above, (iv) PSEG's liabilities to the Salem co-owners as a result of the shutdown of the Salem plants and (v) a shareholder proposal relating to operations of Salem 1 and 2 which was voted upon at the 1998 annual meeting of shareholders. The complaint sought to have the 1996, 1997 and 1998 proxy statements declared to be in violation of law, and to set aside the elections of directors of PSEG, the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at those annual meetings and the other matters voted upon at the 1996, 1997 and 1998 annual meetings, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing this matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. A motion to dismiss the complaint was granted by the Court on November 10, 1998 except with respect to allegations concerning the 1998 shareholder proposal and with respect to the disclosure in the 1998 proxy statement of the settlement of litigation between PSE&G and the Salem co-owners. Following the filing of an amended complaint and a second amended complaint, the Court, on January 19, 1999, again granted defendants' motion to dismiss the second amended complaint, again except to the extent set forth in the Court's November 10, 1998 decision. Discovery on the two remaining claims has commenced. PSEG cannot predict the outcome of this matter. G.E. Stricklin v. E. James Ferland, et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-3279.

      PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey (Civil Action No. CB96-925) against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem 1 and 2. The suit alleges fraud and breach of contract by

Westinghouse in the sale, installation and maintenance of the generators, including a claim under the Federal Racketeering Influenced and Corrupt Organizations Act (RICO). In April 1996, Westinghouse filed an answer and $2.5 million counterclaim for unpaid work related to services at Salem. Westinghouse has filed a motion for summary judgment on the grounds that the claim of the plaintiffs is barred by the statute of limitations and oral arguments on this motion were held in February 1998. On November 6, 1998, the Court granted Westinghouse summary judgment on the RICO claim but did not address the plaintiffs' remaining claims, dismissing them without prejudice since the Court only had original jurisdiction over the RICO claim. The plaintiffs have appealed this decision to the Third Circuit Court of Appeals and have re-filed their remaining claims in the Superior Court of New Jersey.

      In October 1997, Old Dominion Electric Cooperative (ODEC) filed a Complaint at FERC (Docket No. EL 98-6-000) seeking to modify its 1992 Agreement with PSE&G for a ten-year sale of 150 MW of capacity and energy. ODEC's Complaint argued that, given the restructuring of PJM, particularly PJM's new open access regional transmission service rate design which effectively eliminates rate "pancaking" for energy transactions that traverse more than one transmission system, it is unreasonable to leave intact existing bilateral agreements that result in multiple transmission charges. ODEC therefore urged FERC to reduce ODEC's contract capacity rate with PSE&G to eliminate an imputed transmission charge. In an answer filed in December 1997, PSE&G responded that the contract rates were negotiated at arm's length, are fully cost justified and cannot legally be modified absent an overriding public interest. Although at the time, FERC had not acted on these filings, it appears FERC summarily decided the issue in ODEC's favor in its November 25, 1997 PJM Restructuring Order (November 25th Order). PSE&G has requested rehearing and clarification of the November 25th Order. In May 1998, while the ODEC complaint was pending, in a separate proceeding relating to the restructuring of PJM, FERC ordered PSE&G to reduce its charges to ODEC by $5.5 million annually for each of the remaining six years of the agreement. FERC determined that a transmission charge, which it imputed to the agreement, violated FERC policy, specifically, that users of the PJM transmission system must pay one rate for transmission based on the transmission zone in which they are delivering power rather than multiple rates based on their actual use of multiple transmission systems through which their energy transactions are moving. PSE&G has applied to FERC for a rehearing of its order which is pending at this time. On August 4, 1998, FERC dismissed ODEC's October 1997 complaint, determining that issues relating to rate "pancaking" of transmission were more appropriately addressed in the separate FERC proceeding on PJM restructuring and that ODEC had failed to show it was entitled to relief on the remaining issues. ODEC did not seek further review of this order.

      On October 10, 1997, PSE&G filed a Petition for Expedited Approvals with the BPU (Docket No. GM97100758) seeking approval, pursuant to a FERC authorized capacity release mechanism, to transfer to its subsidiary Public Service Energy Trading Company (PSETC), all of PSE&G's rights and obligations under its transportation and storage contracts with interstate pipelines. PSETC, in turn, would supply all of the natural gas requirements of PSE&G pursuant to a Requirement Contract between the two parties. The proposed transaction would transfer to PSETC all future contractual liabilities under these agreements and protect the regulatory status of certain off-system sales transactions currently being performed. On December 3, 1997, one of the interstate pipeline companies from which PSE&G obtains service filed a declaratory judgment action with FERC challenging PSE&G's interpretation of the capacity release rules. Under the interpretation proposed by the interstate pipeline company, PSE&G would be required to guarantee the performance of PSETC under the transferred agreements. PSE&G disagreed with these claims and filed a protest challenging the December 3, 1997 filing. On February 11, 1998, FERC ruled in favor of the interstate pipeline company (Texas Eastern Transmission Corporation, Docket No. RP98.83-000) finding that it was not unreasonable for the pipeline company to refuse to discharge PSE&G under the circumstances addressed in the order. On April 29, 1998, FERC issued an order on rehearing in which it denied PSE&G's request for a rehearing. On June 26, 1998, PSE&G filed a petition for review of FERC's order with the U.S. Court of Appeals, District of Columbia Circuit. In January 1999, PSE&G filed a brief. The matter is currently pending.

      In addition, see the following below or at the pages indicated:

      (1) Pages 2, 9 and 72. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

      (2) Page 3. Generic proceedings before the BPU relating to standards for "off-tariff" negotiated rate agreement programs, Docket No. EX95070320.

      (3) Page 4. Proceeding before the BPU in the Matter of the Board's Determination a Management Audit be Performed on PSE&G, Docket No. EA97060397.

      (4) Pages 4 and 73. Proceedings before the BPU relating to an audit of PSE&G's competitive services, Docket No. EC98080627.

      (5) Page 5. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of appeal of FERC Orders No. 888, 888A and 888B. (Transmission Access Policy Study Group v. Federal Energy.

      (6) Pages 5 and 9 through 10. Proceedings before FERC relating to competition and electric wholesale power markets. (Inquiry Concerning the Pricing Policy for Transmission Services Provided by Utilities Under the Federal Power Act, Docket No. RM93-19.)

      (7) Pages 5 and 10. Proceeding before FERC relating to the development by PSE&G and other regional transmission owners in PJM of a new transmission service tariff and an Independent System Operator, FERC Docket Nos. OA97-261-000, et al.

      (8) Pages 14 and 97. Proceedings before the United States Court of Appeals, District of Columbia Circuit, in the matter of the DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998, Northern States Power v. Department of Energy, Docket No. 97-1064.

      (9) Page 19. Notice of Violation issued by EPA against Eagle Point Cogeneration Partnership regarding alleged violations of air permit.

      (10) Page 20. Administrative proceedings before the NJDEP under Section 316 of the FWPCA for certain electric generating stations.

      (11) Pages 40 and 98. Implementation of P.L.1997,C.162, an Act Revising the Taxation of Electric and Gas Utilities, Docket Nos. ER97090661 and GR97090672.

      (12) Page 71. Generic proceeding before the BPU relating to the matter of an inquiry into methods of implementation of SFAS-106, Docket No. AX96070530.

      (13) Page 77. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No. EX93060255.

      (14) Page 78. Proceedings before the BPU relating to PSE&G's Levelized Gas Adjustment Clause (LGAC) filed November 14, 1997, Docket No. GR97110839.

      (15) Page 78. Proceeding before the Superior Court of New Jersey, Appellate Division in the matter of the motion of PSE&G to increase the level of the Electric Demand Side Adjustment Factor, Appellate Docket No. A-005257-97T2.

      (16) Page 78. Proceeding before the BPU related to the Electric Levelized Energy Adjustment Clause (LEAC) rate increase to recover DSM costs, Docket No. ER97020101.

      (17) Page 79. Proceedings before the BPU relating to PSE&G's RAC filed August 1, 1997, Docket No. GR97080573.

      (18) Page 80. Proceedings before the BPU in the Matter of the Electric Restructuring Plans Filed by Atlantic City Electric Company, Jersey Central Power & Light Company, D/B/A GPU Energy, Public Service Electric and Gas Company, and Rockland Electric Company -- General Auction Standards and Review Criteria, Order Adopting Auction Standards, Docket Nos. EX94120585Y, EO97070457, EO97070460,
            EO97070463 and EO97070466.

      (19) Page 80. Proceedings before the BPU relating to PSE&G's proposed CTC filed September 19, 1996, Docket No. ET96090669.

      (20)  Page 96. Investigation by the U.S. Environmental Protection Agency
            (EPA) regarding the Passaic River site.

      (21) Page 96. Additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.

      (22) Page 98. Proceedings before the United States Court of Claims and United States District Court for the Southern District of New York relating to recovery of certain uranium enrichment decontamination and decommissioning payments. Docket Nos. 96-490C and 98CIV.4155(WK).

      In addition, see the following environmental related matters. Based on current information, PSEG and PSE&G do not expect expenditures for any such site, individually or all such current sites in the aggregate, to have a material effect on financial condition, results of operations and net cash flows.

      (23) Claim made in 1985 by U. S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York, for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge there has been no action on this matter since 1988.

      (24) In July 1997, EPA Region III completed its deletion of a site operated by Sealand Ltd. in Mount Pleasant Township, New Castle County, Delaware from the National Priorities List. PSE&G has agreed to enter into a Consent Decree with the State of Delaware under the Delaware Hazardous Substance Cleanup Act, requiring the PRPs to conduct additional limited monitoring at the Sealand site for five years and to reimburse Delaware for past and future oversight costs.

      (25) Duane Marine Salvage Corporation Superfund Site is in Perth Amboy, Middlesex County, New Jersey.

      (26) Various Spill Act directives were issued by NJDEP to PRPs, including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operating and maintenance expenses, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of NJDEP's past and future oversight costs and the costs of any future remedial action.

      (27) Claim by EPA, Region III, under CERCLA with respect to a Superfund site in Philadelphia, Pennsylvania, owned and formerly operated as a non-ferrous scrap reclamation facility by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site. PSE&G has been named as a potentially responsible party and alleged to be liable for contamination at the Metal Bank Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania. PSE&G and other utilities signed an Administrative Order by Consent (AOC) in 1991 to perform a remedial investigation and prepare a feasibility statement which was submitted to EPA in 1994. In 1995, EPA issued a Proposed Remedial Action Plan for the site in which EPA's proposed remedy was estimated to cost between $17 and $30 million. In December 1997, EPA issued a Record of Decision (ROD). EPA estimates that the selected remedy will cost approximately $17 million. PSE&G cannot predict with reasonable certainty the actual cost of the selected remedy or who will implement the remedy. PSE&G estimates that its share of the cost of performing the remedy selected by the U.S. Environmental Protection Agency (EPA) could be $4 to $8 million. On June 26, 1998, EPA Region III issued an Administrative Order For Remedial Design And Remedial Action, Docket No. III-98-082-DC, to thirteen Respondents including PSE&G, other utilities, and other persons and entities, ordering the Respondents to implement the remedy selected ROD issued by EPA Region III in December, 1997. Additionally, with respect to this site, the

            United States of America application in the matter entitled United States of America, et. al., v. Union Corporation, et. al., Civil Action No. 80-1589, United States District Court for the Eastern District of Pennsylvania, seeking leave of court to file an amended complaint adding claims under the CERCLA was granted. PSE&G and one other utility were named as third party defendants in the foregoing captioned matter. Defendants have filed an amended third party complaint naming PSE&G as a third party defendant. On July 28, 1998, PSE&G and seven other utilities named as Respondents in the above-referenced Administrative Order filed with EPA Region III a Notice of Intent to Comply With Administrative Order for Remedial Design and Remedial Action, Metal Bank Cottman Avenue Site, Docket No. III-98-082-DC.

      (28) The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey, and occupies approximately two acres on PSE&G's Trenton Switching Station property. PSE&G has entered into a MOA with the NJDEP for the Klockner Road site pursuant to which PSE&G will conduct an RI/FS and remedial action, if warranted, of the site. Preliminary investigations indicated the potential presence of soil and groundwater contamination at the site.

      (29)  In U.S. v. CDMG Realty Co., et al., Civil Action No. 89-4246 (NHP)
            (RJH), pending in the U.S. District Court for the District of New Jersey, PSE&G and over 60 other entities were joined in 1995 as additional third-party defendants. Third-party plaintiffs, an association of 44 entities, are essentially seeking contribution and/or indemnification for the expenses they have incurred and will incur as a result of having settled the direct claims of the NJDEP and EPA related to the investigation and remediation of Sharkey's Landfill, located in Parsippany-Troy Hills, Morris County, New Jersey. The claims are all alleged to be brought pursuant to CERCLA and PSE&G is alleged to have arranged for the disposal of industrial wastes at Sharkey's Landfill. On July 31, 1998, PSE&G and 23 other third-party defendants entered into a Settlement Agreement with third-party plaintiffs. The Settlement Agreement provides the settling defendants, including PSE&G, a release from all claims for contribution, diminution of property value, and certain defined response costs. PSE&G's financial contribution to the settlement was not material. By Order dated September 2, 1998, the matter was dismissed with prejudice.

      (30) In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G, in connection with an investigation and remediation of the Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey (Global Site). Directive Two seeks recovery of past and anticipated future NJDEP response costs ($37 million). PSE&G and other participating PRPs have agreed with NJDEP to a partial settlement of such costs and to perform the remedial design and remedial action. In 1996, 13 of the Directive Two Respondents, including PSE&G, filed a contribution action pursuant to CERCLA and the Spill Act against approximately 190 parties seeking contribution for an equitable share of all liability for response costs incurred and to be incurred in connection with the site. In September 1997, the NJDEP issued a Superfund ROD with estimated cost of $3.7 million.

      (31) In 1991, the NJDEP issued Directive and Notice To Insurers Number One (Directive No. One) to 50 insurers and 20 respondents, including PSE&G, seeking from the respondents payment of $5.5 million of NJDEP's anticipated costs of remedial action and of administrative oversight at the Combe Fill South Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). The $5.5 million represents NJDEP's 10% share of total estimated site remediation costs and administrative oversight costs pursuant to a cooperative agreement with the United States concerning the selected remedial action for the site. In 1996, the NJDEP issued Directive Number Two (Directive No. Two) to 37 respondents, including PSE&G, directing the respondents to arrange for the operation, maintenance and monitoring of the implemented remedial action described therein or pay the NJDEP's future costs of these activities, estimated to be $39 million. In addition, Directive No. Two directs the respondents to prepare a workplan for the development and implementation of a Natural Resource Damage Restoration Plan. In October 1998, the NJDEP and The United States of America filed separate cost recovery actions pursuant to CERCLA and/or the Spill Act against approximately 30 parties seeking recovery of their respective shares of past and future site investigation and remediation response and administrative oversight costs incurred and to be incurred at the site. Third party contribution actions were also filed in each of the foregoing cost recovery actions seeking contribution for an equitable share of all liability for these same costs from approximately 170 third party defendants. PSE&G is a named defendant in the

            NJDEP cost recovery action and a named third party defendant in the contribution action filed in the United States' lawsuit.

      (32) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former solid waste bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an Administrative Consent Order (ACO) with NJDEP, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a MOA entered into with NJDEP in 1993 to conduct an RI/FS and, if necessary, take remedial action.

      (33) In 1993, in a matter entitled The Fishbein Family Partnership v. PPG Industries, Inc. and Public Service Electric and Gas Company, Civil Action No. 93-653 (D.N.J.), the plaintiff filed an action pursuant to CERCLA, the Spill Act and various common law theories of liability, seeking declaratory relief regarding responsibility for and recovery of damages and response costs incurred and/or to be incurred as a result of the release or threatened release of hazardous substances at a property located in Jersey City, Hudson County, New Jersey. The plaintiff alleges that defendants are liable for the damages and relief sought based on their past conduct of industrial operations at the site. The industrial operations referenced in plaintiff's Complaint include chromium ore processing operations (PPG and its predecessors) and coal gasification operations (PSE&G and its predecessors). PSE&G filed its response to the plaintiff's Complaint including cross-claims for indemnity and contribution against PPG. PSE&G also filed a Third Party Complaint against UGI Utilities, Inc. (UGI) seeking indemnification and contribution as to any liability imposed upon PSE&G attributable to UGI's past conduct of industrial operations on a portion of the site. In 1995, PSE&G filed an Amended Third Party Complaint extending the time period of PSE&G's allegations concerning UGI's past conduct of industrial operations at the site. Also in 1995, an Administrative Stay of this matter was entered pending either an agreement between the NJDEP and PPG as to a cleanup plan for the site or a determination of certain cross-motions for summary judgment filed by plaintiff and PPG. In 1996, following the court's determination of plaintiff's and PPG's cross-motions for summary judgment, the Court entered an Order amending the Order of Administrative Stay whereby plaintiff's claims against PSE&G, all cross-claims of PPG and PSE&G, and all claims in the third party action were administratively stayed until further order of the court.

      (34) Morton International, Inc. and the Velsicol Chemical Corporation have instituted separate suits (Morton International, Inc. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3609 (NHP) and Velsicol Chemical Corporation, et al. v. A.E. Staley Manufacturing Co., et al. Civil Action No. 96-3610 (NHP)) in the U.S. District Court in Newark, New Jersey against one hundred and seven (107) defendants, including PSE&G. The suits are contribution actions pursuant to CERCLA and the Spill Act seeking contribution for an equitable share of all liability for response costs and damages that plaintiffs anticipate they will incur in connection with the RI/FS and remedial action of a forty (40) acre parcel of land in Wood Ridge, Bergen County, New Jersey and an adjoining water body known as Berry's Creek. Plaintiffs have not initiated any remedial actions to date either at the site or the adjacent creek. While plaintiffs anticipate that the costs of the RI/FS and past and future NJDEP oversight costs with respect to the site will approximate $6 million, they have no current estimate of the costs for remediation of the site and/or the RI/FS and remediation of the creek. PSE&G's alleged nexus to the site is based on shipments of quantities of mercury from its Kearny Generating Station and other unnamed facilities.

      (35) The EPA issued a Notice of Potential Liability (Notice) to approximately twenty entities including PSE&G in 1996 with respect to the Custom Distribution Services site in Perth Amboy, Middlesex County, New Jersey, formerly operated as a waste oil recovery facility. Available information suggests that PSE&G may have shipped waste oil to the facility for recycling. The EPA's notice advises that is has completed a removal action at the site at a cost of slightly in excess of $2 million and intends to seek to recover said costs from those entities including PSE&G that received a Notice. Prospective remedial actions, if any, have not been performed and/or identified.

      (36) The NJDEP assumed control of a former petroleum products blending and mixing operation and waste oil recycling facility in Elizabeth, Union County, New Jersey (Borne Chemical Co. site) and issued various directives to a number of entities including PSE&G requiring performance of various remedial actions including: establishment of security at the site; removal and off-site disposal of containerized wastes at the site; and conduct of a remedial investigation of the site. PSE&G's nexus to the site is based upon the shipment of certain waste oils to the site for recycling. PSE&G and certain of the other entities named in NJDEP directives are members of a PRP group that have been working together to satisfy NJDEP requirements including: funding of the site security program; containerized waste removal; and a site remedial investigation program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      PSEG and PSE&G, inapplicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      PSEG's Common Stock is listed on the New York Stock Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by PSEG, its parent company. As of December 31, 1998, there were 144,218 holders of record of PSEG Common Stock.

      The following table indicates the high and low sale prices for PSEG's Common Stock and dividends paid for the periods indicated:

                                                                    DIVIDEND
COMMON STOCK                              HIGH         LOW          PER SHARE
------------                              ----         ---          ---------
1998:
  First Quarter........................   $37 15/16    $30 5/16       $.54
  Second Quarter.......................    37 7/8       31 3/4         .54
  Third Quarter........................    39 11/16     32 5/16        .54
  Fourth Quarter.......................    42 3/4       36 15/16       .54
1997:
  First Quarter........................   $29 1/4      $26 1/8        $.54
  Second Quarter.......................    26 1/2       22 7/8         .54
  Third Quarter........................    26 3/16      24 1/16        .54
  Fourth Quarter.......................    31 13/16     24 3/4         .54

      For additional information concerning dividend history, policy, and potential preferred voting rights, restrictions on payment and common stock repurchase programs, see Liquidity and Capital Resources and External Financings of MD&A and Note 6. Schedule of Consolidated Capital Stock and Other Securities of Notes.

ITEM 6. SELECTED FINANCIAL DATA

PSEG

      The information presented below should be read in conjunction with PSEG's Consolidated Financial Statements and Notes thereto.

                                                                                YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                         1998            1997            1996            1995            1994
                                                     -------------   -------------   -------------   -------------  --------------
                                                                       (MILLIONS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues..........................        $5,931          $6,100          $6,041          $5,893          $5,695
                                                     =============   =============   =============   =============  ==============

Income from Continuing Operations.................          $644            $560            $588            $627            $667
Income from Discontinued Operations (A)...........            --              --              24              35              12
                                                     -------------   -------------   -------------   -------------  --------------
Net Income........................................          $644            $560            $612            $662            $679
                                                     =============   =============   =============   =============  ==============

Earnings per Average Share (Basic and
Diluted):
   From Continuing Operations.....................         $2.79           $2.41           $2.42           $2.57           $2.73
   From Discontinued Operations...................            --              --             .10             .14             .05
                                                     -------------   -------------   -------------   -------------  --------------
     Total Earnings per Average Share.............         $2.79           $2.41           $2.52           $2.71           $2.78
                                                     =============   =============   =============   =============  ==============

Dividends Paid per Share..........................         $2.16           $2.16           $2.16           $2.16           $2.16

As of December 31:
   Total Assets...................................       $17,997         $17,943         $16,915         $16,816         $16,313
   Long-Term Liabilities:
     Long-Term Debt...............................        $4,763          $4,873          $4,580          $5,190          $5,110
     Other Long-Term Liabilities..................          $517            $457            $411            $367            $332

Preferred Stock With Mandatory Redemption.........           $75             $75            $150            $150            $150
Monthly Guaranteed Preferred Beneficial Interest
   in PSE&G's Subordinated Debentures.............          $210            $210            $210            $210            $150
Quarterly Guaranteed Preferred Beneficial Interest
   in PSE&G's Subordinated Debentures.............          $303            $303            $208              --              --
Quarterly Guaranteed Preferred Beneficial Interest
   in PSEG's Subordinated Debentures..............          $525              --              --              --              --

Ratio of Earnings to Fixed Charges plus
Preferred
   Securities Dividend Requirements (B)...........          2.86            2.61            2.68            2.78            2.84

(A) For discussion of discontinued operations, see Note 16. Discontinued Operations of Notes.

(B)   Excludes income and expenses from discontinued operations.

PSE&G

      The information presented below should be read in conjunction with PSE&G's Consolidated Financial Statements and Notes thereto.

                                                                               YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------
                                                             1998          1997          1996          1995          1994
                                                          -----------  ------------   -----------  ------------   ----------
                                                                      (MILLIONS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues..............................       $5,590        $5,855        $5,825        $5,707       $5,518
Net Income............................................         $604          $528          $535          $617         $659

As of December 31:
   Total Assets.......................................      $14,748       $14,920       $14,799       $14,587      $14,259
   Long-Term Liabilities:
     Long-Term Debt...................................       $4,045        $4,126        $4,107        $4,586       $4,487
     Other Long-Term Liabilities......................         $517          $457          $411          $367         $332

Preferred Stock With Mandatory Redemption.............          $75           $75          $150          $150         $150
Monthly Guaranteed Preferred Beneficial Interest in
   PSE&G's Subordinated Debentures....................         $210          $210          $210          $210         $150
Quarterly Guaranteed Preferred Beneficial Interest in
   PSE&G's Subordinated Debentures....................         $303          $303          $208            --           --

Ratio of Earnings to Fixed Charges....................         3.27          2.81          2.83          3.25         3.35
Ratio of Earnings to Fixed Charges plus Preferred
   Securities Dividend Requirements...................         3.15          2.70          2.62          2.77         2.92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSEG

      This discussion refers to the Consolidated Financial Statements and related Notes of Public Service Enterprise Group Incorporated (PSEG) and should be read in conjunction with such statements and notes.

CORPORATE STRUCTURE

      PSEG has two principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G) and PSEG Energy Holdings Inc. (Energy Holdings), formerly Enterprise Diversified Holdings Incorporated. PSEG's largest subsidiary, PSE&G, is an operating public utility providing electric and gas service in certain areas within the State of New Jersey.

      Energy Holdings is the parent of PSEG's non-utility businesses: PSEG Global Inc. (Global), formerly Community Energy Alternatives Incorporated, an investor in and developer and operator of projects in the generation and distribution of energy, including cogeneration and independent power production
(IPP) facilities, electric distribution companies, exempt wholesale generators
(EWGs) and foreign utility companies (FUCOs); PSEG Resources Inc. (Resources), formerly Public Service Resources Corporation, which has made primarily passive investments; PSEG Energy Technologies Inc. (Energy Technologies), formerly Energis Resources Incorporated, which provides a variety of energy related services to industrial and commercial customers both within and outside of PSE&G's traditional service territory; and Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business. Energy Holdings also has two finance subsidiaries: PSEG Capital Corporation (PSEG Capital), which provides privately-placed debt financing to Energy Holdings' operating subsidiaries, except Energy Technologies, on the basis of a minimum net worth maintenance agreement with PSEG and Enterprise Capital Funding Corporation (Funding), which provides privately-placed debt financing to Resources, Global and their subsidiaries, which debt is guaranteed by Energy Holdings, but without direct support from PSEG. EGDC has been conducting a controlled exit from its real estate business since 1993. In July 1996, Energy Holdings sold Energy Development Corporation (EDC), an oil and gas subsidiary.

      As of December 31, 1998 and 1997, PSE&G comprised 82% and 83%, respectively, of PSEG's assets. For each of the years 1998, 1997 and 1996, PSE&G revenues were approximately 94%, 96%, and 96%, respectively, of PSEG's revenues and PSE&G's earnings available to PSEG for such years were 92%, 92% and 87%, respectively, of PSEG's net income.

OVERVIEW OF 1998 AND FUTURE OUTLOOK

      In 1998, energy industry restructuring continued to advance in New Jersey as PSE&G completed the evidentiary hearings related to the Energy Master Plan and the Office of Administrative Law filed its decision providing its recommendations to the New Jersey Board of Public Utilities (BPU). On February 9, 1999, the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) was enacted. It provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas suppliers commencing January 1, 2000, thus fully opening the New Jersey energy markets to competition. The Energy Competition Act also:

      o Requires electric rate decreases of at least 10%, to be phased in over a period of up to 36 months.

      o Allows utilities to have an opportunity to recover up to 100% of electric-related stranded (above market) costs.

      o Allows securitization of up to 75% of electric-related stranded costs.

      o Permits the BPU to require the functional separation or divestiture of generating assets if required for competition to develop.

      o Provides for customer account services (e.g., metering, billing and related administrative services) to become competitive in one year.

      o Authorizes private and municipal aggregation of customers to collectively choose their electric supplier.

      o Authorizes "shopping credits" or discounts for customers that switch from their current electric utility supplier.

      o Requires disclosure of the environmental impact of generation used for supplying electric customers.

      o Authorizes the collection of costs of certain social programs, nuclear plant decommissioning, demand side management, manufactured gas plant clean up costs and consumer education through a non-bypassable Societal Benefits Charge.

      The BPU has been conducting related proceedings pursuant to the New Jersey Energy Master Plan (Energy Master Plan), under which the BPU is expected to issue a series of orders that will decide both generic issues for the energy industry (e.g., affiliate standards) and company specific matters (e.g. the levels of rate decrease, shopping credit, stranded asset recovery and securitization) for each utility. The BPU has set a target date of March 31, 1999 for issuing an electric restructuring order, but has yet to establish a target date for the gas restructuring order. For further discussion of the aforementioned BPU activities, the Energy Competition Act and the forthcoming BPU proceedings (collectively, the Energy Master Plan Proceedings), see Note 2. Regulatory Issues of Notes to Consolidated Financial Statements (Notes). These decisions will fundamentally change the energy industry in New Jersey and will result in competitive markets for electric and gas supply and for customer services. The transmission and distribution businesses will remain regulated. The outcome of these proceedings could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows including a potentially material impact resulting from the discontinuation of the regulated accounting model currently used by PSE&G. For discussion of potential accounting changes resulting from deregulation, see Note 19. Accounting Matters of Notes.

      PSEG has been engaged in the competitive energy business for a number of years through certain of its non-utility subsidiaries. Due to the regulatory changes outlined above, in the future, PSEG will include a larger component of competitive businesses. As the unregulated component of the business continues to grow, potential financial risks and rewards will be greater, financial requirements will change, and the volatility of earnings will increase. The pending regulatory decisions and the business experience PSEG has acquired in operating non-regulated energy business will be significant components in determining future success.

      As part of its Energy Master Plan proposal, PSE&G has proposed to recover $2.5 billion of its potentially stranded costs through the issuance of its transition bonds, referred to as securitization. The Energy Competition Act provides that the net proceeds from securitization must be used to reduce utility debt and equity. Dependent upon the level of securitization authorized by the BPU in the Energy Master Plan Proceedings, PSE&G may use a number of alternatives to reduce utility debt and equity, including purchasing outstanding PSEG common stock and the redemption, tender or purchase of outstanding PSE&G mortgage bonds and PSE&G preferred stock. For further discussion of securitization, see Note 2. Regulatory Issues of Notes.

      To the extent that recovery of stranded costs occasioned by deregulation are not probable of recovery and not eligible for deferred accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) and EITF Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4), PSE&G would incur an extraordinary, non-cash charge to operations, which could be material to the financial position and results of operations of PSEG and PSE&G. For discussion of potential accounting changes due to deregulation, see Note 19. Accounting Matters of Notes.

      PSEG and PSE&G believe that the end result of the Energy Master Plan Proceedings will involve a fundamental change in the way their businesses are conducted. These changes may impact financial operating trends and could result in earnings volatility, write down of asset values, reduction in dividend payments and adverse impacts on revenues due to the mandated electric rate cut, electric and gas retail choice and fuel and energy price risks. PSE&G is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe and reliable manner at competitive prices while achieving strong financial performance.

      Many forces are reshaping how the utility industry meets the needs and expectations of its customers and shareholders. Profound changes in the way the industry is regulated are affecting how PSEG conducts business and its financial prospects in the future. Competitive changes in the utility industry continued to occur in 1998 and will continue to occur in 1999. For discussions of the New Jersey Energy Master Plan Proceedings and other rate matters, see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes.

      The New Jersey Gross Receipts and Franchise Tax (NJGRT) was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment (TEFA), with no material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G. As a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will be substantially reduced, putting PSE&G on a more level playing field with competitors. For additional discussion of energy tax reform, see Note 12. Income Taxes of Notes.

      To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility business, it must be understood that such business will change in 1999 and that past results are not necessarily an indication of future business prospects or financial results.

      In 1998, PSE&G's operations were highlighted by the return to service of Salem 1 and the overall successful operation of the nuclear generation program. Complimenting PSE&G's generation capability was the activity of its wholesale energy operations which positively contributed to PSE&G's results and, through its risk management policies, mitigated PSE&G's exposure to the dramatic price volatility and credit concerns seen throughout the energy commodity markets during the summer of 1998 (see Qualitative and Quantitative Disclosures About Market Risk).

     In 1998, Energy Holdings continued to implement its strategy to develop its business through international expansion as Global made its first investment in India and continued its growth in Latin America through the acquisition of its third

Argentine electric distribution company. Resources also continued its investment strategy through its investments in several leveraged leases on energy-related assets in Europe. For discussion of related risks, see Qualitative and Quantitative Disclosures About Market Risk and Foreign Operations.

      Going forward, PSEG will continue to pursue its strategies to grow its family of businesses. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. PSE&G's strategy is to size its electric generation fleet in New Jersey to meet its anticipated needs, while seeking to increase its value and manage commodity price risk through its wholesale trading activity. PSE&G will also seek to capitalize on synergies which may exist with its natural gas purchasing and trading activities. PSE&G's transmission and distribution strategy, both gas and electric, is to provide cost-effective, high quality service. PSEG will also consider opportunities for expansion through business combinations. Global's strategy is to invest in both generation and distribution facilities worldwide with the goal of creating long-term value. Resources' strategy is to continue focusing on passive investments in the energy sector worldwide seeking to provide earnings and economic value. Energy Technologies' strategy is to expand upon the current energy related services it provides to industrial and commercial customers to create long-term value and to participate in the retail energy marketplace.

      Successful implementation of these strategies, coupled with the restructuring of the electric and gas industries will shift more of the assets and earnings of the PSEG companies from regulated to competitive businesses. As a result of the deregulation of the electric utility industry, PSE&G could be required to separate its electric generation services, and potentially other competitive services, from its regulated utility operations and to possibly transfer those operations to an entity functionally independent from PSE&G.

RESULTS OF OPERATIONS

      Basic and diluted earnings per share of PSEG common stock (Common Stock) were $2.79 in 1998, representing an increase of $0.38 per share or 16% from 1997. Basic and diluted earnings per share were $2.41 in 1997, a decrease of $0.11 per share or 4% from 1996.

      PSE&G's contribution to earnings per share of Common Stock in 1998 increased $0.37 or 17% compared to 1997 primarily due to the settlement of the lawsuits filed by the co-owners of Salem which negatively impacted 1997 earnings by $0.27 per share, an increase in electric revenues resulting from considerably warmer weather in the third quarter of 1998 and wholesale power activities of PSE&G (see Item 7A. Qualitative and Quantitative Disclosures About Market Risk). These increases were partially offset by lower gas sales in 1998 due to mild winter weather during the 1998 heating seasons. It is expected that PSE&G's 1999 earnings will be impacted by the outcome of the Energy Master Plan Proceedings.

      Energy Holdings' contribution to earnings per share in 1998 increased $0.01 or 5% compared to 1997. Energy Holdings' earnings were primarily those of PSEG Resources due to the strong overall performance of its investment portfolio, including leveraged leases, limited partnerships, leveraged buyout funds and marketable securities. Global's 1998 earnings were negatively impacted by the loss on the sale of its investment in an electric generating facility located in Colombia. Global's 1999 earnings will be negatively impacted as a result of the recent economic developments in Brazil, including the devaluation of its currency, however, this is not expected to have a material adverse effect on the results of operations for PSEG. For further discussion, see Foreign Operations and Note 20. Subsequent Events of Notes.

      PSE&G's contribution to earnings per share in 1997 decreased $0.07 or 3% compared to 1996 due to higher administrative costs attributable to systems modifications for Year 2000 readiness, legal fees associated with the settlement of the Salem co-owner litigation and a gain recorded in the second quarter of 1996 from the repurchase of a portion of PSE&G's outstanding cumulative preferred stock at discounts to par. These decreases were partially offset by lower operation and maintenance expenses at Salem and the Hudson generating station. Salem's refueling outage expenses and restart activities declined while Hudson's expenses benefited from a decrease in the workforce as well as a reduction of outage work performed in 1997. Earnings per share in 1997 and 1996 were each negatively impacted by charges related to the shutdown of Salem 1 and 2 which began in 1995. The settlement of the lawsuits filed by the co-owners of Salem negatively impacted 1997 earnings by $0.27 per share and refunds required by the BPU's December 31, 1996 Order (December 31st Order) which resolved Salem and other outstanding regulatory issues negatively impacted 1996 earnings by $0.25 per share. For discussion of the December 31st Order, see Note 2. Regulatory Issues of Notes.

      Energy Holdings' contribution to earnings per share in 1997 decreased $0.14 or 17% compared to 1996 primarily due to the inclusion in 1996 of earnings of $0.10 per share related to the discontinued operations of EDC and higher operating expenses of Energy Technologies as it continued to grow.

      As a result of PSEG's stock repurchase program which began in July 1996, earnings per share of Common Stock for 1997 increased $0.10 from 1996. A total of 12.7 million shares were repurchased at a cost of $350 million under this program which concluded in January 1997.

      PSE&G--REVENUES

      Certain of the below listed year to year variances did not impact earnings as there was a corresponding variance in expense. To the extent fuel revenue and expense flowed through the LEAC and LGAC mechanisms, variances in fuel revenues and expenses offset and thus had no direct effect on earnings. These include base fuel revenues, demand side management (DSM) revenue and Remediation Adjustment Charge (RAC) revenue. See Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, RAC and DSM and their current and proposed status under the Energy Competition Act.

      ELECTRIC

      Electric revenues increased $113 million or 3% in 1998 and decreased $26 million or 1% in 1997. The increase in 1998 was primarily due to higher sales resulting from considerably warmer weather in the third quarter of 1998 augmented by positive economic factors in New Jersey. Additionally, revenue from wholesale power activities and DSM revenue were higher in 1998 than in 1997. These increases were partially offset by a decrease to revenue caused by New Jersey energy tax reform in 1998. For a discussion of energy tax reform, see
Note 12. Income Taxes of Notes. Collection of New Jersey Gross Receipts and Franchise Tax (NJGRT) was reflected in revenue and expense in prior years. As a result of energy tax reform, the portion of NJGRT replaced by the New Jersey sales and use tax is no longer reflected in revenue or expense on the income statement. State sales and use tax is a liability of the customer, collected by PSE&G and remitted to the State and is recorded in Other Current Liabilities on the Consolidated Balance Sheets.

      The decrease in 1997 was primarily due to lower kilowatt sales from unfavorable weather partially offset by 1996 refunds required by the December 31st Order.

      GAS

      Gas revenues decreased $378 million or 20 % in 1998 and increased $56 million or 3% in 1997. The decrease in 1998 is primarily due to lower therm sales resulting from milder winter weather in 1998 and energy tax reform.

      PSE&G--EXPENSES

      NET INTERCHANGED POWER AND FUEL FOR ELECTRIC GENERATION

      Net Interchanged Power and Fuel for Electric Generation increased $36 million or 4% in 1998 and decreased $10 million or 1% in 1997. The increase in 1998 was primarily due to increased sales of electricity resulting in increased purchases of fuel for electric generation and purchases of power from the PJM Interconnection, L.L.C. (PJM) pool. Effective January 1, 1998, the amount included for the LEAC under/overrecovery represents the difference between fuel-related revenues and fuel-related expenses which are comprised of the cost of generation and interchanged power at the PJM market clearing price. Effective April 1, 1998, PJM, as independent system operator (ISO), replaced the PJM uniform market clearing price with locational marginal pricing (LMP) for determining the market clearing pricing to energy providers. Experience to date shows no material adverse impact of this change to LMP on PSE&G's cost of Net Interchanged Power and Fuel for Electric Generation.

      To the extent fuel revenue and expense flow through the LEAC mechanism, variances in fuel revenues and expenses offset and thus have no direct effect on earnings. In 1999, the LEAC mechanism will be discontinued as a result of the Energy Master Plan Proceedings. This may increase earnings volatility and fuel and energy price risk since PSE&G will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. For a discussion of fuel related revenue and expense included in the LEAC and for the current status of the LEAC, see Note 1. Organization and Summary of Significant Accounting Policies, Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes.

      GAS PURCHASED

      Gas Purchased decreased $131 million or 12% and $17 million or 2% in 1998 and 1997, respectively. The decrease in 1998 was primarily due to the milder winter weather in 1998. Due to the operation of the Levelized Gas Adjustment Clause (LGAC) mechanism, variances in fuel revenues and expenses offset and had no direct effect on earnings.

      OPERATION AND MAINTENANCE

      Operation and Maintenance expense increased $81 million or 6% in 1998 and decreased $23 million or 2% in 1997. The increase in 1998 was primarily due to higher DSM recovery resulting in a greater recognition of previously deferred expenses, higher information technology costs in 1998 due to Year 2000 remediation work, higher marketing costs, and higher administrative and general cost related to wholesale power activities. These increases were partially offset by lower nuclear operation and maintenance costs due to restart expenses in 1997 for Salem. DSM costs are currently recoverable through the demand side adjustment factor of the LEAC and are recorded in both expense and revenue and therefore, have no direct effect on earnings. For discussion of DSM under the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes.

      INCOME TAXES

      Income Taxes increased $91 million or 30% and $42 million or 16% in 1998 and 1997, respectively. The 1998 increase was primarily due to inclusion of New Jersey State income tax of $103 million in 1998. PSE&G became subject to New Jersey State income tax, effective January 1, 1998, due to energy tax reform in the State of New Jersey. For more detail on energy tax reform and changes in New Jersey taxes, see Note 12. Income Taxes of Notes. Partially offsetting the increase in 1998 was a decrease from 1997 in Federal income tax due to adjustments of prior year taxes. The 1997 taxes were higher due to an increase in pre-tax operating income.

      TRANSITIONAL ENERGY FACILITY ASSESSMENT (TEFA) / NEW JERSEY GROSS RECEIPTS AND FRANCHISE TAX (NJGRT)

      TEFA/NJGRT decreased $405 million or 70% and $22 million or 4% in 1998 and 1997, respectively. The 1998 decrease is due to New Jersey energy tax reform. For 1998, the amount represents TEFA unit-based taxes while the 1997 amount represents NJGRT unit-based taxes. The TEFA unit tax rates are approximately 30% of the NJGRT unit tax rates. See Note 12. Income Taxes of Notes for other impacts of New Jersey energy tax reform.

      SETTLEMENT OF SALEM LITIGATION

      In January and February 1997, the settlement of the Salem litigation related to the 1995 shutdown was recorded. That settlement reduced Other Income and Deductions by $53 million, net of taxes of $29 million, in 1997. For a further discussion of the Salem settlement, see Note 2. Regulatory Issues of Notes.

      NET LOSS (GAIN) ON PREFERRED STOCK REDEMPTIONS

      Net Loss (Gain) on Preferred Stock Redemptions decreased $21 million in 1997 from the comparable 1996 period. The decrease was primarily due to an $18 million net gain on the repurchase of certain of PSE&G's outstanding cumulative preferred stock at discounts to par in the second quarter of 1996.

      ENERGY HOLDINGS--NET INCOME

                                                          INCREASE OR (DECREASE)
                                         ----------------------------------------------------------
                                               1998 VS. 1997                 1997 VS. 1996
                                         ---------------------------   ----------------------------
                                                            PER                            PER
                                            AMOUNT         SHARE          AMOUNT          SHARE
                                         ------------  -------------   -------------   ------------
                                               (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Global..............................            $(6)         $(.03)            $4           $.02
Resources...........................             (3)          (.01)             3            .01
EGDC................................              6            .03             (5)          (.02)
Energy Technologies.................              5            .02            (12)          (.05)
                                         ------------  -------------   -------------   ------------
Continuing Operations...............              2            .01            (10)          (.04)
Discontinued Operations--EDC
  Income from Operations............             --             --            (11)          (.04)
  Gain on Sale......................             --             --            (13)          (.06)
                                         ------------  -------------   -------------   ------------
        Total.......................            $ 2           $.01           $(34)         $(.14)
                                         ============  =============   =============   ============

      CONTINUING OPERATIONS

      Energy Holdings' income from continuing operations was $49 million, a $2 million increase from 1997. Energy Holdings' earnings were primarily those of PSEG Resources due to the strong overall performance of its investment portfolio, including leveraged leases, limited partnerships, leveraged buyout funds and marketable securities. Global's 1998 earnings were negatively impacted by the loss on the sale of its investment in an electric generating facility located in Colombia. Global's 1999 earnings will be negatively impacted as a result of the recent economic developments in Brazil, including the devaluation of its currency, however, at present, this is not expected to have a material adverse effect on the results of operations for PSEG. For further discussion, see Foreign Operations and Note 20. Subsequent Events of Notes.

      Energy Holdings' income from continuing operations was $47 million for 1997, a $10 million decrease from 1996. The loss for Energy Technologies increased due to higher selling, general and administrative expenditures as Energy Technologies continued to grow. Resources' income increased primarily due to income from new lease investments, partially offset by lower income from partnership investments. Global's income increased due to improved financial performance of several projects.

      DISCONTINUED OPERATIONS

      EDC was sold on July 31, 1996. Income related to EDC operations was $11 million in 1996. Additionally, a gain of $13 million was recorded on the sale in 1996. For a discussion of discontinued operations, see Note 16. Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

      PSEG AND PSE&G

      PSEG is an exempt public utility holding company and, as such, has no operations of its own. The following is a discussion of PSEG's liquidity and capital resources on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries, PSE&G and Energy Holdings.

      Cash generated from PSE&G's operations is expected to continue to provide the major source of funds for PSE&G's operating needs. Energy Holdings' growth will be funded through external financings and cash generated from operations. PSEG's cash and cash equivalents totaled $140 million at the end of 1998 compared with $83 million at the end of 1997.

      PSEG and PSE&G believe that the deregulation of the utility industry will impact the sources and uses of cash in 1999 and beyond. Securitization as proposed in PSE&G's Energy Master Plan proposal and authorized in the Energy Competition Act will change the sources of cash flows. The cash received by PSE&G from the net proceeds of securitization is required by the Energy Competition Act to be applied to reduce outstanding debt and equity of the utility. The outcome of the Energy Master Plan Proceedings could have a material impact on the cash flows of PSEG and PSE&G. For further discussion of securitization, see Note 2. Regulatory Issues of Notes.

      On September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the then proposed Energy Competition Act, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of Common Stock. Under the authorization, repurchases were made in the open market at the discretion of PSEG. The repurchased shares have been held as treasury stock. At December 31, 1998, PSEG had repurchased approximately 5.3 million shares of Common Stock at a cost of $207 million, under this authorization. As of February 8, 1999, PSEG had repurchased a total of 10 million shares at a cost of approximately $391 million under this program. On February 16, 1999, the Board of Directors of PSEG authorized the expansion of the repurchase program up to an aggregate of 20 million shares under substantially the same terms and conditions as the program which began in September 1998.

      Dividend payments on Common Stock were $2.16 per share and totaled $499 million for the year ended December 31, 1998. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, the outcome of the Energy Master Plan Proceedings (see Note 2. Regulatory Issues and
Note 3. Regulatory Assets and Liabilities of Notes), the receipt of dividend payments from its subsidiaries and other factors. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G has paid quarterly dividends on its common stock in each year commencing in 1948, the year of the distribution of PSE&G's common stock by Public Service Corporation of New Jersey, the former parent of PSE&G. PSE&G has not increased its dividend rates in seven years in order to retain additional capital for reinvestment and to reduce its payout ratio.

      PSE&G paid common stock dividends of $503 million and $523 million to PSEG during the years ended December 31, 1998 and 1997, respectively. Changes in PSE&G's financial condition that could result from the Energy Master Plan Proceedings could have a material adverse effect on the ability to maintain the dividend at such level. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes. Due to the growth in Energy Holdings investment activities, no dividends on Energy Holdings' common stock were paid in 1998 or are anticipated for 1999. From 1992 through 1996, Energy Holdings made regular cash payments to PSEG in the form of dividends on outstanding shares of Energy Holdings' common stock.

      PSEG and PSE&G, respectively, have issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable Interest Subordinated Debentures have been deferred, or PSEG or PSE&G, respectively, has defaulted on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G, respectively, may pay any dividends on its common or preferred stock. For detail on the capital securities of PSEG and PSE&G, see Note 6. Schedule of Consolidated Capital Stock and Other Securities of Notes.

      As shown on the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $1.422 billion in 1998, up from $1.095 billion in 1997. The major contributor in 1998 was net income of $644 million, which included $669 million of non-cash deductions for depreciation and amortization.

      Net cash provided by operating activities totaled $1.095 billion in 1997, down from $1.470 billion in 1996. The major contributor in 1997 was net income of $560 million, which included $630 million of non-cash deductions for depreciation and amortization.

      Net cash used in investing activities totaled $712 million in 1998, down from $1.614 billion in 1997. The primary use of such cash in 1998 was for utility plant additions, excluding Allowance for Funds Used During Construction
(AFDC), of

$535 million at PSE&G. Additionally there was a net increase in long-term investments of $58 million, including Resources' net increase in investments of $136 million, partially offset by Global's net decrease in investments primarily from the sale of investments in generation and co-generation companies of $47 million, and contributions made by PSE&G to the pension and nuclear decommissioning trust funds of $115 million.

      Net cash used in investing activities totaled $1.614 billion in 1997, up from $9 million in 1996. The primary use of such cash in 1997 was a net increase in long-term investments of $914 million, including Global's investments in distribution and generation companies of $852 million, Resources' net increase in investments of $97 million and utility plant additions, excluding Allowance for Funds Used During Construction (AFDC), of $542 million at PSE&G.

      Net cash used in financing activities was $653 million in 1998 as compared to $323 million of cash provided by financing activities in 1997. Major uses of such cash in 1998 were a decrease in short-term debt by PSE&G of $256 million, Energy Holdings of $61 million and PSEG of $75 million, the payment of dividends on Common Stock of $499 million and the purchase of Common Stock of $207 million. These uses were partially funded by cash provided by the issuance of preferred securities by PSEG's Enterprise Capital Trust I, II and III of $525 million. PSE&G's long-term debt (primarily Mortgage Bonds) decreased $99 million in 1998 while Energy Holdings' long-term debt decreased $208 million. PSEG's long-term debt at the holding company level increased $275 million in 1998 due to the issuance of Extendible Notes.

      Net cash provided by financing activities was $323 million in 1997 as compared to $1.244 billion of cash used in financing activities in 1996. Major contributors in 1997 were an increase in short-term debt by PSE&G of $468 million, Energy Holdings of $267 million and PSEG of $75 million, primarily used to fund certain scheduled long-term debt maturities, Global's investments and a net increase in long-term debt of $85 million, partially offset by the payment of dividends on Common Stock of $501 million. PSE&G's long-term debt decreased $287 million in 1997 while Energy Holdings' long-term debt increased $372 million.

      As of December 31, 1998, PSEG's capital structure consisted of 46.1% common equity, 43.0% long-term debt and 10.9% preferred securities. The capital structure as of December 31, 1997 consisted of 48.4% common equity, 45.3% long-term debt and 6.3% preferred securities.

      As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at December 31, 1998 were approximately 17% of assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the costs of all services provided to them by employees of PSE&G.

      As a result of PSEG's intent that Energy Holdings and its subsidiaries be its long-term growth vehicles, financing requirements connected with the continued growth of Energy Holdings, changes to the utility industry expected from the final outcome of the Energy Master Plan Proceedings and potential accounting impacts resulting from the deregulation of the generation of electricity and the unbundling of the utility business, modifications will be required to certain of the restrictions agreed to by PSEG with the BPU in response to the Focused Audit. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing of Energy Holdings and accordingly, PSEG's future prospects, including financial condition, results of operations and net cash flows. For discussion of the Energy Master Plan Proceedings and potential impacts see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes.

      ENERGY HOLDINGS

      As noted above, Global, Resources and Energy Technologies are expected to provide long-term growth for Energy Holdings and PSEG. Resources' investments are designed to produce immediate earnings and cash flows, which enable Global and Energy Technologies to focus on longer-term growth. During the next five years, Energy Holdings' capital requirements are expected to be provided from additional debt financing and operating cash flows. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. Resources will continue its focus on investments related to energy infrastructure. Energy Technologies is expected to expand upon the current energy related services being provided to industrial and commercial customers.

      Energy Holdings' cash provided by (used in) operating, investing and financing activities was as follows:

                                                      1998           1997            1996
                                                  ------------   ------------   ------------
                                                           (MILLIONS OF DOLLARS)
Operating Activities:
   Global....................................          $(26)           $(9)            $9
   Resources.................................            23            130            164
   Energy Technologies.......................           (25)            --             --
   Other.....................................            (5)           (23)           (16)
                                                  ------------   ------------   ------------
   Continuing Operations.....................           (33)            98            157
   EDC.......................................            --             --             78
                                                  ------------   ------------   ------------
       Total Operating Activities............          $(33)           $98           $235
                                                  ============   ============   ============
Investing Activities:
   Global....................................           $47          $(852)           $(8)
   Resources.................................          (136)           (97)             2
   Energy Technologies.......................           (40)            --             --
   Other.....................................            30             (2)            12
                                                  ------------   ------------   ------------
   Continuing Operations.....................           (99)          (951)             6
   EDC.......................................            --             --            653
                                                  ------------   ------------   ------------
       Total Investing Activities............          $(99)         $(951)          $659
                                                  ============   ============   ============
Financing Activities:
   Debt......................................         $(287)          $638          $(380)
   Preferred Equity (A)......................           416             78           (369)
                                                  ------------   ------------   ------------
       Total Financing Activities............          $129           $716          $(749)
                                                  ============   ============   ============

      (A)   Preferred stock issued internally to PSEG by Energy Holdings.

      For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations and net cash flows. As of December 31, 1998, 1997 and 1996, Energy Holdings' embedded cost of debt of its finance subsidiaries was approximately 7.4%, 8.2% and 8.9%, respectively. Energy Holdings' finance subsidiaries did not provide any additional long-term debt financing during 1998.

      In January, June and July 1998, PSEG invested $217 million, $147 million and $145 million, respectively, in Energy Holdings which issued to PSEG like amounts of its 5.01%, 4.80% and 4.875% Cumulative Preferred Stock and made additional equity investments in Global and Resources. PSEG funded its additional investment in Energy Holdings through the sale of tax deductible preferred securities, issued by Enterprise Capital Trust I, II and III, special purpose statutory business trusts controlled by PSEG, representing Guaranteed Preferred Beneficial Interests in PSEG's Debentures.

      CAPITAL REQUIREMENTS

      Capital resources and capital requirements will be affected by the outcome of the Energy Master Plan Proceedings. For a discussion of the potential impact of the Energy Master Plan Proceedings on PSE&G's future prospects, including financial condition, results of operations and net cash flows, see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes.

      PSE&G

      PSE&G had utility plant additions of $547 million, $557 million and $603 million for 1998, 1997 and 1996, respectively, including AFDC of $12 million, $15 million and $17 million, respectively. Construction expenditures were related to improvements in PSE&G's existing power plants (including the replacement of Salem 1 steam generators in 1997 and acquisition of nuclear fuel), transmission and distribution system, gas system and common facilities. PSE&G also expended $10 million, $28 million and $34 million for the cost of plant removal (net of salvage) in 1998, 1997 and 1996, respectively. Construction expenditures from 1999 through 2003 are expected to aggregate $2.8 billion, excluding AFDC. Forecasted construction expenditures are related to improvements in PSE&G's transmission and distribution system, existing power plants (including acquisition of nuclear fuel), gas system and common facilities. Decision with regard to these improvements will depend, in part, upon the outcome of the Energy Master Plan Proceedings.

      Dependent upon the outcome of the Energy Master Plan Proceedings, PSE&G expects that it will be able to internally generate the majority of its construction and capital requirements over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given, with the balance to be provided by issuance of debt to replace maturities. For discussion of the Energy Master Plan Proceedings and their potential impacts and potential contingent liabilities, see Note 2. Regulatory Issues and Note 10. Commitments and Contingent Liabilities of Notes.

      ENERGY HOLDINGS

      GLOBAL

      In May 1998, Global sold its 50% interests in two domestic cogeneration plants, resulting in proceeds to Energy Holdings of approximately $70 million. In July 1998, Global sold its 5% interest in a domestic cogeneration plant and in August 1998, sold its 50% interest in a natural gas-fired generating station in Colombia for aggregate proceeds of approximately $70 million. The aggregate proceeds of all 1998 sales of $140 million approximated book value.

      In November 1998, Global acquired a 30% interest in an Argentine electric distribution company serving a population of 750,000 in the northeast corner of the Province of Buenos Aires at a cost of approximately $60 million. In December 1998, Global acquired a 20% equity share of a 330 megawatt power plant to be constructed in India, for which Global will be the operations and maintenance contractor.

      RESOURCES

      In the first quarter of 1998, Resources received proceeds of $120 million from investment liquidations resulting from the exercise of an early buyout option by the lessee in a leveraged lease and from sales of investments held in leveraged buyout and venture capital partnerships.

      In March 1998, Resources entered into a leveraged lease of a natural gas distribution network in the Netherlands and, in April 1998, acquired a lease of a domestic gas-fired steam electric generating station. The aggregate amount of these investments was approximately $132 million. In July 1998, Resources purchased a 33.3% interest in a leveraged lease of a natural gas-fired generating station in the United Kingdom for approximately $40 million and in September 1998, purchased a 100% interest in a leveraged lease of several gas distribution networks in the Netherlands for approximately $45 million. In December 1998, Resources closed on an additional investment in a gas distribution network leveraged lease in the Netherlands for approximately $34 million.

      ENERGY TECHNOLOGIES

      Energy Technologies continued to implement its growth strategy in the regional energy service arena through its acquisition of two mechanical service contractors and by participating in the deregulating energy markets in the Northeast.

      EGDC

      In June 1998, EGDC continued its controlled exit from the real estate business and sold its 75% interest in one of its properties for approximately $5 million, which approximated book value.

CONSTRUCTION AND CAPITAL REQUIREMENTS FORECAST

                                                         1999       2000       2001      2002       2003       TOTAL
                                                      ---------  ---------  ---------  --------  ----------  ---------
                                                                          (MILLIONS OF DOLLARS)
Construction and Investment Requirements
(Estimate):
   PSE&G..........................................       $572       $591       $576      $558        $544     $2,841
   Energy Holdings................................        359        263        233       152         260      1,267
                                                      ---------  ---------  ---------  --------  ----------  ---------
   Total Construction and Investment Requirements.        931        854        809       710         804      4,108
                                                      ---------  ---------  ---------  --------  ----------  ---------
Mandatory Retirement of Debt:
   PSEG...........................................        --         275        --        --          --         275
   PSE&G..........................................        100        635        100       300         300      1,435
   Energy Holdings................................        318        109        166       160         --         753
                                                      ---------  ---------  ---------  --------  ----------  ---------
   Total Retirement of Debt.......................        418      1,019        266       460         300      2,463
                                                      ---------  ---------  ---------  --------  ----------  ---------
     Total Capital Requirements..................      $1,349     $1,873     $1,075    $1,170      $1,104     $6,571
                                                      =========  =========  =========  ========  ==========  =========

      The projected effect of securitization, as included in PSE&G's Energy Master Plan proposal, is not included in the above forecast. For discussion of securitization and the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes.

EXTERNAL FINANCINGS

      The changes in the utility industry are attracting increased attention of bond rating agencies which regularly assess business and financial matters including how utility companies are meeting competition and competitive initiatives, especially as they affect potential stranded costs. Bond ratings affect the cost of capital and the ability to obtain external financing. PSE&G continually updates the rating agencies on all corporate matters in order to minimize surprises and give the rating agencies time to comprehend the information. Given the changes in the industry and the potential use of securitization, attention and scrutiny of PSE&G's competitive strategies by rating agencies will likely continue. These changes could result in changes to PSEG's and PSE&G's bond ratings and significantly alter the capital structures of both PSEG and PSE&G.

      In addition, the impact of the use of securitization proceeds, capital structure changes and other actions which might be taken by PSEG and PSE&G in connection with energy industry restructuring is likely to affect the market prices of their respective securities. For discussion of the use of proceeds of securitization see Note 2. Regulatory Issues of Notes.

      PSEG

      At December 31, 1998, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At December 31, 1998, PSEG had no debt outstanding under this revolving credit facility. At December 31, 1998 and 1997, PSEG had a $25 million and a $75 million uncommitted line of credit, respectively, with a bank. At December 31, 1998, PSEG had no debt outstanding under this line of credit.

      In January 1998, Enterprise Capital Trust I, a special purpose statutory business trust controlled by PSEG, issued $225 million of 7.44% Trust Originated Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Debentures). In June 1998, Enterprise Capital Trust II, a special purpose statutory business trust controlled by PSEG, issued $150 million of Floating Rate Capital Securities, Series B at three-month London Interbank Offered Rate (LIBOR) plus 1.22% reset quarterly. At the time of issuance, PSEG's floating rate obligation under its debentures was swapped for a fixed rate payment resulting in an effective rate of 7.2%. For more detail, see Note 8. Financial Instruments and Risk Management of Notes. In July 1998, Enterprise Capital Trust III, a special purpose statutory business trust controlled by PSEG, issued $150 million of its 7.25% Trust Originated Preferred Securities, Series C. Proceeds of these issues were loaned to PSEG and are evidenced by its deferrable interest subordinated debentures. PSEG used the proceeds of these issues to make $509 million preferred equity investments in Energy Holdings. The debentures and their related indentures constitute a full and unconditional guarantee by PSEG of the preferred securities issued by the trusts. If, and for as long as, payments on PSEG's debentures have been deferred, or PSEG has defaulted on the indentures related thereto or its guarantee thereof, PSEG may not pay any dividends on its Common Stock. For a discussion of dividends, see Liquidity and Capital Resources -- PSEG.

      In November 1998, PSEG issued $275 million of Extendible Notes in two series, $100 million principal amount of Series A with interest at LIBOR plus 0.75%, reset quarterly, and automatically tendered to the remarketing agent for remarketing on May 24, 1999 and $175 million principal amount of Series B with interest at LIBOR plus 0.78%, reset quarterly, and automatically tendered to the remarketing agent for remarketing on November 22, 1999. PSEG used the net proceeds of these issuances to repurchase shares of its Common Stock and to reimburse its treasury for expenditures made for that purpose.

      As previously disclosed, PSEG and PSE&G have issued a total of approximately $525 million and $513 million, respectively, of deferrable interest subordinated debentures which are treated as debt to the issuer for Federal income tax purposes and as preferred equity for financial accounting and rating agency purposes. In a case not involving PSEG or PSE&G, the Internal Revenue Service (IRS) had proposed to disallow interest deductions claimed by Enron Corp. (Enron) on two issues of similar long-term subordinated debentures and brought that issue to litigation. Although in December 1998, the IRS conceded this issue in the Enron litigation, there can be no assurance as to whether the IRS nevertheless will not seek to disallow the deductions that PSEG and PSE&G have taken and will claim for interest paid on such debentures. The annualized interest expense for these debentures for PSEG and PSE&G together is approximately $83 million. In total for 1994 through 1997, PSEG and PSE&G claimed approximately $89 million in interest deductions for these debentures, which equates to approximately $31 million in tax benefits. If challenged by the IRS, PSEG and PSE&G would expect to vigorously defend the deductibility of the interest payments taken as deductions on previously filed Federal tax returns. In the event of the occurrence of a Tax Event as defined in the respective debenture indentures, such as the receipt of an opinion of counsel that there is a more than insubstantial risk that interest payable on the debentures will not be tax deductible, PSEG and PSE&G have the right to redeem the preferred securities and issue the debentures to the preferred securities holders or to refinance such obligations as allowed in the respective debenture indentures.

      PSE&G

      PSE&G has filed with the BPU for approval, which it expects to obtain, to opportunistically refinance essentially all of its long-term debt through January 4, 2000. Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds (Bonds) against previous additions and improvements and/or retired Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. As of December 31, 1998, the Mortgage would permit up to $3.6 billion aggregate principal amount of new Bonds to be issued against previous additions and improvements. At December 31, 1998, PSE&G's Mortgage coverage ratio was 3.98:1. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed.

      In January 1998, $100 million of PSE&G's 6.00% Bonds, Series NN, matured.

      In April 1998, $8 million of PSE&G's 7.50% Bonds, Series OO, were purchased in the open market. On August 3, 1998, the remaining outstanding $234 million of the 7.50% Series OO Bonds were redeemed.

      In May 1998, PSE&G sold $250 million of its Bonds, Remarketable Series YY, due 2023, Mandatorily Tendered 2008. The Series YY Bonds bear interest at the rate of 6.375% per annum until May 1, 2008. PSE&G also entered into a Remarketing Agreement with a third party that granted the third party the option to call and remarket the Series YY Bonds on May 1, 2008 for the remaining term of the Series YY Bonds. If not called by the third party, the Bonds must be put by the holders to PSE&G. The proceeds of the sale were used primarily to redeem PSE&G's 7.50% Series OO Bonds.

      On July 1, 1998, $18 million of PSE&G's 6% Debenture Bonds matured.

      To provide liquidity for its commercial paper program, PSE&G has a $650 million revolving credit agreement expiring in June 1999, which PSE&G expects to be able to renew, and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On December 31, 1998, there were no borrowings outstanding under these credit agreements.

      The BPU has authorized PSE&G to issue and have outstanding at any one time through January 4, 2000, not more than $1.5 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On December 31, 1998, PSE&G had $770 million of short-term debt outstanding, including $115 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $150 million as of December 31, 1998.

      PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of December 31, 1998, Fuelco had commercial paper of $80 million outstanding.

      ENERGY HOLDINGS

      The minimum net worth maintenance agreement between PSEG Capital and PSEG provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. In 1993, PSEG agreed with the BPU to make a good-faith effort to eliminate such PSEG support within six to ten years. Effective January 31, 1995, PSEG Capital notified the BPU of its intention not to have more than $650 million of debt outstanding at any time. PSEG Capital has a $650 million Medium Term Note (MTN) program which provides for the private-placement of MTNs without registration. PSEG Capital's assets consist principally of demand notes of Global and Resources. Intercompany borrowing rates are established based upon PSEG Capital's cost of funds. At December 31, 1998, PSEG Capital had total debt outstanding of $498 million, all of which were comprised of MTNs. On February 16, 1999, PSEG Capital issued $252 million of 6.25% MTNs due May 2003. The proceeds were used to repay $100 million of PSEG Capital MTNs which matured February 16, 1999 and to reduce Energy Holdings' short-term debt. At February 16, 1999, total debt outstanding under the MTN program was $650 million.

      As of December 31, 1998, Funding had $150 million and $300 million revolving credit facilities with two groups of banks which expire in July and November 1999, respectively. Funding expects to be able to renew both credit facilities. Funding makes short-term investments only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established based upon Funding's cost of funds. Funding is providing both long and short-term capital for Resources and Global and their subsidiaries on the basis of an unconditional guaranty from Energy Holdings, but without direct support from PSEG. As of December 31, 1998, Funding had $251 million of total debt outstanding, including $45 million of privately-placed Senior Notes which mature in March 1999.

      For a discussion of the non-recourse debt of Global, a wholly-owned subsidiary of Energy Holdings, see Note 7. Schedule of Consolidated Debt of Notes.

      Energy Holdings, Global and Resources are subject to restrictive business and financial covenants contained in existing debt agreements. Energy Holdings is required to maintain a debt to equity ratio of no more than 2.00:1 and a twelve-months earnings before interest and taxes to interest (EBIT) coverage ratio of at least 1.50:1. As of December 31, 1998 and 1997, Energy Holdings had consolidated debt to equity ratios of 0.89:1 and 1.80:1, respectively, and for the years ended December 31, 1998, 1997 and 1996, EBIT coverage ratios, as defined to exclude the effects of EGDC and the gain on the sale of EDC, of 2.10:1, 2.20:1 and 2.45:1, respectively. The 1998 debt to equity ratio decreased primarily due to the equity investment by PSEG of $509 million, evidenced by the like amount of preferred stock issued by Energy Holdings to PSEG. Compliance with applicable financial covenants will depend upon future financial position and levels of earnings, as to which no assurance can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's and Energy Holdings' ability to obtain additional financing beyond current levels.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in PSEG's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as discussed below. PSEG's policy is to use derivatives to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee made up of executive officers and an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

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

      COMMODITIES--PSE&G

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and Federal regulatory policies and other events. To reduce price risk caused by market fluctuations, PSE&G enters into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments.

      PSE&G currently has levelized energy adjustment clauses in its rate structure in place for both electricity (LEAC) and natural gas (LGAC). These clauses were established to minimize the impact of major commodity price swings on customer prices. They also reduce the risk to PSE&G by permitting PSE&G to defer price increases and decreases until regulatory treatment can be determined. In accordance with the December 31st Order, PSE&G is utilizing deferred accounting for electricity supply costs, however, overrecoveries during the LEAC period will be used to mitigate stranded costs to be determined in the Energy Master Plan Proceedings while underrecoveries will be recognized in results of operations. PSE&G's proposal in the BPU's restructuring proceedings would cap basic tariff rates for seven years and discontinue the LEAC upon commencement of customer choice. For discussion of the levelized energy adjustment clauses, see Note 2. Regulatory Issues of Notes.

      During the summer of 1998, the eastern electricity commodity markets experienced severe volatility resulting from extremely hot weather and electric capacity and energy shortages in the Midwest. Certain electric power marketers defaulted, ultimately resulting in their bankruptcy. FERC issued a report on September 22, 1998 addressing the causes of these severe price movements in the summer of 1998. The report focused on the activity in the Midwest where the most extreme movements resulted causing surrounding pools to experience higher than expected prices and volatilities The report concluded that "the particular combination of factors that led to the June event was quite unusual." The report stated further, "This combination of factors was not typical, is not likely to recur, and is not representative of how wholesale electricity markets usually work. However, price increases and decreases may be expected in the future depending upon the balance of demand and supply." PSE&G cannot predict whether similar events that may lead to extreme price movements will occur again. Given the impending regulatory change and the dissolution of the LEAC, the absence of a PJM price cap in situations involving emergency purchases, and the potential for plant outages, extreme price movements could have a material impact on PSE&G's financial condition, results of operations and net cash flows.

      PSE&G uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical contracts and financial derivative instruments. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSE&G estimates value-at-risk across its commodity business using a model with historical volatilities and correlations. The measured value-at-risk using a variance/co-variance model with a 97.5% confidence level and assuming a one week horizon at December 31, 1998 was approximately $4 million, compared to the December 31, 1997 level of $7 million, due to a reduction in net exposure during volatile months. PSE&G's calculated value-at-risk exposure represents an estimate of potential net losses that could be recognized on its portfolio of physical and financial derivative instruments assuming historical movements in future market rates. These estimates, however, are not necessarily indicative of actual results which may occur, since actual future gains and losses will differ from those historical estimates based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in PSE&G's portfolio of hedging instruments during the year.

      As discussed in Results of Operations, wholesale power activities at PSE&G positively impacted the results of operations for 1998. Certain other utilities and power marketers have experienced significant losses in their wholesale power operations during that period. These losses were primarily attributable to extreme market volatility, counterparty defaults and unavailability of generation.

      COMMODITIES--ENERGY HOLDINGS

      During 1998, Energy Technologies entered into futures contracts to buy natural gas related to fixed-price natural gas sales commitments. Such contracts hedged approximately 90% of its fixed price sales commitments at December 31, 1998. As of December 31, 1998, Energy Technologies had a net unrealized hedge loss of $5 million.

      NUCLEAR DECOMMISSIONING TRUST FUNDS--PSE&G

      Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. These marketable debt and equity securities are recorded at $524 million with a fair market value of $542 million at December 31, 1998 and have exposure to price risk. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these securities amounts to $54 million. All realized gains on Nuclear Decommissioning Trust Fund investments are recorded as a component of accumulated depreciation while unrealized gains are recorded as deferred credits and neither affects earnings. Under the Energy Master Plan Proceedings, it is expected that the recovery of these investments will be continued as part of the societal benefits charge, as to which no assurances can be given.

      EQUITY SECURITIES--ENERGY HOLDINGS

      Resources has investments in equity securities and partnerships, in which Resources is a limited partner, which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The aggregate amount of such investments which have available market prices at December 31, 1998 and 1997 are recorded at fair value of $204 million and $185 million, respectively, and have exposure to price risk. A sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market sensitivity of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounts to $17 million.

      INTEREST RATES--PSEG

      PSEG is subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rates through the use of interest rate swaps and fixed and floating rate debt. As of December 31, 1998, a hypothetical 10% change in market interest rates would result in a $2 million change in interest costs related to floating rate debt, in addition to that noted in Interest Rates--PSE&G and Interest Rates--Energy Holdings below.

      PSEG entered into an interest rate swap on June 26, 1998 to hedge Enterprise Capital Trust II's $150 million of Floating Rate Capital Securities, Series B, due 2028, which were sold to a group of institutional investors in June 1998. The Floating Rate Capital Securities were offered to institutional investors at an annual rate equal to three-month LIBOR plus 1.22%, reset quarterly. Enterprise Capital Trust II is a special purpose statutory business trust controlled by PSEG. The basis for both the interest rate swap and the Floating Rate Capital Securities is the quarterly LIBOR. This interest rate swap effectively hedges the underlying debt for 10 years at an effective rate of 7.2%.

      INTEREST RATES--PSE&G

      PSE&G is subject to the risk of fluctuating interest rates in the normal course of business. PSE&G's policy is to manage interest rates through the use of fixed and, to a lesser extent, floating rate debt. PSE&G's interest rate risk related to existing fixed, long-term debt is not significant as PSE&G expects to receive BPU approval to issue long-term debt for opportunistic refinancing purposes. Additionally, PSE&G would also use interest rate swap instruments to hedge interest rate risk, when appropriate. As of December 31, 1998, a hypothetical 10% change in market interest rates would result in a $6 million change in interest costs related to short-term and floating rate debt.

      INTEREST RATES--ENERGY HOLDINGS

      Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Energy Holdings' policy is to manage interest rates through the use of fixed rate debt, floating rate debt and interest rate swaps. As of December 31, 1998, a hypothetical 10% change in market interest rates would result in a $3 million change in interest costs related to short-term and floating rate debt.

      In June 1997, an indirect subsidiary of Global entered into an interest rate swap on 50% of its floating rate borrowings of $87 million. The basis for the interest rate swap is six month LIBOR. The interest rate swap effectively hedges the underlying debt through its scheduled maturity in May 1999 at the current effective rate of 7.76%. The interest differential to be received or paid under the interest rate swap agreement is recorded over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap terminates on May 28, 1999.

      FOREIGN CURRENCIES--ENERGY HOLDINGS

      Global had consolidated non-recourse debt of $123 million as of December 31, 1998 which is denominated in the Brazilian Real that is indexed to a basket of currencies including U.S. dollars. As a result, it is subject to foreign currency exchange rate risk due to the effect of exchange rate movements between the indexed foreign currencies and the Brazilian Real and between the Brazilian Real and the U.S. Dollar. Exchange rate changes ultimately impact the debt level outstanding in the denominated currency and result in foreign currency transactions in accordance with current accounting guidance. Any related transaction (losses)/gains resulting from such exchange rate changes are included in determining net income for the period and amounted to $(3) million and $1 million for the years ended December 31, 1998 and 1997, respectively. For more information on foreign operations and the devaluation of foreign currencies, see below and Note 20. Subsequent Events of Notes.

FOREIGN OPERATIONS

      In accordance with their growth strategies, Global and Resources have made approximately $919 million and $691 million, respectively, of international investments. These investments represent 9% of PSEG's consolidated assets and contribute 2% of consolidated revenues. Resources investments are primarily in leveraged leases in the Netherlands and the United Kingdom with associated revenues denominated in U.S. dollars, and, therefore bear no foreign currency risk. Global's investments are primarily in projects that generate or distribute electricity in Brazil, Argentina and China. As a primary vehicle for PSEG's growth, Global is expected to continue to invest in competitive power markets. Where possible, Global structures its investments to manage the risk associated with project development, including foreign currency devaluation and fluctuations. PSEG has evaluated the current economic conditions in these regions and has determined that its investments have not been impaired. Net foreign currency devaluations, caused primarily by the Brazilian Real, have reduced Global's total assets by $43 million as of December 31, 1998 with an offsetting charge to cumulative foreign currency translation adjustment (a separate component of stockholders' equity).

      In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of January 31, 1999, the Real has devalued approximately 40% against the U.S. dollar since December 31, 1998. Based on the December 31, 1998 Brazilian investment balance of $482 million, there was a 40% devaluation as of January 31, 1999 which resulted in a charge of $172 million to cumulative foreign currency translation adjustment (a separate component of stockholders' equity). PSEG cannot predict to what extent, if any, further devaluation may occur, and, therefore, cannot predict the impact of potential devaluation of currencies on PSEG's results of operations, financial condition and net cash flows. However, assuming no further significant devaluation, PSEG does not expect this to have a material adverse effect on its 1999 results of operations, financial condition or net cash flows. For additional information, see Note 20. Subsequent Events and Note 15. Financial Information by Business Segment of Notes. As PSEG increases its international investments, the financial statements of PSEG will be increasingly affected by changes in the global economy.

YEAR 2000 READINESS DISCLOSURE

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

      PSEG's and PSE&G's Year 2000 readiness program addresses issues relating to three principal types of systems:

      o Information technology systems, which include such business applications as the customer information, administrative and "back office" systems.

      o Process control and monitoring systems, which include embedded devices as well as real time systems such as energy management systems (EMS) and the supervisory control systems for gas and electric (SCADA).

      o Infrastructure systems, which include such devices as servers, routers, etc.

      Inventory is more than 99% complete for all information technology, infrastructure and process control/monitoring systems. Substantial Assessment work has been completed on the information technology, infrastructure systems and process control systems. Remediation/Testing is in progress on information technology, process control and infrastructure systems.

      PSEG and PSE&G have completed required Year 2000 readiness work for more than 80% of their critical systems by the end of 1998. The work required by the remaining critical systems is expected to be completed by July 1999, except for certain systems operated by PSE&G's nuclear operations, as discussed below. By the end of 1999, a majority of PSEG's and PSE&G's non-critical systems are also expected to be Year 2000 ready with the remainder of such non-critical systems to be ready in 2000. Energy Holdings and its subsidiaries have essentially completed Inventory on all systems impacted by Year 2000 readiness issues and substantial Assessment work has been completed on such systems. Remediation/Testing is expected to be completed in 1999 on all such systems.

      As previously reported, on May 11, 1998, the NRC issued a Generic Letter requiring submission of a written response within 90 days of that date indicating whether or not nuclear plant operators have pursued and continue to pursue Year 2000 programs and addressing the programs' scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance. Additionally, the Generic Letter required submission of a written response upon completion of the operators' Year 2000 program or no later than July 1, 1999 confirming that their facilities are Year 2000 ready, or will be Year 2000 ready, by 2000 with regard to compliance with the terms and conditions of their licenses and NRC regulations. On July 23, 1998, PSE&G provided its written response to the first requirement noted above, outlining for the NRC its nuclear operations' Year 2000 program and indicating that planned implementation will allow PSE&G's nuclear operations to be Year 2000 ready and in compliance with the terms and conditions of its licenses and NRC regulation by January 1, 2000. As of December 31, 1998, PSE&G's nuclear operations' Year 2000 effort is on schedule to have all mission critical systems ready by January 1, 2000. Additionally, at a meeting held on September 29, 1998, PECO informed PSE&G that Peach Bottom's Year 2000 effort is on schedule to meet the July 1999 NRC response schedule. During the week of October 26, 1998, the NRC conducted an audit of the nuclear operations' Hope Creek Year 2000 Project. The audit report states that the nuclear operations' Year 2000 project plan is comprehensive and is receiving the appropriate management support and oversight.

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

      YEAR 2000 COSTS

      For a discussion of Year 2000 Costs, see Note 10. Commitments and Contingent Liabilities of Notes.

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

      The following risks defined by NERC were assumed only for the purpose of planning and preparing for operations. None of the risks identified in this plan are predictions of Year 2000 events:

====================================================================================================
                                                                       NERC              NERC
                                                                    PROBABILITY         IMPACT
                     NERC DEFINED SCENARIO                         FOR INDUSTRY      FOR INDUSTRY
----------------------------------------------------------------------------------------------------
Loss of generation                                                     High              High
----------------------------------------------------------------------------------------------------
Loss of EMS, SCADA Systems                                             High              High
----------------------------------------------------------------------------------------------------
Loss of leased communications lines                                    High              High
----------------------------------------------------------------------------------------------------
Generation Restart/Loss of Load/Unusual load                           High              Low
----------------------------------------------------------------------------------------------------
Environmental control or monitoring                                   Medium            Medium
----------------------------------------------------------------------------------------------------
Loss of internal communications                                       Medium            Medium
----------------------------------------------------------------------------------------------------
Loss of gas or oil supply                                             Medium             High
----------------------------------------------------------------------------------------------------
Sabotage                                                              Medium             High
----------------------------------------------------------------------------------------------------
Distribution system failure/DC Tie Failure/Under-frequency or           Low              High
under-frequency voltage load shed failure/Loss of system
protection/Loss of transmission/Loss of security coordinator functions
----------------------------------------------------------------------------------------------------
Voltage control device failure                                          Low              High
----------------------------------------------------------------------------------------------------
Loss of control center access                                           Low             Medium
----------------------------------------------------------------------------------------------------
Loss of coal                                                            Low             Medium
----------------------------------------------------------------------------------------------------
Operating Personnel/Generation and Transmission Information             Low              Low
Sharing System (OASIS) Failure/Loss of non-critical operating data/DSM failure/Supplies
====================================================================================================

      PSEG's and PSE&G's efforts have focused on reducing the "High" and "Medium" probability scenarios and mitigating the effects of "High" and "Medium" impacts.

      PSEG and PSE&G have identified some and will continue working to determine the most reasonably likely, worst case scenarios arising from Year 2000 readiness issues. Such scenarios may include, among others, significant reductions in key customers' power needs due to their own Year 2000 readiness issues or temporary disruption of service from the effect of disruptions caused by other entities whose electrical systems are connected to PSE&G's through PJM. The results of such analysis will depend, in part, on the results of information currently being obtained from key vendors as to their Year 2000 readiness and the readiness of PJM and trading partners, among others.

      PSEG and PSE&G have no outstanding litigation relating to Year 2000 issues. The likelihood of future Year 2000 related liabilities cannot be determined at this time. PSEG and PSE&G have not been subject to specific or general Year 2000 regulatory action, other than responding to inquiries from regulatory bodies such as the BPU and the NRC.

      CONTINGENCY PLANS

      PSEG and PSE&G are developing contingency plans in accordance with NERC and NRC guidelines. The cornerstone of the guidance is to use a "defense in depth" strategy by creating multiple defense barriers to reduce the risk of catastrophic results to extremely small probability levels. Other areas covered by NERC and PSEG's and PSE&G's responses include:

================================================================================
GUIDANCE                                   PSEG'S AND PSE&G'S CONTINGENCY PLAN
--------------------------------------------------------------------------------
Identify and fix known Year 2000           PSEG and PSE&G have focused their
problems.                                  resources on the remediation of
                                           non-compliant systems.
--------------------------------------------------------------------------------
Identify most probable and credible        PSEG and PSE&G are currently
worst case scenarios.                      evaluating.
--------------------------------------------------------------------------------
Plan for the probable, prepare for the     PSEG and PSE&G will develop special
worst. Develop special operating           procedures and will conduct both
procedures, conduct training and system    internal drills and participate in
wide drills.                               industry efforts.
--------------------------------------------------------------------------------
Operate systems in a precautionary         PSEG & PSE&G are working with the
posture during critical Year 2000          Mid-Atlantic Area Council (MAAC) and
periods. This may include reducing         with PJM for detailed planning.
voluntary bulk transfers, ensuring that
adequate generation facilities are in
service and increasing staffing.
================================================================================

      The nature of contingency plans will include 1) using existing redundant assets, such as PSE&G's mix of generating assets; 2) leveraging existing business continuity plans, such as storm preparedness plans; 3) using manual work-arounds; 4) using rapid-reaction teams and 5) development of risk mitigation approaches to reduce overall dependency on vendors. PSEG and PSE&G's emerging strategy calls for the deployment of these plans in the following manner (using risk scenarios shown above that NERC evaluated to have a high probability and a high impact):

================================================================================
             SCENARIO                               INITIAL PLAN
--------------------------------------------------------------------------------
Loss of generation                      Use existing redundant assets. Have
                                        available a varied mix of generating
                                        assets, with sufficient reserve
                                        capacity, to ensure that if certain
                                        stations are unable to function, the
                                        reserve can meet generating needs.
--------------------------------------------------------------------------------
Loss of EMS, SCADA Systems              Use manual work-arounds and rapid
                                        reaction teams.
--------------------------------------------------------------------------------
Loss of leased communications lines     Use existing redundant assets such as
                                        existing radio and back-up
                                        communications systems.
================================================================================

      PSEG and PSE&G have adopted NERC's timetable, guidelines and detailed requirements for developing these contingency plans. The planning process is an iterative one. PSEG and PSE&G have completed their preliminary contingency plans. The second version of their contingency plans will be completed by June 30, 1999, consistent with NERC's timetable. PSEG and PSE&G will participate, with internal drills to be completed beforehand, in NERC's industry-coordinated Year 2000 readiness drills on April 8-9, 1999 and September 8-9, 1999. PSEG and PSE&G will evaluate plan updates, as needed, from September 1999 through January 2000.

      PSEG and PSE&G expect that with completion of the Year 2000 project and implementation of programs from SAP America, Inc. (SAP), the possibility of significant interruptions of normal operations should be reduced. However, if PSEG, PSE&G, their domestic and international subsidiaries, the other members of PJM, PJM trading partners supplying power through PJM or PSEG's or PSE&G's critical vendors and/or customers are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

RATE MATTERS

      For discussions of the Energy Master Plan Proceedings, Stranded Costs, Securitization, Depreciation, NJGRT Reform, Settlement of Certain Regulatory Issues, the LGAC, the LEAC, the Demand Side Adjustment Factor, the Remediation Adjustment Charge, Consolidated Tax Benefits, OPEB, and other rate matters, see
Note 2. Regulatory Issues of Notes.

ACCOUNTING ISSUES

      For a discussion of significant accounting policies, including those regarding regulation of PSE&G such as Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation for the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71 and 101," see Note 1. Organization and Summary of Significant Accounting Policies and Note 19. Accounting Matters of Notes.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      For a discussion of the impact of new accounting pronouncements including SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), Emerging Issues Task Force (EITF) Issues 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10), Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) and SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), see Note 19. Accounting Matters of Notes.

SITE RESTORATIONS AND OTHER ENVIRONMENTAL COSTS

      For discussion of potential environmental and other remediation costs, see
Note 10. Commitments and Contingent Liabilities of Notes.

PSE&G

      The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Corporate Structure; Overview of 1998 and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings; Qualitative and Quantitative Disclosures About Market Risk; Foreign Operations; Year 2000 Readiness Disclosure; Rate Matters; Accounting Issues; Impact of New Accounting Pronouncements and Site Restorations and Other Environmental Costs.

FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the Act) provides a "safe harbor" for forward-looking statements to encourage such disclosures without the threat of litigation providing those statements are identified as forward-looking and are accompanied by meaningful, cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Forward-looking statements have been made in this report. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "estimate", "expect", "objective", "hypothetical", "potential" and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services; managing rapidly changing energy trading operations in conjunction with electricity and gas production, transmission and distribution systems; managing foreign investments and electric generation and distribution operation in locations outside of the traditional utility service territory; political and foreign currency risks; an increasingly competitive energy marketplace; sales retention and growth potential in a mature service territory and a need to reduce operating and capital costs; ability to obtain adequate and timely rate relief, cost recovery, including stranded costs, and other necessary regulatory approvals; Federal and state regulatory actions; costs of construction; Year 2000 issues; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; the ability to economically and safely operate nuclear facilities in accordance with regulatory requirements; environmental concerns; and market risk and credit market concerns. PSEG and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors pursuant to the Act should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and PSE&G prior to the effective date of the Act.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosures about market risk is set forth under the caption "Qualitative and Quantitative Disclosures About Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Instruments" in
Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference. For PSE&G, the information required by this item is incorporated herein by reference insofar as it relates to PSE&G and its subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              1998         1997         1996
                                                                            ---------    ---------    ---------
OPERATING REVENUES
      Electric                                                              $   4,031    $   3,918    $   3,944
      Gas                                                                       1,559        1,937        1,881
      Nonutility Activities                                                       341          245          216
                                                                            ---------    ---------    ---------
        Total Operating Revenues                                                5,931        6,100        6,041
                                                                            ---------    ---------    ---------

OPERATING EXPENSES
Net Interchanged Power and Fuel for Electric Generation                           945          909          919
Gas Purchased                                                                     970        1,101        1,118
Operation and Maintenance                                                       1,501        1,364        1,371
Depreciation and Amortization                                                     669          630          607
Taxes (Note 12)
      Income Taxes                                                                420          334          295
      Transitional Energy Facility Assessment/New  Jersey
        Gross Receipts Taxes                                                      171          576          598
      Other                                                                        69           71           76
                                                                            ---------    ---------    ---------
        Total Operating Expenses                                                4,745        4,985        4,984
                                                                            ---------    ---------    ---------

OPERATING INCOME                                                                1,186        1,115        1,057
                                                                            ---------    ---------    ---------

OTHER INCOME AND DEDUCTIONS
      Settlement of Salem Litigation - Net of Applicable
         Taxes of $29                                                              --          (53)          --
      Other - net                                                                   6            7           (2)
                                                                            ---------    ---------    ---------
        Total Other Income and Deductions                                           6          (46)          (2)
                                                                            ---------    ---------    ---------

INCOME BEFORE INTEREST CHARGES AND
      DIVIDENDS ON PREFERRED SECURITIES                                         1,192        1,069        1,055
                                                                            ---------    ---------    ---------

INTEREST CHARGES  AND PREFERRED SECURITIES
      DIVIDENDS
      Interest Expense (Note 7)                                                   481          470          453
      Allowance for Funds Used During Construction -
        Debt and Capitalized Interest                                             (13)         (20)         (18)
      Preferred Securities Dividend Requirements of Subsidiaries (Note 6)          80           56           50
      Net Loss (Gain) on Preferred Stock Redemptions (Note 6)                      --            3          (18)
                                                                            ---------    ---------    ---------
        Total Interest Charges and Preferred Securities Dividends                 548          509          467
                                                                            ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS                                                 644          560          588

Discontinued Operations (Note 16):
      Discontinued Operations - Net of Taxes                                       --           --           11
      Gain on Sale of Discontinued Operations                                      --           --           13
                                                                            ---------    ---------    ---------

NET INCOME                                                                  $     644    $     560    $     612
                                                                            =========    =========    =========

WEIGHTED  AVERAGE COMMON SHARES AND
      POTENTIAL DILUTIVE EFFECT OF STOCK OPTIONS
        OUTSTANDING (000's)                                                   230,974      231,986      242,401

EARNINGS PER SHARE (Basic and Diluted)
      Income From Continuing Operations                                     $    2.79    $    2.41    $    2.42
      Income From Discontinued Operations                                          --           --         0.04
      Gain on Sale of Discontinued Operations                                      --           --         0.06
                                                                            ---------    ---------    ---------

        TOTAL EARNINGS PER SHARE                                            $    2.79    $    2.41    $    2.52
                                                                            =========    =========    =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                    $    2.16    $    2.16    $    2.16
                                                                            =========    =========    =========

      See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)

                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                           1998         1997
                                                                        ----------   ----------
UTILITY PLANT - Original cost
 Electric                                                               $   14,069   $   13,692
 Gas                                                                         2,847        2,697
 Common                                                                        578          558
                                                                        ----------   ----------
   Total                                                                    17,494       16,947
 Less: Accumulated depreciation and amortization                             7,048        6,463
                                                                        ----------   ----------
   Net                                                                      10,446       10,484
 Nuclear Fuel in Service, net of accumulated amortization -
  1998, $312; 1997, $302                                                       187          216
                                                                        ----------   ----------
   Net Utility Plant in Service                                             10,633       10,700
 Construction Work in Progress, including Nuclear Fuel in
 Process - 1998, $72; 1997, $60                                                219          326
 Plant Held for Future Use                                                      24           24
                                                                        ----------   ----------
   Net Utility Plant                                                        10,876       11,050
                                                                        ----------   ----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1998, $28; 1997,
  $21, and net of valuation allowances - 1998, $18; 1997, $23                3,034        2,873
 Nuclear Decommissioning and Other Special Funds                               649          492
 Other Noncurrent Assets, net of amortization - 1998, $29; 1997, $16,
  and net of valuation allowances - 1998, $10; 1997, $7                        150          167
                                                                        ----------   ----------
   Total Investments and Other Noncurrent Assets                             3,833        3,532
                                                                        ----------   ----------
CURRENT ASSETS
 Cash and Cash Equivalents                                                     140           83
 Accounts Receivable:
  Customer Accounts Receivable                                                 506          520
  Other Accounts Receivable                                                    219          293
  Less: Allowance for Doubtful Accounts                                         38           41
 Unbilled Revenues                                                             255          270
 Fuel, at average cost                                                         331          310
 Materials and Supplies, at average cost, net of inventory valuation
  reserves - 1998, $12; 1997, $12                                              148          142
 Miscellaneous Current Assets                                                   93           86
                                                                        ----------   ----------
   Total Current Assets                                                      1,654        1,663
                                                                        ----------   ----------
DEFERRED DEBITS (Note 3)

 SFAS 109 Income Taxes                                                         704          725
 OPEB Costs                                                                    270          289
 Demand Side Management Costs                                                  150          116
 Environmental Costs                                                           139          122
 Unamortized Loss on Reacquired Debt and Debt Expense                          135          136
 Electric Energy and Gas Costs                                                  35          167
 Other                                                                         201          143
                                                                        -----------------------
   Total Deferred Debits                                                     1,634        1,698
                                                                        ----------   ----------
TOTAL                                                                   $   17,997   $   17,943
                                                                        ==========   ==========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (MILLIONS OF DOLLARS)

                                                                        DECEMBER 31,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
CAPITALIZATION
  Common Stockholders' Equity:
    Common Stock, issued; 231,957,608 shares                    $    3,603     $    3,603
    Treasury Stock, at cost; 5,314,100 shares                         (207)            --
    Retained Earnings                                                1,748          1,623
    Accumulated Other Comprehensive Income                             (46)           (15)
                                                                ----------     ----------
       Total Common Stockholders' Equity                             5,098          5,211
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                        95             95
    Preferred Stock With Mandatory Redemption                           75             75
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures (Note 6)                                           1,038            513
  Long-Term Debt                                                     4,763          4,873
                                                                ----------     ----------
       Total Capitalization                                         11,069         10,767
                                                                ----------     ----------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB                                                         344            289
  Decontamination and Decommissioning Costs                             39             43
  Environmental Costs  (Note 10)                                        84             73
  Capital Lease Obligations                                             50             52
                                                                ----------     ----------
       Total Other Long-Term Liabilities                               517            457
                                                                ----------     ----------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                   418            340
  Commercial Paper and Loans                                         1,056          1,448
  Accounts Payable                                                     655            686
  Other                                                                329            353
                                                                ----------     ----------
       Total Current Liabilities                                     2,458          2,827
                                                                ----------     ----------
DEFERRED CREDITS
  Income Taxes                                                       3,384          3,394
  Investment Tax Credits                                               322            343
  Other                                                                247            155
                                                                ----------     ----------
       Total Deferred Credits                                        3,953          3,892
                                                                ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES  (Note 10)                       --             --
                                                                ----------     ----------
TOTAL                                                           $   17,997     $   17,943
                                                                ==========     ==========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                           ----------------------------------------
                                                                              1998           1997           1996
                                                                           ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $      644     $      560     $      612
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                 669            630            607
    Amortization of Nuclear Fuel                                                   94             60             60
    Recovery (Deferral) of Electric Energy and Gas Costs - net                    132              9             (5)
    Unrealized Gains on Investments - net                                         (51)           (56)            (7)
    Proceeds from Leasing Activities                                              (20)            71             89
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues                      100            (95)           (12)
     Net change in Inventory - Fuel and Materials and Supplies                    (27)             9            (64)
     Net change in Prepayments                                                    (13)           (15)             6
     Net change in Accounts Payable                                               (31)           (11)            60
     Net change in Provision for Rate Refund                                       --            (80)            75
     Net change in Other Current Assets and Liabilities                           (18)            (7)            11
    Other                                                                         (57)            20            (16)
    Net cash provided by operating activities - Discontinued Operations            --             --             54
                                                                           ----------     ----------     ----------
       Net Cash Provided By Operating Activities                                1,422          1,095          1,470
                                                                           ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                     (535)          (542)          (586)
  Net change in Long-Term Investments                                             (58)          (914)             5
  Contribution to Decommissioning Funds and Other Special Funds                  (115)           (63)           (29)
  Other                                                                            (4)           (95)           (52)
  Net Proceeds from Sale of Discontinued Operations                                --             --            704
  Change in Net Assets - Discontinued Operations                                   --             --            (51)
                                                                           ----------     ----------     ----------
       Net Cash Used In Investing Activities                                     (712)        (1,614)            (9)
                                                                           ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in Short-Term Debt                                                  (392)           810             71
  Issuance of Long-Term Debt                                                      525            785            374
  Redemption of Long-Term Debt                                                   (557)          (700)          (808)
  Redemption of Preferred Stock                                                    --            (94)          (212)
  Issuance of Preferred Securities                                                525             95            208
  Purchase of Treasury Stock                                                     (207)            --             --
  Retirement of Common Stock                                                       --            (43)          (307)
  Cash Dividends Paid on Common Stock                                            (499)          (501)          (523)
  Other                                                                           (48)           (29)           (47)
                                                                           ----------     ----------     ----------
       Net Cash (Used In) Provided By Financing Activities                       (653)           323         (1,244)
                                                                           ----------     ----------     ----------
Net Change In Cash And Cash Equivalents                                            57           (196)           217
Cash And Cash Equivalents At Beginning Of Year                                     83            279             62
                                                                           ----------     ----------     ----------
Cash And Cash Equivalents At End Of Year                                   $      140     $       83     $      279
                                                                           ==========     ==========     ==========

Income Taxes Paid                                                          $      426     $      170     $      157
Interest Paid                                                              $      469     $      416     $      463

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (MILLIONS)

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                                COMMON             TREASURY      RETAINED   COMPREHENSIVE
                                                                 STOCK               STOCK       EARNINGS       INCOME      TOTAL
                                                            ---------------  -----------------   --------   -------------  -------
                                                             SHS.   AMOUNT       SHS.   AMOUNT
                                                             ----   ------       ----   ------
BALANCE AS OF JANUARY 1, 1996                                245   $ 3,801        --   $    --    $ 1,637      $    --     $ 5,438
    Net Income                                                --        --        --        --        612           --         612
        Other Comprehensive Income                            --        --        --        --         --           --          --
                                                                                                                           -------
    Comprehensive Income                                      --        --        --        --         --           --         612
                                                                                                                           -------
    Cash Dividends on Common Stock                            --        --        --        --       (523)          --        (523)
    Retirement of Common Stock                               (11)     (174)       --        --       (133)          --        (307)
    Preferred Securities Issuance Expenses                    --        --        --        --         (7)          --          (7)
                                                            ---------------  -----------------   --------   -------------  -------
BALANCE AS OF DECEMBER 31, 1996                              234     3,627        --        --      1,586           --       5,213
                                                            ---------------  -----------------   --------   -------------  -------
    Net Income                                                --        --        --        --        560           --         560
    Other Comprehensive Income, net of tax:
    Currency Translation Adjustment, net of tax of $(2)       --        --        --        --         --          (15)        (15)
                                                                                                                           -------
        Other Comprehensive Income                            --        --        --        --         --           --         (15)
                                                                                                                           -------
    Comprehensive Income                                      --        --        --        --         --           --         545
                                                                                                                           -------
    Cash Dividends on Common Stock                            --        --        --        --       (501)          --        (501)
    Retirement of Common Stock                                (2)      (24)       --        --        (19)          --         (43)
    Preferred Securities Issuance Expenses                    --        --        --        --         (3)          --          (3)
                                                            ---------------  -----------------   --------   -------------  -------
BALANCE AS OF DECEMBER 31, 1997                              232     3,603        --        --      1,623          (15)      5,211
                                                            ---------------  -----------------   --------   -------------  -------
    Net Income                                                --        --        --        --        644           --         644
    Other Comprehensive Income, net of tax:
    Pension Plan Additional
      Minimum Liability, net of tax of $(2)                   --        --        --        --         --           (3)         (3)
    Currency Translation Adjustment, net of tax of $(3)       --        --        --        --         --          (28)        (28)
                                                                                                                           -------
        Other Comprehensive Income                            --        --        --        --         --           --         (31)
                                                                                                                           -------
    Comprehensive Income                                      --        --        --        --         --           --         613
                                                                                                                           -------
    Cash Dividends on Common Stock                            --        --        --        --       (499)          --        (499)
    Purchase of Treasury Stock                                --        --        (5)     (207)        --           --        (207)
    Restricted Stock Award                                    --        --        --        --         (5)          --          (5)
    Preferred Securities Issuance Expenses                    --        --        --        --        (15)          --         (15)
                                                            ---------------  -----------------   --------   -------------  -------
BALANCE AS OF DECEMBER 31, 1998                              232   $ 3,603        (5)  $  (207)   $ 1,748      $   (46)    $ 5,098
                                                            ===============  =================   ========   =============  =======

Note: The ability of PSEG to declare and pay dividends is contingent upon its receipt of dividends from its subsidiaries. PSE&G, PSEG's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, and certain of the indentures supplemental to its Mortgage and certain other indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1998, 1997 and 1996 was $10 million. There are no restrictions on Energy Holding's retained earnings.

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (MILLIONS OF DOLLARS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                   1998              1997              1996
                                                                                ----------        ----------        ----------
OPERATING REVENUES
      Electric                                                                  $    4,031        $    3,918        $    3,944
      Gas                                                                            1,559             1,937             1,881
                                                                                ----------        ----------        ----------
             Total Operating Revenues                                                5,590             5,855             5,825
                                                                                ----------        ----------        ----------

OPERATING EXPENSES
Net Interchanged Power and Fuel for Electric Generation                                945               909               919
Gas Purchased                                                                          970             1,101             1,118
Operation and Maintenance                                                            1,357             1,276             1,299
Depreciation and Amortization                                                          658               616               604
Taxes (Note 12)
      Income Taxes                                                                     398               307               265
      Transitional Energy Facility Assessment/New Jersey
        Gross Receipts Taxes                                                           171               576               598
      Other                                                                             72                72                75
                                                                                ----------        ----------        ----------
             Total Operating Expenses                                                4,571             4,857             4,878
                                                                                ----------        ----------        ----------

OPERATING INCOME                                                                     1,019               998               947
                                                                                ----------        ----------        ----------

OTHER INCOME AND DEDUCTIONS
      Settlement of Salem Litigation - Net of  Applicable
        Taxes of $29                                                                    --               (53)               --
      Other - net                                                                        8                 7                (2)
                                                                                ----------        ----------        ----------
           Total Other Income and Deductions                                             8               (46)               (2)
                                                                                ----------        ----------        ----------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES                                                  1,027               952               945
                                                                                ----------        ----------        ----------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
      Interest Expense (Note 7)                                                        390               395               399
      Allowance for Funds Used During Construction - Debt                              (12)              (15)              (17)
      Preferred Securities Dividend Requirements of Subsidiaries (Note 6)               45                44                28
                                                                                ----------        ----------        ----------
        Total Interest Charges and Preferred Securities Dividends                      423               424               410
                                                                                ----------        ----------        ----------

NET INCOME                                                                             604               528               535
                                                                                ----------        ----------        ----------

Preferred Stock Dividend Requirements (Note 6)                                           9                12                23
Net Loss (Gain) on Preferred Stock Redemptions (Note 6)                                 --                 3               (18)
                                                                                ----------        ----------        ----------

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
  GROUP INCORPORATED                                                            $      595        $      513        $      530
                                                                                ==========        ==========        ==========

           See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)

                                                                                   DECEMBER 31,
                                                                           ---------------------------
                                                                              1998             1997
                                                                           ----------       ----------
UTILITY PLANT - Original cost
  Electric                                                                 $   14,069       $   13,692
  Gas                                                                           2,847            2,697
  Common                                                                          578              558
                                                                           ----------       ----------
       Total                                                                   17,494           16,947
  Less: Accumulated depreciation and amortization                               7,048            6,463
                                                                           ----------       ----------
       Net                                                                     10,446           10,484
  Nuclear Fuel in Service, net of accumulated amortization -
     1998, $312; 1997, $302                                                       187              216
                                                                           ----------       ----------
       Net Utility Plant in Service                                            10,633           10,700
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1998, $72; 1997, $60                                                219              326
  Plant Held for Future Use                                                        24               24
                                                                           ----------       ----------
       Net Utility Plant                                                       10,876           11,050
                                                                           ----------       ----------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments, net of amortization - 1998, $28; 1997, $21,
    and net of valuation allowances - 1998, $11; 1997, $15                        138              137
  Nuclear Decommissioning and Other Special Funds                                 649              492
  Other Noncurrent Assets, net of amortization - 1998, $1; 1997, $1                46               45
                                                                           ----------       ----------
       Total Investments and Other Noncurrent Assets                              833              674
                                                                           ----------       ----------
CURRENT ASSETS
  Cash and Cash Equivalents                                                        43               17
  Accounts Receivable:
    Customer Accounts Receivable                                                  460              488
    Other Accounts Receivable                                                     178              232
    Less: Allowance for Doubtful Accounts                                          38               41
  Unbilled Revenues                                                               255              270
  Fuel, at average cost                                                           331              310
  Materials and Supplies, at average cost, net of inventory
    valuation reserves - 1998, $12; 1997, $12                                     146              142
  Miscellaneous Current Assets                                                     84               81
                                                                           ----------       ----------
       Total Current Assets                                                     1,459            1,499
                                                                           ----------       ----------
DEFERRED DEBITS (Note 3)
  SFAS 109 Income Taxes                                                           704              725
  OPEB Costs                                                                      270              289
  Demand Side Management Costs                                                    150              116
  Environmental Costs                                                             139              122
  Unamortized Loss on Reacquired Debt and Debt Expense                            135              135
  Electric Energy and Gas Costs                                                    35              167
  Other                                                                           147              143
                                                                           ----------       ----------
       Total Deferred Debits                                                    1,580            1,697
                                                                           ----------       ----------
TOTAL                                                                      $   14,748       $   14,920
                                                                           ==========       ==========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (MILLIONS OF DOLLARS)

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    1998              1997
                                                                 ----------        ----------
CAPITALIZATION
 Common Stockholder's Equity:
  Common Stock, issued; 132,450,344 shares                       $    2,563        $    2,563
  Contributed Capital                                                   594               594
  Retained Earnings                                                   1,443             1,352
  Accumulated Other Comprehensive Income                                 (3)               --
                                                                 ----------        ----------
   Total Common Stockholder's Equity                                  4,597             4,509
 Preferred Stock Without Mandatory Redemption                            95                95
 Preferred Stock With Mandatory Redemption                               75                75
 Subsidiaries' Preferred Securities:
  Guaranteed Preferred Beneficial Interest in Subordinated
   Debentures (Note 6)                                                  513               513
 Long-Term Debt                                                       4,045             4,126
                                                                 ----------        ----------
   Total Capitalization                                               9,325             9,318
                                                                 ----------        ----------
OTHER LONG-TERM LIABILITIES
 Accrued OPEB                                                           344               289
 Decontamination and Decommissioning Costs                               39                43
 Environmental Costs (Note 10)                                           84                73
 Capital Lease Obligations                                               50                52
                                                                 ----------        ----------
   Total Other Long-Term Liabilities                                    517               457
                                                                 ----------        ----------
CURRENT LIABILITIES
 Long-Term Debt due within one year                                     100               118
 Commercial Paper and Loans                                             850             1,106
 Accounts Payable                                                       627               608
 Other                                                                  255               268
                                                                 ----------        ----------
   Total Current Liabilities                                          1,832             2,100
                                                                 ----------        ----------
DEFERRED CREDITS
 Income Taxes                                                         2,527             2,569
 Investment Tax Credits                                                 313               333
 Other                                                                  234               143
                                                                 ----------        ----------
   Total Deferred Credits                                             3,074             3,045
                                                                 ----------        ----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 10)                         --                --
                                                                 ----------        ----------
TOTAL                                                            $   14,748        $   14,920
                                                                 ==========        ==========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)

                                                                                  FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                      ----------------------------------------------
                                                                         1998              1997              1996
                                                                      ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $      604        $      528        $      535
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                            658               616               604
    Amortization of Nuclear Fuel                                              94                60                60
    Recovery (Deferral) of Electric Energy and Gas Costs - net               132                 9                (5)
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues                  94               (64)                7
     Net change in Inventory - Fuel and Materials and Supplies               (25)                9               (64)
     Net change in Prepayments                                                (8)              (15)                5
     Net change in Accounts Payable                                           19               (19)               67
     Net change in Provision for Rate Refund                                  --               (80)               75
     Net change in Other Current Assets and Liabilities                       (8)               (6)               (8)
    Other                                                                      5               (30)              (37)
                                                                      ----------        ----------        ----------
       Net Cash Provided By Operating Activities                           1,565             1,008             1,239
                                                                      ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                (535)             (542)             (586)
  Contribution to Decommissioning Funds and Other Special Funds             (115)              (62)              (29)
  Other                                                                      (21)              (67)              (49)
                                                                      ----------        ----------        ----------
       Net Cash Used In Investing Activities                                (671)             (671)             (664)
                                                                      ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in Short-Term Debt                                             (256)              468                71
  Issuance of Long-Term Debt                                                 250               288               374
  Redemption of Long-Term Debt                                              (349)             (575)             (429)
  Redemption of Preferred Stock                                               --               (94)             (212)
  Issuance of Preferred Securities                                            --                95               208
  Cash Dividends Paid                                                       (513)             (535)             (547)
  Other                                                                       --               (15)              (25)
                                                                      ----------        ----------        ----------
       Net Cash Used In Financing Activities                                (868)             (368)             (560)
                                                                      ----------        ----------        ----------
Net Change In Cash And Cash Equivalents                                       26               (31)               15
Cash And Cash Equivalents At Beginning Of Year                                17                48                33
                                                                      ----------        ----------        ----------
Cash And Cash Equivalents At End Of Year                              $       43        $       17        $       48
                                                                      ==========        ==========        ==========

Income Taxes Paid                                                     $      410        $      259        $      254
Interest Paid                                                         $      386        $      357        $      392

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                              (MILLIONS OF DOLLARS)

                                                                                                     ACCUMULATED
                                                                  CONTRIBUTED                          OTHER
                                                   COMMON         CAPITAL FROM       RETAINED       COMPREHENSIVE
                                                    STOCK             PSEG           EARNINGS           INCOME             TOTAL
                                                  ----------       ----------       ----------        ----------        ----------
BALANCE AS OF JANUARY 1, 1996                     $    2,563       $      594       $    1,366        $       --        $    4,523
    Net Income                                            --               --              535                --               535
        Other Comprehensive Income                        --               --               --                --                --
                                                                                                                        ----------
    Comprehensive Income                                  --               --               --                --               535
                                                                                                                        ----------
    Cash Dividends on Common Stock                        --               --             (524)               --              (524)
    Cash Dividends on Preferred Stock                     --               --              (23)               --               (23)
    Preferred Securities Issuance Expenses                --               --               (7)               --                (7)
    Net Gain on Preferred Stock Redemptions               --               --               18                --                18
                                                  ----------       ----------       ----------        ----------        ----------
BALANCE AS OF DECEMBER 31, 1996                        2,563              594            1,365                --             4,522
                                                  ----------       ----------       ----------        ----------        ----------
    Net Income                                            --               --              528                --               528
        Other Comprehensive Income                        --               --               --                --                --
                                                                                                                        ----------
    Comprehensive Income                                  --               --               --                --               528
                                                                                                                        ----------
    Cash Dividends on Common Stock                        --               --             (523)               --              (523)
    Cash Dividends on Preferred Stock                     --               --              (12)               --               (12)
    Preferred Securities Issuance Expenses                --               --               (3)               --                (3)
    Net Loss on Preferred Stock Redemptions               --               --               (3)               --                (3)
                                                  ----------       ----------       ----------        ----------        ----------
BALANCE AS OF DECEMBER 31, 1997                        2,563              594            1,352                --             4,509
                                                  ----------       ----------       ----------        ----------        ----------
    Net Income                                            --               --              604                --               604
    Other Comprehensive Income, net of tax:
    Pension Plan Additional Minimum
      Liability, net of tax of $(2)                       --               --               --                (3)               (3)
                                                                                                                        ----------
        Other Comprehensive Income                        --               --               --                --                (3)
                                                                                                                        ----------
    Comprehensive Income                                  --               --               --                --               601
                                                                                                                        ----------
    Cash Dividends on Common Stock                        --               --             (503)               --              (503)
    Cash Dividends on Preferred Stock                     --               --              (10)               --               (10)
                                                  ----------       ----------       ----------        ----------        ----------
BALANCE AS OF DECEMBER 31, 1998                   $    2,563       $      594       $    1,443        $       (3)       $    4,597
                                                  ==========       ==========       ==========        ==========        ==========

Note: The ability of PSEG to declare and pay dividends is contingent upon its receipt of dividends from its subsidiaries. PSE&G, PSEG's principal subsidiary, has restrictions on the payment of dividends which are contained in its Restated Certificate of Incorporation, as amended, and certain of the indentures supplemental to its Mortgage and certain other indentures. However, none of these restrictions presently limits the payment of dividends out of current earnings. The amount of PSE&G's restricted retained earnings at December 31, 1998, 1997 and 1996 was $10 million. There are no restrictions on Energy Holding's retained earnings.

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      PSEG has two principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G) and PSEG Energy Holdings Inc. (Energy Holdings), formerly Enterprise Diversified Holdings Incorporated. PSEG's largest subsidiary, PSE&G, is an operating public utility providing electric and gas service within certain areas in the State of New Jersey.

      Energy Holdings is the parent of PSEG's non-utility businesses: PSEG Global Inc. (Global), formerly Community Energy Alternatives Incorporated, an investor in and developer and operator of projects in the generation and distribution of energy, including cogeneration and independent power production
(IPP) facilities, electric distribution companies, exempt wholesale generators
(EWGs) and foreign utility companies (FUCOs); PSEG Resources Inc. (Resources), formerly Public Service Resources Corporation, which has made primarily passive investments; PSEG Energy Technologies Inc. (Energy Technologies), formerly Energis Resources, which provides a variety of energy related services to industrial and commercial customers both within and outside of PSE&G's traditional service territory; and Enterprise Group Development Corporation
(EGDC), a nonresidential real estate development and investment business. Energy Holdings also has two finance subsidiaries: PSEG Capital Corporation (PSEG Capital), which provides privately-placed debt financing to Energy Holdings' operating subsidiaries, except Energy Technologies, on the basis of a minimum net worth maintenance agreement with PSEG and Enterprise Capital Funding Corporation (Funding), which provides privately-placed debt financing to Resources, Global and their subsidiaries, which debt is guaranteed by Energy Holdings, but without direct support from PSEG. EGDC has been conducting a controlled exit from the real estate business since 1993. In July 1996, Energy Holdings sold Energy Development Corporation (EDC), an oil and gas subsidiary. For more information on EDC, see Note 16. Discontinued Operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REGULATION--PSE&G

      The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). As a result, PSE&G maintains its accounts in accordance with their prescribed Uniform Systems of Accounts, which are the same. The application of Generally Accepted Accounting Principles (GAAP) by PSE&G differs in certain respects from applications by non-regulated businesses. PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs and recoveries, which will be amortized over various future periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be charged or credited to income unless recovery mechanisms are approved by the BPU. PSE&G continues to meet the requirements for application of SFAS 71.

      However, once the BPU issues an order with respect to PSE&G in the New Jersey Energy Master Plan (Energy Master Plan) Proceedings, currently scheduled for March 31, 1999, it is expected that PSE&G will no longer meet the requirements for application of SFAS 71 for its then deregulated operations. See
Note 2. Regulatory Issues and Note 19. Accounting Matters for further discussion of deregulation and the potential accounting impacts caused by deregulation.

      CONSOLIDATION POLICY

      The consolidated financial statements include the accounts of PSEG and its subsidiaries. PSEG and its subsidiaries consolidate those entities in which they have a controlling interest. All significant intercompany accounts and transactions are eliminated in consolidation. Those entities in which PSEG does not have a controlling interest are being accounted for under the equity method of accounting. For investments in which significant influence does not exist, the cost method of accounting is applied.

      RECLASSIFICATIONS

      Certain reclassifications of prior period data have been made to conform with the current presentation.

      UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE

      Bond issuance costs and associated premiums and discounts are generally amortized over the life of the debt issuance. In accordance with Federal Energy Regulatory Commission (FERC) regulations, costs to reacquire debt are amortized over the remaining original life of the retired debt. When refinancing debt, the unamortized portion of the original debt issuance costs of the debt being retired must be amortized over the life of the replacement debt.

      Upon deregulation, gains and losses on reacquired debt associated with the deregulated portion of PSE&G's operations will be reflected in the statement of operations as incurred. Gains and losses on reacquired debt associated with PSE&G's regulated operations will continue to be deferred and amortized to interest expense over the period approved for ratemaking purposes.

      UTILITY PLANT--PSE&G

      Additions to utility plant and replacements of units of property are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts. At the time units of depreciable property are retired or otherwise disposed, the original cost less net salvage value is charged to accumulated depreciation. Upon deregulation, PSE&G will record a gain or loss on the retirement, sale or disposal of assets in the deregulated portion of its business.

      DEPRECIATION AND AMORTIZATION

      Depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. Depreciation rates stated in percentages of original cost of depreciable property were 3.53% in 1998, 1997 and 1996.

      PSE&G has certain regulatory assets resulting from the use of a level of depreciation expense in the ratemaking process that differs from the amount that is recorded under generally accepted accounting principles (GAAP) for non-regulated companies. Upon issuance of a BPU order, PSE&G will no longer calculate depreciation in accordance with BPU guidance for the deregulated portion of PSE&G's business. Depreciation for those assets will be calculated based on estimated plant lives rather than regulatory guidance. PSE&G cannot presently quantify what the financial statement impact might be if depreciation expense were required to be determined absent regulation, but the impact on the financial position, results of operations and net cash flows of PSEG and PSE&G could be material.

      Nuclear fuel burnup costs are charged to fuel expense on a units-of-production basis over the estimated life of the fuel. Rates for the recovery of fuel used at all nuclear units include a provision of one mill per kilowatt-hour (KWH) of nuclear generation for spent fuel disposal costs.

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

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC)--PSE&G

      AFDC represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1998, 1997 and 1996 were
6.06 %, 5.71% and 5.83%, respectively. Upon deregulation, PSE&G will no longer calculate AFDC for the deregulated portion of PSE&G's business. Interest (cost of debt only) related to capital projects for generation projects will be capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost."

      REVENUES AND FUEL COSTS--PSE&G

      Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues representing the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. Rates include projected fuel costs for electric generation, purchased and interchanged power and gas purchased. The fuel component of the LEAC rate was frozen for 1997 and 1998 as part of the BPU's Order dated December 31, 1996 (December 31st Order) and PSE&G bore all risks associated with fuel prices.

      Any Electric Levelized Energy Adjustment Clause (LEAC) and Levelized Gas Adjustment Clause (LGAC) underrecoveries or overrecoveries, together with interest (in the case of net overrecoveries), are deferred and included in operations in the period in which they are reflected in rates. Effective January 1, 1998, the amount included for LEAC under/overrecovery represents the difference between fuel related revenues and fuel related expenses which are comprised of the cost of generation and interchanged power at the PJM Interconnection, L.L.C. (PJM) market clearing price. Effective April 1, 1998, PJM, as independent system operator (ISO), replaced the PJM uniform market clearing price with locational marginal pricing (LMP) for determining the market clearing pricing to energy providers. For discussion of the current and proposed status of the LEAC and the LGAC, see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities.

      INVENTORY--MATERIALS AND SUPPLIES AND NUCLEAR FUEL

      Inventory is carried on the books at cost in accordance with rate based regulation. When portions of PSE&G's business become deregulated, the carrying value of its inventory for its unregulated operations will be valued at a lower of cost or market basis which could have a material adverse impact on PSEG's and PSE&G's financial position, results of operations and net cash flows to the extent that any write downs are not recovered through regulatory mechanisms approved by the BPU.

      COMMODITY CONTRACTS--PSE&G

      PSE&G engages in electricity and natural gas commodity forwards, futures, swaps and options purchases and sales with counterparties to manage exposure to electricity and natural gas price risk. Certain contracts, in conjunction with owned electric generating capacity, are designed to provide for estimated electric customer commitments. Similarly,

PSE&G uses natural gas futures and swaps to manage the price risk associated with gas supply to customers. PSE&G's accounting policy for these contracts is to recognize the gains and losses in income upon settlement of the contracts.

      PSE&G also enters into forwards, futures, swaps and options that are not used to manage price risk exposure for commitments to customers. As these are considered to be trading contracts, PSE&G's accounting policy has been to mark the contracts to market and record unrealized gains and losses in income. These contracts do not have a material impact on PSE&G's financial condition, results of operations and net cash flows. PSE&G does not hold any financial instruments of a leveraged nature.

      For discussion of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10), see
Note 19. Accounting Matters.

      FINANCIAL INSTRUMENTS--ENERGY HOLDINGS

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

      EQUITY INVESTMENTS--ENERGY HOLDINGS

      Resources carries its investments in equity securities at their approximate fair market values as of the reporting date.

      FOREIGN CURRENCY TRANSLATION/TRANSACTIONS--ENERGY HOLDINGS

      The assets and liabilities of Energy Holdings' foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

      Transaction gains and losses that arise from exchange rate fluctuations on normal operating transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

      INCOME TAXES

      PSEG and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to PSEG's subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits were deferred in prior years and are being amortized over the useful lives of the related property, including nuclear fuel. For discussion of energy tax reform and its impact on NJGRT, see Note 12. Income Taxes.

      BENEFIT PLANS

      Non-represented employees of PSE&G commencing service before January 1, 1996, represented employees of PSE&G commencing employment before January 1, 1997 and certain employees of PSE&G's affiliated companies are covered by a noncontributory trusteed pension plan (Pension Plan) from the date of hire. Non-represented employees of PSE&G who commenced service after January 1, 1996, represented employees of PSE&G who commenced employment after January 1, 1997 and certain employees of PSE&G's affiliated companies are covered by a cash balance pension plan. Beginning with the plan year 1997, the funding policy was modified to provide annual funding not to exceed the maximum tax deductible amount. Contributions will be made each year based on targeted funding levels for the plan.

      In 1993, PSEG adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which requires that the expected cost of employees' postretirement health care and life insurance benefits, also referred to as other postretirement benefits (OPEB), be charged to income during the years in which employees render service. PSE&G deferred a portion of these costs as a regulatory asset from 1993 until 1997 when a BPU order was received stipulating that current rates were sufficient to recover such costs. Therefore, on January 1, 1998, PSE&G began amortizing its regulatory asset for OPEB over 15 years and recording the annual SFAS 106 OPEB cost. In 1998, PSE&G began funding its annual OPEB obligation in an external trust to the maximum extent allowable under Section 401(h) of the Internal Revenue Code.

      CAPITAL LEASES AS LESSEE

      The Consolidated Balance Sheets include assets and related obligations applicable to capital leases under which PSE&G is a lessee. The total amortization of the leased assets and interest on the lease obligations equals the net minimum lease payments included in rent expense for capital leases. Capital leases of PSE&G relate primarily to its corporate headquarters.

      IMPAIRMENT OF LONG-LIVED ASSETS

      On January 1, 1996, PSEG adopted SFAS 121, which requires review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an impact on the results of operations, financial condition and net cash flows of PSEG or PSE&G. However, future developments in the electric and gas industries could have a material impact on the carrying value of certain investments. Upon deregulation, PSE&G will reevaluate the potential impairment of its assets which may result in recording an extraordinary, non-cash charge to earnings that could have a material adverse impact on PSEG's and PSE&G's financial condition and results of operations to the extent that any impairments are not recovered through regulatory mechanisms approved by the BPU.

      EARNINGS PER SHARE

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which was effective for financial statements issued after December 15, 1997. Under the new standard, basic earnings per share is computed as earnings available to common stockholders divided by weighted average shares outstanding excluding the dilutive effect of potential common shares. Diluted earnings per share includes the dilutive effect of potential common shares. PSEG has an existing stock option plan which allows for options to be granted on a periodic basis. These potential common shares had no impact on diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

NOTE 2. REGULATORY ISSUES

NEW JERSEY ENERGY MASTER PLAN PROCEEDINGS

      In 1998 and continuing into 1999, energy industry restructuring continued to advance in New Jersey. In 1998, evidentiary hearings related to PSE&G's proposal in connection with the BPU's New Jersey Energy Master Plan were completed and the Office of Administrative Law filed its decision providing its recommendations on such proposal with the BPU. In January 1999, the State Legislature passed the New Jersey Electric Discount and Competition Act (Energy Competition Act) which was signed into law by the Governor on February 9, 1999. The Energy Competition Act and the related BPU proceedings are hereinafter defined as the Energy Master Plan Proceedings. Among other things, the Energy Competition Act provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas suppliers commencing January 1, 2000, thus fully opening the New Jersey energy markets to customer choice and competition.

      The Energy Competition Act provides the BPU requisite authority to implement certain aspects of retail electric and gas competition in New Jersey. The BPU is currently engaged in proceedings to implement the Energy Competition Act, the result of which will fundamentally change the electric and gas industries in New Jersey by, among other things, introducing retail competition to replace the monopoly position of regulated public utilities, potentially requiring or resulting in the separation or sale of utilities' electric generation assets and establishing a number of generic rules related to deregulation, including governing regulated utilities' relationships with their affiliates.

      Under the Energy Competition Act, the distribution business will remain regulated by the BPU. Transmission will remain regulated by the FERC. With deregulation, electric generation will be a competitive business. Succeeding as a competitive generator will depend on many factors such as fuel cost, production costs including labor cost, environmental constraints and related expenses, transmission availability and rates, marketing ability and quality of service, among others. The outcome of these proceedings will have a profound effect on PSEG and PSE&G.

      On February 11, 1999, the BPU adopted a schedule for the resolution of each New Jersey electric utility's filings for rate unbundling, stranded cost and restructuring proceedings. With respect to PSE&G, the BPU indicated that it is encouraging the parties to the case to undertake discussions in an attempt to reach consensus on the litigated issues in the rate unbundling, stranded cost and, on limited issues, the restructuring proceedings. The BPU further indicated that, in lieu of a negotiated settlement of the case among the parties, it has scheduled a final vote on the PSE&G filing at its March 31, 1999 agenda meeting. To that end, the BPU has set a deadline of March 3, 1999 for the submission of any negotiated settlement.

      Shortly thereafter, the BPU is expected to issue a series of orders that will decide generic issues related to deregulation of the industry in the State (e.g., affiliate standards). The BPU has yet to set a timetable related to a gas restructuring order. Once the March 31, 1999 BPU Order is issued, PSE&G will no longer meet the requirements of SFAS 71 for the electric generation portion of its business. While PSE&G cannot predict the outcome of the Energy Master Plan Proceedings, when PSE&G discontinues the application of SFAS 71 and if full recovery were not probable through recovery mechanisms approved by the BPU, there could be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operations of PSEG and PSE&G. See Note 19. Accounting Matters for further discussion of the potential accounting impacts caused by deregulation.

      THE ENERGY COMPETITION ACT

      Key features of the Energy Competition Act, as passed, include:

      o Competitive choice for electric service will begin on August 1, 1999. Competitive choice for gas service must be fully implemented by December 31, 1999. For further discussion of gas competition, see Gas Unbundling.

      o Mandates that an electric rate reduction of at least 10%, phased in over a period of up to thirty-six months, will be provided to consumers. The rate reduction will be based on the level of rates in effect as of April 30, 1997. Rates must be reduced by no less than 5% effective August 1, 1999. When coupled with reductions from the 1998 change in New Jersey energy taxes, the total rate reductions for consumers could total 16%, not including an additional 3.5% reduction due to an interim DSM rate increase.

      o Authorizes "shopping credits" or discounts for customers that switch from their current electric utility supplier to encourage competition.

      o Utilities have an opportunity to recover stranded costs associated with generation assets through a market transition charge (MTC) that could last up to eight years. Costs associated with above-market power purchase contracts with other utilities and with non-utility generators (NUGs) will be recovered over the remaining life of those contracts. Mitigation by the utility of its stranded costs, to the extent possible, is required.

      o Securitization is limited to 75% of utility generation-related stranded costs. Transition bonds with a maximum scheduled amortization of 15 years can be issued if the proceeds are used to recover eligible stranded costs. Power purchase contracts can also be securitized in an effort to buy out or buy down contracts.

      o On or after the starting date of implementation of retail choice, the BPU may require functional separation of a utility's non-competitive business functions from its competitive electric generation service and require that those competitive services be provided by a related competitive business segment of a public utility holding company. The related competitive business segment of the public utility holding company will not be subject to regulation under New Jersey utility law but may be subject to FERC regulation.

      o While the Energy Competition Act does not mandate divestiture of electric generation assets, it gives the BPU the right to examine market conditions and requires divestiture if the BPU finds market power would impede development of competition.

      o Competitive services may be offered by a public utility or a competitive business segment of a public utility only with the written approval of the BPU. Tariffs for competitive services will be required and subject to review and approval by the BPU. The competitive business segment must not adversely impact the ability of the utility to offer non-competitive services to customers in a safe, adequate and proper manner. The price for services must not be less than the fully allocated cost of providing such services. Cross-subsidization is prohibited and standards for affiliate relationships will be established. The BPU will be required to apply 50% of the net revenues earned from competitive services offered by an electric public utility as an offset to stranded costs or a reduction of rates for the period of time that the utility collects transition bond charges.

      o Utility holding companies are permitted to offer competitive electric generation service to existing utility retail customers subject to affiliate relations standards to be established by the BPU. A utility holding company's competitive business entity utilizing utility assets, including personnel and equipment other than the delivery network or certain shared corporate overhead or administrative services, to provide competitive services is subject to a 50% sharing of net revenues from such services. Unless the utility ratepayers receive full market value for the use of such utility assets pursuant to a contract between the parties filed with the BPU, those revenues will be used to offset transition charges and/or distribution rates for a period of time.

      o The BPU is required to initiate a proceeding and adopt interim technical standards to ensure the safety, reliability and accuracy of metering equipment provided to electric and gas customers. The BPU is required to issue an order providing customers the opportunity to choose a supplier for some or all customer services (such as metering and billing) not later than one year from the start of retail competition. Until that time, customers are given the option with affirmative consent to receive two bills, one from the utility and one from the supplier.

      o The BPU is required to adopt interim consumer protection standards for electric and gas suppliers to prevent slamming, protect customer privacy and provide customers necessary information to make informed decisions.

      o Simultaneously with the implementation of retail choice, the BPU may permit recovery of certain costs through a Societal Benefits Charge which would be a component of rates for all retail customers. These costs will include social programs for which rate recovery was approved prior to April 30, 1997; nuclear decommissioning costs; demand side management program costs, manufactured gas plant clean up costs and potentially the cost of a statewide consumer education program. The BPU is authorized to use the existing funds for social programs to create a universal service fund for low income energy assistance.

      o Utilities will serve customers for at least three years as the energy provider of last resort, providing basic electric generation and gas services. The BPU is required to decide, no later than three years after the start of retail choice, whether to allow other, non-utility, suppliers to offer basic generation service on a competitive basis.

      o Businesses, cities, towns and counties are able to aggregate their own power demands and other energy needs for which marketers may bid to serve. Customers will control their inclusion in any such group. Aggregation by municipalities to serve residents and businesses within those municipalities can also begin at the start of retail choice.

      o Electric suppliers must disclose information about fuels used to generate the electricity that they sell and emissions from their portfolio of electricity suppliers on customers' bills or in marketing materials. The BPU and New Jersey Department of Environmental Protection (NJDEP) may adopt an emission control portfolio standard for all retail suppliers if the BPU finds that a standard is necessary to meet Clean Air Act rules and that regional and Federal actions would not achieve compliance with those rules, or if two other states using the PJM power pool comprising 40% of the retail electric usage in PJM adopt such standards.

      STRANDED COSTS

      Stranded costs represent the portion of the book value of generation related assets or the portion of payments under power purchase contracts which are in excess of their value in a competitive deregulated marketplace. In its initial proposal, PSE&G had identified its potentially stranded costs associated with fossil and nuclear generating stations at $3.9 billion, based on certain assumptions, including future market prices of electricity and performance of generating units. Changes in these assumptions could materially alter the estimated amount of potentially stranded costs.

      To the extent that any portion of its stranded costs are not probable of recovery upon the conclusion of the Energy Master Plan Proceedings, and thus ineligible for deferral as a regulatory asset under Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), PSE&G would incur an extraordinary, non-cash charge to income that could be material to the financial position and results of operations of PSEG and PSE&G. For additional discussion related to the Energy Master Plan Proceedings, see Note 3. Regulatory Assets and Liabilities.

      Recoverability of these costs is largely dependent on the order to be issued by the BPU at the conclusion of the Energy Master Plan Proceedings. PSE&G has proposed to securitize $2.5 billion of these costs, with the remainder to be recovered through a market transition charge during a proposed transition period of seven years. In addition, PSE&G is seeking to negotiate the restructuring of certain of its BPU approved contracts with Non-utility Generators (NUGs), which, in PSE&G's initial proposal, were estimated to be $1.6 billion above assumed future market prices. These costs are being recovered through the LEAC and are expected to continue to be recovered through successor mechanisms to be determined by the outcome of the Energy Master Plan Proceedings as to which no assurances can be given. PSEG and PSE&G cannot predict the outcome of these proceedings. However, such proceedings could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows and could adversely affect the carrying values of PSEG's and PSE&G's assets and the ability to declare dividends on PSEG's common stock.

      SECURITIZATION

      In accordance with the provisions of the Energy Competition Act, it is expected that the BPU will issue an order authorizing securitization of up to 75% of PSE&G's generation-related stranded costs. Securitization is a refinancing technique, whereby the interest and principal payments on the securitized debt which is issued will be serviced by an irrevocable, non-bypassable charge to utility customers. The Energy Competition Act provides that net proceeds from any authorized securitization of a utility's stranded costs must be used to reduce that utility's debt and equity.

      Dependent upon market conditions and the level of securitization authorized by the BPU in the Energy Master Plan Proceedings, PSE&G may use a number of alternatives to reduce its debt and equity, including the redemption, tender or purchase of its outstanding Mortgage Bonds and preferred stock.
In anticipation of an application of the use of proceeds of securitization, PSEG has been engaged in a program to repurchase its Common Stock, as discussed below.

      Since the Energy Master Plan Proceedings are still in progress, PSE&G cannot predict the extent to which regulators will allow the use of such securitization for recovery of stranded costs. PSE&G's decision as to the manner in which the proceeds of securitization will be utilized to reduce debt and equity is dependent upon the BPU's decision in the Energy Master Plan Proceedings. The decision of the BPU required in this matter could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows. The use of securitization proceeds to reduce debt and equity is likely to affect the market prices of the related securities. Additionally, the use of securitization could impact PSEG's and PSE&G's bond ratings and the cost of other debt for PSEG and PSE&G.

      On September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the then proposed Energy Competition Act, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of its Common Stock. Under the authorization, repurchases were made in the open market at the discretion of

PSEG. The repurchased shares have been held as treasury stock. At December 31, 1998, PSEG had repurchased approximately 5.3 million shares of Common Stock at a cost of approximately $207 million, under this authorization. As of February 8, 1999, PSEG had repurchased a total of 10 million shares at a cost of approximately $391 million under this program.

      DEPRECIATION

      In its Energy Master Plan proposal, PSE&G has proposed to lengthen the depreciable lives of its electric distribution assets from 28 to 45 years. These assets are expected to remain regulated. The excess depreciation reserve, calculated based on this change in depreciable lives, would be amortized over a proposed seven year transition period. If PSE&G's plan is adopted as proposed, it would result in a reduction of annual depreciation expense of $116 million during such transition period and $35 million thereafter over the remaining life of these assets.

      ADMINISTRATIVE LAW JUDGE'S RECOMMENDATIONS

      Previously, in connection with its Energy Master Plan Proceedings, the BPU requested the Office of Administrative Law to hold evidentiary hearings regarding stranded costs and unbundling issues. Hearings were held before an Administrative Law Judge (ALJ) and on August 17, 1998, the ALJ filed his decision providing its recommendations to the BPU. The BPU can adopt, reject or modify the ALJ's recommendations in its decision on PSE&G's proposal which was filed as part of these proceedings. PSE&G cannot predict the extent to which the BPU will rely on the ALJ's decision in evaluating PSE&G's proposal. The ALJ's decision on PSE&G's competition and rate proposal:

      o Recommended the adoption of PSE&G's request to securitize up to $2.5 billion of its after-tax stranded costs through the issuance of revenue bonds, which would mature over a 15 year period.

      o Recommended the recovery of $1.6 billion of PSE&G's above-market price contracts to purchase power from non-utility generators
            (NUGs).

      o Recommended a rate cut of between 10% and 12%, exclusive of the impact of energy tax reform.

      o Supported PSE&G's request for a seven year transition period. PSE&G had proposed a transition period of seven years, starting on the effective date of the BPU's final decision in these proceedings, with basic tariff rates capped during that seven year period. During the transition period, PSE&G would maintain responsibility for system reliability of energy and capacity supply.

      o Accepted PSE&G's approach/methodology of quantifying stranded costs without quantifying the amount of such costs.

      o Recommended a review of PSE&G's actual electric fuel costs, which would apply any potential savings from the elimination of the Electric Levelized Energy Adjustment Clause (LEAC) to mitigate stranded costs.

      o Supported PSE&G's Societal Benefits Clause proposal, but proposed to exclude non-utility generators (NUG) costs from the Societal Benefits Clause. A separate NUG charge would be created.

      o Recommended adding an amount, known as a "retail adder," to the proposed market-based energy credit on customers' bills to give customers who choose another energy supplier credits for more than the market price for power.

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

      Hearings at the BPU addressing other restructuring issues such as market power, functional separation and consumer protection concluded on May 28, 1998. Briefs have been filed by the parties in these hearings. As previously discussed, these generic issues are expected to be decided shortly after the March 31, 1999 BPU Order.

SETTLEMENT OF CERTAIN REGULATORY ISSUES

      By Order dated December 31, 1996 (December 31st Order), the BPU approved a settlement among PSE&G, the staff of the BPU (Staff) and the New Jersey Division of Ratepayer Advocate (Ratepayer Advocate) addressing (1) the cost impact of the 1995 shutdown of Salem Nuclear Generating Station (Salem) Units 1 and 2 (Salem 1 and 2), including the "used and useful" issue related to the units through December 31, 1998; (2) the recovery of certain replacement power costs associated with the 1994 Salem 1 outage; and (3) the recovery of capacity costs associated with PSE&G's power purchases from cogeneration producers through December 31, 1998. Under the December 31st Order, PSE&G recorded a charge of $83.9 million for bill credits to electric customers who received credits in January and February 1997. PSE&G also agreed to forego recovery of $12 million associated with energy costs that previously had been deferred. The resulting after-tax earnings loss of $62 million or 26 cents per share of PSEG Common Stock was previously recorded ($59 million or 25 cents per share in the third quarter of 1996 and $3 million or 1 cent per share in 1995).

      Under the terms of the December 31st Order, Salem 1 and 2 continued in base rates without being subject to further refund and PSE&G assumed all nuclear and fossil generating fuel and performance risks, including replacement power costs associated with the Salem, Hope Creek Generating Station (Hope Creek) and Peach Bottom Atomic Power Station (Peach Bottom) nuclear stations from January 1, 1997 through December 31, 1998. The BPU's nuclear performance standard (NPS) did not apply to PSE&G from January 1, 1996 through December 31, 1998. In addition, the energy component of PSE&G's LEAC was fixed at its then existing level with no increase to customers until at least January 1999 with PSE&G responsible for all risks associated with fuel prices. Any underrecovered or overrecovered LEAC balance existing on December 31, 1998 would not be considered in any LEAC review subsequent to that date. Any overrecovery at that date would be applied to reduce any potential stranded costs and any underrecovered balance will be charged to income in the period identified. For an update on the current status of the LEAC, see Note 3. Regulatory Assets and Liabilities.

      The December 31st Order provided PSE&G the opportunity, but no guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover the December 31, 1996 underrecovered LEAC energy balance of $151 million without any change in the current energy component of the LEAC charge. This balance was fully recovered and the overrecovery of $39 million at December 31, 1998 is being carried as a regulatory liability to offset stranded costs.

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

      Through separate letter agreements, PSE&G and the Ratepayer Advocate agreed on a commitment by PSE&G to provide financial assistance toward economic growth and development in New Jersey. This commitment, which runs through December 31, 1999, has four key elements. First, PSE&G created a $30 million revolving economic development fund with emphasis on stimulating jobs and developing high technology projects in urban areas. Second, PSE&G will continue to provide incentives to encourage local public housing authorities to replace up to 4,000 refrigerators a year. Third, PSE&G committed $1 million to develop a fund to provide innovative assistance to low income residents who are having difficulty paying energy bills. Finally, PSE&G committed to developing a computer system which has been developed to assist low income residents in identifying government and community programs from which they would be eligible to receive benefits.

      On November 10, 1998, the BPU requested PSE&G to identify its intention with regard to a new LEAC filing before the BPU, in accordance with the December 31st Order. On November 20, 1998, PSE&G responded and addressed the issue of a new LEAC by stating that it intends to follow its Energy Master Plan filing, wherein it proposed to discontinue the LEAC effective with the commencement of retail electric competition. PSE&G intends to continue the utilization of deferred accounting for the LEAC until commencement of customer choice. Assuming that retail access will commence on or about August 1, 1999, as mandated in the Energy Competition Act, any overrecovery that exists as of that date would be utilized as an offset to the proposed $3.9 billion of stranded costs. As of December 31, 1998, PSE&G established a deferred regulatory liability in the amount of $39 million which represents an overrecovery of LEAC fuel costs, to be applied as an offset to stranded costs.

ELECTRIC LEVELIZED ENERGY ADJUSTMENT CLAUSE (LEAC)/DEMAND SIDE ADJUSTMENT FACTOR
(DSAF)

      As discussed above, the December 31st Order fixed the energy component of the LEAC as of December 31, 1996. Additionally, under PSE&G's Energy Master Plan proposal, if approved, the LEAC would be discontinued. Certain components of the LEAC would become part of the societal benefits clause under PSE&G's proposal. No assurances can be given as to the outcome of the Energy Master Plan Proceedings. For further discussion, see Note 3. Regulatory Assets and Liabilities and Note 11. PSE&G Nuclear Decommissioning.

      On February 24, 1997, PSE&G requested an annualized increase of $151.8 million in the DSAF component of the LEAC effective for the period from May 1997 through December 1998, representing an increase on a typical residential bill of approximately 3.5%. The request included recovery of electric demand side management (DSM)/conservation costs related to BPU approved programs and would raise rates to a level sufficient to recover such costs incurred through December 31, 1998. On April 1, 1998, the BPU approved $150.8 million of PSE&G's requested increase. This increase was effective for service rendered on or after April 3, 1998. The Division of the Ratepayer Advocate has appealed the BPU's order, seeking to overturn the BPU's decision. Initial Briefs on Appeal were filed on October 14, 1998. PSE&G cannot predict the outcome of that appeal. If such an appeal is successful, there could be a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      At December 31, 1998, PSE&G had an underrecovered balance, including interest, of approximately $150 million related to these programs. Such amount is included in Deferred Debits on PSE&G's balance sheet.

      PSE&G's most recent DSM Resource Plan (1995 Plan) was approved by the BPU in 1995 and was designed to encourage investment in energy-saving DSM activities. BPU approval of the 1995 Plan included a requirement to file the next DSM Plan by July 1, 1997. In April of 1997 PSE&G filed a request with the BPU to extend the 1995 Plan for one year and to defer filing the next DSM Plan until July 1, 1998, which requests were granted with the condition that the Core Programs would continue until the next DSM Plan was approved. The BPU further directed that PSE&G also extend existing project acceptance and in-service deadline dates by one year. On June 29, 1998, PSE&G filed with the BPU the 1999 Interim Demand Side Management Plan which included Core programs and the Standard Offer, and hearings on the filing were conducted. No action has been taken by the BPU leaving no mechanism open at this time for the accepting of new Standard Offer project proposals. It is anticipated that there will be BPU action on the 1999 Interim Plan in the near future, but PSE&G cannot predict the outcome of such action.

      The Energy Competition Act provides for the continued ability to recover costs related to the DSM programs through a societal benefits charge initially set at the level in rates for DSM cost recovery in place on February 9, 1999. Within the subsequent twelve months, the BPU is required to complete a statewide comprehensive resource analysis of energy efficiency and renewable energy programs and determine the appropriate level of funding for each utility based on this analysis. PSEG and PSE&G cannot predict the final outcome of DSM and other mandated societal costs recovery under the Energy Master Plan Proceedings. Inability to recover such amounts could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. For further discussion of the potential impact on PSEG and PSE&G of the Energy Master Plan Proceedings, see New Jersey Energy Master Plan Proceedings.

LEVELIZED GAS ADJUSTMENT CLAUSE (LGAC)

      On July 10, 1998, PSE&G filed a motion with the BPU requesting a $27 million annual increase in its LGAC for the period October 1, 1998 to September 30, 1999, representing an increase on a typical residential bill of approximately 2.8%. Also included in the revised LGAC rate is an increase in the Remediation Adjustment Clause (RAC) component, a decrease in the Demand Side Adjustment Factor (DSAF) and a request to change, on a monthly basis, the over/under collection component of the LGAC rate for residential customers. On October 15, 1998, PSE&G, BPU Staff and the Ratepayer Advocate executed an Interim Stipulation which allows the filed LGAC rates to become effective, subject to refund. On November 4, 1998, the BPU approved an Order adopting the Interim Stipulation.

      On December 22, 1998, the Board approved a Final Stipulation in the LGAC which provided for the following:

      1)    All previously approved interim rates became final.

      2) All margins (prospectively) from PSE&G's participation in the New Jersey Natural Gas Company (New Jersey Natural) residential unbundling pilot program were to be returned 100% to PSE&G's firm gas customers.

      3) PSE&G was allowed to hedge up to 115bcf (approximately 80%) of its residential gas supply through physical or financial transactions, with a limit on the financial transactions of 75% of the total to be hedged.

      4) The LGAC rate can now be changed (increased or decreased) monthly, within certain limits, during November through April to reflect changes in the projected over/under collection.

      On November 14, 1997, PSE&G filed its 1997/98 LGAC petition with the BPU requesting a $45 million increase on an annual basis in its LGAC for the period January 1, 1998 to December 31, 1998. This increase, as filed, amounts to approximately 4.8% on a typical residential bill. Public hearings were held on February 3, 1998. On February 18, 1998, the BPU approved a Stipulation agreed to by the parties in the proceeding. The Stipulation provided for an interim increase in LGAC revenues of approximately $31 million, excluding State sales and use tax. This represents an increase of 3.5% on a typical residential bill. On June 26, 1998, an Order was executed by the BPU making the terms of the interim Stipulation final, without modification.

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

      On July 10, 1998, PSE&G filed a motion before the BPU requesting a $1.5 million annual increase in its RAC for the period August 1, 1997 to July 31, 1998, representing an increase on a typical residential bill of approximately 0.03%. On November 4, 1998, the BPU issued an Order approving the rate increase on an interim basis, subject to refund. On December 22, 1998, the BPU approved the rate increase on a final basis.

      The Energy Competition Act provides for the continued ability to recover costs related to the Remediation Program through a societal benefits charge. No assurances can be given as to the outcome of the Energy Master Plan Proceedings.

CONSOLIDATED TAX BENEFITS

      In a case affecting another utility in which neither PSEG nor PSE&G were parties, the BPU considered the extent to which tax savings generated by non-utility affiliates included in the consolidated tax return of that utility's holding company should be considered in setting that utility's rates. In 1992, the BPU approved an order in such case treating certain consolidated tax savings generated after June 30, 1990 by that utility's non-utility affiliates as a reduction of its rate base. Also in 1992, the BPU issued an order resolving PSE&G's 1992 base rate proceeding without separate quantification of the consolidated tax issue. Such order did not provide final resolution of the consolidated tax issue for any subsequent base rate filing. While PSEG continues to account for its two wholly-owned subsidiaries on a stand-alone basis, resulting in a realization of tax benefits by the entity generating the benefit, an ultimate unfavorable resolution of the consolidated tax issue could reduce PSE&G's and PSEG's revenues, net income or net cash flows. In addition, an unfavorable resolution may adversely impact PSEG's non-utility investment strategy. PSEG believes that PSE&G's taxes should be treated on a stand-alone basis for rate-making purposes, based on the separate nature of the utility and non-utility businesses. The issue of PSEG sharing the benefits of consolidated tax savings with PSE&G or its ratepayers was addressed by the BPU in its July 28, 1996 letter which informed PSE&G that the issue of consolidated tax savings can be discussed in the context of PSE&G's next base rate case or plan for an alternative form of regulation. However, neither PSEG nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidation of tax benefits in future rate proceedings.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (OPEB)

      On October 21, 1998, the BPU ordered PSE&G to fund in an external trust its annual OPEB obligation to the maximum extent allowable under Section 401(h) of the Internal Revenue Code. For 1998, the amount funded was $12 million. Remaining OPEB costs will not be funded in an external trust.

OTHER REGULATORY ISSUES

      NON-UTILITY GENERATION BUYDOWN

      PSE&G is seeking to restructure certain of its BPU approved contracts with NUGs, which are estimated to be $1.6 billion above assumed future market prices. Under Federal and State regulations, utilities have been required to enter into long-term power purchase agreements with NUGs at prices which have subsequently proven to be above market. In June 1998, PSE&G and the Union County Utilities Authority (UCUA) announced an agreement to amend their Power Purchase and Interconnection Agreement and in July 1998, the BPU approved this amendment. Under this amendment, PSE&G has paid UCUA a lump sum amount of $7.75 million in exchange for a $15.6 million savings to ratepayers on a net present value basis. The payment of $7.75 million by PSE&G is being recovered through the LEAC and is expected to continue to be recovered through successor mechanisms to be determined by the outcome of the Energy Master Plan Proceedings as to which no assurances can be given.

      ORDER ADOPTING AUCTION STANDARDS

      On June 16, 1998, the BPU adopted standards applicable to the auction processes being used by two other New Jersey utilities to divest themselves of certain of their generating plants by sale to unrelated entities. At this time, PSEG's strategy is to retain its generation assets. The BPU order adopting these auction standards indicated that the standards would be reviewed and possibly modified if deemed appropriate. Should PSE&G decide or be required to sell its generation assets, PSE&G would determine at such time whether to seek such review or modification.

      INTERIM COMPETITIVE TRANSITION CHARGE (ICTC)

      In September 1996, PSE&G filed a petition with the BPU to establish an ICTC which is designed to recover stranded costs which will result from a customer leaving PSE&G's system as a full requirements customer. The Energy Competition Act does not require that on-site generators pay any fees equivalent to the societal benefits charge or recovery of utility stranded costs (market transition charge or transition bond charges) provided that the energy load served by the on-site generators does not reduce the utility's distributed kilowatt hours below 92.5% of the kilowatt hours distributed by the utility in 1999. If that trigger is exceeded, then on-site generators will pay such charges. PSE&G cannot predict the impact this may have on its financial condition, results of operations and net cash flows.

      GAS UNBUNDLING

      PSE&G's unbundled gas transportation tariffs, which have been in place since 1994, allow any nonresidential customer, regardless of size, to purchase its own gas, transport it to PSE&G and require PSE&G to deliver such gas to the customer's facility. Under the Energy Competition Act, utilities are required to offer all of their customers the choice to buy the gas commodity from alternate suppliers by December 31, 1999. The Energy Competition Act also applies similar rules to the gas industry as to the electric industry addressing affiliate relations, consumer protections, among others.

      To date, approximately 17,700 commercial and industrial customers, of approximately 180,000 such customers eligible, have elected to utilize unbundled gas service. PSE&G cannot predict, in light of restructuring and with the changes in the law affecting the gross receipts and franchise tax which became effective on January 1, 1998, whether additional customers will use this service. Those changes now apply sales tax to sales by marketers, putting a similar tax burden on them as borne by PSE&G (see NJGRT Reform below).

      In April 1997, the BPU approved PSE&G's proposal for a residential gas unbundling pilot program (SelectGas), which allowed approximately 65,000 residential natural gas customers, out of a total of 1.4 million residential gas customers, to participate in the competitive marketplace effective May 1, 1997. On April 30, 1998, PSE&G filed a report with the BPU on SelectGas and proposed refinements for a permanent residential gas unbundling program (SelectGas Plus). Under SelectGas Plus, as proposed, a total of 300,000 residential customers would be permitted to choose their gas supplier on a first-come, first-served basis. This expanded program would commence sixty days after a BPU order authorizing this program. PSE&G's proposal would permit its remaining residential customers to choose their gas supplier by July 1, 1999 or such alternate date as may be established by the BPU. On December 22, 1998, PSE&G, the BPU and the Ratepayer Advocate executed an Interim Stipulation for Phase I of PSE&G's Residential Gas Transportation Program (Program). In accordance with the Interim Stipulation, residential customers would not be eligible to register (sign-up) for the Program until 60 days after the BPU's Energy Master Plan Proceedings written order. The Interim Stipulation mandates that residential customers who return to PSE&G's bundled sales service after a designated period would be served gas which is market- priced under PSE&G's Market Price Gas Service (MPGS) tariff.

      PSE&G also participates in a retail pilot program of the New Jersey Natural Gas Company (New Jersey Natural) to provide unbundled gas transportation to former residential customers of New Jersey Natural. PSE&G has enrolled over 1,700 former residential gas customers of New Jersey Natural.

      Current transportation rate schedules produce the same non-fuel revenue per therm as existing sales tariff rate schedules. Thus, to date, PSE&G's earnings have been unaffected by whether the customers remain on sales tariffs or convert to transportation service. PSEG's indirect subsidiary, Energy Technologies, provides non-utility gas marketing services operating in New Jersey and several other states.

      NEW JERSEY GROSS RECEIPTS AND FRANCHISE TAX (NJGRT) REFORM

      For a discussion of New Jersey energy tax reform and its impact on the NJGRT, see Note 12. Income Taxes.

NOTE 3. REGULATORY ASSETS AND LIABILITIES

      Regulatory assets and liabilities are recorded in accordance with the provisions of SFAS 71. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which are being amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be charged or credited to income. Through 1998 and into 1999, PSE&G continues to meet the requirements for application of SFAS 71. Once the BPU issues its March 31, 1999 order in the Energy Master Plan Proceedings, PSE&G will no longer meet the requirements for application of SFAS 71 for its then deregulated operations. It is expected that the existing regulatory assets, listed below, will continue in the regulated portion of PSE&G's business and will continue to be subject to SFAS 71.

      At December 31, 1998 and 1997, PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                  DECEMBER 31,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------
REGULATORY ASSETS                            (MILLIONS OF DOLLARS)

SFAS 109 Income Taxes                       $      704   $      725
OPEB Costs                                         270          289
Demand Side Management Costs                       150          116
Environmental Costs                                139          122
Unamortized Loss on Reacquired Debt and
Debt Expense                                       135          135
Decontamination and Decommissioning Costs           39           43
Underrecovered Gas Costs                            35           76
Plant and Regulatory Study Costs                    32           34
Repair Allowance Tax Deficiencies and
  Interest                                          26           --
Property Abandonments                               21           37
Oil and Gas Property Write-Down                     21           26

Underrecovered Electric Energy Costs                --           91
Other                                                7           --
                                            ----------   ----------
Total Regulatory Assets                     $    1,579   $    1,694
                                            ==========   ==========
REGULATORY LIABILITIES
Overrecovered Electric Energy Costs         $       39   $       --
Other Stranded Cost Recovery Offsets                 4           --
                                            ----------   ----------
Total Regulatory Liabilities                $       43   $       --
                                            ==========   ==========


UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE: Represents bond issuance costs, premiums, discounts and losses on reacquired long-term debt.

OPEB COSTS: Includes costs associated with adoption of SFAS 106 which were deferred in accordance with EITF Issue 92-12. Beginning January 1, 1998, PSE&G commenced the amortization of the regulatory asset over 15 years.

ENVIRONMENTAL COSTS: Represents environmental costs which are probable of recovery in future rates.

UNDERRECOVERED ELECTRIC ENERGY COSTS/OVERRECOVERED ELECTRIC ENERGY COSTS: PSE&G had the opportunity, but no guarantee, during the period January 1, 1997 through December 31, 1998, to fully recover its December 31, 1996 underrecovered LEAC balance of $151 million without any change in the current energy component of the LEAC charge. At December 31, 1998, PSE&G has fully recovered its December 31, 1996 underrecovered LEAC balance. The LEAC is in an overrecovered position of $39 million at December 31, 1998. This overrecovered amount will be used to offset stranded costs per the BPU's December 31st Order in the Salem settlement. PSE&G continues to follow deferred accounting treatment for the LEAC until the BPU rules on PSE&G's Energy Master Plan proposal. The potential discontinuance of the LEAC which may result from the Energy Master Plan Proceedings may cause increased earnings volatility since PSE&G will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. No assurances can be given as to the outcome of the New Jersey Energy Master Plan Proceedings.

SFAS 109 INCOME TAXES: Represents regulatory asset related to the implementation of SFAS 109, "Accounting for Income Taxes" in 1993. For further discussion including flow-through impacts, see Note 12. Income Taxes.

DEMAND SIDE MANAGEMENT COSTS: Recoveries of DSM/conservation costs (related to BPU-approved programs) are determined by the BPU. PSE&G's deferred DSM balance as of December 31, 1998 and 1997, respectively, reflects underrecovered/(overrecovered) costs as follows:

                               DECEMBER 31,
                          --------------------
                            1998        1997
                          --------    --------
                          (MILLIONS OF DOLLARS)
Deferred DSM (Including
  Interest)--Electric     $    151    $    122
Deferred DSM (Including
  Interest)--Gas                (1)         (6)
                          --------    --------
    Total                 $    150    $    116
                          ========    ========

DECONTAMINATION AND DECOMMISSIONING COSTS: Represents amounts related to decontamination and decommissioning at Federal government sites which are probable of recovery in future rates.

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

REPAIR ALLOWANCE TAX DEFICIENCIES AND INTEREST: Represents Federal income tax deficiencies and interest thereon applicable to deductions under the repair allowance provisions of the Internal Revenue Code, disallowed upon IRS audit. The BPU has allowed recovery of these costs in rates.

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

NOTE 4. LONG-TERM INVESTMENTS

      Long-Term Investments are primarily those of Energy Holdings.

                                                 DECEMBER 31,
                                           -----------------------
                                              1998         1997
                                           ----------   ----------
                                            (MILLIONS OF DOLLARS)
Lease Agreements (see Note 5
   Leasing Activities):
   Leveraged Leases .....................  $    1,393   $    1,143
   Direct and Other Financing Leases ....          --            4
                                           ----------   ----------
      Total .............................       1,393        1,147
                                           ----------   ----------
Partnerships:
   General Partnerships .................          72          142
   Limited Partnerships .................         522          534
                                           ----------   ----------
      Total .............................         594          676
                                           ----------   ----------

Corporate Joint Ventures ................         879          885
Securities ..............................          21           28
Other Investments .......................         147          137
                                           ----------   ----------
      Total Long-Term Investments .......  $    3,034   $    2,873
                                           ==========   ==========

      Resources' leveraged leases are reported net of principal and interest on non-recourse loans, unearned income and deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive.

      Partnership investments and corporate joint ventures are those of Resources, Global and EGDC.

      Other Investments, above, relate primarily to Public Service Conservation Resources Corporation (PSCRC), which at December 31, 1998 was a wholly-owned subsidiary of PSE&G. On January 1, 1999, PSCRC was transferred to Energy Technologies, a wholly-owned subsidiary of Energy Holdings. PSCRC's investment in DSM projects had balances at December 31, 1998 and 1997 of approximately $72 million and $84 million, respectively.

NOTE 5. LEASING ACTIVITIES

AS LESSOR

      Resources' net investments in leveraged leases are composed of the following elements:

                                    DECEMBER 31, 1998      DECEMBER 31, 1997
                                  ---------------------  ---------------------
                                  (MILLIONS OF DOLLARS)  (MILLIONS OF DOLLARS)

                                        LEVERAGED              LEVERAGED
                                          LEASES                 LEASES
                                        ----------             ----------
Lease rents receivable ............     $    1,921             $    1,498
Estimated residual value ..........            665                    635
                                        ----------             ----------
                                             2,586                  2,133
Unearned and deferred income ......         (1,193)                  (990)
                                        ----------             ----------
    Total investments . ...........          1,393                  1,143
Deferred taxes ....................           (731)                  (670)
                                        ----------             ----------
    Net investments ...............     $      662             $      473
                                        ==========             ==========

   Resources' other capital leases are with various regional, state and city authorities for transportation equipment and aggregated $0 million and $4 million as of December 31, 1998 and 1997, respectively.

NOTE 6. SCHEDULE OF CONSOLIDATED CAPITAL STOCK AND OTHER SECURITIES

                                                                                   CURRENT
                                                                                  REDEMPTION
                                                               OUTSTANDING           PRICE        DECEMBER 31,      DECEMBER 31,
                                                                  SHARES           PER SHARE          1998              1997
                                                               -----------        ----------      ------------      ------------
                                                                                                       (MILLIONS OF DOLLARS)
PSEG Common Stock (no par) (A)
   Authorized 500,000,000 shares; issued and
   outstanding at December 31, 1998, 226,643,508
   shares; at December 31, 1997, 231,957,608 shares
   and at December 31, 1996, 233,470,291 shares ........                                                $3,396            $3,603

PSEG Preferred Securities (B)
   PSEG Quarterly Guaranteed Preferred Beneficial
   Interest in PSEG's Subordinated Debentures
   (D) (E) (G) (I)
     7.44%   ...........................................         9,000,000                --              $225               $--
     Floating Rate .....................................           150,000                --               150                --
     7 1/4%   ..........................................         6,000,000                --               150                --
                                                                                                  ------------      ------------
     Total Quarterly Guaranteed Preferred Beneficial
     Interest in PSEG's Subordinated Debentures ........                                                  $525               $--
                                                                                                  ============      ============
PSE&G Preferred Securities
   PSE&G Cumulative Preferred Stock (C) without
   Mandatory Redemption (D) $100 par value series
     4.08%   ...........................................           146,221            103.00               $15               $15
     4.18%   ...........................................           116,958            103.00                12                12
     4.30%  ............................................           149,478            102.75                15                15
     5.05%  ............................................           104,002            103.00                10                10
     5.28%  ............................................           117,864            103.00                12                12
     6.92%  ............................................           160,711                --                16                16
   $25 par value series
     6.75%  ............................................           600,000                --                15                15
                                                                                                  ============      ============
   Total Preferred Stock without Mandatory Redemption ..                                                   $95               $95
                                                                                                  ============      ============
     With Mandatory Redemption (D) (E) $100
     par value series
     5.97%  ............................................           750,000            102.99               $75               $75
                                                                                                  ============      ============
   Total Preferred Stock with Mandatory Redemption .....                                                   $75               $75
                                                                                                  ============      ============
   PSE&G Monthly Guaranteed Preferred Beneficial
   Interest in PSE&G's Subordinated Debentures
   (D) (E) (H)
     9.375%  ...........................................         6,000,000                --              $150              $150
     8.00%  ............................................         2,400,000                --                60                60
                                                                                                  ------------      ------------
     Total Monthly Guaranteed Preferred Beneficial
     Interest in PSE&G's Subordinated Debentures .......                                                  $210              $210
                                                                                                  ============      ============
   PSE&G Quarterly Guaranteed Preferred Beneficial
   Interest in PSE&G's Subordinated Debentures
   (D) (E) (F) (H)
     8.625%     ........................................         8,320,000                --              $208              $208
     8.125%     ........................................         3,800,000                --                95                95
                                                                                                  ------------      ------------
     Total Quarterly Guaranteed Preferred Beneficial
     Interest in PSE&G's Subordinated Debentures .......                                                  $303              $303
                                                                                                  ============      ============

(A) On September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the Energy Competition Act and the ALJ's decision, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of its common stock (Common Stock). Under the authorization, repurchases were made in the open market at the discretion of PSEG. The repurchased shares have been held as treasury stock. At December 31, 1998, PSEG had repurchased 5,314,100 shares of Common Stock at a cost of approximately $207 million, under this authorization. As of February 8, 1999, PSEG had repurchased a total of 10 million shares at a cost of approximately $391 million under this program.

      In July 1996, PSEG initiated a Common Stock repurchase program. As of December 31, 1996, 11,227,639 shares had been repurchased for $307 million. The program concluded on January 17, 1997. The total number of shares repurchased under the program was 12,740,322 at a cost of $350 million.

      Total authorized and unissued shares include 7,302,488 shares of PSEG Common Stock reserved for issuance through PSEG's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 1998 and 1997, no shares of PSEG Common Stock were issued or sold through these plans.

(B) PSEG has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) At December 31, 1998, there were aggregates of 5,954,766 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being revived from time to time.

(D) At December 31, 1998 and 1997, the annual dividend requirement and embedded dividend rate for Preferred Stock without mandatory redemption was $10,886,758 and 5.18%, respectively, and for Preferred Stock with mandatory redemption was $4,477,500 and 6.02%, respectively.

      At December 31, 1998 and 1997, the annual dividend requirement and embedded cost of the Monthly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) was $18,862,500 and 5.50% and $18,862,500 and 6.04%, respectively.

      At December 31, 1998 and 1997, the annual dividend requirement of the Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) and their embedded costs were $25,658,750 and 5.18% and $25,658,750 and 5.70%, respectively.

      At December 31, 1998, the annual dividend requirement of PSEG's Trust Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures) and their embedded costs were $38,433,000 and 4.91%, respectively. There were no Trust Preferred Securities at PSEG at December 31, 1997.

(E)   For information concerning fair value of financial instruments, see Note
      8. Financial Instruments and Risk Management.

(F) In February 1997, PSE&G Capital Trust II issued $95 million of 8.125% Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures.

(G) In January 1998, Enterprise Capital Trust I issued $225 million of 7.44% Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures. In June 1998, Enterprise Capital Trust II issued $150 million of Floating Rate Capital Securities with a Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures. The Floating Rate Capital Securities were offered to Institutional Investors at an annual rate equal to 3-month LIBOR plus 1.22%, determined quarterly. PSEG entered into an interest rate swap agreement which effectively fixes the rate on this issue for 10 years at 7.2%. In July 1998, Enterprise Capital Trust III issued $150 million of 7.25% Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures.

(H) PSE&G Capital L.P., PSE&G Capital Trust I and PSE&G Capital Trust II were formed and are controlled by PSE&G for the purpose of issuing Monthly and Quarterly Income Preferred Securities (Monthly and Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). The proceeds were loaned to PSE&G and are evidenced by PSE&G's Deferrable Interest Subordinated Debentures. If and for as long as payments on PSE&G's Deferrable Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indentures related thereto or its guarantees thereof, PSE&G may not pay any dividends on its common and preferred stock. The Subordinated Debentures and the indentures constitute a full and unconditional guarantee by PSE&G of the Preferred Securities issued by the partnership and the trusts.

(I) Enterprise Capital Trust I, Enterprise Capital Trust II and Enterprise Capital Trust III were formed and are controlled by PSEG for the purpose of issuing Quarterly Trust Preferred Securities (Quarterly Guaranteed Preferred

      Beneficial Interest in PSEG's Subordinated Debentures). The proceeds were loaned to PSEG and are evidenced by PSEG's Deferrable Interest Subordinated Debentures. If and for as long as payments on PSEG's Deferrable Interest Subordinated Debentures have been deferred, or PSEG has defaulted on the indentures related thereto or its guarantees thereof, PSEG may not pay any dividends on its common and preferred stock. The Subordinated Debentures and the indentures constitute a full and unconditional guarantee by PSEG of the Preferred Securities issued by the trusts.

NOTE 7. SCHEDULE OF CONSOLIDATED DEBT

LONG-TERM                                                                         DECEMBER 31,
                                                                         -------------------------------
INTEREST RATES                                            MATURITY           1998              1997
--------------                                           -----------     ------------     --------------
                                                                             (MILLIONS OF DOLLARS)
PSEG
Extendible Notes (A)
LIBOR plus 0.75% - 0.78%                                 2000.......          $275                $--
                                                                         ------------     --------------
     Total Long-Term Debt of PSEG...................................          $275                $--
                                                                         ============     ==============
PSE&G
First and Refunding Mortgage Bonds (B)
6.00%                                                    1998.......           $--               $100
8.75%                                                    1999.......           100                100
6.00%-7.625%                                             2000.......           635                635
7.875%                                                   2001.......           100                100
6.125%                                                   2002.......           300                300
6.875%-8.875%                                            2003.......           300                300
6.25%-9.125%                                             2004-2007..           750                750
6.80%-6.90%                                              2008-2012..             3                  3
Variable                                                 2008-2012..            66                 66
6.75%-7.375%                                             2013-2017..           375                375
6.45%-9.25%                                              2018-2022..           139                139
Variable                                                 2018-2022..            14                 14
5.20%-7.50%                                              2023-2027..           573                568
5.45%-6.55%                                              2028-2032..           499                499
Variable                                                 2028-2032..            25                 25
5.00%-8.00%                                              2033-2037..           160                160
Medium-Term Notes
8.10%-8.16%                                              2008-2012..            60                 60
7.04%                                                    2018-2022..             9                  9
7.15%-7.18%                                              2023-2027..            41                 41
                                                                         ------------     --------------
   Total First and Refunding Mortgage Bonds.........................         4,149              4,244
                                                                         ------------     --------------
Unsecured Bonds (C)
6.00%                                                    1998.......            --                 18
Variable                                                 2027.......            19                 19
                                                                         ------------     --------------
   Total Unsecured Bonds............................................            19                 37
                                                                         ------------     --------------
Principal Amount Outstanding (D)....................................         4,168              4,281
Amounts Due Within One Year (E).....................................          (100)              (118)
Net Unamortized Discount............................................           (23)               (37)
                                                                         ------------     --------------
   Total Long-Term Debt of PSE&G (F)................................        $4,045             $4,126
                                                                         ============     ==============
ENERGY HOLDINGS
PSEG CAPITAL
Senior Notes (G)
9.875%--10.05%                                           1998.......           $--                $38
Medium-Term Notes
9.00%                                                    1998.......            --                 75
8.95%-9.93%                                              1999.......           155                155
6.54%                                                    2000.......            78                 78
6.74%                                                    2001.......           135                135
6.80%-7.00%                                              2002.......           130                130
                                                                         ------------     --------------
Principal Amount Outstanding (D)....................................           498                611
Amounts Due Within One Year (E).....................................          (155)              (113)
Net Unamortized Discount............................................            (2)                (2)
                                                                         ------------     --------------
   Total Long-Term Debt of PSEG Capital.............................           341                496
                                                                         ------------     --------------
FUNDING (H)
9.95%                                                    1998.......            --                 83
7.58%                                                    1999.......            45                 45
                                                                         ------------     --------------
Principal Amount Outstanding (D)....................................            45                128

Amounts Due Within One Year (E).....................................           (45)               (83)
                                                                         ------------     --------------
   Total Long-Term Debt of Funding..................................            --                 45
                                                                         ------------     --------------
GLOBAL
Non-recourse Debt (I)
7.721% - Bank Loan                                       1999.......            87                 87
13.23% - Bank Loan                                       2002.......           123                135
14.00% - Minority Interest Loan                          2027.......            10                 10
                                                                         ------------     --------------
Principal Amount Outstanding (D)....................................            220               232
Amounts Due Within One Year.........................................          (118)               (26)
                                                                         ------------     --------------
     Total Long-Term Debt of Global.................................            102               206
                                                                         ------------     --------------
     Total Long-Term Debt of Energy Holdings........................           $443              $747
                                                                         ============     ==============
        Consolidated Long-Term Debt (J).............................         $4,763            $4,873
                                                                         ============     ==============

(A) In November 1998, PSEG issued Series A and B of Extendible Notes due November 2000 totaling $275 million. Series A in the amount of $100 million pays interest at LIBOR plus 0.75%, reset quarterly, and will be automatically tendered to the remarketing agent for remarketing on May 24, 1999. Series B in the amount of $175 million pays interest at LIBOR plus 0.78%, reset quarterly, and will be automatically tendered to the remarketing agent for remarketing on November 22, 1999. At December 31, 1998, the interest rates on Series A and B were 6.00% and 6.03%, respectively.

(B) PSE&G's Mortgage, securing the Bonds, constitutes a direct first mortgage lien on substantially all PSE&G's property and franchises.

      During 1998, PSE&G reacquired on the open market $242 million of its 7.50% Series OO First and Refunding Mortgage Bonds (Bonds). In May 1998, PSE&G issued $250 million of its 6.375% Remarketable Series YY Bonds due 2023, Mandatorily Tendered 2008. PSE&G also entered into a Remarketing Agreement with a third party that granted the third party the option to call and remarket the Series YY Bonds on May 1, 2008 for the remaining term of the Series YY Bonds. In January 1998, $100 million of PSE&G's 6.00% Bonds, Series NN, matured.

(C)   On July 1, 1998, $18 million of PSE&G's 6% Unsecured Bonds matured.

(D)   For information concerning fair value of financial instruments, see Note
      8. Financial Instruments and Risk Management.

(E) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1998 are as follows:

                  SINKING
                   FUNDS                                      MATURITIES
                   -----       ----------------------------------------------------------------------------
                                                         PSEG
    YEAR           GLOBAL        PSEG        PSE&G      CAPITAL       FUNDING        GLOBAL         TOTAL
------------     ----------    ---------  ----------- ------------  ------------  ------------  -----------
1999........           $31           --        $100         $155           $45           $87          $418
2000........            31         $275         635           78            --            --         1,019
2001........            31           --         100          135            --            --           266
2002........            30           --         300          130            --            --           460
2003........            --           --         300           --            --            --           300
                               ---------  ------------------------  ------------  ------------  -----------
                      $123         $275      $1,435         $498           $45           $87        $2,463
                               =========  ========================  ============  ============  ===========

(F) At December 31, 1998 and 1997, PSE&G's annual interest requirement on long-term debt was $282 million and $291 million, of which $274 million and $283 million, respectively, was the requirement for Bonds. The embedded interest cost on long-term debt on such dates was 7.35% and 7.44%, respectively. The embedded interest cost on long-term debt due within one year at December 31, 1998 was 8.83%.

(G) PSEG Capital has provided up to $750 million debt financing for Energy Holdings' businesses, except Energy Technologies, on the basis of a net worth maintenance agreement with PSEG. Effective January 31, 1995, PSEG Capital has limited its borrowings to no more than $650 million.

(H) Funding provides debt financing for Resources, Global and their subsidiaries on the basis of an unconditional guarantee from Energy Holdings.

(I) Global's projects are generally financed with non-recourse debt at the project level, with the balance in the form of equity investments by the partners in the project. The non-recourse debt shown in the above table is that of two consolidated subsidiaries which have equity investments in distribution facilities in Argentina and Brazil. Global's capital at risk on the projects is limited to its original equity investment. The non-recourse debt, through the process of consolidation, appears as long-term debt and long-term investments in PSEG's consolidated balance sheets.

(J) At December 31, 1998 and 1997, the annual interest requirement on long-term debt was $365 million and $378 million, of which $274 million and $283 million, respectively, was the requirement for Bonds. The embedded interest cost on long-term debt on such dates was 7.32% and 7.64%, respectively.

      PSEG

      At December 31, 1998, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At December 31, 1998 and 1997, PSEG had a $25 million and $75 million uncommitted line of credit, respectively, with a bank. At December 31, 1998, PSEG had no debt outstanding under these facilities. The weighted-average, short-term debt rate of PSEG was 5.6%, 6.2% and 5.7% for the years ended December 31, 1998, 1997 and 1996, respectively.

      PSE&G

                                                                                 1998         1997       1996
                                                                                 ----         ----       ----
                                                                                     (MILLIONS OF DOLLARS)
Principal amount outstanding at year end, primarily commercial paper.......      $850       $1,106       $638
Weighted average interest rate for short-term debt at year end.............      5.91%        6.07%      5.70%

      PSE&G has authorization from the BPU to issue and have outstanding not more than $1.5 billion of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders. This authorization expires January 4, 2000.

      PSE&G has a $1.3 billion commercial paper program (Program) supported by a $650 million revolving credit agreement expiring in June 1999 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks. As of December 31, 1998 and 1997, PSE&G had $655 million and $952 million, respectively, outstanding under the Program, which amounts are included in the table above. As of December 31, 1998, there was no debt outstanding under the revolving credit agreements.

      PSE&G has $150 million in uncommitted lines of credit facilities extended by a number of banks to primarily support short-term borrowings, of which $115 million was outstanding on December 31, 1998 and is included in the table above.

      PSE&G had various lines of credit facilities extended by banks to primarily support the issuance of letters of credit. As of December 31, 1998, letters of credit were issued in the amount of $21 million.

      PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1998 and 1997, Fuelco had commercial paper of $80 million outstanding under the commercial paper program, which amounts are included in the table above. As of December 31, 1998, there was no debt outstanding under the revolving credit facility.

      Pursuant to the BPU's authorization of long-term debt, PSE&G has entered into standby financing arrangements with banks totaling $124 million. These facilities support long-term tax-exempt multi-mode mortgage bond financings done through the New Jersey Economic Development Authority, The Pollution Control Financing Authority of Salem County (New Jersey), the York County (Pennsylvania) Industrial Development Authority and the Indiana County (Pennsylvania) Industrial Development Authority. As of December 31, 1998, no amounts were outstanding under such arrangements.

      ENERGY HOLDINGS

                                                                                 1998         1997       1996
                                                                                 ----         ----       ----
                                                                                     (MILLIONS OF DOLLARS)
Principal amount outstanding at year end...................................      $206         $267       $--
Weighted average interest rate for short-term debt at year end.............      6.46%        6.92%       --

      Funding has a $300 million credit facility expiring in July 1999 and a $150 million revolving credit agreement expiring in November 1999. As of December 31, 1998, there was $206 million outstanding under these facilities, which is included in the table above.

NOTE 8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value was determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at the end of 1998 and 1997, respectively. Note that certain events, in connection with the Energy Master Plan Proceedings could trigger certain redemption features of certain PSE&G mortgage bonds which is not reflected in the fair value estimations below, see Note 2. Regulatory Issues.

                                                                                     DECEMBER 31,
                                                            -------------------------------------------------------------
                                                                       1998                            1997
                                                            ---------------------------  --------------------------------
                                                              CARRYING        FAIR          CARRYING           FAIR
                                                               AMOUNT         VALUE          AMOUNT            VALUE
                                                            ------------- -------------  ---------------  ---------------
                                                                               (MILLIONS OF DOLLARS)
Long-Term Debt (A):
     PSEG..................................................        $275          $275              $--              $--
     Energy Holdings.......................................         762           769              969              978
     PSE&G.................................................       4,145         4,389            4,244            4,389
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.................          75            77               75               78
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................         210           213              210              221
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................         303           315              303              316
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures.....................         525           518               --               --

(A) Includes current maturities and interest rate swaps of $44 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended December 31, 1998. Includes current maturities and an interest rate swap of $44 million for Energy Holdings for the period ended December 31, 1997.

      Global had consolidated non-recourse debt of $123 million as of December 31, 1998 which is denominated in the Brazilian Real that is indexed to a basket of currencies including U.S. dollars. As a result, it is subject to foreign currency exchange rate risk due to the effect of exchange rate movements between the indexed foreign currencies and the Brazilian Real and between the Brazilian Real and the U.S. Dollar. Exchange rate changes ultimately impact the debt level outstanding in the denominated currency and result in foreign currency transactions in accordance with current accounting guidance. Any related transaction (losses)/gains resulting from such exchange rate changes are included in determining net income for the period and amounted to $(3) million and $1 million for the years ended December 31, 1998 and 1997, respectively. For more information on foreign operations and the devaluation of foreign currencies, see Note 20. Subsequent Events.

      COMMODITY INSTRUMENTS--PSE&G

      At December 31, 1998 and 1997, PSE&G held or issued instruments that reduce exposure to market fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G currently has levelized energy adjustment clauses, LEAC and LGAC, in place for both electricity and natural gas pursuant to BPU orders. These clauses were established to minimize the impact of major commodity price swings on energy cost to customers. Effective January 1, 1998, the amount included for LEAC under/overrecovery represents the difference between fuel-related revenues and fuel-related expenses which are comprised of the cost of generation and net purchased power at the locational marginal price. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

      Energy commodity futures involve the buying or selling of electricity and natural gas at a fixed price under the provisions of exchange regulations. Energy commodity forwards involve the buying or selling of electricity and natural gas at non-standardized terms that result from direct negotiation between the buyer and the seller. Swap agreements require PSE&G to receive or make payment based on the difference between a specified price and the actual price of the underlying commodity. Energy commodity options provide the right, but not the requirement, to buy or sell energy-related commodities at a fixed price. PSE&G uses these instruments to manage commodity price risk.

      At December 31, 1998, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 1.6 million MWH of electricity and 65.2 million MMBTU of natural gas. At December 31, 1997, PSE&G had outstanding commodity financial instruments with a notional contract quantity of
0.9 million MWH of electricity and 3.7 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk. At December 31, 1998 and 1997, PSE&G had current unrecognized net gains of $5 million and $3 million, respectively, related to commodity instruments.

      NATURAL GAS HEDGING--ENERGY HOLDINGS

      As of December 31, 1998 and 1997, Energy Technologies had outstanding futures contracts to buy natural gas related to fixed-price natural gas sales commitments. Such contracts hedged approximately 90% and 97% of its fixed price sales commitments at December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, Energy Technologies had a net unrealized hedge loss of $5 million and $2 million, respectively.

      NUCLEAR DECOMMISSIONING TRUST FUNDS

      Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying value of these funds of $524 million and $459 million approximates the fair market value as of December 31, 1998 and 1997, respectively.

      EQUITY SECURITIES--ENERGY HOLDINGS

      Resources, a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and partnerships, in which Resources is a limited partner, which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The aggregate amount of such investments which have available market prices at December 31, 1998 and 1997 are recorded at fair value of $204 million and $185 million, respectively, and have exposure to market price risk. A sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market sensitivity of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounts to $17 million.

      INTEREST RATE SWAPS--PSEG AND ENERGY HOLDINGS

      PSEG entered into an interest rate swap on June 26, 1998 to hedge Enterprise Capital Trust II's $150 million of Floating Rate Capital Securities, Series B, due 2028. Enterprise Capital Trust II is a special purpose statutory business trust controlled by PSEG. The basis for both the interest rate swap and the Floating Rate Capital Securities is the quarterly London Interbank Offered Rate (LIBOR). This interest rate swap effectively hedges the underlying debt for 10 years at an effective rate of 7.2%.

      In June 1997, an indirect subsidiary of Global entered into an interest rate swap on 50% of its floating rate borrowings of $87 million. The basis for the interest rate swap is six month LIBOR. The interest rate swap effectively hedges the underlying debt through its scheduled maturity in May 1999 at the current effective rate of 7.76%. The interest differential to be received or paid under the interest rate swap agreement is recorded over the life of the agreement as an adjustment to the interest expense of the related borrowing. The swap terminates on May 28, 1999.

      CREDIT RISK--PSE&G AND ENERGY HOLDINGS

      Credit risk relates to the risk of loss that PSEG would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimizes PSEG's exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

NOTE 9. CASH AND CASH EQUIVALENTS

      The December 31, 1998 and 1997 balances consist primarily of working funds and highly liquid marketable securities (commercial paper and money market funds) with a maturity of three months or less.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

      PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                                                    PSE&G MAXIMUM
TYPE AND SOURCE OF COVERAGES                                 TOTAL SITE COVERAGES                    ASSESSMENTS
----------------------------                                 --------------------                    -----------
                                                                               (MILLIONS OF DOLLARS)
Public and Nuclear Worker Liability (Primary Layer):
     American Nuclear Insurers............................           $200.0 (A)                           $8.0
Nuclear Liability (Excess Layer):
     Price-Anderson Act...................................         $9,514.8 (B)                         $233.6
                                                                   --------                             ------
         Nuclear Liability Total..........................         $9,714.8 (C)                         $241.6
                                                                   ========                             ======

Property Damage (Primary Layer):
     Nuclear Electric Insurance Limited (NEIL) Primary
         (Salem/Hope Creek/Peach Bottom)..................           $500.0                              $11.6
Property Damage (Excess Layer):
     NEIL II (Salem/Hope Creek/Peach Bottom)..............         $2,250.0                              $10.0
                                                                   --------                              -----
     Property Damage Total (Per Site).....................         $2,750.0                              $21.6
                                                                   ========                              =====

Replacement Power:
     NEIL Primary (Primary Layer at all sites)............            $21.0 (D)                           N/A
     NEIL I (Excess Layer at Salem and Peach Bottom)......           $202.8 (E)                           $5.9
     NEIL I (Excess Layer at Hope Creek)..................           $449.5                               $3.1
                                                                                                          ----
         Replacement Power Total (Hope Creek).............              See (F)                           $9.0
                                                                                                          ====

(A) The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit, includes annual automatic reinstatement if the ICRP Reserve Fund exceeds $400 million, and has an assessment potential under former canceled policies.

(B) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. PSE&G is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of August 20, 1998. This retrospective program is excess over the Public and Nuclear Worker Liability primary layers.

(C)   Limit of liability under the Price-Anderson Act for each nuclear incident.

(D) After a waiting period, NEIL Primary insured sites may receive a weekly indemnity of $3.5 million for six weeks.

(E) Salem and Peach Bottom have an aggregate indemnity limit based on a weekly indemnity of $1.5 million for 52 weeks followed by 80% of the weekly indemnity for 104 weeks. Hope Creek has an aggregate indemnity limit based on a weekly indemnity of $3.3 million for 52 weeks followed by 80% of the weekly indemnity for 104 weeks.

(F) Combined aggregate limit of NEIL Primary and NEIL I coverages available for Hope Creek is $470.5 million. For Salem and Peach Bottom the combined aggregate limits are $223.8 million.

      The Price-Anderson Act sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.7 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by the Price-Anderson Act. Under the Price-Anderson Act, each party with an ownership interest in a nuclear reactor can be assessed their share of $88.1 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability," the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. PSE&G's maximum aggregate assessment per incident is $233.6 million (based on PSE&G's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $26.5 million. This does not include the $8.0 million that could be assessed under the nuclear worker policies.

      Further, a decision by the U.S. Supreme Court, not involving PSE&G, has held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.

      PSE&G is a member of an industry mutual insurance company, NEIL. NEIL provides the primary property and decontamination liability insurance at Salem/Hope Creek and Peach Bottom. NEIL also provides excess property insurance through its decontamination liability, decommissioning liability, and excess property policy and replacement power coverage through its business interruption and/or extra expense policy. NEIL policies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

NUCLEAR OPERATING PERFORMANCE STANDARD (OPS)

      PECO Energy Company (PECO Energy), Delmarva Power & Light Company (DP&L) and PSE&G, three of the co-owners of the Salem Nuclear Generating Station Units 1 and 2 (Salem) and the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom), have agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding Atlantic City Electric Company) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. Any such payment is limited to a maximum of $25 million per year. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

YEAR 2000

      Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. Management estimates the total cost related to Year 2000 readiness will approximate $83 million, to be incurred from 1997 through 2001, of which $8 million was incurred in 1997, $27 million was incurred in 1998 and approximately $36 million is expected to be incurred in 1999. A portion of these costs is not likely to be incremental to PSEG or PSE&G, but rather, represents a redeployment of existing personnel/resources.

      The schedule to replace certain systems was accelerated for Year 2000 purposes. Analysis is continuing and costs identified to date are approximately $5 million, which are not included in the estimates above. Additionally, PSE&G is installing programs (SAP) from SAP America, Inc. to replace certain major business systems. SAP America, Inc. has represented that SAP is Year 2000 compliant, and thus, installation of SAP will eliminate the need to modify those business systems for Year 2000 compliance. The phased implementation of SAP is scheduled to be completed by January 1, 2000. The cost of implementing SAP is not included in the above cost estimates since SAP implementation has not been accelerated for Year 2000 purposes.

      If PSEG, PSE&G, their domestic and international subsidiaries, other members of the PJM Interconnection, L.L.C. (PJM), PJM trading partners supplying power through PJM or PSEG's or PSE&G's critical vendors and/or customers are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

CONSTRUCTION AND FUEL SUPPLIES

      PSE&G has substantial commitments as part of its ongoing construction program, which include capital requirements for nuclear fuel. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, scheduled retirement dates of existing facilities, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital. The outcome of the Energy Master Plan Proceedings and the use of alternative sources of generation may impact PSE&G's construction program. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues.

      PSE&G's construction expenditures are expected to aggregate approximately $2.8 billion during the years 1999 through 2003, which includes $414 million for nuclear fuel and excludes AFDC. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3% annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. PSE&G expects to generate the majority of funds necessary to satisfy its construction expenditures over this period, assuming adequate and timely recovery of costs which may be impacted by the outcome of the Energy Master Plan Proceedings, as to which no assurances can be given. In addition, PSE&G does not presently anticipate any difficulties in obtaining sufficient sources of fuel for electric generation or adequate gas supplies during the years 1999 through 2003.

SITE RESTORATIONS AND OTHER ENVIRONMENTAL COSTS

      It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. PSEG and PSE&G accrue environmental liabilities when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Provisions for estimated losses from environmental remediation are, depending on the site, based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other Potentially Responsible Parties, the extent of the contamination and the nature of required remedial and restoration actions.

HAZARDOUS WASTE

      Certain Federal and state laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the investigation and remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Based on current information, except as discussed below with respect to its manufactured gas plant Remediation Program, PSEG and PSE&G do not expect its expenditures for any such site, individually or all such current sites in the aggregate, to have a material effect on financial condition, results of operations and net cash flows.

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

      Costs incurred through December 31, 1998 for the Remediation Program amounted to $139 million. In addition, at December 31, 1998, PSE&G's estimated liability for remediation costs through 2001 aggregated $84 million. Expenditures beyond 2001 cannot be reasonably estimated.

      The Energy Competition Act provides for the continuation of RAC programs. The recovery of costs for RAC is to be through a societal benefits charge. No assurances can be given as to the outcome of the Energy Master Plan Proceedings (see Note 2. Regulatory Issues).

AIR POLLUTION CONTROL

      In June 1998, NJDEP adopted regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing nitrogen oxide (NOx) emissions from utility and large industrial boilers. The extent of investment in control technologies, operational changes and purchases of allowances required to comply with these regulations will be directly related to the number of allowances PSE&G receives. PSE&G expects to receive a preliminary allocation of allowances in March 1999 and the final allocation is expected to be determined in accordance with the NJDEP regulations in November 1999 which is subsequent to the May 1, 1999 through September 30, 1999 period governed by the regulations. PSE&G has attempted to minimize the uncertainty associated with the timing of the allocation by purchasing allowances, upgrading control technologies and estimating the expected allocation with as much precision as is practicable using available data. However PSE&G's present analysis leads it to believe that the potential costs for purchasing additional NOx budget allowances should not exceed a total of $10 million through December 31, 2002. Expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could substantially reduce the necessity of capital improvements.

PASSAIC RIVER SITE

      The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under CERCLA and that, to date, at least thirteen corporations may be potentially liable for performing required remedial actions to address potential environmental pollution at the facility. The EPA anticipates identifying other potentially responsible parties (PRP). One PRP (Cooperating Party) entered into a consent decree with the EPA in 1994 obligating it to conduct a remedial investigation and feasibility study of available and applicable corrective actions for the site. The Cooperating Party has reported that it has incurred approximately $35 million to date in connection with the implementation of required remedial actions for the site. Future costs for prospective remedial actions may be material to PSE&G.

      In a separate matter, PSE&G and certain of its predecessors operated industrial facilities at properties along the stretch of the Passaic River designated as the site. In April 1996, the EPA directed PSE&G to provide information concerning the nature and quantity of raw materials, by-products and wastes which may have been generated, treated, stored or disposed at certain of these facilities. The facilities are PSE&G's former Harrison Gas Plant and Essex Generating Station. PSE&G submitted responses to the EPA requests for these sites in August 1996. In July 1997, the EPA named PSE&G as a PRP for this site. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to this site, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

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

      The most recent base rate decision provided that $15.6 million of such costs are to be collected through base rates and an additional annual amount of $7 million in 1993 and $14 million each year thereafter are to be recovered through PSE&G's LEAC. Although the Energy Competition Act provides that the societal benefits charge will be utilized to collect the necessary funding for nuclear decommissioning, no assurances can be given as to the outcome of the Energy Master Plan Proceedings. At December 31, 1998 and 1997, the accumulated provision for depreciation and amortization included reserves for nuclear decommissioning for PSE&G's nuclear units of $465 million and $428 million, respectively. As of December 31, 1998 and 1997, PSE&G had contributed $303 million and $279 million, respectively, into independent, external, qualified and non-qualified nuclear decommissioning trust funds. The fair market value of these funds as of December 31, 1998 and 1997 was $542 million and $458 million, respectively.

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including PSE&G, regarding the recognition, measurement and classification of nuclear decommissioning costs in their financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for decommissioning are changed: (1) annual provisions for decommissioning could materially increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense all, or any of which, could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

      In accordance with EPAct, domestic utilities that own nuclear generating stations are required to pay a cumulative total of $150 million each year (adjusted for inflation) into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. These amounts are being collected over a period of 15 years or until $2.25 billion (adjusted for inflation) has been collected. Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $70 million (adjusted for inflation). Since 1993, PSE&G has paid $32 million, resulting in a balance due of $38 million. PSE&G has collected the expenditures incurred to date as part of underrecovered electric energy costs and anticipates recovery of such costs through a future regulatory mechanism. PSE&G believes that it should not be subject to collection of any such fund payments under EPAct. It has filed suit in the U.S. Court of Claims and petitioned the U.S. District Court, Southern District of NY to recover these costs.

SPENT NUCLEAR FUEL DISPOSAL COSTS

      In accordance with the Nuclear Waste Policy Act (NWPA), PSE&G has entered into contracts with the Department of Energy (DOE) for the disposal of spent nuclear fuel. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Net Interchanged Power and Fuel for Electric Generation in the Statements of Income. Until the start of retail competition pursuant to the Energy Competition Act, these costs are being recovered through the LEAC. Thereafter, PSE&G will bear the risks of nuclear fuel disposal costs. See Note 2. Regulatory Issues for the Energy Master Plan Proceedings and the potential impact on the LEAC.

      DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available until 2010 at the earliest. In 1998, legislation which would have the DOE establish a centralized interim spent fuel storage facility was introduced in Congress. However, Congress ultimately elected not to consider this legislation, and whether or not similar legislation will be considered in the future is unknown. In litigation brought by PSE&G, 40 other utilities and many state and local governments, the United States Court of Appeals for the District of Columbia Circuit reaffirmed DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998. In November 1997, the court ruled that the utilities had fulfilled their obligations under their respective contracts with DOE by contributing to the Nuclear Waste Fund. The court further ruled that DOE's argument of unavoidable delay to meet its obligation was without merit. However, the court did not order DOE to commence spent fuel acceptance by January 31, 1998; instead, it decided that the standard contract provided a potentially adequate remedy in the form of payment of damages if DOE failed its obligations. In May 1998 the court denied a petition to order DOE to begin spent fuel acceptance immediately and declare that the utilities are allowed to escrow their Nuclear Waste Fund fees until DOE begins spent fuel acceptance. Following this decision, DOE offered a proposal to settle issues related to its failure to meet its obligation, which the utilities unanimously rejected. PSE&G is continuing to work with the utility industry to develop a methodology for determining damages incurred as a result of DOE's failure to meet its obligation and a strategy for its implementation. Some utilities have initiated litigation against DOE to recover damages and this option, among others, is currently being considered by PSE&G. No assurances can be given as to the ultimate availability of a facility.

NOTE 12. INCOME TAXES

      The New Jersey Gross Receipts and Franchise Tax (NJGRT) was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment (TEFA), with no material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G. The TEFA, which is collected from customers, will be phased out over five years. The corresponding phase out and reduction in rates will cause no material impact on PSEG and PSE&G. While under NJGRT, PSE&G was subject to an effective state tax on unit sales equal to approximately 13% of receipts. As a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will have been substantially reduced, putting PSE&G on a more level playing field with competitors. Interim rates were implemented with regard to the new tax structure effective with service rendered on and after January 1, 1998. The BPU completed its administrative review of the filings of all New Jersey utilities and approved permanent rates for 1998 on July 13, 1998 in a final Order. Effective January 1, 1999, revised rates became effective which reflect one year's phase out of the TEFA.

      On September 18, 1998 and October 15, 1998, PSE&G filed with the BPU additional information necessary to 1) reconcile its NJGRT collections to its liability through April 1998, 2) reflect the impact of cash working capital and net negative deferred State income taxes on a separate electric and gas basis and 3) provide actual and estimated tax collected and tax liability through December 31, 1998. On December 16, 1998, the BPU issued an "Order Implementing 1999 'TEFA' Reductions and Other Rate Adjustments." This order mandates PSE&G to recognize the cash working capital impact on a separate electric and gas basis and defer such impact as deferred balance sheet credits with interest. In accordance with the order, PSE&G deferred $1.3 million at December 31, 1998. The Order also requires the BPU Staff to perform audits of New Jersey energy utilities for NJGRT tax payments and collections. The results of such audits are to be reported to the BPU for further action. PSE&G does not expect these adjustments, if any, to have a material impact on its financial condition, results of operations and net cash flows.

      A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                                              1998             1997             1996
                                                                           ----------       ----------       ----------
                                                                               (MILLIONS OF DOLLARS)
Net Income ..........................................................            $644             $560             $612
Preferred securities (net) ..........................................               9               15                5
Discontinued Operations .............................................              --               --              (24)
                                                                           ----------       ----------       ----------
          Subtotal ..................................................             653              575              593
                                                                           ----------       ----------       ----------
Income taxes:
   Operating income:
     Current provision-Federal and State ............................             441              187              127
     Provision for deferred income taxes--net(A)-Federal and State ..              --              167              189
     Investment tax credits--net ....................................             (21)             (20)             (21)
                                                                           ----------       ----------       ----------
          Total included in operating income ........................             420              334              295
Miscellaneous other income:
     Current provision-Federal and State ............................               8              (24)               1
     Provision for deferred income taxes(A)-Federal and State .......              (1)              --               --
     SFAS 90 deferred income taxes(A) ...............................               1                1                2
                                                                           ----------       ----------       ----------
          Total income tax provisions ...............................             428              311              298
                                                                           ----------       ----------       ----------
Pretax income .......................................................          $1,081             $886             $891
                                                                           ==========       ==========       ==========

      Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                                                       1998            1997            1996
                                                                                     --------        --------        --------
                                                                                                (MILLIONS OF DOLLARS)
Tax computed at the statutory rate ............................................          $378            $310            $312
Increase (decrease) attributable to flow through of certain tax adjustments:
     Depreciation .............................................................            23              27              11
     Amortization of investment tax credits ...................................           (21)            (20)            (22)
     New Jersey Corporate Business Tax ........................................            63               2               2
     Other ....................................................................           (15)             (8)             (5)
                                                                                     --------        --------        --------
          Subtotal ............................................................            50               1             (14)
                                                                                     --------        --------        --------
          Total income tax provisions .........................................          $428            $311            $298
                                                                                     ========        ========        ========
Effective income tax rate .....................................................          39.6%           35.1%           33.4%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                             1998           1997           1996
                                                           --------       --------       --------
                                                                   (MILLIONS OF DOLLARS)
Deferred Credits:
     Additional tax depreciation and amortization ...          $(33)           $34            $39
     Leasing Activities .............................            39            114            136
     Conservation Costs .............................            36             27             15
     Deferred Fuel Costs--net .......................           (60)            (4)             6
     Pension Cost ...................................            26              8              3
     New Jersey Corporate Business Tax ..............            (5)             3              2
     Other ..........................................            (3)           (14)           (10)
                                                           --------       --------       --------
          Total .....................................           $--           $168           $191
                                                           ========       ========       ========

      Between the years 1987 and 1994, PSEG's Federal Alternative Minimum Tax
(AMT) liability exceeded its regular Federal income tax liability. This excess was carried forward to offset regular income tax liability in future years. PSEG used these AMT credits as a reduction against regular tax liability for 1995, 1996 and 1997. There were no remaining credits as of December 31, 1997.

      PSEG provides deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from utility customers in the future. Accordingly, an offsetting regulatory asset was established. As of December 31, 1998, PSE&G had a deferred tax liability and an offsetting regulatory asset of $704 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the enacted Federal income tax rate of 35% and State income tax rate of 9%.

      The following is an analysis of deferred income taxes:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998          1997
                                                       --------      --------
DEFERRED INCOME TAXES                                   (MILLIONS OF DOLLARS)
Assets:
   Current (net) ................................           $30           $25
                                                       --------      --------
   Non-current:
     Unrecovered Investment Tax Credits .........           110           117
     Nuclear Decommissioning ....................            27            33
     Construction Period Interest and Taxes .....            13            15
     New Jersey Corporate Business Tax ..........            15            --
     Vacation Pay ...............................             6             7
     Development Fees ...........................            15            14
     Other ......................................            32            27
                                                       --------      --------
          Total Non-current .....................           218           213
                                                       --------      --------
          Total Assets ..........................           248           238
                                                       --------      --------
Liabilities:
   Non-current:
     Plant Related Items ........................         2,180         2,246
     Leasing Activities .........................           702           667
     Partnership Activities .....................           155           159
     Conservation Costs .........................            75            39
     Hope Creek O&M Costs .......................            19            21
     Deferred Electric Energy and Gas Costs .....            --            60
     Unamortized Debt Expense ...................            45            44
     Taxes Recoverable Through Future Rates (net)           242           249
     Other ......................................           184           122
                                                       --------      --------
          Total Non-current .....................         3,602         3,607
                                                       --------      --------
          Total Liabilities .....................         3,602         3,607
                                                       --------      --------
Summary -- Accumulated Deferred Income Taxes

   Net Current Assets ...........................            30            25
   Net Non-current Liability ....................         3,384         3,394
                                                       --------      --------
        Total ...................................        $3,354        $3,369
                                                       ========      ========

NOTE 13. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

      In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which is effective for financial statements for periods beginning after December 15, 1997. This statement revises and standardizes disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. Since SFAS 132 solely revises disclosure requirements, the adoption of SFAS 132 did not have a material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G. The disclosures required by SFAS 132 are below.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

                                                                PENSION BENEFITS (B)         OTHER POSTRETIREMENT BENEFITS (C)
                                                           -----------------------------     ---------------------------------
(MILLIONS OF DOLLARS)                                         1998               1997             1998               1997
                                                           ----------         ----------       ----------         ----------
CHANGE IN BENEFIT OBLIGATION
    Benefit Obligation at Beginning of Year                $    2,123         $    2,065       $      724         $      734
    Service Cost                                                   60                 54               15                 12
    Interest Cost                                                 158                150               56                 54
    Special Termination Benefits (A)                               --                  2               --                 --
    Actuarial (Gain)/Loss                                         287                (11)              16                (43)
    Benefits Paid                                                (140)              (137)             (29)               (33)
                                                           ----------         ----------       ----------         ----------
    Benefit Obligation at End of Year                           2,488              2,123              782                724
                                                           ----------         ----------       ----------         ----------

CHANGE IN PLAN ASSETS
    Fair Value of Assets at Beginning of Year                   1,959              1,687               --                 --
    Actual Return on Plan Assets (Net of Expenses)                249                296                1                 --
    Employer Contributions                                        155                113               41                 33
    Benefits Paid                                                (140)              (137)             (29)               (33)
                                                           ----------         ----------       ----------         ----------
    Fair Value of Assets at End of Year                         2,223              1,959               13                 --
                                                           ----------         ----------       ----------         ----------

RECONCILIATION OF FUNDED STATUS
    Funded Status                                                (265)              (164)            (769)              (724)
    Unrecognized Net
         Transition Obligation                                     37                 45              398                429
         Prior Service Cost                                       134                148               30                 32
         (Gain)/Loss                                              212                 (2)              (9)               (26)
                                                           ----------         ----------       ----------         ----------
    Net Amount Recognized                                  $      118         $       27       $     (350)        $     (289)
                                                           ==========         ==========       ==========         ==========

AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL POSITION
        Prepaid Benefit Cost                                      129                 33               --                 --
         Accrued Benefit Cost                                     (42)               (34)            (350)              (289)
         Intangible Asset                                          26                 28               --                 --
         Accumulated Other Comprehensive Income                     5                 --               --                 --
                                                           ----------         ----------       ----------         ----------
    Net Amount Recognized                                  $      118         $       27       $     (350)        $     (289)
                                                           ==========         ==========       ==========         ==========

SEPARATE DISCLOSURE FOR PENSION PLANS WITH
ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN
ASSETS
    :Projected Benefit Obligation at End of Year           $       49       $       39
    Accumulated Benefit Obligation at End of Year                  42               35
    Fair Value of Assets at End of Year                    $       --       $        1

                                                               PENSION BENEFITS (B)         OTHER POSTRETIREMENT BENEFITS (C)
                                                           -----------------------------       -----------------------------
                                                              1998               1997             1998               1997
                                                           ----------         ----------       ----------         ----------
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service Cost                                            $       60         $       54       $       15         $       12
   Interest Cost                                                  158                150               56                 54
   Expected Return on Plan Assets                                (176)              (151)              --                 --
   Amortization of Net
        Transition Obligation                                       8                  8               30                 30
        Prior Service Cost                                         14                 14                2                  2
        (Gain)/Loss                                                --                 --               (1)                (2)
                                                           ----------         ----------       ----------         ----------
   Net Periodic Benefit Cost                               $       64         $       75       $      102         $       96
                                                           ==========         ==========       ==========         ==========

COMPONENTS OF TOTAL BENEFIT EXPENSE
   Net Periodic Benefit Cost                               $       64         $       75       $      102         $       96
   Additional Expense Under FAS 88 Due to Special
       Termination Benefits (A)                                    --                  2               --                 --
                                                           ----------         ----------       ----------         ----------
   Total Benefit Expense Before Effect of Regulatory
        Asset                                              $       64         $       77       $      102         $       96
                                                           ----------         ----------       ----------         ----------
   Effect of Regulatory Asset                                      --                 --               19                (63)
                                                           ----------         ----------       ----------         ----------
   Total Benefit Expense Including Effect of
   Regulatory
        Asset                                              $       64         $       77       $      121         $       33
                                                           ==========         ==========       ==========         ==========

COMPONENTS OF OTHER COMPREHENSIVE INCOME
   Decrease in Intangible Asset                            $       (1)        $       --
   Increase in Additional Minimum Liability                        (4)                --
                                                           ----------         ----------
   Other Comprehensive Income                              $       (5)        $       --
                                                           ----------         ----------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
   Discount Rate                                                 6.75%              7.25%            6.75%              7.25%
   Expected Return on Plan Assets                                9.00%              9.00%            9.00%                --
   Rate of Compensation Increase                                 4.69%              4.69%            4.69%              4.69%
   Rate of Increase in Health Benefit Costs
           Administrative Expense                                                                    5.00%              5.00%
        Pre-65 Medical Costs
             Immediate Rate                                                                         11.50%             12.00%
             Ultimate Rate                                                                           5.00%              5.00%
             Year Ultimate Rate Reached                                                              2011               2011
        Post-65 Medical Costs
             Immediate Rate                                                                          7.50%              8.00%
             Ultimate Rate                                                                           5.00%              5.00%
             Year Ultimate Rate Reached                                                              2003               2003
        Dental Costs
             Immediate Rate                                                                          5.50%              6.00%
             Ultimate Rate                                                                           5.00%              5.00%
             Year Ultimate Rate Reached                                                              1999               1999

EFFECT OF A CHANGE IN THE ASSUMED RATE OF INCREASE IN HEALTH BENEFIT COSTS
   Effect of a 1% Increase On
        Total of Service Cost and Interest Cost                                                         5                  6
        Postretirement Benefit Obligation                                                              60                 57
   Effect of a 1% Decrease On
        Total of Service Cost and Interest Cost                                                        (4)      (not available)
        Postretirement Benefit Obligation                                                             (51)      (not available)

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

(B) Beginning in 1997, SFAS 87 was applied to the non-qualified Pension Plans. Prior to that date, because the plans amounts were considered immaterial, SFAS 87 was not applied.

(C) From January 1, 1993 through December 31, 1997, PSE&G accounted for the differences between its SFAS 106 accrual cost and the cash cost currently recovered through rates as a regulatory asset in accordance with SFAS 71 and EITF 92-12. In 1993, the FASB's EITF concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106, which was December 31, 1997, for financial reporting purposes, with any cost deferrals recovered in approximately twenty years. On December 17, 1997, the BPU ruled that PSE&G's current rates are sufficient to recover both the ongoing OPEB costs and the amortization of the deferred regulatory asset created by the accounting change from the cash basis of accounting to the accrual basis of accounting in accordance with SFAS 106 and EITF 92-12. As a result of the BPU's decision, PSE&G began amortizing the regulatory asset over 15 years beginning January 1, 1998. Also effective January 1, 1998, PSE&G began recording the annual SFAS 106 OPEB cost. OPEB costs during 1998 were $121 million, including $19 million of amortization. At December 31, 1998, the amount of the unfunded liability was $769 million.

      Also, on October 21, 1998, the BPU ordered PSE&G to fund in an external trust its annual OPEB obligation to the maximum extent allowable under
      Section 401(h) of the Internal Revenue Code. In 1998, $12 million was funded, as allowed. Remaining OPEB costs will not be funded in an external trust, as mandated by the BPU.

SAVINGS PLANS

      PSE&G sponsors two defined contribution plans. Represented employees of PSE&G and Energy Holdings are eligible for participation in the PSE&G Employee Savings Plan while all other employees of PSE&G and Energy Holdings are eligible for participation in the PSE&G Thrift and Tax-Deferred Savings Plan. The two principal defined contribution plans are PSE&G sponsored 401(k) plans to which eligible employees may contribute up to 25% of their compensation. Employee contributions up to 7% for represented employees and up to 8% for all other employees are matched with employer contributions of cash or PSEG common stock equal to 50% of such employee contributions. Employer contributions in excess of 5% and up to 7% are made in shares of PSEG common stock for represented employees. Employer contributions in excess of 6% and up to 8% are made in shares of PSEG common stock for all other employees. PSE&G billed Energy Holdings for its portion of employer contributions. The amount expensed for the matching provision of the plans was approximately $14 million, $15 million and $14 million in 1998, 1997 and 1996, respectively.

NOTE 14. STOCK OPTIONS, STOCK PURCHASE PLAN AND STOCK REPURCHASE PROGRAM

STOCK OPTIONS

      PSEG and PSE&G apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans, which are described below. Accordingly, compensation expense has been recognized for performance units and dividend equivalent rights issued in tandem with an equal number of options under its fixed stock option grants. Performance units and dividend equivalents provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. Prior to 1997, all options were granted in tandem with performance units and dividend equivalent rights. In 1998 and 1997, there were 4,600 and 93,500 options, respectively, granted in tandem with performance units and dividend equivalent rights. No compensation cost has been recognized for its fixed stock option grants other than those previously described since the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for its stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123

"Accounting for Stock-Based Compensation," there would have been a charge to PSEG's net income of approximately $0.4 million and $0.1 million in 1998 and 1997 respectively, with no impact on earnings per share.

      In 1989, PSEG adopted a plan (Long Term Incentive Plan) under which non-qualified options to acquire shares of common stock may be granted to officers and other key employees selected by the Organization and Compensation Committee of PSEG's Board of Directors, the plan's administrative committee (the "Committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of PSEG common stock or surrendering other vested options. In instances where an optionee tenders shares acquired from a grant previously exercised that were held for a period of less than six months, an expense will be recorded for the difference between the fair market value at exercise date and the option price. (To date, no such transaction has occurred.) Options are exercisable over a period of time designated by the Committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the Committee determines. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change in control. Options may not be transferred during the lifetime of a holder.

      The Long Term Incentive Plan originally provided for the issuance of up to 500,000 shares of common stock and was subsequently amended to increase the amount to 5,000,000. At December 31, 1998, there were 3,637,700 shares available for future grants under the Long Term Incentive Plan.

      Since the Long Term Incentive Plan's inception, PSEG has delivered treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares (purchased on the date of exercise) and the exercise price of the options has been reflected in Stockholder's Equity except where otherwise discussed.

      Changes in common shares under option for the three fiscal years in the period ended December 31, 1998 are summarized as follows:

                                             1998                               1997                                1996
                                 ----------------------------       ----------------------------       ----------------------------
                                                 WEIGHTED                           WEIGHTED                           WEIGHTED
                                                  AVERAGE                            AVERAGE                            AVERAGE
                                   SHARES      EXERCISE PRICE         SHARES      EXERCISE PRICE         SHARES      EXERCISE PRICE
                                 ----------------------------       ----------------------------       ----------------------------
Beginning of year                   430,300        $    29.26           84,000        $    29.38           77,200        $    29.15
Granted                             841,600             39.16          371,000             29.36           28,700             30.88
Exercised                           (28,100)            26.76          (21,500)            31.38          (21,900)            30.56
Canceled                                 --                --           (3,200)            28.70               --                --
                                 ----------        ----------       ----------        ----------       ----------        ----------
End of year                       1,243,800             36.01          430,300             29.26           84,000             29.38
                                 ----------        ----------       ----------        ----------       ----------        ----------
Exercisable at end of year          100,963        $    29.47            6,000        $    26.45            6,000        $    26.45
                                 ----------        ----------       ----------        ----------       ----------        ----------
                                 --------------------------------------------------------------------------------------------------
Weighted average fair
value of options granted
during the year                                    $     4.83                         $     3.60                         $     6.71
                                                   ==========                         ==========                         ==========

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 21.41%, 17.15% and 12.92%, risk free interest rates of 4.48%, 5.14% and 5.28%, expected lives of 4 years, 3.75 years and 3.75 years. Additional weighted averages assumptions include for grants in 1998, 1997 and 1996 a dividend yield of 0% with respect to the dividend equivalent feature of the tandem grants. There was a dividend yield of 5.51% in 1998 and 7.31% in 1997 on the non-tandem grants. There were no non-tandem grants issued in 1996.

      The following table provides information about options outstanding at December 31, 1998:

                         OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------   -------------------------------------
                                       WEIGHTED           WEIGHTED                             WEIGHTED
                                       AVERAGE            AVERAGE                              AVERAGE
RANGE OF           OUTSTANDING AT      REMAINING          EXERCISE         EXERCISABLE AT      EXERCISE
EXERCISE PRICES    DECEMBER 31, 1998   CONTRACTUAL LIFE   PRICE            DECEMBER 31, 1998   PRICE
-----------------------------------------------------------------------   -------------------------------------
  $24.00-$30.00              384,900         8.78 years         $29.34               100,963            $29.47
  $30.01-$35.00               31,900         7.24 years          31.04                  --                --
  $35.01-$40.00              827,000         9.93 years          39.31                  --                --
-----------------------------------------------------------------------   -------------------------------------
  $24.00-$40.00            1,243,800         9.50 years         $36.01               100,963            $29.47
-----------------------------------------------------------------------   -------------------------------------

      In June 1998, the Committee granted 150,000 shares of common stock to a key executive. As of December 31, 1998 all of the shares remained outstanding. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The shares vest on a staggered schedule beginning on March 31, 2002 and become fully vested on March 31, 2005. The unearned compensation related to this restricted stock grant as of December 31, 1998 is approximately $5 million and is included in retained earnings on the consolidated balance sheets.

      PSEG's Stock Plan for Outside Directors provides non-employee directors, as part of their annual retainer, 300 shares of common stock, which will be increased to 600 shares beginning in 1999. With certain exceptions, the restrictions on the stock provide that the shares are subject to forfeiture if the individual ceases to be a director at any time prior to the Annual Meeting of Stockholders following his or her 70th birthday. These shares are recorded as compensation expense in the consolidated statements of income.

STOCK PURCHASE PLAN

      PSEG and PSE&G have an employee stock purchase plan for all eligible employees. Under the plan, shares of the common stock may be purchased at 95% of the fair market value. Employees may purchase shares having a value not exceeding 10% of their base pay. During 1998, 1997 and 1996, employees purchased 102,387, 144,377 and 153,810 shares at an average price of $36.36, $26.39 and
$27.24 per share, respectively. At December 31, 1998, 1,289,780 shares were available for future issuance under this plan.

STOCK REPURCHASE PROGRAM

      In September 1998, PSEG announced a stock repurchase program whereby the Board of Directors authorized the repurchase of up to 10 million shares of its common stock from time to time, subject to market conditions and other relevant factors affecting PSEG and PSE&G. Share repurchases are planned when market and business conditions are deemed favorable. The repurchased shares have been held as treasury stock. As of December 31, 1998, PSEG had repurchased 5,314,100 shares at a cost of approximately $207 million. As of February 8, 1999, PSEG had repurchased a total of 10 million shares at a cost of approximately $391 million under this program.

NOTE 15. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise" and requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. Since SFAS 131 solely revises disclosure requirements, the adoption of SFAS 131 did not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G. The disclosure under SFAS 131 is below.

      BASIS OF ORGANIZATION

      The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment and the types of products and services offered. With the transition into a deregulated environment, it is likely that this basis of organization will change.

      ELECTRIC

      The electric segment of PSE&G's business generates revenue from its bundled tariff rates under which it provides generation, transmission and distribution energy services for its residential, commercial and industrial customers in New Jersey. Revenues are also generated from a variety of wholesale energy sales and other ancillary and miscellaneous services.

      GAS

      The gas segment of PSE&G's business generates revenue from its bundled tariff rates under which it provides for the sale and distribution of gas to its residential, commercial and industrial customers. Revenues are also generated from a variety of other activities such as capacity sales, off-system sales, sundry sales and other miscellaneous services.

      RESOURCES

      Resources receives revenues from its passive investments including leveraged leases, limited partnerships, leveraged buyout funds and marketable securities.

      OTHER NON-UTILITY

      PSEG's non-utility activities, other than Resources, generate revenues from Global, Energy Technologies and EGDC. Global receives revenues from its investment, development and operation of projects in the generation and distribution of energy both domestically and internationally. Energy Technologies receives revenues from a variety of energy related services to industrial and commercial customers. EGDC receives revenues from its nonresidential real estate development and investment business.

      Information related to the segments of PSEG's business is detailed below:

                                                                                        OTHER
                                                                                     NON-UTILITY    CONSOLIDATED
(MILLIONS OF DOLLARS)                                   ELECTRIC           GAS        RESOURCES    ACTIVITIES (A)      TOTAL
                                                        ----------------------------------------------------------------------
For the Year Ended December 31, 1998:
    Total Operating Revenues ....................       $  4,031        $  1,559       $    145       $    196        $  5,931
    Depreciation, Depletion and Amortization ....            565              93              1             10             669
    Interest Income .............................             19               1              9              3              32
    Net Interest Charges ........................            353              70             49             76             548
    Income Taxes ................................            359              39             27             (5)            420
    Net income from equity method subsidiaries ..             --              --             35            114             149
    Operating Income Before Income Taxes ........          1,257             159             86            104           1,606
    Segment Net Income (Loss) ...................       $    552        $     52       $     56       $    (16)       $    644
                                                        ========        ========       ========       ========        ========

As of December 31, 1998:
    Total Assets ................................       $ 12,266        $  2,482       $  1,809       $  1,440        $ 17,997
    Investments in equity method subsidiaries ...             --              --            383            143             526
    Gross Additions to Long-Lived Assets ........       $    383        $    152       $     --       $     10        $    545
                                                        ========        ========       ========       ========        ========

For the Year Ended December 31, 1997:
    Total Operating Revenues ....................       $  3,918        $  1,937       $    144       $    101        $  6,100
    Depreciation, Depletion and Amortization ....            531              85              1             13             630
    Interest Income .............................             13               1              4              3              21
    Net Interest Charges ........................            345              79             46             39             509
    Income Taxes ................................            224              84             29             (1)            336
    Net income from equity method subsidiaries ..             --              --             49             79             128
    Extraordinary items .........................            (53)             --             --             --             (53)
    Operating Income Before Income Taxes ........            978             328             88             56           1,450
    Segment Net Income (Loss) ...................       $    361        $    167       $     59       $    (27)       $    560
                                                        ========        ========       ========       ========        ========

As of December 31, 1997:
    Total Assets ................................       $ 12,448        $  2,472       $  1,616       $  1,407        $ 17,943
    Investments in equity method subsidiaries ...             --              --            407            274             681
    Gross Additions to Long-Lived Assets ........       $    395        $    147       $     --       $      6        $    548
                                                        ========        ========       ========       ========        ========

For the Year Ended December 31, 1996:
    Total Operating Revenues ....................       $  3,944        $  1,881       $    143       $     73        $  6,041
    Depreciation, Depletion and Amortization ....            517              87              2              1             607
    Interest Income .............................              4               1             11              4              20
    Net Interest Charges ........................            321              89             43             14             467
    Income Taxes ................................            217              48             28              2             295
    Net income from equity method subsidiaries ..             --              --             73             48             121
    Operating Income Before Income Taxes ........            978             234             85             55           1,352
    Segment Net Income ..........................       $    438        $     97       $     57       $     20        $    612
                                                        ========        ========       ========       ========        ========

As of December 31, 1996:
    Total Assets ................................       $ 12,406        $  2,393       $  1,443       $    673        $ 16,915
    Investments in equity method subsidiaries ...             --              --            408            225             633
    Gross Additions to Long-Lived Assets ........       $    463        $    123       $     --       $      3        $    589
                                                        ========        ========       ========       ========        ========

(A) Other Non-utility Activities include amounts applicable to PSEG, the parent corporation, and Energy Holdings, excluding Resources.

      Information related to Property, Plant and Equipment of PSE&G is detailed below:

                                                                   DECEMBER 31,
                                                   --------------------------------------------
                                                      1998             1997             1996
                                                   ----------       ----------       ----------
                                                              (MILLIONS OF DOLLARS)
Utility Plant--Original Cost
   Electric Plant in Service:
     Fossil Production .....................       $    2,802       $    1,840       $    1,843
     Nuclear Production ....................            6,246            6,162            6,001
     Transmission ..........................            1,200            1,163            1,146
     Distribution ..........................            3,545            3,315            3,171
     Other .................................              276            1,212            1,153
                                                   ----------       ----------       ----------
          Total Electric Plant in Service ..           14,069           13,692           13,314
                                                   ----------       ----------       ----------
   Gas Plant in Service:
     Transmission ..........................               69               67               67
     Distribution ..........................            2,608            2,472            2,358
     Other .................................              170              158              131
                                                   ----------       ----------       ----------
          Total Gas Plant in Service .......            2,847            2,697            2,556
                                                   ----------       ----------       ----------
   Common Plant in Service:
     Capital Leases ........................               59               59               59
     General ...............................              519              499              471
                                                   ----------       ----------       ----------
          Total Common Plant in Service ....              578              558              530
                                                   ----------       ----------       ----------
               Total .......................       $   17,494       $   16,947       $   16,400
                                                   ==========       ==========       ==========

      Geographic Information for PSEG is disclosed below. PSE&G does not have foreign investments or operations.

                                                IDENTIFIABLE
                               REVENUES (1)        ASSETS
                                ----------       ----------
United States                   $    5,831       $   16,387
Foreign Countries                      100            1,610
                                ----------       ----------
              Total             $    5,931       $   17,997
                                ==========       ==========

Identifiable Assets from Foreign Countries include amounts from:
      Argentina                                                          $307
      Brazil (2)                                                          482
      Netherlands                                                         400

(1) Revenues are attributed to countries based on the locations of the investments.

(2)   Amount is net of foreign currency translation adjustment of $39 million.

NOTE 16. DISCONTINUED OPERATIONS

      On July 31, 1996, Energy Holdings sold EDC to Samedan Oil Corporation, a subsidiary of Noble Affiliates, Inc., for an aggregate purchase price of $779 million subject to various purchase price adjustments resulting in an after-tax gain of $13 million. As a result, Consolidated Financial Statements previously issued have been restated to give effect to the classification of EDC as discontinued operations.

      Operating results of EDC for 1996 (7 months) are summarized in the following table:

                                               (7 MONTHS)
                                               ----------
                                                  1996
                                                  ----
                                         (MILLIONS OF DOLLARS)

Revenues ...............................        $ 128
Operating income .......................           24
Earnings before income taxes ...........            9
Income taxes ...........................           (2)
Net income .............................           11

NOTE 17. JOINTLY OWNED FACILITIES--UTILITY PLANT

      PSE&G has ownership interests in and is responsible for providing its share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of PSE&G's jointly owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as operating expenses.

                                                          PLANT--DECEMBER 31, 1998
                                      -------------------------------------------------------------
                                       OWNERSHIP     PLANT IN       ACCUMULATED       PLANT UNDER
                                        INTEREST      SERVICE       DEPRECIATION      CONSTRUCTION
                                      ------------  ------------   ---------------   --------------
                                                         (MILLIONS OF DOLLARS)
Coal Generating
     Conemaugh....................       22.50%          $199             $56              $2
     Keystone.....................       22.84%           124              44               3
Nuclear Generating
     Peach Bottom.................       42.49%           808             395              28
     Salem........................       42.59%         1,255             483              12
     Hope Creek...................       95.00%         4,144           1,439              26
     Nuclear Support Facilities...      Various           201              52               7
Pumped Storage Facilities
     Yards Creek..................       50.00%            28              11               4
Transmission Facilities...........      Various           124              43              --
Merrill Creek Reservoir...........       13.91%            37              17              --
Linden SNG Plant..................       90.00%            16              23              --

NOTE 18. SELECTED QUARTERLY DATA (UNAUDITED)

      The information shown below, in the opinion of PSEG, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                                CALENDAR QUARTER ENDED
                            -----------------------------------------------------------------------------------------------
                                  MARCH 31,                 JUNE 30,              SEPTEMBER 30,            DECEMBER 31,
                            --------------------     ---------------------    --------------------    ---------------------
                              1998        1997         1998         1997        1998        1997        1998         1997
                            --------    --------     --------     --------    --------    --------    --------     --------
                                                              (MILLIONS WHERE APPLICABLE)
Operating Revenues.........  $1,632      $1,701       $1,348       $1,308      $1,425      $1,448      $1,526       $1,643
Operating Income...........     318         309          251          219         312         301         305          286
Net Income.................     191         140          122           91         180         176         151          153
Earnings per Share
  (Basic and Diluted)......    0.82        0.60         0.53         0.39        0.78        0.76        0.66         0.66
Weighted Average Common
  Shares and Potential
  Dilutive Effect of Stock
  Options Outstanding.....      232         232          232          232         232         232         228          232

NOTE 19. ACCOUNTING MATTERS

      In response to the continuing deregulation of the electric utility industry, the Financial Accounting Standards Board (FASB), through its Emerging Issues Task Force (EITF), undertook an initiative designated as EITF Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). The purpose of this initiative was to develop guidance for the application of SFAS 101, "Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101). SFAS 101 addresses how an enterprise that ceases to meet the criteria for application of SFAS 71 to all or part of its operations should report that event in its general-purpose financial statements. This authoritative pronouncement will dictate the timing for the accounting for the outcome of the Energy Master Plan Proceedings.

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

      The impact of these accounting standards to PSEG and PSE&G will be determined based on the outcome of the Energy Master Plan Proceedings. Under PSE&G's proposal and the Energy Competition Act, PSE&G would have the opportunity, through various mechanisms, to recover its electric generation related potentially stranded costs. Management cannot predict the outcome of the Energy Master Plan Proceedings on PSEG's and PSE&G's future financial condition, results of operations and net cash flows. However, depending on regulatory actions taken in New Jersey with respect to electric utility deregulation, there could be a material adverse effect on such results.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. PSEG and PSE&G are currently evaluating the impact of SFAS 133.

      In November 1998, the EITF issued EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 is effective for financial statements issued for fiscal years beginning after December 15, 1998. EITF 98-10 requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements and footnotes. The EITF described indicators that should be considered in determining whether an identifiable operation enters into contracts that would fall under the scope of this issue. PSE&G has determined that EITF 98-10 does apply to its operations and will be adopted in January 1999. The impact of applying EITF 98-10 is not expected to have a material adverse impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G.

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

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a Cumulative Effect of a Change in Accounting Principle. The adoption of SOP 98-5 is not expected to have a material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G.

NOTE 20. SUBSEQUENT EVENTS

      On January 1, 1999, the outstanding stock of PSCRC was dividended by PSE&G to PSEG, which contributed such stock indirectly to Energy Technologies as an additional equity investment. PSCRC had earnings/(losses) of $2 million, $0.2 million and $(9) million for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, PSCRC had assets of $89 million and $117 million, respectively. Future earnings and assets will be reflected in the consolidated financial statements of Energy Technologies, Energy Holdings and PSEG.

      In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of January 31, 1999, the Real has devalued approximately 40% against the U.S. dollar since December 31, 1998. Based on the December 31, 1998 Brazilian investment balance of $482 million, there was a 40% devaluation as of January 31, 1999 which resulted in a charge of $172 million to cumulative foreign currency translation adjustment (a separate component of stockholders' equity). PSEG cannot predict to what extent, if any, further devaluation may occur, and, therefore, cannot predict the impact of potential devaluation of currencies on PSEG's results of operations, financial condition and net cash flows. However, assuming no further significant devaluation, PSEG does not expect this to have a material adverse effect on its 1999 results of operations, financial condition or net cash flows. For additional information, see Note 15. Financial Information by Business Segment. As PSEG increases its international investments, the financial statements of PSEG will be increasingly affected by changes in the global economy.

PSE&G

      Except as modified below, the Notes to Consolidated Financial Statements of PSEG are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

     Note  1.  Organization and Summary of Significant Accounting Policies
     Note  2.  Regulatory Issues
     Note  3.  Regulatory Assets and Liabilities
     Note  4.  Long-Term Investments
     Note  5.  Leasing Activities--As Lessee
     Note  6.  Schedule of Consolidated Capital Stock and Other Securities
     Note  7.  Schedule of Consolidated Debt
     Note  8.  Financial Instruments and Risk Management
     Note 10.  Commitments and Contingent Liabilities
     Note 11.  PSE&G Nuclear Decommissioning
     Note 12.  Income Taxes
     Note 13.  Pension, Other Postretirement Benefit and Savings Plans
     Note 14.  Stock Options, Stock Purchase Plan and Stock Repurchase Program
     Note 15.  Financial Information by Business Segments
     Note 17.  Jointly Owned Facilities--Utility Plant
     Note 19.  Accounting Matters
     Note 20.  Subsequent Events

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PSEG owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of common stock at December 31, 1998, 1997 and 1996, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion.

NOTE 9. CASH AND CASH EQUIVALENTS

      The December 31, 1998 and 1997 balances consist primarily of working funds.

NOTE 12. INCOME TAXES

      A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                                              1998            1997            1996
                                                                           ----------      ----------      ----------
                                                                                       (MILLIONS OF DOLLARS)
Net Income ...........................................................           $604            $528            $535
                                                                           ----------      ----------      ----------
Income taxes:
   Operating income:
     Current provision-Federal and State .............................            453             292             241
     Provision for deferred income taxes--net(A)-Federal and State ...            (35)             34              43
     Investment tax credits--net .....................................            (20)            (19)            (19)
                                                                           ----------      --------------------------
     Total included in operating income ..............................            398             307             265
Miscellaneous other income:
     Current provision-Federal and State .............................              8             (24)              1
     Provision for deferred income taxes(A)-Federal and State ........             (1)             --              --
     SFAS 90 deferred income taxes(A) ................................              1               1               2
                                                                           ----------      ----------      ----------
          Total income tax provisions ................................            406             284             268
                                                                           ----------      ----------      ----------
Pretax income ........................................................         $1,010            $812            $803
                                                                           ----------      ----------      ----------

      Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                                              1998            1997            1996
                                                                           ----------      ----------      ----------
                                                                                      (MILLIONS OF DOLLARS)
Tax computed at the statutory rate ...................................           $354            $284            $281
                                                                           ----------      ----------      ----------
Increase (decrease) attributable to flow through of certain tax adjustments:
     Depreciation ....................................................             23              27              11
     Amortization of investment tax credits ..........................            (20)            (19)            (19)
     New Jersey Corporate Business Tax ...............................             59              --              --
     Other ...........................................................            (10)             (8)             (5)
                                                                           ----------      ----------      ----------
          Subtotal ...................................................             52              --             (13)
                                                                           ----------      ----------      ----------
          Total income tax provisions ................................           $406            $284            $268
                                                                           ==========      ==========      ==========
Effective income tax rate ............................................           40.2%           35.0%           33.3%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                                              1998            1997            1996
                                                                           ----------      ----------      ----------
                                                                                      (MILLIONS OF DOLLARS)
Deferred Credits:
     Additional tax depreciation and amortization ....................           $(28)            $16             $31
     Conservation Costs ..............................................             36              27              15
     Deferred Fuel Costs--net ........................................            (60)             (4)              6
     Pension Cost ....................................................             26               8               3
     New Jersey Corporate Business Tax ...............................             (8)             --              --
     Other ...........................................................             (1)            (12)            (10)
                                                                           ----------      ----------      ----------
          Total ......................................................           $(35)            $35             $45
                                                                           ==========      ==========      ==========

SFAS 109

      The following is an analysis of deferred income taxes:

                                                                   DECEMBER 31,
                                                            -------------------------
                                                               1998           1997
                                                            ----------     ----------
DEFERRED INCOME TAXES                                         (MILLIONS OF DOLLARS)
Assets:
   Current (net) ......................................            $30            $25
   Non-current:
     Unrecovered Investment Tax Credits ...............            110            117
     Nuclear Decommissioning ..........................             27             33
     Construction Period Interest and Taxes ...........             13             15
     New Jersey Corporate Business Tax ................             15             --
     Vacation Pay .....................................              6              7
     Other ............................................             22             17
                                                            ----------     ----------
        Total Non-current .............................            193            189
                                                            ----------     ----------
        Total Assets ..................................            223            214
                                                            ----------     ----------
Liabilities:
   Non-current:
     Plant Related Items ..............................          2,212          2,246
     Conservation Costs ...............................             75             39
     Hope Creek O&M Costs .............................             19             21
     Deferred Electric Energy & Gas Costs .............             --             60
     Unamortized Debt Expense .........................             45             44
     Taxes Recoverable Through Future Rates (Net) .....            242            249
     Other ............................................            127             99
                                                            ----------     ----------
        Total Non-current .............................          2,720          2,758
                                                            ----------     ----------
        Total Liabilities .............................          2,720          2,758
                                                            ----------     ----------
Summary--Deferred Income Taxes
   Net Current Assets .................................             30             25
   Net Non-current Liability ..........................          2,527          2,569
                                                            ----------     ----------
        Total .........................................         $2,497         $2,544
                                                            ==========     ==========

      The balance of Federal income tax payable by (receivable from) PSE&G to PSEG was $9 million and $5 million as of December 31, 1998 and December 31, 1997, respectively.

NOTE 18. SELECTED QUARTERLY DATA (UNAUDITED)

      The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                            CALENDAR QUARTER ENDED
                              -----------------------------------------------------------------------------------
                                  MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                              -----------------     -----------------     -----------------     -----------------
                               1998       1997       1998       1997       1998       1997       1998       1997
                              ------     ------     ------     ------     ------     ------     ------     ------
                                                            (MILLIONS OF DOLLARS)
Operating Revenues ......     $1,519     $1,662     $1,258     $1,255     $1,416     $1,377     $1,397     $1,561
Operating Income ........        259        292        208        195        321        264        231        247
Net Income ..............        157        140        111         87        217        159        119        142
Earnings Available to
  PSEG ..................        155        136        109         81        215        157        116        139

                    FINANCIAL STATEMENT RESPONSIBILITY--PSEG

      Management of PSEG is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related notes of PSEG. The consolidated financial statements and related notes are prepared in accordance with generally accepted accounting principles. The financial statements reflect estimates based upon the judgment of management where appropriate. Management believes that the consolidated financial statements and related notes present fairly PSEG's financial position and results of operations. Information in other parts of this Annual Report is also the responsibility of management and is consistent with these consolidated financial statements and related notes.

      The firm of Deloitte & Touche LLP, independent auditors, is engaged to audit PSEG's consolidated financial statements and related notes and issue a report thereon. Deloitte & Touche's audit is conducted in accordance with generally accepted auditing standards. Management has made available to Deloitte & Touche all the corporation's financial records and related data, as well as the minutes of directors' meetings. Furthermore, management believes that all representations made to Deloitte & Touche during its audit were valid and appropriate.

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

      The Internal Auditing Department of PSE&G conducts audits and appraisals of accounting and other operations of PSEG and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1998, the Corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

      The Board of Directors of PSEG carries out its responsibility of financial overview through its Audit Committee, which presently consists of five directors who are not employees of PSEG or any of its affiliates. The Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at all times.

           E. JAMES FERLAND                          ROBERT C. MURRAY
        Chairman of the Board,                      Vice President and
 President and Chief Executive Officer            Chief Financial Officer

           PATRICIA A. RADO
     Vice President and Controller
    (Principal Accounting Officer)

February 12, 1999

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

      The Internal Auditing Department conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1998, the Corporation's system of internal accounting controls is adequate to accomplish the objectives discussed herein.

      The Board of Directors carries out its responsibility of financial overview through the Audit Committee of PSEG, which presently consists of five directors who are not employees of PSE&G or any of its affiliates. The PSEG Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche, periodically meet alone with the Audit Committee and have free access to the Audit Committee, and its individual members, at all times.

         E. JAMES FERLAND                          ROBERT C. MURRAY
    Chairman of the Board and              Executive Vice President--Finance
      Chief Executive Officer                (Principal Financial Officer)

         PATRICIA A. RADO
   Vice President and Controller
  (Principal Accounting Officer)

February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

      We have audited the consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(1). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Enterprise Group Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1996, 1995, and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1998 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Public Service Electric and Gas Company:

      We have audited the consolidated balance sheets of Public Service Electric and Gas Company and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Electric and Gas Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1996, 1995, and 1994, and the related consolidated statements of income, common stockholder's equity and cash flows for the years ended December 31, 1995 and 1994 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1998 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      PSEG and PSE&G, none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS OF THE REGISTRANTS

      PSEG

      The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at PSEG's Annual Meeting of Stockholders to be held on April 20, 1999, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in PSEG's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 1999 and which information set forth under said heading is incorporated herein by this reference thereto.

      PSE&G

      There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 20, 1999, present committee memberships, business experience during the last five years and other present directorships. For discussion of certain litigation involving the directors of PSE&G, except Forrest J. Remick and Conrad K. Harper, see Part I--Business, Item 3--Legal Proceedings.

      LAWRENCE R. CODEY has been a director since 1988. Age 54. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since 1991. Director of PSEG. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc. and Horizon Blue Cross Blue Shield of New Jersey.

      E. JAMES FERLAND has been a director since 1986. Age 57. Chairman of Executive Committee. Chairman of the Board, President and Chief Executive Officer of PSEG since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991 and Chairman of the Board and Chief Executive Officer of Energy Holdings since June 1989. Director of PSEG and of Energy Holdings. Director of Foster Wheeler Corporation and The HSB Group, Inc.

      CONRAD K. HARPER has been a director since May 1997. Age 58. Director of PSEG. Has been a partner in the law firm of Simpson Thacher & Bartlett, New York, New York since October 1996 and from 1974 to May 1993. Was Legal Adviser, U.S. Department of State from May 1993 to June 1996. Director of New York Life Insurance Company.

      IRWIN LERNER has been a director since 1993. Age 68. Member of Executive Committee. Was previously a director from 1981 to February 1988. Director of PSEG. Retired. Until retirement was Chairman, Board of Directors of Hoffmann-La Roche Inc., Nutley, New Jersey (prescription pharmaceuticals, vitamins and fine chemicals, and diagnostic products and services) from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992. Director of Humana Inc., AXYS Pharmaceuticals, Inc., Medarex, Inc., Covance Inc. and V.I. Technologies, Inc.

      MARILYN M. PFALTZ has been a director since 1998 and was a Director of Energy Holdings from 1989 to 1998. Age 66. Director of PSEG. Has been a partner of P and R Associates, Summit, New Jersey (communication specialists), since 1968. Director of AAA National Association and Beacon Trust Company.

      FORREST J. REMICK has been a director since 1995. Age 68. Director of PSEG. Has been an engineering consultant since 1994. Was Commissioner, U.S. Nuclear Regulatory Commission, from December 1989 to June 1994. Was Associate Vice President--Research and Professor of Nuclear Engineering at Pennsylvania State University, from 1985 to 1989.

EXECUTIVE OFFICERS OF THE REGISTRANTS

      The following table sets forth certain information concerning the executive officers of PSEG and PSE&G, respectively.

                                    AGE                                                             EFFECTIVE DATE
NAME                         DECEMBER 31, 1998                   OFFICE                    FIRST ELECTED TO PRESENT POSITION
--------------------------   -----------------   -------------------------------------   -----------------------------------
E. James Ferland..........          56           Chairman of the Board, President and    July 1986 to present
                                                 Chief Executive Officer (PSEG)

                                                 Chairman of the Board and Chief         July 1986 to present
                                                 Executive Officer (PSE&G)

                                                 Chairman of the Board and Chief         June 1989 to present
                                                 Executive Officer (Energy Holdings)

Lawrence R. Codey.........          54           President and Chief Operating Officer   September 1991 to present
                                                 (PSE&G)

Robert C. Murray..........          53           Vice President and Chief Financial      January 1992 to present
                                                 Officer (PSEG)

                                                 Executive Vice President--Finance       June 1997 to present
                                                 (PSE&G)

                                                 Senior Vice President and Chief         January 1992 to June 1997
                                                 Financial Officer (PSE&G)

Robert J. Dougherty, Jr...          47           President and Chief Operating Officer   January 1997 to present
                                                 (Energy Holdings)

                                                 President (Enterprise Ventures and      February 1995 to December 1996
                                                 Services Corporation)

                                                 Senior Vice President--Electric         September 1991 to February 1995
                                                 (PSE&G)

Harold W. Keiser..........          55           Chief Nuclear Officer & President--     May 1998 to present
                                                 Nuclear Business Unit (PSE&G)

                                                 Executive Vice President--Nuclear       January 1998 to April 1998
                                                 Business Unit (PSE&G)

                                                 Private Consultant                      October 1997 to January 1998

                                                 Vice President and Chief Nuclear        March 1996 to October 1997
                                                 Operating Officer, Commonwealth
                                                 Edison

                                                 Vice President, Pressurized Water       December 1995 to March 1996
                                                 Reactor, Commonwealth Edison

                                                 Executive Vice President and Chief      April 1993 to December 1995
                                                 Operating Officer, Entergy Operations
                                                 Incorporated

R. Edwin Selover..........          53           Vice President and General Counsel      April 1988 to present
                                                 (PSEG)

                                                 Senior Vice President and General       January 1988 to present
                                                 Counsel (PSE&G)

                                    AGE                                                             EFFECTIVE DATE
NAME                         DECEMBER 31, 1998                   OFFICE                    FIRST ELECTED TO PRESENT POSITION
--------------------------   -----------------   -------------------------------------   -----------------------------------

Alfred C. Koeppe............        52           Senior Vice President--Corporate        October 1996 to present
                                                 Services and External Affairs (PSE&G)

                                                 Senior Vice President--External         October 1995 to October 1996
                                                 Affairs (PSE&G)

                                                 President and Chief Executive           February 1993 to October 1995
                                                 Officer, Bell Atlantic--New Jersey

Frank Cassidy..............         51           President                               November 1996 to present
                                                 (Energy Technologies)

                                                 Senior Vice President--Fossil           February 1995 to November 1996
                                                 Generation (PSE&G)

                                                 Vice President--Transmission            November 1989 to February 1995
                                                 Systems (PSE&G)

Eileen A. Moran.............        44           President (Resources)                   May 1990 to present

                                                 President (EGDC)                        January 1997 to present

Michael J. Thomson..........        40           President (Global)                      January 1997 to present

                                                 Senior Vice President and Chief         February 1994 to December 1996
                                                 Operating Officer (Global)

                                                 Senior Vice President (Global)          July 1993 to February 1994

Patricia A. Rado...........         56           Vice President and Controller           April 1993 to present
                                                 (PSEG)

                                                 Vice President and Controller           April 1993 to present
                                                 (PSE&G)

ITEM 11. EXECUTIVE COMPENSATION

PSEG

      The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 20 1999 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 1999 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1998 is set forth below. Amounts shown were paid or awarded for all services rendered to PSEG and its subsidiaries and affiliates including PSE&G.

                                                  SUMMARY COMPENSATION TABLE
                                                                                                 LONG TERM COMPENSATION
                                                                                 --------------------------------------------------
                                                     ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                                 ----------------------------    -----------------------------------
                                                                 BONUS/ANNUAL                                  LTIP     ALL OTHER
                                                    SALARY         INCENTIVE      RESTRICTED      OPTIONS    PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR         $          AWARD($)(1)      STOCK ($)      (#)(2)      ($)(3)      ($)(4)
---------------------------------------   ----      -------      ------------    ------------     -------    -------   ------------
E. James Ferland.......................   1998      762,070         621,400      5,184,375 (5)    150,000     92,684      28,647
Chairman of the Board and Chief           1997      712,261         425,200              0        118,000    108,702      15,747
Executive Officer of PSE&G                1996      712,261         279,811              0          6,500    168,084      10,994

Lawrence R. Codey......................   1998      455,250         274,200              0         75,000     44,744       5,043
President and Chief Operating             1997      435,327         249,400              0         59,200     50,325       5,459
Officer of PSE&G                          1996      435,327         141,968              0          3,000     81,144       5,934

Robert C. Murray.......................   1998      373,564         225,000              0         50,000     31,960       4,962
Executive Vice President - Finance        1997      345,671         154,900              0         32,000     36,234       5,260
of PSE&G                                  1996      332,721          83,887              0          2,000     57,960       5,248

Harold W. Keiser.......................   1998      308,047         155,400              0         37,500          0       5,888
Chief Nuclear Officer and President
Nuclear Business Unit of PSE&G (6)

R. Edwin Selover.......................   1998      293,871         154,900              0         25,000     22,372      19,210
Senior Vice President and General         1997      278,928         117,900              0         14,300     26,169       9,065
Counsel of PSE&G                          1996      268,967          59,828              0          1,400     40,572       7,172

(1) Amount awarded in given year was earned under Management Incentive Compensation Plan (MICP) and determined in following year based on individual performance and financial and operating performance of PSEG and PSE&G, including comparison to other companies.

(2) All grants of options to purchase shares of PSEG Common Stock were made under the Long-Term Incentive Plan (LTIP). For 1998, all options granted were non-tandem (as described below) except for 2,500 options granted to Mr. Keiser. For 1997, 100,000; 50,000; 25,000 and 10,000 were non-tandem and 18,000; 9,200; 7,000 and 4,300 of the options granted to Messrs. Ferland, Codey, Murray, and Selover, respectively, were tandem. For 1996, all options granted were in tandem with performance units and dividend equivalents. Tandem grants are made with an equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. The tandem grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time. Non-tandem grants are made without performance units and dividend equivalents.

(3) Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents, each as measured during three-year period ending the year prior to the year in which payment is made.

(4) Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:

                               FERLAND             CODEY                MURRAY               KEISER             SELOVER
                           --------------     ----------------      ---------------      --------------      --------------
                           THRIFT    MICP     THRIFT     MICP       THRIFT     MICP      THRIFT    MICP      THRIFT    MICP
                             ($)     ($)        ($)      ($)          ($)       ($)        ($)      ($)       ($)      ($)
                           ------   -----     ------     -----      ------     ----      ------    ----      -----    -----
1998.....................   4,801     383      4,802       241       4,805      157       5,888       0      4,806      112
1997.....................   4,801   1,122      4,802       657       4,802      458          --      --      4,802      325
1996.....................   4,150   2,861      4,502     1,432       4,502      746          --      --      4,502    1,272

      In addition, 1998, 1997 and 1996 amounts include for Mr. Ferland $23,463, $9,824 and $3,983 and for Mr. Selover $14,292, $3,938 and $1,398,
      respectively, representing interest on compensation deferred under PSE&G's Deferred Compensation Plan in excess of 120% of the applicable Federal long-term rate as prescribed under Section 1274(d) of the Internal Revenue Code. Under PSE&G's Deferred Compensation Plan, interest is paid at prime rate plus 1/2%, adjusted quarterly.

(5) Value as of original grant date, based on the closing price on the New York Stock Exchange on June 16, 1998, with respect to an award to Mr. Ferland of 150,000 shares of restricted stock, of which 60,000 shares vest in 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Dividends on the entire grant are paid in cash from the date of grant.

(6)   Mr. Keiser was first employed in January 1998.

                                       OPTION GRANTS IN LAST FISCAL YEAR (1998)

                                  NUMBER OF        % OF TOTAL
                                  SECURITIES         OPTIONS
                                  UNDERLYING        GRANTED TO       EXERCISE OR
                                   OPTIONS         EMPLOYEES IN      BASE PRICE      EXPIRATION           GRANT DATE
NAME                               GRANTED          FISCAL YEAR        ($/SH)           DATE        PRESENT VALUE ($) (4)
------------------------------    ----------       ------------      -----------     ----------     ---------------------
E. James Ferland..............    150,000(1)            17.8           39.3125        12/03/08             657,000

Lawrence R. Codey.............     75,000(1)             8.9           39.3125        12/03/08             328,500

Robert C. Murray..............     50,000(1)             5.9           39.3125        12/03/08             219,000

Harold W. Keiser..............     25,000(1)             3.0           39.3125        12/03/08             109,500
                                   10,000(2)             1.2           29.5625         1/20/08              34,800
                                    2,500(3)             0.3           31.5625         1/21/08              25,325

R. Edwin Selover..............     25,000(1)             3.0           39.3125        12/03/08             109,500

(1) Granted under LTIP not in tandem with performance units and dividend equivalents, with exercisability commencing December 3, 1999, December 3, 2000 and December 3, 2001, respectively, with respect to one-third of the options at each such date.

(2) Granted under LTIP in tandem with equal number of performance units and dividend equivalents with exercisability commencing December 16, 1998, December 16, 1999 and December 16, 2000, respectively, with respect to one-third of the options at each such date.

(3) Granted under LTIP in tandem with equal number of performance units and dividend equivalents which may provide cash payments, dependent on future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options, with exercisability commencing January 1, 2000. Cash payment is made, based on the value, if any, of performance units awarded and dividend equivalents accrued, if any, as measured during the three-year period ending the year prior to the year in which payment, if any, is made, only if the specified performance level is achieved, dividend equivalents have accrued and options are exercised.

(4) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments for the grants expiring January 20, 2008, January 21, 2008 and December 3, 2008, respectively: (a) exercise prices of $29.5625, $31.5625 and $39.3125, equal to the fair market value of the underlying PSEG Common Stock on the date of grant (or as of December 16, 1997 for the grant expiring January 20, 2008), to replicate grants previously given to other executive officers for similar performance periods; (b) an option term of ten years on all grants; (c) interest rates of 5.54%, 5.81% and 4.65% that represent the interest rates on U.S. Treasury securities on the dates of grant (or December 16, 1997 for the grant (expiring January 20, 2008) with a maturity date corresponding to that of the option terms; (d) volatilities of 19.12%, 19.12% and 20.17% calculated using daily PSEG Common Stock prices for the one-year period prior to the grant dates; (e) a dividend yield of 0% with respect to the dividend equivalent feature of the tandem grants (expiring January 21, 2008) since dividend payments accrue while the option is held;
      (f) dividend yields of 6.84% and 5.49% on the non-tandem (expiring January 20, 2008 and December 3, 2008); and (g) reductions of approximately 7.8% and 7.82% for the non-tandem and 11.53% for the tandem grants, respectively, to reflect the probability of forfeiture due to termination prior to vesting, and approximately 2.4%, 20% and 6.23% for the grants expiring January 20, 2008, January 21, 2008 and December 3, 2008, respectively, to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock. There is no assurance that any such value realized will be at or near the value estimated by the Black-Scholes model utilized.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1998) AND
                    FISCAL YEAR END OPTION VALUES (12/31/98)

                                                                                                   VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT FY-END(#)(1)             AT FY-END($)(3)
                                                               ----------------------------    ----------------------------
                                       SHARES
                                      ACQUIRED       VALUE
                                     ON EXERCISE   REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
NAME                                   (#)(1)       ($)(2)         (#)             (#)             ($)             ($)
---------------------------------    ----------------------    ----------------------------    ----------------------------
E. James Ferland.................        5,800      63,075        33,340         241,160         347,986        1,061,576
Lawrence R. Codey................        2,800      18,375        17,370         120,530         185,018          530,982
Robert C. Murray.................        2,000      21,875         8,335          75,665          86,997          305,441
Harold W. Keiser.................            0           0         3,334          34,166          34,799          107,858
R. Edwin Selover.................        1,400       8,525         4,334          37,366          45,049          147,908

(1) Does not reflect any options granted and/or exercised after year end (12/31/98). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and Management.

(2) Represents difference between exercise price and market price of PSEG Common Stock on date of exercise.

(3) Represents difference between market price of PSEG Common Stock and the respective exercise prices of the options at fiscal year end (12/31/98). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

      PSEG has entered into an employment agreement dated as of June 16, 1998 with Mr. Ferland covering his employment as Chief Executive Officer through March 31, 2005. Under the Agreement, Mr. Ferland has agreed not to retire prior to March 31, 2002, but may retire thereafter. The Agreement provides that Mr. Ferland will be re-nominated for election as a Director during his employment under the Agreement. The Agreement provides that Mr. Ferland's base salary, target annual incentive bonus and long term incentive bonus will be determined based on compensation practices for CEO's of similar companies and that his annual salary will not be reduced during the term of the Agreement and awards him 150,000 shares of restricted PSEG Stock, of which 60,000 shares vest 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Any non-vested shares are forfeited upon his retirement unless the Board of Directors, in its discretion, determines to make payment. The Agreement provides for the granting of 22 years of pension credit for Mr. Ferland's prior service, which was awarded at the time of his employment. The Agreement further provides that if Mr. Ferland is terminated without "Cause" or resigns for "Good Reason" (as those terms are defined in the Agreement) during the term of the Agreement, the entire stock award becomes vested, he will be paid a benefit of two times base salary and target bonus and welfare benefits will be continued for two years unless sooner employed. In the event such a termination occurs after a "Change in Control" (as defined), the payment to Mr. Ferland becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value providing three years additional service under PSEG's retirement plans, and a gross-up for excise taxes on any termination payments due under the Internal Revenue Code. The Agreement provides that Mr. Ferland is prohibited from competing with or recruiting employees from PSEG or its subsidiaries of affiliates for two years after termination of employment. Violation of these provisions requires a forfeiture of a portion of the restricted stock grant and certain other benefits.

      The principal remaining applicable terms of an employment agreement entered into with Mr. Murray at the time of his employment, as modified in 1998, provide for the grant of additional years of credited service for retirement purposes in light of allied work experience of five years after completion of five years of employment, and up to seventeen years after completion of approximately nine years of employment.

      The principal remaining applicable terms of an employment agreement entered into with Mr. Keiser at the time of his employment provide that his salary may not be decreased during the first five years of employment, if discharged without cause during such period, he will be paid his salary for a twelve-month period or the remainder of the five year period, whichever is less, and the grant of twenty years of additional credited service for retirement purposes after completion of five years of employment, in light of allied work experience.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of PSEG. Hence, during 1998 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

COMPENSATION OF DIRECTORS AND CERTAIN BUSINESS RELATIONSHIPS

      A director who is not an officer of PSEG or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $22,000 and a fee of $1,200 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to PSEG, PSE&G or Energy Holdings. Beginning in 1999, each committee Chair will receive an additional annual retainer of $3,000. Each of the directors of PSE&G is also a director of PSEG. No additional retainer is paid for service as a director of PSE&G. Fifty percent of the annual retainer is paid in PSEG Common Stock.

      PSEG also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of PSEG or its subsidiaries receive 300 shares of restricted stock for each year of service as a director. Beginning in 1999, this amount will be increased to 600 shares annually. Such shares held by each non-employee director are included in the table in Item 12 below under the heading Security Ownership of Directors and Management.

      The restrictions on the stock granted under the Stock Plan for Outside Directors provide that the shares are subject to forfeiture if the director leaves service at any time prior to the Annual Meeting of Stockholders following his or her 70th birthday. This restriction would be deemed to have been satisfied if the director's service were terminated after a "Change in Control" as defined in the Plan or if the director were to die in office. PSEG also has the ability to waive this restriction for good cause shown. Restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions. Dividends on shares held subject to restrictions are paid directly to the director, and the director has the right to vote the shares.

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

                               PENSION PLAN TABLE

                                  LENGTH OF SERVICE
AVERAGE FINAL  ------------------------------------------------------
 COMPENSATION    30 YEARS        35 YEARS      40 YEARS      45 YEARS
-------------  ------------   -----------   -----------   -----------
     $300,000    $180,000        $195,000      $210,000      $225,000
      400,000     240,000         260,000       280,000       300,000
      500,000     300,000         325,000       350,000       375,000
      600,000     360,000         390,000       420,000       450,000
      700,000     420,000         455,000       490,000       525,000
      800,000     480,000         520,000       560,000       600,000
      900,000     540,000         585,000       630,000       675,000
    1,000,000     600,000         650,000       700,000       750,000
    1,100,000     660,000         715,000       770,000       825,000
    1,200,000     720,000         780,000       840,000       900,000
    1,300,000     780,000         845,000       910,000       975,000

      Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 130% of the average annual salary for such five year period. Messrs. Ferland, Codey, Murray, Keiser and Selover will have accrued approximately 48, 41, 41, 30 and 43 years of credited service, respectively, as of age 65.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PSEG

      The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading 'Security Ownership of Directors, Management and Certain Beneficial Owners' in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 1999 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 1999 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, PSEG, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

      The following table sets forth beneficial ownership of PSEG Common Stock, including options, by the directors and executive officers named below as of January 31, 1999. None of these amounts exceed 1% of the PSEG Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.

                                                          AMOUNT AND NATURE OF
NAME                                                      BENEFICIAL OWNERSHIP
--------------------------------------------------------  --------------------
Lawrence R. Codey.......................................         155,816 (1)
E. James Ferland........................................         483,578 (2)
Conrad K. Harper........................................             940
Harold W. Keiser........................................          37,512 (3)
Irwin Lerner............................................          11,359
Robert C. Murray........................................          96,322 (4)
Marilyn M. Pfaltz.......................................           8,473
Forrest J. Remick.......................................           2,838
R. Edwin Selover........................................          50,691 (5)
All directors and executive officers (11) as a group....         905,686 (6)

(1) Includes the equivalent of 5 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 137,200 shares, 16,670 of which are currently exercisable.

(2) Includes the equivalent of 11,531 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 274,500 shares, 33,340 of which are currently exercisable. Includes 150,000 shares of restricted stock, which vest as described in the Summary Compensation Table Note 5.

(3) Includes the equivalent of 12 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 37,500 shares, 3,334 of which are currently exercisable.

(4) Includes the equivalent of 1,322 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 84,000 shares, 8,335 of which are currently exercisable.

(5) Includes options to purchase 41,700 shares, of which 4,334 are currently exercisable.

(6) Includes the equivalent of 18,163 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 625,700 shares, of which 69,407 are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PSEG

      The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 1999, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 1999. Such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   Financial Statements:

      (1) PSEG Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996, on page 57.

            PSEG Consolidated Balance Sheets for the years ended December 31, 1998 and 1997, on pages 58 and 59.

            PSEG Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996 on page 60.

            PSEG Statements of Common Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996 on page 61.

            PSEG Notes to Consolidated Financial Statements on pages 68 through 111.

      (2) PSE&G Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996, on page 63.

            PSE&G Consolidated Balance Sheets for the years ended December 31, 1998 and 1997, on pages 64 and 65.

            PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996 on page 66.

            PSE&G Statements of Common Stockholder's Equity for the years ended December 31, 1998, 1997, and 1996 on page 67.

            PSE&G Notes to Consolidated Financial Statements on pages 111 through 114.

(B)   The following documents are filed as a part of this report:

      (1)   PSEG Financial Statement Schedules:

            Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998 (page 130).

      (2)   PSE&G Financial Statement Schedules:

            Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1998 (page 130).

            Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)   The following exhibits are filed herewith:

      (1)   PSEG:

            Exhibit 4f Indenture dated as of November 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank providing for the issuance of Senior Debt Securities
            Exhibit 10a(1) Directors' Deferred Compensation Plan
            Exhibit 10a(2) Deferred Compensation Plan for Certain Employees

            Exhibit 10a(3) Limited Supplemental Benefits Plan for Certain Employees
            Exhibit 10a(4) Mid Career Hire Supplemental Retirement Plan
            Exhibit 10a(5) Retirement Income Reinstatement Plan
            Exhibit 10a(6) Long-Term Incentive Plan
            Exhibit 10a(14) Directors' Stock Plan
            Exhibit 10a(16) Global Deferred Compensation Plan
            Exhibit 10a(17) Global Executive Incentive Compensation Plan
            Exhibit 10a(18) Energy Holdings Management Incentive Compensation
            Plan
            Exhibit 10a(19) Energy Holdings Deferred Compensation Plan
            Exhibit 10a(20) Energy Technologies Executive Incentive Compensation Plan
            Exhibit 10a(21) Energy Holdings Limited Supplemental Benefits Plan for Certain Employees
            Exhibit 10a(22) Resources Annual Incentive Compensation Plan
            Exhibit 12 Computation of Ratios of Earnings to Fixed Charges
            Exhibit 21 Subsidiaries of Registrant
            Exhibit 23 Independent Auditors' Consent
            Exhibit 27 Financial Data Schedule

            (See Exhibit Index on pages 135 through 143.)

      (2)   PSE&G:

            Exhibit 10a(1) Directors' Deferred Compensation Plan
            Exhibit 10a(2) Deferred Compensation Plan for Certain Employees
            Exhibit 10a(3) Limited Supplemental Benefits Plan for Certain Employees
            Exhibit 10a(4) Mid Career Hire Supplemental Retirement Plan
            Exhibit 10a(5) Retirement Income Reinstatement Plan
            Exhibit 10a(6) Long-Term Incentive Plan
            Exhibit 10a(14) Directors' Stock Plan
            Exhibit 12(a) Computation of Ratios of Earnings to Fixed Charges
            Exhibit 12(b) Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
            Exhibit 23 Independent Auditors' Consent
            Exhibit 27 Financial Data Schedule

            (See Exhibit Index on pages 143 through 149.)

(D) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1998 and the 1999 period covered by this report under Item 5:

      REGISTRANT              DATE OF REPORT                ITEM REPORTED
      ----------              --------------                -------------

         None.

                                                                     SCHEDULE II

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1998 -- DECEMBER 31, 1996

                                                 COLUMN B                COLUMN C              COLUMN D       COLUMN E
                                                ----------     ---------------------------    -----------    ----------
                                                                        ADDITIONS
                                                               ---------------------------
                                                BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE AT
                                                 BEGINNING      COST AND    OTHER ACCOUNTS    DEDUCTIONS-      END OF
DESCRIPTION                                      OF PERIOD      EXPENSES       DESCRIBE        DESCRIBE        PERIOD
---------------------------------------------   ----------     ---------------------------    -----------    ----------
                                                                         (MILLIONS OF DOLLARS)
1998:
Allowance for Doubtful Accounts..............       $41            $40            $--            $43 (A)         $38
Discount on Property Abandonments............         2             --             --              1 (B)           1
Inventory Valuation Reserve..................        12             --             --             --              12
Other Valuation Allowances...................        15              1             --              5              11

1997:
Allowance for Doubtful Accounts..............       $46            $44            $--            $49 (A)         $41
Discount on Property Abandonments............         4             --             --              2 (B)           2
Inventory Valuation Reserve..................        16             --             --              4              12
Other Valuation Allowances...................        10              5             --             --              15

1996:
Allowance for Doubtful Accounts..............       $38            $46            $--            $38 (A)         $46
Discount on Property Abandonments............         7             --             --              3 (B)           4
Inventory Valuation Reserve..................        20             --             --              4              16
Other Valuation Allowances...................        --             10             --             --              10

(A)   Accounts Receivable/Investments written off.

(B)   Amortization of discount to income.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1998 -- DECEMBER 31, 1996

                                                 COLUMN B                COLUMN C              COLUMN D       COLUMN E
                                                ----------     ---------------------------    -----------    ----------
                                                                        ADDITIONS
                                                               ---------------------------
                                                BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE AT
                                                 BEGINNING      COST AND    OTHER ACCOUNTS    DEDUCTIONS-      END OF
DESCRIPTION                                      OF PERIOD      EXPENSES       DESCRIBE        DESCRIBE        PERIOD
---------------------------------------------   ----------     ---------------------------    -----------    ----------
                                                                         (MILLIONS OF DOLLARS)
1998:
Allowance for Doubtful Accounts..............       $41            $40            $--            $43 (A)         $38
Discount on Property Abandonments............         2             --             --              1 (B)           1
Inventory Valuation Reserve..................        12             --             --             --              12
Other Valuation Allowances...................        15              1             --              5              11

1997:
Allowance for Doubtful Accounts..............       $46            $44            $--            $49 (A)         $41
Discount on Property Abandonments............         4             --             --              2 (B)           2
Inventory Valuation Reserve..................        16             --             --              4              12
Other Valuation Allowances...................        10              5             --              --             15

1996:
Allowance for Doubtful Accounts..............       $38            $46            $--            $38 (A)         $46
Discount on Property Abandonments............         7             --             --              3 (B)           4
Inventory Valuation Reserve..................        20             --             --              4              16
Other Valuation Allowances...................        --             10             --             --              10

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

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED


                                    By            E. JAMES FERLAND
                                       -----------------------------------------
                                                  E. JAMES FERLAND
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

Date: February 22, 1999

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                         DATE
     ---------                       -----                         ----


  E. JAMES FERLAND     Chairman of the Board,                 February 22, 1999
---------------------  President and Chief Executive
  E. JAMES FERLAND     Officer and Director (Principal
                       Executive Officer)


  ROBERT C. MURRAY     Vice President and Chief Financial     February 22, 1999
---------------------  Officer (Principal Financial Officer)
  ROBERT C. MURRAY


  PATRICIA A. RADO     Vice President and Controller          February 22, 1999
---------------------  (Principal Accounting Officer)
  PATRICIA A. RADO


  LAWRENCE R. CODEY    Director                               February 22, 1999
---------------------
  LAWRENCE R. CODEY


   ERNEST H. DREW      Director                               February 22, 1999
---------------------
   ERNEST H. DREW


 T. J. DERMOT DUNPHY   Director                               February 22, 1999
---------------------
 T. J. DERMOT DUNPHY


RAYMOND V. GILMARTIN   Director                               February 22, 1999
---------------------
RAYMOND V. GILMARTIN


  CONRAD K. HARPER     Director                               February 22, 1999
---------------------
  CONRAD K. HARPER


    IRWIN LERNER       Director                               February 22, 1999
---------------------
    IRWIN LERNER


  MARILYN M. PFALTZ    Director                               February 22, 1999
---------------------
  MARILYN M. PFALTZ


  FORREST J. REMICK    Director                               February 22, 1999
---------------------
  FORREST J. REMICK


  RICHARD J. SWIFT     Director                               February 22, 1999
---------------------
  RICHARD J. SWIFT


   JOSH S. WESTON      Director                               February 22, 1999
---------------------
   JOSH S. WESTON

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED


                                    By            E. JAMES FERLAND
                                       -----------------------------------------
                                                  E. JAMES FERLAND
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER

Date: February 22, 1999

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                         DATE
     ---------                       -----                         ----


  E. JAMES FERLAND     Chairman of the Board and Chief        February 22, 1999
---------------------  Executive Officer and Director
  E. JAMES FERLAND     (Principal Executive Officer)



  ROBERT C. MURRAY     Executive Vice President--Finance      February 22, 1999
---------------------  (Principal Financial Officer)
  ROBERT C. MURRAY


  PATRICIA A. RADO     Vice President and Controller          February 22, 1999
---------------------  (Principal Accounting Officer)
  PATRICIA A. RADO


  LAWRENCE R. CODEY    Director                               February 22, 1999
---------------------
  LAWRENCE R. CODEY


   CONRAD K. HARPER    Director                               February 22, 1999
---------------------
   CONRAD K. HARPER


     IRWIN LERNER      Director                               February 22, 1999
---------------------
     IRWIN LERNER

  MARILYN M. PFALTZ    Director                               February 22, 1999
---------------------
  MARILYN M. PFALTZ

  FORREST J. REMICK    Director                               February 22, 1999
---------------------
  FORREST J. REMICK

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

      (a) Filed by PSE&G with Form 8-A under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

      (b) Filed by PSE&G with Form 8-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

      (c) Filed by PSE&G with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

      (d) Filed by PSE&G with Form 10-Q under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-973.

      (e) Filed by PSEG with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 1-9120.

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

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
      3a       (o)   3a       (o)  3a             Certificate of Incorporation
                                                  Public Service Enterprise
                                                  Group Incorporated

      3b       (e)   3b       (e)  3b             By-Laws of Public Service
                                   4/11/88        Enterprise Group Incorporated

      3c       (e)   3c       (e)  3c             Certificate of Amendment of
                                   4/11/88        Certificate of Incorporation
                                                  of Public Service Enterprise
                                                  Group

      3d       (f)            (f)                 Trust Agreements for
                     12/24/97                     Enterprise Capital Trust I and
                                                  III


      3e       (d)   3        (d)  3              Amended and Restated Trust
                     8/14/98       8/14/98        Agreement for Enterprise
                                                  Capital Trust II

    4a(1)      (f)   B-1      (c)  4b(1)          Incorporated, effective April
                                   2/18/81        23, 1987 Indenture between
                                                  PSE&G and Fidelity Union Trust
                                                  Company, (now First Union
                                                  National Bank) as Trustee,
                                                  dated August 1, 1924, securing
                                                  First and Refunding Mortgage
                                                  Bonds

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

    4a(11)     (j)   4b(16)   (c)  4b(11)         November 1, 1956
                                   2/18/81

    4a(12)     (k)   2b(12)   (c)  4b(12)         September 1, 1957
                                   2/18/81

    4a(13)     (k)   2b(13)   (c)  4b(13)         August 1, 1958
                                   2/18/81

    4a(14)     (k)   2b(14)   (c)  4b(14)         June 1, 1959
                                   2/18/81

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(30)     (a)   2        (c)  4b(30)         September 1, 1976
                     9/16/76       2/18/81

    4a(31)     (k)   2b(31)   (c)  4b(31)         October 1, 1976
                                   2/18/81

    4a(32)     (a)   2        (c)  4b(32)         June 1, 1977
                     6/29/77       2/18/81

    4a(33)     (l)   2b(33)   (c)  4b(33)         September 1, 1977
                                   2/18/81

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(49)     (b)   4(ii)    (b)  4(ii)          November 1, 1984 (No. 2)
                     1/4/85        1/9/85

    4a(50)     (a)   2        (a)  2              July 1, 1985
                     8/2/85        8/2/85


    4a(51)     (c)   4a(51)   (c)  4a(51)         January 1, 1986
                     2/11/86       2/11/86

    4a(52)     (a)   2        (a)  2              March 1, 1986
                     3/28/86       3/28/86

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(68)     (a)   4        (a)  4              February 1, 1992 (No. 1)
                     2/27/92       2/28/92

    4a(69)     (a)   4        (a)  4              February 1, 1992 (No. 2)
                     2/27/92       2/28/92

    4a(70)     (a)   4        (a)  4              June 1, 1992 (No. 1)
                     6/17/92       6/11/92

    4a(71)     (a)   4        (a)  4              June 1, 1992 (No. 2)
                     6/17/92       6/11/92

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(88)     (d)   4        (d)  4              June 1, 1994
                     11/8/94       12/2/94

    4a(89)     (d)   4        (d)  4              August 1, 1994
                     11/8/94       12/2/94

    4a(90)     (d)   4        (d)  4              October 1, 1994 (No. 1)
                     11/8/94       12/2/94

    4a(91)     (d)   4        (d)  4              October 1, 1994 (No. 2)
                     11/8/94       12/2/94

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
    4a(92)     (a)   4        (a)  4              January 1, 1996 (No. 1)
                     1/26/96       1/26/96

    4a(93)     (a)   4        (a)  4              January 1, 1996 (No. 2)
                     1/26/96       1/26/96

    4a(94)     (e)   4                            December 1, 1996
                     2/26/97

    4a(95)     (a)   4        (a)  4              June 1, 1997
                     6/17/97       6/17/97

    4a(96)     (a)   4        (a)   4             May 1, 1998
                     5/15/98        5/15/98

      4b       (b)   4        (b)  4              Indenture of Trust between
                     12/1/93       12/1/93        PSE&G and The Chase Manhattan
                                                  Bank (National Association),
                                                  as Trustee, providing for
                                                  Secured Medium-Term Notes
                                                  dated July 1, 1993

    4c(1)      (c)            (c)                 Indenture between PSE&G and
                     2/23/95       2/23/95        First Union National Bank,
                                                  National Association (now
                                                  known as First Union National
                                                  Bank), as Trustee, dated
                                                  November 1, 1994, providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures in
                                                  Series

    4c(2)      (a)            (a)                 Supplemental Indenture between
                     9/11/95       9/11/95        PSE&G and First Fidelity Bank,
               (d)   4d (2)   (d)  4d (2)         National Association (now
                     5/13/98       5/13/98        known as First Union National
                                                  Bank), as Trustee, dated
                                                  September 1, 1995 providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B (relating to Monthly
                                                  Preferred Securities)

    4d(1)      (d)   4e (1)   (d)  4e (2)         Indenture between PSE&G and
                     5/13/98       5/13/98        First Union National Bank, as
                                                  Trustee, dated June 1, 1996
                                                  providing for Deferrable
                                                  Interest Subordinated
                                                  Debentures in Series (relating
                                                  to Quarterly Preferred
                                                  Securities)

    4d(2)      (d)   4e(2)    (d)  4e(2)          Supplemental Indenture between
                     5/13/98       5/13/98        PSE&G and First Union National
                                                  Bank, as Trustee, dated
                                                  February 1, 1997 providing for
                                                  Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B (relating to
                                                  Quarterly Preferred
                                                  Securities)

    4e(1)      (d)   4f       (d)  4f             Indenture between Public
                     5/13/98       5/13/98        Service Enterprise Group
                                                  Incorporated and First Union
                                                  National Bank, as Trustee,
                                                  dated January 1, 1998
                                                  providing for Deferrable
                                                  Interest Subordinated
                                                  Debentures in Series (relating
                                                  to Quarterly Preferred
                                                  Securities)

    4e(2)      (d)   4a       (d)  4a             First Supplemental Indenture
                     8/14/98       8/14/98        to Indenture dated as of
                                                  January 1, 1998 between Public
                                                  Service Enterprise Group
                                                  Incorporated and First Union
                                                  National Bank, as Trustee,
                                                  dated June 1, 1998 providing
                                                  for the issuance of Floating
                                                  Rate Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B (relating to Trust
                                                  Preferred Securities)

    4e(3)      (d)   4b       (d)  4b             Second Supplemental Indenture
                     8/14/98       8/14/98        to Indenture dated as of
                                                  January 1, 1998 between Public
                                                  Service Enterprise Group
                                                  Incorporated and First Union
                                                  National Bank, as Trustee,
                                                  dated July 1, 1998 providing
                                                  for the issuance of Deferrable
                                                  Interest Subordinated
                                                  Debentures, Series C (relating
                                                  to Trust Preferred Securities)

      4f Indenture dated as of November 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank providing for the issuance of
                                                  Senior Debt Securities

      9                                           Inapplicable

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION      EXCHANGES
    ------     ----------      ---------
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

    10a(2)                                        Deferred Compensation Plan for
                                                  Certain Employees

    10a(3)                                        Limited Supplemental Benefits
                                                  Plan for Certain Employees

    10a(4)                                        Mid Career Hire Supplemental
                                                  Retirement Plan

    10a(5)                                        Retirement Income
                                                  Reinstatement Plan

    10a(6)                                        Long-Term Incentive Plan

    10a(7)     (e)   10a(20)   (e)  10a(20)       Management Incentive
                     2/26/97        2/26/97       Compensation Plan

    10a(8)     (d)   10        (d)  10            Employment Agreement with E.
                     8/14/98        8/14/98       James Ferland, dated June 16,
                                                  1998

    10a(9)     (c)   10a(15)   (c)  10a(15)       Letter Agreement with Robert
                     2/10/93        2/11/93       C. Murray dated December 17,
                                                  1991

    10a(9)(i)  (c)   10a(9)(i) (c)  10a(9)(i)     Amendment to Letter Agreement
                     2/23/98        2/23/98       with Robert C. Murray dated
                                                  January 6, 1998

    10a(10)    (c)   10a(14)   (c)  10a(14)       Letter Agreement with Patricia
                     2/26/94        3/9/94        A. Rado dated March 24, 1993

    10a(11)    (d)   10a(15)   (d)  10a(15)       Letter Agreement with Louis
                     8/14/95        8/14/95       F. Storz dated July 7, 1995

    10a(12)    (d)   10a(16)   (d)  10a(16)       Letter Agreement with Elbert
                     8/14/95        8/14/95       C. Simpson dated May 31, 1995

    10a(13)    (d)   10a(17)   (d)  10a(17)       Letter Agreement with Alfred
                     11/14/95       11/14/95      C. Koeppe dated August 23,
                                                  1995

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
    10a(14)                                       Directors' Stock Plan

    10a(15)    (c)   10a(16)  (c)  10a(16)        Letter Agreement with Harold
                     2/23/98       2/23/98        W. Keiser dated January 5,
                                                  1998

    10a(16)                                       Global Deferred Compensation
                                                  Plan

    10a(17)                                       Global Executive Incentive
                                                  Compensation Plan

    10a(18)                                       Energy Holdings Management
                                                  Incentive Compensation Plan

    10a(19)                                       Energy Holdings Deferred
                                                  Compensation Plan

    10a(20)                                       Energy Technologies Executive
                                                  Incentive Compensation Plan

    10a(21) Energy Holdings Limited Supplemental Benefits Plan for Certain Employees

    10a(22)                                       Resources Annual Incentive
                                                  Compensation Plan

       11                                         Inapplicable

       12                                         Computation of Ratios of
                                                  Earnings to Fixed Charges

       13                                         Inapplicable

       16                                         Inapplicable

       18                                         Inapplicable
       21                                         Subsidiaries of the Registrant

       22                                         Inapplicable

       23                                         Independent Auditors' Consent

                      PSEG
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
      24                                          Inapplicable

      27                                          Financial Data Schedule

      28                                          Inapplicable

      99                                          Inapplicable

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
    3a(1)      (b)   3a       (b)  3a             Restated Certificate of
                     8/28/86       8/29/86        Incorporation of PSE&G

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

      3b       (a)            (a)                 Copy of By-Laws of PSE&G
                     2/23/95       2/23/95

    4a(1)      (f)   B-1      (c)  4b(1)          Indenture between PSE&G and
                                   2/18/81        Fidelity Union Trust Company,
                                                  2/18/81 (now First Union
                                                  National Bank, National
                                                  Association), as Trustee,
                                                  dated August 1, 1924, securing
                                                  First and Refunding Mortgage
                                                  Bond

                                                  Indentures between PSE&G and
                                                  First Fidelity Bank, National
                                                  Association, as Trustee,
                                                  supplemental to Exhibit 4a(1),
                                                  dated as follows:

    4a(2)      (i)   7(1a)    (c)  4b(2)          April 1, 1927
                                   2/18/81

    4a(3)      (k)   2b(3)    (c)  4b(3)          June 1, 1937
                                   2/18/81

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(20)     (k)   2b(20)   (c)  4b(20)         June 1, 1967
                                   2/18/81

    4a(21)     (k)   2b(21)   (c)  4b(21)         June 1, 1968
                                   2/18/81

    4a(22)     (k)   2b(22)   (c)  4b(22)         April 1, 1969
                                   2/18/81

    4a(23)     (k)   2b(23)   (c)  4b(23)         March 1, 1970
                                   2/18/81

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(41)     (b)   4e       (b)  4e             April 1, 1982
                     4/29/82       5/5/82

    4a(42)     (a)   2        (a)  2              September 1, 1982
                     9/17/82       9/20/82

    4a(43)     (a)   2        (a)  2              December 1, 1982
                     12/21/82      12/21/82

    4a(44)     (d)   4(ii)    (d)  4(ii)          June 1, 1983
                     7/26/83       7/27/83

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(62)     (a)   4        (a)  4              July 1, 1990 (No. 2)
                     7/25/90       7/26/90

    4a(63)     (a)   4        (a)  4              June 1, 1991 (No. 1)
                     7/1/91        7/2/91

    4a(64)     (a)   4        (a)  4              June 1, 1991 (No. 2)
                     7/1/91        7/2/91

    4a(65)     (a)   4        (a)  4              November 1, 1991 (No. 1)
                     12/2/91       12/3/91

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(85)     (a)   4        (a)  4              March 1, 1994 (No. 1)
                     3/15/94       3/16/94

    4a(86)     (a)   4        (a)  4              March 1, 1994 (No. 2)
                     3/15/94       3/16/94

    4a(87)     (d)   4        (d)  4              May 1, 1994
                     11/8/94       12/2/94

    4a(88)     (d)   4        (d)  4              June 1, 1994
                     11/8/94       12/2/94

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

    4a(92)     (a)   4        (a)  4              January 1, 1996 (No.1)
                     1/26/96       1/26/96

    4a(93)     (a)   4        (a)  4              January 1, 1996 (No. 2)
                     1/26/96       1/26/96

    4a(94)     (c)   4                            December 1, 1996
                     2/26/97

    4a(95)     (a)   4        (a)  4              June 1, 1997
                     6/17/97       6/17/97

    4a(96)     (a)   4        (a)  4              May 1, 1998
                     5/15/98       5/15/98

      4b       (b)   4        (b)  4              Indenture of Trust between
                     12/1/93       12/1/93        PSE&G and Chase Manhattan Bank
                                                  (National Association), as
                                                  Trustee, providing for Secured
                                                  Medium-Term Notes dated July
                                                  1, 1993

    4c(1)      (b)            (c)                 Indenture between PSE&G and
                     2/23/95       2/23/95        First Fidelity Bank, National
                                                  Association (now known as
                                                  First Union National Bank), as
                                                  Trustee, dated November 1,
                                                  1994, providing for Deferrable
                                                  Interest Subordinated
                                                  Debentures in Series

    4c(2)      (a)   4b(5)    (a)  4b(5)          Supplemental Indenture between
                                                  PSE&G and First Fidelity Bank,
               (d)   4d(2)    (d)  4d(2)          National Association (now
                     5/13/98       5/13/98        known as First Union National
                                                  Bank), as Trustee, dated
                                                  September 1, 1995 providing
                                                  for Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B (relating to Monthly
                                                  Preferred Securities)

    4d(1)      (d)   4e(1)    (d)  4e(1)          Indenture between PSE&G and
                     5/13/98       5/13/98        First Union National Bank, as
                                                  Trustee, dated June 1, 1996
                                                  providing for Deferrable
                                                  Interest Subordinated
                                                  Debentures in Series (relating
                                                  to Quarterly Preferred
                                                  Securities)

    4d(2)      (d)   4e(2)    (d)  4e(2)          Supplemental Indenture between
                     5/13/98       5/13/98        PSE&G and First Union National
                                                  Bank, as Trustee, dated
                                                  February 1, 1997 providing for
                                                  Deferrable Interest
                                                  Subordinated Debentures,
                                                  Series B (relating to
                                                  Quarterly Preferred
                                                  Securities)

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

    10a(2)                                        Deferred Compensation Plan for
                                                  Certain Employees

    10a(3)                                        Limited Supplemental Benefits
                                                  Plan for Certain Employees

    10a(4)                                        Mid Career Hire Supplemental
                                                  Retirement Plan

    10a(5)                                        Retirement Income
                                                  Reinstatement Plan

                      PSE&G
--------------------------------------------------
                 EXHIBIT NUMBER
--------------------------------------------------
                         PREVIOUS FILING
     THIS      -----------------------------------
    FILING     COMMISSION      EXCHANGES
    ------     ----------      ---------
    10a(6)                                        Long-Term Incentive Plan


    10a(7)     (c)   10a(20)   (c)   10a(20)      Management Incentive
                     2/26/97         2/26/97      Compensation Plan

    10a(8)     (d)   10        (d)   10           Employment Agreement with E.
                     8/14/98         8/14/98      James Ferland, dated June 16,
                                                  1998

    10a(9)     (c)   10a(12)   (c)   10a(12)      Letter Agreement with Robert
                     2/10/93         2/11/93      C. Murray dated December 17,
                                                  1991

    10a(9)(i)  (c)   10a(9)(i) (c)   10a(9)(i)    Amendment to Letter Agreement
                     2/23/98         2/23/98      with Robert C. Murray dated
                                                  January 6, 1998

    10a(10)    (c)   10a(13)   (c)   10a(13)      Letter Agreement with Patricia
                     2/26/94         3/9/94       A. Rado dated March 24, 1993

    10a(11)    (d)   10a(15)   (d)   10a(15)      Letter Agreement with Louis F.
                     8/14/95         8/14/95      Storz dated July 7, 1995

    10a(12)    (d)   10a(16)   (d)   10a(16)      Letter Agreement with Elbert
                     8/14/95         8/14/95      C. Simpson dated May 31, 1995

    10a(13)    (d)   10a(17)   (d)   10a(17)      Letter Agreement with Alfred
                     11/14/95        11/14/95     C. Koeppe dated August 23,
                                                  1995

    10a(14)                                       Directors' Stock Plan


    10a(15)    (c)   10a(16)   (c)   10a(16)      Letter Agreement with Harold
                     2/23/98         2/23/98      W. Keiser dated January 5,
                                                  1998

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

      21                                          Inapplicable

      23                                          Independent Auditors' Consent

      27                                          Financial Data Schedule

                                GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found in this report:

TERM                     MEANING
----                     -------

ACE....................  Atlantic City Electric Company
ACO....................  Administrative Consent Order
AFDC...................  Allowance for Funds used During Construction
AMT....................  Alternative Minimum Tax
APB 25.................  Accounting Principles Board Opinion, No. 25 "Accounting
                         for Stock Issued to Employees"
Bonds..................  First and Refunding Mortgage Bonds
BPU....................  New Jersey Board of Public Utilities
BTU....................  British Thermal Units
BWR....................  Boiling Water Nuclear Reactor
CAA....................  Federal Clean Air Act
CERCLA.................  Federal Comprehensive Environmental Response,
                         Compensation and Liability Act of 1980
Combe Site.............  Combe Fill South Sanitary Landfill in Washington and
                         Chester Township, Morris County, New Jersey
December 31st Order....  BPU's December 31, 1996 Order settling outstanding
                         Salem and other outstanding regulatory issues
Directive..............  Spill Act Multi-Site Directive
Directive One..........  Directive and Notice to Insurers Number One
Directive Two..........  Directive and Notice to Insurers Number Two
DOE....................  U.S. Department of Energy
DOJ....................  U.S. Department of Justice
DP&L...................  Delmarva Power & Light Company
DRBC...................  Delaware River Basin Commission
DSAF...................  Demand Side Adjustment Factor
DSM....................  Demand Side Management
Eagle Point............  PSEG Eagle Point, Inc.
EBIT...................  Earnings before interest and taxes
EDC....................  Energy Development Corporation
EGDC...................  Enterprise Group Development Corporation
EITF...................  FASB's Emerging Issues Task Force
EITF 92-12.............  Emerging Issues Task Force, Issue No. 92-12
                         "Accounting for OPEB Costs by Rate-Regulated
                         Enterprises"
EITF 97-4..............  Emerging Issues Task Force,  Issue No. 97-4
                         "Deregulation of the Pricing of Electricity; Issues Related to the Application of FASB Statements No. 71 and 101"
EITF 98-10.............  Emerging Issues Task Force, Issue No. 98-10 "Accounting
                         for Energy Trading and Risk Management Activities"
Energy Holdings........  PSEG Energy Holdings Inc.
Energy Technologies....  PSEG Energy Technologies Inc.
EPA....................  U.S. Environmental Protection Agency
EPAct..................  National Energy Policy Act of 1992
EPC....................  Eagle Point Cogeneration Facility
EWGs...................  Exempt Wholesale Generators
FASB...................  Financial Accounting Standards Board
Fault Act..............  New Jersey Public Utility Accident Fault Determination
                         Act
FERC...................  Federal Energy Regulatory Commission
FUCO...................  Foreign Utility Company

TERM                     MEANING
----                     -------

Fuelco.................  PSE&G Fuel Corporation
Funding................  Enterprise Capital Funding Corporation
FWPCA..................  Federal Water Pollution Control Act
GAAP...................  Generally Accepted Accounting Principles
GE.....................  General Electric Company
Global.................  PSEG Global Inc.
Global Site............  Global Landfill Site in Old Bridge Township, Middlesex
                         County, New Jersey
Hope Creek.............  Hope Creek Nuclear Generating Station
HWCS Project...........  Hydrogen Water Chemistry System
ICTC...................  Interim Competitive Transition Charge
IPP....................  Independent Power Producers
IRS....................  Internal Revenue Service
ISO....................  Independent System Operator
KWH....................  Kilowatt-hour
LEAC...................  Electric Levelized Energy Adjustment Clause
LGAC...................  Levelized Gas Adjustment Clause
LLRW...................  Low Level Radioactive Waste
LMP....................  Locational Marginal Pricing
LNG....................  Liquefied Natural Gas
LPG....................  Liquid Petroleum Air Gas
LTIP...................  Long-Term Incentive Plan
MD&A...................  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
MICP...................  Management Incentive Compensation Plan
MOA....................  Memorandum of Agreement
Mortgage...............  First and Refunding Mortgage of PSE&G
MOU....................  Memorandum of Understanding
MTNs...................  Medium-Term Notes
MW.....................  Megawatts
MWH....................  Megawatt-hours
NAAQS..................  National Ambient Air Quality Standards
NEIL...................  Nuclear Electric Insurance Limited
NJDEP..................  New Jersey Department of Environmental Protection
NJGRT..................  New Jersey Gross Receipts and Franchise Tax
NJPDES.................  New Jersey Pollution Discharge Elimination System
NJWPCA.................  New Jersey Water Pollution Control Act
NML....................  Nuclear Mutual Limited
Notes..................  Notes to Consolidated Financial Statements
Notice.................  Notice of Potential Liability
NOV....................  Notice of Violation
November 25th Order....  November 25, 1997 PJM Restructuring Order
NOx....................  Nitrogen Oxides
NPDES..................  National Pollutant Discharge Elimination System
NPS....................  The BPU's nuclear performance standard established for nuclear generating stations owned by New Jersey electric utilities
NRC....................  Nuclear Regulatory Commission
NUGs...................  Non-utility Generators
NWPA...................  Nuclear Waste Policy Act of 1982, as amended

TERM                     MEANING
----                     -------

OAL....................  Office of the Administrative Law
ODEC...................  Old Dominion Electric Cooperative
OPEB...................  Other Postretirement Benefits
Order No. 888..........  FERC Order No. 888, effective July 9, 1996
OTAG...................  Ozone Transport Assessment Group
OTR....................  Ozone Transport Region
OTRA...................  Off-Tariff Rate Agreement
Peach Bottom...........  Peach Bottom Atomic Power Station, Units 2 and 3
PECO Energy............  PECO Energy Company
PJM....................  PJM Interconnection, L.L.C.
PJM Board..............  An independent, 7-Member Board of Managers responsible for supervision of PJM operations
PPG....................  PPG Industries, Inc.
PPUC...................  Pennsylvania Public Utility Commission
PRPs...................  Potentially Responsible Parties
PSCRC..................  Public Service Conservation Resources Corporation
PSE&G..................  Public Service Electric and Gas Company
PSEG...................  Public Service Enterprise Group Incorporated
PSEG Capital...........  PSEG Capital Corporation
PSETC..................  Public Service Energy Trading Company
PUHCA..................  Public Utility Holding Company Act of 1935
PWR....................  Pressurized Water Nuclear Reactor
QFs....................  Qualifying Facilities
RAC....................  Remediation Adjustment Charge
RCRA...................  Federal Resource Conservation and Recovery Act of 1976
Remediation Program....  PSE&G Manufactured Gas Plant Remediation Program
Resources..............  PSEG Resources Inc.
RI.....................  Remedial Investigation
RI/FS..................  Remedial Investigation and Feasibility Study
ROD....................  Record of Decision
Salem..................  Salem Nuclear Generating Station, Units 1 and 2
SEC....................  Securities and Exchange Commission
Sewell Site............  Marvin Jonas Transfer Station
SFAS 71................  Statement of Financial Accounting Standards No. 71,
                         "Accounting for the Effects of Certain Types of Regulation"
SFAS 88................  Statement of Financial  Accounting  Standards No. 88,
                         "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"
SFAS 90................  Statement of Financial Accounting Standards No. 90,
                         "Regulated Enterprises Accounting for Abandonments and Disallowances of Plant Costs Statement No. 90"
SFAS 101...............  Statement of Financial Accounting Standards No. 101,
                         "Regulated Enterprises Accounting for Discontinuation of Application of FASB Statement No. 71"
SFAS 106...............  Statement of Financial Accounting Standards No. 106,
                         "Employers' Accounting for Postretirement Benefits Other than Pensions"
SFAS 109...............  Statement of Financial Accounting Standards No. 109,
                         "Accounting for Income Taxes"
SFAS 121...............  Statement of Financial Accounting Standards No. 121,
                         "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"
SFAS 123...............  Statement of Financial Accounting Standards No. 123,
                         "Accounting for Stock Based Compensation"
SFAS 130...............  Statement of Financial Accounting Standards No. 130,
                         "Reporting Comprehensive Income"

TERM                     MEANING
----                     -------

SFAS 131...............  Statement of Financial Accounting Standards No. 131,
                         "Disclosures about Segments of an Enterprise and Related Information"
SFAS 132...............  Statement of Financial Accounting Standards No. 132,
                         "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106"
SFAS 133...............  Statement of Financial Accounting Standards No. 133,
                         "Accounting for Derivative Instruments and Hedging Activities"
SO2....................  Sulfur Dioxide
SOP 96-1...............  Statement of Position 96-1, "Environmental Remediation
                         Liabilities"
SPCC...................  Spill Prevention Control and Countermeasure
Spill Act..............  New Jersey Spill Compensation and Control Act
Superfund..............  Federal Comprehensive Environmental Response,
                         Compensation and Liability Act of 1980
TEFA...................  Transitional Energy Facility Assessment
Trust..................  PSE&G Capital Trust I
UGI....................  UGI Utilities, Inc.
Westinghouse...........  Westinghouse Electric Corporation