Form 10-Q
period 1999-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1999-05-07
CIK 788784, 81033

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

             For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The   number  of   shares  outstanding  of  Public    Service  Enterprise  Group
Incorporated's sole class of common stock, as of the latest practicable date, was as follows:

                     Class: Common Stock, without par value
                   Outstanding at April 30, 1999: 219,563,008

As of April 30, 1999,  Public  Service  Electric and Gas Company had issued and
outstanding   132,450,344  shares  of  common  stock,   without  nominal  or par
value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

             ======================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             ======================================================
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
                                                                        Page
                                                                        ----
     Public Service Enterprise Group Incorporated (PSEG):

       Consolidated Statements of Income for the Three
       Months Ended March 31, 1999 and 1998............................   1

       Consolidated Balance Sheets as of March 31, 1999
       and December 31, 1998...........................................   2

       Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1999 and 1998............................   4

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three
       Months Ended March 31, 1999 and 1998............................   5

       Consolidated Balance Sheets as of March 31, 1999
       and December 31, 1998...........................................   6

       Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 1999 and 1998............................   8

     Notes to Consolidated Financial Statements-- PSEG.................   9

     Notes to Consolidated Financial Statements-- PSE&G................  23

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
       PSEG ...........................................................  24
       PSE&G...........................................................  36

   Item 3. Qualitative and Quantitative Disclosures About Market Risk..  37

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...........................................  38

   Item 4. Submission of Matters to a Vote of Security Holders.........  39

   Item 5. Other Information...........................................  39

   Item 6. Exhibits and Reports on Form 8-K............................  41

   Signatures -- PSEG..................................................  42
   Signatures -- PSE&G.................................................  42

             ======================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             ======================================================
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)


                                                                                        For the Quarters Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                        1999               1998
                                                                                    ------------        -----------
OPERATING REVENUES
       Electric                                                                      $      966         $      902
       Gas                                                                                  700                612
       Nonutility Activities                                                                129                145
                                                                                     -----------        -----------
              Total Operating Revenues                                                    1,795              1,659
                                                                                     -----------        -----------
OPERATING EXPENSES
Net Interchanged Power and Fuel for Electric Generation                                     225                219
Gas Purchased                                                                               449                416
Operation and Maintenance                                                                   438                357
Depreciation and Amortization                                                               166                157
Taxes (Note 6)
       Income Taxes                                                                         143                132
       Other                                                                                 56                 61
                                                                                     -----------        -----------
              Total Operating Expenses                                                    1,477              1,342
                                                                                     -----------        -----------
OPERATING INCOME                                                                            318                317
                                                                                     -----------        -----------
OTHER INCOME AND DEDUCTIONS                                                                   6                  7
                                                                                     -----------        -----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES                                                         324                324
                                                                                     -----------        -----------
INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
       Interest Expense                                                                     114                121
       Allowance for Funds Used During Construction - Debt and
         Capitalized Interest                                                                (2)                (4)
       Preferred Securities Dividend Requirements of Subsidiaries                            24                 16
                                                                                     -----------        -----------
         Total Interest Charges and Preferred Securities Dividends                          136                133
                                                                                     -----------        -----------
NET INCOME                                                                           $      188         $      191
                                                                                     ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000's)                                      222,703            231,958

EARNINGS PER SHARE (Basic and Diluted)                                               $     0.85         $     0.82
                                                                                     ===========        ===========
DIVIDENDS PAID PER SHARE OF COMMON STOCK                                             $     0.54         $     0.54
                                                                                     ===========        ===========
 See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                March 31,       December 31,
                                                                                 1999               1998
                                                                             --------------   -----------------
UTILITY PLANT - Original cost
  Electric                                                                        $ 14,234            $ 14,164
  Gas                                                                                2,895               2,878
  Common                                                                               435                 433
                                                                             --------------   -----------------
       Total                                                                        17,564              17,475
  Less: Accumulated depreciation and amortization                                    7,222               7,048
                                                                             --------------   -----------------
       Net                                                                          10,342              10,427
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $325; 1998, $312                                                            175                 187
                                                                             --------------   -----------------
       Net Utility Plant in Service                                                 10,517              10,614
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $77; 1998, $72                                                     214                 219
  Plant Held for Future Use                                                             21                  24
                                                                             --------------   -----------------
       Net Utility Plant                                                            10,752              10,857
                                                                             --------------   -----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1999, $30; 1998,
    $28, and net of valuation allowances - 1999, $14; 1998, $18                      2,946               3,034
 Nuclear Decommissioning and Other Special Funds                                       667                 649
 Other Noncurrent Assets,  net of amortization - 1999, $29; 1998,
    $29, and net of valuation allowances - 1999, $10; 1998, $10                        157                 150
                                                                             --------------   -----------------
       Total Investments and Other Noncurrent Assets                                 3,770               3,833
                                                                             --------------   -----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                             69                 140
  Accounts Receivable:
    Customer Accounts Receivable                                                       669                 506
    Other Accounts Receivable                                                          209                 219
    Less: Allowance for Doubtful Accounts                                               54                  38
  Unbilled Revenues                                                                    192                 255
  Fuel, at average cost                                                                204                 331
  Materials and Supplies, at average cost, net of
    valuation reserves - 1999, $12; 1998, $12                                          176                 167
  Miscellaneous Current Assets                                                          78                  93
                                                                             --------------   -----------------
       Total Current Assets                                                          1,543               1,673
                                                                             --------------   -----------------
DEFERRED DEBITS (Note 3)
  SFAS 109 Income Taxes                                                                690                 704
  OPEB Costs                                                                           265                 270
  Demand Side Management Costs                                                         143                 150
  Environmental Costs                                                                  126                 139
  Unamortized Loss on Reacquired Debt and Debt Expense                                 131                 135
  Other                                                                                230                 236
                                                                             --------------   -----------------
       Total Deferred Debits                                                         1,585               1,634
                                                                             --------------   -----------------
TOTAL                                                                             $ 17,650            $ 17,997
                                                                             ==============   =================
See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)

                                                                              March 31,       December 31,
                                                                                1999              1998
                                                                             ------------    ---------------
CAPITALIZATION
 Common Stockholders' Equity:
    Common Stock, issued; 231,957,608 shares                                     $ 3,603            $ 3,603
    Treasury Stock, at cost; 1999 - 11,326,200 shares,
       1998 - 5,314,100 shares                                                      (442)              (207)
    Retained Earnings                                                              1,816              1,748
    Accumulated Other Comprehensive Income                                          (171)               (46)
                                                                             ------------    ---------------
       Total Common Stockholders' Equity                                           4,806              5,098
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                                      95                 95
    Preferred Stock With Mandatory Redemption                                         75                 75
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures (Note 5)                                                         1,038              1,038
  Long-Term Debt                                                                   4,912              4,763
                                                                             ------------    ---------------
       Total Capitalization                                                       10,926             11,069
                                                                             ------------    ---------------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB                                                                       357                344
  Environmental Costs  (Note 4)                                                       83                 84
  Capital Lease Obligations                                                           50                 50
  Other                                                                               76                 65
                                                                             ------------    ---------------
       Total Other Long-Term Liabilities                                             566                543
                                                                             ------------    ---------------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                 372                418
  Commercial Paper and Loans                                                         724              1,056
  Accounts Payable                                                                   504                655
  Accrued Taxes                                                                      262                 41
  Other                                                                              413                288
                                                                             ------------    ---------------
       Total Current Liabilities                                                   2,275              2,458
                                                                             ------------    ---------------
DEFERRED CREDITS
  Income Taxes                                                                     3,310              3,384
  Investment Tax Credits                                                             319                322
  Other                                                                              254                221
                                                                             ------------    ---------------
       Total Deferred Credits                                                      3,883              3,927
                                                                             ------------    ---------------
COMMITMENTS AND CONTINGENT LIABILITIES  (Note 4)                                       -                  -
                                                                             ------------    ---------------
TOTAL                                                                           $ 17,650           $ 17,997
                                                                             ============    ===============
See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                                                 For the Quarters Ended
                                                                                       March 31,
                                                                                 -----------------------
                                                                                   1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $ 188         $ 191
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                     166           157
    Recovery of Electric Energy and Gas Costs - net                                    89            28
    Provision for Deferred Income Taxes - net                                         (70)           (1)
    Unrealized Gains on Investments                                                   (24)          (35)
    Proceeds from Leasing Activities                                                  (14)          (59)
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues                          (74)           48
     Net change in Inventory - Fuel and Materials and Supplies                        118           136
     Net change in Accounts Payable                                                  (151)          (73)
     Net change in Accrued Taxes                                                      221           184
     Net change in Other Current Assets and Liabilities                               140           (13)
    Other                                                                              25            23
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      614           586
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                          (79)          (81)
  Net change in Long-Term Investments                                                  (3)           45
  Contribution to Decommissioning Funds and Other Special Funds                       (12)          (29)
  Other                                                                                (7)          (17)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                         (101)          (82)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in Short-Term Debt                                                      (332)         (478)
  Issuance of Long-Term Debt                                                          252             -
  Redemption of Long-Term Debt                                                       (149)         (122)
  Issuance of Preferred Securities                                                      -           225
  Purchase of Treasury Stock                                                         (235)            -
  Cash Dividends Paid on Common Stock                                                (120)         (125)
  Other                                                                                 -           (10)
                                                                                 ---------    ----------
       Net Cash Used In Financing Activities                                         (584)         (510)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (71)           (6)
Cash And Cash Equivalents At Beginning Of Period                                      140            83
                                                                                 ---------    ----------
Cash And Cash Equivalents At End Of Period                                           $ 69          $ 77
                                                                                 =========    ==========
Income Taxes Paid                                                                    $   1         $  50
Interest Paid                                                                        $ 107         $ 109

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)



                                                                                        For the Quarters Ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                        1999              1998
                                                                                      ----------        ----------
OPERATING REVENUES
       Electric                                                                       $     966         $     902
       Gas                                                                                  700               612
                                                                                      ----------        ----------
              Total Operating Revenues                                                    1,666             1,514
                                                                                      ----------        ----------
OPERATING EXPENSES
Net Interchanged Power and Fuel for Electric Generation                                     221               216
Gas Purchased                                                                               424               391
Operation and Maintenance                                                                   394               323
Depreciation and Amortization                                                               165               152
Taxes (Note 6)
       Income Taxes                                                                         133               115
       Other                                                                                 56                58
                                                                                      ----------        ----------
              Total Operating Expenses                                                    1,393             1,255
                                                                                      ----------        ----------
OPERATING INCOME                                                                            273               259
                                                                                      ----------        ----------

OTHER INCOME AND DEDUCTIONS                                                                   3                 2
                                                                                      ----------        ----------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES                                                         276               261
                                                                                      ----------        ----------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
       Interest Expense                                                                      95                96
       Allowance for Funds Used During Construction - Debt                                   (2)               (3)
       Preferred Securities Dividend Requirements of Subsidiaries                            11                11
                                                                                      ----------        ----------
         Total Interest Charges and Preferred Securities Dividends                          104               104
                                                                                      ----------        ----------
NET INCOME                                                                                  172               157
                                                                                      ----------        ----------
Preferred Stock Dividend Requirements                                                         3                 2
                                                                                      ----------        ----------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
  GROUP INCORPORATED                                                                  $      169        $      155
                                                                                      ==========        ==========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)



                                                                               March 31,           December 31,
                                                                                 1999                  1998
                                                                           ----------------     -----------------
UTILITY PLANT - Original cost
  Electric                                                                         $ 14,234              $ 14,164
  Gas                                                                                 2,895                 2,878
  Common                                                                                435                   433
                                                                            ----------------     -----------------
       Total                                                                         17,564                17,475
  Less: Accumulated depreciation and amortization                                     7,222                 7,048
                                                                            ----------------     -----------------
       Net                                                                           10,342                10,427
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $325; 1998, $312                                                             175                   187
                                                                            ----------------     -----------------
       Net Utility Plant in Service                                                  10,517                10,614
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $77; 1998, $72                                                      214                   219
  Plant Held for Future Use                                                              21                    24
                                                                            ----------------     -----------------
       Net Utility Plant                                                             10,752                10,857
                                                                            ----------------     -----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments                                                                  69                    65
  Nuclear Decommissioning and Other Special Funds                                       667                   649
  Other Noncurrent Assets                                                                32                    46
                                                                            ----------------     -----------------
       Total Investments and Other Noncurrent Assets                                    768                   760
                                                                            ----------------     -----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                              15                    42
  Accounts Receivable:
    Customer Accounts Receivable                                                        608                   451
    Other Accounts Receivable                                                           152                   178
    Less: Allowance for Doubtful Accounts                                                40                    34
  Unbilled Revenues                                                                     192                   255
  Fuel, at average cost                                                                 204                   331
  Materials and Supplies, at average cost, net of
    valuation reserves - 1999, $12; 1998, $12                                           176                   165
  Miscellaneous Current Assets                                                           61                    84
                                                                            ----------------     -----------------
       Total Current Assets                                                           1,368                 1,472
                                                                            ----------------     -----------------
DEFERRED DEBITS (Note 3)
  SFAS 109 Income Taxes                                                                 690                   704
  OPEB Costs                                                                            265                   270
  Demand Side Management Costs                                                          143                   150
  Environmental Costs                                                                   126                   139
  Unamortized Loss on Reacquired Debt and Debt Expense                                  131                   135
  Other                                                                                 194                   182
                                                                            ----------------     -----------------
       Total Deferred Debits                                                          1,549                 1,580
                                                                            ----------------     -----------------
TOTAL                                                                              $ 14,437              $ 14,669
                                                                            ================     =================
See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                              (Millions of Dollars)

                                                                            March 31,       December 31,
                                                                               1999             1998
                                                                           -------------   ----------------
CAPITALIZATION
  Common Stockholder's Equity:
    Common Stock, issued; 132,450,344 shares                                    $ 2,563            $ 2,563
    Contributed Capital                                                             594                594
    Retained Earnings                                                             1,278              1,386
    Accumulated Other Comprehensive Income                                           (3)                (3)
                                                                           -------------   ----------------
       Total Common Stockholder's Equity                                          4,432              4,540
  Preferred Stock Without Mandatory Redemption                                       95                 95
  Preferred Stock  With Mandatory Redemption                                         75                 75
  Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
      Debentures (Note 5)                                                           513                513
  Long-Term Debt                                                                  3,946              4,045
                                                                           -------------   ----------------
       Total Capitalization                                                       9,061              9,268
                                                                           -------------   ----------------
OTHER LONG-TERM LIABILITIES
  Accrued OPEB                                                                      357                344
  Environmental Costs  (Note 4)                                                      83                 84
  Capital Lease Obligations                                                          50                 50
  Other                                                                              76                 65
                                                                           -------------   ----------------
       Total Other Long-Term Liabilities                                            566                543
                                                                           -------------   ----------------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                200                100
  Commercial Paper and Loans                                                        571                850
  Accounts Payable                                                                  382                565
  Accounts Payable - Associated Companies                                           170                 46
  Accrued Taxes                                                                     108                 30
  Other                                                                             365                223
                                                                           -------------   ----------------
       Total Current Liabilities                                                  1,796              1,814
                                                                           -------------   ----------------
DEFERRED CREDITS
  Income Taxes                                                                    2,474              2,533
  Investment Tax Credits                                                            310                313
  Other                                                                             230                198
                                                                           -------------   ----------------
       Total Deferred Credits                                                     3,014              3,044
                                                                           -------------   ----------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)                                       -                  -
                                                                           -------------   ----------------
TOTAL                                                                          $ 14,437           $ 14,669
                                                                           =============   ================
See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)

                                                                                 For the Quarters Ended
                                                                                       March 31,
                                                                                 -----------------------
                                                                                   1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $ 172         $ 157
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                     165           152
    Recovery of Electric Energy and Gas Costs - net                                    89            28
    Provision for Deferred Income Taxes - net                                         (59)           (1)
    Changes in certain current assets and liabilities:
     Net change in Accounts Receivable and Unbilled Revenues                          (62)           38
     Net change in Inventory - Fuel and Materials and Supplies                        116           136
     Net change in Accounts Payable                                                   (59)          (13)
     Net change in Accrued Taxes                                                       78            82
     Net change in Other Current Assets and Liabilities                               165            28
    Other                                                                               7            26
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      612           633
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Utility Plant, excluding AFDC                                          (79)          (81)
  Contribution to Decommissioning Funds and Other Special Funds                       (12)          (29)
  Other                                                                                10            (7)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                          (81)         (117)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in Short-Term Debt                                                      (279)         (284)
  Redemption of Long-Term Debt                                                          -          (104)
  Cash Dividends Paid                                                                (277)         (127)
  Other                                                                                (2)            -
                                                                                 ---------    ----------
       Net Cash Used In Financing Activities                                         (558)         (515)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (27)            1
Cash And Cash Equivalents At Beginning Of Period                                       42            17
                                                                                 ---------    ----------
Cash And Cash Equivalents At End of Period                                           $ 15         $  18
                                                                                 =========    ==========
Income Taxes Paid                                                                    $  1         $  28
Interest Paid                                                                        $ 98         $ 105

See Notes to Consolidated Financial Statements.

             ======================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             ======================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation/Summary of Significant Accounting Policies

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1998 Annual Report on Form 10-K. These Notes update and supplement matters discussed in the 1998 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 1998 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Summary of Significant Accounting Policies

     Effective  January 1, 1999,  Public Service  Enterprise Group  Incorporated
(PSEG) and Public Service Electric and Gas Company (PSE&G) adopted Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes. Previously, the gains and losses associated with those contracts were recorded upon settlement. The adoption of EITF 98-10 did not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G.

     Effective  January 1, 1999,  PSEG and PSE&G  adopted  Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides criteria for capitalizing certain internal-use software costs. The adoption of SOP 98-1 did not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G.

     Effective January 1, 1999, PSEG and PSE&G adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a Cumulative Effect of a Change in Accounting Principle. The adoption of SOP 98-5 did not have a material impact on the financial condition, results of operations and net cash flows of PSEG or PSE&G.

Note 2.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Summary Order

     In 1998 and continuing into 1999, energy industry restructuring continued to advance in New Jersey. In 1998, evidentiary hearings related to PSE&G's proposal in connection with the New Jersey Board of Public Utilities' (BPU) New Jersey Energy Master Plan (Energy Master Plan) were completed and the Office of Administrative Law filed its decision providing recommendations on such proposal to the BPU. In January 1999, the State Legislature passed the New Jersey Electric Discount and Competition Act (Energy Competition Act) which was signed into law by the Governor on February 9, 1999. Among other things, the Energy

Competition Act provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas suppliers commencing December 31, 1999, thus fully opening the New Jersey energy markets to customer choice and competition.

     The Energy Competition Act provides the BPU requisite authority to implement certain aspects of retail electric and gas competition in New Jersey. The BPU is currently engaged in proceedings to implement the Energy Competition Act, the result of which will fundamentally change the electric and gas industries in New Jersey by, among other things, introducing retail competition to replace the monopoly structure of regulated public utilities, potentially requiring or resulting in the separation or sale of utilities' electric generation-related assets and establishing a number of generic rules related to deregulation, including governing regulated utilities' relationships with their affiliates.

     Under the Energy Competition Act, the distribution business will remain regulated by the BPU. The transmission business will remain regulated by the Federal Energy Regulatory Commission (FERC). With deregulation, electric generation will become a competitive business. Succeeding as a competitive generator will depend on many factors such as fuel cost, production costs including labor cost, environmental constraints and related expenses, transmission availability and rates, marketing ability and quality of service, among others. The final outcome of these proceedings will have a profound effect on PSEG and PSE&G.

     A proposed amendment to the Energy Competition Act was introduced on March 22, 1999 under which the BPU would be required to establish power emission standards that every seller of energy in New Jersey would have to meet. Investment in energy efficiency projects and renewable energy would also be mandated if this bill were to be passed into law. PSEG and PSE&G cannot predict the outcome of this matter or its potential impacts.

     On February 11, 1999, the BPU adopted a schedule for the resolution of each New Jersey electric utility's filings for rate unbundling, stranded cost and restructuring proceedings pursuant to the Energy Competition Act. With respect to PSE&G, the BPU encouraged the parties to the case to undertake discussions in an attempt to reach consensus on the litigated issues in the rate unbundling, stranded cost and, on limited issues, the restructuring proceedings. On March 17, 1999, PSE&G, together with seven other parties, filed a proposed stipulation (PSE&G Stipulation) with regard to these proceedings with the BPU. On March 29, 1999, the Office of the Ratepayer Advocate, together with certain other parties, filed their proposal with regard to these proceedings. On April 7, 1999, PSE&G filed its response to the Ratepayer Advocate's proposal. On April 21, 1999, the BPU rendered its oral and written summary decision regarding Energy Master Plan matters (Summary Order), but indicated that it would issue a more detailed Decision and Order (Decision and Order) in these matters in the near future which will provide a full discussion of the issues as well as the reasoning for the BPU's determinations. The Energy Competition Act, the BPU's Summary Order and the related BPU proceedings are hereinafter referred to as the Energy Master Plan Proceedings.

     The  Summary  Order  adopted  the  PSE&G   Stipulation  with  the  specific
modifications and clarifications as set forth below:

     Transition Period

     PSE&G's Proposed Stipulation as Adopted:

     o A four-year transition period will begin August 1, 1999 and end July 31, 2003. During this transition period, rates will be capped for all customers who remain with PSE&G.

     Rate Reductions

     PSE&G's Proposed Stipulation:

     o Customers would receive the following reductions from current rates through July 2003 according to this schedule:

              August 1, 1999:  5%
              January 1, 2000: increasing to 7%, depending on timing of
                               securitization
              August 1, 2001:  increasing to 8.25%
              August 1, 2002:  increasing to 13.9% average (10% off rates in effect in April 1997)

         All rate reductions after the initial 5% reduction would be contingent on PSE&G's implementing a BPU order providing for securitization of $2.475 billion of generation-related stranded costs, plus transaction costs, and establishing a securitization bond charge under the Energy Competition Act.

     BPU Modifications:

     o    Customers are to receive rate reductions of:

              August 1, 1999:   5%
              January 1, 2000:  increasing to 7%
              August 1, 2001:   increasing to 9%
              August 1, 2002:   increasing to 13.9% average (10% off rates in
                                effect in April 1997)

         The BPU rejected PSE&G's request that all further rate reductions beyond the initial 5% be conditioned upon securitization. The BPU, in finding that the 2000 and 2001 incremental rate reductions assume achievement of 2% overall savings from securitization (in addition to the 1% assumed in the initial 5% reduction) conditioned these additional interim rate reductions upon implementation of securitization, but found however, that the final aggregate rate reduction in 2002 of 13.9% is required by the legislation and is not contingent on the implementation of securitization.

     Shopping Credits

     PSE&G's Proposed Stipulation as Adopted:

     o Shopping credits will be established for four years and will include cost of energy, capacity, transmission, ancillary services, losses, taxes and a retail adder. The average overall annual credits will be as follows:

              1999:    4.95 cents per kilowatt hour (kWh)
              2000:    5.03 cents per kWh
              2001:    5.06 cents per kWh
              2002:    5.10 cents per kWh
              2003:    5.10 cents per kWh

     Stranded Costs

     PSE&G's Proposed Stipulation:

     o Generation-related stranded costs would be established at $3.3 billion, net of tax, of which $2.475 billion plus transaction costs of up to $125 million would be securitized. As a result of negotiation, PSE&G would reduce the unsecuritized portion by $225 million. PSE&G would then have the opportunity to recover the remaining $600 million, net of tax, over the four-year transition period. The $600 million would be recovered by various means, including an explicit market transition charge (MTC). There would be a reconciliation mechanism to insure that PSE&G does not recover more than $600 million, net of tax.

     BPU Modifications:

     o The BPU concluded that PSE&G should be provided the opportunity to recover up to $2.94 billion net of tax stranded costs, through securitization of $2.4 billion and an opportunity to recover up to $540 million of its unsecuritized generation-related stranded costs on present value basis net of tax. The stranded costs recovery is subject to a true up on the collection of the unsecuritized generation-related stranded costs.

         Additionally, PSE&G cannot use the overrecovery in the Electric Levelized Energy Adjustment Clause (LEAC) as of July 31, 1999, expected to be approximately $60 million, net of tax, as a mitigation tool. Instead, PSE&G must return the overrecovery amount to ratepayers by applying the overrecovery as a credit to the starting deferred balance of the non-utility generation market transition clause (NTC) to offset stranded costs otherwise recoverable from ratepayers.

     Securitization

     PSE&G's Proposed Stipulation:

     o PSE&G would be allowed to issue a total of up to $2.6 billion of transition bonds to be amortized over a 15-year period. A transition bond charge would be collected from customers via a per kWh or wires charge. This would be trued-up at least annually. Net proceeds from this securitization of stranded costs would be used to refinance or retire debt and/or equity. The resulting savings from this bond financing must be returned to customers.

     BPU Modifications:

     o The BPU will issue a financing order, consistent with the provisions of the Energy Competition Act, to authorize PSE&G to issue up to $2.525 billion of transition bonds representing $2.4 billion of net of tax generation-related stranded costs and an estimated $125 million of transaction costs. The taxes related to securitization, which reflect the grossed up revenue requirements associated with the $2.4 billion in net of tax stranded costs being securitized, are legitimate recoverable stranded costs, however they should not be collected through the transition bond charge; rather, such taxes shall be collected via a separate MTC. The duration of this separate MTC shall be 15 years, identical to the duration of the transition bond charge. The BPU clarified the language concerning the use of the net proceeds of securitization to indicate that the refinancing or retirement of debt and/or equity shall be done in a manner that will not substantially alter PSE&G's overall capital structure.

     Transfer of Generation-Related Assets

     PSE&G's Proposed Stipulation:

     o PSE&G would be required to separate its transmission and distribution assets from its generation-related assets. Its generation-related assets would be transferred to a separate generation company (Genco) to be owned by PSE&G's parent holding company, PSEG. Given the resolution of stranded costs, the proposed transfer price of $2.368 billion was intended to ensure that PSE&G receives full and fair recompense for these assets. Genco would become an exempt wholesale generator (EWG) upon receipt of FERC approval. If the generation-related assets are sold to a third party during the four-year transition period, any gains would be shared equally between customers and shareholders, subject to BPU approval.

     BPU Modifications:

     o The BPU directed the establishment of a separate company (i.e., Genco) by PSEG to sell generation output in the wholesale marketplace and also ordered PSE&G to transfer its generation-related assets to such separate unregulated subsidiary at a price of $2.443 billion. Any gains resulting from the sale of the transferred generation-related assets to a third party which occurs within five years of August 1, 1999, rather than within the four years proposed in the PSE&G
          stipulation,   will  be  shared  50  -  50  between   ratepayers   and
          shareholders.

     Basic Generation Service

     PSE&G's Proposed Stipulation:

     o Through a contract with Genco, PSE&G would provide basic generation service (BGS) for the first three years and would not promote it as a competitive alternative. BGS would be competitively bid for the fourth year and annually thereafter.

     BPU Modifications:

     o The BPU approved PSE&G's proposal on basic generation, but clarified that any payments to PSE&G resulting from BGS being bid out for year 4 of the transition period shall be credited to the deferred societal benefit costs (SBC) balance for purposes of establishing the SBC rate in year 5, and shall in no event be retained by PSE&G or remitted to Genco or otherwise utilized to recover unsecuritized generation-related stranded costs.

     Electric Distribution Depreciation

     PSE&G's Proposed Stipulation as Adopted:

     o    PSE&G  is  required  to  reduce  its  depreciation   reserve  for  its
          distribution assets by $568.7 million which will be achieved by amortizing its excess electric distribution depreciation reserve over the period of January 1, 2000 to July 31, 2003.

     Societal Benefit and Other Costs

     PSE&G's Proposed Stipulation as Adopted:

     o SBC and above market stranded costs associated with non-utility generation will be collected through clause mechanisms; SBC level will remain constant through the transition period; deferred accounting, including interest on any over/underrecoveries, will be used; and the clauses will be reset annually thereafter. The clause mechanism for the above market stranded NTC will be initially set at the 1999 level of $183 million annually and will also use deferred accounting on any over/underrecoveries. Any non- utility generator (NUG) contract buyouts will also be charged to the NTC clause and be subject to deferred accounting. The clause mechanism for societal benefits will include costs related to: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) program; 4) manufactured gas plant remediation and 5) consumer education.

     Upon the issuance of the Decision and Order, PSE&G will no longer meet the requirements of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) for the electric generation portion of its business. Pending the BPU's final written order, PSE&G anticipates that it will be required to record a net extraordinary charge to earnings, in the range of $500 million to $700 million, in the second quarter of 1999 to reflect its unrecoverable costs.

     Pending issuance of the Decision and Order, PSEG and PSE&G cannot determine the applicability and impact of other regulatory and/or legal requirements which may also be triggered by the implementation of the Decision and Order. These may include actions in the areas of corporate finance, tax, environmental and nuclear. PSEG and PSE&G cannot predict whether any appeals will be filed with respect to the Decision and Order, once issued, within the applicable time period.

     Additionally, the BPU is expected to issue a series of orders that will decide generic issues related to deregulation of the electric and gas industry in the State. Proposed standards were issued by the BPU for comment on March 31, 1999. These include affiliate relationships (including fair competition and affiliate transactions), environmental issues, anti-slamming and accounting and reporting standards. Hearings on these proposed standards were held during April 1999 and an order is expected in the second quarter of 1999.

Gas Unbundling

     The Energy Competition Act requires that all residential customers have the ability to choose a competitive gas supplier by December 31, 1999. As a result, on March 17, 1999, the BPU issued its Order requiring each public gas utility to submit a rate unbundling filing.

     The BPU established a gas rate unbundling filing deadline of April 30, 1999 to include the following:

     o    A proposed basic supply rate(s) applicable to each customer class.

     o A proposed unbundled billing credit(s) applicable to customers who receive billing services from a third party.

     o A separate SBC to recover all Remediation Adjustment Clause (RAC) expenses, DSM program expenses and other expenses reasonably incurred and currently in rates recoverable via the SBC pursuant to the Energy Competition Act.

     o    A proposed regulatory asset charge, if applicable.

     o    A proposed transportation rate.

     On April 30, 1999, PSE&G filed its gas unbundling compliance filing with the BPU as required by the BPU's March 17, 1999 Order. As required, this filing continues and completes the unbundling of PSE&G's gas rates. Unbundled rates were developed for PSE&G's remaining bundled gas Rate Schedules: RSG (Residential Service Gas), SLG (Street Lighting Gas Service), CFG (Cogeneration Firm Gas Service) and UVNG (Uncompressed Vehicular Natural Gas Service). These bundled rates will cease to exist when the new applicable unbundled FT (Firm Transportation) and CS (Firm Commodity Service) rates are approved. PSE&G cannot predict the outcome of this proceeding.

     Hearings are expected in September 1999 with the BPU expected to render a decision by the end of November 1999. The Energy Competition Act also applies similar rules to the gas industry as to the electric industry addressing affiliate relations, consumer protections, among others.

Unbundled Gas Transportation Tariffs

     On December 22, 1998, PSE&G, the BPU and the Office of the Ratepayer Advocate executed an Interim Stipulation for Phase I of PSE&G's Residential Gas Transportation Program (Program). In accordance with the Interim Stipulation, residential customers would not be eligible to register (sign up) for the Program until 60 days after the BPU's Decision and Order. The Interim Stipulation mandates that residential customers who return to PSE&G's bundled sales service after a designated period would be served gas which is market-priced under PSE&G's Market Price Gas Service (MPGS) tariff. On April 28, 1999, the BPU made the Interim Stipulation final.

Electric Levelized Energy Adjustment Clause (LEAC)

     To the extent fuel revenue and expense flow through the LEAC mechanism, variances in fuel revenues and expenses offset and thus have no direct effect on earnings. Once the LEAC mechanism is eliminated when the transition period commences on August 1, 1999, earnings volatility may increase since the unregulated generation portion of PSEG's business will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. For further discussion, see New Jersey Energy Master Plan Proceedings and Summary Order above and Note 3. Regulatory Assets and Liabilities.

Other Regulatory Issues

     Interim Competitive Transition Charge (ICTC)

     In September 1996, PSE&G filed a petition with the BPU to establish an ICTC, or exit fee, which would be designed to recover stranded costs which would result from a customer leaving PSE&G's system as a full requirements customer. The Energy Competition Act does not require that on-site generators pay any fees equivalent to the SBC or recovery of utility stranded costs (market transition charge or transition bond charges) provided that the energy load served by the on-site generators does not reduce the utility's distributed kilowatt hours below 92.5% of the kilowatt hours distributed by the utility in 1999. If that trigger is exceeded, then on-site generators will pay such charges. On March 31, 1999, the BPU issued an Order of Dismissal regarding the issue of exit fees since the language incorporated into the Energy Competition Act established the procedures necessary to assess an exit fee. This Order dismissed the petition of PSE&G and related outstanding motions. This Order also closes the BPU's generic exit fee proceeding and all motions related thereto.

Note 3. Regulatory Assets and Liabilities

     Regulatory assets and liabilities are recorded in accordance with the provisions of SFAS 71. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues as determined by regulators. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which are being amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability will be charged or credited to income. Once the BPU issues its written Decision and Order in the Energy Master Plan Proceedings, PSE&G will no longer meet the requirements for application of SFAS 71 for its then deregulated operations. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues. It is expected that the existing regulatory assets will continue in the regulated portion of PSE&G's business and will continue to be subject to SFAS 71, except as follows:

     o the SFAS 109, "Accounting for Income Taxes," deferred tax assets will be written down to the extent they relate to generation-related stranded costs;

     o unamortized debt expense and loss on reacquired debt may be affected to the extent the debt related to such amounts is retired; and

     o    the LEAC will be discontinued as discussed below.

     Overrecovered Electric Energy Costs/Under(over)recovered Gas Costs: PSE&G will continue to follow deferred accounting treatment for the LEAC through July 31, 1999. Per the Summary Order, the overrecovered balance as of that date, expected to be approximately $100 million ($60 million net of tax), will be applied as a credit to the starting deferred balance of the NTC to offset stranded costs otherwise recoverable from ratepayers.

                                                March 31,          December 31,
                                              ----------------------------------
                                                  1999                1998
                                              --------------      --------------
Under(over)recovered Gas Costs                    $(14)               $35
Overrecovered Electric Energy Costs                (80)               (39)



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

Year 2000

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. Management estimates the total cost related to Year 2000 readiness will approximate $83 million, to be incurred from 1997 through 2001, of which $8 million was incurred in 1997, $27 million was incurred in 1998 and approximately $36 million is expected to be incurred in 1999. $5 million was incurred in the quarter ended March 31, 1999. A portion of these costs is not likely to be incremental to PSEG or PSE&G, but rather, represents a redeployment of existing personnel/resources.

     The schedule to replace certain systems was accelerated for Year 2000 purposes. Analysis of these systems is continuing and costs identified to date are approximately $5 million, which are not included in the estimates above. Additionally, PSE&G is continuing its installation of programs (SAP) from SAP America, Inc. to replace certain major business systems. SAP America, Inc. has represented that SAP is Year 2000 compliant, and thus, installation of SAP will eliminate the need to modify those business systems for Year 2000 compliance. The phased implementation of SAP is scheduled to be completed before January 1, 2000. The cost of implementing SAP is not included in the above cost estimates since SAP implementation has not been accelerated for Year 2000 purposes.

     If PSEG, PSE&G, their domestic and international subsidiaries, other members of the PJM Interconnection, L.L.C. (PJM), PJM trading partners supplying power through PJM, PSEG's or PSE&G's critical vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

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

    PSE&G's construction expenditures are expected to aggregate approximately $2.8 billion during the years 1999 through 2003. The estimate of construction requirements is based on expected project completion dates and includes anticipated escalation due to inflation of approximately 3% annually. Therefore, construction delays or higher inflation levels could cause significant increases in these amounts. The Summary Order has directed that PSE&G's generation-related assets be separated from its transmission and distribution assets. The breakdown of anticipated construction expenditures between these businesses has yet to be determined. For discussion of the Energy Master Plan Proceedings and their potential impacts, see Note 2. Regulatory Issues.

    PSE&G does not presently anticipate any difficulties in obtaining sufficient fuel for electric generation or adequate gas supplies during the years 1999 through 2003.

Site Restorations and Other Environmental Costs

    It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. PSEG and PSE&G accrue environmental liabilities when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Depending on the site, provisions for estimated losses from environmental remediation are based primarily on internal and third-party environmental studies, estimates as to the number and participation level of any other Potentially Responsible Parties, the extent of the contamination and the nature of required remedial and restoration actions.

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

PSE&G Manufactured Gas Plant Remediation Program

     In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns extant at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material to PSEG's and PSE&G's financial condition, results of operations and net cash flows. The Energy Competition Act provides for the continuation of RAC programs. The Summary Order provides for the recovery of costs for RAC is to be through the SBC.

Air Pollution Control

     In June 1998, NJDEP adopted regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing nitrogen oxide (NOx) emissions from utility and large industrial boilers. The extent of investment in control technologies, operational changes and purchases of allowances required to comply with these regulations will be directly related to the number of allowances PSE&G receives. PSE&G received a preliminary allocation of allowances in March 1999, indicating sufficient allowances through the summer of 1999. The final allocation will be determined in accordance with the NJDEP regulations in November 1999 which is subsequent to the May 1 through September 30, 1999 period governed by the regulations. PSE&G has attempted to minimize the uncertainty associated with the timing of the final allocation by purchasing allowances, upgrading control technologies and estimating the expected allocation with as much precision as is practicable using available data. PSE&G's present analysis leads it to believe that the potential costs for purchasing additional NOx budget allowances should not exceed a total of $10 million through December 31, 2002. Expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could preclude the necessity of capital improvements.

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

Commodity Instruments--PSE&G

     At March 31, 1999 and December 31, 1998, PSE&G held or issued instruments that reduce exposure to market fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G currently has levelized energy adjustment clauses, LEAC and LGAC, in place for both electricity and natural gas pursuant to BPU orders. For discussion of the LEAC and the LGAC and their current and proposed status under the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities. These clauses were established to minimize the impact of major commodity price swings on energy cost to customers. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At March 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 0.7 million megawatt-hours (MWH) of electricity and 67.9 million MMBTU (million British thermal units) of natural gas. At December 31, 1998, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 1.6 million MWH of electricity and 65.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     As discussed in Note 1. Basis of Presentation/Summary of Significant Accounting Policies, PSE&G implemented EITF 98-10 effective January 1, 1999. As a result, PSE&G's energy trading contracts were marked to market and gains and losses from such contracts were included in earnings. In 1998 and prior, such gains and losses were recorded upon settlement of the contracts. PSE&G recorded $11 million and $5 million of gains in the quarters ended March 31, 1999 and 1998, respectively.

Natural Gas Hedging--PSEG Energy Holdings Inc. (Energy Holdings)

     As of March 31, 1999 and December 31, 1998, PSEG Energy Technologies Inc. (Energy Technologies), a wholly-owned subsidiary of Energy Holdings, had outstanding futures contracts to buy natural gas related to fixed-price natural gas sales commitments. Such contracts hedged approximately 91% and 90% of its fixed price sales commitments at March 31, 1999 and December 31, 1998, respectively. As of March 31, 1999 and December 31, 1998, Energy Technologies had a net unrealized hedge loss of approximately $1 million and $5 million, respectively.

Foreign Currencies--Energy Holdings

     PSEG Global Inc. (Global), a wholly-owned subsidiary of Energy Holdings, had consolidated non-recourse debt of $119 million as of March 31, 1999 which is denominated in the Brazilian Real that is indexed to a basket of currencies including U.S. dollars. As a result, it is subject to foreign currency exchange rate risk due to the effect of exchange rate movements between the indexed foreign currencies and the Brazilian Real and between the Brazilian Real and the U.S. Dollar. Exchange rate changes ultimately impact the debt level outstanding in the denominated currency and result in foreign currency transactions in accordance with current accounting guidance. Any related transaction gains (losses) resulting from such exchange rate changes are included in determining net income for the period and amounted to a $4 million gain in each of the quarters ended March 31, 1999 and 1998.

     In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of March 31, 1999, the Real has devalued approximately 30% against the U.S. dollar since December 31, 1998 resulting in a charge of $164 million to cumulative foreign currency translation adjustment (a separate component of stockholders' equity). Net foreign currency devaluations, caused primarily by the Brazilian Real, have reduced Global's total assets by $168 million as of March 31, 1999 with an offsetting charge to cumulative foreign currency translation adjustment. PSEG cannot predict to what extent, if any, further devaluation may occur, and, therefore, cannot predict the impact of potential devaluation of currencies on PSEG's results of operations, financial condition and net cash flows. However, assuming no further significant devaluation, PSEG does not expect this to have a material adverse effect on its 1999 results of operations, financial condition or net cash flows. For additional information, see Note 7. Financial Information by Business Segments of Notes.

     As PSEG increases its international investments, the financial statements of PSEG will be increasingly affected by changes in the global economy.

Nuclear Decommissioning Trust Funds

     Contributions made to the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying value of these funds of $539 million and $524 million approximates the fair market value as of March 31, 1999 and December 31, 1998, respectively.

Equity Securities--Energy Holdings

     PSEG Resources Inc. (Resources), a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and partnerships, in which Resources is a limited partner, which invest in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the market prices of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidation and market volatility factors, where appropriate. The aggregate amount of such investments which have available market prices at March 31, 1999 and December 31, 1998 was $223 million and $204 million, respectively. The portfolio has exposure to market price risk. As such, a sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $18 million at March 31, 1999 and $17 million at December 31, 1998.

Note 6.  Income Taxes

     PSEG's effective income tax rate is as follows:

                                                         Quarter Ended
                                                           March 31,
                                                     -----------------------
                                                       1999         1998
                                                     ----------    ---------

Federal tax provision at statutory rate                 35.0%        35.0%
New Jersey Corporate Business Tax, net of Federal        5.9%         5.9%
benefit
Other-- net                                              2.1%         0.2%
                                                     ----------    ---------
     Effective Income Tax Rate                          43.0%        41.1%
                                                     ==========    =========

Note 7.  Financial Information by Business Segments

     The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment and the types of products and services offered. With the transition into a deregulated environment, it is likely that this basis of segment reporting will change.

     Information related to the segments of PSEG's business is detailed below:


                                                                                        Other
                                                                                     Non-utility   Consolidated
(Millions of Dollars)                           Electric      Gas       Resources  Activities (A)     Total
                                                -----------------------------------------------------------------
For the Quarter Ended March 31, 1999:
    Total Operating Revenues..................       $966       $700         $46            $83          $1,795
    Segment Net Income (Loss).................       $105        $67         $19           $(3)            $188
                                                =========== ========== ===========   ============      ==========

For the Quarter Ended March 31, 1998:
    Total Operating Revenues..................       $902       $612         $70            $75          $1,659
    Segment Net Income (Loss).................       $109        $48         $36           $(2)            $191
                                                =========== ========== ===========   ============      ==========


As of March 31, 1999:
    Total Assets..............................    $11,997     $2,440      $1,833         $1,380         $17,650

As of December 31, 1998:
    Total Assets..............................    $12,200     $2,469      $1,809         $1,519         $17,997

(A) Other Non-utility Activities include amounts applicable to PSEG, the parent corporation, and Energy Holdings, excluding Resources.

Geographic information for PSEG is disclosed below. PSE&G does not have foreign investments or operations.


                                              Revenues (1)                          Identifiable Assets
                                          Quarter ended March 31,                   March 31, December 31,
                                      -------------------------------        ---------------------------------
                                          1999              1998                   1999              1998
                                      -------------    --------------        --------------     --------------
United States                              $1,768           $1,635                $16,169           $16,387
Foreign Countries (2)                          27               24                  1,481             1,610
                                        ---------        ---------             ----------           -------
              Total                        $1,795           $1,659                $17,650           $17,997
                                        =========        =========             ==========           =======

Identifiable investments in Foreign Countries include amounts from:
      Argentina                                                                      $309              $307
      Brazil (3)                                                                     $338              $482
      Netherlands                                                                    $404              $400
---------------------------------------------------------------------------------------------------------------

     (1) Revenues are attributed to countries based on the locations of the investments.

     (2) Total assets are net of foreign currency translation adjustment of $(168) million as of March 31, 1999 and $(43) million as of December 31, 1998.

     (3) Amount is net of foreign currency translation adjustment of $(164) million as of March 31, 1999 and $(39) million as of December 31, 1998.

Note 8.  Accounting Matters

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a hedge will be immediately recognized in earnings. PSEG and PSE&G are currently evaluating the impact of SFAS 133 and developing an implementation plan.

Note 9.  Comprehensive Income

Comprehensive Income, Net of Tax:

                                                                  Three Months Ended
                                                                      March 31,
                                                             -----------------------------
                                                                1999             1998
                                                             -----------      ------------
                                                                  (Millions of Dollars)
     Net income..........................................          $188              $191
     Foreign currency translation, net of tax of $(14) and
     $(1) for 1999 and 1998, respectively ...............         (125)               (6)
                                                             -----------      ------------
     Comprehensive income................................           $63              $185
                                                             ===========      ============


             ======================================================
                  PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             ======================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Notes to Consolidated Financial Statements of PSEG are incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

       Note 1.  Basis of Presentation/Summary of Significant Accounting Policies
       Note 2.  Regulatory Issues
       Note 3.  Regulatory Assets and Liabilities
       Note 4.  Commitments and Contingent Liabilities
       Note 5.  Financial Instruments and Risk Management
       Note 7.  Financial Information by Business Segments
       Note 8.  Accounting Matters

Note 6.  Income Taxes

     PSE&G's effective income tax rate is as follows:


                                                                        Quarter Ended
                                                                          March 31,
                                                                    -----------------------
                                                                     1999          1998
                                                                    ---------     ---------
Federal tax provision at statutory rate.........................      35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit.......       5.9%          5.9%
Other-- net.....................................................       2.9%          1.8%
                                                                    ---------     ---------
     Effective Income Tax Rate...................................     43.8%         42.7%
                                                                    =========     =========

Note 9.  Comprehensive Income

     Effective January 1, 1998, PSE&G adopted SFAS 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to owners, in a financial statement for the period in which the changes are recognized. For the quarters ended March 31, 1999 and 1998, PSE&G's comprehensive income equaled the consolidated net income of PSE&G.

             ======================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             ======================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1998 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Overview and Future Outlook

     On February 9, 1999, the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) was enacted. It provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas supplier commencing December 31, 1999, thus fully opening the New Jersey energy markets to competition.

     The New Jersey Board of Public Utilities (BPU) has been conducting related proceedings pursuant to the New Jersey Energy Master Plan (Energy Master Plan). On April 21, 1999 the BPU issued a Summary Order (Summary Order) which adopted PSE&G's previously filed proposed stipulation (PSE&G Stipulation) with certain modifications and clarifications (see Note 2. Regulatory Issues of Notes).

     In its Summary Order, the BPU indicated that it would issue a more detailed Decision and Order (Decision and Order) in these matters in the near future. Once such order is provided, PSE&G will discontinue application of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for the electric generation portion of its business and will record the appropriate accounting entries at that time. Pending the BPU's final written order, PSE&G anticipates that it will be required to record a net extraordinary charge to earnings in the range of $500 million to $700 million, in the second quarter of 1999 to reflect its unrecoverable costs. It is also anticipated that the BPU will issue additional rulings on generic issues for the industry (e.g., affiliate standards) as well as matters specific to PSE&G (e.g., a financing order to implement securitization). For further discussion of the aforementioned BPU activities, the Energy Competition Act and the Summary Order (the Energy Master Plan Proceedings) as well as the gas unbundling proceedings, see Note 2. Regulatory Issues of Notes.

     These decisions will fundamentally change the energy industry in New Jersey and will result in competitive markets for electric and gas supply and for customer services while the transmission and distribution businesses will remain regulated. As set forth in the Summary Order, PSE&G will transfer its generation-related assets to a separate generation company (i.e., Genco) which will be owned by PSEG. In addition to the approval received from the BPU, Genco will need approvals from a number of other regulators, including the Federal Energy Regulatory Commission (FERC) (to be recognized as an exempt wholesale generator (EWG)) and the Nuclear Regulatory Commission (NRC) (to transfer its licenses) and will have to resolve a number of other issues related to taxes, environmental restrictions and PSE&G's Mortgage Indenture (see Liquidity and Capital Resources and Note 2. Regulatory Issues of Notes). PSEG and PSE&G cannot determine the applicability and impact of other regulatory and/or legal requirements, which may also be triggered by the implementation of the Decision and Order.

     As set forth in the Summary Order, Genco will provide PSE&G with the energy required to meet its basic generation service (BGS) obligation. Genco will provide BGS at the contracted rate for the first three years of the transition period. BGS will be competitively bid for the fourth year and annually thereafter. To the extent Genco produces less energy than required under the BGS contract with PSE&G, Genco's earnings will be exposed to the risks of the competitive market for the difference between the market rate for energy and the BGS contract rate (see PJM Interconnection, L.L.C. (PJM)).

     PSEG has been engaged in the competitive energy business for a number of years through certain of its non-utility subsidiaries. Due to the regulatory changes outlined above, in the future, competitive businesses will constitute a larger portion of PSEG's activities. As the unregulated portion of the business continues to grow, potential financial risks and rewards will be greater, financial requirements will change, and the volatility of earnings will increase. The pending regulatory decisions and the business experience PSEG has acquired in operating non-regulated energy business will be significant components in determining future success.

     PSEG and PSE&G believe that the final outcome of the Energy Master Plan Proceedings will involve a fundamental change in the way their businesses are conducted. These changes may impact financial operating trends and could result in earnings volatility, write down of asset values, reduction in dividend payments and adverse impacts on revenues due to the mandated electric rate cut, electric and gas retail choice and fuel and energy price risks. However, based on its analysis of the Summary Order, PSEG believes that its dividend payments can be maintained at their current level. Additionally, PSE&G is actively seeking regulatory and operational changes that will allow it to provide energy services in a safe and reliable manner at competitive prices while achieving strong financial performance.

     Many forces are reshaping how the utility industry meets the needs and expectations of its customers and shareholders. Profound changes in the way the industry is regulated are affecting how PSEG conducts business and its financial prospects in the future. Competitive changes in the utility industry continued to occur in 1998 and will continue to occur in 1999.

     Going forward, PSEG will continue to pursue its strategies to grow its family of businesses. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. PSEG's unregulated generation business strategy is to size its fleet to take advantage of market opportunities, while seeking to increase its value and manage commodity price risk through its wholesale trading activity.
PSEG will also consider opportunities for expansion through business combinations. PSE&G's transmission and distribution strategy, both gas and electric, is to provide cost-effective, high quality service. PSEG Global Inc.'s (Global) strategy is to invest in both generation and distribution facilities worldwide with the goal of creating long-term value. PSEG Resources Inc.'s
(Resources) strategy is to continue focusing on passive investments in the energy sector worldwide seeking to provide earnings and economic value. PSEG Energy Technologies Inc.'s (Energy Technologies) strategy is to expand upon the current energy related services it provides to industrial and commercial customers to create long-term value and to participate in the retail energy marketplace.

     To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility business, it must be understood that such business will change during 1999 and beyond and that past results are not necessarily an indication of future business prospects or financial results.

Results of Operations

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.85 for the quarter ended March 31, 1999, representing an increase of $0.03 or 4% per share from the comparable 1998 period.

     PSE&G's contribution to earnings per share of Common Stock for the quarter ended March 31, 1999 increased $0.06 from the comparable 1998 period. The increase for the quarter ended March 31, 1999 was primarily due to increased sales of gas and electricity resulting from considerably colder weather in the first quarter of 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. The increase was partially offset by higher operating expenses, including higher transmission, distribution and wholesale energy costs than those incurred in the first quarter of 1998.

     PSEG Energy Holdings Inc.'s (Energy Holdings) contribution to earnings per share of Common Stock for the quarter ended March 31, 1999 decreased $0.07 from the comparable 1998 period, primarily due to lower income from Resources' financial investment portfolio in the first quarter of 1999.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter ended March 31, 1999 increased $0.04 from the comparable 1998 period. A total of 11.3 million shares were repurchased at a cost of $442 million under this program as of March 31, 1999.

PSE&G -- Revenues

     Certain of the below listed year to year variances did not impact earnings as there was an offsetting variance in expense. To the extent fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) and the Levelized Gas Adjustment Clause (LGAC) mechanisms, variances in fuel revenues and expenses offset and thus have no direct effect on earnings. These include base fuel revenues, demand side management (DSM) revenue and Remediation Adjustment Charge (RAC) revenue. In 1999, the LEAC mechanism will be eliminated as a result of the Energy Master Plan Proceedings. This may increase earnings volatility since PSEG will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. See Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, RAC and DSM and their current and proposed status under the Energy Master Plan Proceedings.

     Electric

     Revenues increased $64 million or 7% for the quarter ended March 31, 1999 from the comparable period in 1998 primarily due to higher sales resulting from colder weather in the first quarter of 1999 augmented by positive economic factors in New Jersey as well as profits realized from wholesale energy activities. Additionally, DSM revenues were higher in the quarter ended March 31, 1999 than in the comparable 1998 period.

     Gas

     Revenues increased $88 million or 14% for the quarter ended March 31, 1999 from the comparable period in 1998. The increase was primarily due to colder weather in the first quarter of 1999. Additionally, DSM revenues were higher in the quarter ended March 31, 1999 than in the comparable 1998 period.

PSE&G -- Expenses

     Net Interchanged Power and Fuel for Electric Generation

     Net Interchanged Power and Fuel for Electric Generation increased $5 million or 2% for the quarter ended March 31, 1999 from the comparable 1998 period primarily due to increased sales of electricity resulting in increased purchases of fuel for electric generation and purchases of power from the PJM Interconnection, L.L.C. (PJM) pool.

     As previously reported, during the summer of 1998, the eastern electricity commodity markets experienced severe volatility resulting from extremely hot weather and electric capacity and energy shortages in the Midwest. PSE&G cannot predict whether similar events leading to extreme price movements will occur again. Given the impending elimination of the LEAC, the lifting of the requirements that electric energy offered for sale in PJM not exceed the variable cost of producing such energy and that such transactions are now capped at $1,000 per megawatt hour (see Competitive Environment), the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages, extreme price movements could occur which could have a material impact on PSEG's financial condition, results of operations and net cash flows. For a discussion of market risks, see Item 3. Qualitative and Quantitative Disclosures About Market Risk.

     Gas Purchased

     Gas Purchased increased $33 million or 8% for the quarter ended March 31, 1999 from the comparable 1998 period primarily due to increased sales of gas resulting from colder weather in the first quarter of 1999.

     Operation and Maintenance

     Operation and Maintenance expense increased $71 million or 22% for the quarter ended March 31, 1999 from the comparable 1998 period. The increase was primarily due to higher costs related to wholesale power activities and higher transmission and distribution costs, including higher material and outside services in 1999 and increased PJM restructuring expenses. Additionally, higher Other Post Employment Benefits (OPEB) costs were incurred in the quarter ended March 31, 1999 than in the comparable 1998 period. Also, in the quarter ended March 31, 1999, there was higher DSM recovery resulting in a greater recognition of previously deferred expenses. These increases were partially offset by lower nuclear operation and maintenance costs in 1999 due to restart expenses in 1998 for Salem.

     With an increasingly competitive energy market as an outcome of the Energy Master Plan Proceedings and energy industry restructuring, the composition and level of Operation and Maintenance expense is likely to change.

     Income Taxes

     Income Taxes increased $18 million or 16% for the quarter ended March 31, 1999 from the comparable 1998 period. This increase is primarily due to higher pre-tax operating income.

Year 2000 Expenses -- PSEG and PSE&G

     For a discussion of Year 2000 expenses, see Note 4. Commitments and Contingent Liabilities of Notes and Year 2000 Readiness Disclosure, below.

Energy Holdings -- Earnings/(Losses)

                                                            Increase (Decrease)
                                                          ----------------------
                                                                Quarter Ended
                                                                  March 31,
                                                                1999 vs. 1998
                                                          ----------------------
                                                           (Millions of Dollars)
     PSEG Resources Inc. (Resources)                               $  (18)
     PSEG Global Inc. (Global)                                         --
     PSEG Energy Technologies Inc. (Energy Technologies)                1
     Enterprise Group Development Corporation                          --
                                                               ------------
                                Total                              $  (17)
                                                               ============

     Energy Holdings had net earnings of $19 million for the quarter ended March 31, 1999 compared to net earnings of $36 million for the same period in 1998, representing a decrease of $17 million. Energy Holdings' earnings were primarily those of Resources. The decrease in Energy Holdings' earnings was primarily due to Resources' lower income in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 due to less income from investments in leveraged buyout funds and limited partnerships in 1999, primarily due to the sale of securities in the prior year, and lower realized gains in the first quarter of 1999 resulting from the exercise of an early buyout option by the lessee in a leveraged lease in the first quarter of 1998. The decrease was partially offset by income in the quarter ended March 31, 1999 from several leveraged leases entered into subsequent to March 31, 1998.

Liquidity and Capital Resources

     PSEG and PSE&G

     PSEG is an exempt public utility holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries, PSE&G and Energy Holdings.

     PSEG and PSE&G believe that the deregulation of the utility industry will impact the sources and uses of cash in 1999 and beyond. Also, as a result of deregulation and the related corporate structure reorganizations, the capital structure of PSEG and PSE&G will likely change. The BPU, in its Summary Order, stated that the use of the net proceeds of securitization shall be done in a manner that will not substantially alter PSE&G's overall capital structure.

     It is anticipated that PSE&G will receive securitization proceeds of $2.4 billion (net of tax and transaction costs). The right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction is property subject to the lien of PSE&G's Mortgage Indenture. The proceeds of securitization will be deposited with the Mortgage Trustee to comply with the property release provisions of the Mortgage. PSE&G can utilize one or more of the following, at its option, with respect to these proceeds:

     o Withdraw funds for corporate use by utilizing additions and improvements. These funds could be used to purchase Common Stock, or purchase, tender or redeem outstanding Mortgage Bonds under existing applicable optional redemption provisions.

     o    Direct  the  Trustee  to  invest  the  proceeds  in  U.S.   Government
          Securities.

     o Direct the Trustee to purchase Mortgage Bonds at the lowest prices obtainable, not exceeding the lowest amount at which any such Mortgage Bond then outstanding may then be by its terms redeemable (e.g., at par or below). If the Trustee is unable so to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied towards the redemption of eligible series of Mortgage Bonds pro rata at par.

     Unless PSE&G affirmatively chooses an option within two years of deposit of the funds, the Trustee is required to undertake par redemptions. All outstanding Mortgage Bonds, except for each of the series of Pollution Control Bonds and two series of coupon Bonds are eligible for such redemption at their par special redemption price, as provided in the Mortgage Indenture and each respective Supplemental Indenture.

     Generation assets which have been directed by the BPU to be transferred to a separate unregulated subsidiary of PSEG are also subject to the lien of the Mortgage Indenture. Proceeds of that sale will likewise be deposited with the Trustee. PSE&G has the same options with regard to those proceeds as discussed above in connection with securitization. Transfer of generation assets requires PSE&G to obtain various additional Federal and State regulatory approvals.

     PSE&G has not yet made a decision as to the extent to which it will elect to redeem such eligible Mortgage Bonds at par. Such decision will be based upon the final Decision and Order, financial conditions at the time of the decision and other factors. At March 31, 1999, PSE&G had a total of $4.149 billion of Mortgage Bonds outstanding, of which $3.354 billion are eligible for special redemption at par. $780 million of Pollution Control Bonds and $15 million of coupon Bonds are not eligible for this special redemption.

     Going forward, cash generated from PSE&G's regulated business is expected to provide the majority of the funds for PSE&G's regulated business needs. Genco's capital needs will be dictated by its strategy to size its generation fleet, but will likely require cash generated from operations and external financings. Energy Holdings' growth will be funded through external financings and cash generated from operations. Financing activity at the parent company level is currently limited to funding PSEG's stock repurchase program on an interim basis primarily from external financings. However, PSEG periodically reassesses its financial needs and could make additional equity infusions in its subsidiaries if investment opportunities are presented.

     As previously reported, on September 15, 1998, in anticipation of securitization of PSE&G's stranded costs afforded by the then proposed Energy Competition Act, the Board of Directors of PSEG authorized the repurchase of up to 10 million shares of Common Stock. Under the authorization, repurchases were made in the open market at the discretion of PSEG. The repurchased shares have been held as treasury stock. On February 16, 1999, the Board of Directors of PSEG authorized the expansion of the repurchase program up to an aggregate of 20 million shares under substantially the same terms and conditions as the program which began in September 1998. At March 31, 1999, PSEG had repurchased approximately 11.3 million shares of Common Stock at a cost of $442 million, under these authorizations. As of April 30, 1999, PSEG had repurchased a total of approximately 12.4 million shares at a cost of approximately $484 million under this program.

     Dividend payments on Common Stock were $0.54 per share and totaled approximately $120 million and $125 million for the three months ended March 31, 1999 and 1998, respectively. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, the outcome of the Energy Master Plan Proceedings (see Note 2. Regulatory Issues of Notes), the receipt of dividend payments from its subsidiaries and other factors. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSEG has not increased its dividend rates in seven years in order to retain additional capital for reinvestment and to reduce its payout ratio.

     PSE&G paid common stock dividends of $274 million and $125 million to PSEG during the quarters ended March 31, 1999 and 1998, respectively. These amounts were used to fund PSEG's Common Stock dividends, and in 1999, to support a portion of its stock repurchase program. Changes in PSE&G's financial condition that could result from the Energy Master Plan Proceedings could have a material adverse effect on PSEG's ability to maintain the dividend at PSEG's current level. However, based on its analysis of the Summary Order, PSEG believes that its dividend payments can be maintained at their current level. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes. Due to the growth in Energy Holdings investment activities, no dividends on Energy Holdings' common stock were paid in the quarters ended March 31, 1999 and 1998.

     PSEG and PSE&G, respectively, have issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable Interest Subordinated Debentures have been deferred, or PSEG or PSE&G has defaulted on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G may pay any dividends on its common or preferred stock.

     As of March 31, 1999, PSEG's capital structure consisted of 44.0% common equity, 44.9% long-term debt and 11.1% preferred stock and other preferred securities.

     As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at March 31, 1999 were approximately 18% of PSEG's consolidated assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the costs of all services provided to them by employees of PSE&G.

     As a result of the final outcome of the Energy Master Plan Proceedings and accounting impacts resulting from the deregulation of the generation of electricity and the unbundling of the utility business referenced above, modifications will be required to certain of the restrictions agreed to by PSEG with the BPU in response to the Focused Audit. PSEG believes that these issues will be satisfactorily resolved. For discussion of the Energy Master Plan Proceedings and potential impacts see Note 2. Regulatory Issues of Notes.

     Energy Holdings

     As noted above, Global, Resources and Energy Technologies are expected to provide long-term growth for Energy Holdings and PSEG. Resources' investments are designed to produce immediate earnings and cash flows, which enable Global and Energy Technologies to focus on longer-term growth. During the next five years, Energy Holdings' capital requirements are expected to be provided from additional debt financing, equity from PSEG and operating cash flows. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. Resources will continue its focus on investments related to energy infrastructure. Energy Technologies is expected to expand upon the current energy related services being provided to industrial and commercial customers.

     For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations and net cash flows. As of March 31, 1999 and 1998, Energy Holdings' embedded cost of debt of its finance subsidiaries was approximately 6.64% and 7.91%, respectively.

     Capital Requirements

     Capital resources and capital requirements will be affected by the final outcome of the Energy Master Plan Proceedings. For a discussion of the potential impact of the Energy Master Plan Proceedings on PSE&G's future prospects, including financial condition, results of operations and net cash flows, see
Note 2. Regulatory Issues of Notes.

     PSEG

     Beginning in December 1998, PSEG has entered into contracts to purchase combustion turbines. PSEG's commitment under these contracts is approximately $392 million to be expended between December 1998 and December 2001. Through April 30, 1999, payments of approximately $25 million were made under these contracts.

     PSE&G

     For the quarter ended March 31, 1999, PSE&G had utility plant additions, including Allowance for Funds Used During Construction, of $81 million, a $3 million decrease from the corresponding 1998 period.

     Dependent upon the final outcome of the Energy Master Plan Proceedings and the Decision and Order, PSE&G's regulated business expects to be able to internally generate the majority of its construction and capital requirements over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given, with the balance to be provided by issuance of debt to replace maturities. The unregulated generation portion of PSE&G's current operations (i.e., Genco) may incur capital requirements based on its growth strategy. For discussion of the Energy Master Plan Proceedings and their potential impacts, see Note 2. Regulatory Issues and Note 4. Commitments and Contingent Liabilities of Notes.

     Energy Holdings

         Global

     In April 1999, Global, with a partner, entered into an agreement to jointly acquire 90% of the outstanding shares of Chilquinta S.A. (Chilquinta Energia), a power generation and distribution company based in Santiago, Chile under a 50/50 partnership. Global will pay $255 million for an approximately 45% interest in the company which includes holdings of distribution assets in Chile and Peru and 2,100 megawatts of generating capacity in Argentina. Additional acquisition financing will be provided by $320 million of non-recourse debt. The acquisition increases PSEG's worldwide customer base by over 1 million customers. Upon final acquisition, Global and its partner will make a tender offer to acquire the remaining 10% of Chilquinta Energia shares from other shareholders. The transaction requires the approval of Chilquinta Energia's shareholders and regulatory notifications in Chile. Closing is expected to occur in June 1999.

     In April 1999, Global and Panda Energy International Inc. entered into a joint venture agreement to develop a 1,000 megawatt combined-cycle gas plant in Guadalupe County in Texas. Global's equity investment is expected to be approximately $48 million, with the total investment by Global not to exceed $125 million, including loans and guarantees.

     Global is currently funding its equity investment in a 200 megawatt gas-fired generation project in Venezuela. Funding of approximately $70 million for the construction of the project commenced in December 1998 and will continue through mid-2000. Upon completion, the project will distribute energy to approximately forty industrial customers in the northern part of Venezuela.

         Resources

     As a result of the sale of a security in April 1999, Resources, through its beneficial interest in the KKR Leveraged Buyout Fund (KKR LBO Fund), realized proceeds of approximately $59 million and an after tax book gain of approximately $12 million.

     Resources has been advised by KKR that it plans to sell a portion of one of its security investments through a secondary market offering expected to take place in the second quarter of 1999. Contingent on the sale, based on the current market value of the security, Resources anticipates to receive cash proceeds of approximately $25 million.

External Financings

     The changes in the utility industry are attracting increased attention of bond rating agencies which regularly assess business and financial matters including how utility companies are meeting competition and competitive initiatives, especially as they affect potential stranded costs. Bond ratings affect the cost of capital and the ability to obtain external financing. Given the changes in the industry and the anticipated use of securitization, attention and scrutiny of PSEG's and PSE&G's competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of the respective securities of both PSEG and PSE&G. For discussion of the use of proceeds of securitization, see Liquidity and Capital Resources.

     PSEG and PSE&G are analyzing their future capital and financing needs in light of securitization, the transfer of generation-related assets to a separate generation company and their business strategies. However, it is expected that following completion of securitization and the generation-related asset transfer, PSE&G and Genco will likely issue debt through the capital markets.

     PSEG

     At March 31, 1999, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At March 31, 1999, PSEG had $30 million outstanding under this revolving credit facility. At March 31, 1999 and 1998, PSEG had a $25 million uncommitted line of credit with a bank. At March 31, 1999, PSEG had no debt outstanding under this line of credit.

     PSE&G

     PSE&G has filed with the BPU for approval to opportunistically refinance essentially all of its long-term debt through January 4, 2000. In addition, PSE&G will need to file a petition with the BPU in connection with securitization and for any additional debt financing needed. PSE&G is currently evaluating the potential uses of the proceeds of securitization (see Liquidity and Capital Resources).

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. As of March 31, 1999, the Mortgage would permit up to $3.6 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. At March 31, 1999, PSE&G's Mortgage coverage ratio was 4.036:1. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed.

     To provide liquidity for its commercial paper program, PSE&G has a $650 million revolving credit agreement expiring in June 1999, which PSE&G expects to renew, and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On March 31, 1999, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 4, 2000, not more than $1.5 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On March 31, 1999, PSE&G had $499 million of short-term debt outstanding, including $130 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $150 million as of March 31, 1999.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of March 31, 1999, Fuelco had commercial paper of $72 million outstanding.

     Energy Holdings

     The minimum net worth maintenance agreement between PSEG Capital and PSEG provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. In 1993, PSEG agreed with the BPU to make a good-faith effort to eliminate such PSEG support within six to ten years. Effective January 31, 1995, PSEG Capital notified the BPU of its intention not to have more than $650 million of debt outstanding at any time. PSEG Capital has a $650 million Medium Term Note (MTN) program which provides for the private-placement of MTNs without registration. PSEG Capital's assets consist principally of demand notes of Global and Resources. Intercompany borrowing rates are established based upon PSEG Capital's cost of funds. At March 31, 1999, PSEG Capital had total debt outstanding of $650 million, all of which was comprised of MTNs.

     On February 16, 1999, PSEG Capital issued $252 million of 6.25% MTNs due May 2003. The proceeds were used to repay $100 million of PSEG Capital MTNs which matured February 16, 1999 and to reduce Energy Holdings' short-term debt.

     As of March 31, 1999, Funding had $300 million and $150 million revolving credit facilities with two groups of banks which expire in July and November 1999, respectively. Funding makes short-term investments only if the funds cannot be employed in intercompany loans. Intercompany borrowing rates are established based upon Funding's cost of funds. Funding is providing both long and short-term capital for Resources and Global and their subsidiaries on the basis of an unconditional guaranty from Energy Holdings, but without direct support from PSEG. As of March 31, 1999, Funding had $123 million of total debt outstanding under its revolving credit facility. Energy Holdings is in the process of refinancing and renegotiating these credit facilities. Closing is expected in the second quarter of 1999.

     Compliance with applicable financial covenants will depend upon future financial position and level of earnings and cash flow, as to which no assurances can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's and Energy Holdings' ability to obtain additional financing beyond current levels. Based on current expectations of contemplated investments in 1999, it is anticipated that equity from PSEG will be required by Energy Holdings in 1999 in addition to Energy Holdings' debt financing. In order for investment activity to exceed current expectations due to attractive opportunities in the marketplace, Energy Holdings would need to access additional sources of debt, which may include capital markets, to fund new development activity.

     Global has certain project debt that is non-recourse to Energy Holdings and Global which is maturing or for which principal and interest payments are due in May 1999. While efforts are underway to refinance this debt in a similar non-recourse capacity, additional capital may be required by the lenders from the respective partners. The aggregate amount of such additional capital required is not expected to exceed $40 million.

Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $946 million and $696 million, respectively, of international investments. As of March 31, 1999, foreign investments represented 8% of PSEG's consolidated assets and contributed 2% of first quarter 1999 consolidated revenues. Resources' international investments are primarily in leveraged leases in the Netherlands, Australia and the United Kingdom with associated revenues denominated in U.S. dollars, and, therefore bear no foreign currency risk. Global's international investments are primarily in projects that generate or distribute electricity in Brazil, Argentina and China. As a primary vehicle for PSEG's growth, Global is expected to continue to invest in competitive power markets. Where possible, Global structures its investments to manage the risk associated with project development, including foreign currency devaluation and fluctuations. Global has evaluated the current economic conditions in these regions and has determined that its investments have not been impaired. In evaluating its investment decisions, Global considers the economic, political and currency risks associated with each potential project. Where warranted, Global assumes a certain level of currency devaluation when making its investment decision. For discussion of the devaluation of the Brazilian Real, see Note 5. Financial Instruments and Risk Management of Notes.

Competitive Environment

     State Regulatory Matters

     For discussions of the Energy Master Plan Proceedings, Gas Unbundling, the LEAC and other rate matters, see Note 2. Regulatory Issues of Notes. The
Decision and Order resulting from these proceedings could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

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

     As of April 1, 1999, FERC lifted the requirements that bids for electric energy offered for sale in the PJM interchange energy market from generation located within the PJM control area shall not exceed the variable cost of producing such energy. FERC found that no single market participant can unduly influence market prices. Additionally, a market monitoring function is provided by the PJM Independent System Operator (ISO). Transactions that are bid into the PJM pool are capped at $1,000 per megawatt hour. All power providers are paid the locational marginal price (LMP) set through power providers' bids. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap. When the LEAC is discontinued, to the extent PSEG's generation business (Genco) produces less energy than required under the basic generation service (BGS) contract with PSE&G, the lifting of such caps could present additional risks to Genco with respect to the difference between the LMP and the BGS rate. For further discussion of price volatility of electricity, see Qualitative and Quantitative Disclosures About Market Risk of MD&A.

     On April 13, 1999, FERC approved PJM's market enhancements which provide the ability to auction residual and released Fixed Transmission Rights (FTRs). An FTR is a purchased right that can hedge against congestion charges incurred on a specified transmission path. An FTR financially binds the owner to the congestion activity on that path. The path is defined as the point where power is synchronized onto the PJM grid to the point where it is withdrawn. The PJM ISO administers this system. PSE&G cannot predict the impacts of PJM implementing these market enhancements.

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

     PSEG and PSE&G have completed required Year 2000 readiness work for more than 85% of their critical systems as of March 31, 1999. The work required by the remaining critical systems is expected to be completed by July 1999, except for certain systems at PSE&G's nuclear facilities. The majority of these systems are scheduled beyond July 1999 in order to coincide with planned refueling outages at these facilities. By the end of 1999, a majority of PSEG's and PSE&G's non-critical systems are also expected to be Year 2000 ready with the remainder of such non-critical systems to be ready in 2000. Energy Holdings and its subsidiaries have essentially completed Inventory on all systems impacted by Year 2000 readiness issues and substantial Assessment work has been completed on such systems. Remediation/Testing is expected to be completed in 1999 on all such systems.

     As previously reported, on May 11, 1998, the NRC issued a Generic Letter to all nuclear facilities requiring submission of a written response within 90 days of that date which addressed the status of their Year 2000 programs. This response was required to address the facility's project scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance. Additionally, the Generic Letter required submission of a written response upon completion of the facility's Year 2000 programs or no later than July 1, 1999 confirming their Year 2000 readiness status and defining when their facilities would be Year 2000 ready. On July 23, 1998, PSE&G provided its written response to the first requirement noted above, outlining for the NRC its nuclear facility Year 2000 program. In this response, PSE&G indicated that planned implementation will allow PSE&G's nuclear facilities to be Year 2000 ready and in compliance with the terms and conditions of their licenses and NRC regulation by January 1, 2000. Additionally, during the week of October 26, 1998, the NRC conducted an audit of the nuclear operations' Hope Creek Year 2000 Project. The audit report states that the nuclear operations' Year 2000 project plan is comprehensive and is receiving the appropriate management support and oversight. As of March 31, 1999, PSE&G's Year 2000 effort at its nuclear facilities is on schedule to meet the NRC's response date of July 1, 1999 and to have all mission critical systems ready by January 1, 2000. Additionally, at meetings held in March 1999, PECO again confirmed to PSE&G that Peach Bottom's Year 2000 effort is on schedule to meet the required July 1999 NRC response schedule.

     PSEG and PSE&G are continuing to work with their supplier base to assess the Year 2000 readiness status of vendors who provide critical materials and services (key vendors). PSEG and PSE&G have indications from more than 80% of their critical vendors that they are making or have made preparations for the Year 2000. To date, all critical vendors responding indicate that their business operations will be ready. Strategies are being put into place to minimize the impact of potential vendor failures on PSEG's and PSE&G's operations. However, failure of key vendors to be Year 2000 ready could result in material adverse impacts to PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

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

     PSEG and PSE&G have no outstanding litigation relating to Year 2000 issues. The likelihood of future Year 2000 related liabilities cannot be determined at this time. PSEG and PSE&G have been subject to the following Year 2000 regulatory action:

     o The BPU has issued a specific order requiring a number of customer related disclosures, including bill inserts, establishment of an "800" number, and others.

     o The BPU is in the process of performing an assessment of PSE&G's Year 2000 program.

     o On a general level, the BPU has required PSEG and PSE&G to participate in periodic status meetings with other utilities.



     Contingency Plans

     PSEG and PSE&G have adopted the North American Electric Reliability Council's (NERC) timetable, guidelines and detailed requirements for developing these contingency plans. The planning process is an iterative one. PSEG and PSE&G have completed their preliminary contingency plans. The second version of their contingency plans will be completed by June 30, 1999, consistent with NERC's timetable. PSEG and PSE&G conducted a limited scope internal drill on March 19, 1999. The scope of the drill involved using alternate communication capabilities (i.e., radio) to monitor electric generation and transmission should the public switched phone network become unavailable. The drill showed the basic feasibility of preliminary plans and it identified needed procedural enhancements.

     On April 9, 1999, PSEG and PSE&G participated in a NERC industry-coordinated Year 2000 readiness drill. It involved a scope similar to the March 19, 1999 drill plus the involvement of PJM. The drill had similar results in that it showed the basic feasibility of using the radio system and it identified some needed procedural enhancements. Going forward, PSEG and PSE&G will build on the results of these exercises to participate in the NERC-led drill on September 9, 1999, may conduct other drills and may use other communications capabilities such as satellite-based telephones. Further plan updates will be evaluated, as needed, from September 1999 through January 2000.

     PSEG and PSE&G expect that with completion of the Year 2000 project and implementation of programs from SAP America, Inc. (SAP), the possibility of significant interruptions of normal operations should be reduced. However, if PSEG, PSE&G, their domestic and international subsidiaries, the other members of PJM, PJM trading partners supplying power through PJM, PSEG's or PSE&G's critical vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations and net cash flows.

Accounting Issues

     For a discussion of significant accounting matters including Emerging Issues Task Force (EITF) Issues 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10), Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," see Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes.

Impact of New Accounting Pronouncements

     For a discussion of the impact of new accounting pronouncements including SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), see Note 8. Accounting Matters of Notes.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings; Foreign Operations; Competitive Environment; Year 2000 Readiness Disclosure; Accounting Issues and Impact of New Accounting Pronouncements.

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

     PSE&G currently has levelized energy adjustment clauses in its rate structure in place for both electricity (LEAC) and natural gas (LGAC). These clauses were established to minimize the impact of major commodity price swings on customer prices. They also reduce the risk to PSE&G by permitting PSE&G to defer price increases and decreases until regulatory treatment can be determined. In accordance with the BPU's April 21, 1999 Summary Order, PSE&G, effective August 1, 1999, will no longer account for the cost of electric energy through a levelized adjustment clause. For discussion of the levelized energy adjustment clauses and the potential impacts from the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Note 3. Regulatory Assets and Liabilities of Notes and Net Interchanged Power and Fuel for Electric Generation of Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (MD&A). For discussion of changes in the pricing of electric energy offered for sale in the PJM interchange energy market, see PJM Interconnection, L.L.C. (PJM) of MD&A.

     PSE&G uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical contracts and financial derivative instruments. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSE&G estimates value-at-risk across its commodity business using a model with historical volatilities and correlations. The measured value-at-risk using a variance/co-variance model with a 97.5% confidence level and assuming a one week horizon at March 31, 1999 was approximately $5 million, compared to the December 31, 1998 level of $4 million. PSE&G's calculated value-at-risk exposure represents an estimate of potential net losses that could be recognized on its portfolio of physical and financial derivative instruments assuming historical movements in future market rates. These estimates, however, are not necessarily indicative of actual results which may occur, since actual future gains and losses will differ from those historical estimates based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in PSE&G's portfolio of hedging instruments during the year.

     Foreign Currencies--Energy Holdings

     For discussion of foreign currency risks, see Note 5. Financial Instruments and Risk Management of Notes.

                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1998 Annual Report on Form 10-K is updated below.

(1) New Matter. On April 19, 1999, a complaint was received by PSEG naming as defendants the current directors of PSEG, and naming PSEG as a nominal defendant, from the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit and who instituted the June 1998 proxy litigation, alleging that the 1999 proxy statement provided to shareholders of PSEG was false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at PSEG's nuclear operations and (iii) the demand letter and derivative litigation described above. The complaint seeks to have the 1999 proxy statement declared to be in violation of law, to set aside the election of directors of PSEG and the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at the 1999 annual shareholder meeting, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing the matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. PSEG cannot predict the outcome of this matter. Similar allegations by the plaintiff regarding the 1996, 1997 and 1998 proxy statements were dismissed by the Court in the applicable proceedings. G. E. Stricklin v. E. James Ferland, et. al., United States District Court for the Eastern District of Pennsylvania.

     In addition, see the following at the pages hereof indicated:

     (1) Pages 9 through 14 and 24 through 25. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070461, EO97070462 and EO97070463.

     (2) Page 14. Proceeding before the BPU Establishing Procedures for gas unbundling, Docket No. GX99030121.

     (3) Page 15. Proceedings before the BPU relating to PSE&G's proposed CTC filed September 19, 1996, Docket Nos. ET96090669 and 97040274.

     (4)  Page 18.  Investigation by the U.S.  Environmental  Protection  Agency
          (EPA) regarding the Passaic River site.

     (5) Page 18. Additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.

     (6) Page 41. Administrative proceedings before the NJDEP under Section 316 of the FWPCA for certain electric generating stations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     PSEG's Annual Meeting of Stockholders was held on April 20, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:


                                                           Votes                 Votes
                                                            For                Withheld
                                                      ------------------    ------------------
Proposal 1 - Election of Directors

     Class III - Term expiring 2002
          T. J. Dermot Dunphy                             181,790,995             2,462,843
          Raymond V. Gilmartin                            181,934,810             2,319,028
          Conrad K. Harper                                181,749,133             2,500,205

                                                           Votes                 Votes
                                                            For                 Against            Abstentions
                                                      ------------------    ------------------    -----------------
Proposal 2 - Ratification of the Appointment of
       Deloitte & Touche LLP as Independent
       Auditors for 1999                                  181,946,886               777,509            1,400,350



With respect to Proposal 2, abstentions are not counted in the vote totals and, therefore, have no effect on the vote.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1998 Annual Report to the SEC is updated below. References are to the related pages of the Form 10-K as printed and distributed.

PJM Interconnection, L.L.C.

     Form 10-K, page 10. On March 19, 1999, the New York Mercantile Exchange (NYMEX) began offering an electric energy futures trading contract based upon the previously established PJM Western trading hub. The PJM Western hub is a financial location specifically designed for facilitating such trading. The Western hub is a composite of 111 locations for which PJM publishes a composite price. The composite price is made up of the fixed load-weighted average of the locational prices at each of the nodes that comprise the hub. PJM studies have determined that a composite of many nodes provides a more stable hub price than selecting a single node for the hub. The stability of the hub prices contributes to the liquidity of the markets trading to and from the hub.

Nuclear Operations

     Form 10-K, page 11. As previously reported, on September 16, 1998, the NRC indefinitely suspended its Systematic Assessment of Licensee Performance (SALP) program until the NRC staff completed a review of its nuclear power plant performance assessment process. The NRC has now developed a new program which takes into account improvements in the performance of the nuclear industry over the past twenty years and the desire of the NRC to apply more objective, timely, safety-significant criteria in assessing performance. The NRC will monitor performance in three broad areas - reactor safety, radiation safety and plant security. Nuclear plant performance will be measured by a combination of objective performance indicators and by the NRC inspection program, which will be refocused on those plant activities which have the greatest impact on safety and overall risk. Each performance indicator and inspection assessment will be categorized to determine the appropriate regulatory response. For performance indicators and inspection area results which do not meet the NRC's highest level of acceptable performance, the NRC will increase its inspection and oversight activities. Each year, a performance report will be issued as well as the inspection plan for the following six-month period. Additionally, plants with declining performance will be identified which may require further NRC action.

     The new program will begin in June 1999 on a pilot basis at eight nuclear power plants, including Salem and Hope Creek. It is expected that this new process will be used at all domestic nuclear plants beginning in January 2000. On April 16, 1999, as part of the transition to a new performance assessment program, the NRC announced formal elimination of the "watch list" of troubled plants and that recognition will no longer be given to "superior" performers.

     On April 12, 1999, the NRC issued its six-month Plant Performance Review of Salem and Hope Creek, which is being used as an interim process since the suspension of the SALP program until the new assessment program is in place. Salem and Hope Creek's overall performance was rated "acceptable" for the period April 1998 through January 1999. Areas for improvement included human performance, corrective maintenance backlog, work control process, communications and procedural deficiencies.

     PECO Energy has advised PSE&G that the NRC issued its six-month Plant Performance Review of Peach Bottom on April 9, 1999. Overall performance was rated "acceptable" for the period April 1998 through January 15, 1999. Areas for improvement included engineering analysis of degraded conditions and some human performance issues concerning maintenance activities and equipment status control.

Other Nuclear Matters

     Form 10-K, page 13. As previously reported, as a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers which supply water from the suppression pool for emergency cooling of the core and related structures, the NRC issued a Bulletin in 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC has proposed three resolution options and required that actions be completed by the end of the unit's first refueling outage after January 1, 1997. Alternative resolution options will be subject to NRC approval. PSE&G installed a portion of the required large capacity passive strainers at Hope Creek during Hope Creek's refueling outage in December 1997. The remaining strainers were installed in March 1999. PECO Energy has advised PSE&G that large capacity passive strainers were installed at Peach Bottom 3 during its refueling outage in October 1997 and at Peach Bottom 2 during its refueling outage in October 1998. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

Air Pollution Control

     Form 10-K, page 20. For discussion of NOx allowances, see Note 4. Commitments and Contingent Liabilities of Notes.

Water Pollution Control

     Form 10-K, page 22. As previously reported, PSE&G is implementing the 1994 NJPDES permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, which remains in effect until such time as a renewal permit is issued, PSE&G is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect indefinitely given the submission of a timely renewal filing. On March 4, 1999, PSE&G timely filed a comprehensive application for the renewal of Salem's NJDEP permit which included updated Section 316(a) and 316(b) demonstrations as well as a demonstration of the implementation of the Special Conditions of the 1994 NJPDES permit and their biological efficacy. PSE&G has also made a preliminary submission to the Delaware River Basin Commission (DRBC) to initiate the regulatory review necessary to renew the Docket for Salem, which Docket expires in September 2000 unless renewed by the DRBC. While it is impossible to predict the timing and/or outcome of the review of these applications presently, an unfavorable determination could have a material adverse effect on PSEG's and PSE&G's financial position, results of operations and net cash flows.

Certain Beneficial Owners

     New Matter. As previously reported, according to the Schedule 13G filed by Barclays Bank, PLC dated February 12, 1999, Barclays Bank, PLC was a beneficial owner of 7.2% of Common Stock. According to the revised Schedule 13G of Barclays Bank, PLC dated March 10, 1999, Barclays Bank, PLC was the owner of 3.5% of Common Stock.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

                         PSEG                                                        PSE&G
  ----------------------------------------------------      ----------------------------------------------------------
    Exhibit                   Document                      Exhibit                       Document
    Number                                                    Number
  ------------- --------------------------------------      ------------ ---------------------------------------------
      12        Computation of Ratios of Earnings             12(A)      Computation of Ratios of Earnings to Fixed
                to Fixed Charges (PSEG)                                  Charges (PSE&G)

     27(A)      Financial Data Schedule (PSEG)                12(B)      Computation of Ratios of Earnings to Fixed
                                                                         Charges plus Preferred Stock Dividend
                                                                         Requirements (PSE&G)

                                                              27(B)      Financial Data Schedule (PSE&G)


(B) Reports on Form 8-K:

Registrant                   Date of Report              Items Reported
--------------               --------------              --------------
PSEG and PSE&G               March 18, 1999              Items 5 and 7

PSEG and PSE&G               April 26, 1999              Item 5

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


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrants)


                       By:      PATRICIA A. RADO
                    -------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)





Date: May 6, 1999