Form 10-Q
period 1999-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1999-08-16
CIK 788784, 81033

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

             For the quarterly period ended June 30, 1999

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

                     Class: Common Stock, without par value
                    Outstanding at July 31, 1999: 219,247,118

As of July 31, 1999, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
                                                                        Page
                                                                        ----
     Public Service Enterprise Group Incorporated (PSEG):

       Consolidated Statements of Income for the Three and Six
       Months Ended June 30, 1999 and 1998.............................   1

       Consolidated Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................   2

       Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 1999 and 1998..............................  4

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three and Six
       Months Ended June 30, 1999 and 1998.............................   5

       Consolidated Balance Sheets as of June 30, 1999
       and December 31, 1998...........................................   6

       Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 1999 and 1998.............................   8

     Notes to Consolidated Financial Statements-- PSEG.................   9

     Notes to Consolidated Financial Statements-- PSE&G................  29

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
       PSEG ...........................................................  30
       PSE&G...........................................................  50

   Item 3. Qualitative and Quantitative Disclosures About Market Risk..  50

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...........................................  51

   Item 5. Other Information...........................................  53

   Item 6. Exhibits and Reports on Form 8-K............................  54

   Forward Looking Statements..........................................  55

   Signatures -- PSEG..................................................  56
   Signatures -- PSE&G.................................................  56

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                    CONSOLIDATED STATEMENTS OF INCOME
                            (Millions of Dollars, except for Per Share Data)
                                                 (Unaudited)


                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                         ----------------------    ---------------------
                                                                           1999         1998         1999        1998
                                                                         ----------   ---------    ---------   ---------

OPERATING REVENUES
    Electric                                                             $   1,020    $    980     $  1,986    $  1,882
    Gas                                                                        277         272          977         884
    PSEG Energy Holdings Inc.                                                  139         110          268         255
                                                                         ----------   ---------    ---------   ---------
           Total Operating Revenues                                          1,436       1,362        3,231       3,021
                                                                         ----------   ---------    ---------   ---------

OPERATING EXPENSES
    Net Interchanged Power and Fuel for Electric Generation                    238         241          463         460
    Gas Purchased                                                              177         182          626         598
    Operation and Maintenance                                                  419         388          857         745
    Depreciation and Amortization                                              122         166          288         323
    Taxes:
      Income Taxes                                                             121          89          264         221
      Other                                                                     43          44           99         105
                                                                         ----------   ---------    ---------   ---------
             Total Operating Expenses                                        1,120       1,110        2,597       2,452
                                                                         ----------   ---------    ---------   ---------
OPERATING INCOME                                                               316         252          634         569
                                                                         ----------   ---------    ---------   ---------

OTHER INCOME AND DEDUCTIONS                                                     10           2           16           9
                                                                         ----------   ---------    ---------   ---------
INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES
  AND EXTRAORDINARY ITEM                                                       326         254          650         578
                                                                         ----------   ---------    ---------   ---------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
    Interest Expense                                                           119         116          233         237
    Capitalized Interest and AFDC                                               (2)         (3)          (4)         (7)
    Preferred Securities Dividend Requirements of Subsidiaries                  28          19           52          35
                                                                         ----------   ---------    ---------   ---------
        Total Interest Charges and Preferred Securities Dividends              145         132          281         265
                                                                         ----------   ---------    ---------   ---------

INCOME BEFORE EXTRAORDINARY ITEM                                               181         122          369         313

Extraordinary Item (Net of Tax of $345)                                       (790)          -         (790)          -
                                                                         ----------   ---------    ---------   ---------

NET INCOME (LOSS)                                                        $    (609)   $    122     $   (421)   $    313
                                                                         ==========   =========    =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000's)                         219,571     231,958      221,122     231,958

EARNINGS (LOSSES) PER SHARE (BASIC AND DILUTED)
    Income Before Extraordinary Item                                     $    0.83    $   0.53     $   1.67    $   1.35
    Extraordinary Item (Net of Tax)                                          (3.60)          -        (3.57)          -
                                                                         ----------   ---------    ---------   ---------
    Net Income (Loss)                                                    $   (2.77)   $   0.53     $  (1.90)   $   1.35
                                                                         ==========   =========    =========   =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                 $    0.54    $   0.54     $   1.08    $   1.08
                                                                         ==========   =========    =========   =========
See Notes to Consolidated Financial Statements.

           PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                              ASSETS
                       (Millions of Dollars)


                                                                            (Unaudited)
                                                                              June 30,        December 31,
                                                                                1999              1998
                                                                          --------------   ----------------
PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                         $ 1,763            $ 9,226
  Electric - Transmission and Distribution                                        4,969              4,953
  Gas - Distribution                                                              2,946              2,882
  Common                                                                            265                414
                                                                          --------------   ----------------
       Total                                                                      9,943             17,475
  Less: Accumulated depreciation and amortization                                 3,417              7,048
                                                                          --------------   ----------------
       Net                                                                        6,526             10,427
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $377; 1998, $312                                                         194                187
                                                                          --------------   ----------------
       Net Property, Plant and Equipment in Service                               6,720             10,614
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $34; 1998, $72                                                   98                219
  Plant Held for Future Use                                                          21                 24
                                                                          --------------   ----------------
       Net Property, Plant and Equipment                                          6,839             10,857
                                                                          --------------   ----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
 Long-Term Investments, net of amortization - 1999, $36; 1998,
    $28, and net of valuation allowances - 1999, $19; 1998, $18                   3,475              3,034
 Nuclear Decommissioning Fund                                                       562                524
 Other Special Funds                                                                135                125
 Other Noncurrent Assets,  net of amortization - 1999, $33; 1998,
    $29, and net of valuation allowances - 1999, $10; 1998, $10                     193                150
                                                                          --------------   ----------------
       Total Investments and Other Noncurrent Assets                              4,365              3,833
                                                                          --------------   ----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                          77                140
  Accounts Receivable:
    Customer Accounts Receivable                                                    556                506
    Other Accounts Receivable                                                       460                219
    Less: Allowance for Doubtful Accounts                                            47                 38
  Unbilled Revenues                                                                 187                255
  Fuel - Gas Distribution                                                           226                274
  Fuel - Electric Generation                                                         47                 57
  Materials and Supplies,
    net of  valuation reserves - 1999, $51; 1998, $12                               130                167
  Prepayments                                                                       307                 61
  Miscellaneous Current Assets                                                       69                 32
                                                                          --------------   ----------------
       Total Current Assets                                                       2,012              1,673
                                                                          --------------   ----------------
DEFERRED DEBITS
  Regulatory Asset - Stranded Costs                                               4,058                  -
  SFAS 109 Income Taxes                                                             296                704
  OPEB Costs                                                                        260                270
  Demand Side Management Costs                                                      144                150
  Environmental Costs                                                               124                139
  Unamortized Loss on Reacquired Debt and Debt Expense                              130                135
  Other                                                                             239                236
                                                                          --------------   ----------------
       Total Deferred Debits                                                      5,251              1,634
                                                                          --------------   ----------------
TOTAL                                                                          $ 18,467           $ 17,997
                                                                          ==============   ================
See Notes to Consolidated Financial Statements.

            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                   CAPITALIZATION AND LIABILITIES
                        (Millions of Dollars)

                                                                             (Unaudited)
                                                                                June 30,      December 31,
                                                                                1999              1998
                                                                             ------------    ---------------
CAPITALIZATION
  Common Stockholders' Equity:
    Common Stock, issued; 231,957,608 shares                                     $ 3,603            $ 3,603
    Treasury Stock, at cost; 1999 - 12,971,900 shares,
       1998 - 5,314,100 shares                                                      (507)              (207)
    Retained Earnings                                                              1,089              1,748
    Accumulated Other Comprehensive Income (Loss)                                   (173)               (46)
                                                                             ------------    ---------------
       Total Common Stockholders' Equity                                           4,012              5,098
  Subsidiaries' Preferred Securities:
    Preferred Stock Without Mandatory Redemption                                      95                 95
    Preferred Stock With Mandatory Redemption                                         75                 75
    Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures                                                                  1,038              1,038
  Long-Term Debt                                                                   4,840              4,763
                                                                             ------------    ---------------
       Total Capitalization                                                       10,060             11,069
                                                                             ------------    ---------------
OTHER LONG-TERM LIABILITIES
  Nuclear Decommissioning                                                            462                  -
  OPEB Costs                                                                         367                344
  Cost of Removal - Generation                                                       126                  -
  Environmental Costs                                                                132                 84
  Capital Lease Obligations                                                           50                 50
  Other                                                                              127                 65
                                                                             ------------    ---------------
       Total Other Long-Term Liabilities                                           1,264                543
                                                                             ------------    ---------------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                 851                418
  Commercial Paper and Loans                                                       1,288              1,056
  Accounts Payable                                                                   789                655
  Accrued Taxes                                                                       75                 41
  Other                                                                              392                288
                                                                             ------------    ---------------
       Total Current Liabilities                                                   3,395              2,458
                                                                             ------------    ---------------
DEFERRED CREDITS AND REGULATORY LIABILITIES
  Income Taxes                                                                     2,807              3,384
  Investment Tax Credits                                                              79                322
  Regulatory Liability - Excess Depreciation Reserve                                 569                  -
  Other                                                                              293                221
                                                                             ------------    ---------------
       Total Deferred Credits and Regulatory Liabilities                           3,748              3,927
                                                                             ------------    ---------------
COMMITMENTS AND CONTINGENT LIABILITIES                                                 -                  -
                                                                             ------------    ---------------
TOTAL                                                                           $ 18,467           $ 17,997
                                                                             ============    ===============
See Notes to Consolidated Financial Statements.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                 (Unaudited)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                   1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(421)        $ 313
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                                   790             -
    Depreciation and Amortization                                                     288           323
    Amortization of Nuclear Fuel                                                       42            44
    Recovery of Electric Energy and Gas Costs - net                                   106            94
    Provision for Deferred Income Taxes - net                                        (206)            9
    Investment Distributions                                                           75            63
    Gains on Investments                                                              (45)          (98)
    Leasing Activities                                                                 (5)          (51)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                                     (160)          153
       Inventory - Fuel and Materials and Supplies                                     64            59
       Prepayments                                                                   (246)         (297)
       Accounts Payable                                                               137           (94)
       Accrued Taxes                                                                   35           (29)
       Other Current Assets and Liabilities                                            69            18
    Other                                                                              80            34
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      603           541
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                                        (172)         (191)
  Net Change in Long-Term Investments                                                (630)          (15)
  Contribution to Decommissioning Funds and Other Special Funds                       (31)          (61)
  Other                                                                               (37)          (24)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                         (870)         (291)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                                       232          (379)
  Issuance of Long-Term Debt                                                          713           250
  Redemption of Long-Term Debt                                                       (203)         (203)
  Issuance of Preferred Securities                                                      -           375
  Purchase of Treasury Stock                                                         (300)            -
  Cash Dividends Paid on Common Stock                                                (238)         (251)
  Other                                                                                 -           (10)
                                                                                 ---------    ----------
       Net Cash Provided By (Used In) Financing Activities                            204          (218)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (63)           32
Cash And Cash Equivalents At Beginning Of Year                                        140            83
                                                                                 ---------    ---------
Cash And Cash Equivalents At End Of Period                                           $ 77         $ 115
                                                                                 =========    =========

Income Taxes Paid                                                                   $ 307         $ 326
Interest Paid                                                                       $ 229         $ 204

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                           (Millions of Dollars)
                                (Unaudited)



                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                       June 30,
                                                                     ---------------------------     --------------------------
                                                                        1999            1998            1999           1998
                                                                     ------------    -----------     -----------    -----------
OPERATING REVENUES
     Electric                                                        $     1,020     $      980      $    1,986     $    1,882
     Gas                                                                     277            272             977            884
                                                                     ------------    -----------     -----------    -----------
            Total Operating Revenues                                       1,297          1,252           2,963          2,766
                                                                     ------------    -----------     -----------    -----------

OPERATING EXPENSES
     Net Interchanged Power and Fuel for Electric Generation                 235            240             456            456
     Gas Purchased                                                           165            169             589            560
     Operation and Maintenance                                               365            344             759            667
     Depreciation and Amortization                                           120            166             285            318
     Taxes:
       Income Taxes                                                          107             80             240            195
       Other                                                                  43             46              99            104
                                                                     ------------    -----------     -----------    -----------
               Total Operating Expenses                                    1,035          1,045           2,428          2,300
                                                                     ------------    -----------     -----------    -----------

OPERATING INCOME                                                             262            207             535            466
                                                                     ------------    -----------     -----------    -----------

OTHER INCOME AND DEDUCTIONS                                                    -              4               3              6
                                                                     ------------    -----------     -----------    -----------

INCOME BEFORE INTEREST CHARGES AND
  DIVIDENDS ON PREFERRED SECURITIES
  AND EXTRAORDINARY ITEM                                                     262            211             538            472
                                                                     ------------    -----------     -----------    -----------

INTEREST CHARGES AND PREFERRED SECURITIES DIVIDENDS
     Interest Expense                                                         94             92             189            188
     Capitalized Interest and AFDC                                            (1)            (3)             (3)            (6)
     Preferred Securities Dividend Requirements of Subsidiaries               12             11              23             22
                                                                     ------------    -----------     -----------    -----------
          Total Interest Charges and Preferred Securities Dividends          105            100             209            204
                                                                     ------------    -----------     -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                             157            111             329            268

Extraordinary Item (Net of Tax of $345)                                     (790)             -            (790)             -
                                                                     ------------    -----------     -----------    -----------
NET INCOME (LOSS)                                                           (633)           111            (461)           268

Preferred Stock Dividend Requirement                                           2              3               5              5
                                                                     ------------    -----------     -----------    -----------

EARNINGS (LOSSES) AVAILABLE TO
  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED                       $      (635)    $      108      $     (466)    $      263
                                                                     ============    ===========     ===========    ===========

See Notes to Consolidated Financial Statements.

           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                 CONSOLIDATED BALANCE SHEETS
                           ASSETS
                    (Millions of Dollars)


                                                                          (Unaudited)
                                                                            June 30,          December 31,
                                                                              1999                1998
                                                                         ---------------     ----------------
PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                         $ 1,763              $ 9,226
  Electric - Transmission and Distribution                                        4,969                4,953
  Gas - Distribution                                                              2,946                2,882
  Common                                                                            265                  414
                                                                         ---------------     ----------------
       Total                                                                      9,943               17,475
  Less: Accumulated depreciation and amortization                                 3,417                7,048
                                                                         ---------------     ----------------
       Net                                                                        6,526               10,427
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $377; 1998, $312                                                         194                  187
                                                                         ---------------     ----------------
       Net Property, Plant and Equipment in Service                               6,720               10,614
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $34; 1998, $72                                                   98                  219
  Plant Held for Future Use                                                          21                   24
                                                                         ---------------     ----------------
       Net Property, Plant and Equipment                                          6,839               10,857
                                                                         ---------------     ----------------
INVESTMENTS AND OTHER NONCURRENT ASSETS
  Long-Term Investments                                                              78                   65
 Nuclear Decommissioning Fund                                                       562                  524
 Other Special Funds                                                                135                  125
 Other Noncurrent Assets                                                             59                   46
                                                                         ---------------     ----------------
       Total Investments and Other Noncurrent Assets                                834                  760
                                                                         ---------------     ----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                          28                   42
  Accounts Receivable:
    Customer Accounts Receivable                                                    494                  451
    Other Accounts Receivable                                                       356                  178
    Less: Allowance for Doubtful Accounts                                            41                   34
  Unbilled Revenues                                                                 187                  255
  Fuel - Gas Distribution                                                           226                  274
  Fuel - Electric Generation                                                         47                   57
  Materials and Supplies,
    net of  valuation reserves - 1999, $51; 1998, $12                               130                  165
  Prepayments                                                                       303                   52
  Miscellaneous Current Assets                                                       28                   32
                                                                         ---------------     ----------------
       Total Current Assets                                                       1,758                1,472
                                                                         ---------------     ----------------
DEFERRED DEBITS
  Regulatory Asset - Stranded Costs                                               4,058                    -
  SFAS 109 Income Taxes                                                             296                  704
  OPEB Costs                                                                        260                  270
  Demand Side Management Costs                                                      144                  150
  Environmental Costs                                                               124                  139
  Unamortized Loss on Reacquired Debt and Debt Expense                              127                  135
  Other                                                                             198                  182
                                                                         ---------------     ----------------
       Total Deferred Debits                                                      5,207                1,580
                                                                         ---------------     ----------------
TOTAL                                                                          $ 14,638             $ 14,669
                                                                         ===============     ================

See Notes to Consolidated Financial Statements.

           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                 CONSOLIDATED BALANCE SHEETS
               CAPITALIZATION AND LIABILITIES
                    (Millions of Dollars)
                                                                           (Unaudited)
                                                                             June 30,       December 31,
                                                                               1999             1998
                                                                           -------------   ----------------
CAPITALIZATION
  Common Stockholder's Equity:
    Common Stock, issued; 132,450,344 shares                                    $ 2,563            $ 2,563
    Contributed Capital                                                             594                594
    Retained Earnings                                                               529              1,386
    Accumulated Other Comprehensive Income (Loss)                                    (3)                (3)
                                                                           -------------   ----------------
       Total Common Stockholder's Equity                                          3,683              4,540
  Preferred Stock Without Mandatory Redemption                                       95                 95
  Preferred Stock  With Mandatory Redemption                                         75                 75
  Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
      Debentures                                                                    513                513
  Long-Term Debt                                                                  3,393              4,045
                                                                           -------------   ----------------
       Total Capitalization                                                       7,759              9,268
                                                                           -------------   ----------------
OTHER LONG-TERM LIABILITIES
  Nuclear Decommissioning                                                           462                  -
  OPEB Costs                                                                        367                344
  Cost of Removal - Generation                                                      126                  -
  Environmental Costs                                                               132                 84
  Capital Lease Obligations                                                          50                 50
  Other                                                                             127                 65
                                                                           -------------   ----------------
       Total Other Long-Term Liabilities                                          1,264                543
                                                                           -------------   ----------------
CURRENT LIABILITIES
  Long-Term Debt due within one year                                                735                100
  Commercial Paper and Loans                                                        940                850
  Accounts Payable                                                                  734                611
  Accrued Taxes                                                                      40                 30
  Other                                                                             315                223
                                                                           -------------   ----------------
       Total Current Liabilities                                                  2,764              1,814
                                                                           -------------   ----------------
DEFERRED CREDITS AND REGULATORY LIABILITIES
  Income Taxes                                                                    1,952              2,533
  Investment Tax Credits                                                             70                313
  Regulatory Liability - Excess Depreciation Reserve                                569                  -
  Other                                                                             260                198
                                                                           -------------   ----------------
       Total Deferred Credits and Regulatory Liabilities                          2,851              3,044
                                                                           -------------   ----------------
COMMITMENTS AND CONTINGENT LIABILITIES                                                -                  -
                                                                           -------------   ----------------
TOTAL                                                                          $ 14,638           $ 14,669
                                                                           =============   ================
See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                   1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(461)        $ 268
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                                   790             -
    Depreciation and Amortization                                                     285           318
    Amortization of Nuclear Fuel                                                       42            44
    Recovery of Electric Energy and Gas Costs - net                                   106            94
    Provision for Deferred Income Taxes - net                                        (193)           (6)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                                     (146)           79
       Inventory - Fuel and Materials and Supplies                                     64            59
       Prepayments                                                                   (251)         (310)
       Accounts Payable                                                               126           (88)
       Accrued Taxes                                                                   11           (12)
       Other Current Assets and Liabilities                                            96            61
    Other                                                                              69            35
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      538           542
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                                        (172)         (191)
  Net Change in Long-Term Investments                                                 (13)           (8)
  Contribution to Decommissioning Funds and Other Special Funds                       (31)          (61)
  Other                                                                               (13)           (7)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                         (229)         (267)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                                        90          (151)
  Issuance of Long-Term Debt                                                            -           250
  Redemption of Long-Term Debt                                                        (17)         (103)
  Cash Dividends Paid on Common Stock                                                (392)         (251)
  Other                                                                                (4)           (5)
                                                                                 ---------    ----------
       Net Cash Used In Financing Activities                                         (323)         (260)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (14)           15
Cash And Cash Equivalents At Beginning Of Year                                         42            17
                                                                                 ---------   -----------
Cash And Cash Equivalents At End Of Period                                          $  28         $  32
                                                                                 =========   ===========

Income Taxes Paid                                                                   $ 335         $ 296
Interest Paid                                                                       $ 197         $ 193

See Notes to Consolidated Financial Statements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation/Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1998 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. These Notes update and supplement matters discussed in the 1998 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999 and July 21, 1999.

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

Summary of Significant Accounting Policies

     Effective April 1, 1999, Public Service Electric and Gas Company (PSE&G) discontinued the application of Statement of Financial Accounting Standards
(SFAS) 71, "Accounting for the Effects of Regulation" (SFAS 71), for the electric generation portion of its business. PSE&G calculated a one-time charge consistent with the requirements of Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4) and SFAS 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101). The portion of the one-time charge related to an impairment of long-lived assets was calculated in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The discontinuation of the application of SFAS 71 had a material impact on Public Service Enterprise Group Incorporated's (PSEG) and PSE&G's financial condition and results of operations. For further discussion, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation. PSE&G's transmission and distribution businesses, which continue to be regulated, continue to meet the requirements for the application of SFAS 71.

     Effective April 1, 1999, and in concert with the discontinuation of SFAS 71, PSE&G changed its capitalization policy for the electric generation-related portion of its business. Under its new capitalization policy, PSE&G will only capitalize costs which increase either the capacity or the life of an asset and represent the replacement of a retired asset. All other costs will be expensed as incurred.

     Also, effective April 1, 1999, and in conjunction with the discontinuation of SFAS 71, PSE&G changed its depreciation policy for the electric generation-related portion of its business. Under this new depreciation policy, PSE&G will calculate depreciation on generation-related assets consistent with new asset lives determined by PSE&G policy rather than using depreciation rates prescribed by the New Jersey Board of Public Utilities (BPU) in rate proceedings.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

     Additionally, effective April 1, 1999, and in concert with the discontinuation of SFAS 71, PSE&G changed its policy for the treatment of electric generation-related asset retirements. Under this new retirement policy, the portion of future retirements of generation-related assets which have not been fully depreciated will impact earnings.

     In the past, fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) mechanism and variances in fuel revenues and expenses were subject to deferral accounting and thus had no direct effect on earnings. Due to the discontinuation of the LEAC mechanism on August 1, 1999, earnings volatility may increase since the unregulated electric generation portion of PSEG's business will cease to follow deferral accounting and will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. For further discussion, see Note 4. Regulatory Assets and Liabilities.

     Effective January 1, 1999, PSEG and PSE&G adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes. Previously, the gains and losses associated with those contracts were recorded upon settlement. The adoption of EITF 98-10 did not have a material impact on the financial condition, results of operations or net cash flows of PSEG or PSE&G.

     Effective  January 1, 1999,  PSEG and PSE&G  adopted  Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides criteria for capitalizing certain internal-use software costs. The adoption of SOP 98-1 did not have a material impact on the financial condition, results of operations or net cash flows of PSEG or PSE&G.

     Effective January 1, 1999, PSEG and PSE&G adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires the expensing of the costs of start-up activities as incurred. Additionally, previously capitalized start-up costs must be written off as a Cumulative Effect of a Change in Accounting Principle. The adoption of SOP 98-5 did not have a material impact on the financial condition, results of operations or net cash flows of PSEG or PSE&G.

Note 2.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     Following the passage of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the BPU rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999. It is expected that the BPU will issue a more detailed Decision and Order (Final Order) in these matters during the third quarter of 1999, which will provide a full discussion of the issues as well as the reasoning for the BPU's determinations. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings are hereinafter referred to as the Energy Master Plan Proceedings. These proceedings provide that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas supplier commencing December 31, 1999, thus opening the New Jersey energy markets to competition. Under New Jersey law, a 45-day period is available for a party to the proceedings and ratepayers to appeal the Final Order once it is issued. PSEG and PSE&G cannot predict whether any appeals will be filed with respect to the Final Order by any of the parties entitled to do so. For discussion of the extraordinary charge to earnings recorded as a result of the deregulation of PSE&G's generation business, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     The Summary Order provides for the following:
     ---------------------------------------------

     Transition Period

     o A four-year transition period beginning August 1, 1999 and ending July 31, 2003. During this transition period, rates will be capped for all customers who remain with PSE&G.

     Rate Reductions

     o Customers will receive the following reductions from current rates through July 2003 according to this schedule:

                              August 1, 1999:   5%
          January 1, 2000 (or at the time
                          of securitization):   increasing to 7%
                              August 1, 2001:   increasing to 9%
                              August 1, 2002:   increasing to 13.9% average
                                                (10% off rates in effect in
                                                 April 1997)

         The BPU, in finding that the 2000 and 2001 incremental rate reductions assume achievement of 2% overall savings from securitization (in addition to the 1% assumed in the initial 5% reduction), conditioned these additional interim rate reductions upon implementation of securitization. The BPU further determined that the final aggregate rate reduction in 2002 of 13.9% is required by the Energy Competition Act and is not contingent on the implementation of securitization.

         On July 26, 1999, the BPU approved PSE&G's compliance tariff filing reflecting the 5% decrease in rates on a provisional basis (see Note 2. Regulatory Issues). On August 1, 1999, PSE&G implemented this rate reduction as required by the BPU under the Energy Master Plan Proceedings.

     Shopping Credits

     o Shopping credits (credits which a customer electing a new supplier of electricity will receive from PSE&G) will be established for four years and will include the cost of energy, capacity, transmission, ancillary services, losses, taxes and a retail adder. The average overall credits will be as follows:

                  1999:    4.95 cents per kilowatt hour (kWh)
                  2000:    5.03 cents per kWh
                  2001:    5.06 cents per kWh
                  2002:    5.10 cents per kWh
                  2003:    5.10 cents per kWh

     Stranded Costs

     o The BPU concluded that PSE&G should be provided the opportunity to recover up to $2.94 billion (net of tax) of stranded costs, through securitization of $2.4 billion (discussed below) and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a present value basis. The $540 million would be recovered by various means, including an explicit market transition charge (MTC). The stranded costs recovery is subject to a reconciliation on the collection of the unsecuritized generation-related stranded costs.

     o PSE&G was directed to use the overrecovered balance in the Electric Levelized Energy Adjustment Clause (LEAC) as of July 31, 1999 as a mitigation tool for stranded cost recovery associated with non-utility generation (NUG) contracts. PSE&G will apply the overrecovery as a credit to the starting deferred balance of the non-utility generation market transition charge (NTC) to offset future above market costs and/or contract buyouts otherwise recoverable from ratepayers.

     Securitization

     o The BPU will issue an irrevocable Bondable Stranded Costs Rate Order (Finance Order), consistent with the provisions of the Energy Competition Act and the Summary and Final Orders, to authorize PSE&G to issue up to $2.525 billion of transition bonds, with a scheduled amortization upon issuance of 15 years, representing $2.4 billion of generation-related stranded costs (net of tax) and an estimated $125 million of transaction costs. A transition bond charge will be collected from all customers via a single per kWh "wires charge" to be subject to adjustment at least annually. For an update, see Securitization Filing below.

     o The BPU determined that the taxes related to securitization, which reflect the grossed up revenue requirements associated with the $2.4 billion in net of tax stranded costs being securitized, are recoverable stranded costs. The BPU determined that such taxes should not be collected through the transition bond charge; rather, such taxes will be collected via a separate MTC. The duration of this separate MTC shall be identical to the duration of the transition bond charge.

     o The BPU clarified the language concerning the use of the net proceeds of securitization to indicate that the refinancing or retirement of debt and/or equity shall be done in a manner that will not substantially alter PSE&G's overall capital structure.

     Sale of Generation-Related Assets

     o The BPU directed the sale by PSE&G of its generation-related assets to a separate unregulated subsidiary of PSEG at a price of $2.443 billion. Such separate company will become an exempt wholesale generator (EWG) under the Public Utility Holding Company Act (PUHCA) upon receipt of Federal Energy Regulatory Commission (FERC) approval. Any gains resulting from any sale of the generation-related assets to a third party which occurs within five years from August 1, 1999 will be shared equally between ratepayers and shareholders. For further discussion, see Generation-Related Asset Sale to PSEG Power below.

     Basic Generation Service

     o PSE&G is obligated to provide basic generation service (BGS) to customers who do not choose another electric supplier. PSE&G will contract with PSEG Power LLC (PSEG Power) to provide the energy and capacity required to meet its BGS and Off-Tariff Rate Agreements
          (OTRA) obligations for the first three years of retail choice (see Generation-Related Asset Sale to PSEG Power below). PSEG will be prohibited from promoting such service as a competitive alternative to other electricity suppliers and marketers. BGS will be competitively bid for the fourth year and annually thereafter. Any payments to PSE&G resulting from BGS being bid out for year 4 of the transition period is required to be credited to the deferred societal benefit costs balance for purposes of establishing the societal benefit clause (SBC) rate in year 5, and may not be retained by PSE&G or otherwise utilized to recover unsecuritized generation-related stranded costs.

     Societal Benefit Clause and Non-utility Generation Market Transition Clause

     o Societal benefit costs and stranded costs associated with NUG contracts will be collected through separate charges. Both charges will remain constant through the four-year transition period and PSE&G will use deferred accounting, including interest on any over/underrecoveries. The charges will be reset annually thereafter. The charge for the stranded NTC will be initially set at the 1999 level of $183 million annually and will also use deferred accounting on any over/underrecoveries. Any NUG contract buyouts will also be charged to the NTC and will be subject to deferral accounting. The SBC will include costs related to: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs (see Other Regulatory Issues); 4) manufactured gas plant remediation; and 5) consumer education.

     Electric Distribution Depreciation

     o PSE&G was directed by the BPU to record a regulatory liability by reducing its depreciation reserve for its electric distribution assets by $568.7 million. This regulatory liability will be amortized over the period from January 1, 2000 to July 31, 2003 (see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation).

     Securitization Filing
     ---------------------

     On June 8, 1999, PSE&G filed a petition with the BPU relating to the proposed securitization transaction. PSE&G petitioned the BPU for an irrevocable Finance Order to authorize, among other things, the imposition of an irrevocable non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity in payment therefor; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

     Subject to the receipt of the Finance Order and required State and Federal approvals and market conditions then prevailing, PSE&G currently anticipates that such securitization will occur in the Fall of 1999, as to which no assurances can be given. This proceeding is currently in the discovery phase.
Under New Jersey law, a 45-day period is available for a party to the proceedings and ratepayers to appeal the Finance Order once it is issued. PSEG and PSE&G cannot predict whether any appeals will be filed with respect to the Finance Order by any of the parties entitled to do so.

     In anticipation of the Finance Order and required State and Federal approvals, PSE&G created PSE&G Transition Funding LLC, a wholly owned subsidiary of PSE&G, to issue such transition bonds. PSE&G Transition Funding LLC submitted an initial filing for registration of its transition bonds with the Securities and Exchange Commission on July 23, 1999.

     Generic Issues
     --------------

     Additionally, the BPU is expected to issue a series of orders that will decide generic issues related to the deregulation of the electric and gas industry in New Jersey. Proposed standards were issued by the BPU for comment on March 31, 1999. These include affiliate relationships (including fair competition and affiliate transactions), environmental issues, anti-slamming and accounting and reporting standards. Hearings on the proposed affiliate relationships standards were held during April 1999 and an order is expected in the third quarter of 1999.

     On July 26, 1999, the BPU approved Interim Environmental Information Disclosure Standards which require electric power suppliers or basic generation service providers serving retail customers to disclose to such customers, including residential, commercial and industrial customers, a uniform, common set of information about the environmental characteristics of the energy purchased by the customer. The standards prescribe a label format which must be used to disclose the environmental information and must be distributed as part of the customer's billing materials or in other mailings, as determined by the BPU, and on customer contracts and marketing materials. The environmental information to be disclosed includes, but is not limited to, fuel mix, air emissions and the electric power supplier's support of energy efficiency.

     On June 21, 1999, the BPU approved Interim Government Energy Aggregation Program Standards to apply to all government aggregators and third party suppliers. These rules provide bidding specifications, guidelines for cooperative purchasing of electric generation service and/ or gas supply service and required contract provisions for government energy aggregation programs.

     On May 12, 1999, the BPU approved Interim Anti-Slamming Standards. These rules include specific methods to verify all requests to switch providers. Under the interim rules, written confirmation will be the only acceptable method for electric and gas customers to switch suppliers, although other methods could be added later. The Energy Competition Act set fines of up to $10,000 per slamming incident. In addition, power marketers must clearly identify themselves and their rates in all solicitations. Electricity suppliers also must include only those discounts they provide, not those mandated by the State.

     Also on May 12, 1999, the BPU approved Interim Retail Choice Consumer Protection Standards. These standards include advertising standards, marketing standards and credit and contract requirements including the requirement to obtain a customer's written signature on a contract before a third party supplier would be allowed to provide electric generation service or gas supply service to a retail customer. The standards require that customer bills contain sufficient information to allow customers to determine the components of their bills. Also, customer information shall not be disclosed, sold or transferred to a third party without the affirmative written consent of the customer and complaint rules are delineated. The standards also contain rules regarding when termination for non-payment can be made.

     Also on May 12, 1999, the BPU approved Interim Licensing and Registration Standards. Electric power suppliers and gas suppliers must apply for and obtain a license from the BPU pursuant to these standards following the procedures therein. Energy agents and private aggregators must also register with the BPU under such standards. These standards establish guidelines for obtaining the license which allows contracting, offering to contract, enrolling, providing generation service or gas supply service or arranging for a contract for the provision of those services. Rules for maintaining and renewing a license are also contained in these standards.

     Retail Choice
     -------------

     With the opening of retail choice in New Jersey, and to comply with legislative requirements, customer billing will be changing throughout 1999. These changes began on August 1, 1999 with the introduction of a 5% rate reduction and a "Price to Compare" (Shopping Credit) message on all customer bills using the current bill format. PSE&G will introduce a new customer bill format on October 1, 1999 that will present the customer with unbundled electric components, the 5% rate reduction and the Price to Compare. Once securitization proceeds are obtained, securitization charges will also be included on customer bills.

     PSE&G will provide a single bill option in November that will include third party supplier charges. Customer payments will be applied as directed by the BPU and distributed to third party suppliers as appropriate.

     Gas Unbundling
     --------------

     The Energy Competition Act requires that all residential customers have the ability to choose a competitive gas supplier by December 31, 1999. As a result, on March 17, 1999, the BPU issued its Order requiring each natural gas utility to submit a rate unbundling filing.

     The BPU established a gas rate unbundling filing deadline of April 30, 1999, to include the following:

     o    A proposed basic supply rate(s) applicable to each customer class.

     o A proposed unbundled billing credit(s) applicable to customers who receive billing services from a third party.

     o A separate SBC to recover all Remediation Adjustment Clause (RAC) expenses, DSM program expenses and other expenses reasonably incurred and currently in rates recoverable via the SBC.

     o    A proposed regulatory asset charge, if applicable.

     o    A proposed transportation rate.

     On April 30, 1999, PSE&G submitted its gas unbundling compliance filing with the BPU as required by the BPU's March 17, 1999 Order. As required, this filing completes the unbundling of PSE&G's gas rates. Unbundled rates were developed for PSE&G's remaining bundled gas Rate Schedules: RSG (Residential Service Gas), SLG (Street Lighting Gas Service), CFG (Cogeneration Firm Gas Service) and UVNG (Uncompressed Vehicular Natural Gas Service). These bundled rates will cease to exist when the new applicable unbundled FT (Firm Transportation) and CS (Firm Commodity Service) rates are approved. Hearings are expected in September 1999 with the BPU expected to render a decision by the end of November 1999. The discovery process has been completed and intervenor testimony has been filed. PSE&G cannot predict the outcome of this proceeding.

     The Energy Competition Act also mandated similar rules for the gas industry as those for the electric industry addressing affiliate relations, consumer protections, among others. The standards adopted by the BPU for generic issues also apply to the competitive gas industry (see Generic Issues).

     Generation-Related Asset Sale to PSEG Power
     -------------------------------------------

     In anticipation of the Final Order directing the sale of generation-related assets, in June 1999, PSEG organized PSEG Power and its subsidiaries, which will purchase PSE&G's electric generation-related assets. PSEG Power will manage such assets through its wholly owned subsidiaries, PSEG Fossil LLC (PSEG Fossil), PSEG Nuclear LLC (PSEG Nuclear) and PSEG Energy Resources and Trade LLC (PSEG ER&T). It is currently anticipated that such transaction will occur during the fourth quarter of 1999.

     Certain regulatory approvals are required prior to the sale of the generation-related assets to PSEG Power. PSEG Power must obtain final approval from the BPU, the Nuclear Regulatory Commission (NRC) (to transfer PSE&G's nuclear licenses) and the FERC (to be recognized as an EWG). PSEG and PSE&G will also have to resolve a number of other issues related to taxes, environmental restrictions and financing.

     Requests for transfer of the NRC licenses from PSE&G to PSEG Nuclear were filed with the NRC on June 4, 1999 for the Salem Generating Station, Units 1 and 2 (Salem 1 and 2) and for the Hope Creek Generating Station (Hope Creek). Requests for transfer of the NRC licenses from PSE&G to PSEG Nuclear were filed with the NRC on July 1, 1999 for PSE&G's ownership in the Peach Bottom Atomic Power Station, Units 2 and 3 (Peach Bottom 2 and 3). PSE&G's target approval date is October 1, 1999, as to which no assurances can be given.

     Additionally, filings were made to the FERC in June 1999 to transfer FERC jurisdictional assets to PSEG Fossil and PSEG Nuclear; to approve rates for the services of PSEG Fossil, PSEG Nuclear and PSEG ER&T; to approve the transfer of contracts to PSEG ER&T from PSE&G and to approve the interconnection agreements between PSEG Fossil and PSE&G and between PSEG Nuclear and PSE&G. PSE&G's target approval date is October 1, 1999, as to which no assurances can be given. Once the Final Order is received, PSE&G plans to apply to the FERC for EWG status for PSEG Nuclear and PSEG Fossil.

     As noted previously and as directed by the Summary Order, PSE&G will sell its generation property, plant and equipment for $2.443 billion plus the net book value of other generation-related assets and liabilities transferred at the time of purchase, currently estimated to be between $200 million and $400 million, and will transfer all rights and obligations associated with those assets and liabilities. PSE&G will record contributed capital for the difference between the net book value of the generation property, plant and equipment and the $2.443 billion of sale proceeds. In addition to those assets identifiable on the consolidated balance sheets, PSE&G had $79 million of Materials and Supplies, $53 million of Environmental Costs, $419 million of Deferred Taxes and Investment Tax Credits and certain other liabilities related to its generation business at June 30, 1999. All of these generation-related assets reflect the impairment recorded in the second quarter of 1999 (see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation).

Other Regulatory Issues

     Energy Efficiency and Renewable Energy (Formerly DSM)
     -----------------------------------------------------

     The BPU adopted rules in 1991 to encourage utilities to offer DSM-related load management and conservation services. These rules were re-adopted in 1996 and are designed to treat DSM on equal regulatory footing with supply side or energy production investments. The Energy Competition Act requires the continuation of these energy efficiency programs and the initiation of renewable energy programs. The costs for energy efficiency and renewable energy programs are to be recovered through a societal benefits charge on all electric and gas customers' bills, initially set at the level in rates for DSM cost recovery in place on February 9, 1999, which was approximately $190 million, annually. Within the subsequent twelve months, the BPU is required to complete a statewide comprehensive resource analysis of energy efficiency and renewable energy programs and determine the appropriate level of funding for each utility based on such analysis. On June 9, 1999, the BPU formally initiated these proceedings.

     In April 1998, the BPU approved $180.5 million per year of DSM cost recovery for PSE&G's electric DSM programs via an increase of $150.8 million in the demand side adjustment factor (DSAF) component of the LEAC. The Division of the Ratepayer Advocate (Ratepayer Advocate) appealed the BPU's order, seeking to overturn the BPU's decision. On July 2, 1999, the Appellate Division of the Superior Court of New Jersey filed an opinion affirming the BPU's DSAF decision and thus, rejecting the Ratepayer Advocate's DSAF appeal. PSE&G cannot predict whether the Ratepayer Advocate will pursue a further appeal. If such an appeal were successful, there could be a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

     Non-utility Generation Buydown
     ------------------------------

     Under Federal and State regulations, utilities were required to enter into long-term power purchase agreements with NUGs at prices which have subsequently proven to be above market. PSE&G is seeking to restructure certain of its BPU approved contracts with NUGs, which are estimated to be $1.6 billion above assumed future market prices. In July 1999, PSE&G and American Ref-Fuel Company announced an agreement to amend a NUG contract originally signed in 1985 for the Essex County Resource Recovery Facility, a waste incinerator located in Newark, New Jersey. Under the terms of the agreement, PSE&G ratepayers will receive a cost reduction of up to $100 million over the remaining 20 years of the contract. The agreement has been filed with the BPU and is pending BPU approval of its terms. If the BPU does not grant approval by September 30, 1999, either party has the option to withdraw it. If approved by the BPU, the costs to terminate this contract will be recovered through the NTC.

Note 3.  Extraordinary Charge and Other Accounting Impacts of Deregulation

     As a result of the BPU's issuance of the Summary Order in April 1999, PSE&G determined that SFAS 71 was no longer applicable to the electric generation portion of its business, in accordance with EITF 97-4. Accordingly, in the second quarter, PSE&G recorded an extraordinary charge to earnings of $790 million (after tax). PSE&G accounted for this charge consistent with the requirements of SFAS 101. This charge was based on an assumption that the Final Order would not be materially different from the Summary Order. If the Final Order were to be materially different from the Summary Order, the extraordinary charge could change.

     The extraordinary charge consisted primarily of the write down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121. PSE&G performed a discounted cash flow analysis on a unit-by-unit basis to determine the amount of the impairment. The estimated net cash flows for each unit included estimated future revenues. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pretax) or approximately $3.09 billion (after-tax). This amount was offset by the creation of a regulatory asset related to the future receipt of securitization proceeds, as provided for in the Summary Order. The amount of the regulatory asset is approximately $4.058 billion, pretax, or $2.4 billion after-tax.

     In addition to the impairment of PSE&G's electric generating stations, the extraordinary charge related to the discontinuation of SFAS 71 and consisted of various accounting adjustments to reflect the absence of cost of service regulation in the electric generation portion of the business in the future. The adjustments primarily related to materials and supplies, general plant items and liabilities for certain contractual and environmental obligations.

     Other accounting impacts of the discontinuation of SFAS 71 included reclassifying the Accrued Nuclear Decommissioning Reserve and the Accrued Cost of Removal for generation-related assets from Accumulated Depreciation to Long-Term Liabilities. PSE&G also reclassified a $568.7 million excess depreciation reserve related to PSE&G's electric distribution assets from Accumulated Depreciation to a Regulatory Liability, pursuant to the Summary Order. Such amount will be amortized in accordance with the terms of the Summary Order over the period from January 1, 2000 to July 31, 2003.

Note 4. Regulatory Assets and Liabilities

     Regulatory assets and liabilities are recorded in accordance with the provisions of SFAS 71. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues as determined by regulators. As a result, a regulated utility may defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. Accordingly, PSE&G has deferred certain costs, which are being amortized over various periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability has been charged or credited to income.

     Starting in the second quarter of 1999, PSE&G no longer met the requirements for the application of SFAS 71 to the electric generation portion of its business. In accordance with SFAS 101 and EITF 97-4, regulatory assets and liabilities related to the generation portion of PSE&G's business were written off, except to the extent the Summary Order provided for future recovery through regulated operations. Additionally, certain new regulatory assets and regulatory liabilities were recorded, in compliance with the Summary Order. The items listed below were impacted by the Energy Master Plan Proceedings. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     SFAS 109 Income Taxes: This amount represents the regulatory asset related to the implementation of SFAS 109, "Accounting for Income Taxes" (SFAS 109). Due to the discontinuation of SFAS 71 for the electric generation portion of PSE&G's business, the deferred taxes related to these assets have been reduced and included as an offset to the Extraordinary Item. At June 30, 1999, SFAS 109 Income Taxes were $296 million as compared to the balance at March 31, 1999 of $690 million. For additional information on the discontinuation of SFAS 71 and the Extraordinary Item, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     Regulatory Asset - Stranded Costs: In anticipation of securitization, PSE&G has recorded this regulatory asset to reflect the future revenues which will be collected via the securitization transition charge which is expected to be authorized by the BPU's Finance Order. At June 30, 1999, Deferred Stranded Costs were $4.058 billion. See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     Regulatory Liability - Excess Depreciation Reserve: In connection with the Energy Master Plan, the BPU has required PSE&G to reduce its depreciation reserve for its electric distribution assets by $568.7 million and to amortize such reserve over the period from January 1, 2000 to July 31, 2003. In 2000 and 2001, $125 million will be amortized each year. In 2002 and 2003, $135 million and $183.7 million will be amortized, respectively.

     Regulatory Liability - Overrecovered Electric Energy Costs: As provided by the BPU in its Summary Order, PSE&G continued to follow deferred accounting treatment for the LEAC through July 31, 1999. At June 30, 1999, Overrecovered Electric Energy Costs were $79 million. Per the Summary Order, the overrecovered balance as of July 31, 1999 will be applied as a credit to the starting deferred balance of the NTC.

Note 5.  Commitments and Contingent Liabilities

Nuclear Operating Performance Standard (OPS)

     PECO Energy Company (PECO Energy), Delmarva Power & Light Company (DP&L) and PSE&G, three of the co-owners of Salem 1 and 2 and Peach Bottom 2 and 3, have agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding Atlantic City Electric Company (ACE)) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. Any such payment is limited to a maximum of $25 million per year. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

Year 2000 Readiness Disclosure

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. Management estimates the total cost related to Year 2000 readiness will approximate $83 million, to be incurred through 2001, of which $8 million was incurred in 1997, $27 million was incurred in 1998 and approximately $36 million is expected to be incurred in 1999. During the six months ended June 30, 1999, $12 million was incurred. A portion of these costs is not likely to be incremental to PSEG or PSE&G, but rather, represents a redeployment of existing personnel/resources.

     PSE&G and PSEG Energy Holdings Inc. (Energy Holdings), which are wholly owned subsidiaries of PSEG, are continuing their installation of computer software programs (SAP) from SAP America, Inc. to replace certain major business systems. SAP America, Inc. has represented that SAP is Year 2000 compliant, and thus, installation of SAP will eliminate the need to modify those business systems for Year 2000 compliance. The phased implementation of SAP to replace those systems is scheduled to be completed before January 1, 2000. The cost of implementing SAP is not included in the above cost estimates since SAP implementation has not been accelerated for Year 2000 purposes. For its newly acquired companies, PSEG Energy Technologies Inc. (Energy Technologies), a wholly owned subsidiary of Energy Holdings, is replacing the infrastructure systems and applications with Energy Technologies' standard infrastructure systems and applications, which are Year 2000 compliant.

     If PSEG, PSE&G, their domestic and international subsidiaries, their project affiliates, other members of the PJM Interconnection, LLC (PJM), PJM trading partners supplying power through PJM, PSEG's or PSE&G's critical vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

Combustion Turbines

    PSEG has entered into contracts to purchase combustion turbines. PSEG's commitment under these contracts is approximately $392 million to be expended through December 2001. Through July 31, 1999, payments of approximately $56 million were made under these contracts.

Construction and Fuel Supplies - PSE&G

     PSE&G has substantial commitments as part of its ongoing construction program. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, scheduled retirement dates of existing facilities, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas rate changes and the ability of PSE&G to raise necessary capital.

    In concert with separating the electric generation portion of the business from PSE&G's regulated transmission and distribution businesses and with reviewing PSE&G's strategic initiatives, PSEG is in the process of assessing the construction requirements of its businesses. This will include a breakdown of anticipated construction expenditures between the generation-related and the transmission and distribution businesses. For discussion of the Energy Master Plan Proceedings and their impacts, see Note 2. Regulatory Issues.

Construction and Investment Expenditures - Energy Holdings

    Through June 30, 1999, Energy Holdings' subsidiaries made investments totaling approximately $640 million. This included the acquisition in June by PSEG Global Inc. (Global) of an interest in a Chilean distribution company serving customers in Chile and Peru. Global invested $268 million including fees and closing costs, and financed an additional $160 million with project debt consolidated on Energy Holdings' balance sheet that is non-recourse to Global, Energy Holdings and PSEG. Projected investment expenditures for the second half of 1999 are approximately $400 million, comprised of investments in generation and distribution facilities and leveraged lease transactions. Energy Holdings has approximately $35 million of debt maturing in November 1999, all of which is expected to be refinanced through existing credit facilities.


Sale of Generation Plant in Newark, New Jersey

     In July 1999, Global entered into an agreement for the sale of its 50% partnership interest in a 137 megawatt (MW) gas-fired combined-cycle co-generation facility in Newark, New Jersey. Global expects to close this transaction in the third quarter of 1999 and recognize an after-tax gain of approximately $40 million.

Site Restorations and Other Environmental Costs

    It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. PSEG and PSE&G accrue environmental liabilities when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Depending on the site, provisions for estimated losses from environmental remediation are based primarily on internal and third party environmental studies, estimates as to the number and participation level of any other Potentially Responsible Parties
(PRP), the extent of the contamination and the nature of required remedial and restoration actions.

    Certain environmental costs are currently recoverable through the RAC and are expected to be recoverable in accordance with the Summary Order, through the SBC. Other environmental costs may be recoverable through future recovery mechanisms, including the SBC; however, no assurances can be given. To the extent these costs are material and not recoverable, they could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

Hazardous Waste

    Certain Federal and state laws authorize the U.S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection (NJDEP), among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSEG's and PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the investigation and remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Based on current information, except as discussed below with respect to its manufactured gas plant Remediation Program, PSEG and PSE&G do not expect its expenditures for any such site, individually or all such current sites in the aggregate, to have a material effect on financial condition, results of operations or net cash flows.

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

PSE&G Manufactured Gas Plant Remediation Program

    In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns existing at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental concerns at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material to PSEG's and PSE&G's financial condition, results of operations or net cash flows. The Energy Competition Act provides for the continuation of RAC programs. The Summary Order provides for the recovery of costs for this remediation effort through the SBC.

Air Pollution Control

     In June 1998, NJDEP adopted regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing nitrogen oxide (NOx) emissions from utilities and large industrial boilers. The extent of investment in control technologies, operational changes and purchases of allowances required to comply with these regulations will be directly related to the number of allowances PSE&G receives. PSE&G received a preliminary allocation of allowances in March 1999, which are sufficient for the Summer of 1999. The final allocation will be determined in accordance with the NJDEP regulations in November 1999, which is subsequent to the May 1 through September 30, 1999 period governed by the regulations. It is currently anticipated that the NOx allowances will be transferred to PSEG Power.

     PSE&G has attempted to minimize the uncertainty associated with the timing of the final allocation by purchasing allowances, upgrading control technologies and estimating the expected allocation with as much precision as is practicable using available data. According to PSE&G's present analysis, the potential costs for purchasing additional NOx budget allowances should not exceed a total of $10 million through December 31, 2002. Expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could preclude the necessity of capital improvements.

Passaic River Site

     The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the facility. The EPA anticipates identifying other PRPs. One PRP (Cooperating Party) entered into a consent decree with the EPA in 1994 obligating it to conduct a remedial investigation and feasibility study of available and applicable corrective actions for the site. Future costs for prospective remedial actions may be material to PSE&G.

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

Subsurface Contamination

     Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. The law that led to the identification is the Industrial Site Recovery Act (ISRA) that applies to the sale of certain assets. Although the sale of generation-related assets to PSEG Power will trigger an ISRA review, PSEG and PSE&G will make an application for an exemption on the basis that the sale is being made as part of a corporate reorganization. In the second quarter of 1999, PSEG recorded a $31 million, after tax, liability related to these obligations (see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation).

Note 6.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Fair Value of Financial Instruments

     The estimated fair value was determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at June 30, 1999 and December 31, 1998, respectively. Note that certain future events in connection with securitization and the sale by PSE&G of generation-related assets to PSEG Power will trigger certain redemption features of certain PSE&G mortgage bonds.

                                                                  June 30,  1999              December 31, 1998
                                                            -------------------------   ----------------------------
                                                              Carrying        Fair         Carrying         Fair
                                                               Amount         Value         Amount          Value
                                                            ------------  -----------   -------------   ------------
                                                                            (Millions of Dollars)
Long-Term Debt (A):
     PSEG..................................................      $575         $575            $275           $275
     Energy Holdings.......................................       987          981             762            769
     PSE&G.................................................     4,128        4,174           4,145          4,389
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.................        75           74              75             77
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       210          213             210            213
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       303          306             303            315
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures.....................       525          484             525            518

(A) Includes current maturities. Includes interest rate swaps of $33 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended June 30, 1999 and interest rate swaps of $44 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended December 31, 1998.

Commodity-Related Instruments--PSE&G

     At June 30, 1999 and December 31, 1998, PSE&G held or issued commodity and financial instruments that reduce exposure to market fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At June 30, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 8.9 million megawatt-hours (MWH) of electricity and 49.2 million MMBTU (million British thermal units) of natural gas. At December 31, 1998, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 1.6 million MWH of electricity and 65.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     As discussed in Note 1. Basis of Presentation/Summary of Significant Accounting Policies, PSE&G implemented EITF 98-10 effective January 1, 1999. As a result, PSE&G's energy trading contracts were marked to market and gains and losses from such contracts were included in earnings. Previously, such gains and losses were recorded upon settlement of the contracts. PSE&G recorded $6 million and $13 million of gains in the quarters ended June 30, 1999 and 1998, respectively. PSE&G recorded $17 million and $18 million of gains in the six months ended June 30, 1999 and 1998, respectively.

Commodity-Related Instruments--Energy Holdings

     Energy Technologies' policy is to enter into natural gas and electricity futures contracts and forward purchases to lock in prices related to future fixed sales commitments. Whenever possible, Energy Technologies attempts to be 100% covered on its electric and gas sales positions during periods of peak volatility. During the six months ended June 30, 1999 and 1998, Energy Technologies entered into futures contracts to buy natural gas and electricity related to fixed-price sales commitments. Energy Technologies had 99% and 90% of its fixed price natural gas sales commitments hedged and 97% and 63% of its fixed price electric commodity sales commitments hedged at June 30, 1999 and December 31, 1998, respectively. As of June 30, 1999 and December 31, 1998, Energy Technologies had a net unrealized hedge gain of approximately $2 million and net unrealized hedge loss of $5 million, respectively, for its electric and gas hedges.

Equity Securities--Energy Holdings

     PSEG Resources Inc. (Resources) directly and indirectly has investments in equity securities. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at June 30, 1999 and December 31, 1998 were $166 million and $204 million, respectively. A sensitivity analysis has been prepared to estimate Energy Holdings' exposure to market volatility of these investments. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $15 million at June 30, 1999 and $17 million at December 31, 1998.

Foreign Currencies--Energy Holdings

     In accordance with their growth strategies, Global and Resources have made approximately $1.2 billion and $0.8 billion, respectively, of international investments. As of June 30, 1999, these investments represented 11% of PSEG's consolidated assets and contributed 8% of consolidated revenues for the six months ended June 30, 1999. Resources' international investments are primarily leveraged leases of assets located in Australia, the Netherlands and the United Kingdom with associated revenues denominated in U.S. dollars and, therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China and Peru. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate vis-a-vis the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholders' equity. Net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity by $170 million, $166 million of which was caused by the devaluation of the Brazilian Real, as of June 30, 1999.

     In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of June 30, 1999, the Real had devalued approximately 33% against the U.S. dollar since December 31, 1998, affecting the carrying value of Global's investment in a Brazilian distribution company. PSEG cannot predict to what extent, if any, further devaluation of the Brazilian Real or other currencies may occur, and, therefore, cannot predict the impact of potential devaluation of currencies on its financial condition, results of operations or net cash flows. For additional information, see Note 8. Financial Information by Business Segments.

     Higher comparative rates of inflation in foreign economies also means that borrowing costs in local currency will be higher than in the United States. When warranted, Global has financed certain foreign investments with U.S. dollar denominated debt. While less costly to service in terms of U.S. dollars, such debt is exposed to currency risk because a devaluation would cause repayment to be more expensive in local currency terms since more units of local currency would be required to repay the debt. Dollar denominated debt was incurred by Global in Argentina, Chile and Peru to finance the acquisition of interests in rate regulated distribution entities. These entities may be able to recover higher costs incurred as a result of a devaluation specifically through the terms of the concession agreement or as a pass through of higher inflation costs in rates over time, although no assurances can be given that this will occur. In evaluating its investment decisions, Global considers the social, economic, political and currency risks associated with each potential project, and if warranted, assumes a certain level of currency devaluation when making its investment decisions. In Argentina, the currency is pegged 1:1 with the U.S. dollar and a legislative act is required to de-couple the currency from the dollar. Management cannot predict whether devaluation in local economies will occur or determine the ultimate impact of such devaluation on PSEG's financial condition, results of operations or net cash flows.

     Global had consolidated project debt totaling $102 million as of June 30, 1999 associated with Global's investment in the Brazilian distribution company noted above that is non-recourse to Global, Energy Holdings and PSEG. The debt is denominated in the Brazilian Real and is indexed to a basket of currencies, approximately 50% of which is the U.S. dollar. As a result, Global is subject to foreign currency exchange rate risk which would result from exchange rate movements between the indexed foreign currencies and the U.S. dollar. Exchange rate changes ultimately impact the debt level outstanding in the reporting currency and result in foreign currency gains or losses in accordance with generally accepted accounting principles. Any related gains or losses resulting from such exchange rate movements are included in net income for the period and amounted to a gain of $2 million and a loss of $0.1 million in the quarters ended June 30, 1999 and 1998 and gains of $6 million and $3 million in the six months ended June 30, 1999 and 1998, respectively.

     Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, U.S. dollars or a currency freely convertible into U.S. dollars, its ability to do so in all cases may be limited. As Energy Holdings continues to invest internationally, the financial statements of PSEG will be increasingly affected by changes in the global economy.

Interest Rates--PSE&G

     PSE&G is subject to the risk of fluctuating interest rates in the normal course of business. PSE&G's policy is to manage interest rate risk through the use of fixed and, to a lesser extent, floating rate debt. Additionally, PSE&G may also use interest rate swap instruments to hedge interest rate risk, when appropriate. As of June 30, 1999, a hypothetical 10% change in market interest rates would result in a $10 million change in interest costs related to short-term and floating rate debt.

Interest Rates--Energy Holdings

     Energy Holdings is subject to the risk of fluctuating interest rates in the normal course of business. Energy Holdings' policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 1999, a hypothetical 10% change in market interest rates would result in a $2 million change in interest costs related to short-term and floating rate debt.

     Global has $67 million of project debt that is non-recourse to Global and Energy Holdings associated with investments in Argentina that was refinanced in June 1999 for a term of one year. An interest rate swap was entered into which effectively converts 50% of the floating rate obligation into a fixed rate obligation. The interest rate differential to be received or paid under the agreement is recorded over the life of the agreement as an adjustment to interest expense. The pricing on the loan is indexed to LIBOR.

Nuclear Decommissioning Trust Funds

     Contributions made to the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying values of these funds of $562 million and $524 million approximates their fair market values as of June 30, 1999 and December 31, 1998, respectively.

Note 7.  Income Taxes

     PSEG's effective income tax rate is as follows:


                                                                    Quarter Ended                Six Months Ended
                                                                      June 30,                      June 30,
                                                               ------------------------    --------------------------
                                                                 1999 (A)        1998        1999 (A)          1998
                                                               -----------    ---------    -----------     ----------

Federal tax provision at statutory rate...................         35.0%        35.0%          35.0%          35.0%
New Jersey Corporate Business Tax, net of Federal benefit.          5.9%         5.9%           5.9%           5.9%
Other-- net...............................................         (0.9)%        1.3%           0.7%           0.7%
                                                               -----------    ---------    -----------     ----------
     Effective Income Tax Rate............................         40.0%        42.2%          41.6%          41.6%
                                                               ===========    =========    ===========     ==========

(A) Excludes the impact of the extraordinary charge recorded in the second quarter of 1999. The effective income tax rate applicable to the extraordinary charge was 30.4%. This rate is below the statutory rate of 40.85% primarily due to income taxes that were flowed through to ratepayers in prior periods under regulated accounting methods partially offset by the investment tax credit being credited to the benefit of PSEG's stockholders pursuant to the proposed stipulation filed with the BPU by PSE&G and seven other parties on March 17, 1999 (Stipulation) and the Summary Order.


Note 8.  Financial Information by Business Segments

     The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment and the types of products and services offered. Effective with the unbundling of PSE&G's rates on August 1, 1999 and the deregulation of the electric generation portion of PSE&G's business, the basis of segment reporting will change beginning with the third quarter of 1999. The generation portion of PSE&G's business, including energy trading, will then be a separate reportable segment.

     Information related to the segments of PSEG's business is detailed below:



                                                                                        Other        Consolidated
                                                 Electric      Gas      Resources     Activities        Total
                                                                                         (A)
                                                 ----------- ---------- ------------ -------------- ----------------
                                                                       (Millions of Dollars)
For the Quarter Ended June 30, 1999:
     Total Operating Revenues.............         $1,020       $277          $51             $88          $1,436
     Segment Income before Extraordinary Item.        161         (4)          23               1             181
     Segment Net Income (Loss)............           (629)        (4)          23               1            (609)
                                                 =========== ========== ============ ============== ================

For the Quarter Ended June 30, 1998:
     Total Operating Revenues.............           $980       $272          $43             $73          $1,368
     Segment Net Income (Loss)............            123        (12)          18              (7)            122
                                                 =========== ========== ============ ============== ================



                                                                                        Other        Consolidated
                                                 Electric      Gas      Resources     Activities        Total
                                                                                         (A)
                                                 ----------- ---------- ------------ -------------- ----------------
                                                                       (Millions of Dollars)
For the Six Months Ended June 30, 1999:
     Total Operating Revenues.............         $1,986       $977          $97            $171          $3,231
     Segment Income before Extraordinary Item.        259         70           42             (2)             369
     Segment Net Income (Loss)............           (531)        70           42             (2)            (421)
                                                 =========== ========== ============ ============== ================

For the Six Months Ended June 30, 1998:
     Total Operating Revenues.............         $1,882       $884         $113            $148          $3,027
     Segment Net Income (Loss)............            235         34           54             (10)            313
                                                 =========== ========== ============ ============== ================

As of June 30, 1999:
     Total Assets.........................        $12,202     $2,436       $1,948          $1,881         $18,467
                                                 =========== ========== ============ ============== ================

As of December 31, 1998:
        Total Assets......................        $12,200     $2,469       $1,809         $1,519          $17,997
                                                 =========== ========== ============ ============== ================

(A)  Other   Activities   include   amounts   applicable  to  PSEG,  the  parent
     corporation, and Energy Holdings, excluding Resources.

     Geographic information for PSEG is disclosed below. PSE&G does not have foreign investments or operations.



                                                     Revenues (1)                              Identifiable Assets
                                   ---------------------------------------------------    -------------------------------
                                       Quarter Ended             Six Months Ended
                                         June 30,                    June 30,             June 30,         December 31,
                                     1999          1998           1999         1998          1999              1998
                                   ---------     ---------     ----------    ---------    -----------     ---------------
United States.................      $1,397        $1,348         $3,165       $2,983        $16,409             $16,395
Foreign Countries (2).........          39            20             66           44          2,058               1,602
                                   ---------     ---------     ----------    ---------    -----------     ---------------
     Total....................      $1,436        $1,368         $3,231       $3,027        $18,467             $17,997
                                   =========     =========     ==========    =========    ===========     ===============

Identifiable investments in foreign countries include amounts from:

      Argentina               $306               $304
      Brazil (3)               342                480
      Chile and Peru           429                 --
      Netherlands              524                400

     (1) Revenues are attributed to countries based on the locations of the investments.

     (2) Total assets are net of foreign currency translation adjustment of $(189) million (pretax) as of June 30, 1999 and $(48) million (pretax) as of December 31, 1998.

     (3) Amount is net of foreign currency translation adjustment of $(184) million (pretax) as of June 30, 1999 and $(43) million (pretax) as of December 31, 1998.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


Note 9.  Accounting Matters

     In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. Consequently, SFAS 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133.

     SFAS 133, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a hedge will be immediately recognized in earnings. PSEG and PSE&G are currently evaluating the impact of SFAS 133 and developing an implementation plan.

Note 10.  Comprehensive Income (Loss)

Comprehensive Income (Loss), Net of Tax:


                                                                 Quarter Ended                    Six Months Ended
                                                                   June 30,                           June 30,
                                                         ------------------------------        -----------------------
                                                            1999              1998               1999         1998
                                                         -----------       ------------        ---------    ----------
                                                                            (Millions of Dollars)
Net income (loss)...................................         $(609)              $122           $(421)          $313
Foreign currency translation, net of tax (A) .......            (2)                (6)           (127)           (12)
                                                         -----------       ------------        ---------    ----------
Comprehensive income (loss).........................         $(611)              $116           $(548)          $301
                                                         ===========       ============        =========    ==========

(A) Net of tax of $(0.2) million and $(1) million for the quarters ended June 30, 1999 and 1998, respectively, and $(14) million and $(2) million for the six months ended June 30, 1999 and 1998, respectively.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Notes to Consolidated Financial Statements of PSEG are incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

      Note 1. Basis of Presentation/Summary of Significant Accounting Policies
      Note 2. Regulatory Issues
      Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation
      Note 4. Regulatory Assets and Liabilities
      Note 5. Commitments and Contingent Liabilities
      Note 6. Financial Instruments and Risk Management
      Note 8. Financial Information by Business Segments
      Note 9. Accounting Matters

Note 7.  Income Taxes

     PSE&G's effective income tax rate is as follows:

                                                                   Quarter Ended              Six Months Ended
                                                                      June 30,                    June 30,
                                                               ------------------------    -------------------------
                                                                 1999 (A)        1998        1999 (A)         1998
                                                               -----------    ---------    -----------     ---------
Federal tax provision at statutory rate..................          35.0%        35.0%          35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit           5.9%         5.9%           5.9%          5.9%
Other-- net..............................................          (0.1)%        1.7%           1.5%          1.8%
                                                               -----------   ---------    -----------     ---------
     Effective Income Tax Rate............................         40.8%        42.6%          42.4%         42.7%
                                                               ===========    =========    ===========     =========

(A) Excludes the impact of the extraordinary charge recorded in the second quarter of 1999. The effective income tax rate applicable to the extraordinary charge was 30.4%. This rate is below the statutory rate of 40.85% primarily due to income taxes that were flowed through to ratepayers in prior periods under regulated accounting methods partially offset by the investment tax credit being credited to the benefit of PSEG's stockholders pursuant to the Stipulation and the Summary Order.


Note 10.  Comprehensive Income (Loss)

     For the quarters and six months ended June 30, 1999 and 1998, PSE&G's comprehensive income (loss) equaled the consolidated net income (loss) of PSE&G.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1998 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999 and July 21, 1999 affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Overview and Future Outlook

     Following the passage of the New Jersey Electric Discount and Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered its summary decision relating to Public Service Electric and Gas Company's (PSE&G) rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999. It is expected that the BPU will issue a more detailed Decision and Order (Final Order) in these matters during the third quarter of 1999, which will provide a full discussion of the issues as well as the reasoning for the BPU's determinations. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings are hereinafter referred to as the Energy Master Plan Proceedings (Energy Master Plan Proceedings). These proceedings provide that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas supplier commencing December 31, 1999, thus opening the New Jersey energy markets to competition.

     After analysis of the Summary Order, PSE&G concluded that it no longer met the requirements of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for the electric generation portion of its business. As a result, PSE&G recorded a net extraordinary charge to earnings of $790 million, after tax, in the second quarter. This one-time loss reflects the impairment of PSE&G's electric generation-related assets and related fuel, equipment, materials and supplies as well as recording certain liabilities stemming from the deregulation of PSE&G's electric generation business. The impairment reflects the difference in the level of stranded costs computed under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and the recovery of such stranded costs that was approved by the BPU. For further discussion of the Energy Master Plan Proceedings and the related extraordinary charge to earnings, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes.

     As set forth in the Summary Order, PSE&G will sell its electric generation-related assets and all associated rights and liabilities to a separate corporate entity to be owned by PSEG. The Summary Order specifies a sale price of $2.443 billion plus the book value of PSE&G's other generation-related assets, including materials, supplies and fuel. To effectuate the sale, PSEG organized PSEG Power LLC (PSEG Power), a Delaware limited liability company (LLC), as a wholly owned subsidiary in June 1999. PSEG Power will purchase the electric generation-related assets from PSE&G and will manage such assets through its subsidiaries, PSEG Fossil LLC (PSEG Fossil), PSEG Nuclear LLC (PSEG Nuclear) and PSEG Energy Resources & Trade LLC (PSEG ER&T), all of which are also Delaware LLCs. It is currently anticipated that the sale of such assets will occur sometime in the fourth quarter of 1999. Prior to the execution of such sale, PSEG Power must obtain final approval from the BPU, the Federal Energy Regulatory Commission (FERC) (to be recognized as an exempt wholesale generator (EWG) under the Public Utility Holding Company Act (PUHCA)) and the Nuclear Regulatory Commission (NRC) (to transfer PSE&G's licenses). PSEG Power will also have to resolve a number of other issues related to taxes, environmental restrictions and financing (see Liquidity and Capital Resources and Note 2. Regulatory Issues of Notes). Pending receipt and review of the Final Order, PSEG and PSE&G cannot determine the applicability and impact of other regulatory and/or legal requirements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================


     The Summary Order requires PSE&G to provide basic generation service (BGS) for all customers who do not elect a different service provider. Pursuant to a contractual relationship, PSEG Power will provide PSE&G with the energy and capacity required to meet its BGS and off-tariff rate agreement (OTRA) obligations under the Summary Order. PSEG Power, through its wholly owned subsidiary PSEG ER&T, will provide such energy and capacity under the BGS contract rate for the first three years of the transition period, beginning August 1, 1999. BGS will be competitively bid for the fourth year and annually thereafter. PSEG ER&T will obtain the energy and capacity to supply PSE&G's BGS and OTRA requirements from its affiliates, PSEG Nuclear and PSEG Fossil, supplemented as necessary with energy purchased in the competitive wholesale electricity market. PSEG Power's earnings and its contribution to PSEG's earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that PSEG Power has to purchase energy and/or capacity to meet its BGS and OTRA obligations at market prices which approach or exceed the BGS contract rate (see PJM and Item 3. Qualitative and Quantitative Disclosures About Market Risk). PSEG ER&T's policy will be to use derivatives to manage this risk consistent with its business plans and prudent practices. PSEG Power will also participate in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services.

     The Energy Master Plan Proceedings have dramatically reshaped the utility industry in New Jersey and have directly affected how PSEG will conduct business and its financial prospects in the future. PSEG is realigning its organizational structure to address the competitive environment brought about by the deregulation of the electric generation industry in New Jersey. PSEG has already been engaged in the competitive energy business for a number of years through certain of its unregulated subsidiaries and, in 1998, generated approximately 10% of its earnings from these subsidiaries. However, due to the regulatory changes outlined above, competitive businesses will constitute a much larger portion of PSEG's activities in 1999 and beyond. It is expected that by the end of the transition period, PSEG's unregulated subsidiaries (comprised of PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Power) will contribute between 60% and 70% of PSEG's earnings. Additionally, PSEG will be more dependent on cash flows generated from its unregulated operations to fund its financing needs. As the unregulated portion of the business continues to grow, potential financial risks and rewards will be greater, financial requirements will change and the volatility of earnings and cash flows will increase.

     Going forward, PSEG will continue to pursue its strategies to grow its family of energy-related businesses. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. PSEG Power's business strategy is to size its fleet of generation assets to take advantage of market opportunities, while seeking to increase its value and manage commodity price risk through its wholesale trading activity. PSE&G's transmission and distribution objective, both gas and electric, is to provide cost-effective, high quality, reliable service. PSEG Global Inc.'s (Global) strategy is to focus on generation and distribution investments within targeted high-growth areas of the worldwide energy market. PSEG Resources Inc.'s (Resources) strategy is to utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related investment portfolio. PSEG Energy Technologies Inc.'s (Energy Technologies) strategy is to assess prospects in its emerging regional energy service business before committing additional capital. Energy Technologies plans to grow existing operations and utilize the recently acquired companies to deliver expanded energy-related services and products, including gas and electricity, to existing and new customers. In addition to internal growth, PSEG expects to pursue opportunities for expansion through business combinations.

     To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility business, it must be understood that such business will change during the second half of 1999 and beyond, and that past results are not an indication of future business prospects or financial results.

Results of Operations


                                                                   Net Income (Loss)
                                             ---------------------------------------------------------------
                                                   Quarter Ended                     Six Months Ended
                                                     June 30,                            June 30,
                                             ---------------------------        ----------------------------
                                                1999           1998                1999            1998
                                             ------------    -----------        ------------    ------------
PSE&G, Before Extraordinary Item                  $155           $108               $324             $263
PSE&G Extraordinary Item                          (790)            --               (790)              --
                                             ------------    -----------        ------------    ------------
      Total PSE&G                                 (635)           108               (466)             263
Energy Holdings                                     26             14                 45               50
                                             ------------    -----------        ------------    ------------
      Total PSEG                                 $(609)          $122              $(421)            $313
                                             ============    ===========        ============    ============



                                                Contribution to Earnings Per Share (Basic and Diluted)
                                             ---------------------------------------------------------------
                                                   Quarter Ended                     Six Months Ended
                                                     June 30,                            June 30,
                                             ---------------------------        ----------------------------
                                                 1999           1998                1999            1998
                                             ------------    -----------        ------------    ------------
PSE&G, Before Extraordinary Item                 $0.71           $0.47              $1.47            $1.14
PSE&G Extraordinary Item                         (3.60)             --              (3.57)              --
                                             ------------    -----------        ------------    ------------
      Total PSE&G                                (2.89)           0.47              (2.10)            1.14
Energy Holdings                                   0.12            0.06               0.20             0.21
                                             ------------    -----------        ------------    ------------
      Total PSEG                                $(2.77)          $0.53             $(1.90)           $1.35
                                             ============    ===========        ============    ============

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $(2.77) for the quarter ended June 30, 1999, representing a decrease of $3.30 per share from the comparable 1998 period. Basic and diluted earnings per share of Common Stock were $(1.90) for the six months ended June 30, 1999, representing a decrease of $3.25 per share from the comparable 1998 period.

     In the second quarter of 1999, PSE&G recorded an extraordinary charge to earnings of $790 million, net of tax, as a result of the BPU's Summary Order in the Energy Master Plan Proceedings. For further discussion, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes. Excluding that extraordinary charge, basic and diluted earnings per share of Common Stock were $0.83 for the quarter ended June 30, 1999, representing an increase of $0.30 per share over the comparable 1998 period. Excluding that extraordinary charge, basic and diluted earnings per share of Common Stock were $1.67 for the six months ended June 30, 1999, representing an increase of $0.32 per share over the comparable 1998 period.

     Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock for the quarter ended June 30, 1999 increased $0.24 from the comparable 1998 period. The increase for the quarter ended June 30, 1999 was partially due to lower generation-related depreciation expenses due to the lower net book value of generation-related assets as a result of their write down effective April 1, 1999, under SFAS 121. These lower depreciation expenses were partially offset by a change in the capitalization policy for PSE&G's electric generation business and by the effects of depreciation policy changes stemming from the discontinuation of SFAS 71 (see Note 1. Basis of Organization/Summary of Significant Accounting Policies). Additionally, electric revenues increased due to higher sales resulting from favorable weather in the second quarter of 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. The increase was partially offset by higher operating expenses, including higher transmission, distribution and wholesale energy costs than those incurred in the second quarter of 1998.

     Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock for the six months ended June 30, 1999 increased $0.33 from the comparable 1998 period. The increase for the six months ended June 30, 1999 was primarily due to increased sales of gas and electricity resulting from favorable weather in the first and second quarters of 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. In addition, generation-related depreciation expenses were lower as a result of the impairment write down, partially offset by a change in the capitalization policy for PSE&G's electric generation business and by the effects of depreciation policy changes stemming from the discontinuation of SFAS
71. The increase in earnings was partially offset by higher operating expenses, including higher transmission, distribution and wholesale energy costs, than those incurred in the six months ended June 30, 1998.

     PSEG Energy Holdings Inc.'s (Energy Holdings) contribution to earnings per share of Common Stock for the quarter ended June 30, 1999 increased $0.06 from the comparable 1998 period, primarily due to the better overall performance of Resources, Global and Energy Technologies.

     Energy Holdings' contribution to earnings per share of Common Stock for the six months ended June 30, 1999 decreased $0.01 from the comparable 1998 period, primarily due to lower unrealized gains in Resources' financial investment portfolio in the first quarter of 1999. In the six months ended June 30, 1998, Resources recognized significant gains from its beneficial interest in a leveraged buy-out (LBO) fund. The lower comparative contribution from Resources was partially offset by increased contributions from Global and Energy Technologies.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and six months ended June 30, 1999 increased $0.04 and $0.07, respectively, from the comparable 1998 periods. As of June 30, 1999, approximately 13 million shares had been repurchased at a cost of approximately $507 million under this program.

PSE&G -- Revenues

     Certain of the below listed year to year variances did not impact earnings as there was an offsetting variance in expense. To the extent fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) and the Levelized Gas Adjustment Clause (LGAC) mechanisms, variances in fuel revenues and expenses offset and thus had no direct effect on earnings. These include base fuel revenues, demand side management (DSM) revenue and Remediation Adjustment Charge (RAC) revenue. On August 1, 1999, the LEAC mechanism was eliminated as a result of the Energy Master Plan Proceedings. This is likely to increase earnings volatility since PSEG will bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. See Note 2. Regulatory Issues and Note 4. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, RAC and DSM and their status under the Energy Master Plan Proceedings.

     Electric

     Revenues increased $40 million or 4% and $104 million or 6% for the quarter and six months ended June 30, 1999 from the comparable periods in 1998, respectively, primarily due to profits realized from wholesale energy activities and DSM revenues being higher in the quarter and six months ended June 30, 1999 than in the comparable 1998 periods. Additionally, favorable weather in the first and second quarters of 1999 augmented by positive economic factors in New Jersey contributed to the increases.

     On July 26, 1999, the BPU approved PSE&G's compliance tariff filing reflecting the 5% decrease in rates on a provisional basis (see Note 2. Regulatory Issues of Notes). On August 1, 1999, PSE&G implemented this rate reduction as required by the BPU under the Energy Master Plan Proceedings. In 1999, this rate reduction is expected to decrease revenues by approximately $80 million. A further revenue reduction could occur in 1999 depending upon the timing of the receipt of securitization proceeds (see Note 2. Regulatory Issues of Notes). Additionally, the probable loss of customers through the opening of competition could reduce future revenues.

     Gas

     Revenues increased $5 million or 2% and $93 million or 11% for the quarter and six months ended June 30, 1999 from the comparable periods in 1998, respectively. The increases were primarily due to increased revenues from gas service contracts and DSM revenues being higher in the quarter and six months ended June 30, 1999 than in the comparable 1998 periods. Additionally, favorable weather in the first and second quarters of 1999 contributed to the increases. Additionally, the probable loss of customers through the opening of competition could reduce future revenues.

PSE&G -- Expenses

     Net Interchanged Power and Fuel for Electric Generation

     Net Interchanged Power and Fuel for Electric Generation decreased $5 million or 2% for the quarter ended June 30, 1999 and had no change for the six months ended June 30, 1999 from the comparable 1998 periods, respectively.

     Due to the elimination of the LEAC on August 1, 1999, these historical trends are not to be considered an indication of future Net Interchanged Power and Fuel for Electric Generation costs. Given the elimination of the LEAC, the lifting of the requirements that electric energy offered for sale in PJM not exceed the variable cost of producing such energy and that such transactions are now capped at $1,000 per MWH (see Competitive Environment), the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages; price movements could have a material impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. For a discussion of market risks, see Item 3. Qualitative and Quantitative Disclosures About Market Risk. Additionally, it is expected that the probable loss of customers through the opening of competition could reduce future expenses.

     Gas Purchased

     Gas Purchased decreased $4 million or 2% for the quarter ended June 30, 1999 from the comparable 1998 period. Gas purchased for the six months ended June 30, 1999 increased $29 million or 5% primarily due to increased sales of gas resulting from colder weather in the first quarter of 1999. Additionally, it is expected that the probable loss of customers through the opening of competition could reduce future expenses.

     Operation and Maintenance

     Operation and Maintenance expense increased $21 million or 6% and $92 million or 14% for the quarter and six months ended June 30, 1999 from the comparable 1998 periods, respectively. The increase was primarily due to higher costs related to wholesale power activities and higher transmission and distribution costs, including higher material and outside services in 1999 and increased PJM restructuring expenses. Additionally, higher Other Post Retirement Benefits (OPEB) costs were incurred in the quarter and six months ended June 30, 1999 than in the comparable 1998 periods. Also, in the quarter and six months ended June 30, 1999, there was higher DSM recovery of previously deferred expenses.

     With an increasingly competitive energy market as an outcome of the Energy Master Plan Proceedings and energy industry restructuring, the composition and level of Operation and Maintenance expense is likely to change. Additionally, the change in capitalization policy will likely yield a material increase in the Operation and Maintenance expenses associated with the electric generation business (see Note 1. Basis of Presentation/Summary of Significant Accounting Policies). This increase in Operation and Maintenance expense is not expected to exceed $75 million after tax per year and will be offset by lower depreciation expense in the future.

     Depreciation and Amortization

     Depreciation and Amortization expense decreased $46 million or 28% and $33 million or 10% for the quarter and six months ended June 30, 1999 from the comparable 1998 periods, respectively. The decreases were due to lower net book value balances of PSE&G's generation-related assets which were reduced as of April 1, 1999 as a result of the impairment calculated pursuant to SFAS 121. This decrease was partially offset by higher depreciation expense related to transmission and distribution assets having higher net book values in the quarter and six months ended June 30, 1999 than in the comparable 1998 periods. Also, higher depreciation rates for generation-related assets were used in the second quarter of 1999 due to the change in depreciation policy for generation-related assets (see Note 1. Basis of Presentation/Summary of Significant Accounting Policies).

     Despite the higher depreciation rates for generation-related assets, the decrease in generation-related depreciation expense will be ongoing due to the reduced asset balances. Such reductions are currently anticipated to approximate $230 million per year, pretax. Additionally, beginning in 2000, electric distribution asset-related depreciation will be further reduced due to the amortization of the excess electric distribution depreciation reserve over the period from January 1, 2000 to July 31, 2003. See Note 4. Regulatory Assets and Liabilities of Notes for a discussion of the amortization schedule.

     Income Taxes

     Income Taxes increased $27 million or 34% and $45 million or 23% for the quarter and six months ended June 30, 1999 from the comparable 1998 periods, respectively. This increase is primarily due to higher pretax operating income.

Energy Holdings -- Earnings/(Losses)


                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                         ---------------------------        ---------------------------
                                                            1999            1998                1999            1998
                                                         -----------     -----------        -----------     -----------
                                                                            (Millions of Dollars)
Earnings Before Interest and Taxes:
     Resources                                               $48             $40                $92            $107
     Global                                                   22              16                 40              35
     Energy Technologies                                      (2)             (5)                (5)             (8)
                                                         ===========     ===========        ===========     ===========
Earnings:
     Energy Holdings                                          $26             $14                $45             $50
                                                         ===========     ===========        ===========     ===========

     Energy Holdings' earnings for the quarter ended June 30, 1999 and 1998 were $26 million and $14 million, respectively. The increase in Energy Holdings' earnings was primarily due to higher investment gains and higher leveraged lease income from Resources augmented by higher revenue from Global's operating projects and Energy Technologies' recent acquisition activity partially offset by higher operating expenses.

     Energy Holdings' earnings for the six months ended June 30, 1999 and 1998 were $45 million and $50 million, respectively. Lower earnings for the six months ended June 30, 1999 were primarily due to lower investment gains in Resources' financial investment portfolio. In the six months ended June 30, 1998, Resources recognized significant gains from its beneficial interest in an LBO. The lower comparative contribution from Resources was partially offset by increased contributions from Global and Energy Technologies. Improved revenue at Global was partially offset by higher expenses associated with project development. Energy Technologies' losses narrowed due to higher revenues from recent acquisition activities partially offset by higher operating expenses.

     Energy Holdings-Revenues

     Revenues increased $29 million to $139 million from $110 million for the quarter ended June 30, 1999 as compared to the same period in 1998. The increase was due to a $5 million increase in revenues at Global primarily due to improvement in revenues from the Latin American electric distribution companies as well as the addition of revenues from investments made in June 1999 in two energy distribution companies in Chile and Peru, a $15 million increase in revenues at Energy Technologies due to the addition of revenues from recent acquisitions and an increase of $8 million at Resources due to higher investment income from its limited partnership investments.

     Revenues increased $13 million to $268 million from $255 million for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was due to a $6 million increase in revenues at Global primarily due to improvement in revenues from the Latin American electric distribution companies as well as the addition of revenues from two energy distribution companies acquired in June 1999 and a $22 million increase in revenues at Energy
Technologies due to the addition of revenues from acquisitions in 1999, partially offset by a decrease of $16 million at Resources due to lower investment income from its limited partnership investments.

     Global is a 50% partner in six generating facilities in California. Beginning in 2000, revenue from these facilities will be reduced due to lower energy prices to be paid by the purchaser under the energy contracts associated with the plants. Energy prices under such contracts will be reduced from the current fixed rates to short-run avoided cost (SRAC) energy prices approved by the California Public Utilities Commission (CPUC). The CPUC is considering the issue of transitioning SRAC energy payments under contracts of this type to the clearing price of the California Power Exchange (PX). Although the CPUC has not yet initiated a proceeding, Global anticipates that eventually energy prices under these contracts will be based upon the PX clearing price. Two-thirds of the primary California facilities in which Global has an interest will change from fixed energy pricing by December 31, 2000, with the remainder changing in 2001. Both the SRAC and the PX energy prices are currently substantially lower than the fixed energy prices charged in these contracts. Based on current SRAC and PX energy prices, Global's share of annual income before income taxes from these facilities is projected to decrease by approximately $30 million to $35 million when all such contracts reflect SRAC or PX energy pricing. Actual revenues over the remaining contract terms, which begin to expire in 2011, will depend on a number of factors, including the actual SRAC or PX prices in effect in the applicable future periods. Global's projects in construction and development are expected to offset this revenue shortfall; however, no assurances can be given.

PSEG--Preferred Securities Dividend Requirements of Subsidiaries

     Preferred Securities Dividend Requirements increased $9 million or 47% and $17 million or 49% for the quarter and six months ended June 30, 1999 as compared to the same periods in 1998. The increase was due to the issuance of trust preferred securities by three special purpose statutory business trusts controlled by PSEG, Enterprise Capital Trust I, II and III, in January, June and July 1998 of $525 million.

Liquidity and Capital Resources

     PSEG and PSE&G

     PSEG is an exempt public utility holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries, PSE&G and Energy Holdings.

     PSEG and PSE&G believe that the deregulation of the utility industry will impact the sources and uses of cash in 1999 and beyond. Also, as a result of deregulation and related corporate structure reorganizations, the capital structure of PSEG and PSE&G will likely change. As of June 30, 1999, PSEG's capital structure consisted of 39.9% common equity, 48.1% long-term debt and 12.0% preferred stock and other preferred securities. As of June 30, 1999, PSE&G's capital structure consisted of 47.5% common equity, 43.7% long-term debt and 8.8% preferred stock and other preferred securities. The BPU, in its Summary Order, required that the use of the net proceeds of securitization shall be done in a manner that will not substantially alter PSE&G's overall capital structure.


     It is anticipated that PSE&G will receive securitization proceeds of $2.4 billion (net of transaction costs of up to $125 million). Additionally, PSE&G will receive proceeds of $2.443 billion (plus the net book value of other generation-related assets and liabilities transferred at the time of purchase, currently estimated to be between $200 million and $400 million) for the sale of PSE&G's generation-related assets to PSEG Power.

     In anticipation of receipt of the Final Order confirming the terms of the Summary Order, PSEG has organized a new wholly owned subsidiary, PSEG Power. Subject to the timely receipt of certain required Federal and State regulatory approvals, the receipt of which cannot be assured, and receipt of the net proceeds from its stranded asset securitization, PSE&G anticipates completing the sale of its generation-related assets during the fourth quarter of 1999. See
Note 2. Regulatory Issues of Notes for a discussion of the status of PSE&G's filings seeking regulatory approvals to date.

     In June 1999, also in anticipation of receipt of the BPU's Final Order and in accordance with New Jersey's Electric Discount and Energy Competition Act (Energy Competition Act), PSE&G petitioned the BPU for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) to authorize, among other things, the imposition of a non-bypassable transition bond charge on its customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity (SPE); the issuance and sale of $2.525 billion of transition bonds by such entity in payment therefor and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. Subject to the receipt of the required State and Federal approvals, the receipt of which cannot be assured, and market conditions then prevailing, PSE&G anticipates that such securitization could occur in Fall 1999.

     Both the right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction and the proceeds from the sale of its generation-related assets to PSEG Power are property subject to the lien of PSE&G's First and Refunding Mortgage (Mortgage). All such property will be released from the lien of the Mortgage at the time of sale. In accordance with the provisions of the Mortgage, the net proceeds from the sale of such released property will be deposited with the Trustee.

     As previously reported, the Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

     1.   Withdraw   funds  for  corporate   use  by  utilizing   additions  and
          improvements. (Option 1)

     2.   Direct  the  Trustee  to  invest  the  proceeds  in  U.S.   Government
          Securities. (Option 2)

     3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

     At June 30, 1999, PSE&G had a total of $4.130 billion of Mortgage Bonds outstanding, of which $3.335 billion are taxable registered Mortgage Bonds subject to special redemption provisions, outlined in Option 3 (Redeemable Bonds). $780 million are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Both the Pollution Control Bonds and the Coupon Bonds are not subject to Option 3.

     PSE&G has not yet made a final decision as to the amount and the manner in which it will retire or redeem its Mortgage Bonds. Such a decision will be made on or about the time the proceeds from securitization and the sale of the generation-related assets to PSEG Power are deposited with the Trustee, on the basis of market conditions and other factors existing at that time. However, based on current information, a likely utilization of the options available to PSE&G, as noted above, could be as follows:

     1. Withdraw $2.4 billion of net proceeds from securitization under Option 1, above. These proceeds would be used to:

          (a)  Tender for all Coupon Bonds;

          (b)  Redeem $126.5 million of Pollution Control Bonds now redeemable;

          (c) Make open market purchases and/or tender for approximately $500 million to $800 million of Redeemable Bonds; and

          (d) Reduce PSE&G common and/or preferred equity with the balance of proceeds.

     2.   Apply   proceeds   ($2.4   billion   to   $2.8   billion)   from   the
          generation-related asset sale to PSEG Power under Option 3 against any remaining taxable Mortgage Bonds outstanding.

     As previously reported, in anticipation of securitization, PSEG's Board of Directors authorized the repurchase of up to an aggregate of 20 million shares of Common Stock in the open market. The repurchased shares have been held as treasury stock. At June 30, 1999, PSEG had repurchased approximately 13 million shares of Common Stock at a cost of approximately $507 million, under these authorizations. No additional shares have been repurchased since May 20, 1999. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization. Additionally, PSE&G may also make open market purchases of its outstanding preferred stock and Mortgage Bonds pending receipt of securitization and generation sale proceeds.

     Going forward, cash generated from PSE&G's regulated business is expected to provide the majority of the funds for PSE&G's regulated business needs. PSEG Power's capital needs will be dictated by its strategy to size its generation fleet, and will likely require cash generated from operations and external financings. Energy Holdings' growth will be funded through external financings, equity infusions from PSEG and cash generated from operations.

     Dividend payments on Common Stock were $0.54 per share and totaled approximately $238 million and $251 million for the six months ended June 30, 1999 and 1998, respectively. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, the receipt of dividend payments from its subsidiaries and other factors. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSEG has not increased its dividend rates in seven years in order to retain additional capital for reinvestment and to reduce its payout ratio.

     PSE&G paid common stock dividends of $392 million and $251 million to PSEG during the six months ended June 30, 1999 and 1998, respectively. These amounts were used to fund PSEG's Common Stock dividends, and in 1999, to support a portion of PSEG's stock repurchase program. Based on its analysis of the Summary Order, PSEG believes that its dividend payments can be maintained at their current level (see Note 2. Regulatory Issues of Notes). In the future, PSEG expects to fund its dividend payments through cash generated by the operations of PSE&G and PSEG Power. Note that due to the competitive environment in which PSEG Power will operate and due to reduced revenues at PSE&G resulting from mandated rate reductions, such dividend payments will be at a greater risk. Due to the growth in Energy Holdings investment activities, no dividends on Energy Holdings' common stock were paid in the six months ended June 30, 1999 and 1998.

     PSEG and PSE&G have each issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable Interest Subordinated Debentures have been deferred, or PSEG or PSE&G has defaulted on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G may pay any dividends on its common or preferred stock.

     As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at June 30, 1999 were approximately 20% of PSEG's consolidated assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital Corporation (PSEG Capital) to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G through its LGAC and its LEAC to reduce utility rates. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the costs of all services provided to them by employees of PSE&G.

     Capital resources and capital requirements will be affected by the outcome of the Energy Master Plan Proceedings and the requirements of the Focused Audit. As a result of the final outcome and the accounting impacts resulting from the deregulation of the generation of electricity and the unbundling of the utility business, PSEG and PSE&G do not believe that the Focused Audit provision requiring notification of the BPU if PSEG's non-utility investments exceed 20% of its consolidated assets remains appropriate and believe that modifications will be required. However, regulatory oversight by the BPU to ensure that there is no harm to utility ratepayers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing activities of Energy Holdings and PSEG Power and accordingly, their future prospects. Consequently, this could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues of Notes.

     Energy Holdings

     As noted above, it is intended that Global and Resources provide earnings and cash flow for long-term growth for Energy Holdings and PSEG. Resources' investments are designed to produce immediate earnings and cash flow that enable Global and Energy Technologies to focus on longer investment horizons.

     Energy Holdings plans to continue the growth of Global and Resources through further investments made by these subsidiaries. Energy Technologies is not expected to be a significant consumer of capital. Investing activity in 1999 will be subject to periodic review and revision and may vary depending on the opportunities presented. During the next five years, Energy Holdings' will likely require significant capital to fund its planned growth. Factors affecting actual expenditures and investments include availability of suitable investment opportunities, market volatility and local economic trends. The anticipated sources of funds for such growth opportunities are additional equity from PSEG, cash flow from operations and external financings. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. Resources will continue its focus on investments related to energy infrastructure. Energy Technologies is expected to expand upon the energy-related services currently being provided to industrial and commercial customers.

     In June 1999, PSEG contributed approximately $200 million of additional equity to Energy Holdings, which was applied by Energy Holdings to pay down short-term debt that was used to acquire its interest in distribution companies in Chile and Peru.

     For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations or net cash flows. As of June 30, 1999 and 1998, Energy Holdings' embedded cost of debt of its finance subsidiaries was approximately 6.6% and 7.9%, respectively.

     Capital Requirements

     PSEG's and PSE&G's capital resources and capital requirements are affected by the Energy Master Plan Proceedings. For a discussion of the impact of the Energy Master Plan Proceedings on PSEG's and PSE&G's future prospects, including financial condition, results of operations or net cash flows, see Note 2. Regulatory Issues of Notes.

     PSEG

     PSEG has entered into contracts to purchase combustion turbines. PSEG's commitment under these contracts is approximately $392 million to be expended through December 2001. Through July 31, 1999, payments of approximately $56 million were made under these contracts.

     PSE&G

     For the six months ended June 30, 1999, PSE&G had plant additions, including capitalized interest and Allowance for Funds Used During Construction
(AFDC), of $175 million, a $22 million decrease from the corresponding 1998 period. This decrease is primarily due to PSE&G's capitalization policy change for the electric generation portion of its business. See Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes for further discussion regarding the capitalization policy change.

     PSE&G's regulated business expects to be able to internally generate the majority of its construction and capital requirements over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given, with the balance to be provided by issuance of debt to replace maturities. The unregulated generation portion of PSE&G's current operations (i.e., PSEG Power) may incur capital requirements based on its growth strategy. For discussion of the Energy Master Plan Proceedings and their impacts, see Note
2.  Regulatory  Issues and Note 5.  Commitments  and  Contingent  Liabilities of
Notes.

     Energy Holdings

         Global

     In August 1999, Global and its partners expect to close project financing for a 487 MW gas-fired combined-cycle electric generating facility in Rades, Tunisia. Construction is expected to begin in August 1999 and to be completed in the Summer of 2001 at a total cost of approximately $261 million. Upon completion, the facility is expected to qualify as a foreign utility company
(FUCO). Global's equity investment for its 35% interest is expected to be approximately $27 million.

     In July 1999, Global entered into an agreement for the sale of its 50% partnership interest in a 137 MW gas-fired combined-cycle co-generation facility in Newark, New Jersey. Global expects to close this transaction in the third quarter of 1999 and recognize an after-tax gain of approximately $40 million.

     In June 1999, Global and a partner acquired 90% of a Chilean distribution company, which also owns 37% of a distribution company in Peru, together providing electric and gas service to approximately one million customers in Chile and Peru. Global paid approximately $268 million including fees and closing costs. The acquisition was also financed with project debt that is non-recourse to Global, Energy Holdings and PSEG, totaling $160 million, which is consolidated on Global's balance sheet.

     Also in June 1999, Global and a partner closed the project financing for an 845 MW gas-fired combined-cycle electric generating facility to be constructed in San Nicolas, Argentina. The new facility will be adjacent to an existing 650 MW facility also owned by Global and its partner. Global expects construction to begin in August 1999 and to be completed by 2001 at a total cost of approximately $448 million. Global's equity investment, including contingencies, is expected to be approximately $86 million.

     In May 1999, Global acquired a 63% equity interest in a company which is developing a 525 MW coal-fired electric generating facility to be constructed in North Chennai, India. Upon scheduled completion in 2003, Global will be the operator of the plant. The total project cost is expected to be approximately $633 million, of which Global's maximum equity investment, including contingencies, is expected to be approximately $180 million. Financial closure is expected in the Fall of 1999.

     In April 1999, Global and a partner entered into a joint venture agreement to develop, construct and operate a 1,000 MW gas-fired combined-cycle electric generating facility in Guadalupe County in south central Texas. The facility is expected to be operational in 2001 and is expected to qualify as an EWG. Global's maximum equity investment is expected to be approximately $193 million including loans and guarantees.

     Also in April 1999, Global and a partner announced the formation of a joint venture to construct and operate three gas-fired electric generating facilities with total installed capacity of 200 MW and associated distribution systems to serve, under contract, industrial customers in Venezuela. Global expects two of these facilities, which are in construction, to be operational in late 1999 with the third facility expected to be operational in early 2001. The total cost of these facilities is expected to be approximately $140 million and Global's equity investment is expected to be approximately $70 million.

         Resources

     In June 1999, Resources sold its ownership interest in an electric generating facility in California that was subject to a leveraged lease and recognized an after-tax gain of $9 million. Resources received proceeds of $58 million on July 1, 1999 related to this sale.

     In 1999, Resources has invested approximately $137 million in three leveraged lease transactions of energy-related assets: two gas distribution networks in the Netherlands and a liquefied natural gas plant in the United States.

     In 1999, Resources, through its investment in a leveraged buyout fund, has received cash of $59 million resulting in an after-tax gain of $12 million from the fund's sale of a portion of its equity interests. In the third quarter of 1999, Resources expects to receive additional distributions totaling approximately $40 million from announced liquidations in the fund.

        Energy Technologies

     During 1999, Energy Technologies acquired five mechanical and building service contractors in New Jersey and Rhode Island for a total cost of approximately $43 million including debt assumed. The latest acquisition was completed in July 1999.

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

     PSEG and PSE&G are analyzing their future capital and financing needs in light of securitization, the sale of generation-related assets to PSEG Power and their business strategies. However, it is expected that following completion of securitization and the generation-related asset sale, PSE&G will refinance a portion of its debt and equity, which will not substantially alter its existing capitalization ratios and PSEG Power and Energy Holdings will likely issue debt through the capital markets to fund their acquisitions and projects.

     PSEG

     At June 30, 1999, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At June 30, 1999, PSEG had $18 million outstanding under this revolving credit facility. At June 30, 1999, PSEG had a $25 million uncommitted line of credit with a bank with no debt outstanding under this line of credit.

     In June 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001 with interest at the three-month LIBOR plus 0.40%, reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing on March 15, 2000. PSEG used the net proceeds to make an equity investment in Energy Holdings and to reimburse its treasury for expenditures made to repurchase shares of its Common Stock.

     PSE&G

     PSE&G filed a petition with the BPU to effectuate the securitization transaction. In addition, PSE&G will need to file petitions with the BPU for authorization for any additional debt financing needed. PSE&G is currently evaluating the potential uses of the proceeds of securitization (see Liquidity and Capital Resources).

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. As of June 30, 1999, the Mortgage would permit up to $3.8 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements, the level of which could be impacted by the actions ultimately taken in connection with securitization and the sale of generation-related assets to PSEG Power. At June 30, 1999, PSE&G's Mortgage coverage ratio was 4.282:1. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed. For a related discussion, see Liquidity and Capital Resources and Generation-Related Asset Sale to PSEG Power of Note 2. Regulatory Issues of Notes.

     In May 1999, PSE&G purchased in the open market $18.5 million principal amount of its 6 3/4% Series VV Mortgage Bonds due January 1, 2016. The remaining principal amount of the 6 3/4% Series VV Bonds is $181.5 million.

     To provide liquidity for its commercial paper program, PSE&G has an $850 million revolving credit agreement expiring in June 2000 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On June 30, 1999, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 4, 2000, not more than $1.5 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. On June 30, 1999, PSE&G had $876 million of short-term debt outstanding, including $65 million borrowed against its uncommitted bank lines of credit which lines of credit totaled $100 million at that date.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom Atomic Power Station (Peach Bottom) nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of June 30, 1999, Fuelco had commercial paper of $64 million outstanding.

     Energy Holdings

     The availability and cost of external capital could be affected by the performance of Energy Holdings and PSE&G and by the actions taken by the BPU with regard to the Energy Master Plan Proceedings as well as by rating agencies' views of such matters including the degree of structural or regulatory separation between the utility and its non-utility affiliates and the potential impact of affiliate ratings on the consolidated credit quality of PSEG and PSE&G.

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

     PSEG Capital's assets consist principally of demand notes of Global and Resources. Intercompany borrowing rates are established based upon PSEG Capital's cost of funds. In February and June 1999, PSEG Capital issued $252 million of 6.25% MTNs due May 2003 and $35 million of 6.73% MTNs due June 2001, respectively. The proceeds were used to repay $100 million of PSEG Capital MTNs which matured in February 1999 and $35 million which matured in May 1999 and to reduce Energy Holdings' short-term debt. At June 30, 1999, PSEG Capital had total debt outstanding of $650 million, all of which was comprised of MTNs with maturities between 1999 and 2003. Energy Holdings believes it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     In May 1999, Energy Holdings closed on two separate senior revolving credit facilities, with a syndicate of banks, a $165 million, 364 day revolving credit facility and a $495 million, five year revolving credit and letter of credit facility. These facilities replaced existing facilities at Enterprise Capital Funding Corporation (Funding), a financing subsidiary of Energy Holdings, totaling $450 million. Effective May 1999, Funding is no longer being used as a financing vehicle for Energy Holdings.

     Financial covenants contained in this new facility include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pretax cash distributions from all asset liquidations and equity capital from PSEG to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital supported by PSEG. As of June 30, 1999, the latest 12 months CFADS was 11.5x and the ratio of recourse indebtedness to recourse capitalization was
0.20 to 1.00.

     Compliance with applicable financial covenants will depend upon future financial position and levels of earnings and cash flow, as to which no assurances can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's ability to access capital and Energy Holdings' ability to obtain additional financing beyond current levels. At June 30, 1999, Energy Holdings had $330 million outstanding under existing credit facilities totaling $660 million.

     In June 1999, project financing, which is non-recourse to Global, Energy Holdings and PSEG, for Global's equity investment in two Argentine distribution companies was refinanced. Approximately $67 million of an $87 million loan was refinanced for a total of one year maturing in June 2000. The original loan was paid down with $11 million of operating cash flow from the Argentine distribution companies and approximately $9 million from Global. An interest rate swap was entered into which effectively converts a portion of the floating rate obligation into fixed rate obligations. The interest rate differential to be received or paid under the agreement is recorded over the life of the agreement as an adjustment to interest expense.

     In July 1999, an Argentine distribution company, in which Global has a 33% interest, refinanced a portion of project debt that is non-recourse to Global, Energy Holdings and PSEG. The arrangement required Global to make an additional equity investment of approximately $25 million to repay a portion of the original loan. The new loan is floating rate for a term of three years.

Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $1.2 billion and $0.8 billion, respectively, of international investments. As of June 30, 1999, these investments represented 11% of PSEG's consolidated assets and contributed 8% of consolidated revenues for the six months ended June 30, 1999. Resources' international investments are primarily leveraged leases of assets located in Australia, the Netherlands and the United Kingdom with associated revenues denominated in U.S.dollars and, therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China and Peru. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate vis-a-vis the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholders' equity. Net foreign currency devaluations, $166 million of which was caused by the Brazilian Real, have reduced the reported amount of PSEG's total stockholders' equity by $170 million as of June 30, 1999. For further discussion of foreign currency risk and the devaluation of the Brazilian Real, see Note 6.Financial Instruments and Risk Management of Notes.

Competitive Environment

     Generation

     PSE&G will be required to provide basic generation service (BGS) for all customers who do not elect a different service provider. PSEG Power will provide PSE&G with the energy and capacity required to meet its BGS and OTRA obligations under the Summary Order. PSEG Power, through its wholly owned subsidiary PSEG ER&T, will provide such energy and capacity under the BGS contract rate for the first three years of the transition period, beginning August 1, 1999. BGS will be competitively bid for the fourth year and annually thereafter. PSEG ER&T will obtain the energy and capacity to supply PSE&G's BGS and OTRA requirements from its affiliates, PSEG Nuclear and PSEG Fossil, supplemented as necessary with energy purchased in the competitive wholesale electricity market. PSEG Power's earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that PSEG Power has to purchase energy and/or capacity to meet its BGS and OTRA obligations at market prices which approach or exceed the BGS contract rate (see PJM and Item 3. Qualitative and Quantitative Disclosures About Market Risk). PSEG ER&T's policy will be to use derivatives to manage this risk consistent with its business plans and prudent practices. PSEG Power will also participate in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services. For further discussion of the sale of generation-related assets, see Note 2. Regulatory Issues of Notes.

     State Regulatory Matters

     For discussions of the Energy Master Plan Proceedings, Gas Unbundling, the LEAC and other rate matters, see Note 2. Regulatory Issues of Notes.

     PJM Interconnection, LLC (PJM)

     PSE&G is a member of PJM and participates on the PJM Members Committee as part of its governance structure. PSE&G is also a member of the Mid-Atlantic Area Reliability Council which provides for review and evaluation of plans for generation and transmission facilities and other matters relevant to the reliability of the bulk electric supply systems in the Mid-Atlantic area.

     On July 6, 1999, both PSE&G and PJM broke all-time demand records. PSE&G customer demand reached more than 9,800 MW, surpassing PSE&G's prior energy demand record set on July 17, 1997 of 9,548 MW. PJM also set an all-time high of 51,550 MW.

     As of April 1, 1999, FERC lifted the requirement that bids for electric energy offered for sale in the PJM interchange energy market from utility-owned generation located within the PJM control area not exceed the variable cost of producing such energy. FERC found that no single market participant can unduly influence market prices. Additionally, a market monitoring function is provided by the PJM Independent System Operator (ISO). Transactions that are bid into the PJM pool are now capped at $1,000 per megawatt hour. The current PJM market structure, which includes this price cap on offers into the spot market and an installed capacity obligation, is being studied by a PJM user group and may be modified in the future.

     All power providers are paid the locational marginal price (LMP) set through power providers' bids. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap. Since the LEAC was discontinued as of August 1, 1999, to the extent PSEG's generation business produces less energy than required to supply PSE&G's BGS customers and off-tariff rate agreement customers, the lifting of such caps could present additional risks with respect to the difference between the LMP and the BGS rate. For further discussion of price volatility of electricity, see Item 3. Qualitative and Quantitative Disclosures About Market Risk.

     On May 12, 1999, FERC issued a Notice of Proposed Rulemaking regarding Regional Transmission Organizations (RTO). Although PJM is consistent with the proposed requirements for a RTO, the proposed rulemaking, which PSE&G believes is in conflict with the Federal Power Act, may restrict PSE&G's ability to recover its transmission related revenue requirements. Also, under some RTO structures, ownership of transmission assets would be limited to a de minimus level. Both of these possible restrictions could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. PSE&G expects to actively participate in this rulemaking proceeding to advocate positions favorable to PSE&G, although no assurances on the outcome of these proceedings can be given.

     On April 13, 1999, FERC approved PJM's market enhancements which provide the ability to auction residual and released Fixed Transmission Rights (FTRs). An FTR is a financial instrument which under certain circumstances hedges the holder against transmission congestion charges. The PJM ISO administers this system. The FTR auction market has not had a material impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

Year 2000 Readiness Disclosure

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. PSEG and PSE&G have had a formal project in place since 1997 to address Year 2000 issues. Based upon project progress to date, all mission critical systems are expected to be ready before January 1, 2000. Future progress is dependent on a wide number of variables, including the continued availability of trained resources and vendors meeting commitments to PSEG and PSE&G.

     Year 2000 Readiness Status

     PSEG and PSE&G have established a three-phase program to achieve Year 2000 readiness. The initial phase (Inventory) identified systems having potential Year 2000 issues and set priorities for assessing and remediating those systems. The second phase (Assessment) determined whether systems are digital/date sensitive and the extent of date related issues. The third phase (Remediation/Testing) repairs programming code, upgrades or replaces systems and validates that code repairs were implemented as intended. Year 2000 readiness work is considered finished upon completion of all three phases.

     PSEG and PSE&G have completed required Year 2000 readiness work for more than 99% of their critical systems as of June 30, 1999, except for certain systems at PSE&G's nuclear facilities. The majority of these system upgrades are scheduled beyond July 1999 in order to coincide with planned refueling outages at these facilities. Certain systems at the Hope Creek Generating Station (Hope Creek) and the Salem Generating Station Unit 2 (Salem 2) were remediated during their respective first quarter 1999 and second quarter 1999 refueling outages. The remaining nuclear systems will be remediated before or during Salem Unit 1's (Salem 1) planned refueling outage in the third quarter 1999 with completion expected by the end of November 1999. By the end of 1999, a majority of PSEG's and PSE&G's non-critical systems are also expected to be Year 2000 ready with the remainder of such non-critical systems to be ready in 2000.

     Energy Holdings and its subsidiaries have essentially completed Inventory on all systems impacted by Year 2000 readiness issues and substantial Assessment work has been completed on such systems. Remediation/Testing is expected to be completed in 1999 on all critical systems and a majority of non-critical systems and in 2000 on remaining non-critical systems. Energy Holdings (parent company), Energy Technologies and Resources have completed required Year 2000 readiness work for 100% of their critical systems and such systems are Year 2000 ready as of June 30, 1999. Global has completed required Year 2000 readiness work for 90% of its critical systems through June 1999.

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

     On June 30, 1999, PSE&G provided its written response to the second requirement of the NRC Generic Letter, noted above. In this response, PSE&G reaffirmed its plan to have all mission critical systems ready and in compliance with the terms and conditions of their license and NRC regulation by January 1, 2000. PSE&G has identified no Year 2000 problem that could affect the proper functioning of any nuclear safety system. All safety-related systems that could have a Year 2000 issue have already been identified and, where necessary, corrected and tested. PSE&G advised the NRC that Salem and Hope Creek will be fully Year 2000 ready once scheduled work on eleven non-safety mission critical systems is completed by November 1999. PSE&G will continue to monitor the Year 2000 issue to ensure that it is prepared for any issues, internal or external to the plants, which could impact PSE&G. Additionally, PSE&G has developed contingency plans to address issues that may arise during the December 31, 1999 through January 1, 2000 rollover. Additionally, PECO informed PSE&G that it provided the required July 1999 response to the NRC confirming that Peach
Bottom's Year 2000 effort is on schedule to also be Year 2000 ready and in compliance with the terms and conditions of their license and NRC regulation by January 1, 2000.

     PSEG, PSE&G and their subsidiaries are continuing to work with their supplier base to assess the Year 2000 readiness status of vendors who provide critical materials and services (key vendors). PSEG and PSE&G have indications from more than 95% of their key vendors that they are making or have made preparations for the Year 2000. To date, all key vendors responding indicate that their business operations will be ready. Global's vendors are not included in that statistic; however, Global's key vendors have also indicated that they expect to be able to meet Year 2000 requirements. Strategies are being put into place to minimize the impact of potential vendor failures on PSEG's and PSE&G's operations. However, failure of key vendors to be Year 2000 ready could result in material adverse impacts to PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

     Year 2000 Costs

     For a discussion of Year 2000 Costs, see Note 5. Commitments and Contingent Liabilities of Notes.

     Year 2000 Risks

     PSEG and PSE&G have identified some scenarios and will continue working to determine the most reasonably likely, worst case scenarios arising from Year 2000 readiness issues. PSEG and PSE&G see "most reasonably likely" and "worst case" scenarios as two ends of a continuum of possible events:

     o Most reasonably likely scenarios include operating conditions similar to those experienced routinely for electric and gas utilities during that time of year. Service disruptions can, and most likely will, occur during critical periods because of automobile accidents, animal intervention in transformers, etc. Because of increased media attention, some of these incidents may be misinterpreted as being Year 2000 related.

     o At the other end of the continuum, PSEG and PSE&G are planning for both low demand and increased volatility in demand because of customer actions. It is possible that many customers will revert to their own back-up generation during critical Year 2000 periods (primarily around December 31, 1999 through January 1, 2000). Their individual decisions could aggregate to unpredictable demand patterns. PSEG and PSE&G are preparing for this scenario by having their most "agile" generating units (typically peaking units) in a high state of readiness.

     Energy Holdings has identified some scenarios and will continue to determine the most reasonably likely, worst case scenarios arising from Year 2000 readiness issues. Global's most reasonably likely, worst case scenarios may include potential external disturbances of its systems including, but not limited to, fuel supply or transmission interruptions or telecommunications systems outages. Global's contingency plans are being developed to address these scenarios.

     Further analysis will depend, in part, on the results of information currently being obtained from key vendors as to their Year 2000 readiness and the readiness of PJM and trading partners, among others.

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

     o The BPU has issued an interim report assessing Year 2000 program progress by PSE&G up to June 15, 1999. The report indicated that the BPU agreed with the overall status of the project, and that based on reported progress, the Year 2000 program should come to a successful termination.

     o On a general level, the BPU has required PSEG and PSE&G to participate in periodic status meetings with other utilities.

     Additionally, Energy Holdings is subject to international Year 2000 regulatory initiatives which include:

     o The Argentine Secretariat of Energy has enacted a resolution establishing certain guidelines and due dates in relation to Year 2000 compliance. Lack of compliance with the guidelines may cause sanctions to be imposed.

     o The Brazil Ministry of Justice has issued a ruling requiring all Brazilian companies to indemnify consumers for damages resulting from Year 2000 non-compliance.

     Contingency Plans

     PSEG and PSE&G have adopted the North American Electric Reliability Council's (NERC) timetable, guidelines and detailed requirements for developing these contingency plans. The planning process is an iterative one. PSEG and PSE&G have completed their preliminary contingency plans. The second version of their contingency plans was completed by June 30, 1999, consistent with NERC's timetable. PSEG and PSE&G conducted a limited scope internal drill on March 19, 1999. The scope of the drill involved using alternate communication capabilities (i.e., radio) to monitor electric generation and transmission should the public switched phone network become unavailable. The drill showed the basic feasibility of preliminary plans and it identified needed procedural enhancements.

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

     PSEG and PSE&G expect that with completion of the Year 2000 readiness work and implementation of programs from SAP America, Inc. (SAP), the possibility of significant interruptions of normal operations should be reduced. However, if PSEG, PSE&G, their domestic and international subsidiaries, their project affiliates, the other members of PJM, PJM trading partners supplying power through PJM, PSEG's or PSE&G's critical vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

Environmental Costs

     For discussion of potential  environmental and other remediation costs, see
Note 5. Commitments and Contingent Liabilities of Notes.

Accounting Issues

     For a discussion of significant accounting matters including SFAS 71; SFAS 121; Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4); SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101); changes in capitalization, depreciation and asset retirement policies; discontinuation of deferred accounting for fuel revenues and expenses; EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10); Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) and SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), see Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes.

Impact of New Accounting Pronouncements

     For a discussion of the impact of new accounting pronouncements including SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), see Note
9. Accounting Matters of Notes.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings; Foreign Operations; Competitive Environment; Year 2000 Readiness Disclosure; Environmental Costs; Accounting Issues and Impact of New Accounting Pronouncements.


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

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G and Energy Holdings. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

     Commodity Instruments--PSE&G

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

     Prior to August 1, 1999, PSE&G had levelized energy adjustment clauses in its rate structure in place for both electricity (LEAC) and natural gas (LGAC). These clauses were established to minimize the impact of major commodity price swings on customer prices. They also reduced the risk to PSE&G by permitting PSE&G to defer price increases and decreases until regulatory treatment could be determined. In accordance with the BPU's Summary Order, effective August 1, 1999, the LEAC was discontinued and the full costs of electricity will be recorded as an expense. For further discussion, see Note 2. Regulatory Issues and Note 4. Regulatory Assets and Liabilities of Notes and Net Interchanged Power and Fuel for Electric Generation of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For discussion of changes in the pricing of electric energy offered for sale in the PJM interchange energy market, see PJM Interconnection, LLC (PJM) of MD&A.

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

     During June 6 and 7, 1999, the Northeast was faced with a record setting heat wave which drove the PJM spot prices up as high as $850 per MWH. During the July 4, 1999 weekend, records were again set when PSE&G's customer demand reached more than 9,800 MW due to another heat wave. Prices during July 5 and 6, 1999 hit highs of $920 per MWH. Note that in the future, the full cost of electricity will be recorded as an expense due to the discontinuation of the LEAC, as previously discussed.

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level and assuming a one week horizon at June 30, 1999 was approximately $11 million, compared to the December 31, 1998 level of $4 million. This increase is mainly due to the increase in price volatility illustrated above. PSE&G's calculated value-at-risk exposure represents an estimate of potential net losses that could be recognized on its portfolio of physical and financial derivative instruments assuming historical movements in future market rates. These estimates, however, are not necessarily indicative of actual results which may occur, since actual future gains and losses will differ from those historical estimates based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in PSE&G's portfolio of hedging instruments during the year.

     Commodity Instruments--Energy Holdings

     For discussion of Energy Holdings' commodity instruments, see Note 6. Financial Instruments and Risk Management of Notes.

     Equity Securities--Energy Holdings

     For discussion of equity securities of Energy Holdings, see Note 6. Financial Instruments and Risk Management of Notes.

     Foreign Currencies--Energy Holdings

     For discussion of foreign currency risks, see Note 6. Financial Instruments and Risk Management of Notes.

     Interest Rates--PSE&G

     For  discussion  of  interest  rates  of  PSE&G,   see  Note  6.  Financial
Instruments and Risk Management of Notes.

     Interest Rates--Energy Holdings

     For discussion of interest rates of Energy Holdings, see Note 6. Financial Instruments and Risk Management of Notes.


                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1998 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999 and July 21, 1999 is updated below.

(1) Form 10-K, Page 29. As previously disclosed, by complaints filed in 1995 and 1996, shareholder derivative actions on behalf of PSEG shareholders were commenced by purported shareholders against certain directors and officers. The four complaints generally sought recovery of damages for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. By letter dated July 9, 1999, the Court advised the parties in the actions of its determination to grant the defendants' motion for summary judgement dismissing all four derivative actions. A written order has not yet been issued. Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-160-96. Dr. Steven Fink and Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, et. al. v.
     Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al., v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96. Tillie Greenberg, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-188-96.

(2) March 31, 1999 Form 10-Q, Page 38. As previously disclosed, a complaint was received by PSEG naming as defendants the current directors of PSEG, and naming PSEG as a nominal defendant, from the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit and who instituted the June 1998 proxy litigation, alleging that the 1999 proxy statement provided to shareholders of PSEG was false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at and reserves with respect to PSEG's nuclear operations and (iii) the demand letter and derivative litigation described above. The complaint seeks to have the 1999 proxy statement declared to be in violation of law, to set aside the election of directors of PSEG and the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at the 1999 annual shareholder meeting, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing the matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. PSEG cannot predict the outcome of this matter. A motion to dismiss the complaint was filed by the defendants on June 28, 1999. On August 2, 1999, the Court issued an order granting the defendants' motion to dismiss the complaint. G. E. Stricklin
     v. I. Lerner, et. al., United States District Court for the Eastern District of Pennsylvania. Civil Action No. 99-1950.

     In addition, see the following at the pages hereof indicated:

     (1) Pages 10 through 16, 30 through 31 and 37. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070461, EO97070462 and EO97070463.

     (2) Page 14. Proceedings before the BPU in the Matter of the Filings of the Comprehensive Resource Analysis of Energy Programs pursuant to
          Section 12 of the Electric Discount and Energy Competition Act of 1999, Docket Nos. EX99050347, EO99050348, EO99050349, EO99050350,
          EO99050351, EO99050352, EO99050353 and EO99050354.

     (3) Page 14. Proceeding before the BPU approving Interim Licensing and Registration Standards, Docket No. EX99030182.

     (4) Page 15. Proceeding before the BPU Establishing Procedures for gas unbundling, Docket Nos. GX99030121, GO99030122, GO99030123, GO99030124
          and GO99030125.

     (5)  Page 21.  Investigation by the U.S.  Environmental  Protection  Agency
          (EPA) regarding the Passaic River site.

     (6) Page 21. Additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.


                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1998 Annual Report and March 31, 1999 Quarterly Report to the SEC is updated below. References are to the related pages of the Form 10-K and the Quarterly Report for the quarter ended March 31, 1999 as printed and distributed.

Impact of Drought Emergency

     New Matter. Continuing dry weather in the northeastern United States has caused a state of water emergency to be declared in New Jersey on August 5, 1999. The operation of the condenser cooling water systems for PSE&G's generating stations should not be adversely affected due to the drought emergency. Only units located in the Delaware River Basin (Mercer, Burlington, Hope Creek and Salem) are on a fresh water body where public drinking water supplies could be potentially impacted by an upriver movement of the salt line. The Merrill Creek Reservoir was built by seven electric utility companies in the Delaware River Basin, including PSE&G, so that power reduction would not be necessary during drought warnings or drought emergency conditions. The Merrill Creek Reservoir releases water during low flow conditions to offset consumptive water use from the operation of the cooling systems of those units and, as a result, these units do not have to reduce power levels or shut down.

     However, all other water uses at PSE&G's generating stations (including Delaware River Basin units), distribution facilities and other PSEG and PSE&G locations do come under the jurisdiction of the Delaware River Basin Commission
(DRBC) and NJDEP and are subject to mandatory curtailments and reductions during a drought emergency. PSEG and PSE&G are taking appropriate actions to reduce water consumption and to mitigate the potential impacts which could arise from the drought emergency condition. PSEG and PSE&G cannot predict what actions the DRBC or NJDEP may take if the drought conditions worsen; however, such actions could have a material adverse effect on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

Credit Ratings

     Form 10-K, page 6. Energy Holdings' revolving credit facility which was entered into in May 1999 has been rated as follows:

     Standard & Poor's              BBB-    Outlook: Stable
     Moody's                        Ba1

Toxic Release Inventory

     Form 10-K, page 20. The United States Environmental Protection Agency (EPA) has revised its Toxic Release Inventory (TRI) program to expand it to include electric generating facilities. By July 1, 1999, electric generating facilities were required to report their toxic release numbers for 1998 to the EPA. PSE&G filed its first report under this program on June 2, 1999 reporting PSE&G's 1998 emissions of acid gases and heavy metals. Because this is solely a disclosure requirement, PSEG and PSE&G do not expect a material impact on their financial condition, results of operations or net cash flows; however, PSEG and PSE&G are pursuing options to reduce toxic releases.

Air Pollution Control

     Form 10-K, page 20 and March 31, 1999 Form 10-Q, Page 40. For discussion of NOx allowances, see Note 5. Commitments and Contingent Liabilities of Notes.

Generation Properties

     Form 10-K,  page 27.  Conectiv,  parent of Atlantic City  Electric  Company
(ACE) and Delmarva Power & Light Company (DP&L), has announced that it will sell its generating assets. Those assets include Conectiv's 5% share in Hope Creek Generating Station (Hope Creek), its 15% share in the Salem Generating Stations (Salem) and its 15% share in the Peach Bottom Atomic Power Station (Peach Bottom). Conectiv also plans to sell its ownership shares in the coal-fired Conemaugh and Keystone plants in western Pennsylvania.
PSE&G owns approximately 23% of those stations.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A) A listing of exhibits being filed with this document is as follows:

                                    PSEG
  ------------------------------------------------------------------------------
   Exhibit Number                        Document
  ----------------  ------------------------------------------------------------
        12          Computation of Ratios of Earnings to Fixed Charges (PSEG)

       27(A)        Financial Data Schedule (PSEG)

        4           Form of Notes for PSEG Series C Extendible Notes


                                   PSE&G
  ------------------------------------------------------------------------------
   Exhibit Number                        Document
  ----------------  ------------------------------------------------------------

       12(A)        Computation of Ratios of Earnings to Fixed Charges (PSE&G)

       12(B) Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock Dividend Requirements (PSE&G)

       27(B)        Financial Data Schedule (PSE&G)



(B) Reports on Form 8-K:

     Registrant               Date of Report                  Items Reported
  -----------------     ---------------------------      -----------------------

   PSEG and PSE&G             April 26, 1999                      Item 5

   PSEG and PSE&G             July 21, 1999                    Items 5 and 7

                           FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report are forward-looking statements which are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. For those statements, PSEG and PSE&G claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services; managing rapidly changing wholesale energy trading operations in conjunction with electricity and gas production, transmission and distribution systems; managing foreign investments and electric generation and distribution operations in locations outside of the traditional utility service territory; political and foreign currency risks; an increasingly competitive energy marketplace; sales retention and growth potential in a mature PSE&G service territory; ability to complete development or acquisition of current and future investments; partner and counterparty risk; exposure to market price fluctuations and volatility of fuel and power supply, power output, marketable securities, among others; ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals; ability to obtain securitization proceeds; Federal, state and foreign regulatory actions; regulatory oversight with respect to utility and non-utility affiliate relations and activities; Year 2000 issues; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of reprocessing and storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; the ability to economically and safely operate nuclear facilities in accordance with regulatory requirements; environmental concerns; and market risk and debt and equity market concerns associated with these issues.

     PSEG and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and PSE&G prior to the effective date of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     ---------------------------------------

                                  (Registrants)


                        By:    PATRICIA A. RADO
                     ---------------------------------------
                               Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)



Date: August 16, 1999