Form 10-Q
period 1999-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 1999-11-12
CIK 788784, 81033

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

             For the quarterly period ended September 30, 1999

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

                     Class: Common Stock, without par value
                    Outstanding at October 31, 1999: 218,591,318

As of October 31, 1999, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements
                                                                        Page
                                                                        ----
     Public Service Enterprise Group Incorporated (PSEG):

       Consolidated Statements of Income for the Three and Nine
       Months Ended September 30, 1999 and 1998........................   1

       Consolidated Balance Sheets as of September 30, 1999
       and December 31, 1998...........................................   2

       Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 1999 and 1998........................   4

     Public Service Electric and Gas Company (PSE&G):

       Consolidated Statements of Income for the Three and Nine
       Months Ended September 30, 1999 and 1998........................   5

       Consolidated Balance Sheets as of September 30, 1999
       and December 31, 1998...........................................   6

       Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 1999 and 1998........................   8

     Notes to Consolidated Financial Statements -- PSEG................   9

     Notes to Consolidated Financial Statements -- PSE&G...............  28

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       PSEG ...........................................................  29
       PSE&G...........................................................  50

   Item 3. Qualitative and Quantitative Disclosures About Market Risk..  50

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...........................................  51

   Item 5. Other Information...........................................  53

   Item 6. Exhibits and Reports on Form 8-K............................  53

   Forward Looking Statements..........................................  53

   Signatures..........................................................  55

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

                          ITEM 1. FINANCIAL STATEMENTS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)


                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                   -----------------------------     ----------------------------
                                                                      1999             1998             1999             1998
                                                                   ------------     ------------     ------------     -----------
OPERATING REVENUES
    Electric Revenues  *
      Bundled  (1/1/99 - 7/31/99)                                        $ 494          $ 1,212          $ 2,480         $ 3,094
      Generation (8/1/99 - 9/30/99)                                        430                -              430               -
      Transmission and Distribution (8/1/99 - 9/30/99)                     320                -              320               -
                                                                   ------------     ------------     ------------     -----------
        Total Electric Revenues                                          1,244            1,212            3,230           3,094
    Gas Distribution (1/1/99 - 9/30/99)                                    214              197            1,191           1,081
    Other                                                                  148               30              416             285
                                                                   ------------     ------------     ------------     -----------
        Total Operating Revenues                                         1,606            1,439            4,837           4,460
                                                                   ------------     ------------     ------------     -----------
OPERATING EXPENSES
    Electric Energy Costs                                                  312              280              775             740
    Gas Costs                                                              154              135              780             733
    Operation and Maintenance                                              471              363            1,328           1,108
    Depreciation and Amortization                                          122              162              410             485
    Taxes Other Than Income Taxes                                           44               49              143             154
                                                                   ------------     ------------     ------------     -----------
          Total Operating Expenses                                       1,103              989            3,436           3,220
                                                                   ------------     ------------     ------------     -----------
OPERATING INCOME                                                           503              450            1,401           1,240
Other Income - net                                                          26                8               39              21
Interest Charges                                                          (126)            (114)            (355)           (344)
Preferred Securities Dividend Requirements                                 (23)             (22)             (70)            (57)
                                                                   ------------     ------------     ------------     -----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                       380              322            1,015             860
Income Taxes                                                              (159)            (142)            (425)           (367)
                                                                   ------------     ------------     ------------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                                           221              180              590             493
Extraordinary Item (Net of Tax of  $ - and $345)                           (14)               -             (804)              -
                                                                   ------------     ------------     ------------     -----------
 NET INCOME (LOSS)                                                       $ 207            $ 180           $ (214)          $ 493
                                                                   ============     ============     ============     ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (OOO's)                                                 219,225          231,727          220,413         231,901
                                                                   ============     ============     ============     ===========

EARNINGS (LOSSES) PER SHARE (BASIC AND DILUTED):
Income Before Extraordinary Item                                        $ 1.01           $ 0.78           $ 2.68          $ 2.13
Extraordinary Item (Net of Tax)                                          (0.06)               -            (3.65)              -
                                                                   ------------     ------------     ------------     -----------
Net Income (Loss)                                                       $ 0.95           $ 0.78          $ (0.97)         $ 2.13
                                                                   ============     ============     ============     ===========

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                $ 0.54           $ 0.54           $ 1.62          $ 1.62
                                                                   ============     ============     ============     ===========

 *  Note:  Bundled  revenues were recorded  based on the bundled rates in effect through 7/31/99. Commencing with the unbundling of rates on 8/1/99, revenues
    are   disaggregated   between   Generation   Revenue  and  Transmission  and
    Distribution Revenue.

    See Notes to Consolidated Financial Statements.


               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                          (Millions of Dollars)
                                                                                (Unaudited)
                                                                                September 30,    December 31,
                                                                                    1999             1998
                                                                                -------------  ---------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                            $ 84          $ 140
  Accounts Receivable:
    Customer Accounts Receivable                                                        620            506
    Other Accounts Receivable                                                           385            219
    Less: Allowance for Doubtful Accounts                                                45             38
  Unbilled Revenues                                                                     163            255
  Fuel                                                                                  351            331
  Materials and Supplies, net of  valuation reserves - 1999, $40;
    1998, $12                                                                           134            167
  Prepayments                                                                           163             61
  Miscellaneous Current Assets                                                           95             32
                                                                                -----------   ------------
       Total Current Assets                                                           1,950          1,673
                                                                                -----------   ------------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                               1,747          9,226
  Electric - Transmission and Distribution                                            4,983          4,953
  Gas - Distribution                                                                  2,982          2,882
  Other                                                                                 555            551
                                                                                -----------   ------------
       Total                                                                         10,267         17,612
  Less: Accumulated depreciation and amortization                                     3,648          7,080
                                                                                -----------   ------------
       Net                                                                            6,619         10,532
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $402; 1998, $312                                                             173            187
                                                                                -----------   ------------
       Net Property, Plant and Equipment in Service                                   6,792         10,719
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $43; 1998, $72                                                      140            219
  Plant Held for Future Use                                                              21             24
                                                                                -----------   ------------
       Net Property, Plant and Equipment                                              6,953         10,962
                                                                                -----------   ------------

NONCURRENT ASSETS
 Regulatory Assets                                                                    5,078          1,579
 Long-Term Investments, net of accumulated amortization - 1999, $40;
    1998, $28, and net of valuation allowances - 1999, $19; 1998, $18                 3,689          3,034
 Nuclear Decommissioning Fund                                                           579            524
 Other Special Funds                                                                    141            125
 Other Noncurrent Assets,  net of accumulated amortization -
    1999, $10; 1998, $8                                                                 200            100
                                                                                -----------   ------------
       Total Noncurrent Assets                                                        9,687          5,362
                                                                                -----------   ------------
TOTAL                                                                              $ 18,590       $ 17,997
                                                                                ===========   ============

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                                   (Unaudited)
                                                                    September 30,    December 31,
                                                                       1999              1998
                                                                   -------------    ----------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                                      $ 755               $ 418
  Commercial Paper and Loans                                              1,602               1,056
  Accounts Payable                                                          826                 655
  Accrued Taxes                                                              68                  41
  Other                                                                     359                 288
                                                                   -------------    ----------------
       Total Current Liabilities                                          3,610               2,458
                                                                   -------------    ----------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                           2,890               3,706
  Regulatory Liability - Excess Depreciation Reserve                        569                   -
  Nuclear Decommissioning                                                   475                   -
  OPEB Costs                                                                376                 344
  Other                                                                     692                 420
                                                                   -------------    ----------------
       Total Noncurrent Liabilities                                       5,002               4,470
                                                                   -------------    ----------------

COMMITMENTS AND CONTINGENT LIABILITIES                                        -                   -
                                                                   -------------    ----------------

CAPITALIZATION:
  LONG TERM DEBT                                                          4,711               4,763
                                                                   -------------    ----------------

  SUBSIDIARIES' PREFERRED SECURITIES:
    Preferred Stock Without Mandatory Redemption                             95                  95
    Preferred Stock With Mandatory Redemption                                75                  75
    Guaranteed Preferred Beneficial Interest in Subordinated
     Debentures                                                           1,038               1,038
                                                                   -------------    ----------------
       Total Subsidiaries' Preferred Securities                           1,208               1,208
                                                                   -------------    ----------------

  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, issued; 231,957,608 shares                              3,604               3,603
    Treasury Stock, at cost; 1999 - 13,209,490 shares,
       1998 - 5,314,100 shares                                             (516)               (207)
    Retained Earnings                                                     1,177               1,748
    Accumulated Other Comprehensive Income (Loss)                          (206)                (46)
                                                                   -------------    ----------------
       Total Common Stockholders' Equity                                  4,059               5,098
                                                                   -------------    ----------------
            Total Capitalization                                          9,978              11,069
                                                                   -------------    ----------------
TOTAL                                                                  $ 18,590            $ 17,997
                                                                   =============    ================

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 -----------------------
                                                                                    1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(214)        $ 493
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                                   804             -
    Depreciation and Amortization                                                     410           485
    Amortization of Nuclear Fuel                                                       68            70
    Recovery of Electric Energy and Gas Costs - net                                    68            98
    Provision for Deferred Income Taxes and ITC - net                                (227)            -
    Investment Distributions                                                          124            79
    Gains on Investments                                                             (103)          (66)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                                     (127)           (5)
       Prepayments                                                                   (102)         (186)
       Accounts Payable                                                               174            39
       Other Current Assets and Liabilities                                             1           (20)
    Other                                                                              79            (8)
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      955           979
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                                        (280)         (359)
  Net Change in Long-Term Investments                                                (846)            8
  Contribution to Decommissioning Funds and Other Special Funds                       (51)          (91)
  Other                                                                                 -           (39)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                       (1,177)         (481)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                                       546          (242)
  Issuance of Long-Term Debt                                                          713           250
  Redemption/Purchase of Long-Term Debt                                              (428)         (527)
  Issuance of Preferred Securities                                                      -           525
  Purchase of Treasury Stock                                                         (309)          (91)
  Cash Dividends Paid on Common Stock                                                (357)         (376)
  Other                                                                                 1           (42)
                                                                                 ---------    ----------
       Net Cash Provided By (Used In) Financing Activities                            166          (503)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (56)           (5)
Cash And Cash Equivalents At Beginning Of Year                                        140            83
                                                                                 ---------    ----------
Cash And Cash Equivalents At End Of Period                                           $ 84          $ 78
                                                                                 =========    ==========

Income Taxes Paid                                                                   $ 426         $ 347
Interest Paid                                                                       $ 345         $ 339

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                                               Three Months Ended              Nine Months Ended
                                                                                 September 30,                   September 30,
                                                                       -----------------------------     ---------------------------
                                                                           1999             1998             1999             1998
                                                                       ------------     ------------     ----------      -----------
OPERATING REVENUES
    Electric Revenues  *
      Bundled  (1/1/99 - 7/31/99)                                           $ 494          $ 1,212         $ 2,480          $ 3,094
      Generation (8/1/99 - 9/30/99)                                           430                -             430                -
      Transmission and Distribution (8/1/99 - 9/30/99)                        320                -             320                -
                                                                         ---------     ------------     -----------      -----------
        Total Electric Revenues                                             1,244            1,212           3,230            3,094
    Gas Distribution (1/1/99 - 9/30/99)                                       214              197           1,191            1,081
                                                                         ---------     ------------     -----------      -----------
        Total Operating Revenues                                            1,458            1,409           4,421            4,175
                                                                         ---------     ------------     -----------      -----------
OPERATING EXPENSES
    Electric Energy Costs                                                     309              273             765              729
    Gas Costs                                                                 141              127             730              687
    Operation and Maintenance                                                 382              324           1,141              991
    Depreciation and Amortization                                             120              160             405              478
    Taxes Other Than Income Taxes                                              43               51             142              155
                                                                         ---------     ------------     -----------      -----------
          Total Operating Expenses                                            995              935           3,183            3,040
                                                                         ---------     ------------     -----------      -----------
OPERATING INCOME                                                              463              474           1,238            1,135
Other Income - net                                                              5                8               8               14
Interest Charges                                                              (98)             (94)           (284)            (276)
Preferred Securities Dividend Requirements                                    (12)             (11)            (35)             (33)
                                                                         ---------     ------------     -----------      -----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                          358              377             927              840
Income Taxes                                                                 (153)            (160)           (393)            (355)
                                                                         ---------     ------------     -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                              205              217             534              485
Extraordinary Item (Net of Tax of  $ - and $345)                              (14)               -            (804)               -
                                                                         ---------     ------------     -----------      -----------
NET INCOME (LOSS)                                                             191              217            (270)             485
Preferred Stock Dividend Requirement                                           (2)              (2)             (7)              (7)
                                                                         ---------     ------------     -----------      -----------
EARNINGS (LOSSES) AVAILABLE TO
 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED                               $ 189            $ 215          $ (277)           $ 478
                                                                         =========     ============     ===========      ===========

 *  Note:  Bundled  revenues were recorded  based on the bundled rates in effect through 7/31/99. Commencing with the unbundling of rates on 8/1/99, revenues
    are   disaggregated   between   Generation   Revenue  and  Transmission  and
    Distribution Revenue.

    See Notes to Consolidated Financial Statements.

                PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                         (Millions of Dollars)
                                                                                (Unaudited)
                                                                               September 30,     December 31,
                                                                                    1999             1998
                                                                               -------------   -----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                                            $ 24            $ 42
  Accounts Receivable:
    Customer Accounts Receivable                                                        500             451
    Other Accounts Receivable                                                           352             178
    Less: Allowance for Doubtful Accounts                                                39              34
  Unbilled Revenues                                                                     163             255
  Fuel                                                                                  348             331
  Materials and Supplies, net of  valuation reserves - 1999, $40;
    1998, $12                                                                           134             165
  Prepayments                                                                           159              52
  Miscellaneous Current Assets                                                           41              32
                                                                               -------------   -------------
       Total Current Assets                                                           1,682           1,472
                                                                               -------------   -------------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                               1,747           9,226
  Electric - Transmission and Distribution                                            4,983           4,953
  Gas - Distribution                                                                  2,982           2,882
  Other                                                                                 449             461
                                                                               -------------   -------------
       Total                                                                         10,161          17,522
  Less: Accumulated depreciation and amortization                                     3,606           7,049
                                                                               -------------   -------------
       Net                                                                            6,555          10,473
  Nuclear Fuel in Service, net of accumulated amortization -
     1999, $402; 1998, $312                                                             173             187
                                                                               -------------   -------------
       Net Property, Plant and Equipment in Service                                   6,728          10,660
  Construction Work in Progress, including Nuclear Fuel in
    Process - 1999, $43; 1998, $72                                                      140             219
  Plant Held for Future Use                                                              21              24
                                                                               -------------   -------------
       Net Property, Plant and Equipment                                              6,889          10,903
                                                                               -------------   -------------

NONCURRENT ASSETS
 Regulatory Assets                                                                    5,078           1,579
 Long-Term Investments                                                                   74              65
 Nuclear Decommissioning Fund                                                           579             524
 Other Special Funds                                                                    141             125
 Other Noncurrent Assets                                                                102               1
                                                                               -------------   -------------
       Total Noncurrent Assets                                                        5,974           2,294
                                                                               -------------   -------------

TOTAL                                                                              $ 14,545        $ 14,669
                                                                               =============   =============
See Notes to Consolidated Financial Statements.

          PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                CONSOLIDATED BALANCE SHEETS
               LIABILITIES AND CAPITALIZATION
                   (Millions of Dollars)
                                                                   (Unaudited)
                                                                    September 30,    December 31,
                                                                       1999            1998
                                                                   -------------   --------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                                      $ 638            $ 100
  Commercial Paper and Loans                                              1,080              850
  Accounts Payable                                                          746              611
  Other                                                                     286              253
                                                                   -------------   --------------
       Total Current Liabilities                                          2,750            1,814
                                                                   -------------   --------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                           2,011            2,846
  Regulatory Liability - Excess Depreciation Reserve                        569                -
  Nuclear Decommissioning                                                   475                -
  OPEB Costs                                                                376              344
  Other                                                                     666              397
                                                                   -------------   --------------
       Total Noncurrent Liabilities                                       4,097            3,587
                                                                   -------------   --------------
COMMITMENTS AND CONTINGENT LIABILITIES                                        -                -
                                                                   -------------   --------------

CAPITALIZATION:
  LONG TERM DEBT                                                          3,261            4,045
                                                                   -------------   --------------

  PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption                              95               95
   Preferred Stock With Mandatory Redemption                                 75               75
   Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
     Debentures                                                             513              513
                                                                   -------------   --------------
       Total Preferred Securities                                           683              683
                                                                   -------------   --------------

  COMMON STOCKHOLDER'S EQUITY:
    Common Stock, issued; 132,450,344 shares                              2,563            2,563
    Contributed Capital                                                     594              594
    Retained Earnings                                                       600            1,386
    Accumulated Other Comprehensive Income (Loss)                            (3)              (3)
                                                                   -------------   --------------
       Total Common Stockholder's Equity                                  3,754            4,540
                                                                   -------------   --------------
            Total Capitalization                                          7,698            9,268
                                                                   -------------   --------------
TOTAL                                                                  $ 14,545         $ 14,669
                                                                   =============   ==============

See Notes to Consolidated Financial Statements.

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Millions of Dollars)
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                    1999         1998
                                                                                 ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(270)        $ 485
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                                   804             -
    Depreciation and Amortization                                                     405           478
    Amortization of Nuclear Fuel                                                       68            70
    Recovery of Electric Energy and Gas Costs - net                                    68            98
    Provision for Deferred Income Taxes - net                                        (203)           11
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                                     (126)          (66)
       Prepayments                                                                   (107)           41
       Accounts Payable                                                               138          (185)
       Other Current Assets and Liabilities                                            (9)           12
    Other                                                                              85            31
                                                                                 ---------    ----------
       Net Cash Provided By Operating Activities                                      853           975
                                                                                 ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                                        (280)         (359)
  Contribution to Decommissioning Funds and Other Special Funds                       (51)          (91)
  Other                                                                                (8)          (17)
                                                                                 ---------    ----------
       Net Cash Used In Investing Activities                                         (339)         (467)
                                                                                 ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                                       230           (24)
  Issuance of Long-Term Debt                                                            -           250
  Redemption/Purchase of Long-Term Debt                                              (246)         (351)
  Cash Dividends Paid on Common Stock                                                (510)         (376)
  Other                                                                                (6)           (7)
                                                                                 ---------    ----------
       Net Cash Used In Financing Activities                                         (532)         (508)
                                                                                 ---------    ----------
Net Change In Cash And Cash Equivalents                                               (18)            -
Cash And Cash Equivalents At Beginning Of Year                                         42            17
                                                                                 ---------    ----------
Cash And Cash Equivalents At End Of Period                                           $ 24          $ 17
                                                                                 =========    ==========

Income Taxes Paid                                                                   $ 443         $ 333
Interest Paid                                                                       $ 297         $ 295

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation/Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1998 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999, July 21, 1999, September 15, 1999 and October 14, 1999.

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

     The presentation of revenues on the Consolidated Statements of Income has changed, effective August 1, 1999, due to the deregulation of the electric generation business by the New Jersey Board of Public Utilities' (BPU) in Public Service Electric and Gas Company's (PSE&G) rate unbundling, stranded costs and restructuring proceedings. Effective with that date, electric rates charged to ratepayers have been unbundled and the generation, transmission, distribution and other components of the total rate have become separate charges. As a result, the presentation of revenues has also changed. PSE&G's generation business earns revenues by providing the energy and capacity to meet PSE&G's basic generation service (BGS) obligation. Generation revenues are also produced by a variety of wholesale energy and capacity sales and other ancillary services. PSE&G's transmission and distribution businesses remain rate regulated and will continue to earn revenues based on PSE&G's tariffs under which PSE&G provides transmission and distribution services for its residential, commercial and industrial customers in New Jersey. The rates charged for transmission and distribution are regulated by the Federal Energy Regulatory Commission (FERC) and the BPU, respectively. Transmission and distribution revenues are also generated from a variety of other activities such as sundry sales, wholesale transmission services and other miscellaneous services. Revenues earned prior to August 1, 1999 continue to be presented as Bundled Electric revenues on the Consolidated Statements of Income as they were earned based upon bundled electric rates prior to the deregulation of PSE&G's generation business. For more information on deregulation and PSE&G's rate unbundling, stranded costs and restructuring proceedings, including the BPU's Final Decision and Order (Final Order), see Note 2. Regulatory Issues.

Summary of Significant Accounting Policies

     Effective April 1, 1999, PSE&G discontinued the application of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for the electric generation portion of its business. PSE&G calculated an extraordinary charge consistent with the requirements of Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4) and SFAS 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101). The portion of the extraordinary charge related to an impairment of long-lived assets was calculated in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The discontinuation of the application of SFAS 71 had a material impact on Public Service Enterprise Group Incorporated's (PSEG) and PSE&G's financial condition and results of operations. For further discussion, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation. PSE&G's transmission and distribution businesses, which continue to be regulated, continue to meet the requirements for the application of SFAS 71.

     In concert with the discontinuation of SFAS 71, PSE&G revised a number of accounting policies related to its generation-related capital assets. Under a revised capitalization policy, PSE&G will only capitalize costs which increase the capacity or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. Under a revised depreciation policy, PSE&G will calculate depreciation consistent with revised asset lives determined by PSE&G policy rather than using depreciation rates prescribed by the BPU in rate proceedings. Finally, under a revised asset retirement policy, the portion of future retirements which have not been fully depreciated will impact earnings.

     In the past, fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) mechanism and variances in fuel revenues and expenses were subject to deferral accounting and had no direct effect on earnings. Due to the discontinuation of the LEAC mechanism on August 1, 1999, earnings volatility will increase since the unregulated electric generation portion of PSEG's business ceased to follow deferral accounting. PSE&G now bears the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. For further discussion, see Note 4. Regulatory Assets and Liabilities.

     Effective January 1, 1999, PSEG and PSE&G adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy trading contracts be marked to market with gains and losses included in earnings and separately disclosed in the financial statements or footnotes. Previously, the gains and losses associated with these contracts were recorded upon settlement. The adoption of EITF 98-10 did not have a material impact on the financial condition, results of operations or net cash flows of PSEG or PSE&G.

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

Note 2.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     Following the passage of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the BPU rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999. On August 24, 1999, the BPU issued a Final Order in these matters which provided the reasoning for the action taken by the BPU and affirmed, in all material respects, the decisions and actions previously approved in the BPU's Summary Order, with the exception of PSE&G's treatment of investment tax credits (ITC) of $235 million related to PSE&G's generation assets (see Investment Tax Credits).

     In October and November 1999, two Notices of Appeal of each of the Final Order and of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) (see Securitization Filing and Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several ratepayers. The Court granted requests to accelerate two of the appeals and ordered that the matters be consolidated. The Court further established November 3, 1999 as the deadline for the filing of any additional appeals of these Orders and directed the BPU to certify the record of both proceedings by November 5, 1999. No additional Notices of Appeal were filed and the record was certified to the Court on such date. In addition, the Court established an expedited briefing schedule with appellants' briefs due December 10, 1999, respondents' briefs due January 5, 2000 and reply briefs due January 14, 2000. The Court fixed oral argument on the consolidated matters for March 8, 2000. While PSEG and PSE&G believe that the appeals are without merit, no assurances can be given at this time as to the timing or outcome of these proceedings. Accordingly, neither PSEG nor PSE&G are able to predict whether such appeals will have a material adverse effect on their financial condition, results of operations or net cash flows.

     The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings are hereinafter referred to as the Energy Master Plan Proceedings. The result of these proceedings is that all New Jersey retail electric customers have had the ability to select their electric supplier beginning August 1, 1999 (see Retail Choice) and all New Jersey retail gas customers may select their gas supplier commencing December 31, 1999, thus opening the New Jersey energy markets to competition. For discussion of the extraordinary charge to earnings recorded as a result of the deregulation of PSE&G's generation business, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     The Final Order provides for the following; however, the existence of such appeals noted above may impact the implementation provided in the Final Order:

     Transition Period

     o A four-year transition period beginning August 1, 1999 and ending July 31, 2003. During this transition period, rates for those services provided by PSE&G will be capped for all electric customers.

     Rate Reductions

     o Customers will receive through July 2003 the following rate reductions from those rates in effect on July 31, 1999 according to the schedule below:

                        Effective Date      Amount of Rate Reduction
                        --------------      ------------------------
                        August 1, 1999:     5%
         At the time of securitization:     increasing to 7% (minimum)
                        August 1, 2001:     increasing to 9% (minimum)
                        August 1, 2002:     increasing  to 13.9%  average  (10%
                                            off rates in effect in April 1997)

         The BPU, in finding that the second and third incremental rate reductions assume achievement of 2% overall savings from securitization (in addition to the 1% assumed in the initial 5% reduction), conditioned these additional interim rate reductions upon implementation of securitization. The BPU further determined that the final aggregate rate reduction in 2002 of 13.9% is required by the Energy Competition Act and is not contingent on the implementation of securitization.

         On August 18, 1999, the BPU approved PSE&G's compliance tariff filing reflecting the 5% decrease in rates. On August 1, 1999, PSE&G had implemented this rate reduction, previously approved on a provisional basis.

     Shopping Credits

     o Shopping credits (credits which a customer electing a new supplier of electricity will receive from PSE&G) will be established for the transition period and will include the cost of energy, capacity, transmission, ancillary services, losses, taxes and a retail adder. The average overall credits will be as follows:

                  1999:    4.95 cents per kilowatt hour (kWh)
                  2000:    5.03 cents per kWh
                  2001:    5.06 cents per kWh
                  2002:    5.10 cents per kWh
                  2003:    5.10 cents per kWh

     Stranded Costs

     o The BPU concluded that PSE&G should be provided the opportunity to recover up to $2.94 billion (net of tax) of its generation-related stranded costs, through securitization of $2.4 billion (discussed below) and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a present value basis. The $540 million is subject to recovery by various means, including an explicit market transition charge (MTC). The stranded costs recovery is subject to a reconciliation of the collection of unsecuritized generation-related stranded costs.

     o PSE&G was directed to use the overrecovered balance in the LEAC as of July 31, 1999 as a mitigation tool for stranded cost recovery associated with non-utility generation (NUG) contracts. PSE&G will apply the overrecovery as a credit to the starting deferred balance of the non-utility generation market transition charge (NTC) to offset future above market costs and/or contract buyouts otherwise recoverable from ratepayers.

     Securitization

     o The BPU concluded that it would issue an irrevocable Bondable Stranded Costs Rate Order, consistent with the provisions of the Energy Competition Act, to authorize PSE&G to issue up to $2.525 billion of transition bonds, with a scheduled amortization upon issuance of 15 years, representing $2.4 billion of generation-related stranded costs (net of tax) and an estimated $125 million of transaction costs. A transition bond charge will be collected from all existing and future electric customers via a single per kWh "wires charge" to be subject to adjustment at least annually. For further details, see Securitization Filing and Finance Order.

     o The BPU determined that the taxes related to securitization, which reflect the grossed up revenue requirements associated with the $2.4 billion in generation-related stranded costs (net of tax) being securitized, are recoverable stranded costs. The BPU determined that such taxes should not be collected through the transition bond charge; rather, such taxes will be collected via a separate MTC. The duration of this separate MTC is to be identical to the duration of the transition bond charge.

     o The BPU clarified the language concerning the use of the net proceeds of securitization to indicate that the refinancing or retirement of debt and/or equity shall be done in a manner that will not substantially alter PSE&G's overall capital structure.

     Sale of Generation-Related Assets

     o As directed by the Final Order, PSE&G will sell its generation property, plant and equipment to a separate unregulated subsidiary of PSEG for $2.443 billion plus the net book value of other generation-related assets and liabilities transferred at the time of purchase, such as fuel and materials and supplies, currently estimated to be between $200 million and $400 million. PSE&G and PSEG Power LLC (Power), the separate unregulated subsidiary of PSEG, will record the difference between the net book value of the generation property, plant and equipment and the $2.443 billion of sale proceeds as an increase and decrease to contributed capital, respectively, on their financial statements.

     o Such separate company will become an exempt wholesale generator (EWG) under the Public Utility Holding Company Act (PUHCA). Any gains resulting from any sale of the generation-related assets to a third party which occurs before August 1, 2004 must be shared equally between ratepayers and shareholders. For further discussion, see Generation-Related Asset Sale to Power.

     Basic Generation Service

     o PSE&G is obligated to provide BGS to customers who do not choose another electric supplier. PSE&G will contract with Power, through Power's wholly owned subsidiary PSEG Energy Resources & Trade LLC
          (ER&T), to provide the energy and capacity required to meet PSE&G's BGS and Off-Tariff Rate Agreements (OTRA) obligations for the first three years of retail choice (see Generation-Related Asset Sale to Power). PSEG, PSE&G and Power are prohibited from promoting such service as a competitive alternative to other electricity suppliers and marketers. BGS will be competitively bid for the fourth year and thereafter. Any payments resulting from BGS being bid out will be applied to the deferred societal benefit costs balance for purposes of establishing the societal benefit clause (SBC) rate in the fifth year.

     Societal Benefit Clause and Non-utility Generation Market Transition Clause

     o Societal benefit costs and stranded costs associated with NUG contracts will be collected through separate charges. Both charges will remain constant throughout the four-year transition period and PSE&G will use deferral accounting, including interest on any over/underrecoveries. The charges will be reset annually thereafter. The charge for the stranded NTC will be initially set at the 1999 level of $183 million annually. Any NUG contract buyouts will also be charged to the NTC and will be subject to deferral accounting. The SBC will include costs related to: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs (see Other Regulatory Issues); 4) manufactured gas plant remediation; and 5) consumer education.

     Electric Distribution Depreciation

     o PSE&G was directed by the BPU to record a regulatory liability by reducing its depreciation reserve for its electric distribution assets by $569 million. This regulatory liability will be amortized over the period from January 1, 2000 to July 31, 2003 (see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation).

     Investment Tax Credits

     o The BPU directed PSE&G to seek a private letter ruling from the Internal Revenue Service (IRS) to determine if the ITC can be credited to customers without violating the tax normalization rules of the Internal Revenue Code. If the IRS's private letter ruling determines that the ITC could be passed on to customers of PSE&G without violating the IRS's normalization rules, then the BPU in the fourth year of the transition period will consider any action which it may deem appropriate regarding the treatment of the ITC, giving consideration to the issues resolved in the Final Order and other relevant considerations. PSE&G accounted for the ITC as a reduction to the extraordinary charge recorded in the second quarter of 1999. PSE&G cannot predict the outcome of the ruling from the IRS or any subsequent potential actions which may be taken by the BPU. However, an adverse resolution to this matter would result in an additional extraordinary charge to income up to the amount of the ITC, which would likely have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

     Securitization Filing and Finance Order

     On September 17, 1999, the BPU issued its Finance Order to authorize, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity in payment therefor, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. The order was consistent with the provisions of the Energy Competition Act and the Final Order.

     PSE&G Transition Funding LLC, a wholly owned subsidiary of PSE&G, was created to issue such transition bonds. Two appeals have been filed which have challenged the Finance Order and will delay the sale of the transition bonds. Although PSEG and PSE&G believe the appeals are without merit, PSEG and PSE&G are unable to predict the outcome of such appeals. However, assuming a favorable outcome, PSEG and PSE&G expect such sale of transition bonds and receipt of proceeds therefrom will occur in the first half of 2000.

     Generation-Related Asset Sale to Power

     In anticipation of the Final Order directing the sale of generation-related assets, PSEG organized Power and its subsidiaries in June 1999. Power, and its subsidiaries, PSEG Fossil LLC (Fossil) and PSEG Nuclear LLC (Nuclear), will acquire and manage PSE&G's electric generation-related assets. The appeal, which has been filed challenging the approval granted by the BPU in the Final Order for this sale, will delay this sale. Although PSEG and PSE&G believe the appeals are without merit, PSEG and PSE&G are unable to predict the outcome of such appeals. However, assuming a favorable outcome, PSEG and PSE&G expect such sale will occur in the first half of 2000.

     Certain regulatory approvals are required prior to the sale of the generation-related assets to Power and its subsidiaries. Power has made the necessary filings and is awaiting final approval from the Nuclear Regulatory Commission (NRC) (to transfer PSE&G's nuclear licenses), the New Jersey
Department of Environmental Protection (NJDEP) and the Pennsylvania Public Utility Commission (PAPUC). Additionally, in October 1999, Nuclear and Fossil filed with the FERC for EWG status. In September 1999, FERC approved PSE&G's proposed sale of its generating units to Power and its subsidiaries. FERC conditionally accepted a number of other agreements. Additionally, FERC directed Power to make amendments clarifying the proposed rate formula by which ER&T would compensate Fossil and Nuclear for their actual costs and to redesignate the proposed market-based rate tariff from PSE&G to ER&T.

     Metering, Billing and Account Services

     In accordance with the Energy Competition Act, the BPU has mandated the creation of a Customer Account Services working group comprised of electric and/or gas utilities, including PSE&G, alternative energy service providers and other interested parties. The focus of the working group and the BPU will be to outline a timeline and the extent to which competition will be introduced to various functions, including metering, billing and customer service, and to create regulatory guidelines for making these services competitive. Meetings began in November 1999 with expectations that a formal proceeding will be scheduled sometime after January 2000.

     Generic Issues

     In 1999, the BPU issued a series of interim orders that decided generic issues related to the deregulation of the electric and gas industries in New Jersey. These orders addressed environmental disclosure standards, energy aggregation program standards, anti-slamming standards, retail choice consumer protection standards and licensing and registration standards applicable to all energy service providers. It is also anticipated that the BPU will issue an order addressing affiliate relationships and transactions, which could impact the pricing of affiliate transactions.

     Retail Choice

     Retail choice of electric energy suppliers started on August 1, 1999. Those retail customers who choose a third party supplier (TPS) are expected to begin to receive electric energy from such TPS commencing in the fourth quarter of 1999. As previously noted, the appeals of the Final Order may delay this implementation.

     Gas Unbundling

     The Energy Competition Act requires that all residential customers have the ability to choose a competitive gas supplier by December 31, 1999. As a result, on March 17, 1999, the BPU issued its Order requiring each natural gas utility to submit a rate unbundling filing.

     On April 30, 1999, PSE&G submitted its required gas unbundling compliance filing with the BPU. The discovery process has been completed, intervenor testimony has been filed and hearings before the BPU commenced on September 27, 1999. The BPU is expected to render a decision by the end of December 1999. PSE&G cannot predict the outcome of this proceeding.

     The Energy Competition Act also mandated similar rules for the gas industry as those for the electric industry addressing affiliate relations and consumer protection, among others. The standards adopted by the BPU for generic issues also apply to the competitive gas industry (see Generic Issues).

Other Regulatory Issues

     Energy Efficiency and Renewable Energy (Formerly DSM)

     The BPU adopted rules in 1991 to encourage utilities to offer DSM-related load management and conservation services. These rules were re-adopted in 1996 and were designed to treat DSM on equal regulatory footing with supply side or energy production investments. The Energy Competition Act requires the continuation of these energy efficiency programs and the initiation of renewable energy programs, the costs of which are to be recovered through a societal benefits charge on all electric and gas customers' bills. On June 9, 1999, the BPU initiated a proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the reevaluation of DSM programs and incorporation of new renewable programs. Key to this proceeding is the determination of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide basis. Hearings have been scheduled by the BPU with a target established that would permit it to render decisions for each of the utilities in lieu of settlements, if necessary, by February 9, 2000. PSE&G filed its proposed plan with the BPU on August 23, 1999.

     Non-utility Generation Buydown

     Under Federal and State regulations, utilities were required to enter into long-term power purchase agreements with NUGs at prices which have subsequently proven to be above market. PSE&G is seeking to restructure certain of its BPU approved contracts with NUGs, which were estimated to be $1.6 billion above assumed future market prices. In July 1999, PSE&G and American Ref-Fuel Company announced an agreement to amend a NUG contract originally signed in 1985 for the Essex County Resource Recovery Facility, a waste incinerator located in Newark, New Jersey. Under the terms of the agreement, PSE&G ratepayers will receive a cost reduction of up to $100 million over the remaining 20 years of the contract. In September 1999, the agreement was approved by the BPU and the costs to restructure this contract will be recovered through the NTC.

Note 3.  Extraordinary Charge and Other Accounting Impacts of Deregulation

     As previously disclosed, as a result of the BPU's issuance of the Summary Order in April 1999 and in accordance with EITF 97-4, PSE&G determined that SFAS 71 was no longer applicable to the electric generation portion of its business. Accordingly, in the second quarter, PSE&G recorded an extraordinary charge to earnings of $790 million (net of tax). PSE&G accounted for this charge consistent with the requirements of SFAS 101. In the third quarter of 1999, PSE&G revised the estimates inherent in the extraordinary charge and recorded an additional $14 million extraordinary charge. For discussion of the Final Order and PSE&G's treatment of ITC, see Note 2. Regulatory Issues.

     The extraordinary charge recorded in the second and third quarters of 1999 consisted primarily of the write-down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121. PSE&G performed a discounted cash flow analysis on a unit-by-unit basis to determine the amount of the impairment. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pre-tax) or approximately $3.09 billion (net of tax). This amount was offset by the creation of a $4.057 billion (pre-tax), or $2.4 billion (net of tax), regulatory asset related to the future receipt of securitization proceeds, as provided for in the Summary Order and affirmed in the Final Order.

     In addition to the impairment of PSE&G's electric generating stations, the extraordinary charge consisted of various accounting adjustments to reflect the absence of cost of service regulation in the electric generation portion of the business in the future. The adjustments primarily related to materials and supplies, general plant items and liabilities for certain contractual and environmental obligations.

     Other accounting impacts of the discontinuation of SFAS 71 included reclassifying the Accrued Nuclear Decommissioning Reserve and the Accrued Cost of Removal for generation-related assets from Accumulated Depreciation to Long-Term Liabilities. PSE&G also reclassified a $569 million excess depreciation reserve related to PSE&G's electric distribution assets from Accumulated Depreciation to a Regulatory Liability. Such amount will be amortized in accordance with the terms of the Final Order over the period from January 1, 2000 to July 31, 2003.

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

     Starting in the second quarter of 1999, PSE&G no longer met the requirements for the application of SFAS 71 to the electric generation portion of its business. In accordance with SFAS 101 and EITF 97-4, regulatory assets and liabilities related to the generation portion of PSE&G's business were written off, except to the extent the Summary and Final Orders provided for future recovery through regulated operations. Additionally, certain new regulatory assets and regulatory liabilities were recorded, in compliance with the Summary and Final Orders. For discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

     At September 30, 1999 and December 31, 1998, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:



                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                  ------------------   --------------
Regulatory Assets                                                        (Millions of Dollars)
Regulatory Asset--Stranded Costs                                          $4,057                $--
SFAS 109 Income Taxes                                                        287                704
OPEB Costs                                                                   237                270
Regulatory Asset--SBC                                                        137                 --
Demand Side Management Costs                                                   7                150
Environmental Costs                                                          106                139
Unamortized Loss on Reacquired Debt and Debt Expense                         122                135
Underrecovered Gas Costs                                                      --                 35
Other                                                                        125                146
                                                                  --------------       ------------
     Total Regulatory Assets                                              $5,078             $1,579
                                                                  ==============       ============
Regulatory Liabilities
Regulatory Liability--Excess Depreciation Reserve                           $569                $--
Regulatory Liability--NTC                                                     56                 --
Overrecovered Gas Costs                                                       23                 --
Overrecovered Electric Energy Costs                                           --                 39
Other Stranded Cost Recovery Offsets                                           6                  4
                                                                  --------------       ------------
     Total Regulatory Liabilities                                           $654                $43
                                                                  ==============       ============

     Regulatory Asset - Stranded Costs: PSE&G has recorded this regulatory asset to reflect the future revenues which will be collected via the securitization transition charge which was authorized by the BPU's Finance Order.

     SFAS 109 Income Taxes: This amount represents the regulatory asset related to the recognition of deferred income taxes arising from the implementation of SFAS 109, "Accounting for Income Taxes" (SFAS 109). Due to the discontinuation of SFAS 71 for the electric generation portion of PSE&G's business, the deferred taxes related to these assets have been reduced and included in the determination of the Extraordinary Item.

     Regulatory Asset - SBC: See Note 2. Regulatory Issues for a description of the SBC. Before creation of the SBC, the electric DSM and manufactured gas plant remediation costs were included in DSM and Environmental Costs, respectively, as listed above.

     Regulatory Liability - Excess Depreciation Reserve: As required by the BPU, PSE&G reduced its depreciation reserve for its electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. In 2000 and 2001, $125 million will be amortized each year. In 2002 and 2003, $135 million and $184 million will be amortized, respectively.

     Regulatory Liability - NTC: See Note 2. Regulatory Issues for a description of the NTC.

     Regulatory Liability - Overrecovered Electric Energy Costs: As provided by the BPU in the Final Order, PSE&G continued to follow deferral accounting treatment for the LEAC through July 31, 1999. At July 31, 1999, Overrecovered Electric Energy Costs were $59 million. Pursuant to the Final Order, the overrecovered balance as of July 31, 1999 was applied as a credit to the starting deferred balance of the NTC.

 Note 5.  Commitments and Contingent Liabilities

Pending Asset Purchases

         PSEG has entered into contracts to purchase a number of combustion turbines to expand capacity at a number of generating sites. PSEG's commitment under these contracts is approximately $392 million to be expended through December 2001. Through October 31, 1999, payments of approximately $70 million were made under these contracts.

     On October 6, 1999, Power announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk), a New York State utility, to purchase its 400 megawatt oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Niagara Mohawk could also receive up to an additional $11.5 million if Power chooses to pursue redevelopment of the Albany Steam Station. Under a transition power contract in place through September 2003, Niagara Mohawk will purchase electricity from Power at prices consistent with those established in Niagara Mohawk's regulatory agreement with the New York Public Service Commission (NYPSC). The purchase of the Albany Steam Station will provide Power entry into the New York Power Pool. The purchase is subject to approval by the NYPSC and Federal agencies including FERC. Power expects to complete the transaction in the first quarter of 2000.

     On September 30, 1999, Power announced that it has signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Conectiv is the parent of Atlantic City Electric Company
(ACE) and Delmarva Power & Light Company (DP&L). Power will purchase Conectiv's 14.82% interest (328 megawatts) in Salem, Conectiv's 5% interest (52 megawatts) in Hope Creek and half of Conectiv's 15.02% interest (164 megawatts) in Peach Bottom. Once completed, PSEG would own a 57.41% interest (1,270 megawatts) in Salem, a 100% interest (1,031 megawatts) in Hope Creek and a 50% interest (1,094 megawatts) in Peach Bottom. The addition of the nuclear assets to Power's portfolio is in line with its growth-oriented generation and trading strategy in the Northeast/Mid-Atlantic region. The purchases are subject to approval by the BPU, the Delaware Public Service Commission, the Maryland Public Service Commission, the PAPUC and Federal agencies including the NRC and FERC. Power expects to complete the purchases by mid-2000.

Nuclear Operating Performance Standard (OPS)

    PECO Energy Company (PECO Energy), DP&L and PSE&G, three of the co-owners of Salem and Peach Bottom, have agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding
ACE) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. At December 31, 1998, the capacity factors were 67% and 81% for Salem 1 and Salem 2, respectively. Any such payment is limited to a maximum of $25 million per year. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

    As noted above, Power has announced that it has signed an agreement to acquire all of Conectiv's interests in Salem and Hope Creek and half of Conectiv's interest in Peach Bottom. Once the purchases are completed, DP&L will no longer have an interest in the OPS agreement.

Year 2000 Readiness Disclosure

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. Management estimates the total cost related to Year 2000 readiness will approximate $76 million, to be incurred through 2001, of which $8 million was incurred in 1997, $27 million was incurred in 1998 and approximately $35 million is expected to be incurred in 1999. During the nine months ended September 30, 1999, $20 million was incurred. A portion of these costs is not incremental to PSEG or PSE&G, but rather, represents a redeployment of existing personnel/resources.

     If PSEG, PSE&G, their domestic and international subsidiaries, their project affiliates, other members of the PJM Interconnection, LLC (PJM), PJM trading partners supplying power through PJM, PSEG's or PSE&G's key vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

Site Restorations and Other Environmental Costs

    It is difficult to estimate the future financial impact of environmental laws, including potential liabilities. PSEG and PSE&G accrue environmental liabilities when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Estimated losses related to site environmental remediation are based primarily on internal and third party environmental studies, the number and participation level of other Potentially Responsible Parties (PRP), the extent of the contamination and the nature of required remediation.

    Certain environmental costs are currently recoverable through the RAC and are expected to be recoverable in accordance with the Final Order, through the SBC. Other environmental costs may be recoverable through future recovery mechanisms, including the SBC; however, no assurances can be given. To the extent these costs are material and not recoverable, they could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

Hazardous Waste

    Certain Federal and state laws authorize the U.S. Environmental Protection Agency (EPA) and the NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSEG's and PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. PSE&G generally provides for the disposal or processing of such substances through licensed independent contractors. However, these statutory provisions impose joint and several responsibility without regard to fault on all responsible parties, including the generators of the hazardous substances, for certain investigative and remediation costs at sites where these substances were disposed of or processed. PSE&G has been notified with respect to a number of such sites and the investigation and remediation of these potentially hazardous sites is receiving attention from the government agencies involved. Generally, actions directed at funding such site investigations and remediation include all suspected or known responsible parties. Based on current information, except as discussed below with respect to its manufactured gas plant remediation program (Remediation Program), PSEG and PSE&G do not expect their expenditures for any such site, individually or all such current sites in the aggregate, except as noted below (see Passaic River Site), will have a material effect on financial condition, results of operations or net cash flows.

    The NJDEP regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the utility industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situate on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situate on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

PSE&G Manufactured Gas Plant Remediation Program

    In 1988, NJDEP notified PSE&G that it had identified the need for PSE&G, pursuant to a formal arrangement, to systematically investigate and, if necessary, resolve environmental concerns existing at PSE&G's former manufactured gas plant sites. To date, NJDEP and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental conditions at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The cost of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The Energy Competition Act provides for the continuation of RAC programs. The Final Order provides for the recovery of costs for this remediation effort through the SBC.

Air Pollution Control

     In June 1998, NJDEP adopted regulations implementing a memorandum of understanding among 11 Northeastern states and the District of Columbia, establishing a regional plan for reducing nitrogen oxide (NOx) emissions from utilities and large industrial boilers. The extent of investment in control technologies, operational changes and purchases of emission allowances required to comply with these regulations will be directly related to the number of emission allowances PSE&G receives. PSE&G received a preliminary allocation of emission allowances in March 1999, which were sufficient for the Summer of 1999. The final allocation will be determined in accordance with the NJDEP regulations in November 1999, which is subsequent to the May 1 through September 30, 1999 period governed by the regulations. It is currently anticipated that the NOx allowances will be sold to Power at the time of the sale of the generating assets.

Passaic River Site

     The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the facility. The EPA anticipates identifying other PRPs. One PRP entered into a consent decree with the EPA in 1994 obligating it to conduct a remedial investigation and feasibility study (RI/FS) of available and applicable corrective actions for the site. It is anticipated that a report of the RI/FS will be issued in 2001.

     PSE&G and certain of its predecessors operated industrial facilities at properties within the six mile stretch of the Passaic River designated as the facility. In April 1996, the EPA directed PSE&G to provide information concerning the nature and quantity of raw materials, by-products and wastes which may have been generated, treated, stored or disposed at certain of these facilities. The facilities are PSE&G's former Harrison Gas Plant and Essex Generating Station. PSE&G submitted responses to the EPA requests for these sites in August 1996. In July 1997, the EPA named PSE&G as a PRP for this site. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to this matter, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

Subsurface Contamination

     PSE&G's sale of generation-related assets to PSEG Power may trigger the requirements of the New Jersey Industrial Site Recovery Act (ISRA). ISRA requires that before any transfer of an industrial establishment can be made, the interested parties shall remediate or cause to be remediated potential site environmental concerns in accordance with NJDEP requirements. Certain of the generation-related assets being sold are industrial establishments as defined by ISRA. In October 1999, PSE&G filed a request with the NJDEP for a determination that the sale involves a transfer to an affiliate and, as such, is not a covered transaction under ISRA. In the second quarter of 1999, PSEG recorded a $53 million liability related to these obligations (see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation).

Note 6.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Fair Value of Financial Instruments

     The estimated fair value was determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at September 30, 1999 and December 31, 1998, respectively. Note that certain future events in connection with securitization and the sale by PSE&G of generation-related assets to Power will trigger certain redemption features of certain PSE&G mortgage bonds.



                                                              September 30, 1999            December 31, 1998
                                                            -------------------------   ----------------------------
                                                             Carrying       Fair         Carrying          Fair
                                                              Amount        Value         Amount          Value
                                                            ------------  -----------   -------------   ------------
                                                                            (Millions of Dollars)
Long-Term Debt (A):
     PSEG..................................................      $575         $575            $275           $275
     Energy Holdings.......................................       992          980             762            769
     PSE&G.................................................     3,899        3,874           4,145          4,389
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.................        75           68              75             77
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       210          209             210            213
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       303          296             303            315
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures.....................       525          471             525            518

(A) Includes current maturities. Includes interest rate swaps of $33 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended September 30, 1999 and interest rate swaps of $44 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended December 31, 1998.

       Global has $67 million of project debt that is non-recourse to PSEG, Global and Energy Holdings associated with investments in Argentina that was refinanced in June 1999 for a term of one year. An interest rate swap was entered into which effectively converts 50% of the floating rate obligation into a fixed rate obligation. The interest rate differential to be received or paid under the agreement is recorded over the life of the agreement as an adjustment to interest expense. The pricing on the loan is indexed to the London Interbank Offered Rate (LIBOR).

Commodity-Related Instruments--PSE&G

     At September 30, 1999 and December 31, 1998, PSE&G held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At September 30, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 10.4 million megawatt-hours
(MWH) of electricity and 47.5 million MMBTU (million British thermal units) of natural gas. At December 31, 1998, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 1.6 million MWH of electricity and 65.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     As discussed in Note 1. Basis of Presentation/Summary of Significant Accounting Policies, PSE&G implemented EITF 98-10 effective January 1, 1999. As a result, PSE&G's energy trading contracts were marked to market and gains and losses from such contracts were included in earnings. Previously, such gains and losses were recorded upon settlement of the contracts. PSE&G recorded $3 million of gains in the quarters ended September 30, 1999 and 1998. PSE&G recorded $20 million and $21 million of gains in the nine months ended September 30, 1999 and 1998, respectively.

Commodity-Related Instruments--Energy Holdings

     PSEG Energy Technologies Inc.'s (Energy Technologies) policy is to enter into natural gas and electricity futures contracts and forward purchases to lock in prices related to future fixed sales commitments. Whenever possible, Energy Technologies attempts to be 100% covered on its electric and gas sales positions. During the nine months ended September 30, 1999 and 1998, Energy Technologies entered into futures contracts to buy natural gas and electricity related to fixed-price sales commitments. Energy Technologies had 97% and 90% of its fixed price natural gas sales commitments hedged and 100% and 63% of its fixed price electric commodity sales commitments hedged at September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999 and December 31, 1998, Energy Technologies had a net unrealized gain of approximately $3 million and net unrealized loss of $5 million, respectively, related to its electric and gas hedges.

Equity Securities--Energy Holdings

     PSEG Resources Inc. (Resources) directly and indirectly has investments in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at September 30, 1999 and December 31, 1998 were $118 million and $204 million, respectively. The decrease in fair value was primarily due to the sale of certain of such investments during 1999. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $11 million at September 30, 1999 and $17 million at December 31, 1998.

Foreign Currencies--Energy Holdings

     In accordance with their growth strategies, Global and Resources have made approximately $1.4 billion and $1.0 billion, respectively, of international investments.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands and the United Kingdom with associated revenues denominated in U.S. dollars and, therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Peru and Venezuela. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholders' equity. Net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity by $160 million, $147 million of which was caused by the devaluation of the Brazilian Real, for the nine months ended September 30, 1999.

     In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of September 30, 1999, the Real had devalued approximately 37% against the U.S. dollar since December 31, 1998, affecting the carrying value of Global's investment in a Brazilian distribution company. For additional information, see
Note 8. Financial Information by Business Segments.

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

     Global had consolidated project debt totaling $106 million as of September 30, 1999 associated with Global's investment in a Brazilian distribution company that is non-recourse to Global, Energy Holdings and PSEG. The debt is denominated in the Brazilian Real and is indexed to a basket of currencies, approximately 50% of which is the U.S. dollar. Global is subject to foreign currency exchange rate risk as a result of exchange rate movements between the indexed foreign currencies and the U.S. dollar. Exchange rate changes ultimately impact the debt level outstanding in the reporting currency and result in foreign currency gains or losses. Gains or losses resulting from such exchange rate movements are included in other income for the period and amounted to a loss of $3 million and a gain of $1 million in the quarters ended September 30, 1999 and 1998, respectively, and gains of $2 million and $4 million in the nine months ended September 30, 1999 and 1998, respectively.

     Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, U.S. dollars or a currency freely convertible into U.S. dollars, its ability to do so in all cases may be limited. As Energy Holdings continues to invest internationally, the financial statements of PSEG will be increasingly affected by changes in the global economy. PSEG cannot predict foreign currency exchange rate movements and, therefore, cannot predict the impact of such movements on PSEG's financial condition, results of operations or net cash flows.

Interest Rates

     PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30, 1999, a hypothetical 10% change in market interest rates would result in a $4 million, $10 million and $3 million change in annual interest costs related to short-term and floating rate debt at PSEG (parent company), PSE&G and Energy Holdings, respectively.

Nuclear Decommissioning Trust Funds

     Contributions made to the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. The carrying values of these funds approximate their fair market values.

Note 7.  Income Taxes

     PSEG's effective income tax rate is as follows:

                                                                     Quarter Ended              Nine Months Ended
                                                                     September 30,                September 30,
                                                               ------------------------    --------------------------
                                                                  1999 (A)        1998        1999 (A)        1998
                                                               -----------    ---------    -----------     ----------
Federal tax provision at statutory rate...................         35.0%        35.0%          35.0%          35.0%
New Jersey Corporate Business Tax, net of Federal benefit.          5.9%         5.9%           5.9%           5.9%
Other-- net...............................................          0.6%         2.6%           0.7%           1.4%
                                                               -----------    ---------    -----------     ----------
     Effective Income Tax Rate.............................        41.5%        43.5%          41.6%          42.3%
                                                               ===========    =========    ===========     ==========

(A) Excludes the impact of the extraordinary charge recorded in the second and third quarters of 1999. The associated income tax benefits resulting from the extraordinary charge had an effective income tax rate of 30.04%. The effective rate is below the statutory rate of 40.85% primarily due to some of the income tax benefits being flowed through to ratepayers in prior periods under regulated accounting methods. This was partially offset by the investment tax credit being credited to the benefit of PSEG's stockholders pursuant to the Summary Order. For further discussion, see Note 2. Regulatory Issues.


Note 8.  Financial Information by Business Segments

Basis of Organization

     The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment of each of PSEG's lines of business and the types of products and services offered. Effective with the unbundling of PSE&G's rates on August 1, 1999 and the deregulation of the electric generation portion of PSE&G's business, the basis of segment reporting has changed beginning with the third quarter of 1999. The generation and energy trading portions of PSE&G's business are now separate reportable segments, whereas they previously had been part of the Electric segment. Note that estimates have been used to separate historical, pre- August 1, 1999, electric segment data into the Generation, Energy Resources and Trade, and Transmission and Distribution segments of PSE&G's business.

     Generation

     The generation segment of PSE&G's business earns revenue through the sale of its energy and capacity. This segment consists of the power plants that will be sold to Fossil and Nuclear.

     Energy Resources and Trade

     The Energy Resources and Trade segment of PSE&G's business earns revenues through a variety of wholesale energy and capacity sales and other ancillary services.

     Transmission and Distribution (T&D)

     This segment represents regulated utility services provided by PSE&G. The electric transmission and electric and gas distribution segment of PSE&G's business generates revenue from its tariffs under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also generated from a variety of other activities such as sundry sales, wholesale transmission services and other miscellaneous services.

     Resources

     Resources earns revenues from its passive investments in leveraged leases, limited partnerships, leveraged buyout funds and marketable securities.

     Global

     Global earns  revenues from its  investment in and operation of projects in
the   generation   and   distribution   of   energy,   both   domestically   and
internationally.

     Other

     PSEG's other activities generate revenues from Energy Technologies and Enterprise Group Development Corporation (EGDC). Energy Technologies earns revenues from energy sales and a variety of energy related services provided to industrial and commercial customers to reduce costs and improve related energy efficiencies. EGDC, which has been conducting a controlled exit from the real estate business since 1993, earns revenues from its nonresidential real estate property management business. Other activities also include amounts applicable to PSEG, the parent corporation, and Energy Holdings, excluding Resources and Global.

Information related to the segments of PSEG's business is detailed below:

                                                      Energy
                                                     Resources                                               Consolidated
                                         Generation  and Trade     T & D   Resources    Global      Other        Total
                                         ----------  ----------  --------  ---------  --------   --------   ---------------
                                                                     (Millions of Dollars)
For the Quarter Ended September 30,
1999:
     Total Operating Revenues...........       $736         $10      $712       $22        $40        $86         $1,606
     Segment Income before                      104           4        97         4         15         (3)           221
Extraordinary Item......................
     Segment Net Income (Loss)..........         90           4        97         4         15         (3)           207
                                         ==========  ==========  ========  =========  ========   ========   ============

For  the  Quarter  Ended  September  30,
1998:
     Total Operating Revenues...........       $743          $9      $657      $(38)       $28        $40         $1,439
     Segment Net Income (Loss)..........        104           4       109       (34)         3         (6)           180
                                         ==========  ==========  ========  =========  ========   ========   ============

For the Nine Months Ended September 30,
1999:
     Total Operating Revenues...........     $2,068         $51    $2,302     $ 119       $102       $195         $4,837
     Segment Income before                      285          23       226        46         21        (11)           590
Extraordinary Item......................
     Segment Net Income (Loss)(A).......    (2,919)          23     2,626        46         21        (11)         (214)
                                         ==========  ==========  ========  =========  ========   =========  ============

For the Nine Months Ended September 30,
1998:
     Total Operating Revenues...........     $1,934         $43    $2,198       $75        $84       $126         $4,460
     Segment Net Income (Loss)..........        191          22       272        20          5        (17)           493
                                         ==========  ==========  ========  =========  ========   =========  ============

As of September 30, 1999:
     Total Assets (A)...................     $2,295        $352   $11,898    $1,945     $1,658       $442        $18,590
                                         ==========  ==========  ========  =========  ========   =========  ============

As of December 31, 1998:
     Total Assets.......................     $7,881        $164    $6,624    $1,809     $1,124       $395        $17,997
                                         ==========  ==========  ========  =========  ========   =========  ============

(A) See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation for discussion fo the extraordinary charge recorded by the Generation segment and the related regulatory asset for securitization recorded by the T&D segment.

    Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.



                                                   Revenues (1)                              Identifiable Assets
                                  -------------------------------------------------    ----------------------------------
                                     Quarter Ended            Nine Months Ended
                                     September 30,              September 30,           September 30,       December 31,
                                  ----------------------     ---------------------     ---------------     --------------
                                     1999         1998          1999          1998          1999                1998
                                  ---------    ---------     ---------    ---------    ---------------     --------------
United States.................     $1,569       $1,410        $4,734       $4,387            $16,266            $16,395
Foreign Countries (2).........         37           29           103           73              2,324              1,602
                                  ---------    ---------     ---------    ---------    ---------------     --------------
     Total....................     $1,606       $1,439        $4,837       $4,460            $18,590            $17,997
                                  =========    =========     =========    =========    ===============     ==============

Identifiable investments in foreign countries include:

      Argentina                       $355               $304
      Brazil (3)                       322                480
      Chile and Peru                   528                 --
      Netherlands                      608                400

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(224) million (pre-tax) as of September 30, 1999 and $(48) million (pre-tax) as of December 31, 1998.

(3) Amount is net of foreign currency translation adjustment of $(206) million (pre-tax) as of September 30, 1999 and $(43) million (pre-tax) as of December 31, 1998.

Note 9.  Accounting Matters

     In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. Consequently, SFAS 133 will now be effective for all fiscal quarters beginning after January 1, 2001. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133.

Note 10.  Comprehensive Income (Loss)

Comprehensive Income (Loss), Net of Tax:


                                                                 Quarter Ended                Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------   ---------------------------
                                                            1999             1998           1999          1998
                                                         -----------     ------------   ------------   ------------
                                                                            (Millions of Dollars)
Net income (loss)...................................        $207            $180           $(214)          $493
Foreign currency translation, net of tax (A) .......         (33)            (10)           (160)           (22)
                                                         -----------     -----------    ------------   ----------
Comprehensive income (loss).........................        $174           $ 170           $(374)         $ 471
                                                         ===========     ===========    ============   ==========

(A) Net of tax of $(4) million and $(1) million for the quarters ended September 30, 1999 and 1998, respectively, and $(18) million and $(2) million for the nine months ended September 30, 1999 and 1998, respectively.

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

Note 7.  Income Taxes

     PSE&G's effective income tax rate is as follows:

                                                                   Quarter Ended              Nine Months Ended
                                                                   September 30,                September 30,
                                                               ------------------------    ------------------------
                                                                 1999 (A)       1998          1999 (A)       1998
                                                               -----------    ---------    -----------    ---------
Federal tax provision at statutory rate..................          35.0%        35.0%          35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit           5.9%         5.9%           5.9%          5.9%
Other-- net..............................................           1.3%         0.9%           1.4%          1.4%
                                                               -----------    ---------    -----------    ---------
     Effective Income Tax Rate............................         42.2%        41.8%          42.3%         42.3%
                                                               ===========    =========    ===========    =========

(A) Excludes the impact of the extraordinary charge recorded in the second and third quarters of 1999. The associated income tax benefits resulting from the extraordinary charge had an effective income tax rate of 30.04%. The effective rate is below the statutory rate of 40.85% primarily due to some of the income tax benefits being flowed through to ratepayers in prior periods under regulated accounting methods. This was partially offset by the investment tax credit being credited to the benefit of PSEG's stockholders pursuant to the Summary Order. For further discussion, see Note 2. Regulatory Issues.

Note 10.  Comprehensive Income (Loss)

     For the quarters and nine months ended September 30, 1999 and 1998, PSE&G's comprehensive income (loss) equaled the consolidated net income (loss) of PSE&G.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1998 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999, July 21, 1999, September 15, 1999 and October 14, 1999
affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Overview and Future Outlook

     The electric and gas utility industries in the United States and around the world continue to experience significant change. Deregulation, restructuring, privatization and consolidation are creating opportunities and risks for PSEG, Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings Inc. (Energy Holdings). At the same time, competitive pressures are increasing.

     Following the passage of the New Jersey Electric Discount and Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued a Final Decision and Order (Final Order) in these matters. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings are hereinafter referred to as the Energy Master Plan Proceedings (Energy Master Plan Proceedings). These proceedings provide that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas supplier commencing December 31, 1999, thus opening the New Jersey energy markets to competition.

     In October and November 1999, two Notices of Appeal of each of the Final Order and of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several ratepayers. While PSEG and PSE&G believe that the appeals are without merit, no assurances can be given at this time as to the timing or outcome of these proceedings. Accordingly, neither PSEG nor PSE&G are able to predict whether such appeals will have a material adverse effect on their financial condition, results of operations or net cash flows.

     After analysis of the Summary Order, PSE&G concluded that it no longer met the requirements of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for the electric generation portion of its business. As a result, PSE&G recorded a net extraordinary charge to earnings of $790 million, net of tax, in the second quarter of 1999. In the third quarter of 1999, PSE&G revised the estimates inherent in the extraordinary charge and recorded an additional $14 million extraordinary charge. This extraordinary charge reflects the impairment of PSE&G's electric generation-related assets and related fuel, equipment, materials and supplies, calculated in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The extraordinary charge also included recording certain liabilities stemming from the deregulation of PSE&G's electric generation business.

     For further discussion of the Energy Master Plan Proceedings including the appeals, the related extraordinary charge to earnings and securitization, see
Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes and Liquidity and Capital Resources.

     As set forth in the Final Order, PSE&G will sell its electric generation-related assets and all associated rights and liabilities to a separate corporate entity to be owned by PSEG. The Final Order specifies a sale price of $2.443 billion plus the book value of PSE&G's other generation-related assets, including materials, supplies and fuel, currently estimated to be between $200 million and $400 million. To effectuate the sale, PSEG organized Power, a Delaware limited liability company (LLC), as a wholly owned subsidiary in June 1999. Power, and its subsidiaries, PSEG Fossil LLC (Fossil) and PSEG Nuclear LLC (Nuclear), will acquire and manage PSE&G's electric generation-related assets. Power's subsidiaries, Fossil, Nuclear and PSEG Energy Resources & Trade LLC (ER&T), are also Delaware LLCs. Assuming a favorable outcome of the appeals, PSEG and PSE&G expect that the sale of such assets will occur in the first half of 2000. Prior to the execution of such sale, Power must obtain approval from the Nuclear Regulatory Commission (NRC) (to transfer PSE&G's licenses), the New Jersey Department of Environmental Protection (NJDEP) and the Pennsylvania Public Utility Commission (PAPUC). In September 1999, the Federal Energy Regulatory Commission (FERC) approved PSE&G's proposed sale of its generating units to Power and its subsidiaries.

     The Final Order requires PSE&G to provide basic generation service (BGS) for all customers who do not elect a different service provider. Once the generation-related asset sale to Power is complete, pursuant to a contractual relationship, Power, through ER&T, will provide PSE&G with the energy and capacity required to meet its BGS and off-tariff rate agreement (OTRA) obligations. ER&T will provide such energy and capacity under the BGS contract rate for the first three years of the transition period, beginning August 1, 1999. BGS will be competitively bid for the fourth year and thereafter. Once the generation-related asset sale to Power is complete, pursuant to contractual relationships, ER&T will obtain the energy and capacity to supply PSE&G's BGS and OTRA requirements from its affiliates, Nuclear and Fossil, supplemented as necessary with energy purchased in the competitive wholesale electricity market. Power's earnings and its contribution to PSEG's earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that Power has to purchase energy and/or capacity or generate energy to meet its obligations to supply power to PSE&G at market prices or costs, respectively, which approach or exceed the BGS or OTRA contract rates (see PJM Interconnection, LLC and Item 3. Qualitative and Quantitative Disclosures About Market Risk). ER&T's policy will be to use derivatives to manage this risk consistent with its business plans and prudent practices. Power will also participate in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services.

     The Energy Master Plan Proceedings have dramatically reshaped the utility industry in New Jersey and have directly affected how PSEG will conduct business and therefore, its financial prospects in the future. PSEG is realigning its organizational structure to address the competitive environment brought about by the deregulation of the electric generation industry in New Jersey. PSEG had been engaged in the competitive energy business for a number of years through certain of its unregulated subsidiaries and, in 1998, generated approximately 10% of its earnings from these subsidiaries. However, due to the regulatory changes outlined above, competitive businesses will constitute a much larger portion of PSEG's activities going forward. It is expected that by July 31, 2003, the end of the transition period under the Energy Master Plan Proceedings, PSEG's unregulated subsidiaries (comprised of Energy Holdings and Power) will contribute between 60% and 70% of PSEG's earnings. Additionally, PSEG will be more dependent on cash flows generated from its unregulated operations for its capital needs. As the unregulated portion of the business continues to grow, potential financial risks and rewards will be greater, financial requirements will change and the volatility of earnings and cash flows will increase.

         Going forward, PSEG will continue to pursue its strategies to grow its family of energy-related businesses. As previously reported, more emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. Power's business strategy is to size its fleet of generation assets to take advantage of market opportunities, while seeking to increase its value and manage commodity price risk through its wholesale trading activity. PSE&G's transmission and distribution objective, both gas and electric, is to provide cost-effective, high quality, reliable service. PSEG has positioned Energy Holdings as a major part of its planned growth strategy. In order to achieve this strategy, PSEG Global Inc. (Global) will focus on generation and distribution investments within targeted high-growth regions of the worldwide energy market. PSEG Resources Inc. (Resources) will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. PSEG Energy Technologies Inc. (Energy Technologies) will continue to provide heating, ventilating and air conditioning (HVAC) contracting and other energy-related services to industrial and commercial customers in the Northeastern and Middle Atlantic United States. However, Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing additional capital. Energy Technologies plans to grow existing operations and utilize the recently acquired companies to deliver expanded energy-related services and products, including gas and electricity, to existing and new customers. In addition to internal growth, PSEG expects to pursue opportunities for expansion through business combinations.

         To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility business, it must be understood that such business has evolved due to the deregulation of the electric generation business. Past results are not an indication of future business prospects or financial results.

Results of Operations

                                                                   Earnings (Losses)
                                             ---------------------------------------------------------------
                                                   Quarter Ended                    Nine Months Ended
                                                   September 30,                      September 30,
                                             ---------------------------        ----------------------------
                                                 1999           1998                1999            1998
                                             ------------    -----------        ------------    ------------

PSE&G, Before Extraordinary Item                  $203            $215               $527             $478
PSE&G Extraordinary Item                           (14)             --               (804)              --
                                             ------------    -----------        ------------    ------------
      Total PSE&G                                  189             215               (277)             478
Energy Holdings                                     18            (35)                 63               15
                                             ------------   -----------        ------------    ------------
      Total PSEG                                  $207            $180              $(214)            $493
                                             ============    ===========        ============    ============


                                                Contribution to Earnings Per Share (Basic and Diluted)
                                             ---------------------------------------------------------------
                                                   Quarter Ended                    Nine Months Ended
                                                   September 30,                      September 30,
                                             ---------------------------        ----------------------------
                                                 1999           1998                1999            1998
                                             ------------    -----------        ------------    ------------

PSE&G, Before Extraordinary Item                 $0.93           $0.93              $2.40            $2.07
PSE&G Extraordinary Item                         (0.06)             --              (3.65)              --
                                             ------------    -----------        ------------    ------------
      Total PSE&G                                 0.87            0.93              (1.25)            2.07
Energy Holdings                                   0.08           (0.15)              0.28             0.06
                                             ------------   -----------        ------------    ------------
      Total PSEG                                 $0.95           $0.78             $(0.97)           $2.13
                                             ============    ===========        ============    ============

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.95 for the quarter ended September 30, 1999, representing an increase of $0.17 per share from the comparable 1998 period. Basic and diluted earnings per share of Common Stock were $(0.97) for the nine months ended September 30, 1999, representing a decrease of $3.10 per share from the comparable 1998 period.

     In the second quarter of 1999, PSE&G recorded an extraordinary charge to earnings of $790 million, net of tax, as a result of the BPU's Summary Order in the Energy Master Plan Proceedings. In the third quarter of 1999, PSE&G revised the estimates inherent in the extraordinary charge and recorded an additional $14 million extraordinary charge. For further discussion, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes. Excluding that extraordinary charge, basic and diluted earnings per share of Common Stock were $1.01 for the quarter ended September 30, 1999, representing an increase of $0.23 per share over the comparable 1998 period and $2.68 for the nine months ended September 30, 1999, representing an increase of $0.55 per share over the comparable 1998 period.

     Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock for the quarter ended September 30, 1999 was flat with the comparable 1998 period. Although PSE&G's contribution to earnings per share was flat, PSE&G's net income was down by $12 million or $0.05 per share of Common Stock as compared to the same period in 1998. The decrease in net income for the quarter ended September 30, 1999 was offset by the impact of the stock repurchase program with fewer shares outstanding in 1999 as compared to 1998. The decrease in net income was due to decreased electric revenues due to the 5% rate reduction, beginning August 1, 1999, associated with the Energy Master Plan Proceedings, and higher operating and maintenance expenses attributable to several factors, including restoration work required in the wake of Tropical Storm Floyd and the flooding and damage it caused, a change in the capitalization policy for PSE&G's electric generation business and the effects of depreciation policy changes stemming from the discontinuation of SFAS 71 (see
Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes). This decrease was partially offset by an improvement in electric sales volumes due to hot summer weather in 1999 and lower generation-related depreciation expenses due to the lower net book value of generation-related assets as a result of the SFAS 121 write-down.

     Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock for the nine months ended September 30, 1999 increased $0.33 from the comparable 1998 period, including $0.12 as a result of PSEG's stock repurchase program. The increase for the nine months ended September 30, 1999 was primarily due to increased sales of gas and electricity resulting from favorable weather conditions in 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. In addition, generation-related depreciation expenses were lower as a result of the impairment write-down, partially offset by a change in the capitalization policy for PSE&G's electric generation business and the effects of depreciation policy changes stemming from the discontinuation of SFAS 71. The increase in earnings was also partially offset by the 5% rate reduction discussed above and higher operating and maintenance expenses, including higher transmission, distribution and wholesale energy costs, than those incurred in the nine months ended September 30, 1998.

     Energy Holdings' contribution to earnings per share of Common Stock for the quarter and nine months ended September 30, 1999 increased $0.23 and $0.22 including $0.01 as a result of PSEG's stock repurchase program, respectively, from the comparable 1998 periods, primarily due to the better overall performance of Resources, Global and Energy Technologies. The improvements were attributable largely to Resources which benefited from an upturn in the equities markets as compared to the same period in 1998. In addition, Energy Holdings' results reflect Global's gain from the sale of its interest in a co-generation facility in Newark, New Jersey, partially offset by write-downs of other investments in Global's portfolio.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and nine months ended September 30, 1999 increased $0.05 and $0.13, respectively, from the comparable 1998 periods. As of September 30, 1999, approximately 13.2 million shares had been repurchased at a cost of approximately $516 million under this program.

PSE&G -- Revenues

     The presentation of revenues on the Consolidated Statements of Income has changed effective August 1, 1999, due to the change in regulation as required by the Final Order. PSE&G's generation business has been deregulated and, starting August 1, 1999, earns revenues by providing the energy and capacity necessary to meet PSE&G's BGS and OTRA obligations as well as by a variety of wholesale energy and capacity sales and other ancillary services. PSE&G's transmission and distribution businesses remain regulated and will continue to earn revenues based on its tariffs under which it provides transmission and distribution services for its residential, commercial and industrial customers in New Jersey. The rates charged for transmission and distribution are regulated by FERC and the BPU, respectively. Revenues are also generated from a variety of other activities such as sundry sales, wholesale transmission services and other miscellaneous services. For more information on the Energy Master Plan Proceedings, see Note 1. Basis of Presentation/Summary of Significant Accounting Policies and Note 2. Regulatory Issues of Notes. Because historical information is not available for the Electric Generation and Electric Transmission and Distribution Revenues, variances in Electric Revenues will be discussed in the aggregate. For estimates of historical Electric Generation and Electric Transmission and Distribution Revenues, see Note 8. Financial Information by Business Segments of Notes.

     Certain of the below listed year to year variances did not impact earnings as there was an offsetting variance in expense. To the extent fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) through July 31, 1999, the Levelized Gas Adjustment Clause (LGAC), the Societal Benefits Clause (SBC) or the non-utility generation market transition charge
(NTC) mechanisms, variances in certain revenues and expenses offset and thus had no direct effect on earnings. These include base fuel revenues through July 31, 1999, demand side management (DSM) revenue and Remediation Adjustment Charge
(RAC) revenue. On August 1, 1999, the LEAC mechanism was eliminated as a result of the Energy Master Plan Proceedings. This is likely to increase earnings volatility since PSE&G now bears the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. See Note
2. Regulatory Issues and Note 4. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, SBC, NTC, RAC and DSM and their status under the Energy Master Plan Proceedings.

     Electric

     Revenues increased $32 million or 3% and $136 million or 4% for the quarter and nine months ended September 30, 1999 from the comparable periods in 1998, respectively, primarily due to favorable weather conditions in 1999 augmented by positive economic factors in New Jersey. These factors increased both generation and transmission and distribution revenues; however, the increase in generation revenues was partially offset by the 5% rate reduction, discussed below. The increase in the nine months ended September 30, 1999 was also due to profits realized from wholesale energy activities being higher than in the comparable 1998 period. Also, higher DSM revenues in the nine months ended September 30, 1999 than in the comparable 1998 period contributed to increased distribution revenues.

     On August 18, 1999, the BPU approved PSE&G's compliance tariff filing reflecting the 5% decrease in rates. On August 1, 1999, PSE&G had implemented this rate reduction previously approved on a provisional basis. In 1999, this rate reduction is expected to decrease generation revenues by approximately $80 million. For the schedule of future rate reductions mandated by the BPU, see
Note 2. Regulatory Issues of Notes. Additionally, the probable loss of generation customers through the opening of competition could reduce future revenues. However, this could create the opportunity for the generation business to sell available energy and capacity into the wholesale market. The degree to which generation revenues will be impacted will depend on the amount by which prices to wholesale customers vary from prices under the BGS contract. Further, although the probable loss of retail customers will not impact total transmission revenues, the mix of revenues from retail versus wholesale customers, including third party suppliers, will change.

     Gas

     Revenues increased $17 million or 9% and $110 million or 10% for the quarter and nine months ended September 30, 1999 from the comparable periods in 1998, respectively. The increases were primarily due to increased revenues from gas service contracts and higher sales to large commercial and industrial customers than in the comparable periods in 1998. Additionally, favorable weather in the first and second quarters of 1999 contributed to the increases. The potential loss of residential customers due to the opening of competition in 2000 could reduce future revenues.

PSE&G -- Expenses

     Electric Energy Costs

     Electric Energy Costs increased $36 million or 13% and $36 million or 5% for the quarter and nine months ended September 30, 1999 from the comparable 1998 periods, respectively. The increases were primarily due to an increase in electric sales volumes due to hot summer weather in 1999. Beginning in August 1999, higher prices for power purchases also contributed to the increase.

     Due to the elimination of the LEAC on August 1, 1999, these historical trends are not to be considered an indication of future Electric Energy Costs. Given the elimination of the LEAC, the lifting of the requirements that electric energy offered for sale in the PJM Interconnection, LLC (PJM) not exceed the variable cost of producing such energy and that such transactions are now capped at $1,000 per megawatt-hour (MWH) (see Competitive Environment), the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages; price movements could have a material impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. For a discussion of market risks, see Item 3. Qualitative and Quantitative Disclosures About Market Risk. Additionally, it is expected that the probable loss of customers through the opening of competition could reduce future expenses.

     Gas Costs

     Gas Costs increased $14 million or 11% for the quarter ended September 30, 1999 from the comparable 1998 period due to higher sales to large commercial and industrial customers than in the comparable 1998 period. Gas Costs for the nine months ended September 30, 1999 increased $43 million or 6% primarily due to increased sales of gas resulting from colder weather in the first and second quarters of 1999. It is expected that the potential loss of residential customers due to the opening of competition in 2000 could reduce future expenses.

     Operation and Maintenance

     Operation and Maintenance expense increased $58 million or 18% and $150 million or 15% for the quarter and nine months ended September 30, 1999 from the comparable 1998 periods, respectively. The increase was primarily due to higher transmission and distribution costs, including higher material and outside services in 1999, attributable to several factors, including restoration work required in the wake of Tropical Storm Floyd and higher information technology costs, including costs related to Year 2000 readiness. The change in the capitalization policy for PSE&G's electric generation business caused higher Operation and Maintenance expense as did higher costs related to wholesale power activities. Also contributing to the increase were higher fringe benefits and higher costs associated with the preparation for deregulation. Additionally, in the nine months ended September 30, 1999, there were higher Other Post Retirement Benefits (OPEB) costs incurred and higher DSM recovery of previously deferred expenses.

     With an increasingly competitive energy market as an outcome of the Energy Master Plan Proceedings and energy industry restructuring, the composition and level of Operation and Maintenance expense is likely to change. Additionally, the change in capitalization policy will likely yield a material increase in the Operation and Maintenance expenses associated with the electric generation business (see Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes). This increase in Operation and Maintenance expense is not expected to exceed $85 million per year and will be offset by lower depreciation expense in the future due to the lower level of expenditures capitalized to electric generation assets.

     Depreciation and Amortization

     Depreciation and Amortization expense decreased $40 million or 25% and $73 million or 15% for the quarter and nine months ended September 30, 1999 from the comparable 1998 periods, respectively. The decreases were due to lower net book value balances of PSE&G's generation-related assets which were reduced as of April 1, 1999 as a result of the impairment calculated and recorded pursuant to SFAS 121. These decreases were partially offset by higher depreciation rates for generation-related assets used in the second and third quarters of 1999 due to the change in depreciation policy for generation-related assets (see Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes). The decreases were partially offset by higher depreciation expense related to capital additions to the transmission and distribution business.

     Despite the higher depreciation rates for generation-related assets, the net decrease in generation-related depreciation expense will continue due to the reduced asset balances. Such reductions are currently anticipated to approximate $230 million per year. Additionally, beginning in 2000, electric distribution asset-related depreciation will be further reduced due to the amortization of the excess electric distribution depreciation reserve over the period from January 1, 2000 to July 31, 2003. See Note 4. Regulatory Assets and Liabilities of Notes for a discussion of the amortization schedule. Once the securitization transaction is complete, the regulatory asset recorded for PSE&G's stranded costs will be amortized with such amortization expense partially offsetting these decreases.

     Income Taxes

     Income Taxes decreased $7 million or 4% and increased $38 million or 11% for the quarter and nine months ended September 30, 1999 from the comparable 1998 periods, respectively. The increase in the nine months ended September 30, 1999 is primarily due to higher pre-tax operating income.

Energy Holdings -- Earnings (Losses)


                                                               Quarter Ended                    Nine Months Ended
                                                               September 30,                      September 30,
                                                         ---------------------------        ---------------------------
                                                            1999            1998               1999            1998
                                                         -----------     -----------        -----------     -----------
                                                                            (Millions of Dollars)
Earnings Before Interest, Taxes and
    Preferred Dividends:
     Resources                                                $20           $(40)               $112             $67
     Global                                                    44             21                  85              55
     Energy Technologies                                       (1)            (5)                 (6)            (12)
                                                         -----------     -----------        -----------     -----------
          Sub-total                                            63            (24)                191             110
Interest, Taxes and Preferred Dividends                        45             11                 128              95
                                                         -----------     -----------        -----------     -----------
Earnings (Losses)                                             $18           $(35)                $63             $15
                                                         ===========     ===========        ===========     ===========


     Energy Holdings' earnings (losses) for the quarter ended September 30, 1999 and 1998 were $18 million and $(35) million, respectively. Energy Holdings' earnings for the nine months ended September 30, 1999 and 1998 were $63 million and $15 million, respectively. The increases in Energy Holdings' earnings were primarily due to the better overall performance of Resources, Global and Energy Technologies. The improvements were attributable largely to Resources which benefited from an upturn in the equities markets as compared to the same period in 1998. In addition, Energy Holdings' results reflect Global's gain from the sale of its interest in a Newark, New Jersey co-generation facility, partially offset by write-downs on other investments in Global's portfolio.

     Additionally, higher earnings for the nine months ended September 30, 1999 were primarily due to investment gains in Resources' financial investment portfolio and income from new capital leases. Improved revenue at Global was partially offset by higher expenses associated with project development. Energy Technologies' losses narrowed due to higher revenues from recent acquisition activities partially offset by higher operating expenses.

Energy Holdings -- Revenues

     Revenues increased $118 million to $148 million from $30 million for the quarter ended September 30, 1999 as compared to the same period in 1998. The increase was primarily due to a $60 million increase in revenues at Resources primarily due to improved market conditions benefiting Resources' financial investments and a $49 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions in 1999.

     Revenues increased $131 million to $416 million from $285 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was due to an increase of $44 million at Resources due to higher income from financial investments and higher income from new capital lease investments, a $71 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions in 1999 and a $17 million increase in revenues at Global primarily due to improvement in revenues from the electric distribution companies in Brazil and Argentina as well as the addition of revenues from the energy distribution companies in Chile and Peru acquired in June 1999. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

     Global is a 50% partner in six generating facilities in California. Beginning in 2000, revenue from these facilities will be reduced due to lower energy prices to be paid by the purchaser under the energy contracts associated with the plants. Energy prices under such contracts will be reduced from the current fixed rates to short-run avoided cost (SRAC) energy prices approved by the California Public Utilities Commission (CPUC). The CPUC is considering the issue of transitioning SRAC energy payments under contracts of this type to the clearing price of the California Power Exchange (PX). Although the CPUC has not yet initiated a proceeding, Global anticipates that eventually energy prices under these contracts will be based upon the PX clearing price. Two-thirds of the primary California facilities in which Global has an interest will change from fixed energy pricing by December 31, 2000, with the remainder changing in 2001. Both the SRAC and the PX energy prices are currently substantially lower than the fixed energy prices charged in these contracts. Based on current SRAC and PX energy prices, Global's share of annual income before income taxes from these facilities is projected to decrease by approximately $30 million to $35 million when all such contracts reflect the lower energy pricing. Actual revenues over the remaining contract terms, which begin to expire in 2011, will depend on a number of factors, including the actual energy prices in effect in the applicable future periods. Global's projects in operation, construction and development are expected to offset this revenue shortfall; however, no assurances of that result can be given.

Energy Holdings -- Expenses

     Operation and Maintenance

     Operation and Maintenance expense increased $52 million to $91 million from $39 million for the quarter ended September 30, 1999 as compared to the same period in 1998. Operation and Maintenance expense increased $69 million to $190 million from $121 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increases were primarily due to the addition of expenses from the entities acquired by Energy Technologies and to a lesser degree, by higher development expenses at Global.

     Interest Expense and Preferred Dividends

     Interest Expense and Preferred Dividends increased $6 million to $31 million from $25 million for the quarter ended September 30, 1999 as compared to the same period in 1998. Interest Expense and Preferred Dividends increased $5 million to $84 million from $79 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increases were primarily due to financing 1999 investment and acquisition activity.

     Income Taxes

     Income Taxes increased $27 million to $14 million from $(13) million for the quarter ended September 30, 1999 as compared to the same period in 1998. Income Taxes increased $28 million to $44 million from $16 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increases were primarily due to higher pre-tax income for the quarter ended September 30, 1999.

Energy Holdings -- Other Income (Loss)

     Other Income (Loss) increased $20 million to $21 million from $1 million for the quarter ended September 30, 1999 as compared to the same period in 1998. Other Income increased $22 million to $28 million from $6 million for the nine months ended September 30, 1999 as compared to the same period in 1998. The increases were primarily due to a gain on the sale of Global's interest in a co-generation facility in Newark, New Jersey, as discussed above, partially offset by write-downs on other investments, as discussed below.

     In the third quarter of 1999, Global completed a comprehensive review of its existing assets and development activities focusing on rationalizing the portfolio to ensure efficient capital deployment. As part of this review, Global assessed the present carrying value of its equity investments in such activities. Global's management has decided that it will not commit additional resources to its investments in Thailand and the Philippines and will focus its current Asian development activities in China. As a result, Global recorded an $8 million write-down, net of tax, in the third quarter of 1999 to adjust the carrying value of these assets to net realizable value. In addition, the projected substantial decline in revenue, discussed above, related to energy contracts for six generation facilities in California resulted in a $19 million write-down, net of tax, of Global's equity investment in such facilities in the third quarter of 1999.

PSEG -- Preferred Securities Dividend Requirements of Subsidiaries

     Preferred Securities Dividend Requirements increased $1 million or 5% and $13 million or 23% for the quarter and nine months ended September 30, 1999 as compared to the same periods in 1998. The increase was due to the issuance of trust preferred securities by three special purpose statutory business trusts controlled by PSEG, Enterprise Capital Trust I, II and III, in January, June and July 1998 of $525 million.

Liquidity and Capital Resources

     PSEG and PSE&G

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries, PSE&G and Energy Holdings.

     PSEG and PSE&G believe that the deregulation of the utility industry will impact the sources and uses of cash going forward. Also, as a result of deregulation and related corporate structure reorganizations, the capital structure of PSEG will likely change with a likely increase in debt levels. As of September 30, 1999, PSEG's capital structure consisted of 40.7% common equity, 47.2% long-term debt and 12.1% preferred stock and other preferred securities. As of September 30, 1999, PSE&G's capital structure consisted of 48.7% common equity, 42.4% long-term debt and 8.9% preferred stock and other preferred securities. The BPU, in the Final Order, required that the use of the net proceeds of securitization shall be done in a manner that will not substantially alter PSE&G's overall capital structure.

     On September 17, 1999, the BPU issued its Finance Order which authorized, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity in payment therefor, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. Assuming a favorable outcome of the appeals, PSEG and PSE&G expect such sale of transition bonds and receipt of proceeds therefrom will occur in the first half of 2000.

     For a discussion of the pending appeals of the Final Order and the Finance Order, see Note 2. Regulatory Issues of Notes.

     Both the right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction and the proceeds from the sale of its generation-related assets to Power are property subject to the lien of PSE&G's First and Refunding Mortgage (Mortgage). All such property will be released from the lien of the Mortgage at the time of sale. In accordance with the provisions of the Mortgage, the net proceeds from the sale of such released property will be deposited with the Trustee.

     As previously reported, the Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

     1.   Withdraw   funds  for  corporate   use  by  utilizing   additions  and
          improvements. (Option 1)

     2.   Direct  the  Trustee  to  invest  the  proceeds  in  U.S.   Government
          Securities. (Option 2)

     3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

     At September 30, 1999, PSE&G had a total of $3.9 billion of Mortgage Bonds outstanding, of which $3.105 billion are taxable registered Mortgage Bonds subject to special redemption provisions, outlined in Option 3 (Redeemable Bonds). At October 31, 1999, PSE&G had a total of $3.729 billion of Mortgage Bonds outstanding, of which $2.934 billion are Redeemable Bonds (see External Financings). $624 million of these Redeemable Bonds are scheduled to mature within twelve months. $780 million of the Mortgage Bonds outstanding are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Both the Pollution Control Bonds and the Coupon Bonds are not subject to Option 3.

     PSE&G has not yet made a final decision as to the amount and the manner in which it will retire or redeem its Mortgage Bonds. Such a decision will be made on or about the time the proceeds from securitization and the sale of the generation-related assets to Power are deposited with the Trustee, on the basis of market conditions and other factors existing at that time. However, based on current information, a likely utilization of the options available to PSE&G, as noted above, could be as follows:

     1. Withdraw $2.4 billion of net proceeds from securitization under Option 1, above. These proceeds would be used to:

          (a)  Tender for all Coupon Bonds;

          (b)  Redeem $126.5 million of Pollution Control Bonds now redeemable;

          (c) Retire up to an additional $300 million of Redeemable Bonds through various means, such as maturities, open market purchases and make-whole calls;

          (d)  Reduce PSE&G's short-term debt; and

          (e) Reduce PSE&G common and/or preferred equity with the balance of proceeds, if any.

     2.   Apply   proceeds   ($2.4   billion   to   $2.8   billion)   from   the
          generation-related asset sale to Power under Option 3 against any remaining taxable Mortgage Bonds outstanding.

     As previously reported, in anticipation of securitization, PSEG's Board of Directors authorized the repurchase of up to an aggregate of 20 million shares of Common Stock in the open market. The repurchased shares have been held as treasury stock. At September 30, 1999, PSEG had repurchased approximately 13.2 million shares of Common Stock at a cost of approximately $516 million, under these authorizations. As of October 31, 1999, PSEG had repurchased approximately
13.6 million shares of Common Stock at a cost of approximately $532 million. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

     Going forward, cash generated from PSE&G's regulated business is expected to provide the majority of the funds for PSE&G's regulated business needs. Power's capital needs will be dictated by its strategy to size its generation fleet, and will likely require cash generated from external financings, equity infusions from PSEG and cash generated from operations to support its anticipated growth. Energy Holdings' growth will be funded through external financings, equity infusions from PSEG and cash generated from operations.

     Dividend payments on Common Stock were $1.62 per share and totaled approximately $357 million and $376 million for the nine months ended September 30, 1999 and 1998, respectively. Amounts and dates of such dividends on Common Stock as may be declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, the receipt of dividend payments from its subsidiaries and other factors. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSEG has not increased its dividend rates in seven years in order to retain additional capital for reinvestment and to reduce its payout ratio. PSE&G paid common stock dividends of $510 million and $376 million to PSEG during the nine months ended September 30, 1999 and 1998, respectively.

These amounts were used to fund PSEG's Common Stock dividends, and in 1999, to support a portion of PSEG's stock repurchase program. Based on its analysis of the Final Order, PSEG believes that its dividend payments can be maintained at their current level (see Note 2. Regulatory Issues of Notes). In the future, PSEG expects to fund its dividend payments through cash generated by the operations of PSE&G and Power. Note that due to the competitive environment in which Power will operate and due to reduced revenues at PSE&G resulting from mandated rate reductions, such dividend payments will be at a greater risk. Due to the growth in Energy Holdings investment activities, no dividends on Energy Holdings' common stock were paid in the nine months ended September 30, 1999 and 1998.

     PSEG and PSE&G have each issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If, and for as long as, payments on those Deferrable Interest Subordinated Debentures have been deferred, or PSEG or PSE&G has defaulted on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G may pay any dividends on its common or preferred stock. Currently, there has been no deferral nor default.

     As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provides that: (1) PSEG will not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (such investments at September 30, 1999 were approximately 21% of PSEG's consolidated assets); (2) the PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital Corporation (PSEG Capital) to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from April 1993; and (4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates. PSEG and Energy Holdings and its subsidiaries continue to reimburse PSE&G for the costs of all services provided to them by employees of PSE&G.

     Capital resources and capital requirements will be affected by the outcome of the Energy Master Plan Proceedings and the requirements of the Focused Audit. As a result of the final outcome and the accounting impacts resulting from the deregulation of the generation of electricity and the unbundling of the utility business in New Jersey, PSEG and PSE&G do not believe that the Focused Audit provision requiring notification of the BPU if PSEG's non-utility assets exceed 20% of its consolidated assets remains appropriate and believe that modifications will be required. The Final Order addressed the Focused Audit, noted that PSEG's non-regulated assets would likely exceed 20% of total PSEG assets once the utility's generating assets were sold to a non-regulated subsidiary and directed PSE&G to file a petition with the BPU to maintain the existing regulatory parameters or to propose modifications to the Focused Audit order no later than the end of the first quarter of 2000 (see Note 2. Regulatory Issues of Notes). It was also recognized in the Final Order that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted.

     Regulatory oversight by the BPU to ensure that there is no harm to utility ratepayers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. In addition, if PSEG were no longer to be exempt under the Public Utility Holding Company Act (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. Inability to achieve satisfactory resolution of these matters could impact the future relative size and financing activities of Energy Holdings and Power and accordingly, their future prospects. Consequently, this could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. For discussion of the Energy Master Plan Proceedings, see
Note 2. Regulatory Issues of Notes.

     Energy Holdings

     As noted above, it is intended that Global and Resources provide earnings and cash flow for long-term growth for Energy Holdings and PSEG. Resources' investments are designed to produce immediate earnings and cash flow that enable Global and Energy Technologies to focus on longer investment horizons.

     Energy Holdings plans to continue the growth of Global and Resources through further investments made by these subsidiaries. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. Investing activity in 1999 will be subject to periodic review and revision and may vary depending on the opportunities presented. During the next five years, Energy Holdings' will need significant capital to fund its planned growth. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends. The anticipated sources of funds for such growth opportunities are additional equity from PSEG, cash flow from operations and external financings. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. Resources will continue its focus on investments related to energy infrastructure. Energy Technologies is expected to expand upon the energy-related services currently being provided to industrial and commercial customers.

     In June 1999, PSEG contributed approximately $200 million of additional equity to Energy Holdings, which was applied by Energy Holdings to pay down short-term debt that was used to acquire its interest in the Chilean and Peruvian distribution companies.

     For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations or net cash flows. As of September 30, 1999 and 1998, Energy Holdings' embedded cost of debt was approximately 6.99% and 7.75%, respectively. Energy Holdings' embedded cost of debt increased to approximately 7.75% as of October 31, 1999 (see External Financings).

     Capital Requirements

     PSEG

     PSEG has entered into contracts to purchase a number of combustion turbines to expand capacity at a number of generating sites (see Note 5. Commitments and Contingent Liabilities of Notes).

     PSE&G (including Power)

     PSE&G has substantial commitments as part of its ongoing construction program. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, scheduled retirement dates of existing facilities, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and the ability of PSE&G to raise necessary capital.

         In concert with separating the electric generation portion of the business from PSE&G's regulated transmission and distribution businesses and with reviewing PSE&G's strategic initiatives, PSEG is in the process of assessing the construction requirements of its businesses. This will include a breakdown of anticipated construction expenditures between the generation business and the transmission and distribution businesses. For discussion of the Energy Master Plan Proceedings and their impacts, see Note 2. Regulatory Issues of Notes.

     On October 6, 1999, Power announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk), a New York State utility, to purchase its 400 megawatt oil (MW) and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. On September 30, 1999, Power announced that it has signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. For further discussion, see
Note 5. Commitments and Contingent Liabilities of Notes.

     For the nine months ended September 30, 1999, PSE&G had plant additions, including capitalized interest and Allowance for Funds Used During Construction
(AFDC), of $285 million, an $83 million decrease from the corresponding 1998 period. This decrease is primarily due to PSE&G's capitalization policy change for the electric generation portion of its business. See Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes for further discussion regarding the capitalization policy change.

     PSE&G has attempted to minimize the uncertainty associated with the timing of the final allocation of nitrogen oxide (NOx) allowances by purchasing allowances, upgrading control technologies and estimating the expected allocation with as much precision as is practicable using available data (see Air Pollution discussion of Note 5. Commitments and Contingent Liabilities of Notes). According to PSE&G's present analysis, the potential costs for purchasing additional NOx budget allowances should not exceed a total of $10 million through December 31, 2002. Expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could preclude the necessity of capital improvements.

     PSE&G's regulated business expects to be able to internally generate the majority of its construction and capital requirements over the next five years, assuming adequate and timely recovery of costs, as to which no assurances can be given, with the balance to be provided by issuance of debt to replace maturities. The unregulated generation portion of PSE&G's current operations (i.e., Power) will likely be required to finance externally based on its growth strategy.

     Energy Holdings

    From December 31, 1998 through September 30, 1999, Energy Holdings' subsidiaries made investments totaling approximately $931 million. These investments include acquisitions and other investments made by Global, Resources and Energy Technologies, discussed below. Projected investment expenditures for the fourth quarter of 1999 are approximately $250 million, comprised of investments in generation and distribution facilities and projects and leveraged lease transactions. Energy Holdings has approximately $35 million of debt principal payments due in November 1999 which are expected to be refinanced or funded through existing credit facilities and operating cash flow.

         Global

     In October 1999, Global closed on the acquisition of a 70% interest in a power project development company in Italy specializing in renewable energy. The company currently has approximately 550 MW of power projects either in development or under construction consisting of biomass, hydro and gas powered production. Global's acquisition and equity investment requirements over the next two years are expected to be approximately $80 million.

     In August 1999, Global and its partners closed project financing for a 487 MW gas-fired combined-cycle electric generating facility in Rades, Tunisia. Construction of the facility began in August 1999 and is expected to be completed in the Summer of 2001 at a total cost of approximately $261 million. Upon completion, the facility is expected to qualify as a foreign utility company (FUCO). Global's equity investment for its 35% interest is expected to be approximately $27 million including contingencies.

     In August 1999, Global sold its 50% partnership interest in a 137 MW gas-fired combined-cycle co-generation facility in Newark, New Jersey and received net cash proceeds of approximately $70 million. Global recognized an after-tax gain of approximately $40 million as a result of this transaction.

     In June 1999, Global and a partner acquired 90% of a Chilean distribution company, which at the time owned a 37% controlling interest in a distribution company in Peru, together providing electric and gas service to approximately one million customers. The acquisition was made in a 50/50 joint venture arrangement. Global's equity investment was approximately $268 million including fees and closing costs. In addition, Global's portion of the acquisition was financed with $160 million of debt that is non-recourse to Global, Energy
Holdings and PSEG, which is consolidated on the Global balance sheet. In September 1999, Global and its partner purchased an additional interest in the Peruvian distribution company. Global's investment in connection with this purchase was approximately $108 million, resulting in a total combined ownership share of 84.5% in the Peruvian distribution company.

     Also in June 1999, Global and a partner closed the project financing for an 845 MW gas-fired combined-cycle electric generating facility to be constructed in San Nicolas, Argentina. The new facility will be adjacent to an existing 650 MW facility also owned by Global and its partner. Construction began in August 1999 and is expected to be completed by 2001 at a total cost of approximately $448 million. Global's equity investment for its 33% interest, including contingencies, is expected to be approximately $86 million.

     In May 1999, Global acquired a 63% equity interest in a company which is developing a 525 MW coal-fired electric generating facility to be constructed in North Chennai, India. Upon scheduled completion in 2003, Global will be the operator of the plant. The total project cost is expected to be approximately $633 million, of which Global's maximum equity investment for its 63% interest, including contingencies, is expected to be approximately $180 million. Financial closure is expected in the Fall of 1999 with construction to begin by the end of 1999.

     In April 1999, Global and a partner entered into a joint venture agreement to develop, construct and operate a 1,000 MW gas-fired combined-cycle electric generating facility in Guadalupe County in south central Texas. 500 MW of this facility is expected to be operational in late 2000 and is expected to qualify as an EWG. Global's maximum equity investment for its 50% interest is expected to be approximately $193 million including loans and guarantees. In October 1999, Global closed on a $312 million non-recourse project financing, consisting of a $260 million term loan and $52 million in letter of credit facilities for the Guadalupe facility. At the completion of construction (approximately fifteen months), the loan will convert to a five year term loan.

     Also in April 1999, Global and a partner announced the formation of a joint venture to construct and operate three gas-fired electric generating facilities with total installed capacity of 200 MW and associated distribution systems to serve, under contract, industrial customers in Venezuela. Global expects the first two facilities, which are in construction, to be operational in late 1999 with the third facility in service in early 2001. The total cost of these facilities is expected to be approximately $140 million and Global's equity investment, including contingencies, for its 50% interest, is expected to be approximately $70 million.

         Resources

     In 1999, Resources, through its investment in a leveraged buyout (LBO) fund, has received cash distributions of $99 million resulting in a realized, after-tax gain of $23 million from the fund's sale of a portion of its equity interests. This includes distributions totaling approximately $40 million resulting in a realized, after-tax gain of approximately $11 million from the sales of equity interests held by an LBO fund in the third quarter of 1999.

     In the third quarter of 1999, Resources received net cash proceeds of approximately $76 million from early buy-outs of leveraged leases of a generation station and an office building, resulting in an after-tax gain of $10 million.

     In 1999, Resources has invested approximately $243 million in five leveraged lease transactions of energy-related assets: gas distribution networks in the Netherlands, cogeneration plants in Germany and a liquefied natural gas storage facility in the United States. This includes an investment of approximately $66 million in a leveraged lease transaction of a natural gas distribution network in the Netherlands and an investment of approximately $40 million in a leveraged lease transaction of cogeneration plants in Germany in September 1999.

         Energy Technologies

     During 1999, Energy Technologies acquired six mechanical and building service contractors in New Jersey, Virginia and Rhode Island for a total cost of approximately $44 million including debt assumed. The latest acquisition was completed in November 1999.

External Financings

     The changes in the utility industry are attracting increased attention of bond rating agencies which regularly assess business and financial matters including how utility companies are meeting competition and competitive initiatives, especially as they affect potential stranded costs. Bond ratings affect the cost of capital and the ability to obtain external financing. Given the changes in the industry and the anticipated use of securitization, attention and scrutiny of PSEG's, PSE&G's and Energy Holdings' competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of the respective securities of PSEG, PSE&G and Energy Holdings.

     The availability and cost of external capital could be affected by the performance of Energy Holdings and PSE&G and by the actions ultimately taken by the BPU with regard to the Energy Master Plan Proceedings as well as by rating agencies' views of such matters including the degree of structural or regulatory separation between the utility and its affiliates and the potential impact of affiliate ratings on the consolidated credit quality of PSEG, PSE&G and Energy Holdings.

     PSEG, PSE&G and Energy Holdings are analyzing their future capital and financing needs in light of securitization, the sale of generation-related assets to Power and their business strategies. However, it is expected that following completion of securitization and the generation-related asset sale, PSE&G will refinance a portion of its debt and reduce its equity level, which will not substantially alter its existing capitalization ratios. Power and Energy Holdings will likely issue debt through the capital markets to fund their projects and acquisitions, including the sale of generation-related assets by PSE&G to Power.

     PSEG

     At September 30, 1999, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At September 30, 1999, PSEG had $41 million outstanding under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank for an unlimited amount.

     In June 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001 with interest at the three-month London Interbank Offered Rate (LIBOR) plus 0.40%, reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing on March 15, 2000. PSEG used the net proceeds to make an equity investment in Energy Holdings and to reimburse its treasury for expenditures made to repurchase shares of its Common Stock.

     PSE&G

     In addition to the petition filed with the BPU to effectuate the securitization transaction, PSE&G will need to file petitions with the BPU for authorization for any additional debt financing needed. PSE&G is currently evaluating the potential uses of the proceeds of securitization (see Liquidity and Capital Resources).

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. As of September 30, 1999, the Mortgage would permit up to $3.8 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements, the level of which could be impacted by the actions ultimately taken in connection with securitization and the sale of generation-related assets to Power. At September 30, 1999, PSE&G's Mortgage coverage ratio was 4.481:1. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed. For a related discussion, see Liquidity and Capital Resources and Generation-Related Asset Sale to Power of Note 2. Regulatory Issues of Notes.

     In  anticipation  of   securitization,   PSE&G  purchased  certain  of  its
outstanding series of Mortgage Bonds in the open market. These purchases totaled $129 million in September 1999 and $171 million in October 1999.

     On July 1, 1999, $100 million of PSE&G's 8.750% Bonds, Series Z, matured. On September 27, 1999, PSE&G called its $2.990 million of 6.9% Pollution Control Bonds, Series C, due September 1, 2009. Redemption is scheduled for November 12, 1999.

     To provide liquidity for its commercial paper program, PSE&G has an $850 million revolving credit agreement expiring in June 2000 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On September 30, 1999, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 4, 2000, not more than $1.5 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has filed with the BPU for extension of this authorization through January 2, 2001 and for an increase to $2.0 billion in order to provide for temporary funding of maturing long-term debt in light of the uncertainty associated with the timing of securitization and the generation asset sale due to the recent appeals. An inability to issue short-term obligations would have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. On September 9, 1999, PSE&G entered into an uncommitted line of credit with a bank for an unlimited amount. Borrowings under this line of credit and all other short-term borrowings in aggregate cannot exceed the maximum amount of short-term debt authorized, currently $1.5 billion. PSE&G also had additional uncommitted lines of credit totaling $70 million on September 30, 1999. On September 30, 1999, PSE&G had $1.014 billion of short-term debt outstanding, including $30 million borrowed against its uncommitted bank lines of credit.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of September 30, 1999, Fuelco had commercial paper of $68 million outstanding. Once the purchase of PSE&G's generation-related assets is completed, Fuelco's commercial paper program will be discontinued and financing of Peach Bottom nuclear fuel will be funded through Power.

     Energy Holdings

     In October 1999, Energy Holdings issued $400 million of 10.0% Senior Notes due October 2009. The proceeds were used for the repayment of short-term debt outstanding under revolving credit facilities. Borrowings under the revolving credit facilities were used to finance investments and acquisitions and for general corporate purposes. Energy Holdings expects to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes. At September 30, 1999, Energy Holdings had total debt outstanding of $1.471 billion, including debt at PSEG Capital as discussed below and consolidated debt that is non-recourse to PSEG, Global and Energy Holdings.

     The minimum net worth maintenance agreement between PSEG Capital and PSEG provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. In 1993, PSEG agreed with the BPU to make a good-faith effort to eliminate such PSEG support within six to ten years. Effective January 31, 1995, PSEG Capital notified the BPU of its intention not to have more than $650 million of debt outstanding at any time. PSEG Capital has a $650 million Medium Term Note (MTN) program which provides for the private placement of MTNs without registration.

     PSEG Capital's assets consist principally of demand notes of Global and Resources. Intercompany borrowing rates are established based upon PSEG
Capital's cost of funds. In March and June 1999, PSEG Capital issued $252 million of 6.25% MTNs due May 2003 and $35 million of 6.73% MTNs due June 2001, respectively. The proceeds were used to repay $100 million of PSEG Capital MTNs which matured in February 1999 and $35 million which matured in May 1999 and to reduce Energy Holdings' short-term debt. At September 30, 1999, PSEG Capital had total debt outstanding of $650 million, all of which was comprised of MTNs with maturities between 1999 and 2003. Energy Holdings believes it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     In September 1999, Energy Holdings closed on a $150 million letter of credit facility to support a future equity investment in a generation project in Texas.

     In May 1999, Energy Holdings closed on two separate senior revolving credit facilities, with a syndicate of banks, a $165 million, 364 day revolving credit facility and a $495 million, five year revolving credit and letter of credit facility. These facilities replaced existing revolving credit facilities at Enterprise Capital Funding Corporation (Funding), a financing subsidiary of Energy Holdings, totaling $450 million. Effective May 1999, Funding is no longer being used as a financing vehicle for Energy Holdings.

     Financial covenants contained in this new facility include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from PSEG to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital which is supported by PSEG. As of September 30, 1999, the latest 12 months CFADS coverage ratio was 10.9x and the ratio of recourse indebtedness to recourse capitalization was 0.25 to 1.00.

     Compliance with applicable financial covenants will depend upon Energy Holdings' future financial position and levels of earnings and cash flow, as to which no assurances can be given. In addition, Energy Holdings' ability to continue to grow its business will depend to a significant degree on PSEG's ability to access capital and Energy Holdings' ability to obtain additional financing beyond current levels. At September 30, 1999, Energy Holdings had $481 million outstanding under existing revolving credit facilities totaling $660 million.

Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $1.4 billion and $1.0 billion, respectively, of international investments.

     Resources' international investments are primarily leveraged leases of assets located in Australia, the Netherlands and the United Kingdom with associated revenues denominated in U.S. dollars and, therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, Peru and Venezuela. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholders' equity. Net foreign currency devaluations, $185 million of which was caused by the devaluation of the Brazilian Real, have reduced the reported amount of PSEG's total stockholders' equity by $203 million as of September 30, 1999. For further discussion of foreign currency risk and the devaluation of the Brazilian Real, see Note 6. Financial Instruments and Risk Management of Notes.

Competitive Environment

     Generation

     PSE&G is required to provide BGS for all customers who do not elect a different service provider. Once the sale of the generation-related assets to Power is complete, Power, through ER&T, will provide PSE&G with the energy and capacity required to meet PSE&G's BGS and OTRA obligations. ER&T will provide such energy and capacity under the BGS contract rate for the first three years of the transition period, which began August 1, 1999. Once the sale of the generation-related assets to Power is complete, ER&T will obtain the energy and capacity to supply PSE&G's BGS and OTRA requirements from its affiliates, Nuclear and Fossil, supplemented as necessary with energy purchased in the competitive wholesale electricity market. Power's earnings will be exposed to the risks of the competitive wholesale electricity market to the extent that ER&T has to purchase energy and/or capacity to meet its BGS and OTRA obligations at market prices which approach or exceed the BGS contract rate (see PJM Interconnection, LLC and Item 3. Qualitative and Quantitative Disclosures About Market Risk). ER&T's policy will be to use derivatives to manage this risk consistent with its business plans and prudent practices. Also, as part of its growth strategy, Power is seeking to mitigate this risk by building and purchasing additional capacity in the PJM and surrounding regions. BGS will be competitively bid for the fourth year and thereafter. ER&T will also participate in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services. Prior to the sale of the generation-related assets to Power, such energy and capacity continues to be provided by the generation-related assets owned by PSE&G as well as through any energy purchases needed. For further discussion of the sale of generation-related assets, see
Note 2. Regulatory Issues of Notes.

     State Regulatory Matters

     For discussions of the Energy Master Plan Proceedings, Gas Unbundling, and other rate matters, see Note 2. Regulatory Issues of Notes.

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

     All power providers are paid the locational marginal price (LMP) set through power providers' bids. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap. Since the LEAC was discontinued as of August 1, 1999, to the extent PSEG's generation business produces less energy than required to supply PSE&G's BGS customers and OTRA customers, the lifting of such caps could present additional risks with respect to the difference between the LMP and the BGS rate. For further discussion of price volatility of electricity, see Item 3. Qualitative and Quantitative Disclosures About Market Risk.

     On May 12, 1999, FERC issued a Notice of Proposed Rulemaking regarding Regional Transmission Organizations (RTO). Although PJM is consistent with the proposed requirements for a RTO, the proposed rulemaking may restrict PSE&G's ability to recover its transmission related revenue requirements. Also, under some RTO structures, ownership of transmission assets would be limited to a de minimus level. Both of these possible restrictions could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows. PSE&G is actively participating in this rulemaking proceeding to advocate positions favorable to PSE&G, although no assurances on the outcome of these proceedings can be given.

Year 2000 Readiness Disclosure

     Many of PSEG's and PSE&G's systems, which include information technology applications, plant control and telecommunications infrastructure systems, must be modified due to computer program limitations in recognizing dates beyond 1999. PSEG, PSE&G and Energy Holdings have had a formal project in place since 1997 to address Year 2000 issues. Based upon project progress to date, all mission critical systems are expected to be ready before January 1, 2000.

     Year 2000 Readiness Status

     PSEG, PSE&G and Energy Holdings have established a three-phase program to achieve Year 2000 readiness. The initial phase (Inventory) identified systems having potential Year 2000 issues and set priorities for assessing and remediating those systems. The second phase (Assessment) determined whether systems are digital/date sensitive and the extent of date related issues. The third phase (Remediation/Testing) repairs programming code, upgrades or replaces systems and validates that code repairs were implemented as intended. Year 2000 readiness work is considered finished upon completion of all three phases.

     PSEG and PSE&G have completed required Year 2000 readiness work for more than 99% of their mission critical systems as of October 31, 1999. Mission critical systems are those systems whose unavailability would immediately impact PSEG's or PSE&G's ability to meet their regulatory, safety or fiduciary duties. By the end of 1999, a majority of PSEG's and PSE&G's non-critical systems are also expected to be Year 2000 ready with the remainder of such non-critical systems to be ready in 2000.

     Energy Holdings and its subsidiaries have essentially completed Inventory and Assessment work on all systems impacted by Year 2000 readiness issues. Remediation/Testing is expected to be completed in 1999 on all mission critical systems and a majority of non-critical systems, with the remaining non-critical systems to be completed in 2000. Energy Holdings (parent company), Energy Technologies and Resources have completed required Year 2000 readiness work for 100% of their mission critical systems and such systems are Year 2000 ready as of June 30, 1999. Global has completed required Year 2000 readiness work for 95% of its mission critical systems through September 1999.

     As previously reported, on May 11, 1998, the NRC issued a Generic Letter to all nuclear facilities requiring certain written responses addressing the status of their Year 2000 programs. In its responses, PSE&G indicated that planned implementation will allow PSE&G's nuclear facilities to be Year 2000 ready and in compliance with the terms and conditions of their licenses and NRC regulation by January 1, 2000. On June 30, 1999, PSE&G reaffirmed its plan to have all mission critical systems ready and in compliance with the terms and conditions of their license and NRC regulation by January 1, 2000. On October 20, 1999, PSE&G provided an update to its June 30, 1999 response, noting that all mission critical systems for Hope Creek and Salem were Year 2000 ready. PSE&G has identified no Year 2000 problem that could affect the proper functioning of any nuclear safety system. All safety-related systems that could have a Year 2000 issue have already been identified and, where necessary, corrected and tested. PSE&G will continue to monitor the Year 2000 issue to ensure that it is prepared for any issues, internal or external to the plants, which could impact PSE&G. PSE&G has developed contingency plans to address issues that may arise during the December 31, 1999 through January 1, 2000 rollover. PECO informed PSE&G that it provided the required July 1999 response to the NRC confirming that Peach Bottom's Year 2000 effort is on schedule to also be Year 2000 ready and in compliance with the terms and conditions of their license and NRC regulation by January 1, 2000. Additionally, PECO informed PSE&G that the remaining work on Peach Bottom's mission critical systems has been completed and those systems are Year 2000 ready.

     PSEG, PSE&G and their subsidiaries are continuing to work with their supplier base to assess the Year 2000 readiness status of vendors who provide critical materials and services (key vendors). PSEG, PSE&G and their subsidiaries designate a vendor as key under the Year 2000 project if that vendor's product or service has a fiduciary, regulatory or safety impact on PSEG or PSE&G or their subsidiaries. PSEG and PSE&G have indications from more than 97% of their key vendors that they are making or have made preparations for the Year 2000. To date, all such key vendors responding indicate that their business operations will be ready. Global's vendors are not included in that statistic; however, Global's key vendors have also indicated that they expect to be able to meet Year 2000 requirements. Strategies are being put into place to minimize the impact of potential vendor failures on PSEG's, PSE&G's and Energy Holdings' operations. However, failure of key vendors to be Year 2000 ready could result in material adverse impacts to PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

     Year 2000 Costs

     For a discussion of Year 2000 Costs, see Note 5. Commitments and Contingent Liabilities of Notes.

     Year 2000 Risks

     PSEG, PSE&G and Energy Holdings have identified some scenarios and will continue working to determine the most reasonably likely worst case scenarios arising from Year 2000 readiness issues. PSE&G anticipates its most reasonably likely worst case scenario as follows:

     o Many customers may revert to their own back-up generation or may preemptively shut down their operations during critical Year 2000 periods (primarily around December 31, 1999 through January 1, 2000). Their individual decisions could aggregate to unpredictable and/or low electrical demand patterns, especially given that this is typically a low electrical demand period. Because electricity cannot be stored, PSE&G must anticipate and balance supply and demand in order to maintain electric generation, transmission and distribution systems. Unusual demand patterns could overburden these systems so that PSE&G could fail to coordinate demand and supply. In order to prepare for this contingency, PSE&G has sought to increase system flexibility by implementing measures to:

          o Prepare all plants for significant increase or decrease in production,

          o Have equipment and facilities that can use electricity ready to run,

          o    Generate with a more diverse fuel mix than usual, and

          o Have additional generating units that typically do not run during this time of the year (i.e., combustion turbines) ready to operate.

          PSEG and PSE&G are planning for intense media attention on PSE&G's operations. The period surrounding December 31, 1999 through January 1, 2000 will provide an opportunity to closely review PSE&G's status. Part of PSE&G's contingency plans is to provide timely and accurate status information.

     Energy Holdings has identified some scenarios and will continue to determine the most reasonably likely worst case scenarios arising from Year 2000 readiness issues. Global's most reasonably likely worst case scenarios may include potential external disturbances of its systems including, but not limited to, fuel supply or transmission interruptions or telecommunications systems outages. Global's contingency plans have been finalized to address these scenarios.

     PSEG, PSE&G and Energy Holdings have no outstanding litigation relating to Year 2000 issues. The likelihood of future Year 2000 related liabilities cannot be determined at this time. PSEG and PSE&G have been subject to the following Year 2000 regulatory action:

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

          o    The BPU has informed  PSE&G that it will expect  periodic  status
               reports  and  specific  outage   information  during  the  period
               December 31, 1999 through January 1, 2000.

     Additionally, Energy Holdings, through Global, is subject to international Year 2000 regulatory initiatives, which could include sanctions being imposed and requirements to indemnify consumers for damages resulting from Year 2000 non-compliance, in the countries in which it has operations, including Argentina, Brazil, Chile, China, Peru and Venezuela. Global has reviewed the impacts of local regulations and laws, has taken all necessary steps to comply with the international regulatory initiatives and, as noted above, has completed required Year 2000 readiness work for 95% of its mission critical systems through September 1999.

     Contingency Plans

     PSEG, PSE&G and Energy Holdings have adopted the North American Electric Reliability Council's (NERC) timetable, guidelines and detailed requirements for developing these contingency plans. The planning process is an iterative one. PSEG, PSE&G and Energy Holdings have completed their preliminary contingency plans. The second version of their contingency plans was completed by June 30, 1999, consistent with NERC's timetable.

     PSEG and PSE&G conducted a limited scope internal drill on March 19, 1999. The scope of the drill involved using alternate communication capabilities (i.e., radio) to monitor electric generation and transmission should the public switched phone network become unavailable. The drill showed the basic feasibility of preliminary plans and it identified needed procedural enhancements, which have since been included in the contingency plans. On April 9, 1999, PSEG and PSE&G participated in a NERC industry-coordinated Year 2000 readiness drill. It involved a scope similar to the March 19, 1999 drill plus the involvement of PJM. Additionally, PSEG and PSE&G participated in the NERC-led drill on September 8-9, 1999. The drill was intended to be a full-scale dress rehearsal for the rollover period of December 31, 1999 to January 1, 2000. For PSE&G, this drill built on previous exercises. Multiple functions were involved including gas, electric and distribution. The centralized status and reporting function created for Year 2000 was activated. As with the previous drills, this exercise showed the basic feasibility of the contingency plans. Some procedural details, such as the final development of facility preparation checklists, creation of contact listings and the distribution of communication equipment, will be completed before December 31, 1999.

     PSEG, PSE&G and Energy Holdings expect that with completion of the Year 2000 readiness work and implementation of programs from SAP America, Inc. (SAP), the possibility of significant interruptions of normal operations should be reduced. However, if PSEG, PSE&G, Energy Holdings, their domestic and international subsidiaries, their project affiliates, the other members of PJM, PJM trading partners supplying power through PJM, PSEG's or PSE&G's key vendors and/or customers or the capital markets are unable to meet the Year 2000 deadline, such inability could have a material adverse impact on PSEG's and PSE&G's operations, financial condition, results of operations or net cash flows.

Environmental Costs

     For discussion of potential  environmental and other remediation costs, see
Note 5. Commitments and Contingent Liabilities of Notes.

Accounting Issues

     For a discussion of significant accounting matters including SFAS 71; SFAS 121; Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4); SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101); changes in capitalization, depreciation and asset retirement policies; discontinuation of deferral accounting for fuel revenues and expenses; EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10); Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) and SOP 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), see Note 1. Basis of Presentation/Summary of Significant Accounting Policies of Notes.

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in PSEG's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, equity security prices, interest rates and foreign currency exchange rates as discussed below. PSEG's policy is to use derivatives to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

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

     For discussion of interest rates and Energy Holdings' commodity-related instruments, equity securities and foreign currency risks, see Note 6. Financial Instruments and Risk Management of Notes.

     Commodity-Related Instruments--PSE&G

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level and assuming a one week time horizon at September 30, 1999 was approximately $5 million, compared to the December 31, 1998 level of $4 million. PSE&G's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1998 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and the Current Reports on Form 8-K filed March 18, 1999, April 26, 1999, July 21, 1999, September 15, 1999 and October 14, 1999 is updated below.

(1) Form 10-K, page 29 and June 30, 1999 Form 10-Q, page 52. As previously disclosed, by complaints filed in 1995 and 1996, shareholder derivative actions on behalf of PSEG shareholders were commenced by purported shareholders against certain directors and officers. The four complaints generally sought recovery of damages for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. By decision dated July 28, 1999, the Court granted the defendants' motions for summary judgement dismissing all four derivative actions. The plaintiffs have filed Notices of Appeals in all these actions. PSEG cannot predict the outcome of these appeals. Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-160-96. Dr. Steven Fink and Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, et. al. v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al., v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96. Tillie Greenberg, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-188-96.

(2) March 31, 1999 Form 10-Q, page 38 and June 30, 1999 Form 10-Q, page 52. As previously disclosed, a complaint was received by PSEG naming as defendants the current directors of PSEG, and naming PSEG as a nominal defendant, from the same purported shareholder of PSEG who instituted the December 1995 shareholder derivative suit and who instituted the June 1998 proxy litigation, alleging that the 1999 proxy statement provided to shareholders of PSEG was false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at and reserves with respect to PSEG's nuclear operations and (iii) the demand letter and derivative litigation described above. The complaint seeks to have the 1999 proxy statement declared to be in violation of law, to set aside the election of directors of PSEG and the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at the 1999 annual shareholder meeting, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing the matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. A motion to dismiss the complaint was filed by the defendants on June 28, 1999. On August 2, 1999, the Court issued an order granting the defendants' motion to dismiss the complaint. Plaintiff has filed a Notice of Appeal. PSEG cannot predict the outcome of this appeal. G. E. Stricklin
     v. I. Lerner, et. al., United States District Court for the Eastern District of Pennsylvania. Civil Action No. 99-1950.

     In addition, see the following at the pages hereof indicated:

     (1) Pages 10 through 15 and 29 through 30. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070461, EO97070462 and EO97070463.

     (2) Pages 10 through 15 and 29 through 30. Appeals of I/M/O PSE&G's Rate Unbundling, Stranded Costs and Restructuring Filings before the New Jersey Superior Court, Appellate Division, Docket No. A-643-99-T3 and second pending docket number assignment.

     (3) Pages 10 through 15 and 29 through 30. Proceedings before the BPU in the Matter of the Petition of PSE&G for a Bondable Stranded Cost Rate Order, Docket No. EF99060390.

     (4) Pages 10 through 15 and 29 through 30. Appeals of I/M/O the Petition of PSE&G for a Bondable Stranded Cost Rate Order before the New Jersey Superior Court, Appellate Division, Docket Nos. A-772-99T3 and A-1050-99T3.

     (5) Page 15. Proceedings before the BPU in the Matter of the Filings of the Comprehensive Resource Analysis of Energy Programs pursuant to
          Section 12 of the Electric Discount and Energy Competition Act of 1999, Docket Nos. EX99050347, EO99050348, EO99050349, EO99050350,
          EO99050351, EO99050352, EO99050353 and EO99050354.

     (6) Page 15. Proceeding before the BPU Establishing Procedures for gas unbundling, Docket Nos. GX99030121, GO99030122, GO99030123, GO99030124
          and GO99030125.

     (7)  Page 20.  Investigation by the U.S.  Environmental  Protection  Agency
          (EPA) regarding the Passaic River site.

     (8) Page 21. Additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1998 Annual Report and the March 31, 1999 and June 30, 1999 Quarterly Reports to the SEC is updated below. References are to the related pages of the Form 10-K and the Quarterly Reports for the quarters ended March 31, 1999 and June 30, 1999 as printed and distributed.

Executive Officers

     Form 10-K, page 127. Lawrence R. Codey, President and Chief Operating Officer of PSE&G and a member of the Boards of Directors of PSEG and PSE&G, has announced that he will retire on February 29, 2000. It is anticipated that Alfred C. Koeppe, currently Senior Vice President-Corporate Services and External Affairs of PSE&G, will succeed Mr. Codey as President and Chief Operating Officer at that time.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

                                      PSEG
--------------------------------------------------------------------------------
Exhibit Number      Document
------------------  ------------------------------------------------------------
     10a            PSE&G Thrift and Tax-Deferred Savings Plan,  as amended
                    effective October 1, 1999

     10b            PSE&G  Employee Savings Plan, as amended effective
                    October 1, 1999

     12             Computation of Ratios of Earnings to Fixed Charges (PSEG)

     27(A)          Financial Data Schedule (PSEG)



                                      PSE&G
--------------------------------------------------------------------------------
Exhibit Number      Document
------------------  ------------------------------------------------------------
     10a            PSE&G  Thrift  and  Tax-Deferred  Savings  Plan,  as amended effective  October 1, 1999

     10b            PSE&G Employee  Savings Plan, as amended  effective
                    October 1, 1999

     12(A)          Computation of Ratios of Earnings to Fixed Charges  (PSE&G)

     12(B)
                    Computation  of Ratios of  Earnings  to Fixed  Charges  plus
                    Preferred   Stock   Dividend   Requirements   (PSE&G)

     27(B)          Financial Data Schedule (PSE&G)



(B) Reports on Form 8-K:


  Registrant              Date of Report             Items Reported
---------------      ------------------------     ----------------------

 PSEG and PSE&G            July 21, 1999             Items 5 and 7

 PSEG and PSE&G         September 15, 1999               Item 5

 PSEG and PSE&G           October 14, 1999            Items 5 and 7

                           FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. PSEG and PSE&G undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and PSE&G prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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





Date: November 12, 1999