Form 10-K405
period 1999-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2000-02-28
CIK 788784, 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              (Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to _______

COMMISSION        REGISTRANT, STATE OF INCORPORATION,          I.R.S. EMPLOYER
FILE NUMBER         ADDRESS, AND TELEPHONE NUMBER             IDENTIFICATION NO.
-----------  --------------------------------------------     ------------------
  1-9120     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED        22-2625848
                      (A New Jersey Corporation)
                           80 Park Plaza
                           P.O. Box 1171
                    Newark, New Jersey 07101-1171
                           973 430-7000
                        http://www.pseg.com

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------         -----------------------------------------
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

Extendible Notes, Series A, LIBOR plus 0.22%, Due 2000.
Extendible Notes, Series B, LIBOR plus 0.60%, Due 2000.
Extendible Notes, Series C, LIBOR plus 0.40%, Due 2001.

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 2000 was $7,439,341,868 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of Common Stock, as of the latest practicable date, was as follows:

           CLASS                                 OUTSTANDING AT JANUARY 31, 2000
           -----                                 -------------------------------
Common Stock, without par value                             216,417,218

                       DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K               DOCUMENTS INCORPORATED BY REFERENCE
-----------------  -------------------------------------------------------------
      III Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated to be held April 18, 2000, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 2000, as specified herein.

================================================================================

COMMISSION      REGISTRANT, STATE OF INCORPORATION,            I.R.S. EMPLOYER
FILE NUMBER       ADDRESS, AND TELEPHONE NUMBER               IDENTIFICATION NO.
-----------   ---------------------------------------         ------------------
  1-973       PUBLIC SERVICE ELECTRIC AND GAS COMPANY            22-1212800
                   (A New Jersey Corporation)
                         80 Park Plaza
                         P.O. Box 570
                  Newark, New Jersey 07101-0570
                         973 430-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS         TITLE OF EACH CLASS         ON WHICH REGISTERED
--------------------    ----------------------------   ----------------------
Cumulative Preferred    First and Refunding Mortgage
Stock $100 par value    Bonds Series Due:
Series:
       4.08%
       4.18%               9 1/8%   BB    2005
       4.30%               9 1/4%   CC    2021
       5.05%               8 7/8%   DD    2003
       5.28%               7 7/8%   FF    2001
       5.97%               7 5/8%   II    2000
       6.92%               6 7/8%   MM    2003         New York Stock Exchange
                           6 1/2%   PP    2004
$25 par value Series:      6%       QQ    2000
       6.75%               6 1/8%   RR    2002
                           7%       SS    2024
                           7 3/8%   TT    2014
                           6 3/4%   UU    2006
                           6 3/4%   VV    2016
                           6 1/4%   WW    2007
                           6 1/2%   XX    2000
                           6 3/8%   YY    2023
                           8%             2037
                           5%             2037

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             REGISTRANT                               TITLE OF CLASS
             ----------                               --------------
Public Service Electric and Gas Company      6.92% Cumulative Preferred Stock
                                             $100 par value Medium-Term Notes,
                                                         Series A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of January 31, 2000, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

                                TABLE OF CONTENTS
                                -----------------
                                                                           PAGE
                                                                           ----
PART I
------
Item 1.    Business........................................................  2
           General.........................................................  2
           Risk Factors....................................................  3
           Competitive Environment.........................................  4
           Regulatory Issues...............................................  4
           Customers....................................................... 10
           PSE&G/Power..................................................... 11
           Energy Holdings................................................. 17
           Employee Relations.............................................. 18
           Segment Information............................................. 19
           Environmental Matters........................................... 19
Item 2.    Properties...................................................... 22
Item 3.    Legal Proceedings............................................... 26
Item 4.    Submission of Matters to a Vote of Security Holders............. 29

PART II
-------
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters............................................. 30
Item 6.    Selected Financial Data......................................... 31
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 33
           PSEG............................................................ 33
           Corporate Structure............................................. 33
           Overview of 1999 and Future Outlook............................. 33
           Results of Operations........................................... 36
           Liquidity and Capital Resources................................. 42
           External Financings............................................. 47
           Qualitative and Quantitative Disclosures About Market Risk...... 49
           Foreign Operations.............................................. 50
           Year 2000 Readiness............................................. 50
           Accounting Issues............................................... 51
           PSE&G........................................................... 51
           Forward Looking Statements...................................... 51
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk...... 52
Item 8.    Financial Statements and Supplementary Data..................... 52
           Consolidated Financial Statements............................... 53
           Notes to Consolidated Financial Statements...................... 64
           Financial Statement Responsibility..............................103
           Independent Auditors' Reports...................................105
Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.............................107

PART III
--------
Item 10.   Directors and Executive Officers of the Registrants.............108
Item 11.   Executive Compensation..........................................110
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..................................................114
Item 13.   Certain Relationships and Related Transactions..................115

PART IV
-------
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.....................................................116
           Schedule II--Valuation and Qualifying Accounts..................118
           Signatures......................................................119
           Exhibit Index...................................................121

                                     PART I

ITEM 1. BUSINESS

GENERAL

      PSEG

      Public Service Enterprise Group Incorporated (PSEG), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102, is an exempt public utility holding company. PSEG has three principal direct wholly-owned operating subsidiaries:
Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings Inc. (Energy Holdings). In November 1999, PSEG formed PSEG Services Corporation (Services) to provide management and administrative services to PSEG and its subsidiaries.

                            PSEG ORGANIZATIONAL CHART

                                ---------------
                                      PSEG
                                ---------------
                                        |
      -------------------------------------------------------------------
      |                    |                    |                       |
---------------     ---------------       ---------------        ---------------
    PSE&G          _     Power          _ Energy Holdings           Services
---------------   | ---------------    |  ---------------        ---------------
                  |                    |
                  | ---------------    |  -------------------
                  |-    Fossil         |-       Global
                  | ---------------    |  -------------------
                  |                    |
                  | ---------------    |  -------------------
                  |-    Nuclear        |-       Resources
                  | ---------------    |  -------------------
                  |                    |
                  | ---------------    |  -------------------
                   -     ER&T           - Energy Technologies
                    ---------------       -------------------

      PSE&G

      PSE&G is a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. PSE&G is an operating public utility company engaged principally in the generation, transmission, distribution and sale of electric energy service and in the transmission, distribution and sale of gas service in New Jersey. Upon the final resolution of appeals of certain regulatory orders issued by the New Jersey Board of Public Utilities (BPU) under the New Jersey Energy Master Plan Proceedings, as more fully discussed below, PSE&G expects to transfer its generation-related assets to Power. PSE&G will continue to own and operate its transmission and distribution businesses as a public utility.

      More information on the New Jersey Energy Master Plan proceedings can be found in Regulatory Issues. Within this report, the results of operations of the generation business have been included within PSE&G since PSE&G continued to own and operate the generation-related assets throughout 1999.

      Currently, PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5.5 million people, about 70% of the State's population, reside. PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. As of December 31, 1999, PSE&G provided service to approximately 1.9 million electric customers and approximately 1.6 million gas customers. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities--Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden--in addition to approximately 300 suburban and rural communities. This service territory contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence. PSE&G's load requirements are almost evenly split among residential, commercial and industrial customers. PSE&G believes that it has all the franchises (including consents) necessary for its electric and gas distribution operations in the territory it serves. Such franchise rights are not exclusive.

      POWER

      Power and its subsidiaries were formed in 1999 to acquire, own and operate the electric generation-related assets of PSE&G pursuant to the terms of the Final Decision and Order (Final Order) issued August 24, 1999 by the BPU under the New Jersey Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act). Through its subsidiaries, Power will provide energy and capacity to PSE&G under a full requirements contract through the end of July 2002 and will also market electricity, natural gas, capacity and ancillary services throughout the Eastern United States. Power has three direct wholly-owned subsidiaries: PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T). As noted previously, the results of operation of the generation business in 1999 have been reported within PSE&G in this report.

      ENERGY HOLDINGS

      Energy Holdings is the parent of three energy-related lines of business through its wholly-owned subsidiaries: PSEG Global Inc. (Global), which develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets; PSEG Resources Inc. (Resources), which invests in energy-related financial transactions and manages a diversified portfolio of investments; and PSEG Energy Technologies Inc. (Energy Technologies), an energy management company that constructs, operates and maintains heating, ventilating and air conditioning
(HVAC) systems for, and provides energy-related engineering, consulting and mechanical contracting services to, industrial and commercial customers in the Northeastern and Middle Atlantic United States.

      Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital), which provides privately-placed debt financing to Energy Holdings' operating subsidiaries on the basis of a minimum net worth maintenance agreement with PSEG. Energy Holdings is also the parent of Enterprise Group Development Corporation (EGDC), a nonresidential real estate property management business and has been conducting a controlled exit from the real estate business since 1993.

RISK FACTORS

      PSEG and its subsidiaries are affected by many issues that are generic to the electric and gas industries such as: deregulation, the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services (see Competitive Environment and Regulatory Issues); energy sales retention and growth potential in a mature, competitive service territory; the need to reduce operating and capital costs in a competitive environment and in light of mandated rate reductions; revenue stability and growth, including the ability to obtain adequate and timely rate relief, cost recovery, including stranded costs, and other necessary regulatory approvals (see Regulatory Issues); the ability to economically and safely operate power generation facilities in accordance with regulatory requirements (see Electric Supply and Capacity); increased capital investments attributable to environmental regulations (see Environmental Matters); nuclear decommissioning and the availability of storage facilities for spent nuclear fuel and related costs of disposal (see Electric Fuel Supply and Disposal); managing wholesale energy trading operations in conjunction with electricity production and gas supply activities, transmission and distribution systems, including commodity price fluctuations, volatility and credit risk from counterparties; limited control of minority investments; seasonality; purchasing electricity at higher prices than provided in the basic generation service rates approved by the BPU; replacing basic generation service revenues after the transition period expires in 2003; sufficient insurance coverages; managing foreign investments and electric generation and distribution operations in locations outside of the traditional utility service territory (see Foreign Operations of MD&A); political and foreign currency risks; exposure to market price fluctuations and volatility (see Qualitative and Quantitative Disclosures About Market Risk and Foreign Operations of MD&A); and debt and equity market concerns associated with these issues.

COMPETITIVE ENVIRONMENT

      OVERVIEW

      The regulatory structure which has historically governed the electric and gas industries in the United States and in New Jersey is in transition. Deregulation is well underway in New Jersey and in other states in the Northeast and across the United States. The deregulation and restructuring of the nation's energy markets, the unbundling of energy and related services, the diverse strategies within the industry related to holding, buying or selling generation capacity and the anticipated resulting industry consolidation will have a profound effect on PSEG and its subsidiaries, providing them with new opportunities and exposing them to new risks (see Overview of 1999 and Future Outlook of MD&A).

      PSE&G / POWER

      In response to the opening of the New Jersey electric generation market to competition, a variety of electric generators and retail energy marketers have begun operating in New Jersey and are competitors of PSE&G and Power. As of December 31, 1999, several third party suppliers (TPS) participated in the New Jersey electric generation market and gained approximately 5% of the customer load traditionally served by PSE&G. As the competitive market matures, the loss of customer load is likely to increase.

      As PSE&G loses customers served under the basic generation service (BGS) obligation, Power will seek to replace those lost revenues by selling generation into the wholesale marketplace. Power's success as a competitive generator will be due in part to the extent it can produce power at rates lower than the BGS contract and prevailing market prices. There is virtually no financial impact on PSE&G's transmission and distribution business due to customers choosing an alternate electric or gas supplier. For further information on regulatory changes, see Regulatory Issues.

      ENERGY HOLDINGS

      Energy Holdings and its subsidiaries are subject to substantial competition in the United States as well as in the international markets from independent power producers, domestic and multi-national utility generators, fuel supply companies, engineering companies, equipment manufacturers and affiliates of other industrial companies. Restructuring of worldwide energy markets, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for, and substantial competition from, well-capitalized entities which may adversely affect Energy Holdings' ability to make investments on favorable terms and achieve its growth objectives. Resources faces competition from numerous well-capitalized investment and finance company affiliates of banks, utilities and industrial companies. Energy Technologies faces substantial competition from energy marketers, utilities and their affiliates and HVAC and mechanical contractors. For additional information, see Energy Holdings.

REGULATORY ISSUES

      STATE REGULATION

      As a New Jersey public utility, PSE&G has been subject to comprehensive regulation by the BPU including, among other matters, regulation of intrastate rates and service and the issuance and sale of securities. As a participant in the ownership of certain generation and transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission
(PPUC) in limited respects in regard to such facilities. PSEG is not subject to direct regulation by the BPU, except potentially with respect to certain transfers of control, reporting requirements and affiliate standards. Additionally, PSEG and its subsidiaries are subject to the rules and regulations of the New Jersey Department of Environmental Protection (NJDEP) and the New Jersey Department of Transportation.

      FEDERAL REGULATION

      PSEG and certain of its subsidiaries' domestic operations are subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. PSEG has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2) thereof, which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Global's investments include exempt wholesale generators (EWGs) and foreign utility companies (FUCOs) under PUHCA. Failure to maintain status of these plants as EWGs or FUCOs could subject PSEG and its subsidiaries to regulation under PUHCA.

      The Public Utility Regulatory Policy Act (PURPA) provides to qualifying facilities (QFs) certain exemptions from Federal and state laws and regulations, including organizational, rate and financial regulation. Global's investments include QFs under PURPA. If any of the domestic plants in which Global has an interest lose their QF status or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, PSEG could lose its exemption under PUHCA unless such generation plant was able to qualify for EWG status.

     In addition, actions of PSEG, PSE&G, Power, Resources, Global or Energy Technologies could cause PSEG, and its subsidiaries, to be no longer exempt from regulation under PUHCA. If PSEG were no longer exempt from PUHCA, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to their financing and investing activities, including the amount and type of non-utility investments. PSEG believes, however, that this would not have a material adverse affect on PSEG and its subsidiaries.

      Construction, operation and decommissioning of nuclear generating facilities are regulated by the Nuclear Regulatory Commission (NRC). For additional information relating to regulation by the NRC, see Nuclear Operations. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants. PSE&G is also subject to the rules and regulation of the Federal Environmental Protection Agency (EPA), U.S. Department of Transportation (DOT) and U.S. Department of Energy (DOE). Additionally, Global is subject to the rules and regulations of the EPA, DOT and DOE in the operation of its domestic generation facilities. For information on environmental regulation, see Environmental Matters.

      PSE&G
      -----
      NEW JERSEY ENERGY MASTER PLAN PROCEEDINGS AND RELATED ORDERS

      In January 1999, the State Legislature passed the Energy Competition Act which was signed into law on February 9, 1999. Following the passage of the Energy Competition Act, the BPU rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999 and subsequently issued its Final Order in these matters on August 24, 1999. The Energy Competition Act and the related BPU proceedings are referred to herein as the Energy Master Plan Proceedings. For discussion of the extraordinary charge to earnings recorded as a result of the deregulation of PSE&G's generation business, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes to Consolidated Financial Statements (Notes). Among other things, the Energy Competition Act provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas suppliers commencing January 1, 2000, thus fully opening the New Jersey energy markets to customer choice and competition. Following the restructuring of the energy industry, PSE&G's distribution business and transmission business will continue to be regulated by the BPU and FERC, respectively.

      THE FINAL ORDER PROVIDED FOR THE FOLLOWING:
      -------------------------------------------
      TRANSITION PERIOD

      o A four-year transition period from August 1, 1999 through July 31, 2003. During this transition period, rates for services provided by PSE&G are capped for all electric customers.

      RATE REDUCTIONS

      o In addition, through July 2003, electric customers will receive the following rate reductions from those rates in effect on July 31, 1999:

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

            The BPU conditioned the second and third incremental rate reductions upon implementation of securitization (which has been delayed by the appeals discussed below). The BPU further determined that the final aggregate rate reduction of 13.9% on August 1, 2002 is required by the Energy Competition Act and is not contingent on the implementation of securitization.

      SHOPPING CREDITS

      o Shopping credits (credits which a customer electing a new supplier of electricity will receive from PSE&G) have been established for the transition period and include the cost of energy, capacity, transmission, ancillary services, losses, taxes and a retail adder. The average overall credits will be as follows:

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

      o PSE&G was directed to use the overrecovered balance in the Levelized Energy Adjustment Clause (LEAC) as of July 31, 1999 as a mitigation tool for stranded cost recovery associated with non-utility generation (NUG) contracts. PSE&G applied the overrecovery as a credit to the starting deferred balance of the non-utility generation market transition charge (NTC) to offset future above market costs and/or contract buyouts otherwise recoverable from ratepayers.

      SECURITIZATION

      o The BPU determined that it would issue an irrevocable Bondable Stranded Costs Rate Order (Finance Order) upon PSE&G's request providing for the issuance of up to $2.525 billion of transition bonds, with a scheduled amortization upon issuance of 15 years, representing $2.4 billion of generation-related stranded costs (net of tax) and an estimated $125 million of transaction costs. A transition bond charge will be collected from all existing and future electric customers via a single per kWh "wires charge" subject to adjustment at least annually.

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

      o The net proceeds of securitization are required to be used to refinance or retire certain of PSE&G debt and/or equity in a manner that will not substantially alter PSE&G's overall capital structure.

      SALE OF GENERATION-RELATED ASSETS

      o The BPU directed PSE&G to sell its generation plants to an affiliate of PSEG for $2.443 billion plus the net book value of other generation-related assets and liabilities transferred at the time of sale, such as fuel and materials and supplies. When the transaction is completed, PSE&G and Power will record the difference between the net book value of the generation plants and the $2.443 billion of sale proceeds as an increase and decrease to contributed capital, respectively.

      o The BPU further directed that any gains resulting from any subsequent sale of the generation-related assets to a third party which occurs before August 1, 2004 must be shared equally between ratepayers and shareholders. For further discussion, see Generation-Related Asset Sale to Power.

      BASIC GENERATION SERVICE

      o PSE&G is obligated to provide BGS to customers who do not choose another electric supplier and to serve as the supplier of last resort to all customers. PSE&G will contract with ER&T to provide the energy and capacity required to meet its BGS and Off-Tariff Rate Agreements (OTRA) obligations for the first three years of retail choice (see Generation-Related Asset Sale to Power). PSEG, PSE&G and Power are prohibited from promoting such service as a competitive alternative to other electricity suppliers and marketers. The contract to provide capacity and energy for BGS will be competitively bid for the year beginning August 1, 2002 and thereafter. Any payments to PSE&G resulting from the BGS supply contract being bid out will be applied to the deferred societal benefit costs balance for purposes of establishing the societal benefit clause (SBC) rate in the year beginning August 1, 2003.

      SOCIETAL BENEFIT CLAUSE AND NON-UTILITY GENERATION MARKET TRANSITION
      CLAUSE

      o Societal benefit costs and stranded costs associated with NUG contracts will be collected through separate charges. Both charges will remain constant throughout the four-year transition period and PSE&G will use deferral accounting, including interest on any over/underrecoveries. The charges will be reset annually thereafter. The NTC charge will be initially set at the 1999 level of $183 million annually. Any NUG contract buyouts will also be charged to the NTC and will be subject to deferral accounting. The SBC will include costs related to: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs (see Other Regulatory Issues); 4) manufactured gas plant remediation; and 5) consumer education.

      ELECTRIC DISTRIBUTION DEPRECIATION

      o PSE&G was directed by the BPU to record a regulatory liability by reducing its depreciation reserve for its electric distribution assets by $569 million. This regulatory liability will be amortized over the period from January 1, 2000 to July 31, 2003.

      INVESTMENT TAX CREDITS (ITC)

      o The BPU directed PSE&G to seek a private letter ruling from the Internal Revenue Service (IRS) to determine if the ITC included in the impairment write-down of generation assets, which amounted to $235 million, can be credited to customers without violating the tax normalization rules of the Internal Revenue Code. If the IRS's private letter ruling determines that the ITC could be passed on to PSE&G's customers without violating the IRS's normalization rules, then in the fourth year of the transition period, the BPU will consider any action which it may deem appropriate regarding the treatment of the ITC, giving consideration to the issues resolved in the Final Order and other relevant matters. PSE&G accounted for the ITC as a reduction to the extraordinary charge recorded in 1999. An adverse resolution to this matter would result in an additional extraordinary charge to income up to the amount of the ITC, which would likely have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows. However, based on PSE&G's analysis, an adverse outcome does not appear to be likely.

      SECURITIZATION FILING AND FINANCE ORDER

      On September 17, 1999, the BPU issued its Finance Order to authorize, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

      PSE&G Transition Funding LLC, a wholly owned subsidiary of PSE&G, was created to issue such transition bonds. Assuming a favorable decision on the appeals discussed below, PSEG and PSE&G expect such sale of transition bonds and the receipt of proceeds in 2000.

      APPEALS

      In October and November 1999, two appeals of the BPU's Final Order and two appeals of the Finance Order were filed in the Appellate Division of the New Jersey Superior Court on behalf of several customers. The Court granted PSE&G's requests to accelerate the appeals and ordered that the matters be consolidated. All briefs have been filed and oral arguments on the consolidated matters have been set for March 8, 2000. While PSEG and PSE&G believe that the appeals are without merit, no assurances can be given at this time as to the timing or outcome of these proceedings. Accordingly, neither PSEG nor PSE&G are able to predict whether such appeals will have a material adverse effect on their financial condition, results of operations or net cash flows.

      GENERATION-RELATED ASSET SALE TO POWER

      It is anticipated that Power will acquire and manage PSE&G's electric generation-related assets. The appeal which has been filed challenging the Final Order has delayed this transaction. PSEG and PSE&G expect such sale will occur later in 2000, upon a favorable conclusion of the appeal process.

     Certain regulatory approvals are required prior to the sale of the generation-related assets to Power. Power has made the necessary filings and is awaiting final approval from the NJDEP to transfer certain liabilities and the PPUC to transfer PSE&G's assets in Pennsylvania. Additionally, in October 1999, Nuclear and Fossil filed with the FERC for EWG status. In September 1999, FERC approved PSE&G's proposed sale of its generating units to Power and its subsidiaries, conditionally accepted a number of other agreements between Power and certain counterparties and directed Power to make amendments to its filing clarifying certain other proposals. In February 2000, NRC approval was gained to transfer PSE&G's nuclear licenses to Nuclear, conditioned upon BPU approval.

      METERING, BILLING AND ACCOUNT SERVICES

      In accordance with the Energy Competition Act, the BPU has initiated a proceeding to determine the timeline and extent to which metering, billing and customer services may become competitive services. To accomplish this, the BPU conducted a series of workshops in 1999 to define the issues and functions that must be considered when it evaluates the issue of competition for these services. A formal proceeding is expected to begin in early 2000.

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

      In February 2000, the BPU orally approved affiliate standards and fair competition standards which apply to transactions between a public utility and its affiliates which provide, or offer, competitive services to retail customers in New Jersey. The official version of these standards will be attached to a BPU order adopting the standards.

      GAS UNBUNDLING

      The Energy Competition Act also required that all customers have the ability to choose a competitive gas supplier by January 1, 2000. On April 30, 1999, PSE&G submitted its required gas unbundling compliance filing to the BPU. On January 10, 2000, the BPU verbally approved PSE&G's stipulation regarding its gas unbundling filing with certain modifications. The main features of the gas unbundling are:

      o The development of a SBC to recover specific costs including, social programs, DSM, Remediation Adjustment Clause (RAC) and consumer education.

      o The development of a Realignment Adjustment Charge to recover lost revenues incurred by PSE&G (subject to certain criteria) as a result of customers switching from commodity service to transportation service.

      o The reallocation of approximately $40 million from transportation rates to commodity and balancing rates.

      o An incentive of approximately 0.9 cents per therm for all customers who leave PSE&G to shop with a TPS. An additional incentive of 1.4 cents per therm for residential customers who leave PSE&G to shop with a TPS.

      o PSE&G must propose a daily delivery option to the current monthly based balancing mechanism to be in place prior to the next winter season.

      OTHER REGULATORY ISSUES

      ENERGY EFFICIENCY AND RENEWABLE ENERGY (FORMERLY DSM)

      The BPU adopted rules in 1991 to encourage utilities to offer DSM-related load management and conservation services. These rules were re-adopted in 1996 and are designed to treat DSM programs on equal regulatory footing with supply side or energy production investments. The Energy Competition Act requires the continuation of these energy efficiency programs and the initiation of renewable energy programs, the costs of which are to be recovered through an SBC charge on all electric and gas customers' bills. On June 9, 1999, the BPU initiated the Comprehensive Resource Analysis (CRA) proceeding causing a comprehensive resource analysis of energy programs to be undertaken including the reevaluation of existing DSM programs and the incorporation of new energy efficiency and renewable energy programs. Key to the CRA proceeding is the determination of the appropriate level of funding for energy efficiency and renewable energy programs on a statewide basis. Hearings were conducted in November 1999 and a record was established that would permit the BPU to render decisions for each New Jersey utility in lieu of settlements, if necessary. PSE&G filed its proposed CRA plan with the BPU on August 23, 1999.

      On October 1, 1999, the BPU approved the PSE&G 1999 Interim Demand Side Management Plan which was filed in June 1998. This Plan was proposed as an interim plan to facilitate the continuation of DSM programs until replaced by the energy efficiency and renewable energy programs anticipated to be approved in the CRA proceeding.

      NON-UTILITY GENERATION BUYDOWN

      Under Federal and State regulations, utilities were required to enter into long-term power purchase agreements with NUGs at prices which have subsequently proven to be above market. PSE&G is seeking to restructure certain of its BPU approved contracts with NUGs, which were estimated to be $1.6 billion above assumed future market prices. In July 1999, PSE&G announced an agreement to amend one such NUG contract, yielding a cost reduction of up to $100 million over the remaining 20 years of the contract. In September 1999, the agreement was approved by the BPU and the costs to restructure this contract will be recovered through the NTC.

      TAX SHARING AGREEMENT

      The issue of PSEG sharing the benefits of consolidated tax savings with PSE&G or its customers was addressed by the BPU in 1995 in a letter which informed PSE&G that the issue of consolidated tax savings can be discussed in the context of its next base rate case or plan for an alternative form of regulation. PSEG believes that PSE&G's taxes should be treated on a stand-alone basis for rate making purposes, based on the separate nature of the utility and non-utility businesses. However, neither PSEG nor PSE&G is able to predict what action, if any, the BPU may take concerning consolidated tax savings in future proceedings.

      ENERGY HOLDINGS

      Energy Holdings is not subject to direct regulation by the BPU, except for reporting requirements, affiliate standards and power purchase agreements.

      However, as a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), PSEG agreed, among other things, that it would not permit the non-utility assets of Energy Holdings to exceed 20% of PSEG's consolidated assets without prior notice to the BPU and that it would make a good faith effort to eliminate its net worth maintenance agreement with PSEG Capital by 2003. At December 31, 1999, such assets were approximately 22% of PSEG's consolidated assets and PSEG Capital's outstanding debt was $630 million, with maturities through 2003. For additional information, see Liquidity and Capital Resources of MD&A.

      INTERNATIONAL REGULATION

      Energy Holdings' foreign distribution companies are subject to varying amounts of regulation in the countries in which they operate. Global's electric and gas distribution facilities in South America are rate-regulated enterprises. Rates charged to customers are established by governmental authorities and are currently sufficient to cover all operating costs and provide a fair return. Energy Holdings can give no assurances that future rates will be established at levels sufficient to cover such costs, provide a return on its investment or generate adequate cash flow to pay principal and interest on its debt or to enable it to comply with the terms of debt agreements. Global's Latin American facilities are also subject to quality of service standards. Global intends to implement capital improvement budgets which will attempt to meet these standards. Failure to meet required standards would result in penalties which are not expected to have a material impact on these investments, although no assurances can be given. Certain generation projects are also subject to rate regulation. Global is also subject to foreign environmental rules and regulations.

CUSTOMERS

      PSE&G

       As of December 31, 1999, PSE&G provided service to approximately 1.9 million electric customers and 1.6 million gas customers. For the year ended December 31, 1999, PSE&G's operating revenues aggregated $5.89 billion, of which 71% was from its electric operations and 29% from its gas operations. PSE&G's business is weather sensitive and seasonal in that sales of electricity are higher during the summer months because of air conditioning requirements and sales of gas are greater in the winter months due to the use of gas for space-heating purposes. PSE&G does not rely upon a single customer or group of customers for a significant portion of its revenues. For a breakdown of electric revenues between the generation, energy resources and trade and transmission and distribution businesses of PSE&G, see Note 16. Financial Information by Business Segments of Notes.

      POWER

       Power will sell generation and capacity to PSE&G through the BGS contract, into the wholesale power market (including PJM Interconnection, L.L.C.
(PJM) and other power pools) and through bilateral contracts. It is expected that, in the near term, PSE&G will be Power's most significant customer in that under the BGS contract, Power is obligated to supply all of PSE&G's energy and capacity requirements through July 31, 2002. For the period beginning August 1, 2002 and thereafter, the BGS contract will be bid out by PSE&G. If Power is not the successful bidder, Power will have to replace lost revenues from the BGS contract by entering into other bilateral supply contracts and selling into the wholesale power markets.

      ENERGY HOLDINGS

       GLOBAL

       Through its ownership interests in six distribution companies, Global provides electricity to over 2.7 million customers in Brazil, Argentina, Peru and Chile. Also, through its ownership interests in 19 operating generating projects in the United States, Asia and South America totaling 2,002 megawatts
(MW) (535 MW, net), Global sells energy, capacity and ancillary services to a number of customers through purchase power agreements (PPAs) as well as into the wholesale power marketplace.

       RESOURCES

       Resources primarily makes passive investments in energy related projects. Current investments include leveraged leases, leveraged buyout (LBO) Funds, limited partnerships and securities. Resources has no customers.

       ENERGY TECHNOLOGIES

       Energy Technologies provides energy-related services for industrial and commercial customers in the Northeastern and Middle Atlantic United States. Energy Technologies currently provides such services to approximately 13,000 customers.

PSE&G / POWER

ELECTRIC SUPPLY AND CAPACITY

     The nature of the supply and capacity markets are changing due to deregulation in various states and FERC initiatives. The resulting development of new markets has increased volatility and risks and also has created opportunities for PSEG. Power will seek to pursue growth opportunities through expansion of its capacity, acquisitions, in whole or in part, of existing fossil plants and formation of partnerships with independent power producers in the region. Power will employ a disciplined approach to growth (see Note 11. Commitments and Contingent Liabilities of Notes). Power's growth strategy is designed to increase its generating portfolio 3,000 MW to 5,000 MW over the next five years. As Power continues to acquire generating capacity in the region, Power will utilize its wholesale marketing, trading and risk management capabilities, together with its growing asset base, to expand its wholesale marketing and trading volume.

      Once the anticipated sale of PSE&G's generation-related assets to Power is complete in 2000, the supply of electricity for PSE&G will continue to be provided by Power under a BGS contract through, at least, July 31, 2002. Power's supply of electricity will come from owned capacity and purchases from power pools, such as PJM, and through bilateral contract arrangements.

      ELECTRIC GENERATING CAPACITY

       Fuel sources for the generating assets are split among natural gas (33%), nuclear (28%), coal (20%), fuel oil (17%) and pumped storage (2%) on a capacity basis. This generating asset portfolio represents a strategic mix among all market segments consisting of 35% base load, 36% load following and 29% peaking units. The capacity available at any time may be less than the installed capacity because of temporary outages for inspection, maintenance, repairs, legal and regulatory requirements including environmental constraints or unforeseen circumstances. The maximum one-hour demand (peak load), which PSE&G experienced in 1999, which is also the all time peak load, was 9,804 MW, which occurred on July 6, 1999, when the day's output was 199,127 megawatt-hours (mWh) of electricity. For additional information, see Item 2. Properties--PSE&G--Electric Generation Properties.

      PSE&G's demand for electricity will come from PSE&G's retail customers to whom PSE&G will continue to provide basic generation service. PSE&G expects to be able to continue to meet the demand for electricity on its system through its contract with Power. However, if periods of unusual demand should coincide with outages of equipment, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its energy delivery systems.

      PJM INTERCONNECTION, L.L.C. (PJM)

      PSE&G is a member of PJM and participates on the PJM Members Committee as part of its governance structure. The PJM Office of Interconnection (PJM OI) administers the open-access transmission tariff for the PJM power pool and operates the centrally dispatched bid-based energy market for the PJM region, including sections of Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia. The PJM electric system is interconnected with other major electric utility companies in the eastern half of the United States. The PJM area of the power grid is operated as one system to provide increased reliability and assure adequate supply of electricity. PSE&G's output, as shown under Electric Fuel Supply and Disposal, reflects significant amounts of purchased power. Electricity is purchased from other sources for various reasons, including those times when demand exceeds available capacity or when it is more economic to purchase then generate.

      As of April 1, 1999, FERC lifted the requirement that bids for electric energy offered for sale in the PJM interchange energy market not exceed the variable cost of producing such energy. However, transactions that are bid into the PJM pool are now capped at $1,000 per mWh.

     All power providers are paid the locational marginal price (LMP) set through power providers' bids. The LMP will be higher in congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply demand and alleviate the transmission constraint. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, PJM may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to any PJM price cap. Since the LEAC was discontinued as of August 1, 1999, to the extent PSEG's generation business provides less energy than required to supply PSE&G's BGS and OTRA customers, the lifting of such caps would present additional risks with respect to the difference between the cost of such purchases and the BGS rate. Transmission constraints have and will affect energy pricing when the PJM system is congested. For further discussion of price volatility of electricity, see Qualitative and Quantitative Disclosures About Market Risk.

      On June 7, 1999, the FERC issued an Order establishing procedures for the interconnection of new generation projects in PJM. Pursuant to the FERC-approved queuing process contained in the proposal, PSE&G has established a favorable position in the queue for its planned generation capacity expansion projects. The June 7, 1999 FERC Order has been appealed by other parties to the D.C. Circuit Court of Appeals. PSE&G cannot predict the outcome of this appeal.

      On December 29, 1999, PJM filed amendments to its Tariff and to the Operating Agreement to provide interconnection customers that have cost responsibility for the construction of transmission facilities or upgrades necessary to accommodate their interconnection requests with rights to Incremental Fixed Transmission Rights and to set forth the process for assigning such rights. Incremental Fixed Transmission Rights are created by the addition of new transmission facilities or upgrades resulting from accommodation of an Interconnection Request. At this time the FERC has not yet issued a decision related to this filing.

      On December 15, 1999, FERC promulgated a Final Rule ("Order 2000") in the Regional Transmission Organization ("RTO") rulemaking proceeding, which had been instituted on May 12, 1999. The provisions of Order 2000 are for the most part, very similar to those of the proposed rulemaking. It appears that the current structure and procedures of the PJM Independent System Operator are largely in compliance with the requirements of Order 2000. Order 2000 does not permit transmission owners such as PSE&G to file for changes in rate design for transmission service, but it does allow transmission owners to establish their own revenue requirements. PSE&G has filed a request for rehearing of certain provisions of Order 2000, and it is expected that other entities may file requests as well. The ultimate outcome of such requests, and possible court challenges to Order 2000, cannot be predicted.

      OTHER POWER MARKETS

     Recently, PSE&G has become an active participant in the wholesale electricity markets in each of the two other Independent System Operator organizations in the eastern United States, the New York ISO and the ISO New England.

     A major step in establishing a multi-pool diversity was achieved on October 6, 1999 when Power reached an agreement to acquire Niagara Mohawk Power Corporation's Albany Steam Station located in New York. PSE&G is actively following the development of the New York ISO.

NUCLEAR OPERATIONS

      PSE&G has an ownership interest in five nuclear generating units and operates three of them, the Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2), and the Hope Creek Nuclear Generating Station (Hope Creek). PECO Energy Company (PECO Energy) operates the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom 2 and 3). Operation of nuclear generating units involves continuous close regulation by the NRC. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet requirements are also necessary. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. For 1999, PSE&G's nuclear units achieved an average capacity factor of approximately 87%.

      Refueling outages, which have been reduced in duration due to operating efficiencies, are expected to last for approximately five to six weeks and are scheduled for Salem 2, Hope Creek and Peach Bottom 2 in 2000. Salem 1 and 2 completed their latest planned refueling and maintenance outages in October and May 1999, respectively; Hope Creek completed its latest planned refueling and maintenance outage in March 1999; and Peach Bottom 3 completed a scheduled refueling and maintenance outage in October 1999.

      Historically, planned outages of nuclear units caused PSE&G to incur replacement energy costs of approximately $4 million to $6 million per month for a Salem or Peach Bottom unit or $8 million to $10 million per month for Hope Creek. These costs vary greatly depending upon the time of year an outage occurs since times of higher demand will cause prices to rise significantly. Over the past few years, price volatility has increased due to the evolving energy commodity market place. Commensurate with the discontinuation of the LEAC, the difference between energy revenues and energy costs impact earnings. To mitigate this risk, ER&T enters into contracts to hedge anticipated demand (see Qualitative and Quantitative Disclosures About Market Risk in MD&A for further discussion).

      SALEM

      Salem consists of two 1,106 MW pressurized water nuclear reactors (PWR) located in Salem County, New Jersey on the Delaware River. PSE&G owns 42.59% of the Salem units and operates them on behalf of itself and three other owners:
PECO Energy--42.59%; Atlantic City Electric Company (ACE)--7.41%; and Delmarva Power & Light Company (DP&L)--7.41%. In March 1998, ACE and DP&L merged to become Conectiv. In September 1999, Power entered into a contract to purchase Conectiv's interest in Salem. Once the sale of this interest is complete, PSEG will own 57.41% of Salem (see Note 11. Commitments and Contingent Liabilities of Notes). Each Salem unit represents approximately 5% of PSE&G's installed electric generating capacity. For 1999, Salem achieved an average capacity factor of approximately 82%.

      For certain litigation relating to Salem, see Item 3. Legal Proceedings. For information on the operating performance standard applicable to Salem, see
Note 11. Commitments and Contingent Liabilities of Notes. For discussion of the lawsuit by PSE&G and the other co-owners of Salem seeking to recover damages for the costs of replacing the steam generators at Salem 1 and 2, see Item 3. Legal Proceedings. For discussion of the 1994 NJPDES permit related to Salem and its operations, see Water Pollution Control.

      HOPE CREEK

      Hope Creek consists of one 1,031 MW boiling water nuclear reactor (BWR) located in Salem County, New Jersey on the Delaware River adjacent to Salem. PSE&G owns 95% of Hope Creek and operates the unit on behalf of itself and Conectiv, which owns the remaining 5%. In September 1999, Power entered into a contract to purchase Conectiv's interest in Hope Creek. Once the sale of this interest is complete, PSEG will own 100% of Hope Creek (see Note 11. Commitments and Contingent Liabilities of Notes). Hope Creek represents approximately 10% of PSE&G's installed electric generating capacity. For 1999, Hope Creek achieved an average capacity factor of approximately 85%.

      PEACH BOTTOM

      Peach Bottom consists of two 1,093 MW BWRs located in southeastern Pennsylvania. PECO Energy owns 42.49% of the Peach Bottom units and operates them on behalf of itself and three other owners: PSE&G--42.49%; ACE--7.51%; and DP&L--7.51%. Power and PECO Energy have each contracted to purchase one-half of Conectiv's interest in Peach Bottom. Once the sale of this interest is complete, PSEG and PECO Energy will each own 50% of Peach Bottom (see Note 11. Commitments and Contingent Liabilities of Notes). Each Peach Bottom unit represents approximately 5% of PSE&G's installed electric generating capacity. For 1999, Peach Bottom achieved an average capacity factor of approximately 94%.

      NUCLEAR DECOMMISSIONING

      In accordance with Federal regulations, utilities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear utility places funds in independent external trust accounts it maintains to provide for decommissioning. PSE&G currently recovers from its customers the amounts paid into the trust fund each year. The Energy Master Plan continues this treatment. Also, Power will receive the portion of Conectiv's Nuclear Decommissioning Trust (NDT) Fund related to the additional interests in Salem, Hope Creek and Peach Bottom units being purchased. For information concerning nuclear decommissioning costs and the Energy Master Plan Proceedings, see Regulatory Issues and Note 12. PSE&G Nuclear Decommissioning of Notes.

ELECTRIC FUEL SUPPLY AND DISPOSAL

     The following table indicates PSE&G's mWh output by source of energy in 1999 and the estimated output by PSE&G / Power for 2000. In addition, PSE&G will purchase power under various NOG contracts and sell such power into the wholesale market with the costs and proceeds applied to the NTC.

                                                  ACTUAL         ESTIMATED
SOURCE                                             1999          2000 (A)
------------------------------------------    --------------     ---------
Nuclear:
      New Jersey facilities...............          32%             43%
      Pennsylvania facilities.............          18%             20%
Fossil:
      Coal:
      New Jersey facilities...............          11%             14%
      Pennsylvania facilities.............          13%             16%
      Natural Gas.........................           6%              6%
      Oil(B) .............................          --               1%
Net PJM Interchange and Purchases
From Utilities and NUGs                             20%              --
                                              --------------     ---------
            Total ........................         100%            100%
                                              ==============     =========

(A)   No assurances can be given that actual output will match estimates.

(B)   Oil generation for 1999 was less than 1%.

      NUCLEAR FUEL

      PSE&G has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. PSE&G has been advised by PECO Energy that it has similar contracts to satisfy the fuel requirements of Peach Bottom. Currently, there is an adequate supply of nuclear fuel for Salem, Hope Creek and Peach Bottom. For a discussion of issues related to disposal of spent nuclear fuel and related litigation, see Nuclear Fuel Disposal and Note 11. Commitments and Contingent Liabilities of Notes.

      COAL

      Approximately 50% and 35% of PSE&G's coal supply for its New Jersey facilities is obtained under contracts which expire on December 31, 2000 and December 31, 2001, respectively. The balance of the supply is contracted annually from various suppliers, supplemented by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining adequate coal supplies.

      PSE&G owns approximately 23% of the Keystone and Conemaugh coal-fired generating stations located in western Pennsylvania and operated by Sithe Energies, Inc. The Keystone Conemaugh Projects Office, which performs project administration at these plants on a day to day basis, has advised PSE&G that it does not presently anticipate any difficulties in obtaining adequate coal supplies through long-term contracts and spot market purchases.

      NATURAL GAS

      PSE&G utilizes natural gas available from various spot and short-term gas contracts for electric generation. PSE&G does not presently anticipate any difficulties in obtaining adequate natural gas supplies.

      OIL

      PSE&G uses residual oil in its conventional fossil-fired, steam-electric units which is purchased in the spot market. PSE&G uses distillate fuel in its combustion turbines which is also acquired by spot market purchases. PSE&G does not presently anticipate any difficulties in obtaining adequate oil supplies.

      NUCLEAR FUEL DISPOSAL

      After spent fuel is removed from a nuclear reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear station site. Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with utilities operating nuclear power plants for transportation and ultimate disposal of the spent fuel and mandated that the nuclear utilities contribute to a Nuclear Waste Fund at a rate of one mill per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. In addition, a one-time payment was made to the DOE for permanently discharged spent fuels irradiated prior to 1983. Payments made to the DOE for disposal costs are based on nuclear generation and are included in Electric Energy Costs in the Statements of Income. Until August 1, 1999, these costs were recovered through the LEAC. Thereafter, PSE&G and Power bear the risks of nuclear fuel disposal costs.

      The Federal government's present policy is that spent nuclear fuel will be accepted for storage and disposal at government-owned and operated repositories. However, at present, no such repositories are in service. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010. For a discussion of legislation regarding a centralized interim spent fuel storage facility, see
Note 12. PSE&G Nuclear Decommissioning of Notes.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2012 for Salem 1 and 2016 for Salem 2, prior to losing an operational full core discharge reserve. The Hope

Creek pool is also fully racked and it is expected to provide storage capacity until 2008, prior to losing an operational full core discharge reserve. PSE&G is currently assessing available options which could satisfy the potential need for additional storage capacity, including the option of constructing an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek. PECO Energy has advised PSE&G that spent fuel racks at Peach Bottom have storage capacity until 2000 for Peach Bottom 2 and 2001 for Peach Bottom 3, prior to losing full core discharge reserve capability. PECO Energy is constructing an on-site dry storage facility at Peach Bottom which it has advised is expected to be operational in 2000 to provide additional storage capacity.

      In 1998, legislation which would have the DOE establish a centralized interim spent fuel storage facility was introduced in Congress. However, Congress ultimately elected not to consider this legislation, and whether or not similar legislation will be considered in the future is unknown. In litigation brought by PSE&G, 40 other utilities and many state and local governments, the United States Court of Appeals for the District of Columbia Circuit reaffirmed DOE's unconditional obligation to begin spent fuel acceptance by January 31, 1998. In November 1997, the court ruled that the utilities had fulfilled their obligations under their respective contracts with DOE by contributing to the Nuclear Waste Fund. The court further ruled that DOE's argument of unavoidable delay to meet its obligation was without merit. However, the court did not order DOE to commence spent fuel acceptance by January 31, 1998; instead, it decided that the standard contract provided a potentially adequate remedy in the form of payment of damages if DOE failed its obligations. In May 1998, the court denied a petition to order DOE to begin spent fuel acceptance immediately and declare that the utilities are allowed to escrow their Nuclear Waste Fund fees until DOE begins spent fuel acceptance. Following this decision, DOE offered a proposal to settle issues related to its failure to meet its obligation, which the utilities unanimously rejected. Some utilities have initiated litigation against DOE to recover damages and this option, among others, is currently being considered by PSE&G. No assurances can be given as to any damage recovery or the ultimate availability of a facility.

      URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

      In accordance with the National Energy Policy Act of 1992 (EPAct), domestic utilities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. These amounts are being collected over a period of 15 years. Under this legislation, PSE&G's obligation for the nuclear generating stations in which it has an interest is $72 million (adjusted for inflation). Since 1993, PSE&G has paid $37 million, resulting in a balance due of $35 million. PSE&G believes that it should not be subject to collection of any such fund payments under EPAct. Along with other nuclear generator owners, PSE&G has filed suit in the U.S. Court of Claims and in the U.S. District Court, Southern District of NY to recover these costs.

      LOW LEVEL RADIOACTIVE WASTE (LLRW)

      As a by-product of their operations, nuclear generating units produce LLRW. Such wastes include paper, plastics, protective clothing, water purification materials and other materials. LLRW materials are accumulated on site and disposed of at licensed permanent disposal facilities.

      PSE&G, through its affiliation with the Northeast Compact Commission, is currently in negotiations with a task force established by South Carolina to ensure access to the Barnwell LLRW disposal facility, which is the primary disposal site used by PSE&G. Both PSE&G and PECO Energy have on-site LLRW storage facilities for Peach Bottom, Salem and Hope Creek which has the capacity for at least five years of temporary storage.

GAS OPERATIONS AND SUPPLY

      PSE&G supplies its gas customers principally with natural gas. PSE&G supplements natural gas with purchased refinery/landfill gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources of fuel for energy production.

      As of December 31, 1999, the daily gas capacity of PSE&G was as follows:

      TYPE OF GAS                                           THERMS PER DAY
      ----------------------------------------       ---------------------------
      Natural gas.............................                 22,630,990
      Liquefied petroleum gas.................                  2,200,000
      Refinery/landfill gas...................                    323,000
                                                               ----------
              Total...........................                 25,153,990
                                                               ==========

      About 40% of the daily gas capacity is firm transportation which is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal sales, contract peaking supply, propane and refinery/landfill gas. PSE&G's total gas sold to and transported for its various customer classes in 1999 was 3.9 billion therms. Included in this amount is 1.1 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. During 1999, PSE&G purchased approximately 3.3 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers. These supplies were transported to New Jersey by four interstate pipeline suppliers.

      The majority of PSE&G's gas transportation and supply contracts expire at various times over the next 10 years. Since the quantities of gas available to PSE&G under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season under storage contracts with its principal suppliers. Underground storage capacity currently is approximately 750 million therms. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

      Substantially all of PSE&G's gas sales are made under rates which are currently designed to permit the recovery of projected increases in the cost of gas when compared to levels included in base rates. Different rate structures could be implemented in the future as part of gas industry restructuring in New Jersey. For more information on gas regulation, see Regulatory Issues--Gas Unbundling.

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

      PSE&G was able to meet all of the demands of its firm customers during the 1998-1999 winter season and expects to continue to meet such energy-related demands of its firm customers during the 1999-2000 and 2000-2001 winter seasons. However, the sufficiency of supply could be affected by several factors not within PSE&G's control, including curtailments of natural gas by its suppliers, the severity of the winter and the availability of feedstocks for the production of supplements to its natural gas supply.

ENERGY HOLDINGS

      GLOBAL

      Global develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets. Global has ownership interests in 19 operating generation projects totaling 2,002 MW (535 MW net) located in the United States, Argentina, China and Venezuela. Global has ownership interests in 18 projects totaling 4,832 MW (2,252 MW net) in construction or advanced development that are located in the United States, Argentina, Venezuela, India, Tunisia, China, Italy and Poland. Of Global's generation projects in operation, construction or advanced development, 1,292 MW net or 46% are located in the United States. Global is actively involved, through its joint ventures, in managing the operations of eight operating generation projects and will be actively involved in managing the operations of five of the projects in construction or advanced development. Global owns interests in six distribution companies which, as of December 31, 1999, totaled approximately 68% of Global's assets, providing electricity to approximately 2.7 million customers in Argentina, Brazil, Chile and Peru.

      Deregulation and privatization of energy markets, as well as growth in electricity demand throughout the world, have provided the opportunity for Global to expand the scope of its operations. Global has concentrated its development activities in markets in which it believes most of the new worldwide electric generating capacity will be installed in the next five years: China, India, the Middle East, Latin America and selected regions in the United States. Global has established a presence in these high growth markets which allows it to access and better evaluate potential investment opportunities. Prior to proceeding with a particular investment, Global's strategy is to conduct a multi-faceted analysis of the resident country, potential partners and transaction economics. Initially, countries are evaluated to assess the social, political, economic and regulatory environment. To mitigate certain risks, Global next seeks to identify partners with complementary skills and capabilities. Global then focuses on projects which may present potential synergies with existing projects or future investments. As a result, Global has developed or acquired interests in electric generation and/or distribution facilities in the United States, Argentina, Brazil, Chile, Peru, Venezuela, and China.

     Global expects that most of its new generation investments will be in the international markets. Of Global's total net equity interest in projects in operation, construction or advanced development, approximately 50% sell, or are expected to sell, output pursuant to long-term power purchase agreements. The remaining projects operate, or will operate, on a merchant basis. Global believes that it has adequate fuel supplies and transmission access and capacity for its generation projects. For a listing of Global's projects, see Item 2. Properties.

      RESOURCES

      Resources provides energy infrastructure financing in developed countries. Resources invests in energy-related financial transactions and manages a diversified portfolio of more than 60 investments including leveraged leases, leveraged buyout (LBO) funds, limited partnerships and marketable securities. As of December 31, 1999, Resources had approximately $1.8 billion invested in leveraged leases representing approximately 84% of Resources' assets. Approximately 79% of these leveraged leases are with lessees that have investment grade credit ratings. Leveraged leases of energy-related plant and equipment totaled approximately $1.3 billion or 72% of the lease portfolio and 62% of Resources assets. The remainder of Resources' portfolio is further diversified across a wide spectrum of asset types and business sectors, including leveraged leases of aircraft, railcars, real estate and industrial equipment, limited partnership interests in project finance transactions, LBO and venture funds and marketable securities.

      Worldwide deregulation of energy markets is also creating investment opportunities for Resources. As energy assets are privatized or sold, purchasers require significant amounts of acquisition capital. In addition to traditional bank and debt financing, leveraged leases provide purchasers with a source of funding for such acquisitions. Resources, as an experienced participant in the leveraged lease financing market for energy assets, is actively pursuing domestic and international opportunities to invest in these highly structured transactions. Resources has invested in 15 energy-related leveraged lease transactions since 1997. When evaluating leveraged lease investments, Resources focuses on mitigating credit risk while eliminating operating and currency risk. Resources seeks to invest in transactions where its expertise and understanding of the inherent risks and operating characteristics of energy assets provide a competitive advantage. Resources expects to continue to concentrate its investment activity on energy-related financial transactions.

      ENERGY TECHNOLOGIES

      Energy Technologies is an energy management company that constructs, operates and maintains HVAC systems for, and provides energy-related engineering, consulting and mechanical contracting services to, industrial and commercial customers in the Northeastern and Middle Atlantic United States. Energy Technologies was established in 1997 and as of December 31, 1999 had assets of approximately $249 million.

      Deregulation of the domestic electric and gas utility industries is presenting opportunities for Energy Technologies in the energy services business in the Northeastern and Middle Atlantic United States. Since its formation, Energy Technologies has acquired nine companies involved in the engineering, construction, installation, operation and maintenance of energy equipment and HVAC systems. Energy Technologies plans to grow its existing operations and utilize the recently acquired companies to deliver expanded energy-related services and products, including gas and electricity, to existing and new customers.

EMPLOYEE RELATIONS

      PSEG has no employees. In December 1999, certain employees of PSE&G were transferred to Power and Services. As of December 31, 1999, PSE&G had 5,974 employees, Power had 3,081 employees, Energy Holdings had 1,656 employees and Services had 1,180 employees. With respect to transferred employees, the impacted union groups agreed that the collective bargaining agreements established with PSE&G would remain in effect until their scheduled expiration. These six-year collective bargaining agreements with all of PSE&G's, Power's and Services' union groups, representing 6,195 employees, expire on April 30, 2002. Energy Holdings has various agreements with union groups representing 903 employees. PSE&G, Power, Services and Energy Holdings believe that they maintain satisfactory relationships with their employees.

      For information concerning employee pension plans and other postretirement benefits, see Note 14. Pension, Other Postretirement Benefit and Savings Plans of Notes.

SEGMENT INFORMATION

      Financial information with respect to business segments of PSEG and PSE&G is set forth in Note 16. Financial Information by Business Segments of Notes.

ENVIRONMENTAL MATTERS

      Federal, regional, state and local authorities regulate the environmental impacts of the operations of PSEG and its subsidiaries. Global has ownership interests in facilities, including operating power plants and distribution companies and power plants under construction or in development, which are subject to similar regulation not only in the United States, but in numerous other countries as well. Areas of regulation include air quality, water quality, site remediation, land use, waste disposal, aesthetics and other matters. Generators of hazardous substances potentially face joint and several liability, without regard to fault, when they fail to manage these materials properly and when they are required to clean up property affected by the production and discharge of such substances.

      Compliance with environmental requirements has caused PSEG and its subsidiaries to modify the day-to-day operation of their facilities, to participate in the cleanup of various properties that have been contaminated, and to modify, supplement and replace existing equipment and facilities. During 1999, PSE&G expended approximately $17 million for capital related expenditures to improve the environment and comply with laws and regulations and estimates that it will expend approximately $21 million, $22 million and $11 million in the years 2000 through 2002, respectively, for such purposes. Such amounts are included in estimates of construction expenditures (see MD&A--Liquidity and Capital Resources).

      AIR POLLUTION CONTROL

      Federal, state, and local air pollution laws (such as the Federal Clean Air Act (CAA) and the New Jersey Air Pollution Control Act), and the regulations implementing those laws, require controls of emissions from sources of air pollution, as well as recordkeeping, reporting and permit requirements.

      To reduce emissions of sulfur dioxide (SO2), the CAA sets a cap on total emissions of SO2 from affected units, and allocates SO2 "allowances" (each allowance authorizes the emission of one ton of SO2) to those units. Generating units needing to cover emissions above their allocations can buy allowances from sources that have excess allowances. Similarly, to reduce emissions of nitrogen oxides (NOx), which contribute to the formation of smog, Northeastern states and the District of Columbia have set a cap on total emissions of NOx from affected units, and allocated NOx allowances (with each allowance authorizing the emission of one ton of NOx) to those units. The allowances can be bought and sold through a regional trading program similar to the trading of SO2 allowances. In 2003, the cap will be reduced to limit NOx emissions further.

      To comply with the SO2 and NOx requirements, affected units may choose one or more strategies, including installing air pollution control technologies, changing or limiting operations, changing fuels or obtaining additional allowances. At this time, PSE&G does not expect that it will incur material expenditures to continue complying with the SO2 program. PSEG's current analysis leads it to believe that the potential costs for purchasing additional NOx allowances will also not be material through December 31, 2002. In 2003, when the NOx cap is reduced, expenditures associated with installing control technology could result in an additional $72 million. However, PSE&G is currently analyzing alternatives which could preclude the necessity of capital improvements.

      On September 24, 1998, EPA issued regulations (commonly known as the "SIP Call") requiring the 22 states in the eastern half of the United States to make significant NOx emission reductions by 2003 and to subsequently cap these emissions. The NOx reduction requirements are consistent with requirements already in place in New Jersey and thus are not likely to have an additional impact on PSE&G's New Jersey facilities nor change the capacity availability from these facilities. The impact on PSE&G's facilities in Pennsylvania cannot be assessed at this time as such impacts are dependent upon Pennsylvania's implementation of the SIP Call through state regulations which have not been adopted. On May 25, 1999, a federal court partially stayed the implementation of the SIP Call, potentially delaying the reduction of NOx emissions outside the region and continuing the adverse impact of those emissions on New Jersey's air quality. The court has not yet made a decision on the merits of the case.

      On December 1, 1999, the EPA proposed to approve New Jersey's plan to attain the ozone National Ambient Air Quality Standards. That approval is contingent on New Jersey reducing emissions of smog-forming chemicals (including
NOx) by an additional 4% to 5% in order to attain the standard by the deadlines set in the Clean Air Act. New Jersey has committed to make these reductions, and must choose which measures it will use to achieve them by October 1, 2001. New Jersey and other states may seek to implement a wide variety of measures including reductions in the regional cap, further reductions in the size of the NOx emission cap and other measures that could affect electric generating units and other equipment operated by PSE&G.

      EPA adopted a new air quality standard in July 1997 for fine particulate matter. To attain the fine particulate matter standard, states may require further reductions in NOx and SO2. However, under the time schedule announced by EPA when the new standard was adopted, non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005. The timing of these actions is uncertain due to a federal court decision that overturned the new standard.

      Under the CAA, states must require each major facility to obtain a facility-wide operating permit. Operating permits for certain PSE&G facilities may require changes to facility operations or technology, installation of additional air pollution controls and performance of supplemental emissions monitoring. Capital costs of complying with these and other air pollution control requirements through 2004 are included in PSE&G's estimate of construction expenditures (see Construction and Capital Requirements).

      On November 3, 1999, the federal government announced the filing of lawsuits by several states against seven companies operating power plants in the Midwest and Southeast, charging that 32 coal-fired plants in ten states violated the New Source Review requirements of the CAA. Various environmental and public interest organizations have given notice of their intent to file similar lawsuits. The federal government is seeking to order these companies to install the best available air pollution control technology at the affected plants and to pay monetary penalties of up to $27,500 for each day of continued violation. At this time, no facility owned or operated by PSE&G has received notice of New Source Review violation or notice of an intent to file a lawsuit alleging violation of New Source Review requirements.

      WATER POLLUTION CONTROL

      The Federal Water Pollution Control Act (FWPCA) authorizes the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into surface waters through the issuance of National Pollutant Discharge Elimination System (NPDES) permits. Certain PSEG facilities are directly regulated by NJPDES permits.

      The NJPDES permit renewal application for PSE&G's Hudson Station, a 983 MW coal-fired fossil plant, is in the process of being reviewed by the NJDEP. As part of that renewal, the NJDEP has requested updated information in part, to address issues identified by a consultant hired by NJDEP. The consultant recommended that Hudson Station be retrofitted to operate with closed cycle cooling to address alleged adverse impacts associated with the thermal discharge and intake structure. PSE&G proposed certain modifications to the intake structure and submitted these demonstrations to NJDEP in the fourth quarter of 1998. While PSE&G believes that these demonstrations address the issues identified by the NJDEP's consultant and provide an adequate basis for favorable determinations under the FWPCA without the imposition of closed cycle cooling, it is impossible to predict the outcome of the agency's review at the present time. PSE&G presently estimates that the cost of retrofitting Hudson Station to operate with closed cycle cooling, if required, to be approximately $100 million. Such amount is not included in PSE&G's estimate of construction expenditures (see Liquidity and Capital Resources of MD&A).

      NJDEP has advised PSE&G that it is reviewing a renewal application for Mercer Station, a 648 MW coal fired fossil plant and in connection with that renewal, will be reexamining the effects of Mercer Station's cooling water system pursuant to the FWPCA. PSE&G will submit updated demonstrations to the NJDEP in December 2000. It is not possible to predict the outcome of such review.

      PSE&G is implementing the 1994 NJPDES permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, which remains in effect until such time as a renewed permit is issued, PSE&G is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect based upon the timely submission of a renewal filing. On March 4, 1999, PSE&G filed a timely and comprehensive application for the renewal of Salem's NJDEP permit which included updated FWPCA demonstrations as well as a demonstration of the implementation of the Special Conditions of the 1994 NJPDES permit and their biological efficacy. NJDEP is reviewing this application.

      If the NJDEP or the EPA were to impose a requirement at Salem, Hudson or Mercer, or at other PSE&G generating stations, that closed cycle cooling be implemented, or that material operating restrictions be imposed, the continued operation of the station would need to be reassessed. PSE&G believes that the current operations of its stations are in compliance with the FWPCA and will vigorously pursue its applications to continue operations of its generating stations with present cooling water intake structures. The EPA, as a result of litigation by environmental groups, is conducting a rulemaking under the FWPCA that may result in the establishment of regulatory guidance on material issues with respect to the FWPCA permitting decisions, such as guidance on determinations of adverse environmental impact and best technology available. The rulemaking may impact NJDEP determinations with respect to PSE&G's permit renewal applications.

      The DRBC issued a Revised Docket for Salem in 1995 (Revised Docket) approving a modification to the 1970 Salem Docket that approved the construction and operation of the station's cooling water system and the continued operation of the station's cooling water system for an additional five years. The Revised Docket provided that the authorization would expire September 27, 2000 absent review of the Docket on or before August 31, 1999 and renewal by the DRBC. PSE&G filed a preliminary information submission with DRBC during April 1999 and the DRBC commenced its review of the matter in the second quarter of 1999. The
DRBC modified the Revised Docket to provide that it shall remain in effect until six months after the NJDEP acts on PSE&G's application for renewal of Salem's NJPDES Permit, or at a later date established by the DRBC.

      While it is impossible to predict the timing and/or outcome of the review of these applications in respect of the Hudson, Mercer and Salem generating stations, an unfavorable determination could have a material adverse effect on PSEG's and PSE&G's financial position, results of operations and net cash flows.

      CONTROL OF HAZARDOUS SUBSTANCES

      PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

      For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 11. Commitments and Contingent Liabilities of Notes.

      HAZARDOUS SUBSTANCES

      Certain Federal and state laws authorize the EPA and the NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's business, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. For a discussion of these hazardous waste issues, see Note 11. Commitments and Contingent Liabilities of Notes. For a discussion of remediation/clean-up actions involving PSE&G, see Item 3. Legal Proceedings.

      The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." In a separate matter, PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," including the former Harrison Gas Plant and Essex Generating Station. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

      PSE&G's anticipated sale of generation-related assets to PSEG Power may trigger the requirements of the New Jersey Industrial Site Recovery Act (ISRA). ISRA requires that before any transfer of an industrial establishment can be made, the interested parties shall remediate or cause to be remediated potential site environmental concerns in accordance with NJDEP requirements. Certain of the generation-related assets being sold are industrial establishments as defined by ISRA. In October 1999, PSE&G filed a request with the NJDEP for a determination that the sale involves a transfer to an affiliate and, as such, is not a covered transaction under ISRA. In the second quarter of 1999, PSE&G recorded a $53 million liability related to these obligations (see
Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes).

      Other liabilities associated with environmental remediation include Natural Resource Damages. CERCLA and the New Jersey Spill Compensation and Control Act (Spill Act) authorize Federal and state trustees for natural resources to assess "damages" against persons who have discharged a hazardous substance, which discharge resulted in an "injury" to natural resources. Until recently, the State trustee, NJDEP, has not aggressively pursued natural resource damages. In February 1997, the NJDEP adopted changes to the Technical Requirements for Site Remediation pursuant to the Spill Act. Among these changes was a new provision requiring all persons conducting remediation to characterize "injuries" to natural resources. Further, these changes required persons to address those injuries through restoration or damages. The State's program is still developing and PSE&G cannot assess the magnitude of the potential impact of this regulatory change. Although inestimable, these costs could be material.

ITEM 2. PROPERTIES

PSE&G

      PSE&G's First and Refunding Mortgage (Mortgage), securing the bonds issued thereunder, constitutes a direct first mortgage lien on substantially all of PSE&G's property. PSE&G maintains insurance coverage against loss or damage to its principal plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Note 11. Commitments and Contingent Liabilities of Notes.

      The electric lines and gas mains of PSE&G are located over or under public highways, streets, alleys or lands, except where they are located over or under property owned by PSE&G or occupied by it under easements or other rights. These easements and rights are deemed by PSE&G to be adequate for the purposes for which they are being used.

      ELECTRIC GENERATION PROPERTIES

      As of December 31, 1999, PSE&G's share of installed generating capacity was 10,287 MW, as shown in the following table:

                                                                                    INSTALLED       PRINCIPAL
NAME AND LOCATION                                                                 CAPACITY (MW)     FUELS USED
---------------------------------------------------------------------------       -------------    ------------
Steam:
      Hudson, Jersey City, NJ........................................                      991       Coal/Gas
      Mercer, Hamilton, NJ...........................................                      648       Coal/Gas
      Sewaren, Woodbridge Twp., NJ...................................                      453       Gas/Oil
      Linden, Linden, NJ.............................................                      424         Oil
      Keystone, Shelocta, PA--22.84%(A)..............................                      388         Coal
      Conemaugh, New Florence, PA--22.50%(A).........................                      382         Coal
      Kearny, Kearny, NJ.............................................                      300         Oil
                                                                                  -------------
            Total Steam..............................................                    3,586
                                                                                  -------------
Nuclear:  (Capacity calculated in accordance with industry
          maximum dependable capability standards)
      Hope Creek, Lower Alloways Creek, NJ 95%(A)....................                      979       Nuclear
      Salem 1, Lower Alloways Creek, NJ 42.59%(A)....................                      471       Nuclear
      Salem 2, Lower Alloways Creek, NJ 42.59%(A)....................                      471       Nuclear
      Peach Bottom 2, Peach Bottom, PA 42.49%(A).....................                      465       Nuclear
      Peach Bottom 3, Peach Bottom, PA 42.49%(A).....................                      465       Nuclear
                                                                                  -------------
            Total Nuclear............................................                    2,851
                                                                                  -------------
Combined Cycle:
      Bergen, Ridgefield, NJ.........................................                      675         Gas
      Burlington, Burlington, NJ.....................................                      245         Gas
                                                                                  -------------
            Total Combined Cycle.....................................                      920
                                                                                  -------------
Combustion Turbine:
      Essex, Newark, NJ..............................................                      617       Gas/Oil
      Edison, Edison Township, NJ....................................                      504       Gas/Oil
      Kearny, Kearny, NJ.............................................                      504       Gas/Oil
      Burlington, Burlington, NJ.....................................                      389         Oil
      Linden, Linden, NJ.............................................                      223       Gas/Oil
      Hudson, Jersey City, NJ........................................                      129         Oil
      Mercer, Hamilton, NJ...........................................                      129         Oil
      Sewaren, Woodbridge Township, NJ...............................                      129         Oil
      Bayonne, Bayonne, NJ...........................................                       42         Oil
      Bergen, Ridgefield, NJ.........................................                       21         Gas
      National Park, National Park, NJ...............................                       21         Oil
      Salem, Lower Alloways Creek, NJ 42.59%(A)......................                       16         Oil
                                                                                  -------------
            Total Combustion Turbine.................................                    2,724
                                                                                  -------------
Internal Combustion:
      Conemaugh, New Florence, PA--22.50%(A).........................                        3         Oil
      Keystone, Shelocta, PA--22.84%(A)..............................                        3         Oil
                                                                                  -------------
            Total Internal Combustion................................                        6
                                                                                  -------------
Pumped Storage:
      Yards Creek, Blairstown, NJ--50%(A)(B).........................                      200
                                                                                  -------------
            Total PSE&G..............................................                   10,287
                                                                                  =============

(A)   PSE&G's share of jointly owned facility.

(B)   Excludes energy for pumping and synchronous condensers.

      In addition to the generating facilities in New Jersey and Pennsylvania as indicated in the table above, as of December 31, 1999, PSE&G owned 41 switching and/or generating stations with an aggregate installed capacity of 30,417,670 kilovolt-amperes and 223 substations with an aggregate installed capacity of 7,396,000 kilovolt-amperes. In addition, six substations having an aggregate installed capacity of 108,000 kilovolt-amperes were operated on leased property. All of these facilities are located in New Jersey. It is anticipated that all of these properties, as well as related assets of these properties, will be sold to Power in accordance with the BPU's Final Order.

      ELECTRIC TRANSMISSION AND DISTRIBUTION PROPERTIES

      As of December 31, 1999, PSE&G's transmission and distribution system included approximately 155,766 circuit miles, of which approximately 38,945 miles were underground, and approximately 812,697 poles, of which approximately 539,880 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

      In addition, as of December 31, 1999, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions all located in New Jersey.

      GAS DISTRIBUTION PROPERTIES

      As of December 31, 1999, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,973,000 therms (approximately 2,886,000 cubic feet on an equivalent basis of 1,030 Btu/cubic foot) as shown in the following table:

                                                               DAILY CAPACITY
                                                               --------------
PLANT                                    LOCATION                 (THERMS)
-----                                    --------
Burlington LNG.......................    Burlington, NJ           773,000
Camden LPG...........................    Camden, NJ               280,000
Central LPG..........................    Edison Twp., NJ          960,000
Harrison LPG.........................    Harrison, NJ             960,000
                                                                 --------
   Total.............................                           2,973,000
                                                                =========

      As of December 31, 1999, PSE&G owned and operated approximately 16,377 miles of gas mains, owned 11 gas distribution headquarters and two subheadquarters all in two operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, portions of the metering and regulating facilities were owned by the pipeline companies.

ENERGY HOLDINGS

     As of December 31, 1999, Global had interests in the following generation and distribution facilities:

       GENERATION FACILITIES

                                                                                                           NET EQUITY
                                                                                           GLOBAL'S        INTEREST IN
                                                                              TOTAL        OWNERSHIP          TOTAL
                                  LOCATION         PRIMARY FUEL                 MW         INTEREST            MW
                                  ------------------------------------------------------------------------------------
OPERATING POWER PLANTS
UNITED STATES
Eagle Point                          NJ            Natural gas                  225           50%             113
Kalaeloa                             HI            Oil                          180           49%              88
GWF
      Bay Area I                     CA            Petroleum coke                21           50%              10
      Bay Area II                    CA            Petroleum coke                21           50%              10
      Bay Area III                   CA            Petroleum coke                21           50%              10
      Bay Area IV                    CA            Petroleum coke                21           50%              10
      Bay Area V                     CA            Petroleum coke                21           50%              10
Hanford                              CA            Petroleum coke                27           50%              14
Tracy                                CA            Biomass                       21           35%               7
Bridgewater                          NH            Biomass                       16           40%               7
SEGS III                             CA            Solar                         30            9%               3
Kennebec                             ME            Hydro                         15           16%               2
Conemaugh                            PA            Hydro                         15           50%               8
                                                                            -------                       -------
        Sub-Total United States                                                 634                           292
INTERNATIONAL
CTSN                              Argentina        Coal/Natural gas/Oil         650           19%             124
MPC
      Jingyuan - Units 5 and 6      China          Coal                         600           15%              90
      Jinqiao (Thermal Energy)      China          Coal/Oil                     N/A           30%             N/A
      Tongzhou                      China          Coal                          30           40%              12
      Zuojiang - Units 1 and 2      China          Hydro                         48           30%              14
TGM                               Venezuela        Natural gas                   40            9%               3
                                                                            -------                       -------
        Sub-Total International                                               1,368                           243
                                                                            -------                       -------
        Sub-Total Operating Power Plants                                      2,002                           535

                                                                                                                        IN SERVICE
                                                                                                                           DATE
                                                                                                                           ----
Power Plants in Construction or Advanced Development
Turboven

      Maracay                     Venezuela        Natural Gas                   60           50%              30          2000
      Cagua                       Venezuela        Natural Gas                   60           50%              30          2000
      Valencia                    Venezuela        Natural Gas                   80           50%              40          2001
MPC
      Zuojiang - Unit 3             China          Hydro                         24           30%               7          2000
      Shanghai BFG                  China          Blast furnace gas             50           16%               8          2000
      Fushi                         China          Hydro                         54           35%              19          2000
      Nantong                       China          Coal                          24           46%              11          2000
Texas Independent Energy, L.P.
      Guadalupe                     Texas          Natural Gas                1,000           50%             500          2000
      Odessa                        Texas          Natural Gas                1,000           50%             500          2001
Prisma 2000
      Crotone                       Italy          Biomass                       20           70%              14          2001
      Bando                         Italy          Biomass                       20           70%              14          2001
      Strongoli                     Italy          Biomass                       40           70%              28          2002
      Porto Empedocle               Italy          Biomass                       24           70%              17          2002
Parana                            Argentina        Natural gas                  830           33%             274          2001
Rades                              Tunisia         Natural gas                  471           35%             165          2001
PPN                                 India          Naphtha/Natural gas          330           20%              66          2001
Tri-Sakthi                          India          Coal                         525           63%             331          2003
Chorzow                            Poland          Coal                         220           90%             198          2003
                                                                            -------                       -------
        Sub-Total Construction or Advanced Development                        4,832                         2,252
                                                                            -------                       -------
        TOTAL                                                                 6,834                         2,787
                                                                            =======                       =======

      DISTRIBUTION OPERATIONS

                                              Number of      Global's Ownership
                           Location           Customers          Interest
                          ------------------------------------------------------
EDEN                      Argentina            270,000             30%
EDES                      Argentina            130,000             30%
EDELAP                    Argentina            290,000             30%
Rio Grande Energia          Brazil             940,000             31%
Chilquinta Energia          Chile              410,000             50%
Luz del Sur                  Peru              690,000             43%
                                             ---------
                                             2,730,000
                                             =========

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

      ENERGY HOLDINGS

      Energy Holdings does not own any real property. Energy Holdings subleases office space for its corporate headquarters at 80 Park Plaza, Newark, New Jersey from PSE&G. Energy Holdings' subsidiaries also lease office space at various locations throughout the world to support business activities. Energy Holdings maintains adequate insurance coverage for properties in which its subsidiaries have an equity interest, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

ITEM 3. LEGAL PROCEEDINGS

      As previously disclosed, by complaints filed in 1995 and 1996, shareholder derivative actions on behalf of PSEG shareholders were commenced by purported shareholders against certain directors and officers. The four complaints generally sought recovery of damages for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. By decision dated July 28, 1999, the Court granted the defendants' motions for summary judgment dismissing all four derivative actions. The plaintiffs have appealed in all these actions. PSEG cannot predict the outcome of these appeals. Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-160-96. Dr. Steven Fink and Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al.,
v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96. Tillie Greenberg, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-188-96.

      As previously disclosed, on June 25, 1998, a complaint was filed against the directors of PSEG, and PSEG as a nominal defendant, by one of the purported shareholders of PSEG who instituted one of the December 1995 shareholder derivative complaints discussed above, alleging that the 1996, 1997 and 1998 proxy statements provided to shareholders of PSEG were false and misleading. The court has dismissed all of the plaintiff's claims in this action. No appeal has been filed by the plaintiff and the time for filing any such appeal has expired. G.E. Stricklin v. E. James Ferland, et al., United States District Court for the Eastern District of Pennsylvania, Civil Action No. 98-3279.

      A complaint dated April 19, 1999 was received by PSEG naming as defendants the current directors of PSEG, and naming PSEG as a nominal defendant, from the same purported shareholder of PSEG who instituted the June 1998 proxy litigation, alleging that the 1999 proxy statement provided to shareholders of PSEG was false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at PSEG's nuclear operations and (iii) the derivative litigation described above. The complaint sought to have the 1999 proxy statement declared to be in violation of law, to set aside the election of directors of PSEG and the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at the 1999 annual shareholder meeting, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing the matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. On August 2, 1999, the Court issued an order granting the defendants' motion to dismiss this complaint. Plaintiff has filed a Notice of Appeal. PSEG cannot predict the outcome of this appeal. G. E. Stricklin v. I. Lerner, et. al., United States District Court for the Eastern District of Pennsylvania. Civil Action No. 99-1950.

      PSE&G and the three other co-owners of Salem filed suit in February 1996 in the U.S. District Court for the District of New Jersey (Civil Action No. CB96-925) against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem 1 and 2. In April 1996, Westinghouse filed an answer and $2.5 million counter claim for unpaid work related to services at Salem. On January 27, 2000, the parties to this matter reached a settlement under which the co-owners will receive certain consideration from Westinghouse, including discounts on the purchase of certain goods and services.

      In October 1997, PSE&G filed a Petition with the BPU (Docket No. GM97100758) seeking approval to transfer to its subsidiary Public Service Energy Trading Company (PSETC), all of PSE&G's rights and obligations under its transportation and storage contracts with interstate pipelines. PSETC, in turn, would supply all of the natural gas requirements of PSE&G pursuant to a Requirement Contract between the two parties. The proposed transaction would transfer to PSETC all future contractual liabilities under these agreements and protect the regulatory status of certain off-system sales transactions. In December 1997, one of the affected interstate pipeline companies filed a declaratory judgment action with FERC challenging PSE&G's interpretation of the capacity release rules. Under the interpretation proposed by the interstate pipeline company, PSE&G would be required to guarantee the performance of PSETC under the transferred agreements. PSE&G disagreed with these claims and filed a protest challenging the filing. In February 1998, FERC ruled in favor of the interstate pipeline company (Texas Eastern Transmission Corporation, Docket No. RP98.83-000). In April 1998, FERC denied PSE&G's request for a rehearing. In June 1998, PSE&G filed a petition for review of FERC's order with the U.S. Court of Appeals, District of Columbia Circuit. The matter is being held in abeyance pending settlement negotiations between the parties.

      See information on the following regulatory proceedings at the pages indicated:

      (1) Pages 5, 33, 64, and 69. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

      (2) Pages 8, 34, and 69. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings.

      (3) Pages 20 and 21. Administrative proceedings before the NJDEP under the FWPCA for certain electric generating stations.

      (4) Page 84. Generic proceeding before the BPU relating to recovery of capacity costs associated with power purchases from cogenerators, Docket No. EX93060255.

      (5) Page 85. Investigation and additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.

      In addition, see the following environmental related matters involving governmental authorities. Based on current information, PSEG and PSE&G do not expect expenditures for any such site, individually or all such current sites in the aggregate, to have a material effect on their financial condition, results of operations and net cash flows.

      (1) Claim made in 1985 by U.S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York, for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge there has been no action on this matter since 1988.

      (2) Duane Marine Salvage Corporation Superfund Site is in Perth Amboy, Middlesex County, New Jersey.

      (3) Various Spill Act directives were issued by NJDEP to PRPs, including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operating and maintenance expenses, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of NJDEP's past and future oversight costs and the costs of any future remedial action.

      (4) Claim by EPA, Region III, under CERCLA with respect to a Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site and PSE&G has been named as a potentially responsible party. A Pre-Design Investigative Report was submitted to EPA on January 21, 2000, which presents several alternatives for implementation of an EPA selected remediation remedy. Dependent upon the EPA's approval of the proposed remedy implementation alternatives, the costs of remedy implementation are estimated to range from $14 million to $24 million. PSE&G's share of the remedy implementation costs are estimated between $4 million and $8 million.

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

      (5) The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey, and occupies approximately two acres on PSE&G's Trenton Switching Station property. PSE&G has entered into a MOA with the NJDEP for the Klockner Road site pursuant to which PSE&G will conduct an RI/FS and remedial action, if warranted, of the site. Preliminary investigations indicated the potential presence of soil and groundwater contamination at the site.

      (6) In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G, in connection with an investigation and remediation of the Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey seeking recovery of past and anticipated future NJDEP response costs ($37 million). PSE&G and other participating PRPs have agreed with NJDEP to a partial settlement of such costs and to perform the remedial design and remedial action. In 1996, 13 of the Directive Two Respondents, including PSE&G, filed a contribution action pursuant to CERCLA and the Spill Act against approximately 190 parties seeking contribution for an equitable share of all liability for response costs incurred and to be incurred in connection with the site. In September 1997, the NJDEP issued a Superfund ROD with estimated cost of $3.7 million.

      (7) In 1991, the NJDEP issued Directive and Notice To Insurers Number One (Directive No. One) to 50 insurers and 20 respondents, including PSE&G, seeking from the respondents payment of $5.5 million of NJDEP's anticipated costs of remedial action and of administrative oversight at the Combe Fill South

            Sanitary Landfill in Washington and Chester Townships, Morris County, New Jersey (Combe Site). The $5.5 million represents NJDEP's 10% share of total estimated site remediation costs and administrative oversight costs pursuant to a cooperative agreement with the United States concerning the selected remedial action for the site. In 1996, the NJDEP issued Directive Number Two (Directive No. Two) to 37 respondents, including PSE&G, directing the respondents to arrange for the operation, maintenance and monitoring of the implemented remedial action described therein or pay the NJDEP's future costs of these activities, estimated to be $39 million. In addition, Directive No. Two directs the respondents to prepare a work plan for the development and implementation of a Natural Resource Damage Restoration Plan. In October 1998, the NJDEP and The United States of America filed separate cost recovery actions pursuant to CERCLA and/or the Spill Act against approximately 30 parties seeking recovery of their respective shares of past and future site investigation and remediation response and administrative oversight costs incurred and to be incurred at the site. Third party contribution actions were also filed in each of the foregoing cost recovery actions seeking contribution for an equitable share of all liability for these same costs from approximately 170 third party defendants. PSE&G is a named defendant in the NJDEP cost recovery action and a named third party defendant in the contribution action filed in the United States' lawsuit.

      (8) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former solid waste bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an Administrative Consent Order (ACO) with NJDEP, requiring them to remediate the Sewell Site. Certain PRPs, including PSE&G, have completed the interim actions directed at both site security and off-site disposal of containers, trailers and contaminated surface soils. PRPs, including PSE&G, are currently fulfilling the terms of a MOA entered into with NJDEP in 1993 to conduct an RI/FS and, if necessary, take remedial action.

      (9) The NJDEP assumed control of a former petroleum products blending and mixing operation and waste oil recycling facility in Elizabeth, Union County, New Jersey (Borne Chemical Co. site) and issued various directives to a number of entities including PSE&G requiring performance of various remedial actions including: establishment of security at the site; removal and off-site disposal of containerized wastes at the site; and conduct of a remedial investigation of the site. PSE&G's nexus to the site is based upon the shipment of certain waste oils to the site for recycling. PSE&G and certain of the other entities named in NJDEP directives are members of a PRP group that have been working together to satisfy NJDEP requirements including: funding of the site security program; containerized waste removal; and a site remedial investigation program.

      (10)  See Pages 21 and 84 regarding PSE&G's MGP Remediation Program.

      (11) One Argentine electric distribution company in which Global has an interest has been notified by its health and safety regulation relating to a claim regarding alleged PCB contamination at one of its sites. Clean up costs are estimated at approximately $100,000 and the distribution company is subject to penalties of approximately $1 million. Global has a 30% interest in this company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      PSEG and PSE&G, inapplicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      PSEG's Common Stock is listed on the New York Stock Exchange, Inc. and the Philadelphia Stock Exchange, Inc. All of PSE&G's common stock is owned by PSEG. As of December 31, 1999, there were 134,877 holders of record of PSEG Common Stock.

      The following table indicates the high and low sale prices for PSEG's Common Stock and dividends paid for the periods indicated:

                                                                        DIVIDEND
COMMON STOCK                                  HIGH           LOW       PER SHARE
------------                                  ----           ---       ---------

1999:
   First Quarter.........................    $40 3/8       $36 1/2       $.54
   Second Quarter........................     42 5/8        37 1/2        .54
   Third Quarter.........................     42            37 1/16       .54
   Fourth Quarter........................     40            32            .54

1998:
   First Quarter.........................    $37 15/16     $30 5/16      $.54
   Second Quarter........................     37 7/8        31 3/4        .54
   Third Quarter.........................     39 11/16      32 5/16       .54
   Fourth Quarter........................     42 3/4        36 15/16      .54

      For additional information concerning dividend history, policy and potential preferred voting rights, restrictions on payment and common stock repurchase programs, see Liquidity and Capital Resources and External Financings of MD&A and Note 7. Schedule of Consolidated Capital Stock and Other Securities of Notes.

ITEM 6. SELECTED FINANCIAL DATA

PSEG

      The information presented below should be read in conjunction with PSEG's Consolidated Financial Statements and Notes thereto.

                                                                     YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                       1999        1998      1997       1996       1995
                                                     --------    --------   --------   --------   --------
                                                            (MILLIONS OF DOLLARS, WHERE APPLICABLE)

Total Operating Revenues .........................   $  6,497    $  6,010   $  6,177   $  6,106   $  5,942
                                                     ========    ========   ========   ========   ========

Income from Continuing Operations ................   $    723    $    644   $    560   $    588   $    627
Income from Discontinued Operations (A) ..........         --          --         --         24         35
                                                     --------    --------   --------   --------   --------
Income Before Extraordinary Item .................        723         644        560        612        662
Extraordinary Item (B) ...........................       (804)         --         --         --         --
                                                     --------    --------   --------   --------   --------
Net Income (Loss) ................................   $    (81)   $    644   $    560   $    612   $    662
                                                     ========    ========   ========   ========   ========

Earnings per Average Share (Basic and Diluted):
    From Continuing Operations ...................   $   3.29    $   2.79   $   2.41   $   2.42   $   2.57
    From Discontinued Operations (A) .............         --          --         --        .10        .14
                                                     --------    --------   --------   --------   --------
    Before Extraordinary Item ....................       3.29        2.79       2.41       2.52       2.71
    Extraordinary Item (B) .......................      (3.66)         --         --         --         --
                                                     --------    --------   --------   --------   --------
       Total Earnings per Average Share ..........   $  (0.37)   $   2.79   $   2.41   $   2.52   $   2.71
                                                     ========    ========   ========   ========   ========

Dividends Paid per Share .........................   $   2.16    $   2.16   $   2.16   $   2.16   $   2.16

As of December 31:
    Total Assets .................................   $ 19,015    $ 17,991   $ 17,979   $ 16,795   $ 16,706
    Long-Term Liabilities:
       Long-Term Debt ............................   $  4,575    $  4,763   $  4,885   $  4,580   $  5,190
       Other Noncurrent Liabilities ..............   $  2,131    $    764   $    609   $    544   $    469

Preferred Stock With Mandatory Redemption ........   $     75    $     75   $     75   $    150   $    150
Monthly Guaranteed Preferred Beneficial Interest
    in PSE&G's Subordinated Debentures ...........   $    210    $    210   $    210   $    210   $    210
Quarterly Guaranteed Preferred Beneficial Interest
    in PSE&G's Subordinated Debentures ...........   $    303    $    303   $    303   $    208         --
Quarterly Guaranteed Preferred Beneficial Interest
    in PSEG's Subordinated Debentures ............   $    525    $    525         --         --         --

Ratio of Earnings to Fixed Charges plus Preferred
    Securities Dividend Requirements (C) .........       3.09        2.86       2.55       2.68       2.78

(A)   On July 31, 1996, Energy Holdings sold Energy Development Corporation
      (EDC). As a result, Consolidated Financial Statements previously issued were restated to give effect to the classification of EDC as discontinued operations.

(B) See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes.

(C) Excludes income and expenses from discontinued operations and Extraordinary Item.

PSE&G

      The information presented below should be read in conjunction with PSE&G's Consolidated Financial Statements and Notes thereto.

                                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                          1999        1998      1997       1996       1995
                                                        --------    --------   --------   --------   --------
                                                                (MILLIONS OF DOLLARS, WHERE APPLICABLE)

Total Operating Revenues ............................   $  5,890    $  5,568   $  5,833   $  5,803   $  5,692
                                                        ========    ========   ========   ========   ========
Income Before Extraordinary Item ....................   $    653    $    602   $    528   $    535   $    617
Extraordinary Item (A) ..............................       (804)         --         --         --         --
                                                        --------    --------   --------   --------   --------
Net Income (Loss) ...................................   $   (151)   $    602   $    528   $    535   $    617
                                                        ========    ========   ========   ========   ========

As of December 31:
    Total Assets ....................................   $ 14,724    $ 14,669   $ 14,844   $ 14,700   $ 14,477
    Long-Term Liabilities:
       Long-Term Debt ...............................   $  3,099    $  4,045   $  4,127   $  4,107   $  4,586
       Other Noncurrent Liabilities .................   $  2,104    $    741   $    586   $    536   $    464

Preferred Stock With Mandatory Redemption ...........   $     75    $     75   $     75   $    150   $    150
Monthly Guaranteed Preferred Beneficial Interest in
    PSE&G's Subordinated Debentures .................   $    210    $    210   $    210   $    210   $    210
Quarterly Guaranteed Preferred Beneficial Interest in
    PSE&G's Subordinated Debentures .................   $    303    $    303   $    303   $    208         --

Ratio of Earnings to Fixed Charges (B) ..............       3.58        3.27       2.74       2.83       3.25
Ratio of Earnings to Fixed Charges plus Preferred
    Securities Dividend Requirements (B) ............       3.46        3.15       2.64       2.62       2.77

(A) See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes.

(B)   Excludes extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSEG

      This discussion refers to the Consolidated Financial Statements and related Notes of Public Service Enterprise Group Incorporated (PSEG) and should be read in conjunction with such statements and notes.

CORPORATE STRUCTURE

      PSEG has three principal direct wholly-owned operating subsidiaries:
Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings Inc. (Energy Holdings). In 1999, PSEG formed PSEG Services Corporation (Services) to provide management and administrative services to PSEG and its subsidiaries.

      PSE&G is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the anticipated sale of its generation-related assets to Power, PSE&G will continue to own and operate its transmission and distribution businesses. Within this discussion, the results of operations of the generation business for 1999 have been included within PSE&G since PSE&G continued to own and operate the generation-related assets throughout the year.

      Power and its subsidiaries were formed in 1999 to acquire, own and operate the electric generation-related assets of PSE&G pursuant to the Final Decision and Order (Final Order) issued by the New Jersey Board of Public Utilities (BPU) under the New Jersey Energy Master Plan Proceedings. Through its subsidiaries, Power will provide energy and capacity to PSE&G under certain contracts and market electricity, natural gas, capacity and ancillary services throughout the Eastern United States. Power has three direct wholly-owned subsidiaries: PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T).

     Energy Holdings is the parent of three energy-related lines of business through its wholly-owned subsidiaries: PSEG Global Inc. (Global), which develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets; PSEG Resources Inc. (Resources), which invests in energy-related financial transactions and manages a diversified portfolio of investments including leveraged leases, leveraged buyout (LBO) funds, limited partnerships and marketable securities; and PSEG Energy Technologies Inc. (Energy Technologies), an energy management company that constructs, operates and maintains heating, ventilating and air conditioning (HVAC) systems for, and provides energy-related engineering, consulting and mechanical contracting services to, industrial and commercial customers in the Northeastern and Middle Atlantic United States. Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital), which provides privately-placed debt financing to Energy Holdings' operating subsidiaries, except Energy Technologies, on the basis of a minimum net worth maintenance agreement with PSEG. Energy Holdings is also the parent of Enterprise Group Development Corporation (EGDC), a nonresidential real estate property management business and has been conducting a controlled exit from the real estate business since 1993.

OVERVIEW OF 1999 AND FUTURE OUTLOOK

      The electric and gas utility industries in the United States and around the world continue to experience significant change. Deregulation, restructuring, privatization and consolidation are creating opportunities and risks for PSEG, PSE&G, Power and Energy Holdings. At the same time, competitive pressures are increasing.

      Following the passage of the Energy Competition Act, the BPU rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued its Final Order in these matters. The New Jersey Electric Discount and Energy Competition (Energy Competition

Act), the BPU's Summary Order and Final Order and the related BPU proceedings are referred to as the Energy Master Plan Proceedings. These proceedings opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000.

      In October and November 1999, appeals of the Final Order and of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several customers. While PSEG and PSE&G believe that the appeals are without merit, no assurances can be given at this time as to the timing or outcome of these proceedings. Accordingly, neither PSEG nor PSE&G are able to predict whether such appeals will have a material adverse effect on their financial condition, results of operations or cash flows.

      As a result of the Summary Order, PSE&G concluded that it no longer met the requirements of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for the electric generation portion of its business. As a result, PSE&G recorded an extraordinary charge to earnings of $804 million, net of tax, which reflects the impairment of PSE&G's electric generation-related assets calculated in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In addition to the impairment of PSE&G's electric generating stations, the extraordinary charge consisted of various accounting adjustments to reflect the absence of cost of service regulation in the electric generation portion of the business in the future. The adjustments primarily related to materials and supplies, general plant items and liabilities for certain contractual and environmental obligations.

      For further discussion of the Energy Master Plan Proceedings, including the appeals, the related extraordinary charge to earnings and securitization, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes and Liquidity and Capital Resources.

      As set forth in the Final Order, PSE&G has been directed to sell all of its electric generation-related assets and all associated rights and liabilities to a separate corporate entity to be owned by PSEG. The Final Order specifies a purchase price of $2.443 billion plus the book value of PSE&G's other generation-related assets, including materials, supplies and fuel. As a result, PSEG organized Power to acquire and manage PSE&G's electric generation-related assets. Assuming a favorable outcome of the appeals, PSEG and PSE&G expect that the transfer of such assets will occur later in 2000. Prior to the execution of such transfer, Power must obtain approval from the New Jersey Department of Environmental Protection (NJDEP) to transfer certain liabilities and the Pennsylvania Public Utility Commission (PPUC) to transfer PSE&G's assets in Pennsylvania. In September 1999, the Federal Energy Regulatory Commission (FERC) approved PSE&G's proposed sale of its generating units to Power. In December 1999, FERC approved exempt wholesale generator (EWG) status for Fossil and Nuclear. In February 2000, the Nuclear Regulatory Commission (NRC) gave approval to transfer PSE&G's nuclear licenses to Nuclear, conditioned upon BPU approval.

      The Final Order requires PSE&G to provide, through July 31, 2002, basic generation service (BGS) for all customers who do not select a different supplier. PSE&G is also required to provide BGS for customers whose third party suppliers (TPS) are not able to satisfy their obligations. Once the generation-related asset sale to Power is complete, pursuant to a contractual relationship, Power will provide PSE&G with the energy and capacity required to meet its BGS and off-tariff rate agreement (OTRA) obligations. BGS will be competitively bid for the year beginning August 1, 2002 and thereafter.

      PSE&G's earnings and, following the anticipated sale of generation-related sale to Power, Power's earnings, will be exposed to the risks of the competitive wholesale electricity market to the extent that Power has to purchase energy and/or capacity or generate energy to meet its obligations to supply power to PSE&G at market prices or costs, respectively, which approach or exceed the BGS contract rate. To mitigate this risk, Power's policy will be to use derivatives, consistent with its business plans and prudent practices and build and purchase additional capacity in the PJM and surrounding regions. This risk will be further mitigated due to customer migration from BGS to TPS. Power will also participate in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services.

      The Energy Master Plan Proceedings have dramatically reshaped the utility industry in New Jersey and have directly affected how PSEG will conduct business, and therefore, its financial prospects in the future. PSEG has realigned its organizational structure to address the competitive environment brought about by the deregulation of the electric generation industry in New Jersey and the Northeast. PSEG has been engaged in the competitive energy business for a number of years through certain of its unregulated subsidiaries; however, competitive businesses now constitute a much larger portion of PSEG's activities. It is expected that by July 31, 2003, the end of the transition period under the Energy Master Plan Proceedings, PSEG's unregulated subsidiaries (Energy Holdings and Power) will contribute between 65% and 75% of PSEG's earnings as compared to 1999 when PSE&G comprised approximately 90% of PSEG's earnings, excluding the extraordinary charge. Additionally, PSEG will be more dependent on cash flows generated from its unregulated operations for its capital needs. As the unregulated portion of the business continues to grow, financial risks and rewards will be greater, financial requirements will change and the volatility of earnings and cash flows will increase.

      In 1999, PSE&G's operations were highlighted by the commencement of the transition into a competitive, deregulated environment. This included the discontinuation of SFAS 71 for the electric generation portion of PSE&G's business, the start of customer choice, the implementation of the initial 5% electric rate reduction and changes to customers' bills.

      In 1999, Energy Holdings continued to implement its strategy to develop its business through international expansion as Global made its first investments in Europe with a major stake in several generation projects in Italy and plans to build a combined heat-power facility in Poland. Global also continued its growth in Latin America through the acquisition of a majority interest in electric distribution companies in Chile and Peru and completing financing for a power plant in Argentina. Additionally, Global acquired a majority stake in a generation facility in India and is building two 1,000 megawatt (MW) plants in Texas. Resources also continued its investment strategy with its investments in several leveraged leases on energy-related assets.

      Going forward, PSEG expects to continue to pursue its strategies to grow its family of energy-related businesses as well as consider opportunities for expansion through business combinations. More emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. Power's business strategy is to size its fleet of generation assets to take advantage of market opportunities in the Northeast U.S., while seeking to increase its value and manage commodity price risk through its wholesale trading activity. PSE&G's transmission and distribution objective is to provide cost-effective, high quality, reliable service. PSEG has positioned Energy Holdings as a major part of its planned growth strategy. In order to achieve this strategy, Global will focus on generation and distribution investments within targeted high-growth regions of the worldwide energy market. Resources will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. Energy Technologies will continue to provide HVAC contracting and other energy-related services to industrial and commercial customers in the Northeastern and Middle Atlantic United States.

      To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility businesses, it must be understood that such businesses have changed due to the deregulation of the electric generation and natural gas commodity sales businesses. Past results are not an indication of future business prospects or financial results.

RESULTS OF OPERATIONS

                                            EARNINGS (LOSSES)
                                      ----------------------------
                                               YEAR ENDED
                                              DECEMBER 31,
                                      ----------------------------
                                      1999        1998       1997
                                      -----       -----      -----
                                          (MILLIONS OF DOLLARS)

PSE&G, Before Extraordinary Item      $ 644       $ 593      $ 513
PSE&G Extraordinary Item               (804)         --         --
                                      -----       -----      -----
      Total PSE&G                      (160)        593        513
Energy Holdings                          83          51         47
PSEG*                                    (4)         --         --
                                      -----       -----      -----
      Total PSEG                      $ (81)      $ 644      $ 560
                                      =====       =====      =====

                                   CONTRIBUTION TO EARNINGS PER SHARE
                                            (BASIC AND DILUTED)
                                      ----------------------------
                                               YEAR ENDED
                                               DECEMBER 31,
                                      ----------------------------
                                      1999        1998       1997
                                      -----       -----      -----

PSE&G, Before Extraordinary Item      $2.93       $2.57      $2.21
PSE&G Extraordinary Item              (3.66)         --         --
                                      -----       -----      -----
      Total PSE&G                     (0.73)       2.57       2.21
Energy Holdings                        0.38        0.22       0.20
PSEG*                                 (0.02)         --         --
                                      -----       -----      -----
      Total PSEG                      $(0.37)     $2.79      $2.41
                                      =====       =====      =====

      * Interest on certain financing transactions.

      In 1999, PSE&G recorded an extraordinary charge to earnings of $804 million, net of tax, as a result of the BPU's Summary Order in the Energy Master Plan Proceedings. For further discussion, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation of Notes. Excluding that extraordinary charge, basic and diluted earnings per share of Common Stock were $3.29 in 1999, representing an increase of $0.50 per share, or 18% from 1998.

      Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock in 1999 increased $0.36 from 1998, including $0.14 of accretion as a result of PSEG's stock repurchase program. This increase was primarily due to increased sales of gas and electricity resulting from favorable weather conditions in 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. In addition, generation-related depreciation expenses were lower for a portion of 1999 as a result of the SFAS 121 impairment write-down, partially offset by changes in depreciation and capitalization policies stemming from the discontinuation of SFAS 71. The increase in earnings was also partially offset by the 5% electric rate reduction, beginning August 1, 1999, associated with the BPU's Final Order, coupled with higher operating and maintenance expenses, including higher transmission, distribution and wholesale energy costs, than those incurred in 1998.

      Energy Holdings' contribution to earnings per share of Common Stock in 1999 increased $0.16 from 1998 primarily due to the better overall performance of Resources, Global and Energy Technologies and $0.02 of accretion due to PSEG's stock repurchase program. The improvements were attributable largely to Resources which benefited from an upturn in the equity markets as compared to 1998. In addition, Energy Holdings' results reflect Global's gain from the sale of its interest in a co-generation facility partially offset by impairment write-downs of other investments in Global's portfolio.

      PSE&G's contribution to earnings per share of Common Stock in 1998 increased $0.36 compared to 1997 primarily due to the settlement of the lawsuits filed by the co-owners of Salem which negatively impacted 1997 earnings by $0.27 per share, an increase in electric revenues resulting from considerably warmer weather in the third quarter of 1998 and wholesale power activities of PSE&G. These increases were partially offset by lower gas sales in 1998 due to mild winter weather during the 1998 heating seasons.

      Energy Holdings' contribution to earnings per share in 1998 increased $0.02 compared to 1997. Energy Holdings' earnings were primarily those of PSEG Resources due to the strong overall performance of its investment portfolio, including leveraged leases, limited partnerships, leveraged buyout funds and marketable securities. Global's 1998 earnings were negatively impacted by the loss on the sale of its investment in an electric generating facility located in Colombia.

      PSE&G -- REVENUES

      The presentation of revenues on the Consolidated Statements of Income has changed effective August 1, 1999, due to the change in regulation as required by the Final Order. PSE&G's generation business has been deregulated and, starting August 1, 1999, earns revenues by providing the energy and capacity necessary to meet PSE&G's BGS obligations as well as through sales of wholesale energy, capacity and ancillary services. PSE&G's transmission and distribution businesses remain regulated and will continue to earn revenues based on its approved tariffs under which it provides transmission and distribution services for its residential, commercial and industrial customers in New Jersey. The rates charged for transmission and distribution are regulated by FERC and the BPU, respectively. Revenues are also generated from a variety of other activities such as sundry sales, wholesale transmission services and other miscellaneous services. For more information, see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 2. Regulatory Issues of Notes. Because historical information is not available for the Electric Generation and Electric Transmission and Distribution Revenues, variances in Electric Revenues will be discussed in the aggregate. For estimates of historical Electric Generation and Electric Transmission and Distribution Revenues, see Note 16. Financial Information by Business Segments of Notes.

      Certain of the below listed year-to-year variances did not impact earnings as there was an offsetting variance in expense. To the extent fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) through July 31, 1999, the Levelized Gas Adjustment Clause (LGAC), the Societal Benefits Clause (SBC) or the non-utility generation market transition charge
(NTC) mechanisms, variances in certain revenues and expenses offset and thus had no effect on earnings. These include base fuel revenues through July 31, 1999, demand side management (DSM) revenue and Remediation Adjustment Charge (RAC) revenue. On August 1, 1999, the LEAC mechanism was eliminated as a result of the Final Order. This is likely to increase earnings volatility since PSE&G and Power now bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. See Note 2. Regulatory Issues and Note 4. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, SBC, NTC, RAC and DSM and their status under the Energy Master Plan Proceedings.

      ELECTRIC

      Revenues increased $164 million or 4% in 1999 as compared to 1998 primarily due to favorable weather conditions in 1999 augmented by positive economic factors in New Jersey. These factors increased both generation and transmission and distribution revenues; however, the increase in generation revenues was partially offset by the 5% rate reduction, effective on August 1, 1999, which decreased generation revenues by approximately $80 million through December 31, 1999. The increase was also due to stronger profits realized from wholesale energy activities than in 1998. Also, higher DSM revenues in 1999 than in 1998 contributed to increased distribution revenues.

      Customers selecting a third party supplier (TPS) will result in lower BGS revenues. However, it also creates the opportunity for the generation business to mitigate the price risk of the BGS contract and to sell available energy and capacity into the wholesale market. The degree to which net generation revenues will be impacted will depend on the volume of sales and the amount by which market prices vary from prices under the BGS contract.

      Electric revenues increased $113 million or 3% in 1998 as compared to 1997. The increase in 1998 was primarily due to higher sales resulting from considerably warmer weather in the third quarter of 1998 augmented by positive economic factors in New Jersey. Additionally, revenue from wholesale power activities and DSM revenue were higher in 1998 than in 1997. These increases were partially offset by a decrease to revenue caused by New Jersey energy tax reform in 1998. For a discussion of energy tax reform, see Note 13. Income Taxes of Notes. Collection of New Jersey Gross Receipts and Franchise Tax (NJGRT) was reflected in revenue and expense in prior years. As a result of energy tax reform, the portion of NJGRT replaced by the New Jersey sales and use tax is no longer reflected in revenue or expense on the income statement. State sales and use tax is a liability of the customer collected by PSE&G and remitted to the State and is recorded in Other Current Liabilities on the Consolidated Balance Sheets.

      GAS

      Revenues increased $158 million or 10% in 1999 as compared to 1998. The increase was primarily due to increased revenues from gas service contracts and higher sales to large commercial and industrial customers than in 1998. Additionally, more favorable weather in 1999 contributed to the increases. The potential loss of residential customers due to the opening of competition in 2000 could reduce future revenues.

      Gas revenues decreased $378 million or 20% in 1998 as compared to 1997. The decrease in 1998 is primarily due to lower therm sales resulting from milder winter weather in 1998 and energy tax reform (see Note 13. Income Taxes of Notes).

      PSE&G -- EXPENSES

      ELECTRIC ENERGY COSTS

      Electric Energy Costs increased $13 million or 1% in 1999 as compared to 1998. The increase was primarily due to an increase in electric sales volumes due to hot summer weather in 1999. Beginning in August 1999, lower prices for power purchases helped to offset the increase.

      Electric Energy Costs increased $36 million or 4% in 1998 as compared to 1997. This increase was primarily due to increased sales of electricity resulting in increased purchases of fuel for electric generation and purchases of power from the PJM Interconnection, L.L.C. (PJM) pool.

      Due to the elimination of the LEAC on August 1, 1999, these historical trends can not be considered an indication of future Electric Energy Costs. Given the elimination of the LEAC, the lifting of the requirements that electric energy offered for sale in the PJM not exceed the variable cost of producing such energy (capped at $1,000 per megawatt-hour), the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages, price movements could have a material impact on PSEG's and PSE&G's financial condition, results of operations or net cash flows.

      GAS COSTS

      Gas Costs increased $68 million or 7% in 1999 as compared to 1998 due to higher sales to large commercial and industrial customers and increased sales of gas resulting from colder weather in the first and second quarters of 1999 than in 1998.

      Gas Costs decreased $131 million or 12% in 1998 as compared to 1997. This decrease was primarily due to the milder winter weather in 1998.

      Due to the operation of the Levelized Gas Adjustment Clause (LGAC) mechanism, variances in fuel revenues and expenses offset and had no direct effect on earnings.

      OPERATION AND MAINTENANCE

      Operation and Maintenance expense increased $188 million or 14% in 1999 as compared to 1998. The increase was primarily due to the change in the capitalization policy for PSE&G's electric generation business (see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of Notes) and higher costs related to wholesale power activities. The change in capitalization policy will result in significant increases in future Operation and Maintenance expenses associated with the electric generation business. This increase in Operation and Maintenance expense was $57 million during 1999 (commencing with the change in policy effective April 1, 1999). These increases will be partially offset in the future by lower depreciation expense due to the lower level of generation-related capitalized costs.

      In addition, there were higher information technology costs, including costs related to Year 2000 readiness, and higher material and outside services costs in 1999 attributable to several factors, including restoration work required in the wake of Tropical Storm Floyd and the flooding and damage it caused. Also contributing to the increase were higher costs associated with the preparation for deregulation and higher DSM recovery of previously deferred expenses in 1999 than in 1998.

      Operation and Maintenance expense increased $78 million or 6% in 1998 as compared to 1997. This increase was primarily due to higher DSM recovery resulting in a greater recognition of previously deferred expenses, higher information technology costs in 1998 due to Year 2000 remediation work, higher marketing costs and higher administrative and general cost related to wholesale power activities. These increases were partially offset by lower nuclear operation and maintenance costs due to restart expenses in 1997 for Salem. Through July 31, 1999, DSM costs were recoverable through the demand side adjustment factor of the LEAC and recorded in both expense and revenue and therefore, had no direct effect on earnings.

      DEPRECIATION AND AMORTIZATION

      Depreciation and Amortization expense decreased $120 million or 18% in 1999 as compared to 1998 and increased $42 million or 7% in 1998 as compared to 1997. The 1999 decrease was due to lower net book value balances of PSE&G's generation-related assets which were reduced as a result of the impairment write-down recorded pursuant to SFAS 121. These decreases were partially offset by higher depreciation rates for generation-related assets beginning April 1, 1999 due to the change in depreciation policy for generation-related assets and by higher depreciation expense related to capital additions to the transmission and distribution business.

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

      INCOME TAXES

      Income Taxes increased $106 million or 26% in 1999 as compared to 1998. The increase is primarily due to higher pre-tax operating income.

      Income Taxes increased $148 million or 58% in 1998 as compared to 1997. This increase was primarily due to the addition of New Jersey State income tax of $103 million in 1998. PSE&G became subject to New Jersey State income tax, effective January 1, 1998, due to energy tax reform in the State of New Jersey. For more detail on energy tax reform and changes in New Jersey taxes, see Note
13. Income Taxes of Notes.

      TAXES OTHER THAN INCOME TAXES

      Taxes Other Than Income Taxes include the Transitional Energy Facility Assessment (TEFA) and the New Jersey Gross Receipts and Franchise Tax (NJGRT). Taxes Other Than Income Taxes decreased $14 million or 7% in 1999 as compared to 1998 and $398 million or 66% in 1998 as compared to 1997. The 1999 decrease is due to New Jersey energy tax reform and the five-year phase out of the TEFA commencing in January 1999. For 1998, the amount represents TEFA unit-based taxes while the 1998 amount represents NJGRT unit-based taxes. The TEFA unit tax rates are approximately 30% of the NJGRT unit tax rates. See Note 13. Income Taxes of Notes for other impacts of New Jersey energy tax reform.

      SETTLEMENT OF SALEM LITIGATION

      In January and February 1997, the settlement of litigation by the co-owners of Salem against PSE&G related to the 1995 shutdown of Salem Nuclear Station which reduced Other Income and Deductions by $82 million, or $53 million, net of tax, was recorded. For a further discussion of the Salem settlement, see Note 11. Commitments and Contingent Liabilities of Notes.

      ENERGY HOLDINGS -- EARNINGS (LOSSES)

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                 1999        1998        1997
                                                 -----       -----       -----
                                                    (MILLIONS OF DOLLARS)
EARNINGS BEFORE INTEREST, TAXES AND
    PREFERRED DIVIDENDS:
      Resources                                  $ 169       $ 135       $ 134
      Global                                       117          72          46
      Energy Technologies                           (8)        (15)        (25)
      Other                                         (7)         (3)         (9)
                                                 -----       -----       -----
          Sub-total                                271         189         146
INTEREST, TAXES AND PREFERRED DIVIDENDS           (188)       (138)        (99)
                                                 -----       -----       -----
EARNINGS                                         $  83       $  51       $  47
                                                 =====       =====       =====

      Energy Holdings' earnings in 1999 were $83 million, an increase of $32 million compared to 1998. The increase in Energy Holdings' earnings was primarily due to the better overall performance of Resources, Global and Energy Technologies. The improvements were attributable largely to Resources which benefited from an upturn in the equities markets as compared to 1998 and additionally from income from new capital leases. In addition, Energy Holdings' results reflect Global's gain from the sale of its interest in a co-generation facility and income from new investments in distribution assets in Chile and Peru, partially offset by write-downs of other investments in Global's portfolio and by higher expenses associated with project development. Energy Technologies' losses narrowed due to higher revenues from recent acquisition activities partially offset by higher operating expenses.

      Energy Holdings' earnings in 1998 were $51 million, a $4 million increase as compared to 1997. This increase in Energy Holdings' earnings was primarily attributed to PSEG Resources due to the strong overall performance of its investment portfolio. Although Global's 1998 operating earnings increased due to the investments made in three Latin American distribution companies in 1997, the increase was more than offset by the negative impact of the loss on the sale of its investment in an electric generating facility located in Colombia and higher financing costs due to investing activities.

      ENERGY HOLDINGS -- REVENUES

      Revenues increased $167 million from $440 million to $607 million in 1999 as compared to 1998. The increase was due to an increase of $34 million at Resources due to higher income from financial investments and higher income from new capital lease investments, a $115 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 1999 and a $18 million increase in revenues at Global primarily due to improvement in revenues from domestic generation assets as well as the addition of revenues from the distribution companies in Chile and Peru acquired in June 1999. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting (see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of Notes).

      Revenues increased $98 million from $342 million to $440 million in 1998 as compared to 1997. This increase was primarily due to an increase in revenues at Energy Technologies of $67 million from the acquisition of a mechanical contracting firm which added $58 million in revenue. In addition, Global's revenues increased $33 million due to the addition of revenue from investments made in three Latin American distribution companies in 1997.

      Global is a 50% partner in six generating facilities in California. Beginning in 2000, revenue from these facilities will be reduced due to lower energy prices to be paid by the purchaser under the energy contracts associated with the plants. Four of the facilities in which Global has an interest will change from fixed energy pricing by December 31, 2000, with the remainder changing in 2001. Global's share of annual income before income taxes from these facilities is projected to decrease by approximately $30 million to $35 million when all such contracts reflect the lower energy pricing. Global's projects in operation, construction and development are expected to offset this revenue shortfall; however, no assurances of that result can be given.

      ENERGY HOLDINGS -- EXPENSES

      OPERATION AND MAINTENANCE

      Operation and Maintenance expense increased $120 million from $249 million to $369 million in 1999 as compared to 1998. The increase was primarily due to higher operating expenses from the entities acquired by Energy Technologies in 1999 and, to a lesser degree, by higher development expenses at Global.

      Operation and Maintenance expense increased $53 million from $196 million to $249 million in 1998 as compared to 1997. The increase was primarily due to the acquisition of a mechanical contracting firm by Energy Technologies in January 1998 which added $55 million in operating expenses.

      INTEREST EXPENSE AND PREFERRED DIVIDENDS

       Interest Expense and Preferred Dividends increased $10 million from $110 million to $120 million in 1999 as compared to 1998. The increase was primarily due to financing 1999 investment and acquisition activities.

      Interest Expense and Preferred Dividends increased $37 million from $73 million to $110 million in 1998 as compared to 1997. The increase was primarily due to financing 1998 investment and acquisition activities.

      INCOME TAXES

      Income Taxes increased $39 million from $30 million to $69 million in 1999 as compared to 1998. The increase was primarily due to higher pre-tax income for the year ended December 31, 1999.

      Income Taxes increased $4 million from $26 million to $30 million in 1998 as compared to 1997. The increase was primarily due to higher pre-tax income for the year ended December 31, 1998.

      ENERGY HOLDINGS -- OTHER INCOME (LOSS)

      Other Income increased $34 million from a loss of $1 million to income of $33 million in 1999 as compared to 1998 and decreased $2 million to a loss of $1 million in 1998 from income of $1 million in 1997. The 1999 increases were primarily due to a gain on the sale of Global's interest in a co-generation facility as discussed above, partially offset by write-downs on other investments, as discussed below.

      In the third quarter of 1999, Global completed a comprehensive review of its existing assets and development activities focusing on rationalizing the portfolio to ensure efficient capital deployment. Global's management has decided that it will not commit additional resources to its investments in Thailand and the Philippines and will focus its current Asian development activities in China. As a result, Global recorded an $8 million write-down, net of tax, to adjust the carrying value of such assets to net realizable value. In addition, the projected substantial decline in revenue, discussed above, related to energy contracts for six generation facilities in California resulted in a $19 million write-down, net of tax, of Global's equity investment in such facilities.

      PSEG -- PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDIARIES

      Preferred Securities Dividend Requirements increased $14 million or 18% in 1999 as compared to 1998 and $21 million or 36% in 1998 as compared to 1997. The increases were due to the issuance of trust preferred securities in aggregate principal amount of $525 million in January, June and July 1998.

LIQUIDITY AND CAPITAL RESOURCES

      PSEG AND PSE&G

      PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries in operation in 1999, PSE&G and Energy Holdings. In 2000, Power is expected to be an operating subsidiary which will impact PSEG's liquidity and capital resources.

      As of December 31, 1999, PSEG's capital structure consisted of 40.9% common equity, 46.8% long-term debt and 12.3% preferred stock and other preferred securities. As of December 31, 1998, PSEG's capital structure consisted of 46.1% common equity, 43.0% long-term debt and 10.9% preferred securities. As of December 31, 1999, PSE&G's capital structure consisted of 49.8% common equity, 41.1% long-term debt and 9.1% preferred stock and other preferred securities. As of December 31, 1998, PSE&G's capital structure consisted of 49.0% common equity, 43.6% long-term debt and 7.4% preferred stock and other preferred securities.

      On September 17, 1999, the BPU issued its Finance Order which authorized, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. Assuming a favorable outcome of the previously discussed appeals, PSEG and PSE&G expect such sale of transition bonds and the receipt of proceeds in 2000.

      For a discussion of the pending appeals of the Final Order and the Finance Order, see Overview of 1999 and Future Outlook and Note 2. Regulatory Issues of Notes.

      Both the right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction and the proceeds from the transfer of its generation-related assets to Power are property subject to the lien of PSE&G's First and Refunding Mortgage (Mortgage). All such property will be released from the lien of the Mortgage at the time of sale. In accordance with the provisions of the Mortgage, the net proceeds from the sale of such released property will be deposited with the Trustee.

      The Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

      1. Withdraw funds for corporate use by utilizing additions and improvements. (Option 1)

      2. Direct the Trustee to invest the proceeds in U.S. Government Securities. (Option 2)

      3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

      At December 31, 1999, PSE&G had a total of $3.727 billion of Mortgage Bonds outstanding, of which $2.935 billion are taxable registered Mortgage Bonds subject to the special redemption provisions outlined in Option 3 (Redeemable Bonds). $623 million of these Redeemable Bonds are scheduled to mature within twelve months. $777 million of the Mortgage Bonds outstanding are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Neither the Pollution Control Bonds nor the Coupon Bonds are subject to the special redemption provisions outlined in Option 3.

      PSE&G has not yet made a final decision as to the amount and the manner in which it will retire or redeem its Mortgage Bonds. Such a decision will be made on or about the time the proceeds from securitization and the sale of the generation-related assets to Power are deposited with the Trustee, on the basis of market conditions and other factors existing at that time. However, based on current information, a likely utilization of the options available to PSE&G, as noted above, could be as follows:

      A. Withdraw $2.4 billion of net proceeds from securitization under Option 1, above. These proceeds would be used to:

            i.    Tender for all Coupon Bonds;
            ii. Redeem $123.5 million of Pollution Control Bonds now redeemable;
            iii. Retire up to an additional $100 million of Redeemable Bonds through various means, such as maturities, open market purchases and make-whole calls;
            iv.   Reduce PSE&G's short-term debt; and
            v. Reduce PSE&G common and/or preferred equity with the balance of proceeds, if any.

      B. Apply proceeds ($2.4 billion to $2.8 billion) from the generation-related asset sale to Power under Option 3 against any remaining taxable Mortgage Bonds outstanding.

      As previously reported, in anticipation of securitization, PSEG's Board of Directors has authorized the repurchase of up to an aggregate of 30 million shares of Common Stock in the open market. At December 31, 1999, PSEG had repurchased approximately 15.8 million shares of Common Stock, at a cost of approximately $607 million, under this authorization. The repurchased shares have been held as treasury stock or used for other corporate purposes. In December 1999, PSEG entered into a Forward Purchase Agreement with an intermediary, who has purchased and held shares on behalf of PSEG. The repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction which is expected in the second quarter of 2000. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

      Going forward, cash generated from PSE&G's regulated business is expected to provide the majority of the funds for PSE&G's business needs. Following Power's initial external financing, Power's capital needs will be dictated by its growth strategy and will be funded with cash generated from operations. Energy Holdings' growth will be funded through external financings, equity infusions from PSEG and cash generated from operations.

      Dividend payments on Common Stock were $2.16 per share and totaled approximately $474 million and $499 million during the years ended December 31, 1999 and 1998, respectively. PSEG has not increased its dividend rate in eight years in order to retain additional capital for reinvestment and to reduce its payout ratio as earnings grow. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $629 million and $503 million to PSEG during the years ended December 31, 1999 and 1998, respectively. These amounts were used to fund PSEG's Common Stock dividends, and in 1999, to support a portion of PSEG's stock repurchase program.

      PSEG believes that it will have adequate earnings and cash flow in the future from PSE&G and Power to maintain dividends at the current level. However, the amounts and dates of such dividends on Common Stock declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements and other factors. Earnings and cash flows required to support the dividend will become more volatile as PSEG's business changes from one that is principally regulated to one that is principally competitive.

      PSEG and PSE&G have each issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If payments on those Deferrable Interest Subordinated Debentures are deferred, or PSEG or PSE&G defaults on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G may pay any dividends on its common or preferred stock until such default is cured. Currently, there has been no deferral nor default.

      As a result of the 1992 focused audit of PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit Energy Holdings' non-utility investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU; (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital Corporation (PSEG Capital) to $650 million and (b) make a good-faith effort to eliminate such support by April 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

      As a result of the final outcome and the accounting impacts resulting from the deregulation of the electric generation business in New Jersey, PSEG and PSE&G do not believe that the Focused Audit provision requiring notification to the BPU if PSEG's non-utility assets exceed 20% of its consolidated assets (such investments at December 31, 1999 were approximately 22% of PSEG's consolidated assets) remains appropriate and believe that modifications will be required. The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% of total PSEG assets once the utility's generating assets were sold to a non-regulated subsidiary and directed PSE&G to file a petition with the BPU to maintain the existing regulatory parameters or to propose modifications to the Focused Audit order no later than the end of the first quarter of 2000. The Final Order also recognized that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. For discussion of the Energy Master Plan Proceedings, see Overview of 1999 and Future Outlook and Note 2. Regulatory Issues of Notes.

      Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. In addition, if PSEG were no longer exempt under the Public Utility Holding Company Act (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. PSEG believes, however, that this would not have a material adverse impact on PSEG and its subsidiaries.

      ENERGY HOLDINGS

      As noted above, it is expected that Global and Resources will provide earnings and cash flow for long-term growth for Energy Holdings and PSEG. Resources' investments are designed to produce immediate earnings and cash flow that enable Global and Energy Technologies to focus on longer investment horizons.

      Energy Holdings plans to continue the growth of Global and Resources through further investments made by these subsidiaries. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies before committing additional capital. Investing activity in 2000 will be subject to periodic review and revision and may vary depending on the opportunities presented. During the next five years, Energy Holdings' will need significant capital to fund its planned growth. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and economic trends. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. Resources will continue its focus on investments related to energy infrastructure.

      In June 1999, PSEG contributed approximately $200 million of additional equity to Energy Holdings, which was used by Energy Holdings to pay down short-term debt that was used to acquire its interest in the Chilean and Peruvian distribution companies.

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

      It is Global's policy to limit its financial exposure to each project and to mitigate development and operating risk, including fuel and foreign currency exposure, through contracts. In addition, the project loan agreements are structured on a non-recourse basis. Further, Global structures project financing so that a default under one project's loan agreement will have no effect on the loan agreements of other projects or the debt of Energy Holdings.

      For a discussion of the source of Energy Holdings' funds, see External Financings. Over the next several years, Energy Holdings and its subsidiaries will be required to refinance their maturing debt and provide additional debt and equity financing for growth. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSEG's and Energy Holdings' financial condition, results of operations and cash flows.

      GLOBAL

      In August 1999, Global sold its 50% partnership interest in a 137 MW gas-fired combined-cycle co-generation facility in Newark, New Jersey and received net cash proceeds of approximately $70 million resulting in an after-tax gain of approximately $40 million.

      In June 1999, Global and a partner acquired 90% of a Chilean distribution company, which at the time owned a 37% interest in a distribution company in Peru, together providing electric and gas service to approximately one million customers. The acquisition was made in a 50/50 joint venture arrangement. Global's equity investment was approximately $268 million, including fees and closing costs. In addition, Global's portion of the acquisition was financed with $160 million of debt that is non-recourse to Global, Energy Holdings and PSEG, which is consolidated on the Global balance sheet. Global and its partner later acquired additional interests in the Peruvian and Chilean distribution companies resulting in total combined ownership shares of approximately 85% and 99%, respectively. Global's investment in connection with the additional Peruvian distribution company acquisition was approximately $108 million.

      RESOURCES

      In 1999, Resources, through the sale of a portion of its equity interests in an LBO fund, the early buy-outs of three leveraged leases and the sale of its interest in a limited partnership, received cash proceeds totaling approximately $235 million resulting in an after-tax gain of approximately $38 million.

      In 1999, Resources invested approximately $380 million in six leveraged lease transactions of energy-related assets: gas distribution networks in the Netherlands, cogeneration plants in Germany, a generation facility in the United States and a liquefied natural gas storage facility in the United States.

      ENERGY TECHNOLOGIES

      During 1999, Energy Technologies acquired six mechanical, HVAC and building service contractors in New Jersey, Rhode Island and Virginia for a total cost of approximately $63 million, including debt assumed.

      CAPITAL REQUIREMENTS

      PSE&G (INCLUDING POWER)

      PSE&G has substantial commitments as part of its ongoing construction program. PSE&G's construction program is continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and the ability of PSE&G to raise necessary capital.

      In 2000, Power announced that it will construct a 500 MW natural gas-fired, combined-cycle electric generating plant at Bergen generating station at a cost of approximately $290 million with completion expected in June 2002. Power will also install four new combustion turbines at Burlington generating station and two new combustion turbines at Linden generating station, adding 186 MW and 164 MW, respectively of electric generating capacity, at a cost of approximately $155 million. The new combustion turbines are expected to be installed and operational by July 2000.

      On October 6, 1999, Power announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk), to purchase its 400 MW oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. On September 30, 1999, Power announced that it has signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. For further discussion, see Note 11. Commitments and Contingent Liabilities of Notes.

      For the years ended December 31, 1999, 1998 and 1997, PSE&G had plant additions of $468 million, $547 million and $557 million, respectively, including Allowance for Funds Used During Construction (AFDC) and capitalized interest of $7 million, $12 million and $15 million, respectively. The 1999 decrease is primarily due to PSE&G's capitalization policy change for the electric generation portion of its business. See Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of Notes for further discussion regarding the capitalization policy change.

      Construction expenditures were related to improvements in PSE&G's existing power plants, including the replacement of Salem 1 steam generators in 1997 and acquisition of nuclear fuel, transmission and distribution system, gas system and common facilities. PSE&G also expended $20 million, $10 million and $28 million for the cost of plant removal (net of salvage) in 1999, 1998 and 1997, respectively. Projected construction and investment expenditures for PSE&G from 2000 to 2004 range from approximately $350 million to $400 million per year, excluding AFDC and capitalized interest. Power's projected construction and investment expenditures, excluding AFDC and capitalized interest, for 2000 and 2001 are approximately $440 million and $285 million, respectively. From 2002 to 2004, Power's projected expenditures range from approximately $130 million to $160 million per year. Forecasted construction expenditures are related to improvements in PSE&G's transmission and distribution system, existing power plants (including acquisition of nuclear fuel), gas system and common facilities and the expansion of existing generation sites and acquisition of other generation sites as discussed above.

      ENERGY HOLDINGS

      During 1999, Energy Holdings' subsidiaries made investments totaling approximately $963 million. These investments include acquisitions and other investments made by Global, Resources and Energy Technologies. Projected investment expenditures for 2000 to 2004 are approximately $700 million per year, comprised of investments in generation and distribution facilities and projects and leveraged lease transactions. Energy Holdings has approximately $175 million of debt principal payments due in 2000 which are expected to be refinanced or funded through existing credit facilities and operating cash flow. These expenditures could be partially offset by investment liquidations.

      GLOBAL

      In February 2000, Global and a partner closed on project financing of $329 million for a 1,000 MW gas-fired combined-cycle electric generation facility to be located near Odessa, Texas. The total cost of the facility is estimated to be approximately $528 million, of which Global's investment, including loans and guarantees, is estimated at $190 million.

      In November 1999, Global announced that it plans to build a combined heat and power plant of 220 MW of electricity and 500 MW of thermal energy capacity utilizing circulating fluidized bed technology in Poland. Total project cost is estimated at $320 million with commercial operation targeted for the first quarter of 2003.

      In October 1999, Global closed on the acquisition of a 70% interest in a power project development company in Italy specializing in renewable energy. The company currently has approximately 550 MW of power projects either in development or under construction. Global's acquisition and equity investment requirements over the next two years are expected to be approximately $80 million.

      In August 1999, Global and its partners closed project financing for a 471 MW gas-fired combined-cycle electric generating facility in Rades, Tunisia. Construction of the facility is expected to be completed in the summer of 2001 at a total cost of approximately $261 million. Upon completion, the facility is expected to qualify as a foreign utility company (FUCO). Global's equity investment for its 35% interest is expected to be approximately $27 million including contingencies.

      In June 1999, Global and a partner closed the project financing for an 830 MW gas-fired combined-cycle electric generating facility to be constructed in San Nicolas, Argentina. The new facility will be adjacent to an existing 650 MW facility also owned by Global and its partner. Construction began in August 1999 and is expected to be completed by 2001 at a total cost of approximately $448 million. Global's equity investment for its 33% interest, including contingencies, is expected to be approximately $86 million.

      In May 1999, Global acquired a 63% equity interest in a company which is developing a 525 MW coal-fired electric generating facility to be constructed in Ennore, Tamil Nadu, India. Upon scheduled completion in 2003, Global will be the operator of the plant. The total project cost is expected to be approximately $633 million, of which Global's maximum equity investment, including contingencies, is expected to be approximately $180 million. Global plans to close financing for this project and commence construction in the second quarter of 2000.

      In April 1999, Global and a partner entered into a joint venture agreement to develop, construct and operate a 1,000 MW gas-fired combined-cycle electric generating facility in Guadalupe County in south central Texas. 500 MW of this facility is expected to be operational in late 2000 and is expected to qualify as an EWG. Global's maximum equity investment for its 50% interest is expected to be approximately $193 million, including loans and guarantees. In October 1999, Global closed on a $312 million non-recourse project financing, consisting of a $260 million term loan and $52 million in letter of credit facilities for the Guadalupe facility. At the completion of construction (approximately fifteen months), the loan will convert to a five-year term loan.

      Also in April 1999, Global and a partner announced the formation of a joint venture to construct and operate up to three gas-fired electric generating facilities with total installed capacity of 200 MW and associated distribution systems to serve, under contract, industrial customers in Venezuela. Global expects the first two facilities, which are in construction, to be operational in 2000. The total cost of these facilities is expected to be approximately $140 million and Global's equity investment, including contingencies, for its 50% interest, is expected to be approximately $70 million. Global has been advised that litigation has been instituted against it by a Venezuelan state-owned electricity company, alleging that operation of one of the facilities would damage the state-owned company's installations and that the facility does not meet certain Venezuelan legal requirements. On February 4, 2000, the Superior Court in Maracay, Venezuela issued an injunction prohibiting the start-up of the plant. Global believes that all legal requirements have been met and has been advised that the appeal of this decision is likely to be heard by the Supreme Court of Venezuela, and a decision is expected to be rendered within 30 days of the appeal. Settlement discussions are underway. Global cannot predict the outcome of this matter, however, a final decision preventing operation of the facility involved could affect the ability to complete and operate the other two facilities.

      RESOURCES

      In January and February 2000, Resources invested $73 million in two leveraged lease transactions including a gas distribution system in the Netherlands and an electric power plant in the United States.

EXTERNAL FINANCINGS

      The changes in the utility industry are attracting increased attention from bond rating agencies which regularly assess business and financial matters including how utility companies are meeting competition. Given the changes in the industry and the anticipated use of securitization, attention and scrutiny of PSEG's, PSE&G's, Power's and Energy Holdings' competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of their respective securities. In addition, the impact of the use of securitization proceeds, capital structure changes and other actions which might be taken by PSEG and PSE&G in connection with energy industry restructuring is likely to affect the market prices of their respective securities. For discussion of the use of proceeds of securitization see Liquidity and Capital Resources.

      PSEG, PSE&G, Power and Energy Holdings are analyzing their future capital and financing needs in light of securitization, the anticipated sale of generation-related assets to Power and their business strategies. However, it is expected that following completion of securitization and the generation-related asset sale, PSE&G will refinance a portion of its debt and reduce its equity level, which will not substantially alter its existing capitalization ratios.

      PSEG

      At December 31, 1999 and 1998, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At December 31, 1999, PSEG had $120 million outstanding under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank for an unlimited amount. At December 31, 1999, PSEG had $25 million outstanding under this line of credit.

      In November 1998, PSEG issued $100 million of Extendible Notes, Series A, due November 22, 2000. These Notes were automatically tendered to the remarketing agent for remarketing in February 2000. The interest rate through maturity is at the three-month London Interbank Offered Rate (LIBOR) plus 0.22%, reset quarterly.

      Also in November 1998, PSEG issued $175 million of Extendible Notes, Series B, due November 22, 2000. These Notes were automatically tendered to the remarketing agent for remarketing in November 1999. The interest rate is at the three-month LIBOR plus 0.60%, reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing in May 2000.

      In June 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001 with interest at the three-month LIBOR plus 0.40%, reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing in March 2000. PSEG used the net proceeds to make an equity investment in Energy Holdings and to reimburse its treasury for expenditures made to repurchase shares of its Common Stock.

      PSE&G

      In addition to the petition filed with the BPU to effectuate the securitization transaction, PSE&G will need to file petitions with the BPU for authorization for any additional debt financing needed. PSE&G is currently evaluating the potential uses of the proceeds of securitization (see Liquidity and Capital Resources).

      Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. As of December 31, 1999, the Mortgage would permit up to $3.9 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements, the level of which will be impacted by the actions ultimately taken in connection with securitization and the sale of generation-related assets to Power. At December 31, 1999, PSE&G's Mortgage coverage ratio was 4.8:1. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed.

      On July 1, 1999, $100 million of PSE&G's 8.750% Bonds, Series Z, matured. On November 12, 1999, PSE&G redeemed its $2.990 million of 6.9% Pollution Control Bonds, Series C, due September 1, 2009. Also, during 1999, PSE&G purchased $319 million of its Mortgage Bonds in the open market. On February 1, 2000, $100 million of PSE&G's 7.625% Bonds, Series II, matured.

      To provide liquidity for its commercial paper program, PSE&G has an $850 million revolving credit agreement expiring in June 2000 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks, which provide for borrowings of up to one year. On December 31, 1999, there were no borrowings outstanding under these credit agreements.

      The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 2001, not more than $2.0 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has several uncommitted lines of credit with banks. On December 31, 1999, PSE&G had $1.407 billion of short-term debt outstanding, including $90 million borrowed against its uncommitted bank lines of credit.

      PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of December 31, 1999, Fuelco had commercial paper of $73 million outstanding. Once the purchase of PSE&G's generation-related assets is completed, it is anticipated that Fuelco's commercial paper program will be discontinued and financing of Peach Bottom nuclear fuel will be funded through Power.

      ENERGY HOLDINGS

      In February 2000, Energy Holdings issued $300 million of 9.125% Senior Notes due February 2004. The proceeds were used for the repayment of short-term debt. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2000.

      Also in February 2000, Energy Holdings closed on a $190 million letter of credit facility to support a future equity investment in a generation project in Texas.

      In October 1999, Energy Holdings issued $400 million of 10.0% Senior Notes due October 2009. The proceeds were used for the repayment of short-term debt outstanding under revolving credit facilities. Borrowings under the revolving credit facilities were used to finance investments and acquisitions and for general corporate purposes. In January 2000, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for these Senior Notes. At December 31, 1999, Energy Holdings had total debt outstanding of $1.7 billion, including debt at PSEG Capital as discussed below and consolidated debt that is non-recourse to PSEG, Energy Holdings and Global.

      In September 1999, Energy Holdings closed on a $150 million letter of credit facility to support a future equity investment in a generation project in Texas.

      In May 1999, Energy Holdings closed on two separate revolving credit facilities, with a syndicate of banks, a $165 million, 364-day revolving credit facility and a $495 million, five-year revolving credit and letter of credit facility. At December 31, 1999, Energy Holdings had $351 million outstanding under existing revolving credit facilities totaling $660 million. The facilities replaced existing revolving credit facilities at Enterprise Capital Funding Corporation (Funding), a financing subsidiary of Energy Holdings, totaling $450 million. Since May 1999, Funding has not been used as a financing vehicle for Energy Holdings.

      The minimum net worth maintenance agreement between PSEG Capital and PSEG provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. In 1993, PSEG agreed with the BPU to make a good-faith effort to eliminate such PSEG support by April 2003. Effective January 31, 1995, PSEG Capital notified the BPU of its intention not to have more than $650 million of debt outstanding at any time. PSEG Capital has a $650 million Medium Term Note (MTN) program which provides for the private placement of MTNs without registration. Energy Holdings believes it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

      PSEG Capital's assets consist principally of demand notes of Global and Resources. Intercompany borrowing rates are established based upon PSEG Capital's cost of funds. In March and June 1999, PSEG Capital issued $252 million of 6.25% MTNs due May 2003 and $35 million of 6.73% MTNs due June 2001, respectively. The proceeds were used to repay $100 million of PSEG Capital MTNs which matured in February 1999 and $35 million which matured in May 1999 and to reduce Energy Holdings' short-term debt. At December 31, 1999, PSEG Capital had total debt outstanding of $630 million, all of which was comprised of MTNs with maturities between 2000 and 2003.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The market risk inherent in PSEG's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, pollution credits, equity security prices, interest rates and foreign currency exchange rates as discussed below. PSEG's policy is to use derivatives to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

      PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates and Energy Holdings' commodity-related instruments, equity securities and foreign currency risks, see Note 9. Financial Instruments and Risk Management of Notes.

      COMMODITY-RELATED INSTRUMENTS -- PSE&G (INCLUDING POWER)

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSE&G enters into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments.

      PSE&G uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical and financial contracts. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSE&G estimates value-at-risk across its commodity business using a model with historical volatilities and correlations.

      The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at December 31, 1999 was approximately $3 million, compared to the December 31, 1998 level of $4 million. PSE&G's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

      As discussed in Results of Operations, PSE&G's wholesale power activities positively impacted the results of operations for each year since their inclusion in 1997. Certain other generators and power marketers experienced significant losses in their wholesale power operations during that period. These losses were primarily attributable to extreme market volatility, counterparty defaults and unavailability of generation.

      Given the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages, extreme price movements can occur and could have a material impact on PSEG's, PSE&G's and Power's financial condition, results of operations and net cash flows. For discussion of changes in the pricing of electric energy offered for sale in the PJM interchange energy market, see PJM Interconnection, L.L.C.

FOREIGN OPERATIONS

      In accordance with their growth strategies, Global and Resources have approximately $1.4 billion and $1.0 billion, respectively, of international investments. For a discussion of foreign currency risk, see Note 9. Financial Instruments and Risk Management of Notes.

YEAR 2000 READINESS

      Many of PSEG's and its subsidiaries' systems, which include information technology applications, plant control and telecommunications infrastructure systems, were modified due to computer program limitations in recognizing dates beyond 1999. PSEG has had a formal project in place since 1997 to address Year 2000 issues. All mission critical systems were ready before January 1, 2000. PSEG's and its subsidiaries' Year 2000 preparations allowed for a smooth transition into the new millennium. PSEG and its subsidiaries did not experience any major problems or Year 2000-related service interruptions as their systems rolled over from 1999 to 2000. PSEG and its subsidiaries expect most material Year 2000 compliance problems would have arisen on or immediately after January 1, 2000. To date, PSEG and its subsidiaries are not aware of any material Year 2000-related problems associated with their internal systems or software or with the software and systems of their vendors, distributors or suppliers. It is possible, however, that further Year 2000-related problems may arise. For example, the date February 29, 2000 could potentially present further problems. Based on testing of their systems for Year 2000 problems and pending a successful rollover from February 29, 2000 to March 1, 2000, PSEG and its subsidiaries do not expect future problems to arise related to the Year 2000.

      PSEG and its subsidiaries, including their domestic and international investments, have no outstanding litigation relating to Year 2000 issues. The likelihood of future Year 2000-related liabilities cannot be determined at this time.

      PSEG's and its subsidiaries' total cost related to Year 2000 readiness was approximately $67 million, which was incurred from 1997 through 1999. $32 million was incurred in 1999, $27 million was incurred in 1998 and $8 million was incurred in 1997. A portion of these costs was not incremental to PSEG or its subsidiaries, but rather, represented a redeployment of existing personnel/resources. PSEG and its subsidiaries expect that expenses related to remediating any remaining noncompliant non-critical systems will not be material.

ACCOUNTING ISSUES

      For a discussion of significant accounting matters including SFAS 71; SFAS 121; Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity-Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4); SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101); changes in capitalization, depreciation and asset retirement policies; discontinuation of deferral accounting for fuel revenues and expenses; and EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10); see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of Notes.

      For a discussion of the impact of new accounting pronouncements including SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137), see Note
19. Accounting Matters of Notes.

PSE&G

      The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview of 1999 and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings; Foreign Operations; Year 2000 Readiness and Accounting Issues.

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

      In addition to any assumptions and other factors referred to specifically in connection with such forward- looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services; managing rapidly changing wholesale energy trading operations in conjunction with electricity and gas production, transmission and distribution systems; managing foreign investments and electric generation and distribution operations in locations outside of the traditional utility service territory; political and foreign currency risks; an increasingly competitive energy marketplace; sales retention and growth potential in a mature PSE&G service territory; ability to complete development or acquisition of current and future investments; partner and counterparty risk; exposure to market price fluctuations and volatility of fuel and power supply, power output, marketable securities, among others; ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals; ability to obtain securitization proceeds; Federal, state and foreign regulatory actions; regulatory oversight with respect to utility and non-utility affiliate relations and activities; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; the ability to economically and safely operate nuclear facilities in accordance with regulatory requirements; environmental concerns; and market risk and debt and equity market concerns associated with these issues.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Information relating to quantitative and qualitative disclosures about market risk is set forth under the caption "Qualitative and Quantitative Disclosures About Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Instruments" in
Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference. For PSE&G, the information required by this item is incorporated herein by reference insofar as it relates to PSE&G and its subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (MILLIONS OF DOLLARS, EXCEPT FOR PER SHARE DATA)

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     1999          1998         1997
                                                   ---------    ---------    ---------
OPERATING REVENUES
     Electric Revenues *
       Bundled                                     $   2,480    $   4,009    $   3,896
       Generation                                      1,005           --           --
       Transmission and Distribution                     688           --           --
                                                   ---------    ---------    ---------
         Total Electric Revenues                       4,173        4,009        3,896
     Gas Distribution                                  1,717        1,559        1,937
     Other                                               607          442          344
                                                   ---------    ---------    ---------
         Total Operating Revenues                      6,497        6,010        6,177
                                                   ---------    ---------    ---------
OPERATING EXPENSES
     Electric Energy Costs                               972          960          911
     Gas Costs                                         1,107        1,034        1,175
     Operation and Maintenance                         1,849        1,547        1,405
     Depreciation and Amortization                       536          660          630
     Taxes Other Than Income Taxes                       196          205          605
                                                   ---------    ---------    ---------
           Total Operating Expenses                    4,660        4,406        4,726
                                                   ---------    ---------    ---------
OPERATING INCOME                                       1,837        1,604        1,451
Other Income and Deductions                               33           18          (16)
Settlement of Salem Litigation                            --           --          (82)
Interest Expense                                        (490)        (470)        (450)
Preferred Securities Dividend Requirements               (94)         (80)         (59)
                                                   ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                   1,286        1,072          844
Income Taxes                                            (563)        (428)        (284)
                                                   ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                         723          644          560
Extraordinary Item (Net of Tax of $345)                 (804)          --           --
                                                   ---------    ---------    ---------
 NET INCOME (LOSS)                                 $     (81)   $     644    $     560
                                                   =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000's)                              219,814      230,974      231,986
                                                   =========    =========    =========

EARNINGS (LOSSES) PER SHARE (BASIC AND DILUTED):
Income Before Extraordinary Item                   $    3.29    $    2.79    $    2.41
Extraordinary Item (Net of Tax)                        (3.66)          --           --
                                                   ---------    ---------    ---------
Net Income (Loss)                                  $   (0.37)   $    2.79    $    2.41
                                                   =========    =========    =========

DIVIDENDS PAID PER SHARE OF COMMON STOCK           $    2.16    $    2.16    $    2.16
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

      See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)

                                                                                   DECEMBER 31,
                                                                              --------------------
                                                                                1999        1998
                                                                              --------    --------
CURRENT ASSETS
  Cash and Cash Equivalents                                                   $    259    $    139
  Accounts Receivable:
    Customer Accounts Receivable                                                   646         506
    Other Accounts Receivable                                                      371         205
    Allowance for Doubtful Accounts                                                (40)        (38)
  Unbilled Revenues                                                                241         255
  Fuel                                                                             311         331
  Materials and Supplies, net of  valuation reserves - 1999, $11; 1998, $12        130         167
  Prepayments                                                                       53          61
  Miscellaneous Current Assets                                                      72          35
                                                                              --------    --------
       Total Current Assets                                                      2,043       1,661
                                                                              --------    --------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                          2,510       9,942
  Electric - Transmission and Distribution                                       5,093       4,953
  Gas - Distribution                                                             3,019       2,882
  Other                                                                            534         550
                                                                              --------    --------
       Total                                                                    11,156      18,327
  Accumulated depreciation and amortization                                     (4,078)     (7,392)
                                                                              --------    --------
       Net Property, Plant and Equipment                                         7,078      10,935
                                                                              --------    --------

NONCURRENT ASSETS
 Regulatory Assets                                                               5,041       1,579
 Long-Term Investments, net of accumulated amortization
     and net of valuation allowances - 1999, $65; 1998, $46                      3,848       3,029
 Nuclear Decommissioning Fund                                                      631         524
 Other Special Funds                                                               148         125
 Other Noncurrent Assets,  net of accumulated amortization -
    1999, $12; 1998, $8                                                            226         138
                                                                              --------    --------
       Total Noncurrent Assets                                                   9,894       5,395
                                                                              --------    --------

TOTAL                                                                         $ 19,015    $ 17,991
                                                                              ========    ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (MILLIONS OF DOLLARS)

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                           $  1,073    $    418
  Commercial Paper and Loans                                      1,972       1,056
  Accounts Payable                                                  738         684
  Other                                                             394         299
                                                               --------    --------
       Total Current Liabilities                                  4,177       2,457
                                                               --------    --------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                   2,928       3,701
  Regulatory Liability - Excess Depreciation Reserve                569          --
  Nuclear Decommissioning                                           491          --
  OPEB Costs                                                        390         344
  Other                                                             681         420
                                                               --------    --------
       Total Noncurrent Liabilities                               5,059       4,465
                                                               --------    --------

COMMITMENTS AND CONTINGENT LIABILITIES                               --          --
                                                               --------    --------

CAPITALIZATION:
  LONG-TERM DEBT                                                  4,575       4,763
                                                               --------    --------

  SUBSIDIARIES' PREFERRED SECURITIES:
    Preferred Stock Without Mandatory Redemption                     95          95
    Preferred Stock With Mandatory Redemption                        75          75
    Guaranteed Preferred Beneficial Interest in Subordinated
     Debentures                                                   1,038       1,038
                                                               --------    --------
       Total Subsidiaries' Preferred Securities                   1,208       1,208
                                                               --------    --------

  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, issued; 231,957,608 shares                      3,604       3,603
    Treasury Stock, at cost; 1999 - 15,540,390 shares,
       1998 - 5,314,100 shares                                     (597)       (207)
    Retained Earnings                                             1,193       1,748
    Accumulated Other Comprehensive Income (Loss)                  (204)        (46)
                                                               --------    --------
       Total Common Stockholders' Equity                          3,996       5,098
                                                               --------    --------
            Total Capitalization                                  9,779      11,069
                                                               --------    --------
TOTAL                                                          $ 19,015    $ 17,991
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                        1999       1998       1997
                                                                      -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $   (81)   $   644    $   560
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                       804         --         --
    Depreciation and Amortization                                         536        660        630
    Amortization of Nuclear Fuel                                           92         93         60
    Recovery of Electric Energy and Gas Costs - net                        61        132          9
    Provision for Deferred Income Taxes and ITC - net                    (215)       (55)        22
    Investment Distributions                                              134         73         73
    Equity Income from Partnerships                                       (53)       (39)       (39)
    Gains on Investments                                                  (63)       (40)       (40)
    Leasing Activities                                                      6        (20)        71
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                         (236)       113       (111)
       Inventory - Fuel and Materials and Supplies                          9        (46)         9
       Prepayments                                                          8        (12)        17
       Accounts Payable                                                    57        (34)        99
       Provision for Rate Refund                                           --         --        (80)
       Other Current Assets and Liabilities                                59        (63)       (63)
    Other                                                                 114         93        (33)
                                                                      -------    -------    -------
       Net Cash Provided By Operating Activities                        1,232      1,499      1,184
                                                                      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                            (582)      (531)      (536)
  Net Change in Long-Term Investments                                    (980)       (92)    (1,078)
  Contribution to Decommissioning Funds and Other Special Funds           (70)      (115)       (63)
  Other                                                                    --        (10)       (94)
                                                                      -------    -------    -------
       Net Cash Used In Investing Activities                           (1,632)      (748)    (1,771)
                                                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                           916       (431)       879
  Issuance of Long-Term Debt                                            1,143        525        785
  Redemption/Purchase of Long-Term Debt                                  (676)      (557)      (700)
  Issuance of Preferred Securities                                         --        525         95
  Redemption of Preferred Stock                                            --         --        (94)
  Purchase of Treasury Stock                                             (400)      (207)        --
  Retirement of Common Stock                                               --         --        (43)
  Cash Dividends Paid on Common Stock                                    (474)      (499)      (501)
  Other                                                                    11        (51)       (29)
                                                                      -------    -------    -------
       Net Cash Provided By (Used In) Financing Activities                520       (695)       392
                                                                      -------    -------    -------
Net Change In Cash And Cash Equivalents                                   120         56       (195)
Cash And Cash Equivalents At Beginning Of Period                          139         83        278
                                                                      -------    -------    -------
Cash And Cash Equivalents At End Of Period                            $   259    $   139    $    83
                                                                      =======    =======    =======

Income Taxes Paid                                                     $   534    $   426    $   170
Interest Paid                                                         $   494    $   469    $   416

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (MILLIONS)

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                               COMMON               TREASURY       RETAINED  COMPREHENSIVE
                                                                STOCK                STOCK         EARNINGS  INCOME (LOSS)   TOTAL
                                                            --------------    ------------------   --------  -------------  -------
                                                            SHS.    AMOUNT       SHS.     AMOUNT
                                                            ----    ------       ----     ------
BALANCE AS OF JANUARY 1, 1997                               234    $ 3,627         --         --    $ 1,586         --      $ 5,213
    Net Income                                               --         --         --         --        560         --          560
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(2)      --         --         --         --         --        (15)         (15)
                                                                                                                            -------
        Other Comprehensive Income (Loss)                    --         --         --         --         --         --          (15)
                                                                                                                            -------
    Comprehensive Income                                     --         --         --         --         --         --          545
    Cash Dividends on Common Stock                           --         --         --         --       (501)        --         (501)
    Retirement of Common Stock                               (2)       (24)        --         --        (19)        --          (43)
    Preferred Securities Issuance Expenses                   --         --         --         --         (3)        --           (3)
                                                            --------------    ------------------   --------  -------------  -------
BALANCE AS OF DECEMBER 31, 1997                             232      3,603         --         --      1,623        (15)       5,211
                                                            --------------    ------------------   --------  -------------  -------
    Net Income                                               --         --         --         --        644         --          644
    Other Comprehensive Income (Loss), net of tax:
    Pension Plan Additional
      Minimum Liability, net of tax of $(2)                  --         --         --         --         --         (3)          (3)
    Currency Translation Adjustment, net of tax of $(3)      --         --         --         --         --        (28)         (28)
                                                                                                                            -------
        Other Comprehensive Income (Loss)                    --         --         --         --         --         --          (31)
                                                                                                                            -------
    Comprehensive Income                                     --         --         --         --         --         --          613
    Cash Dividends on Common Stock                           --         --         --         --       (499)        --         (499)
    Purchase of Treasury Stock                               --         --         (5)      (207)        --         --         (207)
    Restricted Stock Award                                   --         --         --         --         (5)        --           (5)
    Preferred Securities Issuance Expenses                   --         --         --         --        (15)        --          (15)
                                                            --------------    ------------------   --------  -------------  -------
BALANCE AS OF DECEMBER 31, 1998                             232      3,603         (5)      (207)     1,748        (46)       5,098
                                                            --------------    ------------------   --------  -------------  -------
    Net Income (Loss)                                        --         --         --         --        (81)        --          (81)
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(17)     --         --         --         --         --       (158)        (158)
                                                                                                                            -------
        Other Comprehensive Income (Loss)                    --         --         --         --         --         --         (158)
                                                                                                                            -------
    Comprehensive Income (Loss)                              --         --         --         --         --         --         (239)
    Cash Dividends on Common Stock                           --         --         --         --       (474)        --         (474)
    Purchase of Treasury Stock                               --         --        (11)      (400)        --         --         (400)
    Other                                                    --          1         --         10         --         --           11
                                                            --------------    ------------------   --------  -------------  -------
BALANCE AS OF DECEMBER 31, 1999                             232    $ 3,604        (16)   $  (597)   $ 1,193    $  (204)     $ 3,996
                                                            ==============    ==================   ========  =============  =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (MILLIONS OF DOLLARS)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1999       1998       1997
                                                -------    -------    -------
OPERATING REVENUES
     Electric Revenues *
       Bundled                                  $ 2,480    $ 4,009    $ 3,896
       Generation                                 1,005         --         --
       Transmission and Distribution                688         --         --
                                                -------    -------    -------
         Total Electric Revenues                  4,173      4,009      3,896
     Gas Distribution                             1,717      1,559      1,937
                                                -------    -------    -------
         Total Operating Revenues                 5,890      5,568      5,833
                                                -------    -------    -------
OPERATING EXPENSES
     Electric Energy Costs                          958        945        909
     Gas Costs                                    1,038        970      1,101
     Operation and Maintenance                    1,573      1,385      1,307
     Depreciation and Amortization                  529        649        607
     Taxes Other Than Income Taxes                  194        208        606
                                                -------    -------    -------
           Total Operating Expenses               4,292      4,157      4,530
                                                -------    -------    -------
OPERATING INCOME                                  1,598      1,411      1,303
Other Income and Deductions                          (2)        17        (13)
Settlement of Salem Litigation                       --         --        (82)
Interest Expense                                   (387)      (378)      (380)
Preferred Securities Dividend Requirements          (46)       (44)       (44)
                                                -------    -------    -------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                              1,163      1,006        784
Income Taxes                                       (510)      (404)      (256)
                                                -------    -------    -------
INCOME BEFORE EXTRAORDINARY ITEM                    653        602        528
Extraordinary Item (Net of Tax of $345)            (804)        --         --
                                                -------    -------    -------
NET INCOME (LOSS)                                  (151)       602        528
Preferred Stock Dividend Requirement                 (9)        (9)       (15)
                                                -------    -------    -------
EARNINGS (LOSSES) AVAILABLE TO
 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED   $  (160)   $   593    $   513
                                                =======    =======    =======

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

      See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1999        1998
                                                                              --------    --------
CURRENT ASSETS
  Cash and Cash Equivalents                                                   $    173    $     42
  Accounts Receivable:
    Customer Accounts Receivable                                                   529         451
    Other Accounts Receivable                                                      313         178
    Allowance for Doubtful Accounts                                                (35)        (34)
  Unbilled Revenues                                                                241         255
  Fuel                                                                             308         331
  Materials and Supplies, net of  valuation reserves - 1999, $11; 1998, $12        130         165
  Prepayments                                                                       48          52
  Miscellaneous Current Assets                                                      36          32
                                                                              --------    --------
       Total Current Assets                                                      1,743       1,472
                                                                              --------    --------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                                          2,439       9,942
  Electric - Transmission and Distribution                                       5,093       4,953
  Gas - Distribution                                                             3,019       2,882
  Other                                                                            457         460
                                                                              --------    --------
       Total                                                                    11,008      18,237
  Accumulated depreciation and amortization                                     (4,046)     (7,361)
                                                                              --------    --------
       Net Property, Plant and Equipment                                         6,962      10,876
                                                                              --------    --------

NONCURRENT ASSETS
 Regulatory Assets                                                               5,041       1,579
 Long-Term Investments                                                              99          65
 Nuclear Decommissioning Fund                                                      631         524
 Other Special Funds                                                               148         125
 Other Noncurrent Assets                                                           100          28
                                                                              --------    --------
       Total Noncurrent Assets                                                   6,019       2,321
                                                                              --------    --------

TOTAL                                                                         $ 14,724    $ 14,669
                                                                              ========    ========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (MILLIONS OF DOLLARS)

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                           $    623    $    100
  Commercial Paper and Loans                                      1,475         850
  Accounts Payable                                                  676         611
  Other                                                             281         253
                                                               --------    --------
       Total Current Liabilities                                  3,055       1,814
                                                               --------    --------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                   2,032       2,846
  Regulatory Liability - Excess Depreciation Reserve                569          --
  Nuclear Decommissioning                                           491          --
  OPEB Costs                                                        390         344
  Other                                                             654         397
                                                               --------    --------
       Total Noncurrent Liabilities                               4,136       3,587
                                                               --------    --------

COMMITMENTS AND CONTINGENT LIABILITIES                               --          --
                                                               --------    --------

CAPITALIZATION:
  LONG-TERM DEBT                                                  3,099       4,045
                                                               --------    --------

  PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption                      95          95
   Preferred Stock With Mandatory Redemption                         75          75
   Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in Subordinated
     Debentures                                                     513         513
                                                               --------    --------
       Total Preferred Securities                                   683         683
                                                               --------    --------

  COMMON STOCKHOLDER'S EQUITY:
    Common Stock, issued; 132,450,344 shares                      2,563       2,563
    Contributed Capital                                             594         594
    Retained Earnings                                               597       1,386
    Accumulated Other Comprehensive Income (Loss)                    (3)         (3)
                                                               --------    --------
       Total Common Stockholder's Equity                          3,751       4,540
                                                               --------    --------
            Total Capitalization                                  7,533       9,268
                                                               --------    --------
TOTAL                                                          $ 14,724    $ 14,669
                                                               ========    ========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1999       1998       1997
                                                                      -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  (151)   $   602    $   528
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax                                       804         --         --
    Depreciation and Amortization                                         529        649        607
    Amortization of Nuclear Fuel                                           92         93         60
    Recovery of Electric Energy and Gas Costs - net                        61        132          9
    Provision for Deferred Income Taxes and ITC - net                    (181)       (41)        20
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                         (198)        77        (39)
       Inventory - Fuel and Materials and Supplies                         10        (44)         9
       Prepayments                                                          4         (8)       (14)
       Accounts Payable                                                    68         15        (28)
       Provision for Rate Refund                                           --         --        (80)
       Other Current Assets and Liabilities                                25         26        (37)
    Other                                                                  87         80        (22)
                                                                      -------    -------    -------
       Net Cash Provided By Operating Activities                        1,150      1,581      1,013
                                                                      -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                            (479)      (535)      (542)
  Contribution to Decommissioning Funds and Other Special Funds           (70)      (115)       (62)
  Other                                                                   (34)       (35)       (99)
                                                                      -------    -------    -------
       Net Cash Used In Investing Activities                             (583)      (685)      (703)
                                                                      -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                           625       (256)       498
  Issuance of Long-Term Debt                                               --        250        288
  Redemption/Purchase of Long-Term Debt                                  (423)      (350)      (574)
  Issuance of Preferred Securities                                         --         --         95
  Redemption of Preferred Stock                                            --         --        (94)
  Cash Dividends Paid on Common Stock                                    (629)      (503)      (523)
  Other                                                                    (9)       (12)       (29)
                                                                      -------    -------    -------
       Net Cash Used In Financing Activities                             (436)      (871)      (339)
                                                                      -------    -------    -------
Net Change In Cash And Cash Equivalents                                   131         25        (29)
Cash And Cash Equivalents At Beginning Of Period                           42         17         46
                                                                      -------    -------    -------
Cash And Cash Equivalents At End Of Period                            $   173    $    42    $    17
                                                                      =======    =======    =======

Income Taxes Paid                                                     $   537    $   410    $   259
Interest Paid                                                         $   409    $   386    $   357

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                              (MILLIONS OF DOLLARS)

                                                                                                     ACCUMULATED
                                                                        CONTRIBUTED                     OTHER
                                                           COMMON      CAPITAL FROM     RETAINED    COMPREHENSIVE
                                                           STOCK           PSEG         EARNINGS         LOSS            TOTAL
                                                           ------      ------------     --------    -------------       -------
BALANCE AS OF JANUARY 1, 1997                             $ 2,563        $   594        $ 1,309              --         $ 4,466
    Net Income                                                 --             --            528              --             528
        Other Comprehensive Income                             --             --             --              --              --
                                                                                                                        -------
    Comprehensive Income                                       --             --             --              --             528
                                                                                                                        -------
    Cash Dividends on Common Stock                             --             --           (523)             --            (523)
    Cash Dividends on Preferred Stock                          --             --            (12)             --             (12)
    Preferred Securities Issuance Expenses                     --             --             (3)             --              (3)
    Net Loss on Preferred Stock Redemptions                    --             --             (3)             --              (3)
                                                          -------        -------        -------         -------         -------
BALANCE AS OF DECEMBER 31, 1997                             2,563            594          1,296              --           4,453
                                                          -------        -------        -------         -------         -------
    Net Income                                                 --             --            602              --             602
    Other Comprehensive Income (Loss), net of tax:
    Pension Adjustment, net of tax of $(2)                     --             --             --              (3)             (3)
                                                                                                                        -------
        Other Comprehensive Income (Loss)                      --             --             --              --              (3)
                                                                                                                        -------
    Comprehensive Income                                       --             --             --              --             599
                                                                                                                        -------
    Cash Dividends on Common Stock                             --             --           (503)             --            (503)
    Cash Dividends on Preferred Stock                          --             --             (9)             --              (9)
                                                          -------        -------        -------         -------         -------
BALANCE AS OF DECEMBER 31, 1998                             2,563            594          1,386              (3)          4,540
                                                          -------        -------        -------         -------         -------
    Net Income (Loss)                                          --             --           (151)             --            (151)
    Other Comprehensive Income (Loss)                          --             --             --              --              --
                                                                                                                        -------
    Comprehensive Income (Loss)                                --             --             --              --            (151)
                                                                                                                        -------
    Cash Dividends on Common Stock                             --             --           (629)             --            (629)
    Cash Dividends on Preferred Stock                          --             --             (9)             --              (9)
                                                          -------        -------        -------         -------         -------
BALANCE AS OF DECEMBER 31, 1999                           $ 2,563        $   594        $   597         $    (3)        $ 3,751
                                                          =======        =======        =======         =======         =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      PSEG has three principal direct wholly-owned operating subsidiaries:
Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings Inc. (Energy Holdings). In 1999, PSEG formed PSEG Services Corporation (Services) to provide management and administrative services to PSEG and its subsidiaries.

      PSE&G is an operating public utility providing electric and gas service within certain areas in the State of New Jersey. Power was formed in 1999 and is anticipated to be the owner and operator of PSEG's generation business once the sale of PSE&G's generation-related assets is completed in 2000. Power and its subsidiaries were established to acquire, own and operate the electric generation-related assets of PSE&G pursuant to the Final Decision and Order (Final Order) issued August 24, 1999 by the New Jersey Board of Public Utilities
(BPU) under the New Jersey Energy Master Plan Proceedings and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act). After the sale of its generation-related assets to Power, PSE&G will continue to own and operate its transmission and distribution businesses.

      Energy Holdings is the parent of three energy-related lines of business through its wholly-owned subsidiaries: PSEG Global Inc. (Global), which develops, acquires, owns and operates electric generation and distribution facilities in selected domestic and international markets; PSEG Resources Inc. (Resources), which invests in energy-related financial transactions; and PSEG Energy Technologies Inc. (Energy Technologies), an energy management company.

      Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital), which provides privately-placed debt financing to Energy Holdings' operating subsidiaries on the basis of a minimum net worth maintenance agreement with PSEG. Energy Holdings is also the parent of Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business and has been conducting a controlled exit from this business since 1993.

BASIS OF PRESENTATION

      Effective August 1, 1999, the presentation of revenues in the Consolidated Statements of Income has changed, due to the deregulation of the electric generation business by the BPU in PSE&G's rate unbundling, stranded costs and restructuring proceedings. Effective with that date, electric rates charged to customers have been unbundled and the generation, transmission, distribution and other components of the total rate have become separate charges. As a result, the presentation of revenues has also changed. PSE&G's generation business earns revenues by providing the energy and capacity to meet PSE&G's basic generation service (BGS) obligation. Generation revenues are also produced by a variety of wholesale energy and capacity sales and sales of other ancillary services. PSE&G's transmission and distribution businesses remain rate regulated and will continue to earn revenues based on PSE&G's regulated rate tariffs under which PSE&G provides transmission and distribution services for its residential, commercial and industrial customers in New Jersey. The rates charged for transmission and distribution are regulated by the Federal Energy Regulatory Commission (FERC) and the BPU, respectively. Transmission and distribution revenues are also generated from a variety of other activities such as sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services. Revenues earned prior to August 1, 1999 continue to be presented as Bundled Electric revenues on the Consolidated Statements of Income as they were earned based upon bundled electric rates prior to the deregulation of PSE&G's generation business. For more information on deregulation and PSE&G's rate unbundling, stranded costs and restructuring proceedings, including the BPU's Final Order, see Note 2. Regulatory Issues.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REGULATION -- PSE&G

      The accounting and rates of PSE&G are subject, in certain respects, to the requirements of the BPU and the FERC. As a result, PSE&G maintains its accounts for its regulated operations in accordance with their prescribed Uniform Systems of Accounts, which are the same. The application of Generally Accepted Accounting Principles (GAAP) by PSE&G differs in certain respects from applications by non-regulated businesses. PSE&G prepares the transmission and distribution portion of its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer recognition of costs (a regulatory asset) or recognize obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs and recoveries, which will be amortized over various future periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability is charged or credited to income unless recovery mechanisms are approved by the regulator. PSE&G's transmission and distribution businesses continue to meet the requirements for application of SFAS 71.

      Effective April 1, 1999, PSE&G discontinued the application of SFAS 71 for the electric generation portion of its business. PSE&G calculated an extraordinary charge consistent with the requirements of Emerging Issues Task Force (EITF) Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4) and SFAS 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" (SFAS 101). The portion of the extraordinary charge related to an impairment of long-lived assets was calculated in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The discontinuation of the application of SFAS 71 had a material impact on PSEG's and PSE&G's financial condition and results of operations. For further discussion, see Note 2. Regulatory Issues and Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

      In concert with the discontinuation of SFAS 71, PSE&G revised a number of accounting policies related to its electric generation business. Under the revised capitalization policy, PSE&G will only capitalize costs which increase the capacity or extend the life of an existing generation-related asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. Under the revised depreciation policy, PSE&G will calculate depreciation consistent with revised asset lives determined by PSE&G policy rather than using depreciation rates prescribed by the BPU in rate proceedings. Finally, under the revised asset retirement policy, when a generation-related asset is retired, the remaining net carrying amount will be included in the determination of net earnings.

      CONSOLIDATION

      The consolidated financial statements include the accounts of PSEG and its subsidiaries. PSEG and its subsidiaries consolidate those entities in which they have a controlling interest. Those entities in which PSEG does not have a controlling interest are being accounted for under the equity method of accounting. For investments in which significant influence does not exist, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation.

      RECLASSIFICATIONS

      Certain reclassifications of prior period data have been made to conform with the current presentation.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE

      Bond issuance costs and associated premiums and discounts are generally amortized over the life of the debt issuance. In accordance with FERC regulations, PSE&G's costs to reacquire debt are amortized over the remaining original life of the retired debt. When refinancing debt, the unamortized portion of the original debt issuance costs of the debt being retired must be amortized over the life of the replacement debt. For PSEG's unregulated businesses, gains and losses on reacquired debt are reflected in the statement of operations as incurred. Gains and losses on reacquired debt associated with PSE&G's regulated operations will continue to be deferred and amortized to interest expense over the period approved for ratemaking purposes.

      PLANT, PROPERTY AND EQUIPMENT -- PSE&G

      For PSE&G's regulated transmission and distribution businesses, additions to plant, property and equipment and replacements of units of property are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts. At the time units of depreciable property are retired or otherwise disposed, the original cost less net salvage value is charged to accumulated depreciation.

      For its unregulated generation business, PSE&G only capitalizes costs which increase the capacity or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset. Also, under its revised asset retirement policy, the portion of future retirements which have not been fully depreciated will impact earnings for PSE&G's generation business.

      DEPRECIATION AND AMORTIZATION

      For PSE&G's regulated transmission and distribution businesses, depreciation is computed under the straight-line method. Depreciation is based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. Depreciation rates stated in percentages of original cost of depreciable property were 3.52%, 3.52% and 3.53% in 1999, 1998 and 1997, respectively. PSE&G has certain regulatory assets and liabilities resulting from the use of a level of depreciation expense in the ratemaking process that differs from the amount that is recorded under GAAP for non-regulated companies.

      For its generation operations, under the revised depreciation policy, PSE&G will calculate depreciation consistent with revised asset lives determined by PSE&G policy rather than using depreciation rates prescribed by the BPU in rate proceedings.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      DECONTAMINATION AND DECOMMISSIONING -- PSE&G

      In 1993, FERC issued Order No. 557 regarding the accounting and rate-making treatment of special assessments levied under the National Energy Policy Act of 1992 (EPAct). Order No. 557 provides that special assessments are a necessary and reasonable current cost of fuel and shall be fully recoverable in rates in the same manner as other fuel costs. Effective August 1, 1999, these costs are recovered through the distribution rates established under the Final Order.

      ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) -- PSE&G

      For PSE&G's regulated operations, AFDC represents the cost of debt and equity funds used to finance the construction of new utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 1999, 1998 and 1997 were 5.29%, 6.06% and 5.71%, respectively. Effective April 1, 1999, PSEG no longer calculates AFDC for the electric generation portion of its business.

      REVENUES AND FUEL COSTS -- PSE&G

      Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues representing the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period.

      Prior to August 1, 1999, fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) mechanism and variances in fuel revenues and expenses were subject to deferral accounting and had no direct effect on earnings. The fuel component of the LEAC rate was frozen for 1997 and 1998 as part of the BPU's Order dated December 31, 1996 and PSE&G bore all risks associated with fuel prices. Due to the discontinuation of the LEAC mechanism on August 1, 1999, earnings volatility will increase since the unregulated electric generation portion of PSEG's business ceased to follow deferral accounting. PSE&G and Power now bear the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs.

      Under the LEAC and the Levelized Gas Adjustment Clause (LGAC), any LEAC and LGAC underrecoveries or overrecoveries, together with interest (in the case of net overrecoveries), are deferred and included in operations in the period in which they are reflected in rates. Effective January 1, 1998, the amount included for LEAC under/overrecovery represented the difference between fuel related revenues and fuel related expenses which are comprised of the cost of generation and interchanged power at the PJM Interconnection, L.L.C. (PJM) market clearing price. For discussion of the status of the LEAC and the LGAC, see Note 4. Regulatory Assets and Liabilities.

      MATERIALS AND SUPPLIES AND NUCLEAR FUEL-PSE&G

      For PSE&G's regulated operations, materials and supplies are carried on the books at cost in accordance with rate based regulation. The carrying value of the materials and supplies and nuclear fuel for PSE&G's generation operations is valued at lower of cost or market.

      COMMODITY CONTRACTS -- PSE&G

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

      FINANCIAL INSTRUMENTS -- ENERGY HOLDINGS

      Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income when the related asset or liability is realized or settled. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and recognized in income when the hedged transaction occurs.

      EQUITY INVESTMENTS -- ENERGY HOLDINGS

      Resources carries its investments in equity securities at their approximate fair market values as of the reporting date.

      FOREIGN CURRENCY TRANSLATION/TRANSACTIONS -- ENERGY HOLDINGS

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

      INCOME TAXES

      PSEG and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to PSEG's subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits were deferred in prior years and are being amortized over the useful lives of the related property, including nuclear fuel. For discussion of energy tax reform and its impact on New Jersey Gross Receipts and Franchise Taxes (NJGRT), see Note 13. Income Taxes.

      CAPITAL LEASES AS LESSEE -- PSE&G

      The Consolidated Balance Sheets include assets and related obligations applicable to capital leases under which the entity is a lessee. The total amortization of the leased assets and interest on the lease obligations equals the net minimum lease payments included in rent expense for capital leases. Capital leases of PSE&G relate primarily to its corporate headquarters.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      IMPAIRMENT OF LONG-LIVED ASSETS

      SFAS 121 requires review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon deregulation, PSE&G evaluated the recoverability of its assets and recorded an extraordinary, non-cash charge to earnings. For the impact of the application of SFAS 121, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation.

NOTE 2. REGULATORY ISSUES

NEW JERSEY ENERGY MASTER PLAN PROCEEDINGS AND RELATED ORDERS

      In January 1999, the State Legislature passed the Energy Competition Act which was signed into law by the Governor on February 9, 1999. Following the passage of the Energy Competition Act, the BPU rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999 and subsequently issued its Final Order in these matters on August 24, 1999. The Energy Competition Act and the related BPU proceedings are hereinafter defined as the Energy Master Plan Proceedings. For discussion of the extraordinary charge to earnings recorded as a result of the deregulation of PSE&G's generation business, see Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation. Among other things, the Energy Competition Act provides that all New Jersey retail electric customers may select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers may select their gas suppliers commencing January 1, 2000, thus fully opening the New Jersey energy markets to customer choice and competition.

      As a result of this restructuring of the energy industry, the distribution business will remain regulated by the BPU, the transmission business will remain regulated by the FERC and electric generation has become a competitive business.

      In October and November 1999, two appeals of the Final Order and two appeals of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several customers. The Court granted PSE&G's requests to accelerate the appeals and ordered that the matters be consolidated. All briefs have been filed and oral argument on the consolidated matters has been set for March 8, 2000. While PSEG and PSE&G believe that the appeals are without merit, no assurances can be given at this time as to the timing or outcome of these proceedings. Accordingly, neither PSEG nor PSE&G are able to predict whether such appeals will have a material adverse effect on their financial condition, results of operations or net cash flows.

NOTE 3. EXTRAORDINARY CHARGE AND OTHER ACCOUNTING IMPACTS OF DEREGULATION

      In accordance with EITF 97-4, PSE&G determined that SFAS 71 was no longer applicable to the electric generation portion of its business as of April 1999. Therefore, PSE&G recorded an extraordinary charge to earnings of $804 million (net of tax). PSE&G accounted for this charge consistent with the requirements of SFAS 101.

      The extraordinary charge recorded in 1999 consisted primarily of the write-down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121. PSE&G performed a discounted cash flow analysis on a unit-by-unit basis to determine the amount of the impairment. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pre-tax) or approximately $3.1 billion (net of tax). This amount was offset by the creation of a $4.057 billion (pre-tax), or $2.4 billion (net of tax)

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

regulatory asset related to the future receipt of securitization proceeds, as provided for in the Summary Order and affirmed in the Final Order.

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

      In its Final Order, the BPU directed PSE&G to seek a private letter ruling from the Internal Revenue Service (IRS) to determine if the $235 million of investment tax credits (ITC), which were used to offset the extraordinary charge, can be credited to customers without violating the tax normalization rules of the Internal Revenue Code. An adverse resolution to this matter would result in an additional extraordinary charge to income up to the amount of the ITC, which would have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and cash flows, however, based on PSE&G's analysis, an adverse outcome does not appear to be likely.

      Other accounting impacts of the discontinuation of SFAS 71 included reclassifying the Accrued Nuclear Decommissioning Reserve and the Accrued Cost of Removal for generation-related assets from Accumulated Depreciation to Long-Term Liabilities. In accordance with the Final Order, PSE&G also reclassified a $569 million excess depreciation reserve related to PSE&G's electric distribution assets from Accumulated Depreciation to a Regulatory Liability. Such amount will be amortized in accordance with the terms of the Final Order over the period from January 1, 2000 to July 31, 2003.

NOTE 4. REGULATORY ASSETS AND LIABILITIES

      At December 31, 1999 and December 31, 1998, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                            DECEMBER 31,    DECEMBER 31,
                                                            ------------    ------------
                                                               1999            1998
                                                            ------------    ------------
                                                               (MILLIONS OF DOLLARS)
REGULATORY ASSETS
Regulatory Asset--Stranded Costs .......................      $4,057          $   --
SFAS 109 Income Taxes ..................................         286             704
OPEB Costs .............................................         237             270
Regulatory Asset--Societal Benefits Charges (SBC) ......         130              --
Demand Side Management Costs ...........................           7             150
Environmental Costs ....................................          94             139
Unamortized Loss on Reacquired Debt and Debt Expense ...         117             135
Underrecovered Gas Costs ...............................          --              35
Other ..................................................         113             146
                                                              ------          ------
     Total Regulatory Assets ...........................      $5,041          $1,579
                                                              ======          ======
REGULATORY LIABILITIES
Regulatory Liability--Excess Depreciation Reserve ......      $  569          $   --
Regulatory Liability--NTC ..............................          20              --
Overrecovered Gas Costs ................................          15              --
Overrecovered Electric Energy Costs ....................          --              39
Other Stranded Cost Recovery Offsets ...................          --               4
                                                              ------          ------
     Total Regulatory Liabilities ......................      $  604          $   43
                                                              ======          ======

      REGULATORY ASSET -- STRANDED COSTS: PSE&G has recorded this regulatory asset to reflect the future revenues which will be collected via the securitization transition charge which was authorized by the Final Order.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

      OPEB COSTS: Includes costs associated with adoption of SFAS 106 which were deferred in accordance with EITF Issue 92-12. Beginning January 1, 1998, PSE&G commenced the amortization of the regulatory asset over 15 years. See Note 14. Pension, Other Postretirement Benefit and Savings Plans for additional information.

      REGULATORY ASSET -- SBC: The SBC includes costs related to: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs 4) manufactured gas plant remediation; and 5) consumer education. Before creation of the SBC, the electric DSM and manufactured gas plant remediation costs were included in DSM and Environmental Costs, respectively, as listed above.

      DEMAND SIDE MANAGEMENT COSTS: Recoveries of DSM/conservation costs (related to BPU-approved programs) are determined by the BPU. Electric DSM costs are included in the SBC balance at December 31, 1999.

      ENVIRONMENTAL COSTS: Represents environmental investigation and remediation costs which are probable of recovery in future rates.

      UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE: Represents bond issuance costs, premiums, discounts and losses on reacquired long-term debt.

      OTHER: Includes Decontamination and Decommissioning Costs, Plant and Regulatory Study Costs, Repair Allowance Tax Deficiencies and Interest, Property Abandonments and Oil and Gas Property Write-Down.

      REGULATORY LIABILITY -- EXCESS DEPRECIATION RESERVE: As required by the BPU, PSE&G reduced its depreciation reserve for its electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. In 2000 and 2001, $125 million will be amortized each year. In 2002 and 2003, $135 million and $184 million will be amortized, respectively.

      REGULATORY LIABILITY -- NON-UTILITY GENERATION MARKET TRANSITION CHARGE
(NTC): Clause established to account for above market costs related to non-utility generation contracts. The charge for the stranded NTC recovery will be initially set at the 1999 level of $183 million annually. Any Non-utility Generator (NUG) contract costs and/or buyouts will also be charged to the NTC and will be subject to deferral accounting. Proceeds from the sale of the energy and capacity purchased under these NUG contracts will also be credited to this account.

      REGULATORY LIABILITY -- OVERRECOVERED ELECTRIC ENERGY COSTS: As provided by the BPU in the Final Order, PSE&G continued to follow deferral accounting treatment for the LEAC through July 31, 1999. At July 31, 1999, Overrecovered Electric Energy Costs were $59 million. Pursuant to the Final Order, the overrecovered balance as of July 31, 1999 was applied as a credit to the starting deferred balance of the NTC.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5. LONG-TERM INVESTMENTS

      Long-Term Investments are primarily those of Energy Holdings.

                                                           DECEMBER 31,
                                                        ------------------
                                                         1999        1998
                                                        ------      ------
                                                       (MILLIONS OF DOLLARS)
      Leveraged Leases ...........................      $1,765      $1,396
      Partnerships:
             General Partnerships ................          60          77
             Limited Partnerships ................         437         526
                                                        ------      ------
                   Total .........................         497         603
                                                        ------      ------

      Corporate Joint Ventures ...................       1,427         874
      Securities .................................          14          25
      Other Investments ..........................         145         131
                                                        ------      ------
                   Total Long-Term Investments ...      $3,848      $3,029
                                                        ======      ======

      Resources' leveraged leases are reported net of principal and interest on non-recourse loans, unearned income and deferred tax credits. Income and deferred tax credits are recognized at a level rate of return from each lease during the periods in which the net investment is positive.

      Partnership investments and corporate joint ventures are those of Resources, Global and EGDC.

      Other Investments relate primarily to Energy Technologies' investment in DSM projects and had balances of approximately $60 million and $73 million at December 31, 1999 and 1998, respectively.

NOTE 6. LEASING ACTIVITIES

AS LESSOR

      Resources' net investments in leveraged leases are composed of the following elements:

                                    DECEMBER 31, 1999       DECEMBER 31, 1998
                                  ---------------------    ---------------------
                                  (MILLIONS OF DOLLARS)    (MILLIONS OF DOLLARS)

                                       LEVERAGED                 LEVERAGED
                                         LEASES                   LEASES
                                       ----------               ----------
Lease rents receivable ............     $ 2,643                  $ 1,924
Estimated residual value ..........         660                      665
                                        -------                  -------
                                          3,303                    2,589
Unearned and deferred income ......      (1,538)                  (1,193)
                                        -------                  -------
       Total investments ..........       1,765                    1,396
Valuation Allowances ..............          (6)                      (7)
Deferred taxes ....................        (844)                    (731)
                                        -------                  -------
       Net investments ............     $   915                  $   658
                                        =======                  =======

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 7. SCHEDULE OF CONSOLIDATED CAPITAL STOCK AND OTHER SECURITIES

                                                                                           CURRENT
                                                                                          REDEMPTION
                                                                          OUTSTANDING        PRICE     DECEMBER 31,    DECEMBER 31,
                                                                            SHARES         PER SHARE      1999             1998
                                                                          -----------     ----------   ------------    ------------
                                                                                                          (MILLIONS OF DOLLARS)
  PSEG Common Stock (no par) (A)
  Authorized 500,000,000 shares; issued and outstanding at
  December 31, 1999, 216,417,218 shares and at December 31, 1998,
  226,643,508 shares                                                                                      $3,007          $3,396

  PSEG Preferred Securities (B)
     PSEG Quarterly Guaranteed Preferred Beneficial Interest in
     PSEG's Subordinated Debentures (D) (E) (G)
        7.44%............................................................   9,000,000           --          $225            $225
        Floating Rate....................................................     150,000           --           150             150
        7 1/4%...........................................................   6,000,000           --           150             150
                                                                                                        --------        --------
        Total Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures...................................                                   $525            $525
                                                                                                        ========        ========
  PSE&G Preferred Securities
  PSE&G Cumulative Preferred Stock (C) without Mandatory
  Redemption (D) (E) $100 par value series
        4.08%............................................................     146,221         103.00         $15             $15
        4.18%............................................................     116,958         103.00          12              12
        4.30%............................................................     149,478         102.75          15              15
        5.05%............................................................     104,002         103.00          10              10
        5.28%............................................................     117,864         103.00          12              12
        6.92%............................................................     160,711           --            16              16
     $25 par value series
        6.75%............................................................     600,000           --            15              15
                                                                                                        --------        --------
     Total Preferred Stock without Mandatory Redemption..................                                    $95             $95
                                                                                                        ========        ========
        With Mandatory Redemption (D) (E) $100
        par value series
        5.97%............................................................     750,000         102.99         $75             $75
                                                                                                        --------        --------
     Total Preferred Stock with Mandatory Redemption.....................                                    $75             $75
                                                                                                        ========        ========
     PSE&G Monthly Guaranteed Preferred Beneficial Interest in
     PSE&G's Subordinated Debentures (D) (E) (F)
        9.375%...........................................................   6,000,000           --          $150            $150
        8.00%............................................................   2,400,000           --            60              60
                                                                                                        --------        --------
        Total Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures..................................                                   $210            $210
                                                                                                        ========        ========
     PSE&G Quarterly Guaranteed Preferred Beneficial Interest in
     PSE&G's Subordinated Debentures (D) (E) (F)
        8.625%...........................................................   8,320,000           --          $208            $208
        8.125%...........................................................   3,800,000           --            95              95
                                                                                                        --------        --------
        Total Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures..................................                                   $303            $303
                                                                                                        ========        ========

(A) In anticipation of securitization of PSE&G's stranded costs afforded by the Energy Competition Act, the Board of Directors of PSEG authorized the repurchase of up to 30 million shares of its common stock (Common Stock). Under the authorization, repurchases were made in the open market at the discretion of PSEG. At December 31, 1999, PSEG had repurchased approximately 15.8 million shares of Common Stock at a cost of approximately $607 million, under this authorization. The repurchased shares have been held as treasury stock or used for other corporate purposes.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      Total authorized and unissued shares include 7,302,488 shares of Common Stock reserved for issuance through PSEG's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 1999 and 1998, no shares of Common Stock were issued or sold through these plans.

(B) PSEG has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) At December 31, 1999, there were aggregates of 5,954,766 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued, and which upon issuance may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being revived from time to time.

(D) At December 31, 1999 and 1998, the annual dividend requirement of PSEG's Trust Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures) and their embedded costs were $38,433,000 and 4.91%, respectively.

      At December 31, 1999 and 1998, the annual dividend requirement and embedded dividend rate for PSE&G's Preferred Stock without mandatory redemption was $10,886,758 and 5.18%, respectively, and for PSE&G's Preferred Stock with mandatory redemption was $4,477,500 and 6.02%, respectively.

      At December 31, 1999 and 1998, the annual dividend requirement and embedded cost of the Monthly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) was $18,862,500 and 5.50%, respectively.

      At December 31, 1999 and 1998, the annual dividend requirement of the Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) and their embedded costs were $25,658,750 and 5.18%, respectively.

(E)   For information concerning fair value of financial instruments, see Note
      9. Financial Instruments and Risk Management.

(F) PSE&G Capital L.P., PSE&G Capital Trust I and PSE&G Capital Trust II were formed and are controlled by PSE&G for the purpose of issuing Monthly and Quarterly Income Preferred Securities (Monthly and Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures). The proceeds were loaned to PSE&G and are evidenced by PSE&G's Deferrable Interest Subordinated Debentures. If and for as long as payments on PSE&G's Deferrable Interest Subordinated Debentures have been deferred, or PSE&G has defaulted on the indentures related thereto or its guarantees thereof, PSE&G may not pay any dividends on its common and preferred stock. The Subordinated Debentures and the indentures constitute a full and unconditional guarantee by PSE&G of the Preferred Securities issued by the partnership and the trusts.

(G) Enterprise Capital Trust I, Enterprise Capital Trust II and Enterprise Capital Trust III were formed and are controlled by PSEG for the purpose of issuing Quarterly Trust Preferred Securities (Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures). The proceeds were loaned to PSEG and are evidenced by PSEG's Deferrable Interest Subordinated Debentures. If and for as long as payments on PSEG's Deferrable Interest Subordinated Debentures have been deferred, or PSEG has defaulted on the indentures related thereto or its guarantees thereof, PSEG may not pay any dividends on its common and preferred stock. The Subordinated Debentures and the indentures constitute a full and unconditional guarantee by PSEG of the Preferred Securities issued by the trusts.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 8. SCHEDULE OF CONSOLIDATED DEBT

                                                                                                   DECEMBER 31,
LONG-TERM                                                                             ----------------------------------------
INTEREST RATES                                                   MATURITY                  1999                    1998
                                                                 -----------------    ----------------        ----------------
                                                                                               (MILLIONS OF DOLLARS)
PSEG
Extendible Notes (A)
LIBOR plus 0.22% - 0.60%                                         2000............             $275                      $275
LIBOR plus 0.40%                                                 2001............              300                        --
                                                                                      ----------------        ----------------
     Principal Amount Outstanding (C)............................................              575                        --
Amounts Due Within One Year (D)..................................................             (275)                       --
                                                                                      ----------------        ----------------
     Total Long-Term Debt of PSEG (H)............................................             $300                      $275
                                                                                      ================        ================
PSE&G
First and Refunding Mortgage Bonds (B)
8.75%                                                            1999............             $ --                      $100
6.00%-7.625%                                                     2000............              623                       635
7.875%                                                           2001............              100                       100
6.125%                                                           2002............              257                       300
6.875%-8.875%                                                    2003............              300                       300
6.50%                                                            2004............              286                        --
6.25%-9.125%                                                     2005-2007.......              385                       750
6.80%-6.90%                                                      2008-2012.......               --                         3
Variable                                                         2008-2012.......               66                        66
6.75%-7.375%                                                     2013-2017.......              330                       375
6.45%-9.25%                                                      2018-2022.......              139                       139
Variable                                                         2018-2022.......               14                        14
5.20%-7.50%                                                      2023-2027.......              434                       573
5.45%-6.55%                                                      2028-2032.......              499                       499
Variable                                                         2028-2032.......               25                        25
5.00%-8.00%                                                      2033-2037.......              160                       160
Medium-Term Notes
8.10%-8.16%                                                      2008-2012.......               60                        60
7.04%                                                            2018-2022.......                9                         9
7.15%-7.18%                                                      2023-2027.......               39                        41
                                                                                      ----------------        ----------------
    Total First and Refunding Mortgage Bonds.....................................            3,726                     4,149
                                                                                      ----------------        ----------------
Unsecured Bonds
Variable                                                         2027............               19                        19
                                                                                      ----------------        ----------------
    Total Unsecured Bonds........................................................               19                        19
                                                                                      ----------------        ----------------
Principal Amount Outstanding (C).................................................            3,745                     4,168
Amounts Due Within One Year (D)..................................................             (623)                     (100)
Net Unamortized Discount.........................................................              (23)                      (23)
                                                                                      ----------------        ----------------
    Total Long-Term Debt of PSE&G (E)............................................           $3,099                    $4,045
                                                                                      ================        ================

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                                                                   DECEMBER 31,
                                                                                       ------------------------------------------
                                                                      MATURITY               1999                     1998
                                                                  ----------------     -----------------       ------------------
ENERGY HOLDINGS
Senior Notes
10%                                                               2009............              $400                        $--
Net Unamortized Discount..........................................................                (4)                        --
                                                                                       -----------------       ------------------
                                                                                                 396                         --
                                                                                       -----------------       ------------------
PSEG CAPITAL (F)
Medium-Term Notes
8.95%-9.93%                                                       1999............                --                        155
6.54%                                                             2000............                78                         78
6.74%                                                             2001............               135                        135
6.73%                                                             2001............                35                         --
6.80%-7.00%                                                       2002............               130                        130
6.25%                                                             2003............               252                         --
                                                                                       -----------------       ------------------
Principal Amount Outstanding (C)..................................................               630                        498
Amounts Due Within One Year (D)...................................................               (78)                      (155)
Net Unamortized Discount..........................................................                (2)                        (2)
                                                                                       -----------------       ------------------
    Total Long-Term Debt of PSEG Capital..........................................               550                        341
                                                                                       -----------------       ------------------
ENTERPRISE CAPITAL FUNDING CORPORATION
7.58%                                                             1999............                --                         45
                                                                                       -----------------       ------------------
Principal Amount Outstanding (C)..................................................                --                         45
Amounts Due Within One Year (D)...................................................                --                        (45)
                                                                                       -----------------       ------------------
    Total Long-Term Debt of Funding...............................................                --                         --
                                                                                       -----------------       ------------------
GLOBAL (G)
Non-recourse Debt
7.721% - Bank Loan                                               1999.............                --                         87
11.08%-Bank Loan                                                 2000.............                67                         --
13.73%  and 13.23%, respectively- Bank Loan                      2000-2002........                90                        123
9.04% - Bank Loan                                                2001.............                85                         --
9.42% - Bank Loan                                                2001-2003........                28                         --
9.42% - Bank Loan                                                2001-2004........                47                         --
14.00% - Minority Interest Loan                                  2027.............                10                         10
                                                                                       -----------------       ------------------
Principal Amount Outstanding (C)..................................................               327                        220
Amounts Due Within One Year (D)...................................................               (97)                      (118)
                                                                                       -----------------       ------------------
       Total Long-Term Debt of Global.............................................               230                        102
                                                                                       -----------------       ------------------
       Total Long-Term Debt of Energy Holdings....................................            $1,176                       $443
                                                                                       =================       ==================
          Consolidated Long-Term Debt.............................................            $4,575                     $4,763
                                                                                       =================       ==================

(A) In June 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001 with interest at LIBOR plus 0.40%, reset quarterly, which will be automatically tendered to the remarketing agent for remarketing on March 15, 2000. At December 31, 1999, the interest rates on Series A, B and C were 6.00%, 6.03% and 5.65%, respectively.

(B) PSE&G's First and Refunding Mortgage (Mortgage), securing the Bonds, constitutes a direct first mortgage lien on substantially all of PSE&G's property and franchises.

      During 1999, PSE&G purchased on the open market $319 million of its Mortgage Bonds. In July 1999, $100 million of PSE&G's 8.34% Bonds, Series Z, matured.

(C)   For information concerning fair value of financial instruments, see Note
      9. Financial Instruments and Risk Management.

(D) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 1999 are as follows:

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                              SINKING
                               FUNDS                               MATURITIES
                              ---------   ---------------------------------------------------------------
                                                                       PSEG
                YEAR            GLOBAL        PSEG         PSE&G      CAPITAL    GLOBAL         TOTAL
          ---------------    ----------   ----------  -------------  --------   ---------    ------------
           2000.........            $30        $275         $623        $78           $67          $1,073
           2001.........             41         300          100        170            85             696
           2002.........             45          --          257        130            --             432
           2003.........             29          --          300        252            --             581
           2004.........             20          --          286         --            --             306
                             ----------   ---------   -------------  --------   -----------  -------------
                                   $165        $575       $1,566       $630          $152          $3,088
                             ==========   =========   =============  ========   ===========  =============

(A) At December 31, 1999 and 1998, PSE&G's annual interest requirement on long-term debt was $254 million and $282 million, of which $246 million and $274 million, respectively, was the requirement for Mortgage Bonds. The embedded interest cost on long-term debt on such dates was 7.34% and 7.35%, respectively. The embedded interest cost on long-term debt due within one year at December 31, 1999 was 7.78%.

(B) PSEG Capital has provided up to $750 million debt financing for Energy Holdings' businesses, except Energy Technologies, on the basis of a net worth maintenance agreement with PSEG. Effective January 31, 1995, PSEG Capital has limited its borrowings to no more than $650 million.

(C) Global's projects are generally financed with non-recourse debt at the project level, with the balance in the form of equity investments by the partners in the project. The non-recourse debt shown in the above table is that of three consolidated subsidiaries which have equity investments in distribution facilities in Argentina, Brazil, Chile and Peru. Global's capital at risk on the projects is limited to its original equity investment. The non-recourse debt appears as long-term debt and long-term investments in PSEG's consolidated balance sheets.

(D) At December 31, 1999 and 1998, PSEG's annual interest requirement on long-term debt was $409 million and $365 million, of which $246 million and $274 million, respectively, was the requirement for Extendible Notes. The embedded interest cost on long-term debt on such dates was 7.59% and 7.32%, respectively.

SHORT-TERM (COMMERCIAL PAPER AND BANK LOANS)

PSEG

      At December 31, 1999, PSEG had a committed $150 million revolving credit facility which expires in December 2002. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank for an unlimited amount. At December 31, 1999, PSEG had $145 million outstanding under these facilities. The weighted-average, short-term debt rate of PSEG was 6.7%, 5.6% and 6.2% for the years ended December 31, 1999, 1998 and 1997, respectively.

PSE&G

                                                                               1999            1998           1997
                                                                               ----            ----           ----
                                                                                     (MILLIONS OF DOLLARS)
Principal amount outstanding at year end, primarily commercial paper.......   $1,475           $850         $1,106
Weighted average interest rate for short-term debt at year end.............     6.56%          5.91%          6.07%

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      PSE&G has authorization from the BPU to issue and have outstanding not more than $2.0 billion of its short-term obligations at any one time, consisting of commercial paper and other unsecured borrowings from banks and other lenders. This authorization expires January 2, 2001.

      PSE&G has a $1.5 billion commercial paper program (Program) supported by an $850 million revolving credit agreement expiring in June 2000 and a $650 million revolving credit agreement expiring in June 2002 with a group of commercial banks. As of December 31, 1999 and 1998, PSE&G had $1.407 billion and $655 million, respectively, outstanding under the Program, which amounts are included in the table above. As of December 31, 1999, there was no debt outstanding under the revolving credit agreements.

      On September 9, 1999, PSE&G entered into an uncommitted line of credit with a bank for an unlimited amount. PSE&G also had additional uncommitted lines of credit totaling $70 million provided to primarily support short-term borrowings. As of December 31, 1999, PSE&G had $90 million outstanding under these lines of credit which is included in the table above.

      PSE&G had various lines of credit facilities extended by banks to primarily support the issuance of letters of credit. As of December 31, 1999, letters of credit were issued in the amount of $21 million.

      PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations. As of December 31, 1999, Fuelco had commercial paper of $73 million outstanding under the commercial paper program, which amounts are included in the table above. As of December 31, 1999, there was no debt outstanding under the revolving credit facility.

      Pursuant to the BPU's authorization of long-term debt, PSE&G has entered into standby financing arrangements with banks totaling $124 million. These facilities support long-term tax-exempt multi-mode mortgage bond financings done through the New Jersey Economic Development Authority, The Pollution Control Financing Authority of Salem County (New Jersey), the York County (Pennsylvania) Industrial Development Authority and the Indiana County (Pennsylvania) Industrial Development Authority. As of December 31, 1999, no amounts were outstanding under such arrangements.

ENERGY HOLDINGS

                                                                           1999           1998           1997
                                                                           ----           ----           ----
                                                                                 (MILLIONS OF DOLLARS)
Principal amount outstanding at year end..............................     $351           $206           $306
Weighted average interest rate for short-term debt at year end........     7.60%          6.46%          6.92%

      In 1999, Energy Holdings closed on two separate senior revolving credit facilities. These facilities, a $495 million, five year revolving credit and letter of credit facility and a $165 million, 364 day revolving credit facility, replaced credit facilities at Funding totaling $450 million which expired in 1999. As of December 31, 1999, there was $351 million outstanding under these facilities, which is included in the table above.

NOTE 9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value was determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at December 31, 1999 and December 31, 1998, respectively. Note that certain future events in connection with securitization and the anticipated sale by PSE&G of generation-related assets to Power will trigger certain redemption features of certain PSE&G mortgage bonds.

                                                                DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                ------------------    -------------------
                                                                CARRYING    FAIR      CARRYING     FAIR
                                                                 AMOUNT     VALUE      AMOUNT      VALUE
                                                                --------   -------    --------    -------
                                                                         (MILLIONS OF DOLLARS)
Long-Term Debt (A):
       PSEG ................................................       $575       $574       $275       $275
       Energy Holdings .....................................      1,351      1,346        761        769
       PSE&G ...............................................      3,722      3,658      4,145      4,389
Preferred Securities Subject to Mandatory Redemption:
       PSE&G Cumulative Preferred Securities ...............         75         67         75         77
       Monthly Guaranteed Preferred Beneficial Interest in
          PSE&G's Subordinated Debentures ..................        210        200        210        213
       Quarterly Guaranteed Preferred Beneficial Interest in
          PSE&G's Subordinated Debentures ..................        303        277        303        315
       Quarterly Guaranteed Preferred Beneficial Interest in
          PSEG's Subordinated Debentures ...................        525        420        525        518

(A) Includes current maturities. Includes interest rate swaps with notional amounts of of $34 million and $150 million for Energy Holdings and PSEG, respectively, for the year ended December 31, 1999 and interest rate swaps with notional amounts of $44 million and $150 million for Energy Holdings and PSEG, respectively, for the period ended December 31, 1998.

      Global has $67 million of project debt that is non-recourse to PSEG, Global and Energy Holdings associated with investments in Argentina that were refinanced in June 1999 for a term of one year. An interest rate swap was entered into which effectively converts 50% of the floating rate obligation into a fixed rate obligation. The interest rate differential to be received or paid under the agreement is recorded over the life of the agreement as an adjustment to interest expense. The pricing on the loan is indexed to the London Interbank Offered Rate (LIBOR).

COMMODITY-RELATED INSTRUMENTS -- PSE&G (INCLUDING POWER)

      At December 31, 1999 and December 31, 1998, PSE&G held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

      At December 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 36.1 million megawatt-hours
(mWh) of electricity and 25.5 million MMBTU (million British thermal units) of natural gas. At December 31, 1998, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 1.6 million mWh of electricity and 65.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      As discussed in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, PSE&G implemented EITF 98-10 effective January 1, 1999. As a result, PSE&G's energy trading contracts have been marked to market and gains and losses from such contracts were included in earnings. PSE&G recorded $42 million and $23 million of gains in the years ended December 31, 1999 and 1998, respectively.

COMMODITY-RELATED INSTRUMENTS -- ENERGY HOLDINGS

      Energy Technologies' policy is to enter into natural gas and electricity futures contracts and forward purchases to lock in prices related to future fixed sales commitments. Whenever possible, Energy Technologies attempts to be 100% hedged on its electric and gas sales positions. During the years ended December 31, 1999 and 1998, Energy Technologies entered into futures contracts to buy natural gas and electricity related to fixed-price sales commitments. Energy Technologies had 64% and 90% of its fixed price natural gas sales commitments hedged and 85% and 63% of its fixed price electric commodity sales commitments hedged at December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, Energy Technologies had net unrealized losses of approximately $0.1 million and $5.0 million, respectively, related to its electric and gas hedges.

CREDIT RISK

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

EQUITY SECURITIES -- ENERGY HOLDINGS

      Resources directly and indirectly has investments in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at December 31, 1999 and 1998 were $131 million and $204 million, respectively. The decrease in fair value was primarily due to the sale of certain investments during 1999. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $11 million at December 31, 1999 and $17 million at December 31, 1998.

FOREIGN CURRENCIES -- ENERGY HOLDINGS

      In accordance with their growth strategies, Global and Resources have made international investments of approximately $1.4 billion and $1.0 billion, respectively.

      Resources' international investments are primarily leveraged leases of assets located in Australia, the Netherlands and the United Kingdom with associated revenues denominated in U.S. dollars and, therefore, not subject to foreign currency risk.

      Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Peru and Venezuela. Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in other comprehensive income, a separate component of stockholders' equity. Cumulatively, net foreign currency

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

devaluations have reduced the reported amount of PSEG's total stockholders' equity by $200 million, $170 million of which was caused by the devaluation of the Brazilian Real, for the year ended December 31, 1999.

      In January 1999, Brazil abandoned its managed devaluation strategy and allowed its currency, the Real, to float against other currencies. As of December 31, 1999, the Real had devalued approximately 33% against the U.S. dollar since December 31, 1998, affecting the carrying value of Global's investment in a Brazilian distribution company. For additional information, see
Note 16. Financial Information by Business Segments.

      Higher comparative rates of inflation in foreign economies also means that borrowing costs in local currency will be higher than in the United States. When warranted, Global has financed certain foreign investments with U.S. dollar denominated debt. While less costly to service in terms of U.S. dollars, such debt is exposed to currency risk because a devaluation would cause repayment to be more expensive in local currency terms since more units of local currency would be required to repay the debt. Dollar denominated debt was incurred by Global in Argentina, Chile and Peru to finance the acquisition of interests in rate regulated distribution entities. These entities may be able to recover higher costs incurred as a result of a devaluation specifically through the terms of the concession agreement or as a pass through of higher inflation costs in rates over time, although no assurances can be given that this will occur. In evaluating its investment decisions, Global considers the social, economic, political and currency risks associated with each potential project; and, if warranted, assumes a certain level of currency devaluation when making its investment decisions. In Argentina, the currency is pegged 1:1 with the U.S. dollar and a legislative act is required to de-couple the currency from the dollar.

      Global had consolidated project debt totaling $90 million as of December 31, 1999 associated with Global's investment in a Brazilian distribution company that is non-recourse to Global, Energy Holdings and PSEG. The debt is denominated in the Brazilian Real and is indexed to a basket of currencies, approximately 50% of which is the U.S. dollar. Global is subject to foreign currency exchange rate risk as a result of exchange rate movements between the indexed foreign currencies and Real and between the Real and the U.S. dollar. Exchange rate changes ultimately impact the debt level outstanding in the reporting currency and result in foreign currency gains or losses. Gains or losses resulting from such exchange rate movements are included in other income for the period and amounted to gains of $2 million and a loss of $3 million for the years ended December 31, 1999 and 1998, respectively.

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

INTEREST RATES

      PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of December 31, 1999, a hypothetical 10% change in market interest rates would result in a $5 million, $14 million and $3 million change in annual interest costs related to short-term and floating rate debt at PSEG, PSE&G and Energy Holdings, respectively.

      PSEG entered into an interest rate swap on June 26, 1998 to hedge Enterprise Capital Trust II's $150 million of Floating Rate Capital Securities, Series B, due 2028, which were issued in June 1998. The Floating Rate Capital Securities were issued at an annual rate equal to three-month LIBOR plus 1.22%, reset quarterly. Enterprise Capital Trust II is a special purpose statutory business trust controlled by PSEG. The basis for both the interest rate swap and the Floating Rate Capital Securities is the quarterly LIBOR. This interest rate swap hedges the underlying debt for 10 years at an effective rate of 7.2%.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NUCLEAR DECOMMISSIONING TRUST FUNDS

      Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. These marketable debt and equity securities are recorded at $631 million which approximates their fair market value. Those securities have exposure to market price risk. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these securities amounts to $63 million. PSE&G anticipates transferring the ownership of the Nuclear Decommissioning Trust Funds to Power with the transfer of the generation-related assets to Power.

NOTE 10. CASH AND CASH EQUIVALENTS

      The December 31, 1999 and 1998 balances consist primarily of working funds and highly liquid marketable securities (commercial paper and money market funds) with a maturity of three months or less.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

      PSE&G's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

                                                                                          PSE&G MAXIMUM
TYPE AND SOURCE OF COVERAGES                                   TOTAL SITE COVERAGES        ASSESSMENTS
----------------------------                                   --------------------        -----------
                                                                            (MILLIONS OF DOLLARS)
Public and Nuclear Worker Liability (Primary Layer):
      American Nuclear Insurers...........................         $  200.0  (A)                $9.1
Nuclear Liability (Excess Layer):
      Price-Anderson Act..................................          9,338.1  (B)               233.6
                                                                   --------                   ------
            Nuclear Liability Total.......................         $9,538.1  (C)              $242.7
                                                                   ========                   ======

Property Damage (Primary Layer):
      Nuclear Electric Insurance Limited (NEIL) Primary
            (Salem/Hope Creek/Peach Bottom)...............           $500.0                    $10.3
Property Damage (Excess Layer):
      NEIL II (Salem/Hope Creek/Peach Bottom).............          2,250.0                     10.7
                                                                   --------                    -----
      Property Damage Total (Per Site)....................         $2,750.0                    $21.0
                                                                   ========                    =====

Replacement Power:
      NEIL I (Salem and Peach Bottom).....................         $  202.8  (D)               $5.8
      NEIL I (Hope Creek).................................            449.5                     3.1
                                                                   --------                    ----
            Replacement Power Total ......................         $  652.3                    $8.9
                                                                   ========                    ====

(A) The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit, includes annual automatic reinstatement if the Industry Credit Rating Plan (ICRP) Reserve Fund exceeds $400 million, and has an assessment potential under former canceled policies.

(B) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. PSE&G is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. This retrospective assessment can be adjusted for inflation every

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      five years. The last adjustment was effective as of August 20, 1998. This retrospective program is in excess over the Public and Nuclear Worker Liability primary layers.

(C)   Limit of liability under the Price-Anderson Act for each nuclear incident.

(D) Salem and Peach Bottom have an aggregate indemnity limit based on a weekly indemnity of $1.5 million for 52 weeks followed by 80% of the weekly indemnity for 104 weeks. Hope Creek has an aggregate indemnity limit based on a weekly indemnity of $3.3 million for 52 weeks followed by 80% of the weekly indemnity for 104 weeks.

      The Price-Anderson Act sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.5 billion. All utilities owning a nuclear reactor, including PSE&G, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by the Price-Anderson Act. Under the Price-Anderson Act, each party with an ownership interest in a nuclear reactor can be assessed its share of $88.1 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability," the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. PSE&G's maximum aggregate assessment per incident is $233.6 million (based on PSE&G's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $26.5 million. This does not include the $9.1 million that could be assessed under the nuclear worker policies.

      Further, a decision by the U.S. Supreme Court, not involving PSE&G, has held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.

      PSE&G is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL). NEIL provides the primary property and decontamination liability insurance at Salem/Hope Creek and Peach Bottom. NEIL also provides excess property insurance through its decontamination liability, decommissioning liability, and excess property policy and replacement power coverage through its business interruption and/or extra expense policy. NEIL policies may make retrospective premium assessments in case of adverse loss experience. PSE&G's maximum potential liabilities under these assessments are included in the table and notes above. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

PENDING ASSET PURCHASES

      PSEG has entered into contracts to purchase combustion turbines to expand capacity at certain generating sites. PSEG's commitment under these contracts is approximately $392 million to be expended through December 2001. Through December 31, 1999, payments of approximately $91 million were made under these contracts.

      On October 6, 1999, Power announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk) to purchase its 400 MW oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Niagara Mohawk could also receive up to an additional $11.5 million if Power chooses to pursue redevelopment of the Albany Steam Station. Under a transition power supply contract in place through September 2003, Niagara Mohawk will purchase electricity from Power at prices consistent with those established in Niagara Mohawk's regulatory agreement with the New York Public Service Commission (NYPSC). The purchase is subject to approval by the NYPSC and Federal agencies including FERC. Power expects to complete the transaction in 2000.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      On September 30, 1999, Power announced that it has signed an agreement to acquire all of Conectiv's interests in Salem and Hope Creek and half of Conectiv's interest in Peach Bottom for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Conectiv is the parent of Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DP&L). Power will purchase Conectiv's 14.82% interest (328 MW) in Salem, Conectiv's 5% interest (52 MW) in Hope Creek and half of Conectiv's 15.02% interest (164 MW) in Peach Bottom. Once completed, PSEG would own a 57.41% interest (1,270 MW) in Salem, a 100% interest (1,031 MW) in Hope Creek and a 50% interest (1,094 MW) in Peach Bottom. The purchases are subject to approval by the BPU, the Delaware Public Service Commission, the Maryland Public Service Commission, the Pennsylvania Public Utility Commission (PPUC) and Federal agencies including the NRC and FERC. Power expects to complete the purchases in 2000.

NUCLEAR OPERATING PERFORMANCE STANDARD (OPS)

     As part of the May 1997 settlement of litigation, PECO Energy, DP&L and PSE&G, three of the co-owners of Salem and Peach Bottom, agreed to an OPS through December 31, 2011 for Salem and through December 31, 2007 for Peach Bottom. Under the OPS, the station operator is required to make payments to the non-operating owners (excluding ACE) commencing in January 2001 if the three-year historical average net maximum dependable capacity factor for that station, calculated as of December 31 of each year commencing with December 31, 2000, falls below 40%. The average capacity factors for the 1998-1999 period were 75%, 81%, 87% and 89% for Salem 1, Salem 2, Peach Bottom 2 and Peach Bottom 3, respectively. Any such payment is limited to a maximum of $25 million per year. The parties have further agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     As noted above, Power has announced that it has signed an agreement to acquire all of Conectiv's interests in Salem and Hope Creek and half of Conectiv's interest in Peach Bottom. Once the purchases are completed, DP&L will no longer have an interest in the OPS agreement.

HAZARDOUS WASTE

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

      Since 1988, NJDEP and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental conditions at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The Energy Competition Act provides for the continuation of RAC programs. The Final Order provides for the recovery of costs for this remediation effort through the SBC.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      Net of recoveries, costs incurred through December 31, 1999 for the Remediation Program amounted to $94 million. In addition, at December 31, 1999, PSE&G's estimated liability for remediation costs through 2002 aggregated $62 million. Expenditures beyond 2002 cannot be reasonably estimated.

PASSAIC RIVER SITE

      The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". In a separate matter, PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility", including the former Harrison Gas Plant and Essex Generating Station. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

NOTE 12. PSE&G NUCLEAR DECOMMISSIONING

      PSE&G has an ownership interest in five nuclear units. In accordance with rate orders received from the BPU, PSE&G has established an external master nuclear decommissioning trust for all its nuclear units. This trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a "qualified" fund. Contributions made into a qualified fund are tax deductible. PSE&G estimated the total cost of decommissioning its share of these five nuclear units at $986 million in year end 1995 dollars (the year that the most recent site specific estimates were prepared), excluding contingencies. On December 23, 1996, PSE&G filed its 1995 nuclear plant decommissioning cost update with the BPU. On December 17, 1997, the BPU accepted PSE&G's decommissioning cost updates and found that the current funding requirements as presented in PSE&G's 1996 Nuclear Decommissioning Trust Fund Report, dated May 15, 1997, appear adequate.

      The most recent base rate decision provided that $29.6 million of such costs are to be collected through PSE&G's base rates and the LEAC. Per the Final Order, such costs will now be collected through the SBC, since the LEAC was discontinued on July 31, 1999. As of December 31, 1999 and 1998, PSE&G had contributed $338 million and $303 million, respectively, into independent, external, qualified and non-qualified nuclear decommissioning trust funds. The fair market value of these funds as of December 31, 1999 and 1998 was $631 million and $542 million, respectively.

NOTE 13. INCOME TAXES

      The NJGRT was eliminated effective January 1, 1998 and replaced with a combination of the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment
(TEFA), with no material impact on the financial condition, results of operations and net cash flows of PSEG and PSE&G. The TEFA, which is collected from customers, will be phased-out over five years. The corresponding phase out and reduction in rates will cause no material impact on PSEG and PSE&G. While under NJGRT, PSE&G was subject to an effective state tax on unit sales equal to approximately 13% of receipts. As a result of such tax reform, after the phase out of the TEFA, the effective state tax rate applicable to PSE&G will have been substantially reduced, putting PSE&G on a more level playing field with competitors. Interim rates were implemented with regard to the new tax structure effective with service rendered on and after January 1, 1998. The BPU completed its administrative review of the filings of all New Jersey utilities and approved permanent rates for 1998 on July 13, 1998 in a final order. Effective January 1, 1999, revised rates became effective which reflect one

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

year's phase out of the TEFA. Effective January 1, 2000, revised rates became effective which reflect two year's phase out of the TEFA.

      On September 18, 1998 and October 15, 1998, PSE&G filed with the BPU additional information necessary to 1) reconcile its NJGRT collections to its liability through April 1998, 2) reflect the impact of cash working capital and net negative deferred State income taxes on a separate electric and gas basis and 3) provide actual and estimated tax collected and tax liability through December 31, 1998. On December 16, 1998, the BPU issued an "Order Implementing 1999 `TEFA' Reductions and Other Rate Adjustments." This order mandates PSE&G to recognize the cash working capital impact on a separate electric and gas basis and defer such impact as deferred balance sheet credits with interest. In accordance with the order, PSE&G deferred $1.3 million at December 31, 1999 and 1998. On December 23, 1999, the BPU issued an order implementing TEFA reductions and other rate adjustments. This order mandates PSE&G to implement a permanent base rate reduction of $1.3 million to reflect the gas cash working capital impact of energy tax reform act and a one time credit of $2.7 million in 2000 to reflect the gas cash working capital reduction defined in 1999 and 1998, with interest.

      A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                               1999       1998       1997
                                                             -------    -------    -------
                                                                 (MILLIONS OF DOLLARS)
Net Income (Loss) ........................................      $(81)      $644       $560
     Extraordinary Item (Net of Tax of $345) .............       804         --         --
                                                             -------    -------    -------
Net Income before Extraordinary Item .....................       723        644        560
Preferred securities (net) ...............................         9          9         15
                                                             -------    -------    -------
              Subtotal ...................................       732        653        575
                                                             -------    -------    -------
Income taxes:
    Operating income:
       Federal - Current .................................       398        336        160
                   Deferred (A) ..........................        63          4        139
                   ITC ...................................       (12)       (21)       (20)
                                                             -------    -------    -------
                        Total Federal ....................       449        319        279
                                                             -------    -------    -------
       State - Current ...................................       132        121          4
                Deferred (A) .............................       (13)        (9)         3
                                                             -------    -------    -------
                        Total State ......................       119        112          7
                                                             -------    -------    -------
       Foreign - Current .................................        --         --         --
                   Deferred (A) ..........................        (5)        (3)        (2)
                                                             -------    -------    -------
                        Total Foreign ....................        (5)        (3)        (2)
                                                             -------    -------    -------

                                                             -------    -------    -------
              Total included in operating income .........       563        428        284
                                                             -------    -------    -------
Pretax income ............................................    $1,295     $1,081       $859
                                                             =======    =======    =======

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                                                1999      1998      1997
                                                                               -----     -----     -----
                                                                                 (MILLIONS OF DOLLARS)
Tax computed at the statutory rate .........................................    $453      $378      $301
Increase (decrease) attributable to flow through of certain tax adjustments:
       Depreciation ........................................................      35        23        27
       Amortization of investment tax credits ..............................     (12)      (21)      (20)
       New Jersey Corporate Business Tax ...................................      84        63         2
       Other ...............................................................       3       (15)      (26)
                                                                               -----     -----     -----
              Subtotal .....................................................     110        50       (17)
                                                                               -----     -----     -----
              Total income tax provisions ..................................    $563      $428      $284
                                                                               =====     =====     =====
Effective income tax rate ..................................................    43.5%     39.6%     33.1%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                                                1999      1998      1997
                                                                               -----     -----     -----
                                                                                 (MILLIONS OF DOLLARS)
Deferred Credits:
       Additional tax depreciation and amortization ........................    $(17)     $(33)      $34
       Leasing Activities ..................................................      94        39       114
       Conservation Costs ..................................................      29        36        27
       Deferred Fuel Costs--net ............................................     (19)      (60)      (32)
       Pension Cost ........................................................     (34)       26         8
       New Jersey Corporate Business Tax ...................................     (13)       (5)       --
       Severance Pay .......................................................       8        --         3
       Other ...............................................................      (3)      (11)      (14)
                                                                               -----     -----     -----
              Total ........................................................     $45       $(8)     $140
                                                                               =====     =====     =====

      PSEG provides deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from utility customers in the future. Accordingly, an offsetting regulatory asset was established. As of December 31, 1999, PSE&G had a deferred tax liability and an offsetting regulatory asset of $286 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the enacted Federal income tax rate of 35% and State income tax rate of 9%. During 1999, PSE&G's accumulated deferred income tax liability was reduced, reflecting the impact of the impairment writedown of the book basis of PSE&G's generating facilities. This was offset by the establishment of a deferred tax liability representing the future taxes payable applicable to the recovery of the stranded costs.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      The following is an analysis of deferred income taxes:

                                                             DECEMBER 31,
                                                          -----------------
                                                           1999       1998
                                                          ------     ------
                                                         (MILLIONS OF DOLLARS)
DEFERRED INCOME TAXES
Assets:
    Current (net) ....................................       $33        $30
                                                          ------     ------
    Non-current:
       Unrecovered Investment Tax Credits ............        23        110
       Nuclear Decommissioning .......................        26         26
       Construction Period Interest and Taxes ........        13         13
       Deferred Electric Energy and Gas Costs ........        18         --
       New Jersey Corporate Business Tax .............       493         15
       Vacation Pay ..................................         6          6
       Development Fees ..............................        16         16
       Foreign Currency Translation ..................        22          5
       Other .........................................        14         30
                                                          ------     ------
              Total Non-current ......................       631        221
                                                          ------     ------
              Total Assets ...........................       664        251
                                                          ------     ------
Liabilities:
    Non-current:
       Plant Related Items ...........................       655      2,212
       Securitization-EMP ............................     1,657         --
       Leasing Activities ............................       797        702
       Partnership Activities ........................       118        154
       Conservation Costs ............................        95         75
       Hope Creek O&M Costs ..........................        --         19
       Unamortized Debt Expense ......................        39         45
       Taxes Recoverable Through Future Rates (net) ..        87        242
       Other .........................................        36        181
                                                          ------     ------
              Total Non-current ......................     3,484      3,630
                                                          ------     ------
              Total Liabilities ......................     3,484      3,630
                                                          ------     ------
Summary -- Accumulated Deferred Income Taxes
    Net Current Assets ...............................        33         30
    Net Non-current Liability ........................     2,853      3,409
                                                          ------     ------
          Total ......................................    $2,820     $3,379
                                                          ======     ======

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 14. PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

---------------------------------------------------------------------------------------------------------
                                                                                     OTHER POSTRETIREMENT
                                                                  PENSION BENEFITS        BENEFITS (A)
                                                                  ----------------   --------------------
(MILLIONS OF DOLLARS)                                              1999       1998       1999      1998
---------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
     Benefit Obligation at Beginning of Year                     $ 2,488    $ 2,123    $   782    $   724
     Service Cost                                                     68         60         13         15
     Interest Cost                                                   163        158         51         56
     Actuarial (Gain)/Loss                                          (195)       287       (120)        16
     Benefits Paid                                                  (140)      (140)       (35)       (29)
                                                                 -------    -------    -------    -------
     Benefit Obligation at End of Year                             2,384      2,488        691        782
                                                                 -------    -------    -------    -------

CHANGE IN PLAN ASSETS
     Fair Value of Assets at Beginning of Year                     2,223      1,959         13         --
     Actual Return on Plan Assets (Net of Expenses)                  368        249          4          1
     Employer Contributions                                           75        155         47         41
     Benefits Paid                                                  (140)      (140)       (35)       (29)
                                                                 -------    -------    -------    -------
     Fair Value of Assets at End of Year                           2,526      2,223         29         13
                                                                 -------    -------    -------    -------

RECONCILIATION OF FUNDED STATUS
     Funded Status                                                   142       (265)      (662)      (769)
     Unrecognized Net
          Transition Obligation                                       29         37        368        398
          Prior Service Cost                                         120        134         27         30
          (Gain)/Loss                                               (155)       212       (128)        (9)
                                                                 -------    -------    -------    -------
     Net Amount Recognized                                       $   136    $   118    $  (395)      (350)
                                                                 =======    =======    =======    =======

AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL POSITION
         Prepaid Benefit Cost                                        152        129         --         --
          Accrued Benefit Cost                                       (44)       (42)      (395)      (350)
          Intangible Asset                                            23         26        N/A        N/A
          Accumulated Other Comprehensive Income                       5          5        N/A        N/A
                                                                 -------    -------    -------    -------
     Net Amount Recognized                                       $   136    $   118    $  (395)   $  (350)
                                                                 =======    =======    =======    =======

SEPARATE DISCLOSURE FOR PENSION PLANS WITH ACCUMULATED BENEFIT
OBLIGATION IN EXCESS OF PLAN ASSETS:
     Projected Benefit Obligation at End of Year                 $    52    $    49
     Accumulated Benefit Obligation at End of Year               $    44    $    42
     Fair Value of Assets at End of Year                         $    --    $    --

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

----------------------------------------------------------------------------------------------------------------
                                                                                                      OTHER
                                                                                                  POSTRETIREMENT
                                                                             PENSION BENEFITS      BENEFITS (A)
                                                                             ----------------    ---------------
                                                                              1999      1998      1999      1998
                                                                             -----     -----     -----     -----
COMPONENTS OF NET PERIODIC BENEFIT COST
    Service Cost                                                             $  68     $  60     $  13     $  15
    Interest Cost                                                              163       158        52        56
    Expected Return on Plan Assets                                            (197)     (176)       (2)       --
    Amortization of Net
         Transition Obligation                                                   8         8        30        30
         Prior Service Cost                                                     14        14         2         2
         (Gain)/Loss                                                             1        --        (3)       (1)
                                                                             -----     -----     -----     -----
    Net Periodic Benefit Cost                                                $  57     $  64     $  92     $ 102
                                                                             =====     =====     =====     =====

COMPONENTS OF TOTAL BENEFIT EXPENSE
    Net Periodic Benefit Cost                                                $  57     $  64     $  92     $ 102
    Effect of Regulatory Asset                                                  --        --        19        19
    Total Benefit Expense Including Effect of Regulatory
                                                                             -----     -----     -----     -----
       Asset                                                                 $  57     $  64     $ 111     $ 121
                                                                             =====     =====     =====     =====

COMPONENTS OF OTHER COMPREHENSIVE INCOME
    Decrease in Intangible Asset                                             $   3     $  (1)
    Increase in Additional Minimum Liability                                    (4)       (4)
                                                                             -----     -----
    Other Comprehensive Income                                               $  (1)    $  (5)      N/A       N/A
                                                                             -----     -----

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
    Discount Rate                                                             7.50%     6.75%     7.50%     6.75%
    Expected Return on Plan Assets                                            9.00%     9.00%     9.00%     9.00%
    Rate of Compensation Increase                                             4.69%     4.69%     4.69%     4.69%
    Rate of Increase in Health Benefit Costs
            Administrative Expense                                                                5.00%     5.00%
         Pre-65 Medical Costs
              Immediate Rate                                                                     11.00%    11.50%
              Ultimate Rate                                                                       5.00%     5.00%
              Year Ultimate Rate Reached                                                          2011      2011
         Post-65 Medical Costs
              Immediate Rate                                                                      7.00%     7.50%
              Ultimate Rate                                                                       5.00%     5.00%
              Year Ultimate Rate Reached                                                          2003      2003
         Dental Costs
              Immediate Rate                                                                      5.00%     5.50%
              Ultimate Rate                                                                       5.00%     5.00%
              Year Ultimate Rate Reached                                                          1999      1999

EFFECT OF A CHANGE IN THE ASSUMED RATE OF INCREASE IN HEALTH BENEFIT COSTS
    Effect of a 1% Increase On
         Total of Service Cost and Interest Cost                                                 $   5     $   5
         Postretirement Benefit Obligation                                                       $  46     $  60
    Effect of a 1% Decrease On
         Total of Service Cost and Interest Cost                                                 $  (4)    $  (4)
         Postretirement Benefit Obligation                                                       $ (39)    $ (51)

(A) From January 1, 1993 through December 31, 1997, PSE&G accounted for the differences between its SFAS 106 accrual cost and the cash cost currently recovered through rates as a regulatory asset in accordance with SFAS 71 and EITF 92-12. In 1993, the FASB's EITF concluded that deferral of such costs is acceptable, provided regulators allow SFAS 106 costs in rates within approximately five years of the adoption of SFAS 106, which was December 31, 1997, for financial reporting purposes, with any cost deferrals recovered in

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      approximately twenty years. On December 17, 1997, the BPU ruled that PSE&G's current rates are sufficient to recover both the ongoing OPEB costs and the amortization of the deferred regulatory asset created by the accounting change from the cash basis of accounting to the accrual basis of accounting in accordance with SFAS 106 and EITF 92-12. As a result of the BPU's decision, PSE&G began amortizing the regulatory asset over 15 years beginning January 1, 1998. Also effective January 1, 1998, PSE&G began recording the annual SFAS 106 OPEB cost. OPEB costs during 1999 were $111 million, including $19 million of amortization. At December 31, 1999, the amount of the unfunded liability was $663 million.

On October 21, 1998, the BPU ordered PSE&G to fund in an external trust its annual OPEB obligation to the maximum extent allowable under Section 401(h) of the Internal Revenue Code. In 1999, $12 million was funded, as allowed. Remaining OPEB costs will not be funded in an external trust, as mandated by the BPU.

      In October 1999, PSE&G created deferred assets and liabilities associated with the payment and collection of co-owner related OPEB costs. Such costs will be amortized over the remainder of the twenty-year period, in accordance with SFAS 106. Any impairment to such costs as a result of the Conectiv asset purchase will be recognized in Power's financial statements in 2000. No assurances for recovery of such assets and liabilities can be given.

401K PLANS

      PSEG sponsors two defined contribution plans. Represented employees of PSE&G, Power and Services are eligible for participation in the PSEG Employee Savings Plan (Savings Plan), while non represented employees of PSE&G, Power, Energy Holdings and Services are eligible for participation in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). These plans are 401(k) plans to which eligible employees may contribute up to 25% of their compensation. Employee contributions up to 7% for Savings Plan participants and up to 8% for Thrift Plan participants are matched with employer contributions of cash or PSEG common stock equal to 50% of such employee contributions related to employee contributions. Employer contributions, related to participant contributions in excess of 5% and up to 7%, are made in shares of PSEG common stock for Savings Plan participants. Employer contributions, related to participant contributions in excess of 6% and up to 8%, are made in shares of PSEG common stock for Thrift Plan participants. PSEG billed its subsidiary companies for their portions of employer contributions. The amount expensed for the matching provision of the plans was approximately $21 million, $14 million and $15 million in 1999, 1998 and 1997, respectively.

NOTE 15. STOCK OPTIONS, STOCK PURCHASE PLAN AND STOCK REPURCHASE PROGRAM

STOCK OPTIONS

      PSEG and PSE&G apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock-based compensation plans, which are described below. Accordingly, compensation expense has been recognized for performance units and dividend equivalent rights issued in tandem with an equal number of options under its fixed stock option grants. Performance units and dividend equivalents provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. Prior to 1997, all options were granted in tandem with performance units and dividend equivalent rights. In 1999, there were no options granted in tandem with performance units and dividend equivalent rights and in 1998, there were 4,600 options granted in tandem with performance units and dividend equivalent rights. No compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Had compensation costs for its stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," there would have been a charge to PSEG's net income of approximately $1.8 million, $0.4 million and $0.1 million in 1999, 1998 and 1997, respectively, with a $(0.01) impact on earnings per share in 1999 and no impact on earnings per share in 1998 and 1997.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      PSEG's Long Term Incentive Plan (LTP) under which non-qualified options to acquire shares of common stock may be granted to officers and other key employees selected by the Organization and Compensation Committee of PSEG's Board of Directors, the plan's administrative committee (the "Committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of PSEG common stock. In instances where an optionee tenders shares acquired from a grant previously exercised that were held for a period of less than six months, an expense will be recorded for the difference between the fair market value at exercise date and the option price. Options are exercisable over a period of time designated by the Committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the Committee determines. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change in control. Options may not be transferred during the lifetime of a holder.

      The LTP originally provided for the issuance of up to 500,000 options to purchase shares of common stock and was subsequently amended to increase the amount to 5,000,000. At December 31, 1999, there were 2,270,700 options available for future grants under the LTP.

      Since the LTP's inception, PSEG has purchased shares on the open market to meet the exercise of stock options. The difference between the cost of the shares (generally purchased on the date of exercise) and the exercise price of the options has been reflected in Stockholder's Equity except where otherwise discussed.

      Changes in common shares under option for the three fiscal years in the period ended December 31, 1999 are summarized as follows:

                                             1999                             1998                            1997
                                  ---------------------------      ---------------------------      ---------------------------
                                                    WEIGHTED                         WEIGHTED                         WEIGHTED
                                                    AVERAGE                          AVERAGE                          AVERAGE
                                                    EXERCISE                         EXERCISE                         EXERCISE
                                    OPTIONS          PRICE           OPTIONS          PRICE           OPTIONS           PRICE
                                  ---------------------------      ---------------------------      ---------------------------
Beginning of year                  1,243,800           $36.01         430,300           $29.26          84,000           $29.38
Granted                            1,367,000            33.13         841,600            39.16         371,000            29.36
Exercised                            (44,167)           30.37         (28,100)           26.76         (21,500)           31.38
Canceled                              (4,750)           28.01              --               --          (3,200)           28.70
                                  ----------       ----------      ----------       ----------      ----------       ----------
End of year                        2,561,883            34.60       1,243,800            36.01         430,300            29.26
                                  ----------       ----------      ----------       ----------      ----------       ----------
Exercisable at end of year           412,738           $35.07         100,963           $29.47           6,000           $26.45
                                  ----------       ----------      ----------       ----------      ----------       ----------
                                  ---------------------------------------------------------------------------------------------
Weighted average fair value of
options granted during the year                         $4.20                            $4.83                            $3.60
                                                   ==========                       ==========                       ==========

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 21.45%, 21.41% and 17.15%, risk free interest rates of 6.16%, 4.48% and 5.14%, expected lives of 4 years, 4 years and
3.75 years, respectively. Additional weighted averages assumptions include for grants in 1999, 1998 and 1997 a dividend yield of 0% with respect to the dividend equivalent feature of the tandem grants. There was a dividend yield of 6.52% in 1999, 5.51% in 1998 and 7.31% in 1997 on the non-tandem grants.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      The following table provides information about options outstanding at December 31, 1999:

---------------------------------------------------------------------        ------------------------------
                        OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
---------------------------------------------------------------------        ------------------------------
                                             WEIGHTED        WEIGHTED                              WEIGHTED
                                             AVERAGE          AVERAGE                              AVERAGE
RANGE OF              OUTSTANDING AT        REMAINING        EXERCISE         EXERCISABLE AT       EXERCISE
EXERCISE PRICES     DECEMBER 31, 1999    CONTRACTUAL LIFE      PRICE         DECEMBER 31, 1999      PRICE
---------------------------------------------------------------------        ------------------------------
  $24.00-$30.00               363,283       7.81 years        $29.34                   179,069      $29.57
  $30.01-$35.00             1,371,600       9.94 years         33.13                        --          --
  $35.01-$40.00               827,000       8.93 years         39.31                   233,669       39.31
---------------------------------------------------------------------        ------------------------------
  $24.00-$40.00             2,561,883       9.30 years        $34.60                   412,738      $35.07
---------------------------------------------------------------------        ------------------------------

      In June 1998, the Committee granted 150,000 shares of restricted common stock to a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The shares vest on a staggered schedule beginning on March 31, 2002 and become fully vested on March 31, 2005. The unearned compensation related to this restricted stock grant as of December 31, 1999 is approximately $5 million and is included in retained earnings on the consolidated balance sheets.

      PSEG's Stock Plan for Outside Directors provides non-employee directors, as part of their annual retainer, 600 shares of common stock, increased from 300 shares per year beginning in 1999. With certain exceptions, the restrictions on the stock provide that the shares are subject to forfeiture if the individual ceases to be a director at any time prior to the Annual Meeting of Stockholders following his or her 70th birthday. These shares are recorded as compensation expense in the consolidated statements of income.

STOCK PURCHASE PLAN

      PSEG has an employee stock purchase plan for all eligible employees. Under the plan, shares of the common stock may be purchased at 95% of the fair market value. Employees may purchase shares having a value not exceeding 10% of their base pay. During 1999, 1998 and 1997, employees purchased 98,099, 102,387 and 144,377 shares at an average price of $38.21, $36.36 and $26.39 per share, respectively. At December 31, 1999, 1,191,681 shares were available for future issuance under this plan.

STOCK REPURCHASE PROGRAM

      The PSEG Board of Directors has authorized the repurchase of up to 30 million shares of its common stock from time to time, subject to market conditions and other relevant factors affecting PSEG. Share repurchases are planned when market and business conditions are deemed favorable. The repurchased shares have been held as treasury stock or used for corporate purposes. As of December 31, 1999, PSEG had repurchased 15.8 million shares at a cost of approximately $607 million.

      In December 1999, PSEG entered into a Forward Purchase Agreement with an intermediary, who has purchased and held shares on behalf of PSEG. These shares will not be reflected on PSEG's balance sheet until settlement of the transaction which is expected in the second quarter of 2000. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 16. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

BASIS OF ORGANIZATION

      The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment of each of PSEG's lines of business and the types of products and services offered. Effective with the unbundling of PSE&G's rates on August 1, 1999 and the deregulation of the electric generation portion of PSE&G's business, the basis of segment reporting has changed beginning with the third quarter of 1999. The generation and energy trading portions of PSE&G's business are now separate reportable segments, whereas they previously had been part of the Electric segment. Note that estimates have been used to separate historical, pre-August 1, 1999, electric segment data into the Generation, Energy Resources and Trade and Transmission and Distribution segments of PSE&G's business.

      GENERATION

      The generation segment of PSE&G's business earns revenue through the sale of its energy and capacity. This segment consists of the power plants that will be sold to Power.

      ENERGY RESOURCES AND TRADE

      The Energy Resources and Trade segment of PSE&G's business earns revenues through sales of wholesale energy, capacity sales and other ancillary services.

      TRANSMISSION AND DISTRIBUTION (T&D)

      This segment represents regulated utility services provided by PSE&G. The electric transmission and electric and gas distribution segment of PSE&G's business generates revenue from its tariffs under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also generated from a variety of other activities such as sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services.

      RESOURCES

      Resources earns revenues from its passive investments in leveraged leases, limited partnerships, leveraged buyout funds and marketable securities.

      GLOBAL

      Global earns revenues from its investment in and operation of projects in the generation and distribution of energy, both domestically and internationally.

      OTHER

      PSEG's other activities generate revenues from Energy Technologies and Enterprise Group Development Corporation (EGDC). Energy Technologies is an energy management company that constructs, operates and maintains HVAC systems for, and provides energy-related engineering, consulting and mechanical contracting services to, industrial and commercial customers in the Northeastern and Middle Atlantic United States. EGDC, which has been conducting a controlled exit from the real estate business since 1993, earns revenues from its nonresidential real estate property management business. Other activities also include amounts applicable to PSEG and Energy Holdings, excluding Resources and Global.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      Information related to the segments of PSEG's business is detailed below:

                                                            ENERGY
                                                           RESOURCES                                                   CONSOLIDATED
                                             GENERATION    AND TRADE     T & D    RESOURCES      GLOBAL         OTHER      TOTAL
                                             ----------    ---------     -----    ---------      ------         -----  ------------
                                                                                (MILLIONS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 1999:
Total Operating Revenues .................       $2,618          $76    $3,196         $179         $141         $286        $6,497
Depreciation and Amortization ............          224           --       305            1            1            5           536
Interest Income ..........................           --           --        12            1           --            2            15
Net Interest Charges .....................          203           --       184           46           48            9           490
Operating Income Before Income Taxes .....          521           56       586          123           69          (69)        1,286
Income Taxes .............................          213           23       274           50           24          (21)          563
Net income from equity method subsidiaries           --           --        --           78          129           --           207
Segment Income before Extraordinary Item .          308           33       312           66           28          (24)          723
Extraordinary Item (A) ...................       (3,204)          --     2,400           --           --           --          (804)
Segment Net Income (Loss) ................       (2,896)          33     2,712           66           28          (24)          (81)

AS OF DECEMBER 31, 1999:
Total Assets (A) .........................       $2,583         $313   $11,828       $2,096       $1,715         $480       $19,015
Investments in equity method subsidiaries            --           --        --          279        1,635           10         1,924
Gross Additions to Long-Lived Assets .....          202           --       277           --            1           99           579

FOR THE YEAR ENDED DECEMBER 31, 1998:
Total Operating Revenues .................       $2,524          $50    $2,994         $145         $124         $173        $6,010
Depreciation and Amortization ............          381           --       268            2            1            8           660
Interest Income ..........................           --           --        20            9            1            2            32
Net Interest Charges .....................          204           --       174           49           41            2           470
Operating Income Before Income Taxes .....          364           41       601           86           31          (51)        1,072
Income Taxes .............................          145           16       243           27           12          (15)          428
Net income from equity method subsidiaries           --           --        --           35          114           --           149
Segment Net Income (Loss) ................          219           25       358           56            7          (21)          644

AS OF DECEMBER 31, 1998:
Total Assets .............................       $7,881         $164    $6,624       $1,809       $1,124         $389       $17,991
Investments in equity method subsidiaries            --           --        --          383        1,059           34         1,475
Gross Additions to Long-Lived Assets .....          265           --       270           --           --            8           545

FOR THE YEAR ENDED DECEMBER 31, 1997:
Total Operating Revenues .................       $2,529          $23    $3,281         $144          $91         $109        $6,177
Depreciation and Amortization ............          360           --       247            1            2           20           630
Interest Income ..........................           --           --        14            4           --            3            21
Net Interest Charges .....................          211           --       169           46           22            2           450
Operating Income Before Income Taxes .....          292           18       474           88           24          (52)          844
Income Taxes .............................          101            6       149           29           10          (11)          284
Net income from equity method subsidiaries           --           --        --           49           78           --           127
Segment Net Income (Loss) ................          191           12       325           59           14          (41)          560

AS OF DECEMBER 31, 1997:
Total Assets .............................       $8,069         $114    $6,661       $1,616       $1,170         $349       $17,979
Investments in equity method subsidiaries            --           --        --          407        1,125           34         1,560
Gross Additions to Long-Lived Assets .....          166           --       376           --           --            6           548

(A) See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation for discussion of the extraordinary charge recorded by the Generation segment and the related regulatory asset for securitization recorded by the T&D segment.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

      Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.

                                                       REVENUES (1)                          IDENTIFIABLE ASSETS
                                              ------------------------------          ------------------------------------
                                                       YEAR ENDED
                                                       DECEMBER 31,                    DECEMBER 31,         DECEMBER 31,
                                              ------------------------------          --------------     -----------------
                                                  1999              1998                   1999                 1998
                                              ------------      ------------          --------------     -----------------
                                                  (Millions of Dollars)                      (Millions of Dollars)
United States............................         $6,348            $5,901                 $16,595               $16,388
Foreign Countries (2)....................            149               109                   2,420                 1,603
                                              ------------      ------------          --------------     -----------------
      Total..............................         $6,497            $6,010                 $19,015               $17,991
                                              ============      ============          ==============     =================

Identifiable investments in foreign countries include:
        Argentina                                                                             $356                  $304
        Brazil (3)                                                                            $330                  $480
        Chile and Peru                                                                        $520                  $ --
        Netherlands                                                                           $623                  $400

--------------------------------------------------------------------------------

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(222) million (pre-tax) as of December 31, 1999 and $(48) million (pre-tax) as of December 31, 1998.

(3) Amount is net of foreign currency translation adjustment of $(189) million (pre-tax) as of December 31, 1999 and $(43) million (pre-tax) as of December 31, 1998.

Information related to Property, Plant and Equipment of PSE&G is detailed below:

                                                           DECEMBER 31,
                                                 -------------------------------
                                                  1999        1998        1997
                                                 -------     -------     -------
                                                     (MILLIONS OF DOLLARS)
Property, Plant and Equipment
    Electric Plant in Service:
       Fossil Production (A) ................     $1,628      $2,802      $1,840
       Nuclear Production (A) ...............        110       6,246       6,162
       Transmission .........................      1,169       1,200       1,163
       Distribution .........................      3,862       3,545       3,315
       Other ................................         --         276       1,212
                                                 -------     -------     -------
              Total Electric Plant in Service      6,769      14,069      13,692
                                                 -------     -------     -------
    Gas Plant in Service:
       Transmission .........................         --          69          67
       Distribution .........................      3,019       2,608       2,472
       Other ................................         --         170         158
                                                 -------     -------     -------
              Total Gas Plant in Service ....      3,019       2,847       2,697
                                                 -------     -------     -------
    Common Plant in Service:
       Capital Leases .......................         59          59          59
       General ..............................        363         519         499
                                                 -------     -------     -------
              Total Common Plant in Service .        422         578         558
                                                 -------     -------     -------
                    Total ...................    $10,210     $17,494     $16,947
                                                 =======     =======     =======

(A) See Note 3. Extraordinary Charge and Other Accounting Impacts of Deregulation for discussion of the extraordinary charge recorded by the Generation segment and the related regulatory asset for securitization recorded by the T&D segment.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 17. JOINTLY OWNED FACILITIES -- PROPERTY, PLANT AND EQUIPMENT

      PSE&G has ownership interests in and is responsible for providing its share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of PSE&G's jointly owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as operating expenses.

                                                                    PLANT--DECEMBER 31, 1999
                                                 ----------------------------------------------------------------
                                                    OWNERSHIP     PLANT IN        ACCUMULATED       PLANT UNDER
                                                    INTEREST      SERVICE         DEPRECIATION      CONSTRUCTION
                                                    ---------     --------        ------------      ------------
                                                                        (MILLIONS OF DOLLARS)
Coal Generating
       Conemaugh...............................       22.50%        $198               $56               $--
       Keystone................................       22.84%         122                42                --
Nuclear Generating
       Peach Bottom............................       42.49%          23                12                --
       Salem...................................       42.59%         797               679                --
       Hope Creek..............................       95.00%         763               652                --
       Nuclear Support Facilities..............      Various          15                 2                --
Pumped Storage Facilities
       Yards Creek.............................       50.00%          28                10                --
Transmission Facilities........................      Various          95                31                --
Merrill Creek Reservoir........................       13.91%           2                --                --
Linden SNG Plant...............................       90.00%          16                14                --

NOTE 18. SELECTED QUARTERLY DATA (UNAUDITED)

      The information shown below, in the opinion of PSEG, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                                          CALENDAR QUARTER ENDED
                                      --------------------------------------------------------------------------------------------
                                           MARCH 31,                JUNE 30,              SEPTEMBER 30,            DECEMBER 31,
                                      ------------------      -------------------      -------------------      ------------------
                                       1999        1998        1999         1998        1999         1998        1999        1998
                                      ------      ------      ------       ------      ------       ------      ------      ------
                                                                      (MILLIONS WHERE APPLICABLE)
Operating Revenues .............      $1,795      $1,659      $1,436       $1,362      $1,606       $1,439      $1,660      $1,550
Operating Income ...............         461         449         437          341         503          450         436         364
Income before Extraordinary Item         188         191         181          122         221          180         133         151
Extraordinary Item .............          --          --        (790)          --         (14)          --          --          --
Net Income .....................         188         191        (609)         122         207          180         133         151
Earnings per Share
   (Basic and Diluted) .........        0.85        0.82       (2.77)        0.53        0.95         0.78        0.61        0.66
Weighted Average Common
   Shares and Potential
   Dilutive Effect of Stock
   Options Outstanding .........         223         232         220          232         219          232         218         228

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

NOTE 19. ACCOUNTING MATTERS

      In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. Consequently, SFAS 133 will now be effective for all fiscal quarters beginning after January 1, 2001. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133.

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

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

      Except as modified below, the Notes to Consolidated Financial Statements of PSEG are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

      Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
      Note  2. Regulatory Issues
      Note  3. Extraordinary Charge and Other Accounting Impacts of Deregulation
      Note  4. Regulatory Assets and Liabilities
      Note  5. Long-Term Investments
      Note  6. Leasing Activities--As Lessee
      Note  7. Schedule of Consolidated Capital Stock and Other Securities
      Note  8. Schedule of Consolidated Debt
      Note  9. Financial Instruments and Risk Management
      Note 11. Commitments and Contingent Liabilities
      Note 12. PSE&G Nuclear Decommissioning
      Note 13. Income Taxes
      Note 14. Pension, Other Postretirement Benefit and Savings Plans
      Note 15. Stock Options, Stock Purchase Plan and Stock Repurchase Program
      Note 16. Financial Information by Business Segments
      Note 17. Jointly Owned Facilities--Utility Plant
      Note 19. Accounting Matters

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PSEG owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of common stock at December 31, 1999, 1998 and 1997, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion.

NOTE 10. CASH AND CASH EQUIVALENTS

      The December 31, 1999 and 1998 balances consist primarily of working funds.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 13. INCOME TAXES

      A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                                 1999         1998         1997
                                                               -------      -------      -------
                                                                     (MILLIONS OF DOLLARS)
Net Income (Loss) ........................................       $(151)        $602         $528
     Extraordinary Item (Net of Tax of $345) .............         804           --           --
                                                               -------      -------      -------
Net Income before Extraordinary Item .....................         653          602          528
                                                               -------      -------      -------
Income taxes:
    Operating income:
       Federal - Current .................................         425          342          266
                   Deferred (A) ..........................          (1)         (24)           7
                   ITC ...................................         (11)         (20)         (19)
                                                               -------      -------      -------
                        Total Federal ....................         413          298          254
                                                               -------      -------      -------
       State - Current ...................................         109          118            2
                Deferred (A) .............................         (12)         (12)          --
                                                               -------      -------      -------
                        Total State ......................          97          106            2
                                                               -------      -------      -------
              Total included in operating income .........         510          404          256
                                                               -------      -------      -------
Pretax income ............................................      $1,163       $1,006         $784
                                                               =======      =======      =======

      Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                                                  1999        1998        1997
                                                                                 -----       -----       -----
                                                                                   (MILLIONS OF DOLLARS)
Tax computed at the statutory rate .........................................      $407        $352        $274
Increase (decrease) attributable to flow through of certain tax adjustments:
       Depreciation ........................................................        35          23          21
       Amortization of investment tax credits ..............................       (11)        (20)        (19)
       New Jersey Corporate Business Tax ...................................        68          59          --
       Other ...............................................................        11         (10)        (20)
                                                                                 -----       -----       -----
              Subtotal .....................................................       103          52         (18)
                                                                                 -----       -----       -----
              Total income tax provisions ..................................      $510        $404        $256
                                                                                 =====       =====       =====
Effective income tax rate ..................................................     43.9%       40.2%       32.7%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                                       1999      1998      1997
                                                       ----      ----      ----
                                                         (MILLIONS OF DOLLARS)
Deferred Credits:
       Additional tax depreciation and amortization     $18      $(28)     $(12)
       Conservation Costs .........................      29        36        27
       Deferred Fuel Costs--net ...................     (19)      (60)       (4)
       Pension Cost ...............................     (34)       26         8
       New Jersey Corporate Business Tax ..........     (12)       (8)       --
       Severance Pay ..............................       8        --        --
       Other ......................................      (3)       (2)      (12)
                                                       ----      ----      ----
              Total ...............................    $(13)     $(36)       $7
                                                       ====      ====      ====

SFAS 109

       The following is an analysis of deferred income taxes:

                                                           DECEMBER 31,
                                                      ---------------------
                                                         1999       1998
                                                        ------     ------
                                                      (MILLIONS OF DOLLARS)
DEFERRED INCOME TAXES
Assets:
    Current (net) .................................        $33        $30
    Non-current:
       Unrecovered Investment Tax Credits .........         23        110
       Nuclear Decommissioning ....................         26         26
       Construction Period Interest and Taxes .....         13         13
       Deferred Electric Energy & Gas Costs .......         18         --
       New Jersey Corporate Business Tax ..........        493         15
       Vacation Pay ...............................          6          6
       Other ......................................         --         17
                                                        ------     ------
          Total Non-current .......................        579        187
                                                        ------     ------
          Total Assets ............................        612        217
                                                        ------     ------
Liabilities:
    Non-current:
       Plant Related Items ........................        654      2,212
       Future Stranded Cost Recovery ..............      1,657         --
       Conservation Costs .........................         95         75
       Hope Creek O&M Costs .......................         --         19
       Unamortized Debt Expense ...................         39         45
       Taxes Recoverable Through Future Rates (Net)         87        242
       Other ......................................         13        127
                                                        ------     ------
          Total Non-current .......................      2,545      2,720
                                                        ------     ------
          Total Liabilities .......................      2,545      2,720
                                                        ------     ------
Summary--Deferred Income Taxes
    Net Current Assets ............................         33         30
    Net Non-current Liability .....................      1,966      2,533
                                                        ------     ------
          Total ...................................     $1,933     $2,503
                                                        ======     ======

      The balance of Federal income tax payable by (receivable from) PSE&G to PSEG was $19 million and $9 million as of December 31, 1999 and December 31, 1998, respectively.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

NOTE 18. SELECTED QUARTERLY DATA (UNAUDITED)

      The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                                        CALENDAR QUARTER ENDED
                                      --------------------------------------------------------------------------------------------
                                           MARCH 31,               JUNE 30,               SEPTEMBER 30,            DECEMBER 31,
                                      ------------------      -------------------      -------------------      ------------------
                                       1999        1998        1999         1998        1999         1998        1999        1998
                                      ------      ------      ------       ------      ------       ------      ------      ------
                                                                         (MILLIONS OF DOLLARS)
Operating Revenues .............      $1,666      $1,514      $1,297       $1,252      $1,458       $1,409      $1,469      $1,393
Operating Income ...............         406         374         369          287         463          474         360         276
Income before Extraordinary Item         172         157         157          111         205          217         119         117
Extraordinary Item .............          --          --        (790)          --         (14)          --          --          --
Net Income .....................         172         157        (633)         111         191          217         119         117
Earnings Available to
   PSEG ........................         169         155        (635)         108         189          215         117         115

                   FINANCIAL STATEMENT RESPONSIBILITY -- PSEG

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

      The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations of PSEG and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1999, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

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

February 11, 2000

                   FINANCIAL STATEMENT RESPONSIBILITY -- PSE&G

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

      The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1999, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

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

February 11, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

      We have audited the consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(1). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company discontinued application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, for the electric generation portion of its business effective April 1, 1999.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of the Company as of December 31, 1997, 1996, and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for the years ended 1996 and 1995 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1999 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 11, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Public Service Electric and Gas Company:

      We have audited the consolidated balance sheets of Public Service Electric and Gas Company and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company discontinued application of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, for the electric generation portion of its business effective April 1, 1999.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of the Company as of December 31, 1997, 1996, and 1995, and the related consolidated statements of income, common stockholder's equity and cash flows for the years ended 1996 and 1995 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 1999 for the Company, presented in Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 11, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      PSEG and PSE&G, none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS OF THE REGISTRANTS

      PSEG

      The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at PSEG's Annual Meeting of Stockholders to be held on April 18, 2000, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in PSEG's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 2000 and which information set forth under said heading is incorporated herein by this reference thereto.

      PSE&G

      There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 18, 2000, present committee memberships, business experience during the last five years and other present directorships. For discussion of certain litigation involving the directors of PSE&G, except Forrest J. Remick and Conrad K. Harper, see Part I--Business, Item 3--Legal Proceedings.

      LAWRENCE R. CODEY has been a director since 1988. Age 55. Member of Executive Committee. Has been President and Chief Operating Officer of PSE&G since 1991. Director of PSEG. Director of Sealed Air Corporation, The Trust Company of New Jersey, United Water Resources Inc. and Horizon Blue Cross Blue Shield of New Jersey.

      E. JAMES FERLAND has been a director since 1986. Age 58. Chairman of Executive Committee. Chairman of the Board, President and Chief Executive Officer of PSEG since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991 and Chairman of the Board and Chief Executive Officer of Energy Holdings since June 1989. Chairman of the Board and Chief Executive Officer of Power since June 1999. Director of Foster Wheeler Corporation and The HSB Group, Inc.

      CONRAD K. HARPER has been a director since May 1997. Age 59. Director of PSEG. Has been a partner in the law firm of Simpson Thacher & Bartlett, New York, New York since October 1996 and from 1974 to May 1993. Was Legal Adviser, U.S. Department of State from May 1993 to June 1996. Director of New York Life Insurance Company.

      IRWIN LERNER has been a director since 1993. Age 69. Was previously a director from 1981 to February 1988. Director of PSEG. Until retirement was Chairman, Board of Directors of Hoffmann-La Roche Inc., Nutley, New Jersey (prescription pharmaceuticals, vitamins and fine chemicals, and diagnostic products and services) from January 1993 to September 1993 and President and Chief Executive Officer from 1980 to December 1992. Director of Humana Inc., AXYS Pharmaceuticals, Inc., Medarex, Inc., VI Technologies, Inc. and Covance Inc.

      MARILYN M. PFALTZ has been a director since 1998 and was a Director of Energy Holdings from 1989 to 1998. Age 67. Director of PSEG. Has been a partner of P and R Associates, Summit, New Jersey (communication specialists), since 1968. Director of AAA National Association and Beacon Trust Company.

      FORREST J. REMICK has been a director since 1995. Age 69. Director of PSEG. Has been an engineering consultant since 1994. Was Commissioner, U.S. Nuclear Regulatory Commission, from December 1989 to June 1994. Was Associate Vice President--Research and Professor of Nuclear Engineering at Pennsylvania State University, from 1985 to 1989.

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

====================================================================================================================================
                               AGE                                                              EFFECTIVE DATE
NAME                           DECEMBER 31, 1999    OFFICE                                      FIRST ELECTED TO PRESENT POSITION
------------------------------------------------------------------------------------------------------------------------------------
E. James Ferland               57                   Chairman of the Board, President and        July 1986 to present
                                                    Chief Executive Officer (PSEG)

                                                    Chairman of the Board and Chief             July 1986 to present
                                                    Executive Officer (PSE&G)

                                                    Chairman of the Board and Chief             June 1989 to present
                                                    Executive Officer (Energy Holdings)

------------------------------------------------------------------------------------------------------------------------------------
Lawrence R. Codey              55                   President and Chief Operating Officer       September 1991 to present
                                                    (PSE&G)

------------------------------------------------------------------------------------------------------------------------------------
Robert C. Murray               54                   Vice President and Chief Financial          January 1992 to present
                                                    Officer (PSEG)

                                                    Executive Vice President--Finance           June 1997 to present
                                                    (PSE&G)

                                                    Senior Vice President and Chief             January 1992 to June 1997
                                                    Financial Officer (PSE&G)

------------------------------------------------------------------------------------------------------------------------------------
Robert J. Dougherty, Jr.       48                   President and Chief Operating Officer       January 1997 to present
                                                    (Energy Holdings)

                                                    President (Enterprise Ventures and          February 1995 to December 1996
                                                    Services Corporation)

                                                    Senior Vice President--Electric             September 1991 to February 1995
                                                    (PSE&G)

------------------------------------------------------------------------------------------------------------------------------------
Alfred C. Koeppe               53                   Senior Vice President--Corporate            October 1996 to present
                                                    Services and External Affairs (PSE&G)

                                                    Senior Vice President--External             October 1995 to October 1996
                                                    Affairs (PSE&G)

                                                    President and Chief Executive               February 1993 to October 1995
                                                    Officer, Bell Atlantic--New Jersey
------------------------------------------------------------------------------------------------------------------------------------
R. Edwin Selover               54                   Vice President and General Counsel          April 1988 to present
                                                    (PSEG)

                                                    Senior Vice President and General           January 1988 to present
                                                    Counsel (PSE&G)
====================================================================================================================================

====================================================================================================================================
                               AGE                                                              EFFECTIVE DATE
NAME                           DECEMBER 31, 1999    OFFICE                                      FIRST ELECTED TO PRESENT POSITION
------------------------------------------------------------------------------------------------------------------------------------
Frank Cassidy                  52                   President                                   July 1999 to present
                                                    (Power)

                                                    President                                   November 1996 to June 1999
                                                    (Energy Technologies)

                                                    Senior Vice President--Fossil               February 1995 to November 1996
                                                    Generation (PSE&G)

                                                    Vice President--Transmission                November 1989 to February 1995
                                                    Systems (PSE&G)

------------------------------------------------------------------------------------------------------------------------------------
Patricia A. Rado               57                   Vice President and Controller               April 1993 to present
                                                    (PSEG)

                                                    Vice President and Controller               April 1993 to present
                                                    (PSE&G)
====================================================================================================================================

ITEM 11. EXECUTIVE COMPENSATION

PSEG

      The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2000 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 2000 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 1999 is set forth below. Amounts shown were paid or awarded for all services rendered to PSEG and its subsidiaries and affiliates including PSE&G.

--------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                                                       LONG TERM COMPENSATION
                                                                          ----------------------------------------------------
                                                  ANNUAL COMPENSATION               AWARDS            PAYOUTS
                                                ------------------------  ------------------------------------
                                                           BONUS/ANNUAL                                 LTIP       ALL OTHER
                                                SALARY       INCENTIVE     RESTRICTED      OPTIONS     PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION            YEAR        $        AWARD($)(1)     STOCK ($)        (#)(2)     ($)(3)       ($)(4)
------------------------------------------------------------------------  -----------   ----------- --------------------------
E. James Ferland.....................  1999     815,000       733,500              0       215,000     304,720        29,292
Chairman of the Board and Chief        1998     762,070       621,400      5,184,375 (5)   150,000      92,684        28,647
Executive Officer of PSE&G             1997     712,261       425,200              0       118,000     108,702        15,747

Lawrence R. Codey....................  1999     480,000       288,000              0       100,000     140,640         8,283
President and Chief Operating          1998     455,250       274,200              0        75,000      44,744         7,408
Officer of PSE&G (6)                   1997     435,327       249,400              0        59,200      50,325         6,530

Robert C. Murray.....................  1999     390,000       234,000              0        75,000      93,760         4,802
Executive Vice President - Finance     1998     373,564       225,000              0        50,000      31,960         4,962
of PSE&G                               1997     345,671       154,900              0        32,000      36,234         5,260

R. Edwin Selover.....................  1999     310,000       162,800              0        35,000      65,632        12,828
Senior Vice President and General      1998     293,871       154,900              0        25,000      22,372        19,210
Counsel of PSE&G                       1997     278,928       117,900              0        14,300      26,169         9,065

Frank Cassidy........................  1999     302,500       195,000              0       100,000      70,320         4,004
President and Chief Operating          1998     273,000       117,600              0        35,000      23,970         4,109
Officer of Power                       1997     249,000        50,800                       20,500           0         4,256

(1) Amount awarded in given year was earned under Management Incentive Compensation Plan (MICP) and determined in following year based on individual performance and financial and operating performance of PSEG and PSE&G, including comparison to other companies.

(2) All grants of options to purchase shares of PSEG Common Stock were made under the Long-Term Incentive Plan (LTIP). For 1999 and 1998, all options granted were non-tandem. For 1997 of the options granted to Messrs. Ferland, Codey, Murray, Selover and Cassidy, respectively, 100,000; 50,000; 25,000; 10,000 and 15,000 were non-tandem and 18,000; 9,200;
      7,000; 4,300 and 5,500 were tandem. Tandem grants are made with an equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. The tandem grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time. Non-tandem grants are made without performance units and dividend equivalents.

(3) Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents, each as measured during three-year period ending the year prior to the year in which payment is made.

(4) Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:

                    FERLAND              CODEY              MURRAY              SELOVER            CASSIDY
                ---------------     ---------------    ----------------    ---------------     ----------------
                THRIFT     MICP     THRIFT     MICP    THRIFT      MICP    THRIFT      MICP    THRIFT      MICP
                 ($)       ($)       ($)        ($)      ($)        ($)      ($)        ($)      ($)        ($)
                ------     ----     ------     ----    ------      ----    ------      ----    ------      ----
1999.......     4,801         0     6,218         0     4,802         0     4,802         0     4,004         0
1998.......     4,801       383     4,802       241     4,805       157     4,806       112     4,003       106
1997.......     4,801     1,122     4,802       657     4,802       458     4,802       325     4,001       255

      In addition, 1999, 1998 and 1997 amounts include for Mr. Ferland $24,491, $23,463 and $9,824, for Mr. Codey $2,065, $2,365 and $1,071 and for Mr.
      Selover $8,026, $14,292 and $3,938, respectively, representing earnings credited on compensation deferred under PSE&G's Deferred Compensation Plan in excess of 120% of the applicable Federal long-term interest rate as prescribed under Section 1274(d) of the Internal Revenue Code. Prior to January 1, 2000, under PSE&G's Deferred Compensation Plan, interest is paid at prime rate plus 1/2%, adjusted quarterly. Effective January 1, 2000, the Plan was amended to permit participants to select from among four additional investment options for compensation that is deferred.

(5) Value as of original grant date, based on the closing price on the New York Stock Exchange on June 16, 1998, with respect to an award to Mr. Ferland of 150,000 shares of restricted stock, of which 60,000 shares vest in 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Dividends on the entire grant are paid in cash from the date of grant.

(6)   Mr. Codey will retire effective February 29, 2000.

--------------------------------------------------------------------------------
                    OPTION GRANTS IN LAST FISCAL YEAR (1999)
--------------------------------------------------------------------------------

                                NUMBER OF       % OF TOTAL
                                SECURITIES       OPTIONS
                                UNDERLYING      GRANTED TO     EXERCISE OR
                                 OPTIONS       EMPLOYEES IN     BASE PRICE      EXPIRATION         GRANT DATE
NAME                             GRANTED       FISCAL YEAR        ($/SH)           DATE       PRESENT VALUE ($) (2)
-------------------------------------------------------------------------------------------------------------------
E. James Ferland .......        215,000(1)         15.8          33.1250         12/21/09           761,100
Lawrence R. Codey ......        100,000(1)          7.3          33.1250         12/21/09           354,000
Robert C. Murray .......         75,000(1)          5.5          33.1250         12/21/09           265,500
R. Edwin Selover .......         35,000(1)          2.6          33.1250         12/21/09           123,900
Frank Cassidy ..........        100,000(1)          7.3          33.1250         12/21/09           354,000

(1) Granted under LTIP not in tandem with performance units and dividend equivalents, with exercisability commencing December 21, 2000, December 21, 2001 and December 21, 2002, respectively, with respect to one-third of the options at each such date.

(2) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $33.1250, equal to the fair market value of the underlying PSEG Common Stock on the date of grant; (b) an option term of ten years on all grants; (c) interest rate of 6.28% that represent the interest rate on U.S. Treasury securities on the date of grant with a maturity date corresponding to that of the option terms; (d) volatility of 19.01% calculated using daily PSEG Common Stock prices for the one-year period prior to the grant date; (e) dividend yield of 6.52% and (f) reductions of approximately 7.79% to reflect the probability of forfeiture due to termination prior to vesting, and approximately 5.49% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock. There is no assurance that any such value realized will be at or near the value estimated by the Black-Scholes model utilized.

--------------------------------------------------------------------------------
             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (1999)
                  AND FISCAL YEAR END OPTION VALUES (12/31/99)
--------------------------------------------------------------------------------

                                                                                                        VALUE OF UNEXERCISED
                                                                    NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                                                                    OPTIONS AT FY-END(#)(1)              AT FY-END($)(3)
                                                                  ----------------------------     -----------------------------
                                      SHARES
                                     ACQUIRED         VALUE
                                    ON EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
NAME                                   (#)(1)         ($)(2)          (#)             (#)               ($)              ($)
-------------------------------     -------------------------     ----------------------------     -----------------------------
E. James Ferland...............           6,500       49,969        116,680         366,320           350,017           647,795
Lawrence R. Codey..............           3,000       23,062         58,340         175,860           175,009           312,679
Robert C. Murray...............           2,000       13,750         33,337         123,663            87,502           212,873
R. Edwin Selover...............           1,400       10,762         16,002          59,298            40,064           102,623
Frank Cassidy..................           1,500       11,156         21,670         133,830            52,505           228,714

(1) Does not reflect any options granted and/or exercised after year end (12/31/99). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Directors and Management.

(2) Represents difference between exercise price and market price of PSEG Common Stock on date of exercise.

(3) Represents difference between market price of PSEG Common Stock and the respective exercise prices of the options at fiscal year end (12/31/99). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock.

      EMPLOYMENT CONTRACTS AND ARRANGEMENTS

      PSEG has entered into an employment agreement dated as of June 16, 1998 with Mr. Ferland covering his employment as Chief Executive Officer through March 31, 2005. Under the Agreement, Mr. Ferland has agreed not to retire prior to March 31, 2002, but may retire thereafter. The Agreement provides that Mr. Ferland will be re-nominated for election as a Director during his employment under the Agreement. The Agreement provides that Mr. Ferland's base salary, target annual incentive bonus and long term incentive bonus will be determined based on compensation practices for CEO's of similar companies and that his annual salary will not be reduced during the term of the Agreement and awarded him 150,000 shares of restricted PSEG Stock, of which 60,000 shares vest 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Any non-vested shares are forfeited upon his retirement unless the Board of Directors, in its discretion, determines to make payment. The Agreement provides for the granting of 22 years of pension credit for Mr. Ferland's prior service, which was awarded at the time of his employment. The Agreement further provides that if Mr. Ferland is terminated without

"Cause" or resigns for "Good Reason" (as those terms are defined in the Agreement) during the term of the Agreement, the entire stock award becomes vested, he will be paid a benefit of two times base salary and target bonus and welfare benefits will be continued for two years unless sooner employed. In the event such a termination occurs after a "Change in Control" (as defined), the payment to Mr. Ferland becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value providing three years additional service under PSEG's retirement plans, and a gross-up for excise taxes on any termination payments due under the Internal Revenue Code. The Agreement provides that Mr. Ferland is prohibited from competing with or recruiting employees from PSEG or its subsidiaries of affiliates for two years after termination of employment. Violation of these provisions requires a forfeiture of a portion of the restricted stock grant and certain other benefits.

      In 1999, PSE&G entered into an Employment Agreement with Mr. Codey, which provided for the granting of ten additional years of credited service for retirement purposes if Mr. Codey remains employed by PSE&G through February 28, 2000. The Agreement also provided that if PSEG or PSE&G so requests, Mr. Codey shall provide consulting services to PSEG during the period of twenty-four months following termination of employment at a rate to be agreed. The Agreement provided that Mr. Codey is prohibited from competing with or recruiting employees from PSE&G or its subsidiaries or affiliates for two years after termination of employment. Violation of these provisions requires a forfeiture of the additional retirement benefit provided by the Agreement. Mr. Codey will retire on February 29, 2000.

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

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of PSEG. Hence, during 1999 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

      COMPENSATION OF DIRECTORS AND CERTAIN BUSINESS RELATIONSHIPS

      A director who is not an officer of PSEG or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $22,000 and a fee of $1,200 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to PSEG or PSE&G. Each committee Chair receives an additional annual retainer of $3,000. Each of the directors of PSE&G is also a director of PSEG. No additional retainer is paid for service as a director of PSE&G. Fifty percent of the annual retainer is paid in PSEG Common Stock.

      PSEG also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of PSEG or its subsidiaries receive 600 shares of restricted stock for each year of service as a director. Such shares held by each non-employee director are included in the table in Item 12 below under the heading Security Ownership of Directors and Management.

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

      ------------------------------------------------------------------------
                                 PENSION PLAN TABLE
      ------------------------------------------------------------------------

                                        LENGTH OF SERVICE
      AVERAGE FINAL    -------------------------------------------------------
       COMPENSATION     30 YEARS      35 YEARS       40 YEARS        45 YEARS
      --------------   ----------    ----------    -----------     -----------
           $400,000     $240,000      $260,000       $280,000        $300,000
            500,000      300,000       325,000        350,000         375,000
            600,000      360,000       390,000        420,000         450,000
            700,000      420,000       455,000        490,000         525,000
            800,000      480,000       520,000        560,000         600,000
            900,000      540,000       585,000        630,000         675,000
          1,000,000      600,000       650,000        700,000         750,000
          1,100,000      660,000       715,000        770,000         825,000
          1,200,000      720,000       780,000        840,000         900,000
          1,300,000      780,000       845,000        910,000         975,000
          1,400,000      840,000       910,000        980,000       1,050,000
          1,500,000      900,000       975,000      1,050,000       1,125,000

      Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 130% of the average annual salary for such five year period. Messrs. Ferland, Murray, Selover and Cassidy will have accrued approximately 48, 41, 43 and 48 years of credited service, respectively, as of age 65. Mr. Codey will retire on February 29,2000 with 37 years of credited service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PSEG

      The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading `Security Ownership of Directors, Management and Certain Beneficial Owners' in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2000 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 2000 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, PSEG, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

      The following table sets forth beneficial ownership of PSEG Common Stock, including options, by the directors and executive officers named below as of January 31, 2000. None of these amounts exceed 1% of the PSEG Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.

                                                                           AMOUNT AND NATURE OF
      NAME                                                                 BENEFICIAL OWNERSHIP
      ----------------------------------------------------------------     --------------------
      Frank Cassidy...................................................           160,317(1)
      Lawrence Codey..................................................           252,756(2)
      E. James Ferland................................................           699,227(3)
      Conrad K. Harper................................................             1,843
      Irwin Lerner....................................................            12,630
      Robert C. Murray................................................           171,475(4)
      Marilyn M. Pfaltz...............................................             9,618
      Forrest J. Remick...............................................             4,079
      R. Edwin Selover................................................            82,391(5)
      All directors and executive officers as a group (11 persons)....         1,545,761(6)

(1) Includes the equivalent of 1,600 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 153,000 shares, 21,670 of which are currently exercisable.

(2) Includes the equivalent of 45 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 230,000 shares, 58,340 of which are currently exercisable.

(3) Includes the equivalent of 12,180 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 475,000 shares, 116,680 of which are currently exercisable. Includes 150,000 shares of restricted stock, which vest as described in the Summary Compensation Table Note 5.

(4) Includes the equivalent of 1,475 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 154,000 shares, 33,337 of which are currently exercisable.

(5) Includes options to purchase 72,500 shares, 15,002 of which are currently exercisable.

(6) Includes the equivalent of 21,095 shares held under PSE&G Thrift and Tax-Deferred Savings Plan. Includes options to purchase 1,220,600 shares, of which 262,698 are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PSEG

      The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2000, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 1, 2000. Such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   Financial Statements:

      a. PSEG Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 on page 53.

            PSEG Consolidated Balance Sheets for the years ended December 31, 1999 and 1998 on pages 54 and 55.

            PSEG Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 on page 56.

            PSEG Statements of Common Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 on page 57.

            PSEG Notes to Consolidated Financial Statements on pages 64 through 98.

      b. PSE&G Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 on page 59.

            PSE&G Consolidated Balance Sheets for the years ended December 31, 1999 and 1998 on pages 60 and 61.

            PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 on page 62.

            PSE&G Statements of Common Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997 on page 63.

            PSE&G Notes to Consolidated Financial Statements on pages 99 through 102.

(B)   The following documents are filed as a part of this report:

      a.    PSEG Financial Statement Schedules:

            Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999 (page 118).

      b.    PSE&G Financial Statement Schedules:

            Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999 (page 118).

            Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)   The following exhibits are filed herewith:

      (1)   PSEG:

            Exhibit 10a(1): Directors' Deferred Compensation Plan
            Exhibit 10a(2): Deferred Compensation Plan for Certain Employees
            Exhibit 10a(3): Limited Supplemental Benefits Plan for Certain Employees
            Exhibit 10a(4): Mid Career Hire Supplemental Retirement Plan
            Exhibit 10a(5): Retirement Income Reinstatement Plan
            Exhibit 10a(7): Management Incentive Compensation Plan
            Exhibit 10a(18) Employment Agreement with Lawrence R. Codey dated November 17, 1999
            Exhibit 12 Computation of Ratios of Earnings to Fixed Charges
            Exhibit 21: Subsidiaries of Registrant
            Exhibit 23:  Independent Auditors' Consent
            Exhibit 27: Financial Data Schedule

            (See Exhibit Index on pages 121 through 129.)

      (2)   PSE&G:

            Exhibit 10a(1): Directors' Deferred Compensation Plan
            Exhibit 10a(2): Deferred Compensation Plan for Certain Employees
            Exhibit 10a(3): Limited Supplemental Benefits Plan for Certain Employees
            Exhibit 10a(4): Mid Career Hire Supplemental Retirement Plan
            Exhibit 10a(5): Retirement Income Reinstatement Plan
            Exhibit 10a(7): Management Incentive Compensation Plan
            Exhibit 10a(13): Employment Agreement with Lawrence R. Codey dated November 17, 1999
            Exhibit 12(a): Computation of Ratios of Earnings to Fixed Charges
            Exhibit 12(b): Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
            Exhibit 23: Independent Auditors' Consent
            Exhibit 27: Financial Data Schedule

            (See Exhibit Index on pages 129 through 135.)

(D) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 1999 and the 2000 period covered by this report under Item 5:

            REGISTRANT         DATE OF REPORT         ITEMS REPORTED
            -----------        --------------         --------------
           PSEG and PSE&G      October 14, 1999       Items 5 and 7

                                                                     SCHEDULE II

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1999 -- DECEMBER 31, 1997

                                                  COLUMN B               COLUMN C                COLUMN D        COLUMN E
                                                 ----------    ------------------------------   -----------     ----------
                                                                        ADDITIONS
                                                               ------------------------------
                                                 BALANCE AT    CHARGED TO        CHARGED TO                     BALANCE AT
                                                 BEGINNING     COST AND        OTHER ACCOUNTS   DEDUCTIONS-       END OF
DESCRIPTION                                      OF PERIOD     EXPENSES            DESCRIBE       DESCRIBE        PERIOD
----------------------------------------------   ----------    ------------------------------   -----------     ----------
                                                                          (MILLIONS OF DOLLARS)
1999:
Allowance for Doubtful Accounts..............           $38          $40                  $--       $38(A)            $40
Discount on Property Abandonments............             1           --                   --         1(B)             --
Materials and Supplies Valuation Reserve.....            12           41                   --        42(C)             11
Other Valuation Allowances...................            11           11                   --        --                22

1998:
Allowance for Doubtful Accounts..............           $41          $40                  $--       $43(A)            $38
Discount on Property Abandonments............             2           --                   --         1(B)              1
Materials and Supplies Valuation Reserve.....            12           --                   --        --                12
Other Valuation Allowances...................            15            1                   --         5                11

1997:
Allowance for Doubtful Accounts..............           $46          $44                  $--       $49(A)            $41
Discount on Property Abandonments............             4           --                   --         2(B)              2
Materials and Supplies Valuation Reserve.....            16           --                   --         4                12
Other Valuation Allowances...................            10            5                   --        --                15

(A)   Accounts Receivable/Investments written off.
(B)   Amortization of discount to income.
(C)   Inventory written off

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1999 -- DECEMBER 31, 1997

                                                 COLUMN B                 COLUMN C           COLUMN D      COLUMN E
                                              -------------  -----------------------------  -----------   -----------
                                                                      ADDITIONS
                                                             -----------------------------
                                               BALANCE AT    CHARGED TO      CHARGED TO                   BALANCE AT
                                              BEGINNING OF    COST AND     OTHER ACCOUNTS-  DEDUCTIONS-     END OF
DESCRIPTION                                      PERIOD       EXPENSES        DESCRIBE       DESCRIBE       PERIOD
--------------------------------------------- -------------  -----------------------------  -----------   -----------
                                                                     (MILLIONS OF DOLLARS)
1999:
Allowance for Doubtful Accounts..............          $34          $40               $--      $39(A)             $35
Discount on Property Abandonments............            1           --                --        1(B)              --
Materials and Supplies Valuation Reserve.....           12           41                --       42(C)              11

1998:
Allowance for Doubtful Accounts..............          $33          $39               $--      $38(A)             $34
Discount on Property Abandonments............            2           --                --        1(B)               1
Materials and Supplies Valuation Reserve.....           12           --                --       --                 12

1997:
Allowance for Doubtful Accounts..............          $40          $42               $--      $49(A)             $33
Discount on Property Abandonments............            4           --                --        2(B)               2
Materials and Supplies Valuation Reserve.....           16           --                --        4                 12

(A)   Accounts Receivable/Investments written off.
(B)   Amortization of discount to income.
(C)   Inventory written off.

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

Date: February 25, 2000

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     SIGNATURE                       TITLE                           DATE
     ---------                       -----                           ----

   E. JAMES FERLAND      Chairman of the Board,                February 25, 2000
----------------------   President and Chief Executive
   E. JAMES FERLAND      Officer and Director
                         (Principal Executive Officer)

   ROBERT C. MURRAY      Vice President and Chief              February 25, 2000
----------------------   Financial Officer (Principal
   ROBERT C. MURRAY      Financial Officer)

   PATRICIA A. RADO      Vice President and Controller         February 25, 2000
----------------------   (Principal Accounting Officer)
   PATRICIA A. RADO

   LAWRENCE R. CODEY     Director                              February 25, 2000
----------------------
   LAWRENCE R. CODEY

    ERNEST H. DREW       Director                              February 25, 2000
----------------------
    ERNEST H. DREW

  T. J. DERMOT DUNPHY    Director                              February 25, 2000
----------------------
  T. J. DERMOT DUNPHY

 RAYMOND V. GILMARTIN    Director                              February 25, 2000
----------------------
 RAYMOND V. GILMARTIN

   CONRAD K. HARPER      Director                              February 25, 2000
----------------------
   CONRAD K. HARPER

     IRWIN LERNER        Director                              February 25, 2000
----------------------
     IRWIN LERNER

   MARILYN M. PFALTZ     Director                              February 25, 2000
----------------------
   MARILYN M. PFALTZ

   FORREST J. REMICK     Director                              February 25, 2000
----------------------
   FORREST J. REMICK

   RICHARD J. SWIFT      Director                              February 25, 2000
----------------------
   RICHARD J. SWIFT

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                        By            E. JAMES FERLAND
                                          -------------------------------------
                                                      E. JAMES FERLAND
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER

Date: February 25, 2000

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       SIGNATURE                     TITLE                           DATE
       ---------                     -----                           ----

   E. JAMES FERLAND      Chairman of the Board and Chief      February 25, 2000
-----------------------  Executive Officer and Director
   E. JAMES FERLAND      (Principal Executive Officer)


   ROBERT C. MURRAY      Executive Vice President--Finance    February 25, 2000
-----------------------  (Principal Financial Officer)
   ROBERT C. MURRAY

   PATRICIA A. RADO      Vice President and Controller        February 25, 2000
-----------------------  (Principal Accounting Officer)
   PATRICIA A. RADO

   LAWRENCE R. CODEY     Director                             February 25, 2000
-----------------------
   LAWRENCE R. CODEY

   CONRAD K. HARPER      Director                             February 25, 2000
-----------------------
   CONRAD K. HARPER

     IRWIN LERNER        Director                             February 25, 2000
-----------------------
     IRWIN LERNER

  MARILYN M. PFALTZ      Director                             February 25, 2000
-----------------------
  MARILYN M. PFALTZ

   FORREST J. REMICK     Director                             February 25, 2000
-----------------------
   FORREST J. REMICK

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

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
        THIS        ------------------------------------------------
       FILING       COMMISSION         EXCHANGES
       ------       ----------         ---------
         3a         (o)     3a         (o)    3a                     Certificate of Incorporation Public Service Enterprise
                                                                     Group Incorporated

         3b         (e)     3b         (e)    3b                     By-Laws of Public Service Enterprise
                                              4/11/88                Group Incorporated

         3c         (e)     3c         (e)    3c                     Certificate of Amendment of Certificate of
                                              4/11/88                Incorporation of Public Service Enterprise Group Incorporated,
                                                                     effective April 23, 1987

         3d         (f)                (f)                           Trust Agreements for Enterprise Capital Trust I and III
                            12/24/97

         3e         (d)     3          (d)    3                      Amended and Restated Trust Agreement for Enterprise Capital
                            8/14/98           8/14/98                Trust II

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

       4a(11)       (j)     4b(16)     (c)    4b(11)                 November 1, 1956
                                              2/18/81

       4a(12)       (k)     2b(12)     (c)    4b(12)                 September 1, 1957
                                              2/18/81

       4a(13)       (k)     2b(13)     (c)    4b(13)                 August 1, 1958
                                              2/18/81

       4a(14)       (k)     2b(14)     (c)    4b(14)                 June 1, 1959
                                              2/18/81

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                    PREVIOUS FILING
       THIS        -------------------------------------------------
      FILING       COMMISSION          EXCHANGES
      ------       ----------          ---------
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

      4a(30)      (a)   2              (c)    4b(30)                 September 1, 1976
                        9/16/76               2/18/81

      4a(31)      (k)   2b(31)         (c)    4b(31)                 October 1, 1976
                                              2/18/81

      4a(32)      (a)   2              (c)    4b(32)                 June 1, 1977
                        6/29/77               2/18/81

      4a(33)      (l)   2b(33)         (c)    4b(33)                 September 1, 1977
                                              2/18/81

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(49)      (b)    4(ii)          (b)   4(ii)                   November 1, 1984 (No. 2)
                        1/4/85               1/9/85

     4a(50)      (a)    2              (a)   2                       July 1, 1985
                        8/2/85               8/2/85

     4a(51)      (c)    4a(51)         (c)   4a(51)                  January 1, 1986
                        2/11/86              2/11/86

     4a(52)      (a)    2              (a)   2                       March 1, 1986
                        3/28/86              3/28/86

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(68)      (a)    4              (a)   4                       February 1, 1992 (No. 1)
                        2/27/92              2/28/92

     4a(69)      (a)    4              (a)   4                       February 1, 1992 (No. 2)
                        2/27/92              2/28/92

     4a(70)      (a)    4              (a)   4                       June 1, 1992 (No. 1)
                        6/17/92              6/11/92

     4a(71)      (a)    4              (a)   4                       June 1, 1992 (No. 2)
                        6/17/92              6/11/92

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(88)      (d)    4              (d)   4                       June 1, 1994
                        11/8/94              12/2/94

     4a(89)      (d)    4              (d)   4                       August 1, 1994
                        11/8/94              12/2/94

    4a(90)       (d)    4              (d)   4                       October 1, 1994 (No. 1)
                        11/8/94              12/2/94

     4a(91)      (d)    4              (d)   4                       October 1, 1994 (No. 2)
                        11/8/94              12/2/94

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(93)      (a)    4              (a)   4                       January 1, 1996 (No. 2)
                        1/26/96              1/26/96

     4a(94)      (e)    4                                            December 1, 1996
                        2/26/97

     4a(95)      (a)    4              (a)   4                       June 1, 1997
                        6/17/97              6/17/97

     4a(96)      (a)    4              (a)     4                     May 1, 1998
                        5/15/98                5/15/98

       4b        (b)    4              (b)   4                       Indenture of Trust between PSE&G and The Chase Manhattan Bank
                        12/1/93              12/1/93                 (National Association), as Trustee, providing for Secured
                                                                     Medium-Term Notes dated July 1, 1993

      4c(1)      (c)                   (c)                           Indenture between PSE&G and First Union National Bank, National
                        2/23/95              2/23/95                 Association (now known as First Union National Bank), as
                                                                     Trustee, dated November 1, 1994, providing for Deferrable
                                                                     Interest Subordinated Debentures in Series

      4c(2)      (a)                   (a)                           Supplemental Indenture between PSE&G and First Fidelity Bank,
                        9/11/95              9/11/95                 National Association (now known as First Union National Bank),
                 (d)    4d (2)         (d)   4d (2)                  as Trustee, dated September 1, 1995 providing for Deferrable
                        5/13/98              5/13/98                 Interest Subordinated Debentures, Series B (relating to Monthly
                                                                     Preferred Securities)

      4d(1)      (d)    4e (1)         (d)   4e(1)                   Indenture between PSE&G and First Union National Bank, as
                        5/13/98              5/13/98                 Trustee, dated June 1, 1996 providing for Deferrable Interest
                                                                     Subordinated Debentures in Series (relating to Quarterly
                                                                     Preferred Securities)

      4d(2)      (d)    4e(2)          (d)   4e(2)                   Supplemental Indenture between PSE&G and First Union National
                        5/13/98              5/13/98                 Bank, as Trustee, dated February 1, 1997 providing for
                                                                     Deferrable Interest Subordinated Debentures, Series B (relating to Quarterly Preferred Securities)

      4e(1)      (d)    4f             (d)   4f                      Indenture between Public Service Enterprise Group Incorporated
                        5/13/98              5/13/98                 and First Union National Bank, as Trustee, dated January 1,
                                                                     1998 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)

      4e(2)      (d)    4a             (d)   4a                      First Supplemental Indenture to Indenture dated as of January
                        8/14/98              8/14/98                 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank, as Trustee, dated June 1, 1998 providing for the issuance of Floating Rate Deferrable Interest
                                                                     Subordinated Debentures, Series B (relating to Trust Preferred
                                                                     Securities)

      4e(3)      (d)    4b             (d)   4b                      Second Supplemental Indenture to Indenture dated as of January
                        8/14/98              8/14/98                 1, 1998 between Public Service Enterprise Group Incorporated and First Union National Bank, as Trustee, dated July 1, 1998 providing for the issuance of Deferrable Interest Subordinated
                                                                     Debentures, Series C (relating to Trust Preferred Securities)

       4f                                                            Indenture dated as of November 1, 1998 between Public Service
                                                                     Enterprise Group Incorporated and First Union National Bank
                                                                     providing for the issuance of Senior Debt Securities

        9                                                            Inapplicable

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     10a(2)                                                          Deferred Compensation Plan for Certain Employees

     10a(3)                                                          Limited Supplemental Benefits Plan for Certain Employees

     10a(4)                                                          Mid Career Hire Supplemental Retirement Plan

     10a(5)                                                          Retirement Income Reinstatement Plan

     10a(6)      (e)    10a(6)         (e)   10a(6)                  Long-Term Incentive Plan
                        2/22/99              2/22/99

     10a(7)                                                          Management Incentive Compensation Plan

     10a(8)      (d)    10             (d)   10                      Employment Agreement with E. James Ferland, dated June 16, 1998
                        8/14/98              8/14/98

     10a(9)      (c)    10a(15)        (c)   10a(15)                 Letter Agreement with Robert C. Murray dated
                        2/10/93              2/11/93                 December 17, 1991

    10a(9)(i)    (c)    10a(9)(i)      (c)   10a(9)(i)               Amendment to Letter Agreement with Robert C. Murray dated
                        2/23/98              2/23/98                 January 6, 1998

     10a(10)     (c)    10a(14)        (c)   10a(14)                 Letter Agreement with Patricia A. Rado dated
                        2/26/94              3/9/94                  March 24, 1993

     10a(11)     (d)    10a(17)        (d)   10a(17)                 Letter Agreement with Alfred C. Koeppe dated
                        11/14/95             11/14/95                August 23, 1995

     10a(12)     (e)    10a(14)        (e)   10a(14)                 Directors' Stock Plan
                        2/22/99              2/22/99

     10a(13)     (c)    10a(16)        (c)   10a(16)                 Letter Agreement with Harold W. Keiser dated January 5, 1998
                        2/23/98              2/23/98

     10a(14)     (e)    10a(16)        (e)   10a(16)                 Global Deferred Compensation Plan
                        2/22/99              2/22/99

     10a(15)     (e)    10a(17)        (e)   10a(17)                 Global Executive Incentive Compensation Plan
                        2/22/99              2/22/99

     10a(16)     (e)    10a(20)        (e)   10a(20)                 Energy Technologies Executive Incentive Compensation Plan
                        2/22/99              2/22/99

     10a(17)     (e)    10a(22)        (e)   10a(22)                 Resources Annual Incentive Compensation Plan
                        2/22/99              2/22/99

     10a(18)                                                         Employment Agreement with Lawrence R. Codey, dated
                                                                     November 17, 1999

       11                                                            Inapplicable

       12                                                            Computation of Ratios of Earnings to Fixed Charges

       13                                                            Inapplicable

       16                                                            Inapplicable

       18                                                            Inapplicable

       21                                                            Subsidiaries of the Registrant

                              PSEG
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
       22                                                            Inapplicable

       23                                                            Independent Auditors' Consent

       24                                                            Inapplicable

       27                                                            Financial Data Schedule

       28                                                            Inapplicable

       99                                                            Inapplicable

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
      3a(1)      (b)    3a             (b)   3a                      Restated Certificate of Incorporation of PSE&G
                        8/28/86              8/29/86

      3a(2)      (c)    3a(2)          (c)   3a(2)                   Certificate of Amendment of Certificate of Restated Certificate
                                             4/10/87                 of Incorporation of PSE&G filed February 18, 1987 with the
                                                                     State of New Jersey adopting limitations of liability
                                                                     provisions in accordance with an amendment to New Jersey
                                                                     Business Corporation Act

      3a(3)      (a)    3(a)3          (a)   3(a)3                   Certificate of Amendment of Restated Certificate of
                        2/3/94               2/14/94                 Incorporation of PSE&G filed June 17, 1992 with the State of
                                                                     New Jersey, establishing the 7.44% Cumulative Preferred Stock
                                                                     ($100 Par) as a series of the Preferred Stock

      3a(4)      (a)    3(a)4          (a)   3(a)4                   Certificate of Amendment of Restated Certificate of
                        2/3/94               2/14/94                 Incorporation of PSE&G filed March 11, 1993 with the State of
                                                                     New Jersey, establishing the 5.97% Cumulative Preferred Stock
                                                                     ($100 Par) as a series of Preferred Stock

      3a(5)      (a)    3(a)5          (a)   3(a)5                   Certificate of Amendment of Restated Certificate of
                        2/3/94               2/14/94                 Incorporation of PSE&G filed January 27, 1995 with the State of
                                                                     New Jersey, establishing the 6.92% Cumulative Preferred Stock
                                                                     ($100 Par) and the 6.75% Cumulative Preferred Stock -- $25 Par
                                                                     as series of Preferred Stock

       3b        (a)                   (a)                           Copy of By-Laws of PSE&G
                        2/23/95              2/23/95

      4a(1)      (f)    B-1            (c)   4b(1)                   Indenture between PSE&G and Fidelity Union Trust Company, (now
                                             2/18/81                 First Union National Bank, National Association), as Trustee,
                                                                     dated August 1, 1924, securing First and Refunding Mortgage
                                                                     Bond

                                                                     Indentures between PSE&G and First Fidelity Bank, National
                                                                     Association, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

      4a(2)      (i)    7(1a)          (c)   4b(2)                   April 1, 1927
                                             2/18/81

      4a(3)      (k)    2b(3)          (c)   4b(3)                   June 1, 1937
                                             2/18/81

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(20)      (k)    2b(20)         (c)   4b(20)                  June 1, 1967
                                             2/18/81

     4a(21)      (k)    2b(21)         (c)   4b(21)                  June 1, 1968
                                             2/18/81

     4a(22)      (k)    2b(22)         (c)   4b(22)                  April 1, 1969
                                             2/18/81

     4a(23)      (k)    2b(23)         (c)   4b(23)                  March 1, 1970
                                             2/18/81

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(41)      (b)    4e             (b)   4e                      April 1, 1982
                        4/29/82              5/5/82

     4a(42)      (a)    2              (a)   2                       September 1, 1982
                        9/17/82              9/20/82

     4a(43)      (a)    2              (a)   2                       December 1, 1982
                        12/21/82             12/21/82

     4a(44)      (d)    4(ii)          (d)   4(ii)                   June 1, 1983
                        7/26/83              7/27/83

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(62)      (a)    4              (a)    4                      July 1, 1990 (No. 2)
                        7/25/90               7/26/90

     4a(63)      (a)    4              (a)    4                      June 1, 1991 (No. 1)
                        7/1/91                7/2/91

     4a(64)      (a)    4              (a)    4                      June 1, 1991 (No. 2)
                        7/1/91                7/2/91

     4a(65)      (a)    4              (a)    4                      November 1, 1991 (No. 1)
                        12/2/91               12/3/91

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(84)      (a)    4              (a)     4                     February 1, 1994
                        2/3/94                 2/14/94

     4a(85)      (a)    4              (a)     4                     March 1, 1994 (No. 1)
                        3/15/94                3/16/94

     4a(86)      (a)    4              (a)     4                     March 1, 1994 (No. 2)
                        3/15/94                3/16/94

     4a(87)      (d)    4              (d)     4                     May 1, 1994
                        11/8/94                12/2/94

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
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

     4a(93)      (a)    4              (a)     4                     January 1, 1996 (No. 2)
                        1/26/96                1/26/96

     4a(94)      (c)    4                                            December 1, 1996
                        2/26/97

     4a(95)      (a)    4              (a)     4                     June 1, 1997
                        6/17/97                6/17/97

     4a(96)      (a)    4              (a)     4                     May 1, 1998
                        5/15/98                5/15/98

       4b        (b)    4              (b)     4                     Indenture of Trust between PSE&G and Chase Manhattan Bank
                        12/1/93                12/1/93               (National Association), as Trustee, providing for Secured
                                                                     Medium-Term Notes dated July 1, 1993

      4c(1)      (b)                   (c)                           Indenture between PSE&G and First Fidelity Bank, National
                        2/23/95                2/23/95               Association (now known as First Union National Bank), as
                                                                     Trustee, dated November 1, 1994, providing for Deferrable
                                                                     Interest Subordinated Debentures in Series

      4c(2)      (a)    4b(5)          (a)     4b(5)                 Supplemental Indenture between PSE&G and First Fidelity Bank,
                                                                     National Association (now known as First Union National Bank),
                 (d)    4d(2)          (d)     4d(2)                 as Trustee, dated September 1, 1995 providing for Deferrable
                        5/13/98                5/13/98               Interest Subordinated Debentures, Series B (relating to Monthly
                                                                     Preferred Securities)

      4d(1)      (d)    4e(1)          (d)     4e(1)                 Indenture between PSE&G and First Union National Bank, as
                        5/13/98                5/13/98               Trustee, dated June 1, 1996 providing for Deferrable Interest
                                                                     Subordinated Debentures in Series (relating to Quarterly
                                                                     Preferred Securities)

      4d(2)      (d)    4e(2)          (d)     4e(2)                 Supplemental Indenture between PSE&G and First Union National
                        5/13/98                5/13/98               Bank, as Trustee, dated February 1, 1997 providing for
                                                                     Deferrable Interest Subordinated Debentures, Series B (relating to Quarterly Preferred Securities)

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

     10a(2)                                                          Deferred Compensation Plan for Certain Employees

     10a(3)                                                          Limited Supplemental Benefits Plan for Certain Employees

     10a(4)                                                          Mid Career Hire Supplemental Retirement Plan

     10a(5)                                                          Retirement Income Reinstatement Plan

                              PSE&G
--------------------------------------------------------------------
                         EXHIBIT NUMBER
--------------------------------------------------------------------
                                     PREVIOUS FILING
      THIS       ---------------------------------------------------
     FILING      COMMISSION            EXCHANGES
     ------      ----------            ---------
     10a(6)      (e)    10a(6)         (e)     10a(6)                Long-Term Incentive Plan
                        2/22/99                2/22/99

     10a(7)                                                          Management Incentive Compensation Plan

     10a(8)      (d)    10             (d)     10                    Employment Agreement with E. James Ferland, dated June 16, 1998
                        8/14/98                8/14/98

     10a(9)      (c)    10a(12)        (c)     10a(12)               Letter Agreement with Robert C. Murray dated
                        2/10/93                2/11/93               December 17, 1991

    10a(9)(i)    (c)    10a(9)(i)      (c)     10a(9)(i)             Amendment to Letter Agreement with Robert C. Murray dated
                        2/23/98                2/23/98               January 6, 1998

     10a(10)     (c)    10a(13)        (c)     10a(13)               Letter Agreement with Patricia A. Rado dated
                        2/26/94                3/9/94                March 24, 1993

     10a(11)     (d)    10a(17)        (d)     10a(17)               Letter Agreement with Alfred C. Koeppe dated
                        11/14/95               11/14/95              August 23, 1995

     10a(12)     (e)    10a(14)        (e)     10a(14)               Directors' Stock Plan
                        2/22/99                2/22/99

     10a(13)                                                         Employment Agreement with Lawrence R. Codey, dated
                                                                     November 17, 1999

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