Form 10-Q
period 2000-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2000-05-05
CIK 788784, 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
             (Mark One)
       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March  31, 2000

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

                     Class: Common Stock, without par value
                   Outstanding at April 30, 2000: 216,354,551

As of April 30, 2000, Public Service Electric  and  Gas Company had issued and
outstanding   132,450,344  shares  of  common  stock,   without  nominal  or par
value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Public Service Enterprise Group Incorporated (PSEG)..................     1

     Public Service Electric and Gas Company (PSE&G)......................     5

     Notes to Consolidated Financial Statements -- PSEG...................     9

     Notes to Consolidated Financial Statements -- PSE&G...................   16

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       PSEG ..............................................................    17

       PSE&G..............................................................    26

   Item 3. Qualitative and Quantitative Disclosures About Market Risk.....    27

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..............................................    28

   Item 4. Submission of Matters to a Vote of Security Holders............    28

   Item 5. Other Information..............................................    29

   Item 6. Exhibits and Reports on Form 8-K...............................    30

   Signatures -- PSEG.....................................................    31

   Signatures -- PSE&G....................................................    31

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)


                                                         For The Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
    OPERATING REVENUES
      Electric Revenues  *
        Bundled                                               $ -        $ 966
        Generation                                            558            -
        Transmission and Distribution                         404            -
                                                         ---------    ---------
         Total Electric Revenues                              962          966
      Gas Distribution                                        747          700
      Other                                                   215          129
                                                         ---------    ---------
         Total Operating Revenues                           1,924        1,795
                                                         ---------    ---------
    OPERATING EXPENSES
      Electric Energy Costs                                   216          225
      Gas Costs                                               480          449
      Operation and Maintenance                               485          431
      Depreciation and Amortization                            90          173
      Taxes Other Than Income Taxes                            50           56
                                                         ---------    ---------
           Total Operating Expenses                         1,321        1,334
                                                         ---------    ---------
    OPERATING INCOME                                          603          461
    Other Income and Deductions                                11            6
    Interest Expense                                         (137)        (112)
    Preferred Securities Dividend Requirements                (24)         (24)
                                                         ---------    ---------
    INCOME BEFORE INCOME TAXES                                453          331
    Income Taxes                                             (183)        (143)
                                                         ---------    ---------
    NET INCOME                                              $ 270        $ 188
                                                         =========    =========

    WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING (000's)                               216,437      222,703
                                                         =========    =========

    EARNINGS PER SHARE (BASIC AND DILUTED)                 $ 1.25       $ 0.85
                                                         =========    =========

    DIVIDENDS PAID PER SHARE OF COMMON STOCK               $ 0.54       $ 0.54
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

      See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                       (Unaudited)
                                                        March 31,   December 31,
                                                           2000        1999
                                                       -----------  ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                  $ 121        $ 259
  Accounts Receivable:
    Customer Accounts Receivable                               782          646
    Other Accounts Receivable                                  404          371
    Allowance for Doubtful Accounts                            (46)         (40)
  Unbilled Revenues                                            183          241
  Fuel                                                         165          311
  Materials and Supplies, net of  valuation
      reserves - 2000 and 1999, $11                            139          130
  Prepayments                                                   29           53
  Miscellaneous Current Assets                                  71           72
                                                        -----------  -----------
       Total Current Assets                                  1,848        2,043
                                                        -----------  -----------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                      2,551        2,510
  Electric - Transmission and Distribution                   5,141        5,093
  Gas - Distribution                                         3,042        3,019
  Other                                                        605          534
                                                        -----------  -----------
       Total                                                11,339       11,156
  Accumulated depreciation and amortization                 (4,208)      (4,078)
                                                        -----------  -----------
       Net Property, Plant and Equipment                     7,131        7,078
                                                        -----------  -----------

NONCURRENT ASSETS
 Regulatory Assets                                           5,027        5,041
 Long-Term Investments, net of accumulated
     amortization and net of valuation allowances -
     2000, $67;1999, $65                                     3,960        3,848
 Nuclear Decommissioning Fund                                  633          631
 Other Special Funds                                           140          148
 Other Noncurrent Assets,  net of accumulated
     amortization - 2000, $16; 1999, $12                       229          226
                                                        -----------  -----------
       Total Noncurrent Assets                               9,989        9,894
                                                        -----------  -----------
TOTAL                                                     $ 18,968     $ 19,015
                                                        ===========  ===========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                  (Unaudited)
                                                   March 31,      December 31,
                                                      2000           1999
                                                  -------------   -----------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                     $ 973       $ 1,073
  Commercial Paper and Loans                             1,202         1,972
  Accounts Payable                                         802           738
  Accrued Taxes                                            255            70
  Other                                                    367           324
                                                  -------------   -----------
       Total Current Liabilities                         3,599         4,177
                                                  -------------   -----------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                          2,961         2,928
  Regulatory Liabilities                                   582           604
  Nuclear Decommissioning                                  633           631
  OPEB Costs                                               405           390
  Other                                                    502           506
                                                  -------------   -----------
       Total Noncurrent Liabilities                      5,083         5,059
                                                  -------------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES                       -             -
                                                  -------------   -----------

CAPITALIZATION:
  LONG - TERM DEBT                                       4,901         4,575
                                                  -------------   -----------

  SUBSIDIARIES' PREFERRED SECURITIES:
    Preferred Stock Without Mandatory Redemption            95            95
    Preferred Stock With Mandatory Redemption               75            75
    Guaranteed Preferred Beneficial Interest
     in Subordinated Debentures                          1,038         1,038
                                                  -------------   -----------
       Total Subsidiaries' Preferred Securities          1,208         1,208
                                                  -------------   -----------

  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, issued: 231,957,608 shares             3,604         3,604
    Treasury Stock, at cost: 2000 and 1999
        - 15,540,390 shares                               (597)         (597)
    Retained Earnings                                    1,345         1,193
    Accumulated Other Comprehensive Loss                  (175)         (204)
                                                  -------------   -----------
       Total Common Stockholders' Equity                 4,177         3,996
                                                  -------------   -----------
            Total Capitalization                        10,286         9,779
                                                  -------------   -----------
TOTAL                                                 $ 18,968      $ 19,015
                                                  =============   ===========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                             For The Quarters Ended
                                                                    March 31,
                                                             -----------------------
                                                                2000          1999
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 270         $ 188
  Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation and Amortization                                  90           173
    Amortization of Nuclear Fuel                                   26            12
    Recovery of Electric Energy and Gas Costs - net                16            89
    Provision for Deferred Income Taxes and ITC - net              29           (73)
    Investment Distributions                                       12             3
    Equity Income from Partnerships                               (11)          (10)
    Gains on Investments                                          (31)          (14)
    Leasing Activities                                            (18)          (18)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                 (105)          (74)
       Fuel and Materials and Supplies                            137           118
       Prepayments                                                 24            22
       Accounts Payable                                            64          (151)
       Accrued Taxes                                              185           221
       Other Current Assets and Liabilities                        44           118
    Other                                                          35             9
                                                             ---------     ---------
       Net Cash Provided By Operating Activities                  767           613
                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                    (149)          (79)
  Net Change in Long-Term Investments                             (62)           (2)
  Contribution to Decommissioning Funds and Other Special Funds    (8)          (12)
  Other                                                             -            (7)
                                                             ---------     ---------
       Net Cash Used In Investing Activities                     (219)         (100)
                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                  (770)         (332)
  Issuance of Long-Term Debt                                      300           252
  Redemption/Purchase of Long-Term Debt                           (99)         (149)
  Purchase of Treasury Stock                                        -          (235)
  Cash Dividends Paid on Common Stock                            (117)         (120)
                                                             ---------     ---------
       Net Cash Used In Financing Activities                     (686)         (584)
                                                             ---------     ---------
Net Change In Cash And Cash Equivalents                          (138)          (71)
Cash And Cash Equivalents At Beginning Of Period                  259           140
                                                             ---------     ---------
Cash And Cash Equivalents At End Of Period                      $ 121          $ 69
                                                             =========     =========

Income Taxes Paid                                                $  1         $   1
Interest Paid                                                    $ 96         $ 107

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                        For The Quarters Ended
                                                               March 31,
                                                      --------------------------
                                                         2000            1999
                                                      ----------     -----------
    OPERATING REVENUES
       Electric Revenues  *
         Bundled                                            $ -           $ 966
         Generation                                         558               -
         Transmission and Distribution                      404               -
                                                      ----------     -----------
           Total Electric Revenues                          962             966
       Gas Distribution                                     747             700
                                                      ----------     -----------
           Total Operating Revenues                       1,709           1,666
                                                      ----------     -----------
    OPERATING EXPENSES
       Electric Energy Costs                                205             221
       Gas Costs                                            457             424
       Operation and Maintenance                            388             387
       Depreciation and Amortization                         88             172
       Taxes Other Than Income Taxes                         49              56
                                                      ----------     -----------
             Total Operating Expenses                     1,187           1,260
                                                      ----------     -----------
    OPERATING INCOME                                        522             406
    Other Income and Deductions                              10               3
    Interest Expense                                        (97)            (93)
    Preferred Securities Dividend Requirements              (11)            (11)
                                                      ----------     -----------
    INCOME BEFORE INCOME TAXES                              424             305
    Income Taxes                                           (174)           (133)
                                                      ----------     -----------
    NET INCOME                                              250             172
    Preferred Stock Dividend Requirement                     (2)             (3)
                                                      ----------     -----------
    EARNINGS AVAILABLE TO PUBLIC SERVICE
     ENTERPRISE GROUP INCORPORATED                        $ 248           $ 169
                                                      ==========     ===========

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

       See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                           (Unaudited)
                                                             March 31,     December 31,
                                                               2000          1999
                                                            -----------   ------------
CURRENT ASSETS
  Cash and Cash Equivalents                                       $ 31          $ 173
  Accounts Receivable:
    Customer Accounts Receivable                                   605            529
    Other Accounts Receivable                                      370            313
    Allowance for Doubtful Accounts                                (40)           (35)
  Unbilled Revenues                                                183            241
  Fuel                                                             164            308
  Materials and Supplies, net of
      valuation reserves - 2000 and 1999, $11                      133            130
  Prepayments                                                       25             48
  Miscellaneous Current Assets                                      36             36
                                                            -----------   ------------
       Total Current Assets                                      1,507          1,743
                                                            -----------   ------------

PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation                                          2,408          2,439
  Electric - Transmission and Distribution                       5,141          5,093
  Gas - Distribution                                             3,042          3,019
  Other                                                            463            457
                                                            -----------   ------------
       Total                                                    11,054         11,008
  Accumulated depreciation and amortization                     (4,166)        (4,046)
                                                            -----------   ------------
       Net Property, Plant and Equipment                         6,888          6,962
                                                            -----------   ------------

NONCURRENT ASSETS
 Regulatory Assets                                               5,027          5,041
 Long-Term Investments                                              87             99
 Nuclear Decommissioning Fund                                      633            631
 Other Special Funds                                               140            148
 Other Noncurrent Assets                                            88            100
                                                            -----------   ------------
       Total Noncurrent Assets                                   5,975          6,019
                                                            -----------   ------------
TOTAL                                                         $ 14,370       $ 14,724
                                                            ===========   ============

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)

                                                (Unaudited)
                                                  March 31,      December 31,
                                                    2000            1999
                                                 ------------    ------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                   $ 523           $ 623
  Commercial Paper and Loans                             905           1,475
  Accounts Payable                                       872             676
  Accrued Taxes                                          118              70
  Other                                                  246             211
                                                 ------------    ------------
       Total Current Liabilities                       2,664           3,055
                                                 ------------    ------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                        2,050           2,032
  Regulatory Liabilities                                 582             604
  Nuclear Decommissioning                                633             631
  OPEB Costs                                             405             390
  Other                                                  471             479
                                                 ------------    ------------
       Total Noncurrent Liabilities                    4,141           4,136
                                                 ------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES                     -               -
                                                 ------------    ------------

CAPITALIZATION:
  LONG - TERM DEBT                                     3,100           3,099
                                                 ------------    ------------

  PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption           95              95
   Preferred Stock With Mandatory Redemption              75              75
   Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest
      in Subordinated Debentures                         513             513
                                                 ------------    ------------
       Total Preferred Securities                        683             683
                                                 ------------    ------------

  COMMON STOCKHOLDER'S EQUITY:
    Common Stock, issued: 132,450,344 shares           2,563           2,563
    Contributed Capital                                  594             594
    Retained Earnings                                    628             597
    Accumulated Other Comprehensive Loss                  (3)             (3)
                                                 ------------    ------------
       Total Common Stockholder's Equity               3,782           3,751
                                                 ------------    ------------
            Total Capitalization                       7,565           7,533
                                                 ------------    ------------
TOTAL                                               $ 14,370        $ 14,724
                                                 ============    ============

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                              For The Quarters Ended
                                                                     March 31,
                                                              -----------------------
                                                                2000          1999
                                                              ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $ 250        $ 172
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                    88          172
    Amortization of Nuclear Fuel                                     26           12
    Recovery of Electric Energy and Gas Costs - net                  16           89
    Provision for Deferred Income Taxes and ITC - net                18          (59)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues                    (70)         (62)
       Fuel and Materials and Supplies                              141          116
       Prepayments                                                   23           21
       Accounts Payable                                             231          (59)
       Accrued Taxes                                                 48           78
       Other Current Assets and Liabilities                          35          144
    Other                                                            46          (12)
                                                              ----------    ---------
       Net Cash Provided By Operating Activities                    852          612
                                                              ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC                      (110)         (79)
  Contribution to Decommissioning Funds and Other Special Funds      (8)         (12)
  Other                                                              12           10
                                                              ----------    ---------
       Net Cash Used In Investing Activities                       (106)         (81)
                                                              ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                    (570)        (279)
  Redemption/Purchase of Long-Term Debt                             (99)           -
  Cash Dividends Paid on Common Stock                              (217)        (277)
  Other                                                              (2)          (2)
                                                              ----------    ---------
       Net Cash Used In Financing Activities                       (888)        (558)
                                                              ----------    ---------
Net Change In Cash And Cash Equivalents                            (142)         (27)
Cash And Cash Equivalents At Beginning Of Period                    173           42
                                                              ----------    ---------
Cash And Cash Equivalents At End Of Period                         $ 31         $ 15
                                                              ==========    =========

Income Taxes Paid                                                  $  -         $  1
Interest Paid                                                      $ 90         $ 98

See Notes to Consolidated Financial Statements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Registrant's Notes contained in the 1999 Annual Report on Form 10-K. These Notes update and supplement matters discussed in the 1999 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 1999 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In January 1999, the State Legislature passed the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) which was signed into law by the Governor on February 9, 1999. Following the enactment of the Energy Competition Act, the Board of Public Utilities (BPU) rendered its summary decision relating to Public Service Electric and Gas Company's (PSE&G) rate unbundling, stranded costs and restructuring proceedings (Summary Order) on April 21, 1999 and subsequently issued its Final Order in these matters on August 24, 1999. The Energy Competition Act and the related BPU proceedings are hereinafter defined as the Energy Master Plan Proceedings. These proceedings opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000.

     In October and November 1999, two appeals of the Final Order and two appeals of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several customers and the Office of the Ratepayer Advocate. On April 13, 2000, a three-judge panel unanimously affirmed the Final Order and Finance Order. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision. The brief of the appellant, specifying the issues to be reviewed and the reasons why the Supreme Court should consider its request, must be filed with the Court not later than May 15, 2000. On May 5, 2000, PSE&G filed a Notice of Motion for Accelerated Briefing and Disposition of the Petition for Certification which, if granted, would require all briefing to be completed by May 30, 2000. While PSE&G believes that the Court is not reasonably likely to exercise its discretion to review the Appellate Division decision and that the securitization transaction is expected to be completed by or around the end of the second quarter of 2000, followed by the generation-related asset sale, no assurances can be given as to the timing or outcome of such matters.

Note 3. Regulatory Assets and Liabilities

     At March 31, 2000 and December 31, 1999, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                        March 31,         December 31,
                                                                          2000                1999
                                                                      ---------------    -----------------
                                                                            (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Securitized...........................               $4,057               $4,057
   SFAS 109 Income Taxes......................................                  285                  286
   OPEB Costs.................................................                  232                  237
   Societal Benefits Charges (SBC)............................                  119                  130
   Demand Side Management Costs...............................                    7                    7
   Environmental Costs........................................                  104                   94
   Unamortized Loss on Reacquired Debt and Debt Expense.......                  113                  117
   Other......................................................                  110                  113
                                                                      ---------------    -----------------
       Total Regulatory Assets................................               $5,027               $5,041
                                                                      ===============    =================

Regulatory Liabilities:
   Excess Depreciation Reserve................................                 $537                 $569
   Non-utility Generation Market Transition Charge (NTC)......                   14                   20
   Overrecovered Gas Costs....................................                   31                   15
                                                                      ---------------    -----------------
       Total Regulatory Liabilities...........................                 $582                 $604
                                                                      ===============    =================

Note 4.  Commitments and Contingent Liabilities

Pending Asset Purchases

     On October 6, 1999, PSEG Power LLC (Power) announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk) to purchase its 400 megawatt
(MW) oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Niagara Mohawk could also receive up to an additional $9.0 million if Power chooses to pursue redevelopment of the Albany Steam Station. Under a transition power supply contract in place through September 2003, Niagara Mohawk will purchase electricity from Power at prices consistent with those established in Niagara Mohawk's regulatory agreement with the New York Public Service Commission (NYPSC). In April 2000, the NYPSC approved the sale of the Albany Steam Station to Power. Power expects to complete the transaction in the second quarter of 2000.

     On September 30, 1999, Power announced an agreement to acquire all of Conectiv's interests in Salem Nuclear Generating Station (Salem) and Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in Peach Bottom Atomic Power Station (Peach Bottom) for an aggregate purchase price of $15.4 million plus the net book value of Conectiv's nuclear fuel at closing. Payment of Power's obligation under such agreement has been guaranteed by PSEG. Power will purchase Conectiv's 14.82% interest (328 MW) in Salem, Conectiv's 5% interest (52 MW) in Hope Creek and half of Conectiv's 15.02% interest (164 MW) in Peach Bottom. Once completed, PSEG, through Power and PSE&G, would own a 57.41% interest (1,270 MW) in Salem, a 100% interest (1,031 MW) in Hope Creek and a 50% interest (1,094 MW) in Peach Bottom. While certain regulatory approvals have been obtained, the purchases are still subject to approval by the BPU, the Virginia State Corporation Commission and the Pennsylvania Public Utility Commission (PPUC). Power expects to complete the purchases in 2000.

PSE&G Manufactured Gas Plant Remediation Program

     Since 1988, New Jersey Department of Environmental Protection (NJDEP) and PSE&G have identified 38 former manufactured gas plant sites. PSE&G is currently working with NJDEP under a program to assess, investigate and, if necessary, remediate environmental conditions at these sites. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The Energy Competition Act provides for the continuation of Remediation Adjustment Charge (RAC) programs. The Final Order provides for the recovery of costs for this remediation effort through the SBC.

Passaic River Site

     The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility", including the former Harrison Gas Plant and Essex Generating Station. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

Note  5.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Commodity-Related Instruments -- PSE&G (including Power)

     At March 31, 2000 and December 31, 1999, PSE&G held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At March 31, 2000, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 9.4 million megawatt-hours (mWh) of electricity and 16.7 million MMBTU (million British thermal units) of natural gas. At December 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 36.1 million mWh of electricity and 25.5 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     PSE&G's energy trading and related contracts have been marked to market and gains and losses from such contracts were included in earnings. PSE&G recorded $34 million and $18 million of gains in the quarters ended March 31, 2000 and 1999, respectively.

Commodity-Related Instruments -- Energy Holdings

     PSEG Energy Technologies Inc. (Energy Technologies) enters into futures contracts to buy natural gas and electricity related to fixed-price sales commitments. Such contracts hedged approximately 56% and 85% of its fixed price natural gas sales and electric sales commitments, respectively, at March 31, 2000 and 64% and 85% of its fixed price natural gas sales and electric sales commitments, respectively, at December 31, 1999. In February 2000, Energy Technologies entered into a business arrangement with a third party to provide an internet-based auction exchange that will allow customers an alternative method in purchasing their energy requirements. As a result of this change in strategic direction, Energy Technologies will discontinue the business of buying and selling natural gas and electricity.

Equity Securities -- Energy Holdings

     PSEG Resources Inc. (Resources) has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at March 31, 2000 and December 31, 1999 were $157 million and $131 million, respectively. The increase in fair value was primarily due to higher valuation of various securities within Resources' portfolio. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $12 million at March 31, 2000 and $11 million at December 31, 1999.

Foreign Currencies -- Energy Holdings

     In accordance with their growth strategies, Global and Resources have made international investments of approximately $1.5 billion and $1.1 billion, respectively, as of March 31, 2000.

     Resources' international investments are primarily leveraged leases of assets located in Australia, New Zealand, the Netherlands, Germany and the United Kingdom with associated revenues denominated in U.S. dollars and, therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Peru and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries'
currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in other comprehensive income, a separate component of stockholders' equity. Cumulatively, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity by approximately $172 million.

     Global had consolidated project debt totaling $89 million as of March 31, 2000 associated with Global's investment in a Brazilian distribution company that is non-recourse to Global, Energy Holdings and PSEG. The debt is denominated in the Brazilian Real and is indexed to a basket of currencies, approximately 58% of which is the U.S. dollar. Global is subject to foreign currency exchange rate risk as a result of exchange rate movements between the indexed foreign currencies and Real and between the Real and the U.S. dollar. Exchange rate changes ultimately impact the debt level outstanding in the reporting currency and result in foreign currency gains or losses. Gains or losses resulting from such exchange rate movements are included in other income for the period and amounted to a gain of $1 million and a loss of $3 million for the quarters ended March 31, 2000 and 1999, respectively.

Interest Rates

     PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2000, a hypothetical 10% change in market interest rates would result in a $5 million, $10 million and $1 million change in annual interest costs related to short-term and floating rate debt at PSEG, PSE&G and Energy Holdings, respectively.

Note 6.  Income Taxes

     PSEG's effective income tax rate is as follows:

                                                                                      Quarter Ended March 31,
                                                                                   -----------------------------
                                                                                      2000              1999
                                                                                   -----------      ------------

     Federal tax provision at statutory rate.............................             35.0%              35.0%
     New Jersey Corporate Business Tax, net of Federal benefit...........              5.9%               5.9%
     Other-- net.........................................................             (0.5)%              2.1%
                                                                                   -----------      ------------
          Effective Income Tax Rate......................................             40.4%              43.0%
                                                                                   ===========      ============

Note 7.  Financial Information by Business Segments

Basis of Organization

     The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment of each of PSEG's lines of business and the types of products and services offered. Effective with the unbundling of PSE&G's rates on August 1, 1999 and the deregulation of the electric generation portion of PSE&G's business, the basis of segment reporting changed beginning with the third quarter of 1999. The generation and energy trading portions of PSE&G's business are now separate reportable segments, whereas they previously had been part of the Electric segment. Estimates have been used to separate historical, pre-August 1, 1999, electric segment data into the Generation, Energy Resources and Trade, and Transmission and Distribution segments of PSE&G's business.

     Information related to the segments of PSEG's business is detailed below:

                                                     Energy
                                                     Resources                                             Consolidated
                                         Generation  and Trade    T & D   Resources   Global    Other (A)     Total
                                         --------------------------------------------------------------------------------
                                                                     (Millions of Dollars)
For the Quarter Ended March 31, 2000:
     Total Operating Revenues..........        $524         $34   $1,151        $66        $38      $111         $1,924
     Segment Net Income (Loss).........         109          17      124         27          4       (11)           270
                                         ================================================================================
For the Quarter Ended March 31, 1999:
     Total Operating Revenues..........        $658         $18     $990        $46        $28       $55         $1,795
     Segment Net Income (Loss).........          76           8       88         19          2        (5)           188
                                         ================================================================================
As of March 31, 2000:
     Total Assets......................      $2,033        $327  $12,010     $2,194     $1,774      $630        $18,968
                                         ================================================================================
As of December 31, 1999:
     Total Assets......................      $2,256        $246  $12,222     $2,096     $1,715      $480        $19,015
                                         ================================================================================

(A) PSEG's other activities include amounts applicable to PSEG, the parent corporation, and Energy Holdings, excluding Resources and Global.

     Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.



                                                       Revenues (1)                        Identifiable Assets
                                               ------------------------------
                                                                                  ---------------------------------------
                                                      Quarter Ended
                                                        March 31,                  March 31,              December 31,
                                               ------------------------------     --------------       ------------------
                                                  2000              1999              2000                   1999
                                               -------------     ------------     --------------       ------------------
                                                  (Millions of Dollars)                   (Millions of Dollars)

United States.............................          $1,876           $1,768            $16,417                  $16,595
Foreign Countries (2).....................              48               27              2,551                    2,420
                                               -------------     ------------     --------------       ------------------
     Total................................          $1,924           $1,795            $18,968                  $19,015
                                               =============     ============     ==============       ==================

Identifiable investments in foreign countries include:
      Netherlands                                                                         $697                     $623
      Chile and Peru                                                                       543                      520
      Argentina                                                                            362                      356
      Brazil (3)                                                                           352                      330
      Other                                                                                597                      591
                                                                                  --------------       ------------------
Total                                                                                   $2,551                   $2,420
                                                                                  ==============       ==================


--------------------------------------------------------------------------------

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(191) million (pretax) as of March 31, 2000 and $(222) million (pretax) as of December 31, 1999.

(3) Amount is net of foreign currency translation adjustment of $(171) million (pretax) as of March 31, 2000 and $(189) million (pretax) as of December 31, 1999.

Note 8.  Accounting Matters

     In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. Consequently, SFAS 133 will be effective for all fiscal quarters beginning after January 1, 2001. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a hedge will be immediately recognized in earnings. PSEG and PSE&G are currently evaluating the impact of SFAS 133 as part of their implementation plan.

Note 9.  Comprehensive Income

Comprehensive Income, Net of Tax:

                                                                                       Quarter Ended March 31,
                                                                                   -----------------------------
                                                                                       2000             1999
                                                                                   -----------      ------------
                                                                                      (Millions of Dollars)
     Net income..........................................................                $270             $188
     Foreign currency translation, net of tax of $(3) and
     $(14) for 2000 and 1999, respectively...............................                  28             (125)
                                                                                   -----------      ------------
          Comprehensive income...........................................                $298              $63
                                                                                   ===========      ============

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

Note 6.  Income Taxes

     PSE&G's effective income tax rate is as follows:

                                                                                       Quarter Ended March 31,
                                                                                   -----------------------------
                                                                                      2000             1999
                                                                                   -----------      ------------
     Federal tax provision at statutory rate.............................               35.0%            35.0%
     New Jersey Corporate Business Tax, net of Federal benefit...........               5.9%              5.9%
     Other-- net.........................................................               0.1%              2.9%
                                                                                   -----------      ------------
          Effective Income Tax Rate......................................              41.0%             43.8%
                                                                                   ===========      ============

Note 9.  Comprehensive Income

     For the quarters ended March 31, 2000 and 1999, PSE&G's comprehensive income equaled the consolidated net income of PSE&G.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 1999 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Overview and Future Outlook

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the Board of Public Utilities (BPU) rendered its summary decision relating to Public Service Electric and Gas Company's (PSE&G) rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued its Final Order in these matters. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings are referred to as the Energy Master Plan Proceedings. These proceedings opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000.

     Also in 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) to authorize, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity in payment therefor, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. The order was consistent with the provisions of the Energy Competition Act and the Final Order.

     As set forth in the Final Order, PSE&G has been directed to sell all of its electric generation-related assets and all associated rights and liabilities to a separate corporate entity to be owned by PSEG. As a result, PSEG organized PSEG Power LLC (Power) to acquire and manage PSE&G's electric generation-related assets. Prior to the execution of such transfer, Power must obtain approval from the Pennsylvania Public Utility Commission (PPUC) to transfer PSE&G's assets in Pennsylvania. In 1999, the Federal Energy Regulatory Commission (FERC) approved PSE&G's proposed sale of its generating units to Power and gave exempt wholesale generator (EWG) status to PSEG Fossil LLC (Fossil) and PSEG Nuclear LLC (Nuclear). In February 2000, the Nuclear Regulatory Commission (NRC) gave approval to transfer PSE&G's nuclear licenses to Nuclear, conditioned upon BPU approval.

     In October and November 1999, two appeals of the Final Order and two appeals of the BPU's order approving PSE&G's petition relating to the proposed securitization transaction for an irrevocable Bondable Stranded Costs Rate Order (Finance Order) were filed in the Appellate Division of the New Jersey Superior Court on behalf of several customers and the Office of the Ratepayer Advocate. On April 13, 2000, a three-judge panel unanimously affirmed the Final Order and Finance Order. On May 2, 2000, one of the appellants filed a notice of its intention to request the New Jersey Supreme Court to exercise its discretion to review the unanimous Appellate Division decision. The brief of the appellant, specifying the issues to be reviewed and the reasons why the Supreme Court should consider its request, must be filed with the Court not later than May 15, 2000. On May 5, 2000, PSE&G filed a Notice of Motion for Accelerated Briefing and Disposition of the Petition for Certification which, if granted, would require all briefing to be completed by May 30, 2000. While PSE&G believes that the Court is not reasonably likely to exercise its discretion to review the Appellate Division decision and that the securitization transaction is expected to be completed by or around the end of the second quarter of 2000, followed by the generation-related asset sale, no assurances can be given as to the timing or outcome of such matters.

     PSEG has positioned PSEG Energy Holdings, Inc. (Energy Holdings) as a major part of its planned growth strategy. In order to achieve this strategy, PSEG Global Inc. (Global) will focus on generation and distribution investments within targeted high-growth regions. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. PSEG Resources Inc. (Resources) will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. PSEG Energy Technologies Inc. (Energy Technologies) will continue to provide heating, ventilating and air conditioning (HVAC) contracting and other energy-related services to industrial and commercial customers in Northeastern and Middle Atlantic United States.

     To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility businesses, it must be understood that such businesses have changed due to the deregulation of the electric generation and natural gas commodity sales businesses. Past results are not an indication of future business prospects or financial results.

Results of Operations


                                                              Earnings (Losses)
                                                        -------------------------------
                                                                Quarter Ended
                                                                  March 31,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
                                                             (Millions of Dollars)
      PSE&G.......................................           $ 248              $ 169
      Energy Holdings.............................              25                 19
      PSEG*.......................................              (3)                --
                                                        ------------       ------------
            Total PSEG............................          $ 270               $ 188
                                                        ============       ============





                                                          Contribution to Earnings
                                                                  Per Share
                                                             (Basic and Diluted)
                                                        -------------------------------
                                                                Quarter Ended
                                                                  March 31,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
      PSE&G.......................................           $ 1.15            $ 0.76
      Energy Holdings.............................             0.11              0.09
      PSEG*.......................................            (0.01)               --
                                                        ------------       ------------
            Total PSEG............................           $ 1.25            $ 0.85
                                                        ============       ============

       * Interest on certain financing transactions.

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $1.25 for the quarter ended March 31, 2000, representing an increase of $0.40 or 47% per share from the comparable 1999 period.

     PSE&G's contribution to earnings per share of Common Stock for the quarter ended March 31, 2000 increased $0.39 or 51% from the comparable 1999 period. The increase for the quarter ended March 31, 2000 was primarily due to lower expenses, including lower Electric Energy Costs and lower depreciation and amortization resulting from the lower net book value of PSE&G's generation-related assets and the amortization of the Excess Depreciation Reserve beginning in January 2000. Also contributing to the increase were higher electric and gas margins. Lower electric energy costs driven by the high capacity factors of PSE&G's nuclear units, combined with the continued strong results of PSE&G's wholesale trading operations more than offset the 5% rate reduction in electric rates.

     Energy Holdings' contribution to earnings per share of Common Stock for the quarter ended March 31, 2000 increased $0.02 or 22% from the comparable 1999 period, primarily due to higher income from Resources' investment portfolio in the first quarter of 2000.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter ended March 31, 2000 increased $0.04 from the comparable 1999 period. A total of 15.8 million shares were repurchased at a cost of $607 million under this program as of March 31, 2000.

PSE&G -- Revenues

     Electric

     Revenues decreased $4 million or 0.4% for the quarter ended March 31, 2000 from the comparable period in 1999 primarily due to the 5% rate reduction which decreased generation revenues by approximately $46 million. The rate reduction was substantially offset by increased sales resulting from the strength of the New Jersey economy combined with increased trading revenues. Once the securitization transaction is complete, there will be an additional 2% rate reduction. In addition, future customer migration from PSE&G could further reduce future basic generation service (BGS) revenues. However, such customer migration also creates the opportunity to sell available energy and capacity into the wholesale market. As of March 31, 2000 third party suppliers had gained approximately 11% of the customer load traditionally served by PSE&G. Also, since PSE&G's distribution customers have the ability to change energy suppliers, the potential return of migrated customers to PSE&G during high cost summer periods could have a material adverse effect on Power and PSEG.

     Gas

     Revenues increased $47 million or 7% for the quarter ended March 31, 2000 from the comparable period in 1999 due to several factors, including the strength of the New Jersey economy. Additional customer migration due to the opening of full competition in 2000 could further reduce future revenues. However, since PSE&G earns income through the distribution of gas rather than the sale of the commodity, net income would not be affected by customers choosing another supplier.

PSE&G -- Expenses

     Electric Energy Costs

     Electric Energy Costs decreased $16 million or 7% for the quarter ended March 31, 2000 from the comparable 1999 period primarily due to lower generation costs due to the high capacity factors of PSE&G's nuclear units and lower prices for power purchases beginning in August 1999.

     Gas Costs

     As a result of the increase in gas revenues discussed above, Gas Costs increased $33 million or 8% for the quarter ended March 31, 2000 from the comparable 1999 period.

     Depreciation and Amortization

     Depreciation and Amortization expense decreased $84 million or 49% for the quarter ended March 31, 2000 from the comparable 1999 period. The decrease was primarily due to lower net book value balances of PSE&G's generation-related assets which were reduced as of April 1, 1999 as a result of the impairment recorded pursuant to SFAS 121, resulting in reduced depreciation by approximately $60 million for the quarter ended March 31, 2000. Additionally, for the quarter ended March 31, 2000, the amortization of the excess electric distribution depreciation reserve, which commenced on January 1, 2000, reduced expenses by approximately $32 million for the quarter ended March 31, 2000. These decreases were partially offset by higher depreciation rates for generation-related assets and higher depreciation expenses related to capital additions to the transmission and distribution business.

     Once the securitization transaction is complete, the regulatory asset recorded for PSE&G's stranded costs will be amortized with such amortization expense partially offsetting these decreases.

     Income Taxes

     Income Taxes increased $41 million or 31% for the quarter ended March 31, 2000 from the comparable 1999 period, primarily due to higher pretax operating income.

Energy Holdings -- Earnings


                                                                                  Quarter Ended
                                                                                    March 31,
                                                                          --------------------------------
                                                                             2000               1999
                                                                          -------------      -------------
                                                                              (Millions of Dollars)
Earnings Before Interest, Taxes and Preferred Dividends:
     Resources..................................................                $62                 $43
     Global.....................................................                 26                  18
     Energy Technologies........................................                 (8)                 (3)
                                                                          -------------      -------------
          Sub-total.............................................                 80                  58
Interest, Taxes and Preferred Dividends.........................                 55                  39
                                                                          -------------      -------------
Total Energy Holdings Earnings..................................                $25                 $19
                                                                          =============      =============

Energy Holdings -- Revenues

     Revenues increased $86 million to $215 million from $129 million for the quarter ended March 31, 2000 as compared to the same period in 1999. The increase was due to an increase of $19 million at Resources due to higher income from financial investments and higher income from new leveraged lease investments, a $56 million increase at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 1999 and 2000 and an $11 million increase at Global primarily due to the addition of revenues from distribution company investments in Chile and Peru. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

Energy Holdings -- Operating Expenses

     Operating expenses increased $62 million to $136 million from $74 million for the quarter ended March 31, 2000 as compared to the same period in 1999. The increase was primarily due to the addition of operating expenses from the entities acquired by Energy Technologies in 1999 and 2000. In addition, Energy Technologies will discontinue buying and selling natural gas and electricity and has entered into a business arrangement with a third party to provide an internet-based auction exchange that will allow customers an alternative method for purchasing their energy requirements. As a result of this change in strategic direction, Energy Technologies recognized a charge to income of approximately $7 million relating to severance costs and the write-down of fixed assets.

Energy Holdings -- Interest Expense and Preferred Dividends

     Interest Expense and Preferred Dividends increased $16 million to $41 million from $25 million for the quarter ended March 31, 2000 as compared to the same period in 1999. The increase was primarily due to financing 1999 investment and acquisition activities.

Liquidity and Capital Resources

     PSEG and PSE&G

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries in operation in 2000, PSE&G and Energy Holdings

     On September 17, 1999, the BPU issued its Finance Order which authorized, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. PSEG and PSE&G expect such sale of transition bonds and the receipt of proceeds in 2000.

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

     The Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

     1.   Withdraw   funds  for  corporate   use  by  utilizing   additions  and
          improvements and/or retired bonds. (Option 1)

     2.   Direct  the  Trustee  to  invest  the  proceeds  in  U.S.   Government
          Securities. (Option 2)

     3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

     During the twelve months ended March 31, 2000, $200 million of Mortgage Bonds matured and $322 million of Mortgage Bonds were purchased in the open market. At March 31, 2000, PSE&G had a total of $3.627 billion of Mortgage Bonds outstanding, of which $2.835 billion are taxable registered Mortgage Bonds subject to the special redemption provisions outlined in Option 3 (Redeemable Bonds). Approximately $523 million of these Redeemable Bonds are scheduled to mature by June 30, 2000. Further, $777 million of the Mortgage Bonds outstanding are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Neither the Pollution Control Bonds nor the Coupon Bonds are subject to the special redemption provisions outlined in Option 3.

     PSE&G has not yet made a final decision as to the amount and the manner in which it will retire or redeem its Mortgage Bonds. Such a decision will be made on or about the time the proceeds from securitization and the sale of the generation-related assets to Power are deposited with the Trustee, on the basis of market conditions and other factors existing at that time (see Overview and Future Outlook). Based on current information, a likely utilization of the options available to PSE&G, as noted above, could be as follows:

     A. Withdraw $2.4 billion of net proceeds from securitization under Option 1, above. These proceeds would be used to:

          i.   Redeem $123.5 million of Pollution Control Bonds now redeemable;

          ii.  Retire PSE&G's outstanding short-term debt; and

          iii. Reduce PSE&G common and/or preferred securities with the balance of proceeds.

     B. Withdraw the proceeds ($2.4 billion to $2.8 billion) from the generation-related asset sale to Power under Option 1. These proceeds will be used to reduce PSE&G common and/or preferred securities.

     As previously reported, in anticipation of securitization, PSEG's Board of Directors has authorized the repurchase of up to an aggregate of 30 million shares of Common Stock in the open market. At March 31, 2000, PSEG had repurchased approximately 15.8 million shares of Common Stock, at a cost of approximately $607 million. The repurchased shares have been held as treasury stock or used for other corporate purposes. At April 30, 2000, PSEG had repurchased approximately 16.1 million shares of Common Stock at a cost of approximately $617 million. In December 1999, PSEG entered into a Forward Purchase Agreement with a third party. The transaction may be settled in cash or with shares of Common Stock. Any repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction which is expected in the second quarter of 2000. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

     Going forward, cash generated from PSE&G's regulated business is expected to provide the majority of the funds for PSE&G's business needs. Following
Power's initial external financing, Power's capital needs will be funded with cash generated from operations and may be supplemented with external financings and equity infusions from PSEG as dictated by its growth strategy. Energy Holdings' growth will be funded through external financings, equity infusions from PSEG and cash generated from operations.

     Dividend payments on Common Stock were $0.54 per share and totaled approximately $117 million and $120 million during the three months ended March 31, 2000 and 1999, respectively. PSEG has not increased its dividend rate in eight years in order to retain additional capital for reinvestment and to reduce its payout ratio as earnings grow. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $217 million and $277 million to PSEG during the three months ended March 31, 2000 and 1999, respectively. These amounts were used to fund PSEG's Common Stock dividends and to support a portion of PSEG's stock repurchase program.

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

     As a result of the final outcome and the accounting impacts resulting from the deregulation of the electric generation business in New Jersey, PSEG and PSE&G do not believe that the Focused Audit provision requiring notification to the BPU if PSEG's non-utility assets exceed 20% of its consolidated assets remains appropriate and believe that modifications will be required (such assets at March 31, 2000 totaled approximately 24% of PSEG's consolidated assets). The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% of total PSEG assets once the utility's generating assets were sold to a non-regulated subsidiary and directed PSE&G to file a petition with the BPU to maintain the existing regulatory parameters or to propose modifications to the Focused Audit order no later than the end of the first quarter of 2000. The Final Order also recognized that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. In March 2000, PSE&G submitted a letter to the BPU as its initial compliance with this filing requirement in which it notified the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable.

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

     In 2000, Power announced that it will construct a 500 MW natural gas-fired, combined-cycle electric generating plant at Bergen Generating Station at a cost of approximately $290 million with completion expected in June 2002. Power will also install four new combustions turbines at Burlington Generating Station and two new combustion turbines at Linden Generating Station, adding 186 MW and 164 MW, respectively, of electric generating capacity, at a cost of approximately $155 million. The new combustion turbines are expected to be installed and operational by July 2000. Project costs through March 31, 2000 totaled $138 million.

     On October 6, 1999, Power announced an agreement with Niagara Mohawk Power Corporation (Niagara Mohawk), to purchase its 400 MW oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. On September 30, 1999, Power announced that it has signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. For further discussion, see Note 4. Commitments and Contingent Liabilities of Notes.

     For the quarter ended March 31, 2000 PSE&G had net plant additions of $110 million, excluding Allowance for Funds Used During Construction (AFDC) and capitalized interest, a $31 million increase from the corresponding 1999 period.

     Energy Holdings

         Global

     In February 2000, Global and its 50% partner completed a $329 million project financing for a 1,000 MW gas-fired combined-cycle electric generation facility to be located in Texas. The facility is under construction and commercial operation is expected in 2001. The total cost of the facility is estimated to be approximately $528 million, of which Global's equity investment, including loans and guarantees, is estimated to be approximately $190 million.

         Resources

     In January and February 2000, Resources invested $73 million in two leveraged lease transactions including a gas distribution system in the Netherlands and an electric power plant in the United States.

         Energy Technologies

     In January 2000, Energy Technologies acquired two mechanical contracting companies in Pennsylvania and New York for an aggregate cost of approximately $21 million.

External Financings

     PSEG

     At March 31, 2000, PSEG had a committed $150 million revolving credit facility which expires in December 2002. At March 31, 2000, PSEG had $60 million outstanding under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank for an unlimited amount. At March 31, 2000, PSEG had $105 million outstanding under this line of credit.

     On March 22, 2000, PSEG entered into an $850 million bank credit facility, structured as a $570 million 364 day credit agreement and a $280 million 5 year credit agreement. The sole purpose of this credit facility is to provide liquidity for the newly established $850 million PSEG commercial paper program. PSEG is expected to begin issuing commercial paper on May 1, 2000. The proceeds from the commercial paper program will be used for general corporate purposes and, until securitization proceeds are received, will temporarily fund share repurchases and Power.

     In 1998, PSEG issued $100 million of Extendible Notes, Series A, due November 22, 2000. These Notes were automatically tendered to the remarketing agent for remarketing in February 2000. The interest rate through maturity is at the three-month London Interbank Offered Rate (LIBOR) plus 0.22%, reset quarterly.

     Also in 1998, PSEG issued $175 million of Extendible Notes, Series B, due November 22, 2000. These Notes were automatically tendered to the remarketing agent for remarketing in November 1999. The interest rate is at the three-month LIBOR plus 0.60%, reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing in May 2000.

     In 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001. These Notes were automatically tendered to the remarketing agent for remarketing in March 2000. The interest rate through September 2000 is at three-month LIBOR plus 0.20% reset quarterly. These Notes will be automatically tendered to the remarketing agent for remarketing in September 2000.

     PSE&G

     In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed.

     On February 1, 2000, $100 million of PSE&G's 7.625% Bonds, Series II, matured.

     To provide liquidity for its commercial paper program, PSE&G has an $850 million revolving credit agreement expiring in June 2000 and a $650 million revolving credit agreement expiring in June 2002, The latter will be reduced by a minimum of $200 million within 60 days after the sale of generation-related assets to Power. These agreements are with a group of commercial banks, which provide for borrowings of up to one year. As of March 31, 2000, there were no borrowings outstanding under these credit agreements.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 2001, not more than $2.0 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has several uncommitted lines of credit with banks. On March 31, 2000, PSE&G had $838 million of short-term debt outstanding, including $130 million borrowed against its uncommitted bank lines of credit.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of March 31, 2000, Fuelco had commercial paper of $67 million outstanding. After the purchase of PSE&G's generation-related assets is completed, it is anticipated that Fuelco's commercial paper program will be discontinued and financing of Peach Bottom nuclear fuel will be funded through Power.

     Energy Holdings

     In February 2000, Energy Holdings issued $300 million of 9.125% Senior Notes due February 2004. The proceeds of the sale were used for the repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. Borrowings under the revolving credit facilities were used to finance investments and acquisitions and for general corporate purposes. Energy Holdings expects to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2000.

     Also in February 2000, Energy Holdings closed on a $190 million letter of credit facility to support a future equity investment in a generation project in Texas.

     In October 1999, Energy Holdings issued $400 million of 10.0% Senior Notes due October 2009. The proceeds were used for the repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. Borrowings under the revolving credit facilities were used to finance investments and acquisitions and for general corporate purposes. In January 2000, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for these Senior Notes.

     At March 31, 2000, Energy Holdings had total debt outstanding of $1.8 billion, including debt at PSEG Capital and consolidated debt that is non-recourse to PSEG, Energy Holdings and Global. At March 31, 2000, PSEG Capital had total debt outstanding of $630 million, all of which was comprised of MTNs with maturities between 2000 and 2003.

Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $1.5 billion and $1.1 billion, respectively, of international investments. As of March 31, 2000, foreign investments represented 13.4% of PSEG's consolidated assets and contributed 2.5% of first quarter 2000 consolidated revenues. For discussion of the foreign currency risk, see Note 5. Financial Instruments and Risk Management of Notes.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings and Foreign Operations.

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

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates and Energy Holdings' commodity-related instruments, equity securities and foreign currency risks, see Note 5. Financial Instruments and Risk Management of Notes.

     Commodity-Related Instruments

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

     PSEG uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements, physical and financial contracts. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSEG estimates value-at-risk across its commodity business using a model with historical volatilities and correlations.

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at March 31, 2000 was approximately $8 million, compared to the December 31, 1999 level of $3 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

     Foreign Currencies--Energy Holdings

     For discussion of foreign currency risks, see Note 5. Financial Instruments and Risk Management of Notes.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) 1999 Annual Report on Form 10-K is updated below.

(1) Form 10-K, page 27. In the matter of G.E. Stricklin v. I. Lerner, et.al., Civil Action No. 99-1950, on March 29, 2000, the Third Circuit Court of Appeals issued an order affirming the lower courts dismissal of this action.

(2) Form 10-K, pages 5, 27, 33, 64 and 69. See Pages 9 and 17. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

(3) Form 10-K, pages 8, 27, 34 and 69. See Pages 9 and 17. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings.

(4) Form 10-K, pages 27 and 85. See Page 11. Investigation and additional investigation by the U.S. Environmental Protection Agency (EPA) regarding the Passaic River site.


                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     PSEG's Annual Meeting of Stockholders was held on April 18, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:


                                                                         Votes                Votes
                                                                          For               Withheld
                                                                    ----------------    -----------------
Proposal 1 - Election of Directors
     Class I - Term expiring 2003
          Ernest H. Drew                                              173,431,000           4,464,737
          E. James Ferland                                            173,367,655           4,528,082
          Marilyn M. Pfaltz                                           173,376,996           4,518,741
     Class II - Term Expiring 2001
          Forrest J. Remick                                           173,380,142           4,515,595


                                                                         Votes                Votes
                                                                          For                Against          Abstentions
                                                                    ----------------    -----------------    --------------
Proposal 2 - Ratification of the Appointment of
Deloitte & Touche LLP as Independent Auditors for 2000                175,602,560            819,101           1,474,076



With respect to Proposal 2, abstentions are not counted in the vote totals and, therefore, have no effect on the vote.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1999 Annual Report to the SEC is updated below. References are to the related pages on the Form 10-K as printed and distributed.

Prevention of Significant Deterioration/New Source Review

     New Matter. In April 2000, PSE&G received a request for information from the EPA and the NJDEP pursuant to section 114 of the Clean Air Act seeking information concerning its Hudson Generation Station and Mercer Generation Station to assess those stations' compliance with the EPA's regulations for Prevention of Significant Deterioration/New Source Review. Generally, these regulations require major sources of criteria air pollutants to obtain permits, install pollution control technology and obtain offsets in some circumstances when those sources undergo a "major modification," as defined in the regulations. PSE&G is collecting information responsive to the request and cannot predict the outcome of the EPA/ NJDEP inquiry.

Service Company Filing

     New Matter. On April 20, 2000, PSE&G filed a petition with the BPU, for approval of centralizing corporate support services in a separate service company named PSEG Services Corporation, a direct subsidiary of PSEG. The filing specifically requests BPU approval of a) the transfer of assets/contracts from PSE&G to PSEG Services Corporation and b) a service agreement between PSE&G and PSEG Services Corporation.

PJM Interconnection LLC (PJM)

     Form 10-K, page 12. Beginning on June 1, 2000 the PJM Energy Market will transition from a Single Settlement System to a Two Settlement System. In the Two Settlement System market participants will have the option to "lock in" day-ahead scheduled quantities at prices based upon predicted day-ahead hourly locational marginal price (LMP) values (Day Ahead Settlement). Actual demand will be satisfied through a real time balancing market based upon real-time hourly average LMP values. PJM advises that the Two Settlement System will provide: (i) a means for market participants to obtain increased price certainty; (ii) financial incentive for resources and demand to submit day-ahead schedules that match their actual schedules; (iii) financial incentive for generation to follow real-time dispatch. Management cannot predict the effect that the implementation of the Two Settlement System in the PJM Energy Market will have on Electric Energy Costs or the resulting effect on PSEG's or PSE&G's financial condition, results of operations or net cash flows.

Metering, Billing and Account Services

     Form 10-K, page 8. In accordance with the Energy Competition Act, the BPU has initiated a proceeding to determine the timeline and extent to which metering, billing and customer services may become competitive, along with the specific functions and costs that must be considered when it evaluates the issue of competition for these services. A decision is expected in August 2000. The Company cannot predict the outcome of the proceeding.

Affiliate Standards

     Form  10-K,  page 9. On March 15,  2000,  the BPU  issued a  written-order,
Affiliate Relations, Fair Competition and Accounting Standards and Related Reporting Requirements (Affiliate Standards), as required by the Energy Competition Act. As a result of these Affiliate Standards, PSE&G is required to file a compliance plan, within 90 days of the issuance of the written order, to describe the internal policy and procedures necessary to ensure compliance with such Affiliate Standards. The BPU will subsequently conduct an audit of utilities' competitive activities and compliance with such Affiliate Standards. Management believes that the adoption of Affiliate Standards will not have a material adverse effect on PSEG's or PSE&G's financial condition, results of operations or net cash flows.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:


                         PSEG
  --------------------------------------------------------
    Exhibit    Document
    Number
  --------------------------------------------------------
      12       Computation of Ratios of Earnings to Fixed
               Charges (PSEG)

     27(A)     Financial Data Schedule (PSEG)



                         PSE&G

 ---------------------------------------------------------
   Exhibit     Document
   Number
 ---------------------------------------------------------

     12(A)     Computation of Ratios of Earnings to Fixed
               Charges (PSE&G)

     12(B)     Computation of Ratios of Earnings to Fixed

     27(B)     Financial Data Schedule (PSE&G


(B) Reports on Form 8-K

    None.


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





Date: May 5, 2000