Form 10-Q
period 2000-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG ENERGY HOLDINGS INC
filed 2000-08-09
CIK 788784, 81033, 1089206

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

                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

Commission      Registrant, State of Incorporation,      I.R.S. Employer
   File            Address, and Telephone Number         Identification
  Number                                                      No.
----------  ------------------------------------------  ----------------
 1-9120          PUBLIC SERVICE ENTERPRISE GROUP          22-2625848
                            INCORPORATED
                   (A New Jersey Corporation)
                          80 Park Plaza
                          P.O. Box 1171
                  Newark, New Jersey 07101-1171
                          973 430-7000
                       http://www.pseg.com

  1-973      PUBLIC SERVICE ELECTRIC AND GAS COMPANY      22-1212800
                   (A New Jersey Corporation)
                          80 Park Plaza
                          P.O. Box 570
                  Newark, New Jersey 07101-0570
                          973 430-7000


                    PSEG ENERGY HOLDINGS, INC.            22-2983750
                    (A New Jersey Corporation)
                        80 Park Plaza-T22
                  Newark, New Jersey 07101-4194
                          973 456-3581


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Public Service Enterprise Group Incorporated       Yes X    No ___

     Public Service Electric and Gas Company            Yes X    No ___

     PSEG Energy Holdings Inc.                          Yes ___  No  X


As  of   July  31, 2000,   Public  Service  Enterprise  Group  Incorporated  had
outstanding 214,406,518 shares of its sole class of Common Stock without par value.

As of July 31, 2000, Public Service Electric and Gas Company and PSEG Energy Holdings Inc. had issued and outstanding 132,450,344 and 100 shares of common stock, without nominal or par value, respectively, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Public Service Enterprise Group Incorporated (PSEG)..................     1

     Public Service Electric and Gas Company (PSE&G)......................     5

     PSEG Energy Holdings Inc. (Energy Holdings)..........................     9

     Notes to Consolidated Financial Statements -- PSEG...................    13

     Notes to Consolidated Financial Statements -- PSE&G...................   23

     Notes to Consolidated Financial Statements -- Energy Holdings.........   24

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       PSEG ..............................................................    25

       PSE&G..............................................................    37

       Energy Holdings....................................................    37

   Item 3. Qualitative and Quantitative Disclosures About Market Risk.....    39

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..............................................    40

   Item 5. Other Information..............................................    40

   Item 6. Exhibits and Reports on Form 8-K...............................    42

   Signatures -- PSEG.....................................................    43

   Signatures -- PSE&G....................................................    43

   Signatures -- Energy Holdings..........................................    44

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                       ---------------------------------    ------------------------------------
                                                           2000               1999               2000                1999
                                                       -------------     ---------------    ----------------    ----------------
OPERATING REVENUES
   Electric Revenues *
     Bundled                                           $        --       $       1,020      $           --      $        1,986
     Generation                                                555                  --               1,113                  --
     Transmission and Distribution                             483                  --                 887                  --
                                                       -------------     ---------------    ----------------    ----------------
       Total Electric Revenues                               1,038               1,020               2,000               1,986
   Gas Distribution                                            319                 277               1,066                 977
   Other                                                       164                 139                 379                 268
                                                       -------------     ---------------    ----------------    ----------------
       Total Operating Revenues                              1,521               1,436               3,445               3,231
                                                       -------------     ---------------    ----------------    ----------------
OPERATING EXPENSES
   Electric Energy Costs                                       280                 238                 496                 463
   Gas Costs                                                   237                 177                 717                 626
   Operation and Maintenance                                   487                 419                 972                 857
   Depreciation and Amortization                                86                 122                 176                 288
   Taxes Other Than Income Taxes                                38                  43                  88                  99
                                                       -------------     ---------------    ----------------    ----------------
       Total Operating Expenses                              1,128                 999               2,449               2,333
                                                       -------------     ---------------    ----------------    ----------------
OPERATING INCOME                                               393                 437                 996                 898
Other Income and Deductions                                      6                  10                  17                  16
Interest Expense                                              (137)               (117)               (274)               (229)
Preferred Securities Dividend Requirements                     (23)                (28)                (47)                (52)
                                                       -------------     ---------------    ----------------    ----------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              239                 302                 692                 633
Income Taxes                                                   (97)               (121)               (280)               (264)
                                                       -------------     ---------------    ----------------    ----------------
INCOME BEFORE EXTRAORDINARY ITEM                               142                 181                 412                 369
Extraordinary Item (net of tax of $345)                         --                (790)                 --                (790)
                                                       -------------     ---------------    ----------------    ----------------
NET INCOME (LOSS)                                      $       142       $         (609)    $          412      $         (421)
                                                       =============     ===============    ================    ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (000's)                              215,394             219,571             215,886             221,122
                                                       =============     ===============    ================    ================
EARNINGS (LOSS) PER SHARE (BASIC
AND DILUTED):
INCOME BEFORE EXTRAORDINARY ITEM
                                                       $      0.66       $        0.83      $         1.91      $         1.67
Extraordinary Item (net of tax)                                 --               (3.60)                 --               (3.57)
                                                       -------------     ---------------    ----------------    ----------------
NET INCOME (LOSS)                                      $      0.66       $       (2.77)     $         1.91      $        (1.90)
                                                       =============     ===============    ================    ================

DIVIDENDS PAID PER SHARE OF COMMON STOCK
                                                       $      0.54       $        0.54      $         1.08      $         1.08
                                                       =============     ===============    ================    ================

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

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                  (Unaudited)
                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                                ----------------      ------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                    $          133        $            259
   Accounts Receivable:
     Customer Accounts Receivable                                                          658                     646
     Other Accounts Receivable                                                             490                     371
     Allowance for Doubtful Accounts                                                       (43)                    (40)
   Unbilled Revenues                                                                       189                     241
   Fuel                                                                                    294                     311
   Materials and Supplies, net of valuation reserves-- 2000 and 1999, $11                  149                     130
   Prepayments                                                                             280                      39
   Other                                                                                   191                      86
                                                                                ----------------      ------------------
       Total Current Assets                                                              2,341                   2,043
                                                                                ----------------      ------------------

PROPERTY, PLANT AND EQUIPMENT
   Electric - Generation                                                                 2,508                   2,355
   Electric - Transmission and Distribution                                              5,214                   5,113
   Gas - Distribution                                                                    3,094                   3,019
   Other                                                                                   596                     534
                                                                                ----------------      ------------------
       Total                                                                            11,412                  11,021
   Accumulated depreciation and amortization                                            (4,195)                 (3,943)
                                                                                ----------------      ------------------
       Net Property, Plant and Equipment                                                 7,217                   7,078
                                                                                ----------------      ------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                     5,067                   5,041
   Long-Term Investments, net of accumulated amortization and
     valuation allowances -- 2000, $68; 1999, $65                                        3,957                   3,848
   Nuclear Decommissioning Fund                                                            643                     631
   Other Special Funds                                                                     132                     148
   Other, net of accumulated amortization-- 2000, $19;
     1999, $12                                                                             275                     226
                                                                                ----------------      ------------------
       Total Noncurrent Assets                                                          10,074                   9,894
                                                                                ----------------      ------------------

TOTAL ASSETS                                                                    $       19,632        $         19,015
                                                                                ================      ==================

See Notes to Consolidated Financial Statements.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                     (Unaudited)
                                                                                      June 30,              December 31,
                                                                                        2000                    1999
                                                                                   ----------------       ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                              $          778         $          1,073
   Commercial Paper and Loans                                                               2,367                    1,972
   Accounts Payable                                                                         1,077                      738
   Other                                                                                      445                      394
                                                                                   ----------------       ------------------
       Total Current Liabilities                                                            4,667                    4,177
                                                                                   ----------------       ------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                            3,044                    2,928
   Regulatory Liabilities                                                                     564                      604
   Nuclear Decommissioning                                                                    643                      631
   OPEB Costs                                                                                 420                      390
   Other                                                                                      546                      506
                                                                                   ----------------       ------------------
       Total Noncurrent Liabilities                                                         5,217                    5,059
                                                                                   ----------------       ------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                         --                       --
                                                                                   ----------------       ------------------
CAPITALIZATION:
   LONG-TERM DEBT                                                                           4,417                    4,575
                                                                                   ----------------       ------------------

SUBSIDIARIES' PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption                                                95                       95
   Preferred Stock With Mandatory Redemption                                                   75                       75
   Guaranteed Preferred Beneficial Interest in Subordinated Debentures                      1,038                    1,038
                                                                                   ----------------       ------------------
       Total Subsidiaries' Preferred Securities                                             1,208                    1,208
                                                                                   ----------------       ------------------

COMMON STOCKHOLDERS' EQUITY:
   Common Stock, issued:  231,957,608 shares                                                3,604                    3,604
   Treasury Stock, at cost: 2000--17,551,090 shares;
     1999--15,540,390 shares                                                                 (669)                    (597)
   Retained Earnings                                                                        1,371                    1,193
   Accumulated Other Comprehensive Loss                                                      (183)                    (204)
                                                                                   ----------------       ------------------
     Total Common Stockholders' Equity                                                      4,123                    3,996
                                                                                   ----------------       ------------------
       Total Capitalization                                                                 9,748                    9,779
                                                                                   ----------------       ------------------

TOTAL LIABILITIES AND CAPITALIZATION                                               $       19,632         $         19,015
                                                                                   ================       =================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------------
                                                                                      2000                   1999
                                                                                 ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $          412        $           (421)
   Adjustments to reconcile net income to net cash flows from operating activities:
   Extraordinary Loss - net of tax                                                           --                     790
   Depreciation and Amortization                                                            176                     288
   Amortization of Nuclear Fuel                                                              45                      42
   Recovery of Electric Energy and Gas Costs-- net                                           25                     106
   Provision for Deferred Income Taxes and ITC-- net                                         63                    (206)
   Investment Distributions                                                                  32                      75
   Equity Income from Partnerships                                                          (12)                    (45)
   Unrealized Gains on Investments                                                          (18)                     --
   Net Changes in certain current assets and liabilities:
     Accounts Receivable and Unbilled Revenues                                              (76)                   (160)
     Fuel and Materials and Supplies                                                         (2)                     64
     Prepayments                                                                           (241)                   (246)
     Accounts Payable                                                                       339                     137
     Other Current Assets and Liabilities                                                   (54)                    104
   Other                                                                                      7                      75
                                                                                 ----------------      ------------------
     Net Cash Provided By Operating Activities                                              696                     603
                                                                                 ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                         (350)                   (172)
   Net Change in Long-Term Investments                                                      (68)                   (630)
   Other                                                                                    (16)                    (68)
                                                                                 ----------------      ------------------
     Net Cash Used in Investing Activities                                                 (434)                   (870)
                                                                                 ----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                            395                     232
   Issuance of Long-Term Debt                                                               300                     713
   Redemption/Purchase of Long-Term Debt                                                   (777)                   (203)
   Purchase of Treasury Stock                                                               (72)                   (300)
   Cash Dividends Paid on Common Stock                                                     (234)                   (238)
                                                                                 ----------------      ------------------
     Net Cash (Used in) Provided By Financing Activities                                   (388)                    204
                                                                                 ----------------      ------------------
Net Change in Cash and Cash Equivalents                                                    (126)                    (63)
Cash and Cash Equivalents at Beginning of Period                                            259                     140
                                                                                 ----------------      ------------------
Cash and Cash Equivalents at End of Period                                       $          133        $             77
                                                                                 ================      ==================

Income Taxes Paid                                                                $          323        $            307
Interest Paid                                                                    $          234        $            229

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                          ----------------------------------    ----------------------------------
                                                              2000               1999                2000               1999
                                                          --------------    ----------------    ----------------    --------------
OPERATING REVENUES
   Electric Revenues *
     Bundled                                              $         --      $        1,020      $           --      $      1,986
     Generation                                                    555                  --               1,113                --
     Transmission and Distribution                                 483                  --                 887                --
                                                          --------------    ----------------    ----------------    --------------
       Total Electric Revenues                                   1,038               1,020               2,000             1,986
   Gas Distribution                                                319                 277               1,066               977
                                                          --------------    ----------------    ----------------    --------------
       Total Operating Revenues                                  1,357               1,297               3,066             2,963
                                                          --------------    ----------------    ----------------    --------------
OPERATING EXPENSES
   Electric Energy Costs                                           268                 235                 473               456
   Gas Costs                                                       222                 165                 679               589
   Operation and Maintenance                                       385                 365                 773               759
   Depreciation and Amortization                                    82                 120                 170               285
   Taxes Other than Income Taxes                                    39                  43                  88                99
                                                          --------------    ----------------    ----------------    --------------
       Total Operating Expenses                                    996                 928               2,183             2,188
                                                          --------------    ----------------    ----------------    --------------
OPERATING INCOME                                                   361                 369                 883               775
Other Income and Deductions                                          2                  --                  12                 3
Interest Expense                                                   (97)                (93)               (194)             (186)
Preferred Securities Dividend Requirements                         (12)                (12)                (23)              (23)
                                                          --------------    ----------------    ----------------    --------------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                              254                 264                 678               569
Income Taxes                                                      (102)               (107)               (276)             (240)
                                                          --------------    ----------------    ----------------    --------------
INCOME BEFORE EXTRAORDINARY ITEM                                   152                 157                 402               329
Extraordinary Item (net of tax of $345)                             --                (790)                 --              (790)
                                                          --------------    ----------------    ----------------    --------------
NET INCOME (LOSS)                                                  152      $         (633)     $          402      $       (461)
Preferred Stock Dividend Requirements                               (2)                 (2)                 (5)               (5)
                                                          --------------    ----------------    ----------------    --------------
EARNINGS (LOSS) AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED
                                                          $        150      $         (635)     $          397      $       (466)
                                                          ==============    ================    ================    ==============


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

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                     (Unaudited)
                                                                                      June 30,              December 31,
                                                                                        2000                    1999
                                                                                   ----------------       ------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                       $           29         $            173
   Accounts Receivable:
     Customer Accounts Receivable                                                             455                      529
     Other Accounts Receivable                                                                457                      313
     Allowance for Doubtful Accounts                                                          (37)                     (35)
   Unbilled Revenues                                                                          189                      241
   Fuel                                                                                       288                      308
   Materials and Supplies, net of valuation reserves-- 2000 and 1999, $11                     139                      130
   Prepayments                                                                                273                       34
   Other                                                                                      159                       50
                                                                                   ----------------       ------------------
     Total Current Assets                                                                   1,952                    1,743
                                                                                   ----------------       ------------------
PROPERTY, PLANT AND EQUIPMENT
   Electric - Generation                                                                    2,298                    2,284
   Electric - Transmission and Distribution                                                 5,214                    5,113
   Gas - Distribution                                                                       3,094                    3,019
   Other                                                                                      446                      457
                                                                                   ----------------       ------------------
     Total                                                                                 11,052                   10,873
   Accumulated Depreciation and Amortization                                               (4,150)                  (3,911)
                                                                                   ----------------       ------------------
     Net Property, Plant and Equipment                                                      6,902                    6,962
                                                                                   ----------------       ------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                        5,067                    5,041
   Long-Term Investments                                                                      100                       99
   Nuclear Decommissioning Fund                                                               643                      631
   Other Special Funds                                                                        132                      148
   Other                                                                                       98                      100
                                                                                   ----------------       ------------------
     Total Noncurrent Assets                                                                6,040                    6,019
                                                                                   ----------------       ------------------

TOTAL ASSETS                                                                       $       14,894         $         14,724
                                                                                   ================       ==================

See Notes to Consolidated Financial Statements.




                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                    (Unaudited)
                                                                                     June 30,               December 31,
                                                                                       2000                     1999
                                                                                 ------------------       ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                            $             --         $            623
   Commercial Paper and Loans                                                               1,782                    1,475
   Accounts Payable                                                                         1,020                      676
   Other                                                                                      285                      281
                                                                                 ------------------       ------------------
     Total Current Liabilities                                                              3,087                    3,055
                                                                                 ------------------       ------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                            2,093                    2,032
   Regulatory Liabilities                                                                     564                      604
   Nuclear Decommissioning                                                                    643                      631
   OPEB Costs                                                                                 418                      390
   Other                                                                                      491                      479
                                                                                 ------------------       ------------------
     Total Noncurrent Liabilities                                                           4,209                    4,136
                                                                                 ------------------       ------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                         --                       --
                                                                                 ------------------       ------------------

CAPITALIZATION:

LONG-TERM DEBT                                                                              3,101                    3,099
                                                                                 ------------------       ------------------

PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption                                                95                       95
   Preferred Stock With Mandatory Redemption                                                   75                       75
   Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures                                                                             513                      513
                                                                                 ------------------       ------------------
         Total Preferred Securities                                                           683                      683
                                                                                 ------------------       ------------------

COMMON STOCKHOLDER'S EQUITY:
   Common Stock, issued:  132,450,344 shares                                                2,563                    2,563
   Contributed Capital                                                                        594                      594
   Retained Earnings                                                                          660                      597
   Accumulated Other Comprehensive Loss                                                        (3)                      (3)
                                                                                 ------------------       ------------------
     Total Common Stockholder's Equity                                                      3,814                    3,751
                                                                                 ------------------       ------------------
       Total Capitalization                                                                 7,598                    7,533
                                                                                 ------------------       ------------------

TOTAL LIABILITIES AND CAPITALIZATION                                             $         14,894         $         14,724
                                                                                 ==================       ==================

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------------
                                                                                      2000                   1999
                                                                                 ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $          402        $           (461)
   Adjustments to reconcile net income to net cash flows from operating activities:
   Extraordinary Loss - net of tax                                                           --                     790
   Depreciation and Amortization                                                            170                     285
   Amortization of Nuclear Fuel                                                              45                      42
   Recovery of Electric Energy and Gas Costs-- net                                           25                     106
   Provision for Deferred Income Taxes and ITC-- net                                         61                    (193)
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenues                                              (16)                   (146)
     Fuel and Materials and Supplies                                                         11                      64
     Prepayments                                                                           (239)                   (251)
     Accounts Payable                                                                       379                     126
     Other Current Assets and Liabilities                                                  (105)                    107
   Other                                                                                     23                      69
                                                                                 ----------------      ------------------
     Net Cash Provided By Operating Activities                                              756                     538
                                                                                 ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                         (230)                   (172)
   Other                                                                                    (17)                    (57)
                                                                                 ----------------      ------------------
     Net Cash Used in Investing Activities                                                 (247)                   (229)
                                                                                 ----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                            307                      90
   Redemption/Purchase of Long-Term Debt                                                   (621)                    (17)
   Cash Dividends Paid                                                                     (339)                   (396)
                                                                                 ----------------      ------------------
     Net Cash Used in Financing Activities                                                 (653)                   (323)
                                                                                 ----------------      ------------------
Net Change in Cash and Cash Equivalents                                                    (144)                    (14)
Cash and Cash Equivalents at Beginning of Period                                            173                      42
                                                                                 ----------------      ------------------
Cash and Cash Equivalents at End of Period                                       $           29        $             28
                                                                                 ================      ==================

Income Taxes Paid                                                                $          387        $            335
Interest Paid                                                                    $          190        $            197


See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                       -----------------------------------    ----------------------------------
                                                             2000                1999              2000                1999
                                                       ---------------     ---------------    --------------      --------------
OPERATING REVENUES
   Income from Joint Ventures
     and Partnerships                                  $          31       $          30      $         61        $         58
   Energy Service Revenues                                        80                  36               153                  57
   Energy Supply Revenues                                         21                  16                58                  46
   Income from Capital and Operating Leases                       37                  28                75                  53
   Net Investment Gains (Losses)                                 (12)                 22                18                  41
   Other                                                          7                    7                14                  13
                                                       ---------------     ---------------    --------------      --------------
       Total Operating Revenues                                  164                 139               379                 268
                                                       ---------------     ---------------    --------------      --------------
OPERATING EXPENSES
   Cost of Energy Sales                                           24                  16                58                  45
   Restructure Costs                                              --                  --                 7                  --
   Operation and Maintenance                                     102                  55               194                  99
   Depreciation and Amortization                                   3                   2                 6                   3
                                                       ---------------     ---------------    --------------      --------------
       Total Operating Expenses                                  129                  73               265                 147
                                                       ---------------     ---------------    --------------      --------------
OPERATING INCOME                                                  35                  66               114                 121
Other Income                                                      --                   4                 2                   7
Interest Expense-Net                                             (36)                (21)              (72)                (40)
                                                       ---------------     ---------------    --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                                 (1)                 49                44                  88
Income Taxes                                                       1                 (17)              (13)                (30)
Minority Interests                                                 1                  --                 1                  --
                                                       ---------------     ---------------    --------------      --------------
NET INCOME                                                         1                   32               32                  58
   Preferred Stock Dividend Requirements                          (6)                 (6)              (13)                (13)
                                                       ---------------     ---------------    --------------      --------------
EARNINGS (LOSSES) AVAILABLE TO PUBLIC
SERVICE ENTERPRISE GROUP INCORPORATED                  $          (5)      $          26       $        19        $         45
                                                       ===============     ===============    ==============      ==============

See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                        (Unaudited)
                                                                                          June 30,             December 31,
                                                                                            2000                   1999
                                                                                     -------------------    --------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                         $              16      $               43
   Accounts Receivable:
     Trade                                                                                         172                     111
     Other                                                                                          36                      31
     Allowance for Doubtful Accounts                                                                (5)                     (5)
   Assets Held for Sale                                                                             36                      36
   Notes Receivable                                                                                 12                      12
   Other Current Assets                                                                              5                      12
                                                                                     -------------------    --------------------
       Total Current Assets                                                                        272                     240
                                                                                     -------------------    --------------------

PROPERTY AND EQUIPMENT
   Real Estate, net of valuation allowances 2000 and 1999, $22                                      89                      34
   Property and Equipment                                                                           57                      45
                                                                                     -------------------    --------------------
       Total                                                                                       146                      79
   Accumulated Depreciation and Amortization                                                       (45)                    (33)
                                                                                     -------------------    --------------------
       Net Property and Equipment                                                                  101                      46
                                                                                     -------------------    --------------------

INVESTMENTS
   Capital Leases - Net                                                                          1,854                   1,759
   Corporate Joint Ventures                                                                      1,461                   1,428
   Partnerships Interests                                                                          463                     493
   Other Investments                                                                                80                      73
                                                                                     -------------------    --------------------
       Total Investments                                                                         3,858                   3,753
                                                                                     -------------------    --------------------

OTHER ASSETS                                                                                        82                      75
                                                                                     -------------------    --------------------

   TOTAL ASSETS                                                                      $           4,313      $            4,114
                                                                                     ===================    ====================

See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                         (Unaudited)
                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                       -----------------      ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                                  $           204        $            175
   Notes Payable                                                                                   249                     351
   Accounts Payable:
     Trade                                                                                          49                      41
     Interest                                                                                       31                      20
     Other                                                                                          54                      43
   Other Current Liabilities                                                                        12                      11
                                                                                       -----------------      ------------------
       Total Current Liabilities                                                                   599                     641
                                                                                       -----------------      ------------------
NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                                   951                     896
   Other Noncurrent Liabilities                                                                     30                      25
                                                                                       -----------------      ------------------
       Total Noncurrent Liabilities                                                                981                     921
                                                                                       -----------------      ------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                              --                      --
                                                                                       -----------------      ------------------

MINORITY INTERESTS                                                                                   7                       2
                                                                                       -----------------      ------------------

CAPITALIZATION
   LONG-TERM DEBT                                                                                1,316                   1,175
                                                                                       -----------------      ------------------


STOCKHOLDER'S EQUITY
   Common Stock, issued: 100 shares                                                                 --                      --
   Preferred Stock                                                                                 509                     509
   Additional Paid-in Capital                                                                      790                     790
   Retained Earnings                                                                               291                     276
   Accumulated Other Comprehensive Loss                                                           (180)                   (200)
                                                                                       -----------------      ------------------
     Total Stockholder's Equity                                                                  1,410                   1,375
                                                                                       -----------------      ------------------
       Total Capitalization                                                                      2,726                   2,550
                                                                                       -----------------      ------------------

TOTAL LIABILITIES AND CAPITALIZATION                                                   $         4,313        $          4,114
                                                                                       =================      ==================

See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------------
                                                                                      2000                   1999
                                                                                 ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $           32        $             58
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                             12                       8
   Deferred Income Taxes (Other than Leases)                                                 (1)                     (9)
   Income from Leasing Activities                                                            --                      (5)
   Investment Distributions                                                                  32                      76
   Equity Income from Partnerships                                                           (3)                    (19)
   Net Gains on Investments                                                                 (18)                    (40)
   Restructure Costs                                                                          7                      --
   Net Changes in certain current assets and liabilities:
     Accounts Receivable                                                                    (87)                    (10)
     Taxes Payable                                                                            1                      (1)
     Accounts Payable                                                                        66                      40
     Interest Payable                                                                        10                       2
     Other Current Assets and Liabilities                                                   (30)                      2
   Other                                                                                      4                      (3)
                                                                                 ----------------      ------------------
     Net Cash Provided By Operating Activities                                               25                      99
                                                                                 ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in Partnerships and Joint Ventures                                              (61)                   (484)
   Investments in Capital Leases                                                            (77)                   (133)
   Proceeds from Sales of Capital Leases                                                      9                      --
   Additions to Property and Equipment                                                       (5)                     (3)
   Additions to Deferred Project Costs                                                       (2)                     (5)
   Return on Capital from Partnerships                                                       71                      --
   Other                                                                                    (10)                    (13)
                                                                                 ----------------      ------------------
     Net Cash Used in Investing Activities                                                  (75)                   (638)
                                                                                 ----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital                                                  --                     200
   Cash Dividends Paid                                                                      (17)                    (13)
   Repayment of Borrowings                                                                 (154)                   (180)
   Proceeds from Borrowings                                                                 189                     537
   Other                                                                                      5                      (3)
                                                                                 ----------------      ------------------
     Net Cash Provided By Financing Activities                                               23                     541
                                                                                 ----------------      ------------------
Net Change in Cash and Cash Equivalents                                                     (27)                      2
Cash and Cash Equivalents at Beginning of Period                                             43                       9
                                                                                 ----------------      ------------------
Cash and Cash Equivalents at End of Period                                       $           16        $             11
                                                                                 ================      ==================

Income Tax Benefits                                                              $          (57)       $            (16)
Interest Paid                                                                    $           31        $             33

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. Public Service Enterprise Group's (PSEG) and Public Service Electric and Gas Company's (PSE&G) consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with their 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. PSEG Energy Holdings Inc.'s (Energy Holdings) consolidated financial statements and Notes should be read in conjunction with its Registration Statement on Form S-4 filed June 29, 2000. These Notes update and supplement matters discussed in PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Energy Holdings' Registration Statement on Form S-4 filed June 29, 2000.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Energy Holdings' Registration Statement on Form S-4 filed June 29, 2000. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Regulatory Issues and Accounting Impacts of Deregulation

New Jersey Energy Master Plan Proceedings and Related Orders

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued PSEG's Final Order in these matters, providing, among other things, for the transfer to an affiliate of all of its electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the issuance and sale of $2.525 billion of transition bonds, including an estimated $125 million of transaction costs. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings, referred to as the Energy Master Plan Proceedings, opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to, among other things, select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000.

     In October and November 1999, two appeals of certain provisions of the Final Order and two appeals of certain provisions of the related Finance Order were filed in the Appellate Division of the New Jersey Superior Court (Appellate Division) on behalf of several customers and the Office of the Ratepayer Advocate. In an order

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED issued April 13, 2000, a three-judge Appellate Division panel unanimously affirmed the Final Order and Finance Order. Thereafter, the appellants filed a Petition requesting Certification and a Notice of Appeal with the New Jersey Supreme Court seeking review of the Appellate Division decision. On July 14, 2000, the New Jersey Supreme Court granted Certification with respect to both matters. In a subsequent scheduling order, the New Jersey Supreme Court ordered the appellants to file supplemental briefs supporting their positions by August 20, 2000 and the respondents, including the BPU and PSE&G, to file their response briefs within 30 days thereafter. Oral arguments for all parties are scheduled for November 8, 2000. PSE&G is unable to predict the timing or the outcome of the Supreme Court review.

     As a result of this review, PSE&G's $2.525 billion securitization transaction has been delayed. Since the Energy Competition Act and the Orders require PSE&G to apply the net proceeds of securitization to reduce its capital structure, in anticipation of this transaction PSE&G has retired at maturity or through open-market purchases $1.045 billion aggregate principal amount of its long-term debt. Such retirements and purchases were funded with short-term obligations, which at June 30, 2000 were approximately $1.8 billion. Due to the delay in securitization, PSE&G has requested authority from the BPU to issue up to $1.0 billion of long-term debt with maturities not to exceed 36 months. While PSE&G expects such authority to be granted, no assurances can be given. Failure to receive such authority on a timely basis could have a material adverse effect on the financial condition, results of operations and net cash flows of PSE&G and PSEG.

     While PSE&G continues to believe that the Appellate Division's unanimous decision was correct, it can give no assurances with respect to the ultimate timing or disposition of these matters by the New Jersey Supreme Court. An adverse outcome to this review or substantial additional delays beyond the first quarter of 2001, could have a material adverse impact on PSEG's, PSE&G's and Energy Holdings' financial condition, results of operations and net cash flows and could require revisions to financing plans, revisions to business plans delaying or restricting current growth strategies and the imposition of other operational and/or financial measures.

Extraordinary Charge and Other Accounting Impacts of Deregulation

     As a result of the BPU's issuance of the Summary Order in April 1999, PSE&G determined that Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Regulation" (SFAS 71) was no longer applicable to the electric generation portion of its business, in accordance with the requirements of Emerging Issues Task Force Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). Accordingly, in the second quarter, PSE&G recorded an extraordinary charge to earnings of $790 million (after tax). PSE&G accounted for this charge consistent with the requirements of SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71". The extraordinary charge recorded in 1999 consisted primarily of the write-down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). PSE&G performed a discounted cash flow analysis on a unit-by-unit basis to determine the amount of the impairment. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pre-tax) or approximately $3.1 billion (net of tax). This amount was offset by the creation of a $4.057 billion (pre-tax), or $2.4 billion (net of tax) regulatory asset related to the future receipt of securitization proceeds, as provided for in the Summary Order and affirmed in the Final Order.

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

Note 3. Regulatory Assets and Liabilities

     At June 30, 2000 and December 31, 1999, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                             June 30,           December 31,
                                                                               2000                 1999
                                                                         ---------------     -----------------
                                                                                (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Securitized...........................                  $4,057                $4,057
   SFAS 109 Income Taxes......................................                     284                   286
   OPEB Costs.................................................                     227                   237
   Societal Benefits Charges (SBC)............................                     136                   130
   Demand Side Management Costs...............................                      11                     7
   Environmental Costs........................................                     108                    94
   Unamortized Loss on Reacquired Debt and Debt Expense.......                     110                   117
   Other......................................................                     134                   113
                                                                         ---------------     -----------------
       Total Regulatory Assets................................                  $5,067                $5,041
                                                                         ===============     =================

Regulatory Liabilities:
   Excess Depreciation Reserve................................                    $506                  $569
   Non-utility Generation Market Transition Charge (NTC)......                      18                    20
   Overrecovered Gas Costs....................................                      40                    15
                                                                         ---------------     -----------------
       Total Regulatory Liabilities...........................                    $564                  $604
                                                                         ===============     =================

Note 4.  Commitments and Contingent Liabilities

Asset Purchases

     In May 2000, PSEG's subsidiary, PSEG Power LLC (Power) purchased Niagara Mohawk Power Corporation's (Niagara Mohawk) 400 megawatt (MW) oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. Under the terms of the acquisition, Niagara Mohawk has the potential to receive up to an additional $9 million if Power chooses to pursue redevelopment of the Albany Steam Station. Under a transition power supply contract in place through September 2003, Niagara Mohawk will purchase electricity from Power's subsidiary, PSEG Energy Resources and Trade LLC (ER&T) at prices consistent with those established in Niagara Mohawk's regulatory agreement with the New York Public Service Commission.

     In September 1999, Power announced an agreement to acquire all of Conectiv's interests in Salem Nuclear Generating Station (Salem) and Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in Peach Bottom Atomic Power Station (Peach Bottom) for an aggregate purchase price of $15.4 million plus the net book value of Conectiv's nuclear fuel at closing. Payment of Power's obligation under such agreement has been guaranteed by PSEG. The majority of regulatory approvals necessary for this acquisition have been obtained, including the approval by the BPU. However, in order for Conectiv to complete the sale the BPU must issue a second order to address Conectiv's stranded cost recovery. Conectiv has advised Power that it will not complete the transaction until the time for appeal following the issuance of the second BPU order has expired.

PSE&G Manufactured Gas Plant Remediation Program

     PSE&G is currently working with New Jersey Department of Environmental Protection (NJDEP) under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former manufactured gas plant sites. To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that costs of approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The costs for this remediation effort are recovered through the SBC.

Passaic River Site

     The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility", including the former Harrison Gas Plant and the Essex Generating Station. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

Energy Holdings

     Energy Holdings and/or PSEG Global, Inc. (Global) have guaranteed certain obligations of Global's affiliates, including equity funding for projects, performance or other obligations related to certain of their projects in an aggregate amount of approximately $419 million as of June 30, 2000. A substantial portion of such guarantees will be eliminated upon funding of project equity commitments. A subscription agreement for PSEG to purchase Global's capital stock secures approximately $3 million of such obligations.

     Global and a partner, through an investment in Turboven, an independent generation company in Venezuela, have constructed two gas-fired electric generation facilities with an installed capacity of 120 MW and have plans for a third of 80 MW to serve industrial customers in Venezuela. On January 28, 2000, a lawsuit was filed against Turboven by Venezuela's state power distribution company, charging that Turboven was damaging its distribution system through its supply of independently generated power from one of its plants. Turboven was ordered to cease operations by a superior court judge's decisions pending an investigation into the claim filed by the power distribution company. On May 17, 2000, the First Court for the Litigation of Administrative Matters of Venezuela issued an order lifting the injunction and rejecting the arguments of the Venezuela state power distribution company. The period of appeal has expired. On May 24, 2000, the Venezuela state power distribution company and Turboven entered into an agreement to coordinate the operations and maintenance of their respective installations. The two generation facilities have enetered commercial operation.


Note 5.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Forward Purchase Agreement-PSEG

     In December 1999, as part of PSEG's share repurchase program, PSEG entered into a Forward Purchase Agreement with a third party which has purchased approximately 6.4 million shares at a cost of approximately $225 million. The transaction may be settled in cash or with shares of Common Stock. Any repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction. PSEG does not expect to settle this transaction prior to the securitization financing which has been delayed from the third quarter of 2000 to at least the first quarter of 2001.

Commodity-Related Instruments -- PSE&G (including Power)

     At June 30, 2000 and December 31, 1999, PSE&G held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At June 30, 2000, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 49.9 million mWh of electricity and 60.8 million MMBTU of natural gas. At December 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 36.1 million mWh of electricity and 25.5 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     PSE&G's energy trading and related contracts have been marked to market and gains and losses from such contracts were included in earnings. PSE&G recorded $43.6 million and $18.5 million of gains in the six months ended June 30, 2000 and 1999, respectively, related to these contracts.

Commodity-Related Instruments -- Energy Holdings

     In June 2000, Energy Holdings' subsidiary, PSEG Energy Technologies Inc. (Energy Technologies) outsourced certain supply services under its retail gas service agreements. With this transaction, Energy Technologies has changed the manner in which it operates its energy and gas commodity business and at June 30, 2000 there were no electric or gas commodity financial instruments outstanding. Energy Holdings had recorded $1.7 million of gains in the six months ended June 30, 2000 related to these instruments.

Equity Securities -- Energy Holdings

     PSEG Resources Inc. (Resources) has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at June 30, 2000 and December 31, 1999 were $142 million and $131 million, respectively. The increase in fair value was primarily due to higher valuation of various securities within Resources' portfolio. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $12 million at June 30, 2000 and $11 million at December 31, 1999.

Foreign Currencies -- Energy Holdings

     In accordance with their growth strategies, Global and Resources have made international investments of approximately $1.5 billion and $1.1 billion, respectively, as of June 30, 2000.

     Resources' international investments are primarily leveraged leases of assets located in Australia, New Zealand, the Netherlands, Germany and the United Kingdom with associated revenues denominated in U.S. dollars, and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Peru and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in the investment value and other comprehensive income, a separate component of stockholders' equity. Cumulatively, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity by approximately $180 million.

     Global had consolidated project debt totaling approximately $94.5 million associated with Global's 32% investment in a Brazilian distribution company that is non-recourse to Global, Energy Holdings and PSEG. The debt was denominated in the Brazilian Real and was indexed to a basket of currencies, including the U.S. dollar. The debt was refinanced with funds from Energy Holdings and a $190 million United States dollar denominated loan at the Brazilian distribution company of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real, so its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the United States dollar. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement. Global has entered into a $60 million currency collar expiring on December 29, 2000 to mitigate the potential loss caused by a significant devaluation of the functional currency against the United States dollar. By entering into the collar, Global's maximum exposure related to the loan is limited to approximately $10 million in 2000.

Interest Rates

     PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policies are to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2000, a hypothetical 10% change in market interest rates would result in a $6 million, $13 million and $2 million change in annual interest costs related to short-term and floating rate debt at PSEG, PSE&G and Energy Holdings, respectively.

Note 6.  Income Taxes

PSEG's effective income tax rate is as follows:


                                                                    Quarter Ended               Six Months Ended
                                                                      June 30,                      June 30,
                                                               -------------------------    ---------------------------
                                                                 2000        1999 (A)          2000         1999 (A)
                                                               ----------    -----------    ------------    -----------

Federal tax provision at statutory rate...................       35.0%          35.0%          35.0%           35.0%
New Jersey Corporate Business Tax, net of Federal benefit.        5.9%           5.9%           5.9%            5.9%
Other-- net...............................................       (0.3)%         (0.9)%         (0.4)%           0.7%
                                                               ----------    -----------    ------------    -----------
     Effective Income Tax Rate.............................      40.6%          40.0%          40.5%           41.6%
                                                               ==========    ===========    ============    ===========

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

     Information related to the segments of PSEG's business is detailed below:


                                                                                       Energy                 Consolidated
                               Generation     ER&T     T & D    Resources   Global   Technologies  Other (A)     Total
                               -------------------------------------------------------------------------------------------
                                                                  (Millions of Dollars)
For the Quarter Ended
June 30, 2000:
Total Operating Revenues...          $523       $32      $802        $26       $33         $105          $--        $1,521
Segment Net Income (Loss)..            52        16        80          3         5           (6)          (8)          142
                                  =======   =======   =======    =======   =======      =======      =======       =======

For the Quarter Ended
June 30, 1999:
Total Operating Revenues...          $680       $17      $600        $51       $34          $54          $--        $1,436
Segment Income Before
   Extraordinary Item......           119         9        29         24         8           (2)          (6)          181
Segment Net Income (Loss)..        (3,071)        9     2,429         24         8           (2)          (6)         (609)
                                  =======   =======   =======    =======   =======      =======      =======       =======


For the Six Months Ended
June 30, 2000:
Total Operating Revenues...        $1,047       $66    $1,953        $92       $71         $216          $--        $3,445
Segment Net Income (Loss)..           161        33       204         32        14          (11)         (21)          412
                                  =======   =======   =======    =======   =======      =======      =======       =======


For the Six Months Ended
June 30, 1999:
Total Operating Revenues...        $1,338       $35    $1,590        $97       $62         $109          $--        $3,231
Segment Income Before
   Extraordinary Item......           205        17       107         46        15           (4)         (17)          369
Segment Net Income (Loss)..        (2,985)       17     2,507         46        15           (4)         (17)         (421)
                                  =======   =======   =======    =======   =======      =======      =======       =======


As of June 30, 2000:
Total Assets...............        $2,403      $581   $12,256     $2,201    $1,776         $296         $119       $19,632
                                  =======   =======   =======    =======   =======      =======      =======       =======


As of December 31, 1999:
Total Assets...............        $3,055      $246   $11,423     $2,096    $1,715         $252         $228       $19,015
                                  =======   =======   =======    =======   =======      =======      =======       =======


(A)  PSEG's  other  activities   include  amounts  applicable  to  PSEG  (parent
     corporation),  Energy  Holdings  (parent  corporation),   Enterprise  Group
     Development  Corporation  and  intercompany  eliminations.  The net  losses primarily relate to financing and certain  administrative and general costs at the parent corporations.

Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.



                                                     Revenues (1)                              Identifiable Assets
                                   ---------------------------------------------------    -------------------------------
                                       Quarter Ended             Six Months Ended
                                          June 30,                    June 30,             June 30,         December 31,
                                   -----------------------     -----------------------    -----------     ---------------
                                     2000          1999           2000         1999          2000              1999
                                   ---------     ---------     ----------    ---------    -----------     ---------------

United States.................      $1,476        $1,397         $3,352       $3,165        $17,091             $16,595
Foreign Countries (2).........          45            39             93           66          2,541               2,420
                                   ---------     ---------     ----------    ---------    -----------     ---------------
     Total....................      $1,521        $1,436         $3,445       $3,231        $19,632             $19,015
                                   ---------     ---------     ----------    ---------    -----------     ---------------


Identifiable investments in foreign countries include amounts from:
     Netherlands                                                                               $712                $623
     Chile and Peru                                                                             519                 520
     Argentina                                                                                  355                 356
     Brazil (3)                                                                                 323                 330
     Other                                                                                      632                 591
                                                                                          -----------     ---------------
         Total                                                                               $2,541              $2,420
                                                                                          ===========     ===============


(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(200) million (pretax) as of June 30, 2000 and $(222) million (pretax) as of December 31, 1999.

(3)  Amount is net of foreign currency translation  adjustment of $(148) million
     (pretax) as of June 30, 2000 and $(189) million (pretax) as of December 31,
     1999.



Note 8.  Accounting Matters

     In June 2000, the FASB issued Statement of Financial  Accounting  Standards
(SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138) modifying the requirements included in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). PSEG, PSE&G and Energy Holdings are currently evaluating the impact of SFAS 133 as part of their implementation plan.

     In December 1999, the SEC released Staff  Accounting  Bulletin No. 101 (SAB
101) which provides guidance on the timing of revenue recognition in financial statements. The basic guidelines on revenue recognition state that revenue should not be recognized until it is realized or realizable and earned. SAB 101 provides specific criteria to assist in this determination. PSEG, PSE&G and Energy Holdings are in the process of determining the possible effects of the adoption of SAB 101 on existing revenue recognition practices. The adoption of SAB 101 is not expected to have a material adverse effect on the financial statements of PSEG, PSE&G or Energy Holdings.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, for one year. Consequently, SFAS 133 will be effective for all fiscal quarters beginning after January 1, 2001. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives, within the scope of this statement, as assets or liabilities on the balance sheet at fair value. Also, derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings or be recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a hedge will be immediately recognized in earnings. PSEG, PSE&G and Energy Holdings are currently evaluating the impact of SFAS 133 as part of their implementation plan.

Note 9.  Comprehensive Income

Comprehensive Income (Loss), Net of Tax:

                                                                 Quarter Ended                    Six Months Ended
                                                                   June 30,                           June 30,
                                                         ------------------------------        -----------------------
                                                            2000              1999               2000         1999
                                                         -----------       ------------        ---------    ----------
                                                                            (Millions of Dollars)

Net income (loss)...................................          $142              $(609)            $412         $(421)
Foreign currency translation, net of tax (A)........            (8)                (2)              21          (127)
                                                         -----------       ------------        ---------    ----------
     Comprehensive income/(loss)....................          $134              $(611)            $433         $(548)
                                                         ===========       ============        =========    ==========

(A)  Net of tax of $(0.8) million and $(0.2) million for the quarters ended June
     30, 2000 and 1999, respectively, and $2.2 million and $(14.1) million for the six months ended June 30, 2000 and 1999, respectively.


Note 10.  Related Party Transactions

Energy Holdings

     Approximately 90% of the electricity generated by the Eagle Point Power Plant, a 50% owned equity investment of Global, is sold to PSE&G under a 25-year power purchase contract terminating in May 2016. Global's share of partnership revenues received from PSE&G represented approximately $17 and $31 for the quarter and six months ended June 30, 2000 and approximately $13 and $26 for the quarter and six months ended June 30, 1999.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Notes to Consolidated Financial Statements of PSEG are incorporated by reference insofar as they relate to PSE&G and its subsidiaries:

         Note 1.    Basis of Presentation
         Note 2.    Regulatory Issues
         Note 3.    Regulatory Assets and Liabilities
         Note 4.    Commitments and Contingent Liabilities
         Note 5.    Financial Instruments and Risk Management
         Note 7.    Financial Information by Business Segments
         Note 8.    Accounting Matters
         Note 10.   Related Party Transactions

Note 6.  Income Taxes

PSE&G's effective income tax rate is as follows:

                                                                    Quarter Ended              Six Months Ended
                                                                      June 30,                     June 30,
                                                               -------------------------    -------------------------
                                                                  2000        1999 (A)        2000         1999 (A)
                                                               ----------    -----------    ---------     -----------
Federal tax provision at statutory rate..................        35.0%          35.0%         35.0%           35.0%
New Jersey Corporate Business Tax, net of Federal benefit         5.9%           5.9%          5.9%            5.9%
Other-- net..............................................        (0.7)%         (0.1)%        (0.2)%           1.5%
                                                               ----------    -----------    ---------     -----------
     Effective Income Tax Rate............................       40.2%          40.8%         40.7%           42.4%
                                                               ==========    ===========    =========     ===========

(A) Excludes the impact of the extraordinary charge recorded in the second quarter of 1999.

Note 9.  Comprehensive Income

     For the quarters ended June 30, 2000 and 1999, PSE&G's comprehensive income equaled the consolidated net income of PSE&G.

                            PSEG ENERGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes to Consolidated Financial Statements of PSEG are incorporated by reference insofar as they relate to Energy Holdings and its subsidiaries:

         Note 1.    Basis of Presentation
         Note 2.    Regulatory Issues
         Note 3.    Regulatory Assets and Liabilities
         Note 4.    Commitments and Contingent Liabilities
         Note 5.    Financial Instruments and Risk Management
         Note 7.    Financial Information by Business Segments
         Note 8.    Accounting Matters
         Note 10.   Related Party Transactions

Note 6.  Income Taxes

     Energy Holdings' effective tax rate was 29.3% and 35.1% for the six months ended June 30, 2000 and six months ended June 30, 1999, respectively. Energy Hodlings effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the imposition of state taxes and the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings. Energy Holdings does not consolidate foreign projects and there is no foreign income tax reflected in income tax expense in Energy Holdings' consolidated financial statements at June 30, 2000.


Note 9.  Comprehensive Income

     Comprehensive Income (Loss), Net of Tax:

                                                                     Quarter Ended                 Six Months Ended
                                                                       June 30,                        June 30,
                                                               --------------------------     ---------------------------
                                                                  2000           1999            2000            1999
                                                               -----------    -----------     ------------    -----------
                                                                                 (Millions of Dollars)

Net income (loss)....................................                $(5)           $26               $19           $45
Foreign currency translation, net of tax (A).........                 (8)            (2)               21          (127)
                                                               -----------    -----------     ------------    -----------
     Comprehensive income/(loss).....................               $(13)           $24               $40          $(82)
                                                               ===========    ===========     ============    ===========

Net of tax of $(0.8) million and $(0.2) million for the quarters ended June 30, 2000 and 1999, respectively, and $2.2 million and $(14.1) million for the six months ended June 30, 2000 and 1999, respectively.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) and Public Service Electric and Gas Company (PSE&G) 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and the PSEG Energy Holdings Inc.'s (Energy Holdings) Registration Statement filed on Form S-4 on June 29, 2000, affecting the consolidated financial condition and the results of operations of PSEG, PSE&G, and Energy Holdings and their subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG, PSE&G and Energy Holdings and should be read in conjunction with such Statements and Notes.

Overview and Future Outlook

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued it's Final Order in these matters, providing, among other things, for the transfer to an affiliate of all of its electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the issuance and sale of $2.525 billion of transition bonds, including an estimated $125 million of transaction costs. The Energy Competition Act, the BPU's Summary Order and Final Order and the related BPU proceedings, referred to as the Energy Master Plan Proceedings, opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to, among other things, select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000. Beginning August 1, 1999, PSE&G instituted a 5% rate reduction and implemented other applicable provisions of the Final Order.

     In October and November 1999, two appeals of certain provisions of the Final Order and two appeals of certain provisions of the related Finance Order were filed in the Appellate Division of the New Jersey Superior Court (Appellate Division) on behalf of several customers and the Office of the Ratepayer Advocate. In an order issued April 13, 2000, a three-judge Appellate Division panel unanimously affirmed the Final Order and Finance Order. Thereafter, the appellants filed a Petition requesting Certification and a Notice of Appeal with the New Jersey Supreme Court seeking review of the Appellate Division decision. On July 14, 2000, the New Jersey Supreme Court granted Certification with respect to both matters. In a subsequent scheduling order, the New Jersey Supreme Court ordered the appellants to file supplemental briefs supporting their positions by August 20, 2000 and the respondents, including the BPU and PSE&G, to file their response briefs within 30 days thereafter. Oral arguments for all parties are scheduled for November 8, 2000. PSE&G is unable to predict the timing or the outcome of the Supreme Court review.

     As a result of this review, PSE&G's $2.525 billion securitization transaction has been delayed. Since the Energy Master Plan Proceedings require PSE&G to apply the net proceeds of securitization to reduce its capital structure, in anticipation of this transaction PSE&G has retired at maturity or through open-market purchases $1.045 billion aggregate principal amount of its long-term debt. Such retirements and purchases were funded with short-term obligations, which at June 30, 2000 were approximately $1.8 billion. Due to the delay in securitization, PSE&G has requested authority from the BPU to issue up to $1.0 billion of long-term debt with maturities not to exceed 36 months. While PSE&G expects such authority to be granted, no assurances can be given. Failure to receive such authority on a timely basis could have a material adverse effect on the financial condition, results of operations and net cash flows of PSE&G and PSEG.

     While PSE&G continues to believe that the Appellate Division's unanimous decision was correct, it can give no assurances with respect to the ultimate timing or disposition of these matters by the New Jersey Supreme Court. An adverse outcome to this review or substantial additional delays beyond the first quarter of 2001, could have a material adverse impact on PSEG's, PSE&G's and Energy Holdings' financial condition, results of operations and net cash flows and could require revisions to financing plans, revisions to business plans delaying or restricting current growth strategies and the imposition of other operational and/or financial measures.

     PSEG has positioned Energy Holdings as a major part of its planned growth strategy. In order to achieve this strategy, PSEG Global Inc. (Global) will focus on generation and distribution investments within targeted high-growth regions. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. PSEG Resources Inc. (Resources) will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. PSEG Energy Technologies, Inc. (Energy Technologies) will continue to provide heating, ventilating and air conditioning (HVAC) contracting and other energy-related services to industrial and commercial customers in Northeastern and Middle Atlantic United States.

     As a result of the Final Order, PSEG organized PSEG Power LLC (Power) and its subsidiaries to, among other things, acquire, own and operate PSE&G's electric generation assets. PSE&G believes that all of the necessary approvals to sell the generation business to Power have been obtained. In addition to the anticipated acquisition of PSE&G's generation-related assets, Power has several facilities which are in operation which it has acquired or constructed since its formation in 1999. Due to the New Jersey Supreme Court's review of the Final Order, a planned capital market financing for Power has been delayed.

     To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility businesses, it must be understood that such businesses have changed due to the deregulation of the electric generation and natural gas commodity sales businesses. Past results are not an indication of future business prospects or financial results.

Results of Operations

                                                                            Earnings (Losses)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Six Months Ended
                                                               June 30,                           June 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G, Before Extraordinary Item.............              $150            $155               $397            $324
PSE&G Extraordinary Item.....................                --            (790)                --            (790)
                                                       -----------    ------------        -----------    ------------
     Total PSE&G.............................               150            (635)               397            (466)
Energy Holdings..............................                (5)             26                 19              45
PSEG*........................................                (3)             --                 (4)             --
                                                       -----------    ------------        -----------    ------------
     Total PSEG..............................              $142           $(609)              $412           $(421)
                                                       ===========    ============        ===========    ============




                                                           Contribution to Earnings Per Share (Basic and Diluted)
                                                        --------------------------------------------------------------
                                                              Quarter Ended                    Six Months Ended
                                                                June 30,                           June 30,
                                                        ---------------------------        ---------------------------
                                                          2000            1999               2000            1999
                                                        -----------     -----------        -----------    ------------

PSE&G, Before Extraordinary Item.............              $0.69          $0.71              $1.84           $1.46
PSE&G Extraordinary Item.....................                 --          (3.60)                --           (3.57)
                                                       ------------    -----------        -----------     -----------
     Total PSE&G.............................               0.69          (2.89)              1.84           (2.11)
Energy Holdings..............................              (0.02)          0.12               0.09            0.21
PSEG*........................................              (0.01)            --              (0.02)             --
                                                       ------------    -----------        -----------
                                                                                                          -----------
     Total PSEG..............................              $0.66         $(2.77)              $1.91         $(1.90)
                                                       ============    ===========        ===========     ===========

*Interest on certain financing transactions



     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.66 for the quarter ended June 30, 2000, a decrease of $0.17 per share from the comparable 1999 period, excluding the extraordinary charge. Basic and diluted earnings per share of Common Stock were $1.91 for the six months ended June 30, 2000, an increase of $0.24 per share from the comparable 1999 period, excluding the extraordinary charge.

     Excluding the extraordinary charge from 1999 relating to deregulation and the discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), PSE&G's contribution to earnings per share of Common Stock for the quarter ended June 30, 2000 decreased $0.02 from the comparable 1999 period. The decrease for the quarter ended June 30, 2000 was primarily due to the 5% rate reduction required by the Final Order, which commenced on August 1, 1999, combined with replacement power expenses that resulted from a scheduled refueling outage at the Hope Creek Nuclear Generating Station. Higher electric and gas sales due to more favorable weather and lower depreciation and amortization resulting from the amortization of the Excess Depreciation Reserve beginning in January 2000 helped to offset some of the decrease.

     Excluding the extraordinary charge from 1999, PSE&G's contribution to earnings per share of Common Stock for the six months ended June 30, 2000 increased $0.38 from the comparable 1999 period. This increase was primarily due to higher electric and gas sales due to more favorable weather and lower depreciation and amortization resulting from the lower net book value of PSE&G's generation related assets and the amortization of the Excess Depreciation Reserve beginning in January 2000. These were partially offset by the 5% rate reduction required by the Final Order combined with replacement power expenses that resulted from the refueling outage at the Hope Creek Nuclear Generating Station.

     Energy Holdings' contribution to earnings per share of Common Stock for the quarter and six months ended June 30, 2000 decreased $0.14 and $0.12, respectively, from the comparable 1999 periods, primarily due to lower unrealized gains from Resources' investment portfolio in the second quarter of 2000.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and six months ended June 30, 2000 increased $0.01 and $0.05, respectively, from the comparable 1999 periods. A total of 17.8 million shares had been repurchased at a cost of approximately $679 million under this program as of June 30, 2000.

PSE&G -- Revenues

     Electric

     Revenues increased $18 million or 1.7% and $14 million or 0.7% for the quarter and six months ended June 30, 2000 from the comparable periods in 1999, respectively, primarily due to favorable weather in the second quarter of 2000 and higher profits from wholesale activities as compared to the same periods in 1999 plus adjustments made to revise estimated Demand Side Management (DSM) lost revenues. These increases were substantially offset by the 5% rate reduction required by the Final Order which decreased generation revenues for the quarter and six months ended June 30, 2000 by approximately $50 million and $96 million, respectively. Once the securitization transaction is completed, there will be an additional 2% rate reduction.

     In addition, customer migration from PSE&G could further reduce future basic generation service (BGS) revenues. However, such customer migration also creates the opportunity to sell available energy and capacity into the wholesale market. As of June 30, 2000 approximately 7% of the customer load traditionally served by PSE&G was being served by third party suppliers. Also, since PSE&G's distribution customers have the ability to change energy suppliers, customers could return to PSE&G for energy supply under the fixed-rate BGS tariff during summer periods when energy costs are typically higher, which could have a material adverse effect on Power and PSEG.

     Gas

     Revenues increased $42 million or 15% and $89 million or 9% for the quarter and six months ended June 30, 2000 from the comparable periods in 1999, respectively, due to several factors, including favorable weather and the strength of the New Jersey economy. Customer migration due to the opening of full competition in 2000 could reduce future revenues.

PSE&G -- Expenses

     Electric Energy Costs

     Electric Energy Costs increased $33 million or 14% and $17 million or 4% for the quarter and six months ended June 30, 2000 from the comparable 1999 periods, respectively. The increase was primarily due to the replacement power expenses that resulted from the refueling outage at the Hope Creek Nuclear Generating Station.

     Gas Costs

     As a result of the increase in gas revenues discussed above, Gas Costs increased $57 million or 35% and $90 million or 15% for the quarter and six months ended June 30, 2000 from the comparable 1999 periods, respectively.

     Operation and Maintenance

     Operation and Maintenance expense increased $20 million or 5% and $14 million or 2% for the quarter and six months ended June 30, 2000 from the comparable 1999 periods, respectively. These increases were primarily due to higher transmission and distribution costs, including higher materials and support services as well as higher costs related to wholesale activities.

     Depreciation and Amortization

     Depreciation and Amortization expense decreased $38 million or 32% and $115 million or 40% for the quarter and six months ended June 30, 2000 from the comparable 1999 periods, respectively. The decrease was primarily due to the amortization of the regulatory liability for the excess electric distribution depreciation reserve, which commenced on January 1, 2000, and reduced expenses for the quarter and six months ended June 30, 2000 by approximately $31 million and $63 million, respectively. In addition, for the six months ended June 30, 2000, the lower net book value balances of PSE&G's generation-related assets which were reduced as of April 1, 1999 as a result of the impairment recorded pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), resulting in a reduction of expenses of approximately $60 million as compared to the same period in the prior year.

     Once the securitization transaction is complete, PSE&G will begin to amortize the regulatory asset recorded for stranded costs with such amortization expense offsetting these decreases.

     Income Taxes

     Income Taxes decreased $5 million or 5% for the quarter ended June 30, 2000 from the comparable 1999 period, primarily due to lower pre-tax operating income and increased $36 million or 15% for the six months ended June 30, 2000 from the comparable 1999 period, primarily due to higher pre-tax operating income.

Energy Holdings


Energy Holdings--Revenues

     Revenues increased $25 million for the quarter ended June 30, 2000 as compared to the same period in 1999. The increase primarily resulted from an increase at Energy Technologies due to the addition of revenues from acquisitions of heating, ventilating and air conditioning (HVAC) and mechanical service contracting companies in 2000 and 1999, offset by a decrease at Resources due to lower income from existing financial investments. Revenues increased $111 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to additional revenues from Energy Technologies acquisitions of HVAC and mechanical service contracting companies.

Energy Holdings--Operating Expenses

     Operating expenses increased $56 million and $118 million for the quarter and six months ended June 30, 2000, respectively. The increases were primarily due to the addition of operating expenses from the entities acquired by Energy Technologies in 2000 and 1999.

Energy Holdings--Interest Expense and Preferred Dividends

     Net financing expenses increased $15 million and $32 million for the quarter and six months ended June 30, 2000. Both increases were primarily due to higher levels of debt required to finance investment and acquisition activities at Global and Resources and higher interest rates.

Energy Holdings - Earnings Before Interest and Taxes (EBIT) Contribution

     The results of operations for each of Energy Holdings' business segments are explained below with reference to the EBIT contribution. Energy Holdings borrows on the basis of a combined credit profile to finance the activities of its subsidiaries. As such, the capital structure of each of the businesses is managed by Energy Holdings. Debt at each subsidiary is evidenced by demand notes with Energy Holdings and PSEG Capital Corporation (PSEG Capital).



                                                      Quarter Ended                     Six Months Ended
                                                         June 30,                           June 30,
                                                ---------------------------        ---------------------------
                                                   2000            1999               2000            1999
                                                -----------     -----------        -----------     -----------
                                                                    (Millions of Dollars)
EBIT:
     Global............................               $23             $22                $49             $40
     Resources.........................                22              48                 85              92
     Energy Technologies...............                (8)             (2)               (16)             (5)
     Other.............................                (2)              2                 (2)              1
                                                -----------     -----------        -----------     -----------
Total EBIT.............................               $35             $70               $116            $128
                                                ===========     ===========        ===========     ===========

         Global

     Global's investments consist primarily of minority ownership positions in projects and joint ventures, none of which it consolidates. Other than fees collected for providing operations and maintenance services, Global's revenues primarily represent its pro-rata ownership share of net income generated by project affiliates which is accounted for by the equity method of accounting. The expenses in the table below are those required to develop projects and administrative and general expenses required to operate the business as a whole. Project operating expenses are not reported as direct expenses of Global but are deducted to arrive at net income of project affiliates, a pro-rata share of which is reported as revenues by Global.



                                                      Quarter Ended                     Six Months Ended
                                                         June 30,                           June 30,
                                                ---------------------------        ---------------------------
                                                   2000            1999               2000            1999
                                                -----------     -----------        -----------     -----------
                                                                    (Millions of Dollars)
     Revenues..........................               $33             $34                $71             $62
     Expenses..........................                11              14                 23              28
                                                -----------     -----------        -----------     -----------
     Operating Income..................                22              20                 48              34
     Other Income......................                 1               2                  1               6
                                                -----------     -----------        -----------     -----------
Total EBIT.............................               $23             $22                $49             $40
                                                ===========     ===========        ===========     ===========

     Global's EBIT contribution increased $1 million for the quarter ended June 30, 2000 from the comparable period in 1999. Revenues for the quarter were stable as revenues from new investments in distribution companies in Chile and Peru helped to offset lower revenue from Global's Argentine distribution company, which were lower due to certain refinancings. Lower administrative and general expenses in the second quarter related to new project development also increased Global's EBIT contribution.

     Global's EBIT contribution increased $9 million for the six months ended June 30, 2000 from the comparable period in 1999. The increase was primarily due to higher income from the above-mentioned new investments as well as improved performance from Global's Brazilian distribution company, partially offset by lower revenue from Global's Argentine distribution company, which were lower due to certain refinancings.

         Resources

     Resources derives its leveraged lease revenues primarily from rental payments and tax benefits associated with such transactions. As a passive investor in limited partnership project financing transactions, Resources recognizes revenue from its pro-rata share of the income generated by these investments. As an owner of beneficial interests in two leveraged buyout funds, Resources recognizes revenue as the share prices of public companies in the leveraged buyout funds fluctuate. In addition, revenue is recognized as companies in the fund distribute dividend income through the fund to the investors and as the fund liquidates its holdings.


                                                              Quarter Ended                  Six Months Ended
                                                                June 30,                         June 30,
                                                         -------------------------       ---------------------------
                                                           2000           1999             2000            1999
                                                         -----------    ----------       -----------     -----------
                                                                           (Millions of Dollars)

     Revenues...................................               $26          $51               $92             $97
     Expenses...................................                 4            3                 7               5
                                                         -----------    ----------       -----------     -----------
Total EBIT......................................               $22          $48               $85             $92
                                                         ===========    ==========       ===========     ===========

     Resources' EBIT contribution decreased $26 million for the quarter ended June 30, 2000 from the comparable period in 1999. The decrease was primarily due to fair value adjustments related to securities in leveraged buyout funds. Revenues decreased $25 million for the quarter ended June 30, 2000 from the comparable period in 1999. The decrease was primarily due to fair value adjustments related to securities in leveraged buyout funds as well as a gain recorded in the prior year from the sale of a leveraged lease, partially offset by higher income from new leveraged lease investments. Operating expenses remained relatively constant for both comparable periods.

     Resources' EBIT contribution decreased $7 million for the six months ended June 30, 2000 from the comparable period in 1999. The decrease was primarily due to fair value adjustments related to securities in leveraged buyout funds. Revenues decreased $5 million for the quarter ended June 30, 2000 from the comparable period in 1999. The decrease was primarily due to very strong performance of Resources' investments in leveraged buyout funds in the first six months of 1999 compared to moderate gains in the first six months of 2000. Revenues were also impacted by higher income from new leveraged lease investments as well as a gain recorded in the prior year from the sale of a leveraged lease. Operating expenses remained relatively constant for both comparable periods.

         Energy Technologies

     Energy Technologies derives its revenues from energy sales and the sale of energy-related equipment and services.




                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                         ---------------------------        ---------------------------
                                                           2000            1999               2000            1999
                                                         -----------     -----------        -----------     -----------
                                                                            (Millions of Dollars)

     Revenues...................................              $105            $54               $216            $109
     Expenses...................................               113             56                232             114
                                                         -----------     -----------        -----------     -----------
Total EBIT......................................              $(8)            $(2)              $(16)            $(5)
                                                         ===========     ===========        ===========     ===========

     Energy Technologies' EBIT contribution decreased $6 million for the quarter ended June 30, 2000 from the comparable period in 1999. Revenues increased $51 million and operating expenses increased $57 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999.

     Energy Technologies' EBIT contribution decreased $11 million for the six months ended June 30, 2000 from the comparable period in 1999. Revenues increased $107 million and operating expenses increased $118 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999. Also included in the increased operating expenses, Energy Technologies recognized a charge to income for approximately $6.6 million for the six months ended June 30, 2000. Of this amount approximately $2 million related to employee severance costs applicable to the termination of approximately 60 employees, $1.6 million related to deferred transportation costs and $3.0 million related to the write-off of computer hardware and software. As of June 30, 2000, of the 60 employees to be terminated, approximately 50 employees have been terminated and there remains an outstanding liability of approximately $0.5 million related to employee severance costs on Energy Holdings' consolidated balance sheet.


Liquidity and Capital Resources

     PSEG and PSE&G

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's two direct operating subsidiaries in 2000, PSE&G and Energy Holdings.

     As noted above, on July 14, 2000, the New Jersey Supreme Court decided to hear appeals of the BPU Energy Master Plan decision. As a result, a planned $2.5 billion securitization financing by PSE&G has been delayed from the third quarter of 2000 to at least the first quarter of 2001, and a planned financing of $1.5 billion by Power has been similarly delayed.

     Going forward, cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Following Power's initial external financing, Power's capital needs will be funded with cash generated from operations and may be supplemented with external financings and equity infusions from PSEG as dictated by Power's growth strategy. The delay of the securitization financing could impact the ability of PSEG to make equity infusions into Power which could affect Power's growth strategy. Also as a result of the delay in securitization, PSEG and PSE&G will utilize various medium-term financings to refinance existing debt and maturities. As previously noted, PSE&G filed a petition with the BPU on July 27, 2000 to approve the issuance of up to $1 billion of long-term debt with maturities of up to three years.

     On September 17, 1999, the BPU issued its Finance Order which authorized, among other things, the imposition of a non-bypassable transition bond charge on PSE&G's customers; the sale of PSE&G's property right in such charge created by the Energy Competition Act to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. Pending a favorable resolution of matters now before the New Jersey Supreme Court, PSEG and PSE&G do not expect such sale of transition bonds and the receipt of proceeds prior to the first quarter of 2001.

     Both the right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction and the proceeds from the transfer of its generation-related assets to Power are property subject to the lien of PSE&G's First and Refunding Mortgage (Mortgage). All such property will be released from the lien of the Mortgage at the time of receipt of the cash proceeds from such sale. In accordance with the provisions of the Mortgage, the net proceeds from the sale of such released property will be deposited with the Trustee.

     The Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

     1.   Withdraw   funds  for  corporate   use  by  utilizing   additions  and
          improvements and/or retired bonds. (Option 1)

     2.   Direct  the  Trustee  to  invest  the  proceeds  in  U.S.   Government
          Securities. (Option 2)

     3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

     During the twelve months ended June 30, 2000, $723 million of Mortgage Bonds matured and $318 million of Mortgage Bonds were purchased in the open market. At June 30, 2000, PSE&G had a total of $3.1 billion of Mortgage Bonds outstanding, of which $2.3 billion are taxable registered Mortgage Bonds subject to the special redemption provisions outlined in Option 3 (Redeemable Bonds). Further, $777 million of the Mortgage Bonds outstanding are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Neither the Pollution Control Bonds nor the Coupon Bonds are subject to the special redemption provisions outlined in Option 3.

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

     B. Withdraw the proceeds from the generation-related asset sale to Power under Option 1. These proceeds will be used to reduce PSE&G common and/or preferred securities.

     As previously reported, in anticipation of securitization, PSEG's Board of Directors has authorized the repurchase of up to an aggregate of 30 million shares of Common Stock in the open market. At June 30, 2000, PSEG had repurchased approximately 17.8 million shares of Common Stock, at a cost of approximately $679 million. The repurchased shares have been held as treasury stock or used for other corporate purposes. In December 1999, PSEG entered into a Forward Purchase Agreement with a third party which has purchased approximately 6.4 million shares at a cost of approximately $225 million. The transaction may be settled in cash or with shares of Common Stock. Any repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

     Dividend payments on Common Stock were $0.54 per share and totaled approximately $234 million and $238 million for the six months ended June 30, 2000 and 1999, respectively. PSEG has not increased its dividend rate in eight years in order to retain additional capital for reinvestment and to reduce its payout ratio as earnings grow. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $334 million and $392 million to PSEG for the six months ended June 30, 2000 and 1999, respectively. These amounts were used to fund PSEG's Common Stock dividends and to support a portion of PSEG's stock repurchase program.

     PSEG believes that it will have adequate earnings and cash flow in the future from PSE&G and Power to maintain Common Stock dividends at the current level. However, the amounts and dates of such dividends declared in the future will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements and other factors. Earnings and cash flows required to support the dividend will become more volatile as PSEG's business changes from one that is principally regulated to one that is principally competitive.

     Energy Holdings

   It is intended that Global and Resources will provide the earnings and cash flow for Energy Holdings' long-term growth. Resources' investments are designed to produce immediate cash flow and earnings that enable Global and Energy Technologies to focus on longer investment horizons. During the next five years, Energy Holdings will need significant capital to fund its planned growth. In addition to cash generated from operations, Energy Holdings' growth will be funded through external financings and equity infusions from PSEG. The delay of the securitization financing could impact the ability of PSEG to continue to make equity infusions into Energy Holdings which could affect Energy Holdings' growth strategy.

     Cash flow from operating activities decreased $74 million from $99 million to $25 million for the six months ended June 30, 2000 as compared to 1999 primarily due to an increase in days sales outstanding at Energy Technologies resulting from a delay in billing due to the transition to outsource vendors and due to lower income and investment distributions.


     Regulatory Restrictions
     -----------------------

     As a result of a 1992 BPU proceeding concerning the relationship of PSE&G to PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of June 30, 2000, these assets were in excess of the 20% limit and such notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

     As a result of the accounting impacts resulting from the Final Order and the deregulation of the electric generation business in New Jersey, PSEG and PSE&G no longer believe that the 20% non-utility asset limitation remains appropriate and believe further that modifications to the Focused Audit limitations will be required. The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% and that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. The BPU directed PSE&G to file a petition addressing the Focused Audit prior to the end of the first quarter of 2000. In March 2000, PSE&G submitted a letter to the BPU as its initial compliance with this filing requirement in which it notified the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. Energy Holdings believes that, if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. In addition, if PSEG were no longer exempt under the Public Utility Holding Company Act (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. PSEG believes, however, that this would not have a material adverse impact on it and its subsidiaries.

Capital Requirements

     PSEG

         Power

     On July 19, 2000, Power announced that it will construct a two-unit, 1,186 MW natural-gas fired combined-cycle generating facility at its Linden Generating Station at a cost of approximately $590 million with completion expected in May 2003. Three existing oil-fired steam units at Linden with a total capacity of 436 MW will be retired upon completion of the new facility.

     Also in 2000, Power announced that it will construct a 500 MW natural gas-fired, combined-cycle electric generating plant at Bergen Generating Station at a cost of approximately $290 million with completion expected in June 2002. Power has also installed four new combustion turbines at Burlington Generating Station and two new combustion turbines at Linden Generating Station, adding 186 MW and 164 MW, respectively, of electric generating capacity, at a cost of approximately $151 million. The new combustion turbines were all operational as of July 2000.

     In May 2000, Power acquired Niagara Mohawk Power Corporation's (Niagara Mohawk) 400 MW oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $47.5 million. Under the terms of the acquisition agreement, Niagara Mohawk could also receive up to an additional $9 million if Power chooses to pursue redevelopment of the Albany Steam Station.

     In September 1999, Power announced that it had signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. For further discussion, see Note 4. Commitments and Contingent Liabilities of Notes.

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

     For the six months ended June 30, 2000 PSE&G had net plant additions of $230 million, excluding Allowance for Funds Used During Construction (AFDC) and capitalized interest, a $58 million increase from the corresponding 1999 period.

     Energy Holdings

     Investment activity in 2000 will be subject to periodic review and revision and may vary significantly depending upon the opportunities presented. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

     Over the next several years, Energy Holdings, certain of its project affiliates and PSEG Capital will be required to refinance maturing debt, incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Energy Holdings' financial condition, results of operations and net cash flows (see Liquidity and Capital Resources-Regulatory Restrictions above).

External Financings

     PSEG

     At June 30, 2000, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At June 30, 2000, there were no borrowings under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At June 30, 2000, PSEG had $121 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes and, until securitization proceeds are received, provide funds for Power. On June 30, 2000, PSEG had commercial paper of $214 million outstanding.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2001 and a $280 million revolving credit facility expiring in March 2005. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of June 30, 2000 there were no borrowings outstanding under these facilities.

     In 1998, PSEG issued $100 million of Extendible Notes, Series A, due November 22, 2000. These Notes were automatically tendered and remarketed in February 2000. The interest rate through maturity is at the three-month London Interbank Offered Rate (LIBOR) plus 0.22%, reset quarterly.

     Also in 1998, PSEG issued $175 million of Extendible Notes, Series B, due November 22, 2000. These Notes were automatically tendered and remarketed in May 2000. The interest rate through maturity is at the three-month LIBOR plus 0.32%, reset quarterly.

     In 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001. These Notes were automatically tendered and remarketed in March 2000. The interest rate through September 2000 is at three-month LIBOR plus 0.20% reset quarterly. These Notes will again be automatically tendered and remarketed in September 2000.

     PSE&G

     As of June 30, 2000, the Mortgage would permit up to $2.9 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements, the level of which will be impacted by the actions ultimately taken in connection with securitization and the sale of generation-related assets to Power (see Liquidity and Capital Resources -- PSEG and PSE&G). In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed. While PSE&G expects such authority to be granted, no assurances can be given. Failure to receive such authority on a timely basis could have a material adverse effect on the financial condition, results of operations and net cash flows of PSE&G and PSEG.

     On July 27, 2000, PSE&G filed a petition with the BPU requesting authority to issue up to $1 billion of new long-term debt on the basis of previously matured, redeemed or purchased debt.

     On May 1, 2000, $288 million of PSE&G's 6.0% Bonds, Series QQ, matured.

     On June 1, 2000, $235 million of PSE&G's 6.5% Bonds, Series XX, matured.

     PSE&G maintains a $1.5 billion commercial paper program. To provide liquidity for this program, PSE&G has a $450 million revolving credit agreement expiring in June 2001, a $650 million credit facility expiring in June 2002 and a $400 million credit facility expiring in September 2000. These agreements provide for borrowings with maturities of up to one year. As of June 30, 2000, there were no borrowings outstanding under these facilities.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 2001, not more than $2.0 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has several uncommitted lines of credit with banks. On June 30, 2000, PSE&G had $1.7 billion of short-term debt outstanding, including $313 million borrowed against its uncommitted bank lines of credit.

     PSE&G Fuel Corporation (Fuelco) has a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel, supported by a $125 million revolving credit facility with a group of banks, which expires on June 28, 2001. PSE&G has guaranteed repayment of Fuelco's respective obligations under this program. As of June 30, 2000, Fuelco had commercial paper of $60 million outstanding. After the purchase of PSE&G's generation-related assets is completed, it is anticipated that Fuelco's commercial paper program will be discontinued and financing of Peach Bottom nuclear fuel will be funded through Power.

     Energy Holdings

     Energy Holdings expects to complete an exchange offer in August 2000 exchanging $400 million of publicly traded 10.0% Senior Notes due October 2009 for notes which were issued in October 1999 in a private placement.

     In May 2000, Energy Holdings extended its $165 million 364-day revolving line of credit to May 2001. As of June 30, 2000 there were no amounts outstanding under this line.

         Global

     In June 2000, Global repaid at maturity a $71.0 million loan which was incurred to partially finance its investment in EDEN/EDES, a distribution company in Argentina.

     In May 2000, Global refinanced a $94.5 million loan which financed a portion of its investment in RGE, a distribution company in Brazil. The debt was refinanced with funds from Energy Holdings and a $190 million United States dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million. For a further discussion, see Note 5. Financial Instruments and Risk Management.

Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $1.5 billion and $1.1 billion, respectively, of international investments. As of June 30, 2000, foreign investments represented 12.9% of PSEG's consolidated assets and the revenues from those foreign investments contributed 2.7% to consolidated revenues for the six months ended June 30, 2000. For discussion of the foreign currency risk, see Note 5. Financial Instruments and Risk Management of Notes.

PSE&G and Energy Holdings

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and Energy Holdings and their subsidiaries: Overview and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings and Foreign Operations.

Forward Looking Statements

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. PSEG, PSE&G and Energy Holdings undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG, PSE&G and Energy Holdings prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates, commodity-related instruments, equity securities and foreign currency risks, see Note 5. Financial Instruments and Risk Management of Notes.

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at June 30, 2000 was approximately $12 million, compared to the December 31, 1999 level of $3 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and Energy Holdings' Registration Statement on Form S-4, filed June 29, 2000, is updated below.

(1) Form 10-K, pages 5, 27, 33, 64 and 69 and March 31, 2000 Form 10-Q, pages 9 and 17. See Pages 13 and 25. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070462 and EO97070463.

(2)  Form 10-K, pages 8, 27, 34 and 69 and March 31, 2000 Form 10-Q, pages 9 and
     17. See Pages 13 and 25. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings, Docket Nos. C1263-99, C-1265-99 and C-1413-99.

(3) Form S-4 pages 41, 42, F-33 and F-38. See Page 16. Proceedings before the First Court for the Litigation of Administrative Matters of Venezuela regarding electric generation facilities owned and operated by Turboven in Venezuela in which Global has invested.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and Energy Holdings' Registration Statement on Form S-4, filed June 29, 2000, is updated below. References are to the related pages on the Form 10-K, Form 10-Q or Form S-4, as appropriate, as printed and distributed.

Investment in Pantellos Corporation

     New Matter. In June 2000, Resources invested $4 million in Pantellos Corporation, a company founded by 21 leading North American energy and utility companies to operate and manage an open, independent internet marketplace for the purchase of goods and services between the energy industry and its suppliers. It is expected that PSEG's operating companies will utilize this exchange with the goal of reducing their total cost of procurement.

Metering, Billing and Account Services

     Form 10-K, page 8 and March 31, 2000 Form 10-Q, page 29. In accordance with the Energy Competition Act, the BPU has reached a settlement with the electric utilities and suppliers, in determining the extent to which metering, billing and customer services may become competitive. As a result of the settlement, competition is limited to consolidated billing for energy services. The metering and other support functions will remain with PSE&G until August 2003, although proceedings on these issues will commence in 2002. The effects of competition in the consolidated billing process for energy services is not expected to have a material effect on the results of operations, cash flows or financial position of PSE&G or PSEG.

Gas Unbundling

     Form 10-K, page 9. In January 2000, the BPU issued a verbal order approving, with certain modifications, PSE&G's stipulation regarding its gas unbundling filing. The verbal order provided for the unbundling of firm rate schedules into commodity and transportation components. It also provides for changes in existing rate schedules. On July 31, 2000, the BPU issued a written order memorializing the verbal order which calls for the new rates to be implemented for all service provided on and after August 1, 2000.

Levelized Gas Adjustment Clause (LGAC)

     Form 10-K, page 9. On July 27, 2000, PSE&G filed an amended motion with the BPU requesting interim authorization by September 1, 2000 to change the monthly pricing mechanism in PSE&G's LGAC to cover currently estimated price increases on a per month basis, excercisable in any month with no annual limit. The change will also allow PSE&G to decrease prices if the expected increases in gas costs do not occur. PSE&G cannot predict the outcome of this matter at this time.

Affiliate Standards

     Form 10-K, page 9 and March 31, 2000 Form 10-Q, page 29. On March 15, 2000, the BPU issued a written order, Affiliate Relations, Fair Competition and Accounting Standards and Related Reporting Requirements (Affiliate Standards), as required by the Energy Competition Act. PSE&G filed a compliance plan on June 15, 2000 to describe the internal policy and procedures necessary to ensure compliance with such Affiliate Standards. The BPU will subsequently conduct an audit of utilities' competitive activities and compliance with such Affiliate Standards. Management believes that the adoption of Affiliate Standards will not have a material adverse effect on PSEG's or PSE&G's financial condition, results of operations or net cash flows.

PJM Interconnection LLC (PJM)

     Form 10-K, page 12. To establish PJM as an Independent System Operator, it was necessary for the Office of Interconnection of PJM to have access to certain computer hardware and software. Accordingly, the PJM transmission owners jointly paid for the development and/or acquisition of certain information systems, intellectual property and other related assets for this purpose. PJM and the PJM transmission owners have filed with the FERC for the sale of these assets to PJM. Since PJM will recover its costs from its customers over several years, PSE&G's estimated $23 million of proceeds from this sale, which is expected to occur in 2000, will be largely offset by the increased costs.

Nuclear Fuel Disposal

     Form 10-K, page 15. Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). As a result of reracking the two spent fuel pools at Salem, the availability of adequate spent fuel storage capacity is estimated through 2012 for Salem 1 and 2016 for Salem 2, prior to losing an operational full core discharge reserve. The Hope Creek pool is also fully racked and it is expected to provide storage capacity until 2007, prior to losing an operational full core discharge reserve. PSE&G is currently assessing available options which could satisfy the potential need for additional storage capacity, including the option of constructing an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek. PECO Energy has advised PSE&G that it has constructed an on-site dry storage facility at Peach Bottom which is now operational to provide additional storage capacity through the end of the current licenses for the two Peach Bottom units.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the United States Department of Energy (DOE) is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010. PECO Energy has advised PSE&G that it had signed an agreement with the DOE applicable to Peach Bottom under which PECO would be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows PECO to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in future DOE fees. Negotiations of settlements relating to other plants will be conducted on a plant-by-plant basis.

Low Level Radioactive Waste

     Form 10-K, page 16. On July 1, 2000, New Jersey, Connecticut and South Carolina formed the Atlantic Compact. This arrangement gives New Jersey nuclear generators, including PSE&G, continued access to the Barnwell LLRW disposal facility (Barnwell), which is owned by South Carolina. PSEG and PSE&G believe that the formation of the Atlantic Compact will provide for adequate radioactive waste disposal for Salem and Hope Creek through the end of their current licenses, although no assurances can be given.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A) A listing of exhibits being filed with this document is as follows:

                              -------------- --------------------------------------------------------------------------
                              Exhibit        Document
                              Number
  --------------------------- -------------- --------------------------------------------------------------------------
                              12             Computation of Ratios of Earnings to Fixed Charges (PSEG)
  PSEG
                              27(A)          Financial Data Schedule (PSEG)
  --------------------------- -------------- --------------------------------------------------------------------------
                              3b(1)          By Laws of PSE&G

                              12(A)          Computation of Ratios of Earnings to Fixed Charges (PSE&G)
  PSE&G

                              12(B)          Computation of Ratios of Earnings to Fixed Charges plus Preferred Stock
                                             Dividend Requirements (PSE&G)

                              27(B)          Financial Data Schedule (PSE&G)
  --------------------------- -------------- --------------------------------------------------------------------------
                              12(C)          Computation of Ratios of Earnings to Fixed Charges (Energy Holdings)
  ENERGY HOLDINGS
                              27(C)          Financial Data Schedule (Energy Holdings)
  --------------------------- -------------- --------------------------------------------------------------------------

(B)  Reports on Form 8-K

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


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC and GAS COMPANY
                                  (Registrants)

                      By:        PATRICIA A. RADO
                   --------------------------------------------
                                 Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: August 8, 2000

                           PSEG ENERGY HOLDINGS INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.


                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)


                           By:    DEREK DIRISIO
                           ----------------------------
                                  Derek DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: August 8, 2000