Form 10-Q
period 2000-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG ENERGY HOLDINGS INC
filed 2000-11-13
CIK 788784, 81033, 1089206

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

                  For the quarterly period ended September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

Commission      Registrant, State of Incorporation,      I.R.S. Employer
   File            Address, and Telephone Number         Identification
  Number                                                      No.
----------  ------------------------------------------  ----------------
 1-9120          PUBLIC SERVICE ENTERPRISE GROUP          22-2625848
                            INCORPORATED
                   (A New Jersey Corporation)
                          80 Park Plaza
                          P.O. Box 1171
                  Newark, New Jersey 07101-1171
                          973 430-7000
                       http://www.pseg.com

  1-973      PUBLIC SERVICE ELECTRIC AND GAS COMPANY      22-1212800
                   (A New Jersey Corporation)
                          80 Park Plaza
                          P.O. Box 570
                  Newark, New Jersey 07101-0570
                          973 430-7000


333-95697           PSEG ENERGY HOLDINGS, INC.            22-2983750
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

     PSEG Energy Holdings Inc.                          Yes X    No ___


As of October 31, 2000, Public Service Enterprise Group Incorporated had outstanding 214,406,518 shares of its sole class of Common Stock, without par value and Public Service Electric and Gas Company and PSEG Energy Holdings Inc. had issued and outstanding 132,450,344 and 100 shares of common stock, without nominal or par value, respectively, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Public Service Enterprise Group Incorporated (PSEG)..................     1

     Public Service Electric and Gas Company (PSE&G)......................     5

     PSEG Energy Holdings Inc. (Energy Holdings)..........................     9

     Notes to Consolidated Financial Statements -- PSEG...................    13

     Notes to Consolidated Financial Statements -- PSE&G...................   23

     Notes to Consolidated Financial Statements -- Energy Holdings.........   24

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

       PSEG ..............................................................    25

       PSE&G..............................................................    38

       Energy Holdings....................................................    38

   Item 3. Qualitative and Quantitative Disclosures About Market Risk.....    39

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..............................................    40

   Item 5. Other Information..............................................    40

   Item 6. Exhibits and Reports on Form 8-K...............................    41

   Signatures -- PSEG.....................................................    42

   Signatures -- PSE&G....................................................    42

   Signatures -- Energy Holdings..........................................    43

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)


                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30,                          September 30,
                                                       ------------------------------------    -----------------------------------
                                                            2000                 1999                2000                1999
                                                       ---------------     ----------------    ----------------     --------------
OPERATING REVENUES
   Electric Revenues *
     Bundled                                           $          --       $          494      $           --       $      2,480
     Generation                                                  564                  430               1,677                430
     Transmission and Distribution                               498                  320               1,385                320
                                                       ---------------     ----------------    ----------------     --------------
       Total Electric Revenues                                 1,062                1,244               3,062              3,230
   Gas Distribution                                              280                  214               1,346              1,191
   Other                                                         183                  148                 562                416
                                                       ---------------     ----------------    ----------------     --------------
       Total Operating Revenues                                1,525                1,606               4,970              4,837
                                                       ---------------     ----------------    ----------------     --------------
OPERATING EXPENSES
   Electric Energy Costs                                         302                  312                 798                775
   Gas Costs                                                     205                  154                 922                780
   Operation and Maintenance                                     490                  471               1,462              1,328
   Depreciation and Amortization                                  90                  122                 266                410
   Taxes Other Than Income Taxes                                  46                   44                 134                143
                                                       ---------------     ----------------    ----------------     --------------
       Total Operating Expenses                                1,133                1,103               3,582              3,436
                                                       ---------------     ----------------    ----------------     --------------
OPERATING INCOME                                                 392                  503               1,388              1,401
Other Income and Deductions                                        6                   26                  23                 39
Interest Expense                                                (148)                (126)               (422)              (355)
Preferred Securities Dividend Requirements                       (24)                 (23)                (71)               (70)
                                                       ---------------     ----------------    ----------------     --------------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                               226                  380                 918              1,015
Income Taxes                                                     (84)                (159)               (364)              (425)
                                                       ---------------     ----------------    ----------------     --------------
INCOME BEFORE EXTRAORDINARY ITEM                                 142                  221                 554                590
Extraordinary Item (net of tax of $345)                           --                  (14)                 --               (804)
                                                       ---------------     ----------------    ----------------     --------------

NET INCOME (LOSS)                                      $         142       $          207      $          554       $       (214)
                                                       ===============     ================    ================     ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (000's)                                214,623              219,225             215,465            220,413
                                                       ===============     ================    ================     ==============

EARNINGS (LOSS) PER SHARE (BASIC
   AND DILUTED):

INCOME BEFORE EXTRAORDINARY ITEM                       $        0.66       $         1.01      $         2.57       $       2.68
Extraordinary Item (net of tax)                                   --                (0.06)                 --              (3.65)
                                                       ---------------     ----------------    ----------------     --------------
NET INCOME (LOSS)                                      $        0.66       $         0.95      $         2.57       $      (0.97)
                                                       ===============     ================    ================     ==============

DIVIDENDS PAID PER SHARE OF COMMON STOCK               $        0.54       $         0.54      $         1.62       $       1.62
                                                       ===============     ================    ================     ==============

*Note: Bundled revenues were recorded based on the bundled rates in effect through 7/31/99. Commencing with the unbundling of rates on 8/1/99, revenues are disaggregated between Generation Revenue and Transmission and Distribution Revenue.

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                (Unaudited)
                                                                               September 30,             December 31,
                                                                                    2000                     1999
                                                                             -------------------      -------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                 $             115        $             259
   Accounts Receivable:
     Customer Accounts Receivable                                                          589                      646
     Other Accounts Receivable                                                             298                      371
     Allowance for Doubtful Accounts                                                       (43)                     (40)
   Unbilled Revenues                                                                       181                      241
   Fuel                                                                                    279                      311
   Materials and Supplies, net of valuation reserves-- 2000 and 1999, $11                  153                      130
   Prepayments                                                                             111                       39
   Other                                                                                   142                       86
                                                                             -------------------      -------------------
       Total Current Assets                                                              1,825                    2,043
                                                                             -------------------      -------------------

PROPERTY, PLANT AND EQUIPMENT
   Electric - Generation                                                                 2,430                    2,355
   Electric - Transmission and Distribution                                              5,264                    5,113
   Gas - Distribution                                                                    3,136                    3,019
   Other                                                                                   580                      534
                                                                             -------------------      -------------------
       Total                                                                            11,410                   11,021

   Accumulated Depreciation and Amortization                                            (4,094)                  (3,943)
                                                                             -------------------      -------------------
        Net Property, Plant and Equipment                                                7,316                    7,078
                                                                             -------------------      -------------------
 NONCURRENT ASSETS
   Regulatory Assets                                                                     4,958                    5,041
   Long-Term Investments, net of accumulated amortization and
     valuation allowances-- 2000, $72; 1999, $65                                         4,489                    3,848
   Nuclear Decommissioning Fund                                                            682                      631
   Other Special Funds                                                                     124                      148
   Other, net of accumulated amortization-- 2000, $19;
     1999, $12                                                                             314                      226
                                                                             -------------------      -------------------
       Total Noncurrent Assets                                                          10,567                    9,894
                                                                             -------------------      -------------------
TOTAL ASSETS                                                                 $          19,708        $          19,015
                                                                             ==================       ===================


See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                (Unaudited)
                                                                               September 30,              December 31,
                                                                                    2000                      1999
                                                                             -------------------       -------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                        $             779         $           1,073
   Commercial Paper and Loans                                                            2,664                     1,972
   Accounts Payable                                                                        613                       738
   Other                                                                                   419                       394
                                                                             -------------------       -------------------
       Total Current Liabilities                                                         4,475                     4,177
                                                                             -------------------       -------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                         3,045                     2,928
   Regulatory Liabilities                                                                  522                       604
   Nuclear Decommissioning                                                                 682                       631
   OPEB Costs                                                                              433                       390
   Other                                                                                   495                       506
                                                                             -------------------       -------------------
       Total Noncurrent Liabilities                                                      5,177                     5,059
                                                                             -------------------       -------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                      --                        --
                                                                             -------------------       -------------------
CAPITALIZATION
   LONG-TERM DEBT                                                                        4,706                     4,575
                                                                             -------------------       -------------------
   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                           95                        95
     Preferred Stock With Mandatory Redemption                                              75                        75
     Guaranteed Preferred Beneficial Interest in Subordinated Debentures                 1,038                     1,038
                                                                             -------------------       -------------------
       Total Subsidiaries' Preferred Securities                                          1,208                     1,208
                                                                             -------------------       -------------------

   COMMON STOCKHOLDERS' EQUITY
     Common Stock, issued:  231,957,608 shares                                           3,604                     3,604
     Treasury Stock, at cost: 2000--17,551,090 shares;
       1999--15,540,390 shares                                                            (669)                     (597)
     Retained Earnings                                                                   1,398                     1,193
     Accumulated Other Comprehensive Loss                                                 (191)                     (204)
                                                                             -------------------       -------------------
       Total Common Stockholders' Equity                                                 4,142                     3,996
                                                                             -------------------       -------------------
         Total Capitalization                                                           10,056                     9,779
                                                                             -------------------       -------------------
TOTAL LIABILITIES AND CAPITALIZATION                                         $          19,708         $          19,015
                                                                             ===================       ===================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 ----------------------------------------
                                                                                       2000                   1999
                                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $           554        $          (214)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Extraordinary Loss - net of tax                                                            --                    804
   Depreciation and Amortization                                                             266                    410
   Amortization of Nuclear Fuel                                                               47                     68
   Recovery of Electric Energy and Gas Costs-- net                                            24                     68
   Provision for Deferred Income Taxes and ITC-- net                                           3                   (227)
   Investment Distributions                                                                   40                    124
   Equity Income from Partnerships                                                           (30)                   (50)
   Unrealized Gains on Investments                                                            (9)                   (53)
 Net Changes in Certain Current Assets and Liabilities:
   Accounts Receivable and Unbilled Revenues                                                 193                   (127)
   Prepayments                                                                               (72)                  (102)
   Accounts Payable                                                                         (125)                   174
   Other Current Assets and Liabilities                                                      (22)                     1
   Other                                                                                      60                     79
                                                                                 -----------------      -----------------
     Net Cash Provided By Operating Activities                                               929                    955
                                                                                 -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                          (574)                  (280)
   Net Change in Long-Term Investments                                                      (536)                  (846)
   Other                                                                                     (47)                   (51)
                                                                                 -----------------      -----------------
     Net Cash Used in Investing Activities                                                (1,157)                (1,177)
                                                                                 -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                             692                    546
   Issuance of Long-Term Debt                                                                590                    713
   Redemption/Purchase of Long-Term Debt                                                    (777)                  (428)
   Purchase of Treasury Stock                                                                (72)                  (309)
   Cash Dividends Paid on Common Stock                                                      (348)                  (357)
   Other                                                                                      (1)                     1
                                                                                 -----------------      -----------------
     Net Cash (Used In) Provided By Financing Activities                                      84                    166
                                                                                 -----------------      -----------------
Net Change in Cash and Cash Equivalents                                                     (144)                   (56)
Cash and Cash Equivalents at Beginning of Period                                             259                    140
                                                                                 -----------------      -----------------
Cash and Cash Equivalents at End of Period                                       $           115        $            84
                                                                                 =================      =================
Income Taxes Paid                                                                $           380        $           426
Interest Paid                                                                    $           354        $           345

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                         ----------------------------------    ------------------------------------
                                                             2000                1999               2000                1999
                                                         --------------     ---------------    ---------------     ----------------
OPERATING REVENUES
   Electric Revenues *
     Bundled                                             $         --       $         494      $          --       $        2,480
     Generation                                                   135                 430              1,248                  430
     Transmission and Distribution                                884                 320              1,771                  320
                                                         --------------     ---------------    ---------------     ----------------
       Total Electric Revenues                                  1,019               1,244              3,019                3,230
   Gas Distribution                                               280                 214              1,346                1,191
                                                         --------------     ---------------    ---------------     ----------------
       Total Operating Revenues                                 1,299               1,458              4,365                4,421
                                                         --------------     ---------------    ---------------     ----------------
OPERATING EXPENSES
   Electric Energy Costs                                          603                 309              1,076                  765
   Gas Costs                                                      202                 141                881                  730
   Operation and Maintenance                                      185                 382                958                1,141
   Depreciation and Amortization                                   60                 120                230                  405
   Taxes Other than Income Taxes                                   35                  43                123                  142
                                                         --------------     ---------------    ---------------     ----------------
       Total Operating Expenses                                 1,085                 995              3,268                3,183
                                                         --------------     ---------------    ---------------     ----------------
OPERATING INCOME                                                  214                 463              1,097                1,238
Other Income and Deductions                                         5                   5                 17                    8
Interest Expense                                                  (52)                (98)              (246)                (284)
Preferred Securities Dividend Requirements                        (11)                (12)               (34)                 (35)
                                                         --------------     ---------------    ---------------     ----------------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                             156                 358                834                  927
Income Taxes                                                      (57)               (153)              (333)                (393)
                                                         --------------     ---------------    ---------------     ----------------
INCOME BEFORE EXTRAORDINARY ITEM                                   99                 205                501                  534
Extraordinary Item (net of tax of $345)                            --                 (14)                --                 (804)
                                                         --------------     ---------------    ---------------     ----------------
NET INCOME (LOSS)                                                  99                 191                501                 (270)
Preferred Stock Dividend Requirements                              (2)                 (2)                (7)                  (7)
                                                         --------------     ---------------    ---------------     ----------------
EARNINGS (LOSS) AVAILABLE TO PUBLIC SERVICE
ENTERPRISE GROUP INCORPORATED                            $         97       $         189      $         494       $         (277)
                                                         ==============     ===============    ===============     ================

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

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                     (Unaudited)
                                                                                    September 30,           December 31,
                                                                                        2000                    1999
                                                                                   ----------------       ------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                       $           26         $            173
   Accounts Receivable:
     Customer Accounts Receivable                                                             443                      529
     Other Accounts Receivable                                                                 62                      313
     Allowance for Doubtful Accounts                                                          (36)                     (35)
   Unbilled Revenues                                                                          180                      241
   Fuel                                                                                       229                      308
   Materials and Supplies, net of valuation reserves-- 2000 $0 and 1999, $11                   55                      130
   Prepayments                                                                                 94                       34
   Other                                                                                       17                       50
                                                                                   ----------------       ------------------
     Total Current Assets                                                                   1,070                    1,743
                                                                                   ----------------       ------------------

PROPERTY, PLANT AND EQUIPMENT
   Electric - Generation                                                                       --                    2,284
   Electric - Transmission and Distribution                                                 5,264                    5,113
   Gas - Distribution                                                                       3,136                    3,019
   Other                                                                                      420                      457
                                                                                   ----------------       ------------------
     Total                                                                                  8,820                   10,873
   Accumulated Depreciation and Amortization                                               (3,082)                  (3,911)
                                                                                   ----------------       ------------------
     Net Property, Plant and Equipment                                                      5,738                    6,962
                                                                                   ----------------       ------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                        4,958                    5,041
   Notes Receivable - Affiliated Companies                                                  2,786                       --
   Long-Term Investments                                                                      105                       99
   Nuclear Decommissioning Fund                                                                --                      631
   Other Special Funds                                                                         84                      148
   Other                                                                                       73                      100
                                                                                   ----------------       ------------------
     Total Noncurrent Assets                                                                8,006                    6,019
                                                                                   ----------------       ------------------
TOTAL ASSETS                                                                       $       14,814         $         14,724
                                                                                   ================       ==================

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                      (Unaudited)
                                                                                     September 30,            December 31,
                                                                                         2000                     1999
                                                                                   ------------------       ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                              $             --         $            623
   Commercial Paper and Loans                                                                 1,595                    1,475
   Accounts Payable                                                                             278                      676
   Other                                                                                        223                      281
                                                                                   ------------------       ------------------
     Total Current Liabilities                                                                2,096                    3,055
                                                                                   ------------------       ------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                              2,704                    2,032
   Regulatory Liabilities                                                                       522                      604
   Nuclear Decommissioning                                                                       --                      631
   OPEB Costs                                                                                   425                      390
   Other                                                                                        212                      479
                                                                                   ------------------       ------------------
     Total Noncurrent Liabilities                                                             3,863                    4,136
                                                                                   ------------------       ------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                           --                       --
                                                                                   ------------------       ------------------

CAPITALIZATION
   LONG-TERM DEBT                                                                             3,391                    3,099
                                                                                   ------------------       ------------------

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                                95                       95
     Preferred Stock With Mandatory Redemption                                                   75                       75
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated Debentures                        513                      513
                                                                                   ------------------       ------------------
       Total Preferred Securities                                                               683                      683
                                                                                   ------------------       ------------------

   COMMON STOCKHOLDER'S EQUITY
     Common Stock, issued:  132,450,344 shares                                                2,563                    2,563
     Contributed Capital                                                                        594                      594
     Basis Adjustment                                                                           986                       --
     Retained Earnings                                                                          641                      597
     Accumulated Other Comprehensive Loss                                                        (3)                      (3)
                                                                                   ------------------       ------------------
       Total Common Stockholder's Equity                                                      4,781                    3,751
                                                                                   ------------------       ------------------
         Total Capitalization                                                                 8,855                    7,533
                                                                                   ------------------       ------------------

TOTAL LIABILITIES AND CAPITALIZATION                                               $         14,814         $         14,724
                                                                                   ==================       ==================
See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                    ------------------------------------------
                                                                                         2000                     1999
                                                                                    ----------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $          501         $            (270)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Extraordinary Loss - net of tax                                                              --                       804
   Depreciation and Amortization                                                               230                       405
   Amortization of Nuclear Fuel                                                                 36                        68
   Recovery of Electric Energy and Gas Costs-- net                                              24                        68
   Provision for Deferred Income Taxes and ITC-- net                                            (9)                     (203)
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenues                                                  56                      (126)
     Prepayments                                                                               (62)                     (107)
     Accounts Payable                                                                          (14)                      138
     Other Current Assets and Liabilities                                                      (20)                      (9)
   Other                                                                                        61                        85
                                                                                    ----------------       -------------------
     Net Cash Provided By Operating Activities                                                 803                       853
                                                                                    ----------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                            (280)                     (280)
   Other                                                                                        (2)                      (59)
                                                                                    ----------------       -------------------
     Net Cash Used in Investing Activities                                                    (282)                     (339)
                                                                                    ----------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                               120                       230
   Issuance of Long-Term Debt                                                                  290                        --
   Redemption/Purchase of Long-Term Debt                                                      (621)                     (246)
   Cash Dividends Paid on common stock                                                        (450)                     (510)
   Other                                                                                        (7)                       (6)
                                                                                    ----------------       -------------------
     Net Cash Used in Financing Activities                                                    (668)                     (532)
                                                                                    ----------------       -------------------
Net Change in Cash and Cash Equivalents                                                       (147)                      (18)
Cash and Cash Equivalents at Beginning of Period                                               173                        42
                                                                                    ----------------       -------------------
Cash and Cash Equivalents at End of Period                                          $           26         $              24
                                                                                    ================       ===================
Income Taxes Paid                                                                   $          509         $             443
Interest Paid                                                                       $          303         $             297

See Notes to Consolidated Financial Statements.



                            PSEG ENERGY HOLDINGS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                       ----------------------------------     ----------------------------------
                                                           2000               1999                2000                1999
                                                       -------------     ----------------     --------------     ---------------
OPERATING REVENUES
   Income from Joint Ventures
     and Partnerships                                  $        47       $           39       $        108       $          96
   Energy Service Revenues                                      79                   67                232                 124
   Energy Supply Revenues                                        9                   15                 66                  61
   Income from Capital and Operating Leases                     47                   29                122                  82
   Net Investment Gains (Losses)                                (9)                 (11)                 9                  31
   Other                                                        10                    9                 25                  22
                                                       -------------     ----------------     --------------     ---------------
       Total Operating Revenues                                183                  148                562                 416
                                                       -------------     ----------------     --------------     ---------------
OPERATING EXPENSES
   Cost of Energy Sales                                          9                   14                 67                  59
   Restructure Costs                                            --                   --                  7                  --
   Operation and Maintenance                                   103                   90                297                 190
   Depreciation and Amortization                                 3                    2                 10                   5
   Write-down of Investments                                    --                   44                 --                  44
                                                       -------------     ----------------     --------------     ---------------
       Total Operating Expenses                                115                  150                381                 298
                                                       -------------     ----------------     --------------     ---------------
OPERATING INCOME (LOSS)                                         68                  (2)                181                 118
Other Income                                                     1                   65                  3                  72
Interest Expense-Net                                           (31)                 (25)              (102)                (65)
                                                       -------------     ----------------     --------------     ---------------
INCOME BEFORE INCOME TAXES                                      38                   38                 82                 125
Income Taxes                                                   (11)                 (14)               (23)                (44)
Minority Interests                                              --                   --                  1                   1
                                                       -------------     ----------------     --------------     ---------------
NET INCOME                                                      27                   24                 60                  82
   Preferred Stock Dividend Requirements                        (6)                  (6)               (19)                (19)
                                                       -------------     ----------------     --------------     ---------------
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE
   GROUP INCORPORATED                                  $        21       $           18        $        41       $          63
                                                       =============     ================      =============     ===============


See Notes to Consolidated Financial Statements.




                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                       (Unaudited)
                                                                                      September 30,            December 31,
                                                                                           2000                    1999
                                                                                    -------------------     --------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                        $              56       $               43
   Accounts Receivable:
     Trade                                                                                        121                      111
     Other                                                                                         33                       31
     Allowance for Doubtful Accounts                                                               (7)                      (5)
   Assets Held for Sale                                                                            36                       36
   Notes Receivable                                                                                19                       12
   Other Current Assets                                                                             6                       12
                                                                                    -------------------     --------------------
       Total Current Assets                                                                       264                      240
                                                                                    -------------------     --------------------

PROPERTY AND EQUIPMENT
   Real Estate, net of valuation allowances 2000 and 1999, $22                                     89                       34
   Property and Equipment                                                                          58                       45
                                                                                    -------------------     --------------------
     Total                                                                                        147                       79
   Accumulated Depreciation and Amortization                                                      (48)                     (33)
                                                                                    -------------------     --------------------
       Net Property and Equipment                                                                  99                       46
                                                                                   -------------------     --------------------
INVESTMENTS
   Capital Leases - Net                                                                         2,274                    1,759
   Corporate Joint Ventures                                                                     1,477                    1,428
   Partnerships Interests                                                                         532                      493
   Other Investments                                                                               75                       73
                                                                                    -------------------     --------------------
       Total Investments                                                                        4,358                    3,753
                                                                                    -------------------     --------------------
OTHER ASSETS                                                                                      106                       75
                                                                                    -------------------     --------------------
   TOTAL ASSETS                                                                     $           4,827       $            4,114
                                                                                    ===================     ====================
See Notes to Consolidated Financial Statements.

                            PSEG ENERGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                       (Unaudited)
                                                                                      September 30,              December 31,
                                                                                           2000                      1999
                                                                                    -------------------      ----------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                               $             204        $                175
   Notes Payable                                                                                  370                         351
   Accounts Payable:
     Trade                                                                                         47                          41
     Interest                                                                                      43                          20
     Other                                                                                         59                          43
   Other Current Liabilities                                                                       15                          11
                                                                                    -------------------      ----------------------
       Total Current Liabilities                                                                  738                         641
                                                                                    -------------------      ----------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                                1,015                         896
   Other Noncurrent Liabilities                                                                    31                          25
                                                                                    -------------------      ----------------------
       Total Noncurrent Liabilities                                                             1,046                         921
                                                                                    -------------------      ----------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                             --                          --
                                                                                    -------------------      ----------------------
MINORITY INTERESTS                                                                                  7                           2
                                                                                    -------------------      ----------------------
CAPITALIZATION
   LONG-TERM DEBT                                                                               1,316                       1,175
                                                                                    -------------------      ----------------------

   STOCKHOLDER'S EQUITY
     Common Stock, issued: 100 shares                                                              --                          --
     Preferred Stock                                                                              509                         509
     Additional Paid-in Capital                                                                 1,090                         790
     Retained Earnings                                                                            309                         276
     Accumulated Other Comprehensive Loss                                                        (188)                       (200)
                                                                                    -------------------      ----------------------
       Total Stockholder's Equity                                                               1,720                       1,375
                                                                                    -------------------      ----------------------
         Total Capitalization                                                                   3,036                       2,550
                                                                                    -------------------      ----------------------

TOTAL LIABILITIES AND CAPITALIZATION                                                $           4,827        $              4,114
                                                                                    ===================      ======================
See Notes to Consolidated Financial Statements.


                            PSEG ENERGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                    ----------------------------------------------
                                                                                           2000                      1999
                                                                                    -------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $              60        $                82
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                                   18                         13
   Deferred Income Taxes (Other than Leases)                                                        3                        (17)
   Income from Leasing Activities                                                                  24                         (2)
   Investment Distributions                                                                        40                        124
   Equity Income from Partnerships                                                                (30)                       (50)
   Net Gains on Investments                                                                        (9)                       (53)
   Restructure Costs                                                                                7                         --
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                                          (72)                       (75)
     Taxes Payable                                                                                 --                          6
     Accounts Payable                                                                             113                         67
     Interest Payable                                                                              12                          9
     Other Current Assets and Liabilities                                                         (28)                         2
   Other                                                                                            5                         (2)
                                                                                    -------------------      ---------------------
     Net Cash Provided By Operating Activities                                                    143                        104
                                                                                    -------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in Partnerships and Joint Ventures                                                   (146)                      (709)
   Investments in Capital Leases                                                                 (459)                      (236)
   Acquisitions, net of Cash Provided                                                             (16)                       (31)
   Proceeds from Sales of Capital Leases                                                            9                         77
   Additions to Property and Equipment                                                             (6)                        (5)
   Proceeds from Sale of Real Estate and Equity Investments                                        --                         71
   (Addition to)/Reduction of Deferred Project Costs                                               (2)                        15
   Return of Capital from Partnerships                                                             72                         27
   Other                                                                                          (16)                         8
                                                                                    -------------------      ---------------------
     Net Cash Used in Investing Activities                                                       (564)                      (783)
                                                                                    -------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Additional Paid-in Capital                                                       300                        200
   Cash Dividends Paid                                                                            (27)                       (21)
   Repayment of Borrowings                                                                       (156)                      (180)
   Proceeds from Borrowings                                                                       311                        688
   Other                                                                                            6                         (4)
                                                                                    -------------------      ---------------------
     Net Cash Provided By Financing Activities                                                    434                        683
                                                                                    -------------------      ---------------------
Net Change in Cash and Cash Equivalents                                                            13                          4
Cash and Cash Equivalents at Beginning of Period                                                   43                          9
                                                                                    -------------------      ---------------------
Cash and Cash Equivalents at End of Period                                          $              56        $                13
                                                                                    ===================      =====================
Income Tax Benefits                                                                 $            (119)       $               (12)
Interest Paid                                                                       $              31        $                34

See Notes to Consolidated Financial Statements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. Public Service Enterprise Group Incorporated's (PSEG) and Public Service Electric and Gas Company's (PSE&G) consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with their 1999 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, the Current Reports on Form 8-K filed August 21, 2000, September 5, 2000, October 18, 2000 and October 27, 2000 and the Amended Current Report on Form 8-K/A filed November 1, 2000. PSEG Energy Holdings Inc.'s (Energy Holdings) consolidated financial statements and Notes should be read in conjunction with its Registration Statement on Form S-4 filed June 29, 2000, Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and Current Reports on Form 8-K filed October 18, 2000 and October 27, 2000. These Notes update and supplement matters discussed in PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Energy Holdings' Registration Statement on Form S-4 filed June 29, 2000.

     Effective August 1, 2000, the presentation of Electric Revenues and Electric Energy Costs in the Consolidated Statements of Income has changed due to PSE&G's transfer of its electric generating facilities to PSEG Power LLC (Power) and wholesale power contracts to PSEG Energy Resources and Trade (ER&T) (see Note 2. Regulatory Issues and Accounting Impacts of Deregulation), a wholly-owned subsidiary of Power. Effective with the transfer, PSE&G entered into a contract with Power to obtain the energy and capacity necessary to meet PSE&G's basic generation service (BGS) obligation. As a result, PSE&G's Electric Energy Costs will now reflect PSE&G's cost under the contracted price with Power and Power's Electric Energy Costs will reflect the actual cost of generation. PSEG eliminates these intercompany revenues and expenses in its consolidated financial statements.

     Under the BGS contract, PSE&G pays a fixed price for energy and capacity provided by Power and charges such costs to its BGS customers. As a result, PSE&G is no longer subject to price risk related to market exposures for its estimated electric commitments. Following the generation asset transfer, Power has entered into forwards, futures, swaps and options to manage price risk exposure for its commitments to meet PSE&G's BGS obligation in addition to Power's other supply contracts.

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

Note 2.  Regulatory Issues and Accounting Impacts of Deregulation

New Jersey Energy Master Plan Proceedings and Related Orders

     Following the enactment of the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), the New Jersey Board of Public Utilities (BPU) rendered its summary decision relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Summary Order) and subsequently issued its Final Order in these matters, providing, among other things, for the transfer to an affiliate of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs, through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery by various means, including an explicit market transition charge (MTC). Following the issuance of the Final Order, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the issuance and sale of $2.525 billion of transition bonds, including an estimated $125 million of transaction costs.

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

     In October and November 1999, two appeals of certain provisions of the Final Order and two appeals of certain provisions of the related Finance Order were filed in the Appellate Division of the New Jersey Superior Court (Appellate Division) on behalf of several customers and the New Jersey Office of the Ratepayer Advocate (Ratepayer Advocate). In a decision issued on April 13, 2000, a three-judge Appellate Division panel unanimously affirmed the Final Order and Finance Order. Thereafter, the appellants filed a Petition requesting Certification and a Notice of Appeal with the New Jersey Supreme Court seeking review of the Appellate Division decision. On July 14, 2000, the New Jersey Supreme Court granted Certification with respect to both matters. Oral arguments for all parties were held on November 8, 2000.

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

     As a result of the Supreme Court's review, PSE&G's securitization transaction has been delayed at least until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC) which would have reduced the MTC. In order to recognize the recovery of the allowed unsecuritized stranded costs over the transition period, PSEG has recorded a charge to net income of $52 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs from August 1, 1999 through September 30, 2000. Any such collections in excess of the allowed unsecuritized stranded costs at the end of the transition period will be credited to the Societal Benefits Clause
(SBC) as required by the Final Order.

Asset Transfer to Power

     PSE&G, pursuant to the Final Order, transferred its electric generating facilities and wholesale power contracts to Power, an unregulated power producing affiliate, on August 21, 2000 in exchange for a Promissory Note from Power in an amount equal to the purchase price. Until such note is paid, the assets transferred remain subject to the lien of PSE&G's First and Refunding Mortgage.

     The generating assets were transferred at the price specified in the BPU order - $2.443 billion plus $343 million for other generating related assets and liabilities. Because the transfer was between affiliates, PSE&G and Power recorded the sale at the net book value of the assets and liabilities rather than the transfer price. The difference between the total transfer price and the net book value of the generation-related assets and liabilities was recorded as a Basis Adjustment on PSE&G's and Power's Consolidated Balance Sheets. These amounts are eliminated on PSEG's consolidated financial statements.

     The parties have agreed to execute a supplemental agreement reflecting any change in the value of the assets, if required as a result of the New Jersey Supreme Court review discussed above.

Extraordinary Charge and Other Accounting Impacts of Deregulation

     In April 1999, PSE&G determined that Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Regulation" (SFAS 71) was no longer applicable to the electric generation portion of its business in accordance with the requirements of Emerging Issues Task Force Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). Accordingly, PSE&G recorded an extraordinary charge to earnings of $804 million (after tax). PSE&G accounted for this charge consistent with the requirements of SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB
Statement No. 71". This extraordinary charge consisted primarily of the write-down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). PSE&G performed a discounted cash flow analysis on a unit-by-unit basis to determine the amount of the impairment. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pre-tax) or approximately $3.1 billion (net of tax). This amount was offset by the creation of a $4.057 billion (pre-tax), or $2.4 billion (net of tax) regulatory asset related to the future receipt of securitization proceeds, as provided for in the Summary Order and affirmed in the Final Order and Finance Order.

     In addition to the impairment of PSE&G's electric generating stations, the extraordinary charge consisted of various accounting adjustments to reflect the absence of cost of service regulation in the electric generation portion of its business. The adjustments primarily related to materials and supplies, general plant items and liabilities for certain contractual and environmental obligations.

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

Note 3. Regulatory Assets and Liabilities

     At September 30, 2000 and December 31, 1999, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:


                                                                            (Unaudited)
                                                                           September 30,         December 31,
                                                                               2000                  1999
                                                                         ------------------    -----------------
                                                                                 (Millions of Dollars)
Regulatory Assets:
Stranded Costs to be Securitized                                                    $4,057               $4,057
SFAS 109 Income Taxes                                                                  280                  286
OPEB Costs                                                                             237                  237
SBC and Related Items                                                                   27                  130
Demand Side Management Costs                                                            14                    7
Environmental Costs                                                                     90                   94
Unamortized Loss on Reacquired Debt and Debt Expense                                   107                  117
Other                                                                                  146                  113
                                                                         ------------------    -----------------
Total Regulatory Assets                                                             $4,958               $5,041
                                                                         ==================    =================

Regulatory Liabilities:
Excess Depreciation Reserve                                                           $475                 $569
Non-utility Generation Market Transition Charge (NTC)                                    6                   20
Overrecovered Gas Costs                                                                 41                   15
                                                                         ------------------    -----------------
Total Regulatory Liabilities                                                          $522                 $604
                                                                         ==================    =================

Note 4.  Commitments and Contingent Liabilities

Generation Asset Purchase

     In September 1999, Power announced an agreement to acquire all of Conectiv's interests in Salem Nuclear Generating Station (Salem) and Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in Peach Bottom Atomic Power Station (Peach Bottom) for an aggregate purchase price of $15.4 million plus the net book value of Conectiv's nuclear fuel at closing. Payment of Power's obligation under such agreement has been guaranteed by PSEG. The majority of regulatory approvals necessary for this acquisition have been obtained, including the approval by the BPU. In order for Conectiv to complete the sale, the BPU must issue a second order to address Conectiv's stranded cost recovery. Conectiv has advised Power that it will not complete the transaction during the time that the appeal on PSE&G's Final Order remains pending. However, on October 6, 2000, Power entered into Wholesale Transaction Confirmation letter agreements with Conectiv under which Power will obtain 544MW of generation capacity and output representing the portion of Conectiv's interest in Salem, Hope Creek and Peach Bottom to be acquired. Under this agreement, Power will receive all revenue and pay all expenses associated with this 544MW of generating capacity and output through the date that the purchase transaction closes. Power has been advised by Conectiv that the Ratepayer Advocate, by letter to the BPU dated October 26, 2000, has objected to and challenged this financial transaction.

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

Passaic River Site

     The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility". PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility", including the former Harrison Gas Plant and the Essex Generating Station. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G or Power, as the transferee of PSE&G's generation assets and liabilities, with respect to these matters, or in such event, what costs PSE&G and/or Power may incur to address any such claims. However, such costs may be material.

PSEG Guarantees for ER&T

     As of November 1, 2000, approximately $224 million in guarantees have been either provided to or committed for trading counter-parties of Power's subsidiary, ER&T, following assignment of PSE&G's wholesale power contracts to ER&T to assure ER&T's creditworthiness in the marketplace.

Energy Holdings

     Energy Holdings and/or its subsidiary, PSEG Global Inc. (Global), have guaranteed certain obligations of Global's affiliates, including equity funding for projects, performance or other obligations related to certain of their projects in an aggregate amount of approximately $368 million as of September 30, 2000. A substantial portion of such guarantees will be eliminated upon funding of project equity commitments. In addition, a subscription agreement for PSEG to purchase Global's capital stock secures approximately $3 million of such guarantees.

Note 5.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Forward Purchase Agreement-PSEG

     In December 1999, as part of PSEG's share repurchase program, PSEG entered into a Forward Purchase Agreement with a third party which has purchased approximately 6.4 million shares at a cost of approximately $225 million. The transaction may be settled in cash or with shares of Common Stock. Any repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction. PSEG does not expect to settle this transaction prior to the securitization financing which has been delayed to at least the first quarter of 2001 (See Note 2. Regulatory Issues and Accounting Impacts of Deregulation).

Commodity-Related Instruments -- PSE&G and Power

     At September 30, 2000 and December 31, 1999, PSE&G and Power held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. PSE&G and Power use futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At September 30, 2000, Power had outstanding commodity financial instruments with a notional contract quantity of 55.6 million mWh of electricity and PSE&G had outstanding commodity financial instruments with a notional contract quantity of 58.2 million MMBTU of natural gas. At December 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 36.1 million mWh of electricity and 25.5 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     PSE&G's and Power's energy trading and related contracts have been marked to market and gains and losses from such contracts were included in earnings. PSE&G recorded $42 million and $3 million of unrealized gains in the nine months ended September 30, 2000 and 1999, respectively, and Power recorded $6 million of unrealized gains through September 30, 2000 related to these contracts.

Commodity-Related Instruments -- Energy Holdings

     In June 2000, Energy Holdings' subsidiary, PSEG Energy Technologies Inc. (Energy Technologies) outsourced certain supply services under its retail gas service agreements. With this transaction, Energy Technologies has changed the manner in which it operates its energy and gas commodity business and at September 30, 2000 there were no electric or gas commodity financial instruments outstanding. Energy Holdings had recorded $1.7 million of gains in the nine months ended September 30, 2000 related to these instruments.

Equity Securities -- Energy Holdings

     Energy Holdings' subsidiary, PSEG Resources Inc. (Resources) has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at September 30, 2000 and December 31, 1999 were $132 million and $131 million, respectively. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $10 million at September 30, 2000 and $11 million at December 31, 1999.

Foreign Currencies -- Energy Holdings

     In accordance with their growth strategies, Global and Resources have made international investments of approximately $1.5 billion and $1.2 billion, respectively, as of September 30, 2000.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Germany, China and New Zealand with associated revenues denominated in U.S. dollars, and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Peru, Poland and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in the investment value and other comprehensive income, a separate component of stockholders' equity. Cumulatively through September 30, 2000, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity and Energy Holdings' total stockholder's equity by approximately $188 million.

     Previously, Global had consolidated project debt totaling approximately $94.5 million associated with Global's 33% investment in a Brazilian distribution company that was non-recourse to Global, Energy Holdings and PSEG. The debt was denominated in the Brazilian Real and was indexed to a basket of currencies, including the U.S. dollar. The debt was refinanced in May 2000 with funds from Energy Holdings and a $190 million United States dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real. Therefore its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the United States dollar. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement. Global has entered into a $60 million currency collar expiring on December 29, 2000 to mitigate the potential loss caused by a significant devaluation of the functional currency against the U.S. dollar. By entering into the collar, Global's maximum exposure related to the loan is limited to approximately $10 million in 2000.

Interest Rates

     PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policies are to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30, 2000, a hypothetical 10% change in market interest rates would result in a $9 million, $12 million and $2 million change in annual interest costs related to short-term and floating rate debt at PSEG, PSE&G and Energy Holdings, respectively.

Note 6.  Income Taxes

PSEG's effective income tax rate is as follows:



                                                                    Quarter Ended               Nine Months Ended
                                                                    September 30,                 September 30,
                                                               -------------------------    ---------------------------
                                                                 2000        1999 (A)          2000         1999 (A)
                                                               ----------    -----------    ------------    -----------

Federal tax provision at statutory rate...................       35.0%           35.0%           35.0%          35.0%
New Jersey Corporate Business Tax, net of Federal benefit.        5.9%            5.9%            5.9%           5.9%
Other-- net...............................................       (3.7)%           0.6%          (1.2)%           0.7%
                                                               ----------    -----------    ------------    -----------
     Effective Income Tax Rate.............................      37.2%           41.5%           39.7%          41.6%
                                                               ==========    ===========    ============    ===========

(A) Excludes the impact of the extraordinary charge recorded in 1999.


Note 7.  Financial Information by Business Segments

Basis of Organization

     The reportable segments disclosed herein were determined based on a variety of factors including the regulatory environment of each of PSEG's lines of business and the types of products and services offered. Effective with the unbundling of PSE&G's rates on August 1, 1999 and the deregulation of the electric generation portion of PSE&G's business, the basis of segment reporting changed. Estimates have been used to separate historical, pre-August 1, 1999, electric segment data into the Generation, ER&T and Transmission and Distribution segments of PSE&G's business.

     Information related to the segments of PSEG's business is detailed below:


----------------------------------------------------------------------------------------------------------------------------
                                                                                       Energy                  Consolidated
                               Generation      ER&T     T & D    Resources   Global   Technologies  Other (A)      Total
                               ----------      ----     -----    ---------   ------   ------------- --------- --------------
                                                                  (Millions of Dollars)

For the Quarter Ended
September 30, 2000:
Total Operating Revenues...          $529       $35    $1,164        $41       $48          $94      $(386)        $1,525
Segment Net Income (Loss)..            33        18        69          9        21           --         (8)           142
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
September 30, 1999:
Total Operating Revenues...          $729       $17      $712        $21       $40          $87        $--         $1,606
Segment Income Before
   Extraordinary Item......           169         7        29          6        20           (1)        (9)           221
Extraordinary Item                    (14)       --        --         --        --           --         --            (14)
Segment Net Income (Loss)..           155         7        29          6        20           (1)        (9)           207
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2000:
Total Operating Revenues...        $1,576      $101    $3,117       $132      $119         $310       $(385)       $4,970
Segment Net Income (Loss)..           198        51       273         41        34          (12)        (31)          554
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 1999:
Total Operating Revenues...        $2,067       $52    $2,302       $118      $102         $195         $ 1        $4,837
Segment Income Before
   Extraordinary Item......           393        24       117         51        35           (5)        (25)          590
Extraordinary Item                 (3,204)       --     2,400         --        --           --          --          (804)
Segment Net Income (Loss)..        (2,811)       24     2,517         51        35           (5)        (25)         (214)
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

As of September 30, 2000:
Total Assets...............        $3,055      $304   $14,814     $2,611    $1,859         $290    $(3,225)       $19,708
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

As of December 31, 1999:
Total Assets...............        $3,055      $246   $11,423     $2,096    $1,715         $252        $228       $19,015
                               ==========      ====    ======    =========   ======    ============ ========= ==============

----------------------------------------------------------------------------------------------------------------------------

(A) PSEG's other activities include amounts applicable to PSEG (parent corporation), Energy Holdings (parent corporation), Enterprise Group Development Corporation and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G (see Note 1. Basis of Presentation and Note 10. Related Party Transactions). The net losses primarily relate to financing and certain administrative and general costs at the parent corporations.

Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.




                                                     Revenues (1)                               Identifiable Assets
                                   --------------------------------------------------    -----------------------------------
                                      Quarter Ended             Nine Months Ended
                                      September 30,               September 30,          September 30,         December 31,
                                   ----------------------     -----------------------    -----------------    --------------
                                    2000          1999          2000         1999             2000                1999
                                   ---------     --------     ----------    ---------    -----------------    --------------
United States.................      $1,478       $1,569         $4,830       $4,734              $17,065           $16,595
Foreign Countries (2).........          47           37            140          103                2,643             2,420
                                   ---------     --------     ----------    ---------    -----------------    --------------
     Total....................      $1,525       $1,606         $4,970       $4,837              $19,708           $19,015
                                   ---------     --------     ----------    ---------    -----------------    --------------


Identifiable investments in foreign countries include amounts from:
     Netherlands                                                                                    $793              $623
     Chile and Peru                                                                                  522               520
     Argentina                                                                                       358               356
     Brazil (3)                                                                                      317               330
     Other                                                                                           653               591
                                                                                         -----------------    --------------
         Total                                                                                    $2,643            $2,420
                                                                                         =================    ==============

     (1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

     (2) Total assets are net of foreign currency translation adjustment of $209 million (pretax) as of September 30, 2000 and $(222) million (pretax) as of December 31, 1999.

     (3) Amount is net of foreign currency translation adjustment of $152 million (pretax) as of September 30, 2000 and $(189) million (pretax) as of December 31, 1999.


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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) to defer the effective date of SFAS 133, for one year. Consequently, SFAS 133 will be effective for all fiscal quarters beginning after January 1, 2001. The FASB also decided to defer by one year the transition date regarding embedded derivatives in SFAS 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138) which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. A team has been appointed to implement SFAS 133 for PSEG, PSE&G and Energy Holdings. This team has been educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. PSEG, PSE&G and Energy Holdings will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. Management is currently determining the impact of SFAS 133 on PSEG's, PSE&G's and Energy Holdings' consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows. At this time, the impacts of SFAS 133 and SFAS 138 have not been quantified; however, all derivatives will be recognized at fair value and the impact on the financial statements could be material. For derivatives that do not qualify for hedge accounting treatment and for any ineffectiveness that will result from hedging transactions, a cumulative amount will be recorded in the Income Statement. For cash flow hedges that qualify for hedge accounting, PSEG, PSE&G and Energy Holdings will recognize the appropriate amount in the equity section of the balance sheet in Other Comprehensive Income. Finally, for derivatives where gains or losses will be payable or recoverable through regulated rates, a regulatory liability or asset will be established.

Note 9.  Comprehensive Income

Comprehensive Income (Loss), Net of Tax:

                                                                Quarter Ended                 Nine Months Ended
                                                                September 30,                   September 30,
                                                         ----------------------------      ------------------------
                                                            2000            1999             2000          1999
                                                         -----------     ------------      ---------     ----------
                                                                           (Millions of Dollars)

Net income (loss)...................................          $142             $207           $554          $(214)
Foreign currency translation, net of tax (A)........            (8)             (32)            12           (159)
                                                         -----------     ------------      ---------     ----------
     Comprehensive income/(loss)....................          $134             $175           $566          $(373)
                                                         ===========     ============      =========     ==========

(A) Net of tax of $0.9 million and $3.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $(1.3) million and $17.7 million for the nine months ended September 30, 2000 and 1999, respectively.


Note 10.  Related Party Transactions

PSE&G and Power

     PSE&G's transfer of its electric generating assets was in exchange for a Promissory Note from Power in an amount equal to the total purchase price of $2.786 billion. Interest on the note is payable at an annual rate of 14.23%, which represents PSE&G's weighted average cost of capital. From August 21, 2000 to September 30, 2000, Power has paid interest of approximately $44 million to PSE&G.

     Effective with the transfer, Power charges PSE&G for the energy and capacity provided to meet PSE&G's BGS requirements. Through September 30, 2000, Power has charged PSE&G approximately $386 million for PSE&G's BGS requirements. As of September 30, 2000, PSE&G's payable to Power relating to these costs was approximately $161 million. Also through September 30, 2000, PSE&G sold energy and capacity to Power at the market price of approximately $29 million, which PSE&G purchased under various non-utility generation (NUG) contracts at a cost of approximately $66 million. PSE&G, as a result of the Final Order, has established an NTC to recover the above market costs related to these NUG contracts. The difference between PSE&G's cost and their recovery of costs through the NTC and sales to Power, which are at the locational marginal price
(LMP) for energy and at wholesale market prices for capacity, is deferred as a regulatory asset (see Note 3. Regulatory Assets and Liabilities).


Energy Holdings

     Approximately 90% of the electricity generated by the Eagle Point Power Plant, a 50% owned equity investment of Global, is sold to PSE&G under a 25-year power purchase contract terminating in May 2016. Global's share of partnership revenues received from PSE&G represented approximately $17 million and $48 million for the quarter and nine months ended September 30, 2000 and approximately $14 million and $40 million for the quarter and nine months ended September 30, 1999.

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

Note 6.  Income Taxes

PSE&G's effective income tax rate is as follows:

                                                                    Quarter Ended              Nine Months Ended
                                                                    September 30,                September 30,
                                                               -------------------------    -------------------------
                                                                 2000        1999 (A)        2000         1999 (A)
                                                               ----------    -----------    ---------     -----------
Federal tax provision at statutory rate..................         35.0%          35.0%        35.0%           35.0%
New Jersey Corporate Business Tax, net of Federal benefit          5.9%           5.9%         5.9%            5.9%
Other-- net..............................................        (4.4)%           1.3%       (1.0)%            1.4%
                                                               ----------    -----------   -----------    -----------
     Effective Income Tax Rate............................        36.5%          42.2%        39.9%           42.3%
                                                               ==========    ===========    =========     ===========

(A) Excludes the impact of the extraordinary charge recorded in 1999.



Note 9.  Comprehensive Income

     For the quarters ended September 30, 2000 and 1999, PSE&G's comprehensive income equaled the consolidated net income of PSE&G.

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

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

Note 6.  Income Taxes

     Energy Holdings' effective tax rate was 28.5% and 35.4% for the nine months ended September 30, 2000 and September 30, 1999, respectively. Energy Holdings' effective tax rate differs from the statutory federal income tax rate of 35.0% primarily due to the imposition of state taxes and the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings. Energy Holdings does not consolidate foreign projects and there is no foreign income tax reflected in income tax expense in Energy Holdings' consolidated financial statements at September 30, 2000.

Note 9.  Comprehensive Income

     Comprehensive Income (Loss), Net of Tax:

                                                                  Quarter Ended              Nine Months Ended
                                                                  September 30,                September 30,
                                                             -------------------------    ------------------------
                                                                2000          1999          2000           1999
                                                             -----------    ----------    ----------      --------
                                                                            (Millions of Dollars)

Earnings/(loss)......................................              $21           $18            $41          $63
Foreign currency translation, net of tax (A).........               (8)          (32)            12         (159)
                                                             -----------    ----------    ----------      --------
     Comprehensive income/(loss).....................              $13          $(14)           $53         $(96)
                                                             ===========    ==========    ==========      ========

(A) Net of tax of $0.9 million and $3.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $(1.3) million and $17.7 million for the nine months ended September 30, 2000 and 1999, respectively.


================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) and Public Service Electric and Gas Company (PSE&G) 1999 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, Current Reports on Form 8-K filed August 21, 2000, September 5, 2000, October 18, 2000 and October 27, 2000 and Amended Current Report on Form 8-K/A filed November 1, 2000 and the PSEG Energy Holdings Inc.'s (Energy Holdings) Registration Statement filed on Form S-4 on June 29, 2000, Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and Current Reports on Form 8-K filed October 18, 2000 and October 27, 2000, affecting the consolidated financial condition and the results of operations of PSEG, PSE&G, and Energy Holdings and their subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG, PSE&G and Energy Holdings and should be read in conjunction with such Statements and Notes.

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

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs, through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a present value basis. The $540 million is subject to recovery by various means, including an explicit market transition charge (MTC). Following the issuance of the Final Order, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the issuance and sale of $2.525 billion of transition bonds, including an estimated $125 million of transaction costs.

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

     In October and November 1999, two appeals of certain provisions of the Final Order and two appeals of certain provisions of the related Finance Order were filed in the Appellate Division of the New Jersey Superior Court (Appellate Division) on behalf of several customers and the New Jersey Office of the Ratepayer Advocate. In an order issued April 13, 2000, a three-judge Appellate Division panel unanimously affirmed the Final Order and Finance Order. Thereafter, the appellants filed a Petition requesting Certification and a Notice of Appeal with the New Jersey Supreme Court seeking review of the Appellate Division decision. On July 14, 2000, the New Jersey Supreme Court granted Certification with respect to both matters. Oral arguments for all parties were held on November 8, 2000.

     As a result of the Supreme Court's review, PSE&G's securitization transaction has been delayed at least until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC) which would have reduced MTC. In order to recognize the recovery of the allowed unsecuritized stranded costs over the transition period, PSEG has recorded a charge to net income of $52 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs from August 1, 1999 through September 30, 2000. Any such collections in excess of the allowed unsecuritized stranded costs at the end of the transition period will be credited to the Societal Benefits Clause
(SBC) as required by the Final Order.

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

     As a result of the Final Order, PSEG organized PSEG Power LLC (Power) and its subsidiaries to, among other things, acquire, own and operate PSE&G's electric generation assets. PSE&G, pursuant to the Final Order has transferred its electric generating facilities to Power and its wholesale power contracts to PSEG Energy Resources and Trade LLC (ER&T), a wholly-owned subsidiary of Power. The generating assets were transferred at the price specified in the BPU order - $2.443 billion plus $343 million for other generating related assets and liabilities. The parties have agreed to execute a supplemental agreement reflecting any change in the value of the assets if required as a result of the New Jersey Supreme Court review, discussed above. The transfer, which was effective August 1, 2000, was in exchange for a Promissory Note from Power in an amount equal to the purchase price. Until such note is paid, the assets transferred remain subject to the lien of PSE&G's First and Refunding Mortgage.

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

     Effective August 1, 2000, the presentation of Electric Revenues and Electric Energy Costs in the Consolidated Statements of Income has changed, due to PSE&G's transfer of its electric generating facilities to Power and wholesale power contracts to ER&T. Effective with the transfer, PSE&G entered into a contract with Power to obtain the energy and capacity necessary to meet PSE&G's basic generation service (BGS) obligation. As a result, PSE&G's Electric Energy Costs will now reflect PSE&G's cost under the contracted price with Power and Power's Electric Energy Costs will reflect the actual cost of generation. PSEG eliminates these intercompany revenues and expenses in their consolidated financial statements.

     Under the BGS contract PSE&G pays a fixed price for energy and capacity provided by Power and charges such costs to its BGS customers. As a result, PSE&G is no longer subject to price risk related to market exposures for its estimated electric commitments. Following the transfer of generation assets, Power has entered into forwards, futures, swaps and options to manage price risk exposure for its commitments to meet PSE&G's BGS obligation in addition to Power's other supply contracts.

Results of Operations

     In the following discussion for the quarter and nine months ended September 30, 2000, as compared to the same periods in the prior year, Management has combined certain current year results for PSE&G and Power, including intercompany eliminations, to provide a better comparison to the prior year results, prior to the generation asset transfer to Power, when operations were centralized under PSE&G.


                                                                            Earnings (Losses)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G, Before Extraordinary Item.............               $97            $203               $494            $527
PSE&G Extraordinary Item.....................                --             (14)                --            (804)
                                                       -----------    ------------        -----------    ------------
     Total PSE&G.............................                97             189                494            (277)
Energy Holdings..............................                21              18                 41              63
Power........................................                21              --                 21              --
PSEG*........................................                 3              --                 (2)             --
                                                       -----------
                                                                      ------------        -----------    ------------
     Total PSEG..............................              $142            $207               $554           $(214)
                                                       ===========    ============        ===========    ============

*Includes after tax effect of interest on certain financing transactions.



                                                           Contribution to Earnings Per Share (Basic and Diluted)
                                                        --------------------------------------------------------------
                                                              Quarter Ended                    Nine Months Ended
                                                              September 30,                      September 30,
                                                        ---------------------------        ---------------------------
                                                          2000            1999               2000            1999
                                                        -----------     -----------        -----------    ------------

PSE&G, Before Extraordinary Item.............              $0.45          $0.93              $2.29           $2.40
PSE&G Extraordinary Item.....................                 --          (0.06)                --           (3.65)
                                                       ------------    -----------        -----------     -----------
     Total PSE&G.............................               0.45           0.87               2.29           (1.25)
Energy Holdings..............................               0.10           0.08               0.19            0.28
Power........................................               0.10             --               0.10              --
PSEG*........................................               0.01             --              (0.01)             --
                                                       ------------    -----------        -----------     -----------
     Total PSEG..............................              $0.66          $0.95              $2.57          $(0.97)
                                                       ============    ===========        ===========     ===========

*Includes after tax effect of interest on certain financing transactions.



     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $0.66 for the quarter ended September 30, 2000, a decrease of $0.35 per share from the comparable 1999 period, excluding the extraordinary charge. Basic and diluted earnings per share of Common Stock were $2.57 for the nine months ended September 30, 2000, a decrease of $0.11 per share from the comparable 1999 period, excluding the extraordinary charge.

     Excluding the extraordinary charge from 1999 relating to deregulation and the discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), PSE&G's and Power's combined contributions to earnings per share of Common Stock for the quarter and nine months ended September 30, 2000 decreased $0.38 and $0.01 from the comparable 1999 periods, respectively. The decrease was primarily due to the $52 million charge to income related to MTC recovery (See Overview and Future Outlook). Lower depreciation and amortization resulting from the amortization of the Excess Depreciation Reserve beginning in January 2000 helped to offset some of the decrease.

     Energy Holdings' contribution to earnings per share of Common Stock increased $0.02 and decreased $0.09 for the quarter and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. The increase for the quarter was primarily due to Resources' higher leveraged lease income and a prior year write-down of other investments in Global's portfolio. The decrease for the nine months ended September 30, 2000, as compared to the same period in 1999, is primarily due to lower unrealized gains from Resources' investment portfolio.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and nine months ended September 30, 2000 increased $0.01 and $0.06, respectively, from the comparable 1999 periods. A total of approximately 17.8 million shares had been repurchased at a cost of approximately $679 million under this program as of September 30, 2000.

PSE&G and Power--Revenues

     Electric



                                                                            Electric Revenues
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G........................................            $1,019          $1,244             $3,019          $3,230
Power........................................               429              --                429              --
Intercompany Eliminations*...................              (386)             --               (386)             --
                                                       -----------    ------------        -----------    ------------

     Total Electric Revenues.................            $1,062          $1,244             $3,062          $3,230
                                                       ===========    ============        ===========    ============

* Represents the revenue Power receives from PSE&G for BGS and MTC.


     Revenues decreased $182 million or 15% and $168 million or 5% for the quarter and nine months ended September 30, 2000 from the comparable periods in 1999 primarily due to an $88 million pre-tax charge to income related to MTC recovery combined with the effects of the 5% rate reduction required by the Final Order which decreased generation revenues for the quarter and nine months ended September 30, 2000 by approximately $27 million and $123 million, respectively.

     In addition, customer migration from PSE&G could further reduce PSE&G's future basic generation service (BGS) obligation which would result in decreased BGS revenues for Power. However, such customer migration also creates the opportunity for Power to sell available energy and capacity into the wholesale market. As of September 30, 2000, approximately 8% of the customer load traditionally served by PSE&G was being served by third party suppliers.

     Gas

     Revenues increased $66 million or 23% and $155 million or 12% for the quarter and nine months ended September 30, 2000 from the comparable periods in 1999, respectively, primarily due to the increasing prices for natural gas. This is due to the fact that under certain transportation only contracts, PSE&G is responsible only for delivery of gas to its customers. Such customers are responsible for payment to PSE&G for the cost of the commodity and as PSE&G's costs for these customers increase, the customer's rates will increase.

PSE&G and Power--Expenses

     Electric Energy Costs

                                                                          Electric Energy Costs
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G........................................              $603            $309             $1,076            $765
Power........................................                82              --                 82              --
Intercompany Eliminations*...................              (386)             --               (386)             --
                                                       -----------    ------------        -----------    ------------

     Total Electric Energy Costs.............              $299            $309               $772            $765
                                                       ===========    ============        ===========    ============

* Represents the amount PSE&G pays to Power for BGS and MTC.


     Electric Energy Costs decreased $10 million or 3% and increased $7 million or 1% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, respectively.

     Gas Costs

     Gas Costs increased $61 million or 30% and $151 million or 17% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, respectively, primarily due to the increasing prices for natural gas.

     Operation and Maintenance


                                                                        Operation and Maintenance
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G........................................              $185            $382               $958          $1,141
Power........................................               212              --                212              --
                                                       -----------    ------------        -----------    ------------
     Total Operation and Maintenance.........              $397            $382             $1,170          $1,141
                                                       ===========    ============        ===========    ============

     Operation and Maintenance expense increased $15 million or 4% and $29 million or 3% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, respectively. The increases were primarily due to increased costs related to Power's acquisitions in 2000 and higher transmission and distribution costs including higher materials and support services.

     Depreciation and Amortization

                                                                      Depreciation and Amortization
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Nine Months Ended
                                                             September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                         2000            1999               2000            1999
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

PSE&G........................................               $60            $120               $230            $405
Power........................................                26              --                 26              --
                                                       -----------    ------------        -----------    ------------
     Total Depreciation and Amortization.....               $86            $120               $256            $405
                                                       ===========    ============        ===========    ============


     Depreciation and Amortization expense decreased $34 million or 28% and $149 million or 37% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, respectively. The decrease was primarily due to the amortization of the regulatory liability for the excess electric distribution depreciation reserve at PSE&G, which commenced on January 1, 2000 and amounted to approximately $31 million and $94 million for the quarter and nine months ended September 30, 2000. Also contributing to the decrease for the nine months ended September 30, 2000, as compared to the same period in 1999, was approximately $60 million of lower depreciation resulting from the lower net book value balances of the generation-related assets, which were transferred to Power, which were reduced as of April 1, 1999 as a result of the impairment recorded pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).

     Once the securitization transaction is complete, PSE&G will begin to amortize the regulatory asset recorded for stranded costs with such amortization expense offsetting these decreases.

     Interest Expense

     PSE&G's interest expense decreased $46 million or 47% and $38 million or 13% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, respectively. The decrease is primarily due to interest income received from Power for the Promissory Note (See Note 10. Related Party Transactions).

     Income Taxes

     Income Taxes decreased $96 million or 63% and $60 million or 15% for the quarter and nine months ended September 30, 2000 from the comparable 1999 periods, primarily due to lower pre-tax operating income resulting from the transfer of the generation portion of the business to Power.

Energy Holdings

Energy Holdings--Revenues

     Revenues increased $35 million and $146 million for the quarter and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increases primarily resulted from Resources' higher leveraged lease income from new leveraged lease investments, Energy Technologies' additional revenues from acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999 and Global's higher income from partnerships.

Energy Holdings--Operating Expenses

     Operating expenses decreased $35 million for the quarter ended September 30, 2000 from the comparable period in 1999 primarily due to Global's prior year write-down of investments of $44 million. Operating expenses increased $83 million for the nine months ended September 30, 2000 from the comparable period in 1999, primarily due to the addition of operating expenses from the HVAC and mechanical service contracting companies acquired by Energy Technologies in 2000 and 1999. This increase in operating expenses was partially offset by the write-down of Global's investments in 1999.

Energy Holdings--Interest Expense and Preferred Dividends

     Net financing expenses increased $6 million and $37 million for the quarter and nine months ended September 30, 2000, respectively. Both increases were primarily due to higher levels of debt required to finance investment and acquisition activities at Global and Resources and higher interest rates.

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



                                                      Quarter Ended                    Nine Months Ended
                                                      September 30,                      September 30,
                                                ---------------------------        ---------------------------
                                                   2000            1999               2000            1999
                                                -----------     -----------        -----------     -----------
                                                                    (Millions of Dollars)
EBIT:
     Global.............................              $36             $44                $85             $85
     Resources..........................               35              19                120             111
     Energy Technologies................                1              (1)               (15)             (6)
     Other..............................               (3)              1                 (5)              1
                                                -----------     -----------        -----------     -----------
Total EBIT..............................              $69             $63               $185            $191
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



                                                      Quarter Ended                    Nine Months Ended
                                                      September 30,                      September 30,
                                                ---------------------------        ---------------------------
                                                   2000            1999               2000            1999
                                                -----------     -----------        -----------     -----------
                                                                    (Millions of Dollars)
     Revenues...........................              $48             $40               $119            $102
     Expenses...........................               13              61                 37              88
                                                 -----------     -----------        -----------     -----------
     Operating Income...................               35             (21)                82              14
     Other Income.......................                1              65                  3              71
                                                -----------     -----------        -----------     -----------
Total EBIT..............................              $36             $44                $85             $85
                                                ===========     ===========        ===========     ===========



     Global's EBIT contribution decreased $8 million for the quarter ended September 30, 2000 from the comparable period in 1999. The decrease was primarily due to the gain on sale of its interest in a Newark, New Jersey co-generation facility in 1999, partially offset by the write-down of other investments in Global's portfolio.

     Global's EBIT contribution was $85 million for the nine months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, Global's EBIT contribution was primarily the result of higher income from its new investments in domestic generation and foreign distribution companies. Global's EBIT contribution for 1999 was primarily impacted by the gain on the sale of its interest in a Newark, New Jersey co-generation facility, partially offset by the write-down of other investments in Global's portfolio.

         Resources

     Resources earns its leveraged lease revenues primarily from rental payments and tax benefits associated with such transactions. As a passive investor in limited partnership project financing transactions, Resources recognizes revenue from its pro-rata share of the income generated by these investments. As an owner of beneficial interests in two leveraged buyout funds, Resources recognizes revenue as the share prices of public companies in the leveraged buyout funds fluctuate. In addition, revenue is recognized as companies in the fund distribute dividend income through the fund to the investors and as the fund liquidates its holdings.


                                                              Quarter Ended                  Nine Months Ended
                                                              September 30,                    September 30,
                                                         -------------------------       ---------------------------
                                                           2000           1999             2000            1999
                                                         -----------    ----------       -----------     -----------
                                                                           (Millions of Dollars)

     Revenues..................................              $41           $21              $132            $118
     Expenses..................................                6             2                12               7
                                                        ----------     ----------       -----------     -----------
Total EBIT.....................................              $35           $19              $120            $111
                                                        ==========     ==========       ===========     ===========


     Resources' EBIT contribution increased $16 million for the quarter ended September 30, 2000 from the comparable period in 1999. The increase was primarily due to higher income from new leveraged lease investments.

     Resources' EBIT contribution increased $9 million for the nine months ended September 30, 2000 from the comparable period in 1999. The increase was primarily due to higher income from new leveraged lease investments, partially offset by lower investment gains due to sales in 1999 of securities in leveraged buyout funds.

         Energy Technologies

     Energy Technologies earns its revenues from energy sales and the sale of energy-related equipment and services.

                                                               Quarter Ended                 Nine Months Ended
                                                               September 30,                   September 30,
                                                         ---------------------------     ----------------------------
                                                           2000            1999             2000            1999
                                                         -----------     -----------     ------------    ------------
                                                                           (Millions of Dollars)

     Revenues...................................               $94            $87             $310            $195
     Expenses...................................                93             88              325             201
                                                         -----------     -----------     ------------    ------------
Total EBIT......................................                $1            $(1)            $(15)            $(6)
                                                         ===========     ===========     ============    ============


     Energy Technologies' EBIT contribution increased $2 million for the quarter ended September 30, 2000 from the comparable period in 1999. Revenues increased $7 million and operating expenses increased $5 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999.

     Energy Technologies' EBIT contribution decreased $9 million for the nine months ended September 30, 2000 from the comparable period in 1999. Revenues increased $115 million and operating expenses increased $124 million primarily due to acquisitions of HVAC and mechanical service contracting companies in 2000 and 1999. Also included in the increased operating expenses was a restructuring charge to income for approximately $6.6 million for the nine months ended September 30, 2000. Of this amount approximately $2 million related to employee severance costs applicable to the termination of approximately 60 employees, $1.6 million related to deferred commodity transportation costs and $3.0 million related to the write-off of computer hardware and software.

Liquidity and Capital Resources

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's three direct operating subsidiaries in 2000, PSE&G, Power and Energy Holdings.

PSE&G and Power

     As noted previously, on July 14, 2000, the New Jersey Supreme Court decided to hear appeals of the BPU Energy Master Plan decision. As a result, a planned $2.525 billion securitization financing by PSE&G has been delayed at least until the first quarter of 2001, and a planned financing by Power has been similarly delayed.

     Going forward, cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Power's initial external financing will be delayed until after the securitization financing. Following this initial financing, Power's capital needs will be funded with cash generated from operations and may be supplemented with external financings and equity infusions from PSEG as dictated by Power's growth strategy. Also as a result of the delay in securitization, PSEG and PSE&G will utilize various medium-term financings to refinance existing debt and maturities. The BPU has authorized PSE&G to issue through December 2001 up to $1 billion in long-term debt with maturities not to exceed three years for the purposes of redeeming or refunding prior debt.

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

     Both the right of PSE&G to receive the bondable transition charge pursuant to the securitization transaction and the proceeds from the Promissory Note related to the transfer of its generation-related assets to Power are property subject to the lien of PSE&G's First and Refunding Mortgage (Mortgage). All such property will be released from the lien of the Mortgage at the time of receipt of the cash proceeds from each such sale. In accordance with the provisions of the Mortgage, the net proceeds from each sale of such released property will be deposited with the Trustee.

     The Mortgage authorizes PSE&G to exercise one or more of the following options as to the application of proceeds of such released property, at its sole discretion:

          1. Withdraw funds for corporate use by utilizing additions and improvements and/or retired bonds. (Option 1)

          2. Direct the Trustee to invest the proceeds in U.S. Government Securities. (Option 2)

          3. Direct the Trustee to purchase its Mortgage Bonds at the lowest prices obtainable, at or below par value. If the Trustee is unable to purchase sufficient Mortgage Bonds to exhaust such proceeds deposited with it, the balance may be applied on a pro rata basis towards the redemption of eligible series of Mortgage Bonds outstanding at par. (Option 3)

     At September 30, 2000, PSE&G had a total of $3.4 billion of Mortgage Bonds outstanding, of which $2.6 billion are taxable registered Mortgage Bonds subject to the special redemption provisions outlined in Option 3 (Redeemable Bonds). Further, $777 million of the Mortgage Bonds outstanding are tax-exempt Pollution Control Bonds and $15 million are two series of taxable coupon Mortgage Bonds due 2037 (Coupon Bonds). Neither the Pollution Control Bonds nor the Coupon Bonds are subject to the special redemption provisions outlined in Option 3.

     PSE&G has not yet made a final decision as to the amount and the manner in which it will retire or redeem its Mortgage Bonds. Such a decision will be made on or about the time the proceeds from securitization and the payment of the Promissory Note related to the sale of the generation-related assets to Power are deposited with the Trustee, on the basis of market conditions and other factors existing at that time (see Overview and Future Outlook). Based on current information, a likely utilization of the options available to PSE&G, as noted above, could be as follows:

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

          B. Withdraw the proceeds from the payment of the Promissory Note related to the generation-related asset sale to Power under Option 1. These proceeds will be used to reduce PSE&G common and/or preferred securities.

     As previously reported, in anticipation of securitization, PSEG's Board of Directors has authorized the repurchase of up to an aggregate of 30 million shares of Common Stock in the open market. At September 30, 2000, PSEG had repurchased approximately 17.8 million shares of Common Stock, at a cost of approximately $679 million. The repurchased shares have been held as treasury stock or used for other corporate purposes. In December 1999, PSEG entered into a Forward Purchase Agreement with a third party which has purchased approximately 6.4 million shares at a cost of approximately $225 million. The transaction may be settled in cash or with shares of Common Stock. Any repurchase of these shares will not be reflected on PSEG's balance sheet until settlement of the transaction. Market conditions and the availability of alternative investments will dictate if and when more shares of Common Stock will be repurchased under this authorization.

     Dividend payments on Common Stock for the nine month periods ended September 30, 2000 and 1999 were $1.62 per share and totaled approximately $348 million and $357 million for the nine months ended September 30, 2000 and 1999, respectively. PSEG has not increased its dividend rate in eight years in order to retain additional capital for reinvestment and to reduce its payout ratio as earnings grow. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $450 million and $510 million to PSEG for the nine months ended September 30, 2000 and 1999, respectively. These amounts were used to fund PSEG's Common Stock dividends and to support a portion of PSEG's stock repurchase program.

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

     Cash flow from operating activities increased $39 million from $104 million to $143 million for the nine months ended September 30, 2000 as compared to 1999, primarily due to a decrease in accounts receivable in Global as a result of a partner's reimbursement for their share of project costs.

     Regulatory Restrictions

     As a result of a 1992 BPU proceeding concerning the relationship of PSE&G to PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of September 30, 2000, these assets were in excess of the 20% limit and such notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

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

Capital Requirements

     PSE&G and Power

     On October 31, 2000 Power announced that it had entered into an agreement with a third party to purchase 30 gas and steam turbines with a total combined generating capacity of 4,390 MW for $862.8 million. The turbines will be used at projects in the Northeast and Midwest.

     In September 2000, Power announced that it will assume responsibility of four Midwest generation projects being developed by Global and will be responsible for all future generation projects and development in the United States. The four projects will have a combined generating capacity of 2,830 MW. Power will reimburse Global for their project costs through 2000.

     On July 19, 2000, Power announced that it will construct a two-unit, 1,186 MW natural-gas fired combined-cycle generating facility at its Linden Generating Station at a cost of approximately $590 million with completion expected in May 2003. Three existing oil-fired steam units at Linden with a total capacity of 436 MW will be retired upon completion of the new facility.

     Also in 2000, Power announced that it will construct a 500 MW natural gas-fired, combined-cycle electric generating plant at its Bergen Generating Station at a cost of approximately $290 million with completion expected in June 2002. Power has also installed four new combustion turbines at Burlington Generating Station and two new combustion turbines at Linden Generating Station, adding 168 MW and 164 MW, respectively, of electric generating capacity, at a cost of approximately $151 million. The new combustion turbines were all operational as of July 2000.

     In May 2000, Power acquired Niagara Mohawk Power Corporation's (Niagara Mohawk) 400 MW oil and gas-fired electric generating station in Albany, New York (Albany Steam Station) for $49.9 million. Under the terms of the acquisition agreement, Niagara Mohawk could also receive up to an additional $9 million if Power chooses to pursue redevelopment of the Albany Steam Station.

     In September 1999, Power announced that it had signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. For further information and discussion of the Wholesale Transaction Confirmation letter agreements between Power and Conectiv, see Note 4. Commitments and Contingent Liabilities.

     PSE&G and Power have substantial commitments as part of their ongoing construction programs. These programs are continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and the ability of PSE&G to raise necessary capital.

     For the nine month periods ended September 30, 2000 and 1999 PSE&G had net plant additions of $280 million, excluding Allowance for Funds Used During Construction (AFDC) and capitalized interest. Power had net plant additions for the nine months ended September 2000 of $288 million, excluding AFDC and capitalized interest.

     Energy Holdings

     Future investment activity will be subject to periodic review and revision and may vary significantly depending upon the opportunities presented. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

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

External Financings

     PSEG

     At September 30, 2000, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At September 30, 2000, there were no borrowings under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At September 30, 2000, PSEG had $145 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes and, until securitization proceeds are received, provide funds for Power. On September 30, 2000, PSEG had commercial paper of $557 million outstanding.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2001 and a $280 million revolving credit facility expiring in March 2005. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of September 30, 2000 there were no borrowings outstanding under these facilities.

     On October 10, 2000 PSEG filed a registration statement with the SEC to register $500 million of additional debt.

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

     In 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001. These Notes were automatically tendered and remarketed in September 2000. The interest rate through maturity is at the three-month LIBOR plus 0.375%, reset quarterly.

     PSE&G

     As of September 30, 2000, the Mortgage would permit up to $2.9 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements, the level of which will be impacted by the actions ultimately taken in connection with securitization and the sale of generation-related assets to Power (see Liquidity and Capital Resources - PSEG and PSE&G). In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. PSE&G expects to apply for and receive necessary BPU authorization for external financings to meet its requirements over the next five years, as needed. While PSE&G expects such authority to be granted, no assurances can be given. Failure to receive such authority on a timely basis could have a material adverse effect on the financial condition, results of operations and net cash flows of PSE&G and PSEG.

     The BPU has authorized PSE&G to issue up to $1 billion of new long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001

     On September 6, 2000, PSE&G issued $290 million of secured Medium Term Notes, Series A at 7.19%, due September 6, 2002.

     PSE&G maintains a $1.5 billion commercial paper program. To provide liquidity for this program, PSE&G has a $450 million revolving credit agreement expiring in June 2001, a $650 million credit facility expiring in June 2002 and a $400 million credit facility expiring in June 2001. These agreements provide for borrowings with maturities of up to one year. As of September 30, 2000, there were no borrowings outstanding under these facilities.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 2001, not more than $2.0 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has several uncommitted lines of credit with banks. On September 30, 2000, PSE&G had $1.6 billion of short-term debt outstanding, including $423 million borrowed against its uncommitted bank lines of credit. PSE&G has filed a petition with the BPU to extend its authority to issue short-term debt through January 2, 2003.

     PSE&G Fuel Corporation had a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel. This commercial paper program was supported by a $125 million revolving credit facility with a group of banks. As a result of the transfer of generation assets from PSE&G to Power, the PSE&G Fuel Corporation commercial paper program has been discontinued. All commercial paper outstanding under this program was paid down on August 17, 2000. The credit facility supporting this program was terminated on September 11, 2000.

     Energy Holdings

     A registration statement was declared effective September 5, 2000 regarding an exchange offer for the $300 million of 9.125% Senior Notes due February 2004. The exchange offer was completed on October 18, 2000 with substantially all notes being exchanged.

     Energy Holdings completed an exchange offer in August 2000 exchanging $400 million of publicly traded 10.0% Senior Notes due October 2009 for notes which were issued in October 1999 in a private placement.

     Foreign Operations

     In accordance with their growth strategies, Global and Resources have made approximately $1.5 billion and $1.2 billion, respectively, of international investments. As of September 30, 2000, foreign investments represented 13% of PSEG's consolidated assets and the revenues from those foreign investments contributed 3% to consolidated revenues for the nine months ended September 30, 2000. For discussion of foreign currency risk, see Note 5. Financial Instruments and Risk Management.

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in PSEG's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices, pollution credit prices, equity security prices, interest rates and foreign currency exchange rates as discussed below. PSEG's policy is to use derivatives to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates, commodity-related instruments, equity securities and foreign currency risks, see Note 5. Financial Instruments and Risk Management.

     Commodity-Related Instruments

     The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSE&G and Power enter into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge anticipated demand. These contracts, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments.

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at September 30, 2000 was approximately $12 million, compared to the December 31, 1999 level of $3 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the
quarters ended March 31, 2000 and June 30, 2000 and Energy Holdings' Registration Statement on Form S-4, filed June 29, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is updated below.

          (1)  Form 10-K,  pages 5, 27, 33, 64 and 69, March 31, 2000 Form 10-Q, pages 9 and 17 and June 30, 2000 Form 10-Q, pages 13 and 25. See Pages 14 and 25. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, EO97070461, EO97070462 and EO97070463.

          (2)  Form  10-K,  pages 8, 27, 34 and 69,  March 31,  2000 Form  10-Q, pages 9 and 17 and June 30, 2000 Form 10-Q, pages 13 and 25. See Pages 14 and 25. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings, Docket Nos. C1263-99, C-1265-99 and C-1413-99.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's and PSE&G's 1999 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and Energy Holdings' Registration Statement on Form S-4, filed June 29, 2000 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is updated below. References are to the related pages on the Form 10-K, Form 10-Q or Form S-4, as appropriate, as printed and distributed.

PSE&G agreement with El Paso Merchant Energy

     New Matter. PSE&G and El Paso Merchant Energy, a business unit of El Paso Energy Corporation, have announced the restructuring of a long-term power sales agreement, a non-utility generation (NUG) contract between its Newark Bay generating project and PSE&G. The BPU approved the agreement. As required by state and federal regulation, PSE&G entered into a long-term agreement to purchase the output of the plant at prices that are now above market. Under the new agreement, El Paso Merchant Energy will supply a fixed amount of electricity to PSE&G at reduced rates. PSE&G expects that the new agreement will save its customers $75 million over the remaining 13-year term of the agreement, with no impact on earnings.

Levelized Gas Adjustment Clause (LGAC)

     Form 10-K, page 9 and June 30, 2000 Form 10-Q page 41 . On July 31, 2000, PSE&G filed an amended motion with the BPU requesting interim authorization by September 1, 2000 to change the monthly pricing mechanism in PSE&G's LGAC to cover currently estimated price increases on a per month basis, exercisable in any month with no annual limit. The change will also allow PSE&G to decrease prices if the expected increases in gas costs do not occur. Currently, PSE&G has been given limited authority to change the monthly pricing mechanism during the months of November 2000 through April 2001. On October 3, 2000, PSE&G filed an emergent motion for provisional relief with the BPU.

     On November 1, 2000, the BPU issued a written order granting PSE&G a provisional rate increase of 16% with a 2% monthly potential flexing mechanism during the upcoming winter for the amounts that PSE&G is permitted to charge customers.

Energy Efficiency and Renewable Energy (Formerly DSM)

     Form 10-K, page 9. On October 10, 2000, the BPU approved, on an interim basis, $7.5 million of statewide funding for new energy efficiency programs and $2.5 million of statewide funding for renewable energy programs to be administered by the BPU pending the BPU's final order in the Comprehensive Resource Analysis (CRA) proceeding. PSE&G is waiting for the BPU to issue a written order with details on how the interim CRA program is to be administered and how much of the cost of this funding will be collected from each of the New Jersey's seven utilities.

PJM Interconnection LLC (PJM)

     Form 10-K, page 12. In October 2000, PJM and nine PJM transmission owners, including PSE&G, made a filing with the Federal Energy Regulatory Commission
(FERC) stating that PJM is a Regional Transmission Organization (RTO) that meets or exceeds the requirements of the Final Rule promulgated by FERC in the RTO rulemaking proceeding (Order 2000). Included in this filing was a PJM rate proposal designed to provide reasonable, risk-adjusted returns on new transmission investments in the PJM region.

Gas Operations and Supply

     Form 10-K, page 16. On August 11, 2000, PSE&G filed a gas merchant restructuring plan with the BPU which provides for, among other things, the transfer of PSE&G's gas supply, transportation, storage and peaking contracts to a subsidiary of Power and a requirements contract between PSE&G and Power's subsidiary enabling PSE&G to fulfill its basic gas supply service. PSE&G cannot predict the outcome of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:



-------------------------------------------------------------------------------------------------------------
                        Exhibit       Document
                        Number
-----------------    -----------      -----------------------------------------------------------------------
PSEG                    10A(19)       Employment Agreement with Frank Cassidy dated October 17, 2000
                        10A(20)       Employment Agreement with Robert J. Dougherty dated October 17, 2000
                        10A(21)       Employment Agreement with Alfred C. Koeppe dated October 17, 2000
                        10A(22)       Employment Agreement with Robert C. Murray dated October 17, 2000
                        12            Computation of Ratios of Earnings to Fixed Charges (PSEG)
                        27(A)         Financial Data Schedule (PSEG)
-----------------    -----------      -------------------------------------------------------------------------
PSE&G                   12(A)         Computation of Ratios of Earnings to Fixed Charges (PSE&G)
                        12(B)         Computation of Ratios of Earnings to Fixed Charges plus Preferred
                                        Stock Dividend Requirements (PSE&G)
                        27(B)         Financial Data Schedule (PSE&G)
-----------------    -----------      -------------------------------------------------------------------------
ENERGY HOLDINGS         12(C)         Computation of Ratios of Earnings to Fixed Charges (Energy Holdings)
                        27(C)         Financial Data Schedule (Energy Holdings)

-------------------------------------------------------------------------------------------------------------



(A) Reports on Form 8-K and Form 8-K/A

   Registrant                          Date of Report             Items Reported
   ----------                          --------------             --------------

   PSEG and PSE&G                      August 21, 2000            Items 2 and 7
   PSEG and PSE&G                      September 5, 2000          Items 2 and 7
   PSEG, PSE&G and Energy Holdings     October 18, 2000           Items 5 and 7
   PSEG, PSE&G and Energy Holdings     October 27, 2000           Item 9
   PSEG and PSE&G                      November 1, 2000           Item 7

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused these reports to be signed on their respective behalf by the undersigned thereunto duly authorized.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                     PUBLIC SERVICE ELECTRIC and GAS COMPANY
                                  (Registrants)


                   By:          PATRICIA A. RADO
                       _________________________________
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: November 13, 2000

================================================================================
                            PSEG ENERGY HOLDINGS INC.
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PSEG ENERGY HOLDINGS INC.
                                  (Registrant)


                   By:            DEREK DIRISIO
                       _________________________________
                                  Derek DiRisio
                          Vice President and Controller
                         (Principal Accounting Officer)




Date: November 13, 2000