Form 10-K405
period 2000-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2001-03-06
CIK 788784, 81033

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to__________

 COMMISSION      REGISTRANT, STATE OF INCORPORATION,      I.R.S. EMPLOYER
FILE NUMBER        ADDRESS, AND TELEPHONE NUMBER         IDENTIFICATION  NO.
-----------      ----------------------------------      --------------------
  001-09120       PUBLIC SERVICE ENTERPRISE GROUP             22-2625848
                            INCORPORATED

                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 1171
                          Newark, New Jersey 07101-1171
                                  973 430-7000
                               http://www.pseg.com

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Floating Rate Capital Securities (Guaranteed Preferred Beneficial Interest in PSEG's Debentures), $1,000 par value issued by Enterprise Capital Trust II (Registrant), LIBOR plus 1.22%.

     Extendible Notes, Series C, LIBOR plus 0.375%, Due 2001.
     Floating Rate Notes, LIBOR plus 0.875%, Due 2002

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of January 31, 2001 was $8,508,106,619 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of Common Stock, as of the latest practicable date, was as follows:

               CLASS                        OUTSTANDING AT JANUARY 31, 2001
   -------------------------------          -------------------------------
   Common Stock, without par value                    207,971,318

                       DOCUMENTS INCORPORATED BY REFERENCE

PART OF FORM 10-K                DOCUMENTS INCORPORATED BY REFERENCE
-----------------    ---------------------------------------------------------
        III          Portions of the definitive Proxy Statement for the Annual
                     Meeting of Stockholders of Public Service Enterprise Group
                     Incorporated to be held April 17, 2001, which definitive
                     Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2001, as specified herein.

     COMMISSION      REGISTRANT, STATE OF INCORPORATION,    I.R.S. EMPLOYER
     FILE NUMBER        ADDRESS, AND TELEPHONE NUMBER      IDENTIFICATION NO.
     -----------     ----------------------------------    ------------------
      001-00973       PUBLIC SERVICE ELECTRIC AND GAS          22-1212800
                                 COMPANY
                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 570
                          Newark, New Jersey 07101-0570
                                  973 430-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                           NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS               TITLE OF EACH CLASS                  ON WHICH REGISTERED
----------------------------   -------------------------------------       ---------------------
  CUMULATIVE PREFERRED STOCK   FIRST AND REFUNDING MORTGAGE BONDS:
    $100 PAR VALUE SERIES:              SERIES                 DUE
            4.08%                 9 1/8%          BB           2005
            4.18%                 9 1/4%          CC           2021
            4.30%                 8 7/8%          DD           2003
            5.05%                 7 7/8%          FF           2001
            5.28%                 6 7/8%          MM           2003
            5.97%                 6 1/2%          PP           2004
            6.92%                 6 1/8%          RR           2002         New York Stock Exchange
                                  7%              SS           2024
    $25 PAR VALUE SERIES:         7 3/8%          TT           2014
            6.75%                 6 3/4%          UU           2006
                                  6 3/4%          VV           2016
                                  6 1/4%          WW           2007
                                  6 3/8%          YY           2023
                                  8%                           2037
                                  5%                           2037

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             REGISTRANT                                TITLE OF CLASS
---------------------------------------       ----------------------------------
Public Service Electric and Gas Company       6.92% Cumulative Preferred Stock
                                              $100 par value Medium-Term Notes,
                                                       Series A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of January 31, 2001, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      -----
PART I

Item 1.       Business...................................................................................  2
              General....................................................................................  2
              Risk Factors...............................................................................  8
              Competitive Environment....................................................................  9
              Regulatory Issues.......................................................................... 10
              Customers.................................................................................. 14
              Employee Relations......................................................................... 15
              Segment Information........................................................................ 15
              Environmental Matters...................................................................... 16
Item 2.       Properties................................................................................. 19
Item 3.       Legal Proceedings.......................................................................... 24
Item 4.       Submission of Matters to a Vote of Security Holders........................................ 27

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................... 28
Item 6.       Selected Financial Data.................................................................... 29
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...... 31

              PSEG....................................................................................... 31
              Corporate Structure........................................................................ 31
              Overview of 2000 and Future Outlook........................................................ 32
              Results of Operations...................................................................... 33
              Liquidity and Capital Resources............................................................ 40
              External Financings........................................................................ 43
              Qualitative and Quantitative Disclosures About Market Risk................................. 46
              Foreign Operations......................................................................... 47
              Accounting Issues.......................................................................... 47
              PSE&G...................................................................................... 47
              Forward Looking Statements................................................................. 47

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk................................. 48
Item 8.       Financial Statements and Supplementary Data................................................ 48

              Consolidated Financial Statements.......................................................... 49
              Notes to Consolidated Financial Statements................................................. 60
              Financial Statement Responsibility......................................................... 98
              Independent Auditors' Reports..............................................................100

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......102

PART III

Item 10.      Directors and Executive Officers of the Registrants........................................103
Item 11.      Executive Compensation.....................................................................105
Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................109
Item 13.      Certain Relationships and Related Transactions.............................................110

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................111
              Schedule II--Valuation and Qualifying Accounts.............................................113
              Signatures.................................................................................114
              Exhibit Index..............................................................................116


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     PSEG

     Public Service Enterprise Group Incorporated (PSEG), incorporated under the laws of the State of New Jersey with its principal executive offices located at 80 Park Plaza, Newark, New Jersey 07102, is an exempt public utility holding company. PSEG has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services).

     The following organization chart shows PSEG and its principal subsidiaries, as well as the principal operating subsidiaries of Power and Energy Holdings.

                            PSEG ORGANIZATIONAL CHART




                                   [graphic]


PSE&G

     PSE&G is a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. PSE&G is an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. In August 2000, pursuant to the terms of the Final Decision and Order (Final Order) issued by the New Jersey Board of Public Utilities (BPU) under the New Jersey Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition
Act), PSE&G transferred its generation-related assets and liabilities to Power and its wholly-owned subsidiaries PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources and Trade LLC (ER&T), and its wholesale power contracts to ER&T.

     ELECTRIC OPERATIONS AND SUPPLY

     Since August 1, 1999, all electric customers in New Jersey have had the ability to choose an electric energy supplier. PSE&G supplies customers that do not choose a third party supplier (TPS). PSE&G transports electric energy supply from generation sources and distributes it to end-use customers within its designated service territory.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

PSE&G's electric revenues are based upon tariffs approved by the BPU for this service (see Regulatory Issues-PSE&G). Pursuant to BPU requirements, PSE&G also serves as the supplier of last resort for electric customers within its service territory. PSE&G has contracted with Power to provide the capacity and electricity necessary for this basic generation service (BGS) obligation through July 31, 2002. For each annual period thereafter, PSE&G is required to determine the BGS supplier by competitive bid in accordance with BPU requirements.

     In addition, PSE&G purchases power under various non-utility generation
(NUG) contracts and sells such power into the wholesale energy market with the costs and proceeds applied to the non-utility generation market transition clause (NTC) component of its rates (see Note 3. Regulatory Assets and Liabilities of Notes to Consolidated Financial Statements (Notes)). Rates for electricity sold in the wholesale energy market are not subject to BPU ratemaking and are subject to market forces.

     The demand for electricity by PSE&G's customers is affected by customer conservation, economic conditions, weather and other factors not within PSE&G's control.

     GAS OPERATIONS AND SUPPLY

     Since January 1, 2000, all gas customers in New Jersey have had the ability to choose a gas supplier. PSE&G supplies, principally with natural gas, customers that do not choose a competitive gas supplier. PSE&G supplements natural gas with purchased refinery/landfill gas and liquefied petroleum gas produced from propane. The adequacy of supply of all types of gas is affected by the nationwide availability of all sources of fuel for energy production.

     As of December 31, 2000, the daily gas capacity of PSE&G was as follows:

     TYPE OF GAS                                            THERMS PER DAY
     -----------                                            --------------
     Natural gas.........................................     23,319,550
     Liquefied petroleum gas.............................      2,200,000
     Refinery/landfill gas...............................        223,000
                                                              ----------
              Total......................................     25,742,550
                                                              ==========

     About 40% of the daily gas capacity is firm transportation which is available every day of the year. The remainder comes from field storage, liquefied natural gas, seasonal purchases, contract peaking supply, propane and refinery/landfill gas. PSE&G's total gas sold to and transported for its various customer classes in 2000 was 3.9 billion therms. Included in this amount was 1.1 billion therms of gas delivered to customers under PSE&G's transportation tariffs and individual cogeneration contracts. During 2000, PSE&G purchased approximately 3.2 billion therms of gas for its combined gas and electric operations directly from natural gas producers and marketers. These supplies were transported to New Jersey by four interstate pipeline suppliers.

     The majority of PSE&G's gas transportation and supply contracts expire at various times over the next 10 years. Since the quantities of gas available to PSE&G under its supply contracts are more than adequate in warm months, PSE&G nominates part of such quantities for storage, to be withdrawn during the winter season. Underground storage capacity currently is approximately 775 million therms. PSE&G does not presently anticipate any difficulty in obtaining adequate supplies of natural gas.

     The demand for gas by PSE&G's customers is affected by customer conservation, economic conditions, weather, the price relationship between gas and alternative fuels and other factors not within PSE&G's control. Rates for gas sold in interstate commerce are not subject to cost of service ratemaking but are subject to market forces.

     PSE&G was able to meet all of the demands of its firm customers during the 1999-2000 winter season and expects to continue to meet such energy-related demands of its firm customers during the 2000-2001 and 2001-2002 winter seasons. However, the sufficiency of supply could be affected by several factors not within PSE&G's control,

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

including curtailments of natural gas by its suppliers, the severity of the winter and the availability of feedstocks for the production of supplements to its natural gas supply.

     POWER

     Power is a Delaware limited liability company with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Power is engaged in the generation and wholesale energy marketing and trading of electric energy. Power and its three principal wholly-owned subsidiaries were formed in 1999 to acquire, own and operate the electric generation-related assets of PSE&G. Power has contracted with PSE&G to provide the energy, capacity and ancillary services required to fulfill its BGS obligation through July 31, 2002. Power and its subsidiaries are Exempt Wholesale Generators (EWG) and do not directly serve any retail customers. Power also has a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for Power's other subsidiaries.

     The nature of the supply and capacity markets are changing due to deregulation in various states and Federal Energy Regulatory Commission (FERC) initiatives. The resulting development of new markets has increased volatility and risks and also has created opportunities for Power. Power will seek to pursue growth opportunities through expansion of its capacity, acquisitions, in whole or in part, of existing plants and formation of partnerships with independent power producers. Power's growth strategy is designed to increase its generating portfolio by 3,000 MW to 8,000 MW over the next five years.

     ELECTRIC FUEL SUPPLY AND DISPOSAL

     The following table indicates Power's mWh output by source of energy in 2000 and the estimated output by Power for 2001:

                                              ACTUAL          ESTIMATED
     SOURCE                                    2000            2001 (A)
     ------                                    -----           --------
     Nuclear:
          New Jersey facilities.............    39%               43%
          Pennsylvania facilities...........    21%               21%
     Fossil:
          Coal:
          New Jersey facilities.............    16%               13%
          Pennsylvania facilities...........    15%               15%
          Natural Gas.......................     7%                7%
          Oil...............................     1%                1%
          Pumped Storage....................     1%               --
                                               ---               ---
              Total.........................   100%              100%
                                               ===               ===

(A) No assurances can be given that actual output will match estimates.

     FOSSIL

     Fossil has an ownership interest in 14 fossil generating stations and one hydroelectric pumped storage facility in New Jersey, Pennsylvania and New York. For additional information, see Item 2. Properties--Power--Electric Generation Properties. Fossil uses coal, natural gas and oil for electric generation. These fuels are purchased through various contracts and in the spot market. Fossil does not presently anticipate any difficulties in obtaining adequate coal, natural gas and oil supplies.

     Fossil owns approximately 23% of the Keystone and Conemaugh coal-fired generating stations located in western Pennsylvania and operated by Reliant Energy. Fossil has been advised that there are presently no anticipated difficulties in obtaining adequate coal supplies for these facilities.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     NUCLEAR

     Nuclear has an ownership interest in five nuclear generating units and operates three of them, the Salem Nuclear Generating Station, Units 1 and 2 (Salem 1 and 2), and the Hope Creek Nuclear Generating Station (Hope Creek). Exelon Generation LLC (Exelon) operates the Peach Bottom Atomic Power Station Units 2 and 3 (Peach Bottom 2 and 3). Operation of nuclear generating units involves continuous close regulation by the Nuclear Regulatory Commission (NRC). Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstrations to the NRC that plant operations meet requirements are also necessary. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate.

     Nuclear owns 50.00% of the Salem units and operates them on behalf of Power and two other owners: Exelon--42.59%; and Atlantic City Electric Company
(ACE)--7.41%. Nuclear owns 95% of Hope Creek and operates the unit on behalf of itself and ACE, which owns the remaining 5%. In September 1999, Power entered into a contract to purchase ACE's interest in Salem and Hope Creek. Exelon owns 46.25% of the Peach Bottom units and operates them on behalf of itself and two other owners: Power--46.25%; and ACE--7.51%. Nuclear and Exelon have each contracted to purchase one-half of ACE's interest in Peach Bottom. Refueling outages, which have been reduced in duration due to operating efficiencies, are expected to last for approximately five to six weeks and are scheduled for Salem 1, Hope Creek and Peach Bottom 3 in 2001. For 2000, Salem, Hope Creek and Peach Bottom achieved average capacity factors of approximately 89%, 80% and 94%, respectively. For additional information, see Item 2. Properties--Power--Electric Generation Properties.


     In accordance with NRC requirements, nuclear plants utilize various fire barrier systems to protect equipment necessary for the safe shutdown of the plant in the event of a fire. As part of an inspection by the NRC in April 1997, the NRC noted certain weaknesses in Salem's fire barrier systems. PSEG sent a letter to the NRC in June 1997 addressing these issues concerning the qualification of fire wrap barriers used to protect electrical cabling at Salem. The letter outlined a resolution plan and schedule to address the fire wrap issues. The completion date, based on each unit's refueling outage schedule, is currently November 2002. PSEG has committed to alternative measures in the form of fire watches until this plan is implemented. A review of the installed fire barrier materials has been completed, and replacement materials have been selected. Revision of the safe shutdown analysis and design of the necessary modifications are currently in progress, the cost of which are not expected to be material. The option to cross connect certain plant systems on both Salem units is also being pursued to further reduce the reliance on fire wrap materials. However, failure to resolve these fire barrier issues could result in potential NRC violations, fines and/or plant shutdown which could have a material adverse impact to PSEG's financial condition, results of operations and net cash flows.

     For certain litigation relating to Salem, see Item 3. Legal Proceedings. For information on the operating performance standard applicable to Salem, see
Note 10. Commitments and Contingent Liabilities of Notes. For discussion of the renewal of New Jersey Pollutant Discharge Elimination System (NJPDES) permit related to Salem and its operations, see Water Pollution Control.

     NUCLEAR DECOMMISSIONING

     In accordance with Federal regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. PSE&G currently recovers from its customers the amounts paid into the trust fund each year and remits the amounts collected to Power. Also, upon closing, Nuclear will receive the portion of ACE's Nuclear Decommissioning Trust (NDT) Fund related its acquisition of ACE's nuclear assets. For information concerning nuclear decommissioning costs, see Regulatory Issues and Note 11. PSE&G Nuclear Decommissioning of Notes.

     NUCLEAR FUEL

     Nuclear has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Nuclear has been advised by Exelon that it has similar contracts to satisfy the fuel requirements of Peach Bottom.

     NUCLEAR FUEL DISPOSAL

     Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). The availability of adequate spent fuel storage capacity is estimated through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Nuclear presently expects to construct an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek, which construction will require certain regulatory approvals, the timely receipt of which cannot be assured. Exelon has advised Nuclear that it has constructed an on-site dry storage

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

facility at Peach Bottom which is now operational to provide additional storage capacity through the end of the current licenses for the two Peach Bottom units.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with operators of nuclear power plants for transportation and ultimate disposal of the spent fuel and mandated that the nuclear plant operators contribute to a Nuclear Waste Fund at a rate of one mil per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the United States Department of Energy (DOE) was required to begin taking possession of all spent nuclear fuel generated by the Power's nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010. Exelon has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows Exelon to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in future DOE fees. On November 22, 2000, a group of eight utilities filed a petition against DOE in the Eleventh Circuit U.S. Court of Appeals seeking to set aside the receipt of credits out of the Nuclear Waste Fund, as stipulated in the Peach Bottom agreement. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

     URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

     In accordance with the National Energy Policy Act of 1992 (EPAct), domestic entities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. These amounts are being collected from PSE&G's customers over a period of 15 years. Under this legislation, Nuclear's obligation for the nuclear generating stations in which it has an interest is $73 million (adjusted for inflation). Since 1993, $42 million has been paid, resulting in a balance due of $31 million. Nuclear believes that it should not be subject to collection of any such fund payments under EPAct. Along with other nuclear generator owners, Nuclear has filed suit in the U.S. Court of Claims and in the U.S. District Court, Southern District of NY to recover these costs.

     LOW LEVEL RADIOACTIVE WASTE (LLRW)

     On July 1, 2000, New Jersey, Connecticut and South Carolina formed the Atlantic Compact. This arrangement gives New Jersey nuclear generators, including Power, continued access to the Barnwell LLRW disposal facility (Barnwell), which is owned by South Carolina. Nuclear believes that the formation of the Atlantic Compact will provide for adequate LLRW disposal for Salem and Hope Creek through the end of their current licenses, although no assurances can be given.

     ER&T

     ER&T purchases all of the capacity and energy from Fossil and Nuclear. In conjunction with these purchases ER&T uses commodity and financial instruments designed to cover estimated commitments for BGS and other bilateral contract agreements (see Note 8. Financial Instruments and Risk Management of Notes). ER&T also markets electricity, capacity, ancillary services and natural gas products on a wholesale basis throughout the Eastern and Midwestern United States. ER&T is a fully integrated marketing and trading organization that is active in the long-term and spot wholesale energy markets.

      ENERGY HOLDINGS

     Energy Holdings participates in three energy-related lines of business through its principal wholly-owned subsidiaries: PSEG Global Inc. (Global), PSEG Resources Inc. (Resources), and PSEG Energy Technologies Inc. (Energy Technologies). Energy Holdings seeks investment opportunities in the rapidly changing global energy

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

markets, with Global and Energy Technologies focusing on the operating segments of the electric and gas industries and Resources making financial investments in these industries.

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

      GLOBAL

      Global's goal is to develop, own and operate electric generation and distribution facilities in selected high-growth areas of the worldwide energy market. In carrying out its strategy, Global's assessment of potential opportunities includes a multi-faceted analysis of the resident country, potential partners and transaction economics. As a result of this strategic approach, Global has developed or acquired interests in electric generation and/or distribution facilities in the United States, Argentina, Brazil, Chile, China, Peru and Venezuela. In addition, projects are in construction or advanced development in the United States, Argentina, China, India, Italy, Poland, Tunisia and Venezuela. Global expects that future development of additional projects will take place primarily outside of the United States.

      As of December 31, 2000, Global has ownership interests in 23 operating generation projects totaling 3,136 MW (1,076 MW net) and 15 projects totaling 3,918 MW (1,964 MW net) in construction or advanced development. Of Global's generation projects in operation, construction or advanced development, 1,294 MW net or 43% are located in the United States. Global currently owns interests in seven distribution companies in Argentina, Brazil, Chile and Peru. Global has expanded its business to include electric distribution where it can be linked to existing or prospective generation opportunities. For additional information, see Item 2. Properties - Global - Electric Generation Properties.

      Fuel supply arrangements are designed to balance long-term supply needs with price considerations. Global's project affiliates utilize long-term contracts and spot market purchases. Global believes that there are adequate fuel supplies for the anticipated needs of its generating projects. Global also believes that transmission access and capacity are sufficient at this time for its generation projects.

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

      RESOURCES

      Resources focuses on providing energy infrastructure financing in developed countries. Resources invests in energy-related financial transactions and manages a diversified portfolio of assets, including leveraged leases, leveraged buyout funds, limited partnerships and marketable securities. Resources seeks to invest in transactions where its expertise and understanding of the inherent risks and operating characteristics of energy-related assets provide a competitive advantage. Resources currently expects to concentrate its future investment activity on energy-related financial transactions.

      As of December 31, 2000 and December 31, 1999, Resources had approximately $2.3 billion and $1.8 billion, respectively, invested in leveraged lease transactions which represented approximately 88% and 84% of Resources' total assets. Leveraged leases of energy-related plant and equipment totaled approximately $1.8 billion and $1.3 billion as of December 31, 2000 and December 31, 1999, respectively. The remainder of Resources' portfolio is further diversified across a wide spectrum of asset types and business sectors including leveraged leases of aircraft, railcars and real estate, limited partnership interests in project finance transactions and leveraged buyout and venture funds. Approximately 85% of the lease investments in Resources' portfolio are with lessees that have investment grade credit ratings. Resources does not manage any fund or partnership in its portfolio. The timing of distributions from these investments is not within Resources' control.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

      ENERGY TECHNOLOGIES

      Energy Technologies is an energy management company that provides energy-related engineering, consulting and mechanical contracting services to and constructs, operates and maintains heating, ventilating and air conditioning
(HVAC) systems for industrial and commercial customers in the Northeastern and Middle Atlantic United States. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing additional capital.

      Energy Technologies has established a presence in the energy services business through the acquisition of nine companies involved in the engineering, construction, installation, operation and maintenance of energy equipment and HVAC systems. The combination of these companies created a regional energy service capability from New England to Virginia.

      In February 2000, Energy Technologies entered into a business arrangement with a third party to provide an internet-based auction exchange that will allow its customers an alternative method in purchasing their energy requirements. In June 2000, Energy Technologies outsourced certain supply services under its retail gas service agreements. With these transactions, Energy Technologies has changed the manner in which it operates its electric and gas commodity business. Energy Technologies plans to grow from existing operations by utilizing the recently acquired companies to deliver expanded energy-related services and products to new and existing customers.

     SERVICES

     Services is a New Jersey Corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. Services provides management and administrative services to PSEG and its subsidiaries.

RISK FACTORS

     These factors should be considered when reviewing PSEG's and PSE&G's businesses, and are relied upon by PSEG and PSE&G in issuing any forward-looking statements. Such factors could affect actual results and cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, PSEG and PSE&G. Some or all of these factors may apply to PSEG and PSE&G.

o Deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace.

o Changes in operation and availability of the electric generation plants compared to historical performance and changes in the historical operating cost structure.

o Ability to obtain adequate and timely rate relief, cost recovery, including unsecuritized stranded costs, and other necessary regulatory approvals.

o The need to manage operating and capital costs in a competitive environment and in light of mandated rate reductions.

o The need to manage wholesale energy trading operations in conjunction with electricity production and gas supply activities, transmission and distribution systems, including commodity price fluctuations, volatility and credit risk from counterparties.

o Inability to purchase or generate electricity at prices lower than BGS rates approved by the BPU.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

o  Ability to replace BGS and other revenues following current contract periods.

o In certain foreign markets: the ability of PSEG and its subsidiaries to hedge against foreign exchange rates and fluctuations in those rates; the economic, political and military conditions; and repatriation of earnings or other cash flow.

o  Changes in trade, monetary and fiscal policies, laws and regulations

o Inability to raise capital on favorable terms to refinance existing indebtedness or to fund future acquisitions and other capital commitments.

o Successful and timely completion of electric generating projects and capital improvements to existing facilities.

o Changes in the economic and electricity consumption growth rates in the U.S. and foreign countries.

o Ability to economically and safely operate power generation facilities, including nuclear facilities, in accordance with regulatory requirements and the potential impact of nuclear decommissioning and the availability of storage facilities for spent nuclear fuel.

o Operating conditions and increased capital investments attributable to environmental regulations.

o  Limited control of minority interests.

o  Ability to maintain sufficient insurance coverages.

COMPETITIVE ENVIRONMENT

     The regulatory structure which has historically governed the electric and gas utility industries in the United States and in New Jersey is in transition. Deregulation is essentially complete in New Jersey and is complete or well under way in other states in the Northeast and across the United States. States have acted independently to deregulate and recent experience in California, with energy shortages, high costs, and financial difficulties of the utilities have caused States to re-evaluate and in some cases stop the move toward deregulation. The deregulation and restructuring of the nation's energy markets, the unbundling of energy and related services, the diverse strategies within the industry related to holding, buying or selling generation capacity and the anticipated resulting industry consolidation could have a profound effect on PSEG and its subsidiaries, providing them with new opportunities and exposing them to new risks (see Overview of 2000 and Future Outlook of MD&A).

     PSE&G

     As a regulated monopoly, PSE&G's regulated electric and gas transmission and distribution business has minimal risks to competition. Also, there is minimal financial impact on PSE&G's transmission and distribution business due to customers choosing an alternate electric or gas supplier.

     POWER

     Federal and state legislative and regulatory initiatives have laid the groundwork for competition in the wholesale and retail electricity markets. Electric power marketers, independent power producers, EWGs and utilities now compete actively in the wholesale markets. As a result, the highly regulated market structure of the past is giving way to one where electricity customers have the right to choose their supplier and competition is setting the price of the generation component of electricity bills.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     Through July 31, 2002, PSE&G will be Power's main customer pursuant to the BGS contract. Due to retail competition, PSE&G's retail market is expected to moderately erode. As of December 31, 2000, TPS in the New Jersey electric generation market gained approximately 10% of the customer load traditionally served by PSE&G. Power will attempt to market the resulting excess generation capacity to supply retail aggregators and other load serving entities (LSE) and, following the completion of the BGS contract period, Power anticipates that the majority of its generation output will continue to be dedicated to supplying similar long-term contracts.

     As markets continue to evolve, several types of competitors have or will emerge in the markets in which Power participates. These competitors include independent power producers, with or without trading capabilities, other utility affiliates that have formed generating and/or trading affiliates, aggregators and wholesale power marketers. Power expects to compete as a large, diverse supplier of wholesale electricity and related products and services. Power's success as a competitive generator will be due in part to the extent it can produce power at rates lower than its long-term contract prices and prevailing market prices.

     ENERGY HOLDINGS

     Energy Holdings and its subsidiaries are subject to substantial competition in the United States as well as in the international markets from independent power producers, domestic and multi-national utility generators, fuel supply companies, energy marketers, engineering companies, equipment manufacturers, well capitalized investment and finance companies and affiliates of other industrial companies. Restructuring of worldwide energy markets, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for Energy Holdings, and likewise is creating substantial competition from well-capitalized entities which may adversely affect Energy Holdings' ability to make investments on favorable terms and achieve its growth objectives.

REGULATORY ISSUES

     STATE REGULATION

     As a New Jersey public utility, PSE&G has been subject to comprehensive regulation by the BPU including, among other matters, regulation of intrastate rates and service and the issuance and sale of securities. As a participant in the ownership of certain transmission facilities in Pennsylvania, PSE&G is subject to regulation by the Pennsylvania Public Utility Commission (PPUC) in limited respects in regard to such facilities. PSEG, Power and Energy Holdings are not subject to direct regulation by the BPU, except potentially with respect to certain transfers of control, reporting requirements and affiliate standards.

     FEDERAL REGULATION

     PSEG and certain of its subsidiaries' domestic operations are subject to regulation by FERC with respect to certain matters, including interstate sales and exchanges of electric transmission, capacity and energy. PSEG has claimed an exemption from regulation by the Securities and Exchange Commission (SEC) as a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), except for Section 9(a)(2), which relates to the acquisition of 5% or more of the voting securities of an electric or gas utility company. Fossil and Nuclear are EWGs and Global's investments include EWGs and foreign utility companies (FUCOs) under PUHCA. Failure to maintain status of these plants as EWGs or FUCOs could subject PSEG and its subsidiaries to regulation under PUHCA.

     If PSEG were no longer exempt from PUHCA, PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to their financing and investing activities, including the amount and type of non-

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

utility investments. PSEG believes, however, that this would not have a material adverse affect on PSEG and its subsidiaries.

     Construction, operation and decommissioning of nuclear generating facilities are regulated by the NRC. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants. PSE&G, Fossil, Nuclear and Global are also subject to the rules and regulation of the United States Environmental Protection Agency (EPA), U.S. Department of Transportation (DOT) and U.S. Department of Energy (DOE). For information on environmental regulation, see Environmental Matters.

     PSE&G

     NEW JERSEY ENERGY MASTER PLAN PROCEEDINGS AND RELATED ORDERS

     Following the enactment of the Energy Competition Act, the BPU rendered its Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings providing, among other things, for the transfer to an affiliate of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities. PSE&G, pursuant to the Final Order, transferred its electric generating facilities and wholesale power contracts to Power and its subsidiaries on August 21, 2000 in exchange for a promissory note from Power in an amount equal to the purchase price of $2.786 billion. Power settled the promissory note on January 31, 2001 at which time the transferred assets were released from the lien of PSE&G's First and Refunding Mortgage.

     The Energy Competition Act and the related BPU proceedings, including the Final Order, referred to as the Energy Master Plan Proceedings, opened the New Jersey energy markets to competition by allowing all New Jersey retail electric and gas customers to select their suppliers. For further discussion of the Energy Master Plan Proceedings, see Note 2. Regulatory Issues and Accounting Impacts of Deregulation of Notes.

     SECURITIZATION FILING AND FINANCE ORDER

     For a discussion of the appeals of the Final Order and Finance Order which were denied by the New Jersey Supreme Court in December 2000, and the related issuance of securitization bonds in January 2001, see Note 2. Regulatory Issues and Accounting Impacts of Deregulation of Notes.

     In accordance with the Final Order, PSE&G reduced customer rates an additional 2% after the securitization transaction and will reduce rates another 2% in August 2001 and 4.9% in August 2002, for a total 13.9% rate reduction since August 1999.

     AFFILIATE STANDARDS

     In February 2000, the BPU approved affiliate standards and fair competition standards which apply to transactions between a public utility and its affiliates that provide competitive services to retail customers in New Jersey. On March 15, 2000, the BPU issued a written order (Affiliate Standards) related to these matters. PSE&G

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

filed a compliance plan on June 15, 2000 to describe the internal policy and procedures necessary to ensure compliance with such Affiliate Standards. The BPU has conducted an audit of utilities' competitive activities and compliance with such Affiliate Standards and is expected to issue an order on the audit in 2001. The adoption of Affiliate Standards did not have a material adverse effect on PSEG's or PSE&G's financial condition, results of operations or net cash flows.

     GAS UNBUNDLING

     The Energy Competition Act also required that all customers have the ability to choose a competitive gas supplier. During 2000, the BPU issued a written order providing for the unbundling of firm rate schedules into commodity and transportation components and for changes in existing rate schedules. The new rates were implemented for all service provided on and after August 1, 2000.

     The main features of the gas unbundling are: the development of a Societal Benefits Clause (SBC) to recover specific costs including, social programs, Demand Side Management costs (DSM), Remediation Adjustment Clause (RAC) and consumer education; the development of a Realignment Adjustment Charge to recover lost revenues incurred by PSE&G (subject to certain criteria) as a result of customers switching from commodity service to transportation service; the reallocation of approximately $40 million from transportation rates to commodity and balancing rates; an incentive of approximately 0.9 cents per therm for all customers who leave PSE&G to shop with a TPS and an additional incentive of 1.4 cents per therm for residential customers who leave PSE&G to shop with a TPS; and PSE&G must propose a daily delivery option to the current monthly based balancing mechanism to be in place prior to the next winter season.

     GAS CONTRACT TRANSFER

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

     OTHER REGULATORY ISSUES

     LEVELIZED GAS ADJUSTMENT CLAUSE (LGAC)

     On July 31, 2000, PSE&G filed a motion with the BPU requesting interim authorization by September 1, 2000 to change the Monthly Pricing Mechanism (MPM) in PSE&G's LGAC to cover currently estimated gas price increases on a per month basis, exercisable in any month without an annual limit. On November 1, 2000, the BPU issued a written order granting PSE&G a provisional rate increase of 16% with a 2% MPM for each of the months from December 2000 through April 2001 for the amounts that PSE&G is permitted to charge customers. On December 1, 2000, PSE&G filed a supplemental motion to finalize the approved provisional rate increases and to request that the authority to change the MPM be extended to July 2001 and then reinstituted on December 1, 2001.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     FOCUSED AUDIT

     For information regarding the 1992 BPU proceeding concerning the relationship of PSE&G to PSEG's non-utility businesses (Focused Audit), see Liquidity and Capital Resources-Regulatory Restrictions of MD&A.

     ENERGY HOLDINGS

     Energy Holdings is not subject to direct regulation by the BPU, except for reporting requirements and affiliate standards and, potentially, with respect to certain transfers of control.

     Energy Holdings' foreign subsidiaries generally are subject to regulation in the countries in which they operate. Global's electric and gas distribution facilities in Latin America are rate-regulated enterprises. Rates charged to customers are established by governmental authorities and are currently sufficient to cover all operating costs and provide a fair return. Energy Holdings can give no assurances that future rates will be established at levels sufficient to cover such costs, provide a return on its investment or generate adequate cash flow to pay principal and interest on its debt or to enable it to comply with the terms of debt agreements. Global's Latin American facilities are also subject to quality of service standards. Global intends to implement capital improvement budgets which will attempt to meet these standards. Failure to meet required standards could result in penalties which are not expected to have a material adverse impact on these investments, although no assurances can be given. Certain generation projects are also subject to rate regulation.

     PJM INTERCONNECTION LLC (PJM)

     PSE&G, Power and Power's operating subsidiaries are members of the PJM regional power pool and participate on the PJM Members Committee as part of its governance structure. The PJM electric system is interconnected with other major electric utility companies in the eastern half of the United States. The PJM area of the power grid is operated as one system to provide increased reliability, an assurance of an adequate supply of electricity, security to withstand disturbances and reduced operating costs to its members. The PJM Independent System Operator (ISO) conducts the largest centrally dispatched energy market in North America serving nearly 9% of the total U.S. population. PJM has over 194 active member organizations that operate a total of 540 generating units.

     There are a number of factors that distinguish the PJM market from California, and make less likely the types of problems recently experienced there. The most prominent difference is the extent to which there is adequate generating capacity to meet demand in the region. PJM's reserve margin (installed capacity less peak demand) is 18 percent, which is considerably higher than that in California where reserve margins have slipped below 6 percent. The two markets have also operated differently. Initially, California utilities were required to buy their energy in the day-ahead, or spot, market. While longer-term forward contracts have been permitted more recently, the initial rules resulted in considerable price risk for utilities. In contrast, in PJM utilities have been permitted to lock in prices through long-term contracts, and to mitigate risk with use of other hedging instruments. Finally, California is highly dependent on gas-fired generation and hydro (51 percent and 26 percent, respectively), both of which are highly dependent on weather. In contrast, PJM has a more diverse fuel mix, including substantial base of coal and nuclear generators, whose cost structures have remained stable.

     Currently, bids for electric energy offered for sale in PJM from generation located within the PJM control area shall not exceed the variable cost of producing such energy. Transactions that are bid into the PJM regional power pool from generation located outside the PJM control area are capped at $1,000 per megawatt hour. All power providers in PJM are paid the locational marginal price (LMP) set through power providers' bids. The LMP will be higher in transmission congested areas reflecting the price bids of those higher cost generating units that are dispatched to supply demand and alleviate the transmission constraint. Furthermore, in the event that all available generation within the PJM control area is insufficient to satisfy demand, the PJM ISO may institute emergency purchases from adjoining regions. The cost of such emergency purchases is not subject to the $1,000 per mWh PJM price cap. To the extent Power provides less energy than required to supply PSE&G's customers, the lifting of such caps would present additional risks with respect to the difference between the cost of such purchases and the BGS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

rate. Transmission constraints have and will affect energy pricing when the PJM system is congested. For further discussion of price volatility of electricity, see Qualitative and Quantitative Disclosures About Market Risk.

     In December 1999, FERC promulgated a Final Rule (Order 2000) in the Regional Transmission Organization (RTO) rulemaking proceeding. In October 2000, PJM and nine PJM transmission owners, including PSE&G, made a filing with FERC stating that PJM is an RTO that meets or exceeds the requirements of Order 2000. Included in this filing was a PJM rate proposal designed to provide for deferral recovery of reasonable, risk-adjusted returns on new transmission investments in the PJM region, an accelerated recovery period for such new investments, and a rate moratorium of current charges through December 31, 2004.

     On June 1, 2000, the PJM Energy Market began to transition from a Single Settlement System to a Two Settlement System. In the Two Settlement System market participants will have the option to "lock in" day-ahead scheduled quantities at prices based upon predicted day-ahead hourly LMP values (Day Ahead Settlement). Actual demand will be satisfied through a real time balancing market based upon real-time hourly average LMP values. PJM advises that the Two Settlement System will provide: (i) a means for market participants to obtain increased price certainty; (ii) financial incentive for resources and demand to submit day-ahead schedules that match their actual schedules; (iii) financial incentive for generation to follow real-time dispatch. Management cannot predict the effect of the implementation of the Two Settlement System in the PJM Energy Market.

     OTHER POWER MARKETS

     In the Eastern U.S., there are three centralized electricity markets now operated by ISO organizations: (PJM (operated by PJM ISO), New York (operated by New York ISO) and New England (operated by ISO New England) In addition to Power's involvement in the formation and ongoing operation of all three organizations, it actively trades in their wholesale markets. Power is also active in other major electricity markets in the Midwestern and Southern United States, principally in the Virginia-Carolina Reliability Group (VACAR) area and the East Central Area Reliability Council (ECAR) area. Although these markets are not yet centrally dispatched or operated by an ISO, they do have wholesale markets in which Power is able to actively participate.

CUSTOMERS

     PSE&G

     PSE&G's demand for electricity and natural gas will come from customers that do not choose or are not otherwise served by an alternate energy supplier. PSE&G expects to be able to continue to meet the demand for electricity on its system through its BGS contract with Power through July 31, 2002. Thereafter, the supply of electricity to serve BGS will be determined by competitive bid. If periods of unusual demand should coincide with outages of equipment, unavailability of supply or large increases in customer load switch back to BGS, PSE&G could find it necessary at times to reduce voltage or curtail load in order to safeguard the continued operation of its energy delivery systems.

     PSE&G supplies electric and gas service in areas of New Jersey in which approximately 5.5 million people, about 70% of the State's population, reside. PSE&G's electric and gas service area is a corridor of approximately 2,600 square miles running diagonally across New Jersey from Bergen County in the northeast to an area below the City of Camden in the southwest. The greater portion of this area is served with both electricity and gas, but some parts are served with electricity only and other parts with gas only. As of December 31, 2000, PSE&G provided service to approximately 1.9 million electric customers and approximately 1.6 million gas customers. This heavily populated, commercialized and industrialized territory encompasses most of New Jersey's largest municipalities, including its six largest cities--Newark, Jersey City, Paterson, Elizabeth, Trenton and Camden--in addition to approximately 300 suburban and rural communities. This service territory contains a diversified mix of commerce and industry, including major facilities of many corporations of national prominence. PSE&G's load requirements

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

are almost evenly split among residential, commercial and industrial customers. PSE&G believes that it has all the franchises (including consents) necessary for its electric and gas distribution operations in the territory it serves. Such franchise rights are not exclusive.

     POWER

     Power sells generation and capacity to PSE&G through the BGS contract. Power also sells generation and capacity into the wholesale power market, including PJM and other power pools and to other LSEs through bilateral contracts. Currently, PSE&G is Power's most significant customer. Power is obligated to supply all of PSE&G's energy and capacity requirements through July 31, 2002. For the period beginning August 1, 2002 and thereafter, the BGS contract will be bid out by PSE&G. If Power is not the successful bidder, Power will have to replace lost revenues from the BGS contract by entering into other bilateral supply contracts and selling into the wholesale power markets.

     ENERGY HOLDINGS

     GLOBAL

     Global has ownership interests in seven distribution companies which serve approximately three million customers and has developed or acquired interests in electric generation facilities which sell energy, capacity and ancillary services to numerous customers through power purchase agreements (PPAs) as well as into the wholesale market.

     ENERGY TECHNOLOGIES

     Energy Technologies currently provides services to approximately 13,000 customers.

EMPLOYEE RELATIONS

     PSEG has no employees. As of December 31, 2000, PSE&G had 6,514 employees, Power and its subsidiaries had 3,124 employees and Services had 1,071 employees. There are six-year collective bargaining agreements in place with all of PSE&G's, Power's and Services' union groups which expire on April 30, 2002. As of December 31, 2000, PSEG Energy Holdings and its subsidiaries had a total of 2,376 employees. Energy Technologies had a total of 1,739 employees who are represented by various construction trade unions. Energy Technologies and its operating subsidiaries are party to agreements with various trade unions through multi-employer associations. PSE&G, Power, Services and Energy Holdings believe that they maintain satisfactory relationships with their employees.

     For information concerning employee pension plans and other postretirement benefits, see Note 13. Pension, Other Postretirement Benefit and Savings Plans of Notes.

SEGMENT INFORMATION

     Financial information with respect to business segments of PSEG and PSE&G is set forth in Note 15. Financial Information by Business Segments of Notes.

ENVIRONMENTAL MATTERS

     Federal, regional, state and local authorities regulate the environmental impacts of the operations of PSEG and its subsidiaries. Global has ownership interests in facilities, including operating power plants and distribution companies and power plants under construction or in development which are subject to similar regulation in the United States and numerous other countries. Areas of regulation include air quality, water quality, site remediation,

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

land use, waste disposal, aesthetics and other matters. Generators of hazardous substances potentially face joint and several liability, without regard to fault, when they fail to manage these hazardous substances properly and when they are required to clean up property affected by the production and discharge of hazardous substances.

     Compliance with environmental requirements has caused PSEG and its subsidiaries to modify the day-to-day operation of their facilities, to participate in the cleanup of various properties that have been contaminated and to modify, supplement and replace existing equipment and facilities. During 2000, PSE&G and Power expended approximately $13 million for capital related expenditures to improve the environment and comply with laws and regulations and estimates that they will expend approximately $21 million, $29 million and $16 million in the years 2001 through 2003, respectively, for such purposes.

     AIR POLLUTION CONTROL

     Federal, state, and local air pollution laws (such as the Federal Clean Air Act (CAA) and the New Jersey Air Pollution Control Act) require controls of emissions from sources of air pollution, as well as recordkeeping, reporting and permit requirements.

     To reduce emissions of sulfur dioxide (SO2), the CAA sets a cap on total emissions of SO2 from affected units, and allocates SO2 "allowances" (each allowance authorizes the emission of one ton of SO2) to those units. Generating units needing to cover emissions above their allocations can buy allowances from sources that have excess allowances. Similarly, to reduce emissions of nitrogen oxides (NOx), which contribute to the formation of smog, Northeastern states and the District of Columbia have set a cap on total emissions of NOx from affected units, and allocated NOx allowances (with each allowance authorizing the emission of one ton of NOx) to those units. NOx allowances can be bought and sold through a regional trading program similar to the trading of SO2 allowances. In 2003, the cap will be reduced to limit NOx emissions further.

     To comply with the SO2 and NOx requirements, affected units may choose one or more strategies, including installing air pollution control technologies, changing or limiting operations, changing fuels or obtaining additional allowances. At this time, Power does not expect that it will incur material expenditures to continue complying with the SO2 program. Power's current analysis leads it to believe that the potential costs for purchasing additional NOx allowances will also not be material through December 31, 2002. When the NOx cap is reduced in 2003, the cost of complying with the cap may increase significantly. Whether the cost will increase or decrease will depend upon whether Power will be a net purchaser or seller of NOx allowances. The extent of any increase or decrease will depend upon a number of factors that may increase or decrease total NOx emissions from affected units, thus increasing or decreasing demand for a fixed supply of allowances. Power has been implementing measures to reduce NOx emissions at several of its units, which will reduce the cost of purchasing allowances.

     In December 1999, the EPA proposed to approve plans by several states (including New Jersey and certain other Northeastern states) to attain the ozone National Ambient Air Quality Standards. That approval is contingent on these states implementing new programs to further reduce emissions of smog-forming chemicals (including NOx). The affected Northeastern states have committed to make these reductions, and by October 1, 2001, must select measures that could affect Power's electric generating units directly. Measures currently under consideration may increase demand for NOx allowances and thus increase the price of those allowances.

     In September 1998, the EPA issued regulations (commonly known as the "SIP Call") requiring the 22 states in the eastern half of the United States to make significant NOx emission reductions by 2003 and to subsequently cap these emissions. The NOx reduction requirements are consistent with requirements already in place in New Jersey, New York and Pennsylvania, and thus are not likely to have an additional impact on Power's facilities in those states nor change the capacity availability from these facilities. On March 3, 2000, a federal court upheld nearly all provisions of the SIP Call regulations.

     The EPA adopted a new air quality standard in July 1997 for fine particulate matter. To attain the fine particulate matter standard, states may require further reductions in NOx and SO2. However, under the time

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

schedule announced by the EPA when the new standard was adopted, non-attainment areas will not be designated until 2002 and control measures to meet this standard will not be identified until 2005. The timing of these actions is uncertain due to a federal court decision that overturned the new standard. That decision was appealed to the United States Supreme Court, which is expected to reach a decision in the case by June 2001. Even if the fine particulate matter standard is not upheld, similar NOx and SO2 reductions may be required to satisfy requirements of an EPA rule protecting visibility in 156 of the nation's scenic areas, including some areas near facilities operated by Power.

     Under the CAA, states must require each major facility to obtain a facility-wide operating permit. Operating permits for certain Power facilities may require changes to facility operations or technology, installation of additional air pollution controls and performance of supplemental emissions monitoring.

     In November 1999, the federal government announced the filing of lawsuits by several states against seven companies operating power plants in the Midwest and Southeast, charging that 32 coal-fired plants in ten states violated the Prevention of Significant Deterioration (PSD)/New Source Review requirements of the CAA. Generally, these regulations require major sources of criteria air pollutants to obtain permits, install pollution control technology and obtain offsets in some circumstances when those sources undergo a "major modification," as defined in the regulations. Various environmental and public interest organizations have given notice of their intent to file similar lawsuits. The federal government is seeking to order these companies to install the best available air pollution control technology at the affected plants and to pay monetary penalties of up to $27,500 for each day of continued violation. For additional information on PSD/New Source Review as it is applicable to PSEG, see
Note 10. Commitments and Contingent Liabilities of Notes.

     WATER POLLUTION CONTROL

     The Federal Water Pollution Control Act (FWPCA) authorizes the imposition of technology and water-quality based effluent limitations to regulate the discharge of pollutants into surface waters through the issuance of National Pollutant Discharge Elimination System (NPDES) permits. Certain PSE&G and Power facilities are directly regulated by NPDES permits.

     The NPDES permit renewal application for Power's Hudson Station is in the process of being reviewed by the NJDEP. As part of that renewal, the NJDEP has requested updated information in part, to address issues identified by a consultant hired by NJDEP. The consultant recommended that Hudson Station be retrofitted to operate with closed cycle cooling to address alleged adverse impacts associated with the thermal discharge and intake structure. Power proposed certain modifications to the intake structure and submitted these demonstrations to NJDEP in the fourth quarter of 1998. While Power believes that these demonstrations address the issues identified by the NJDEP's consultant and provide an adequate basis for favorable determinations under the FWPCA without the imposition of closed cycle cooling, it is impossible to predict the outcome of the agency's review at the present time. Power presently estimates that the cost of retrofitting Hudson Station to operate with closed cycle cooling, if required, to be approximately $100 million. Such amount is not currently included in Power's estimate of construction expenditures (see Liquidity and Capital Resources of MD&A).

     NJDEP has advised Power that it is reviewing a renewal application for Mercer Station and, in connection with that renewal, will be reexamining the effects of Mercer Station's cooling water system pursuant to the FWPCA. Power is preparing updated demonstrations for submittal to the NJDEP. It is not possible to predict the outcome of such review.

     Power is implementing the 1994 NJPDES permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, which remains in effect until such time as a renewed permit is issued, Power is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect based upon the timely submission of a renewal filing. A timely and comprehensive application for the renewal of Salem's NJDEP permit which included updated FWPCA demonstrations as well as a demonstration of the implementation of the Special Conditions of the 1994 NJPDES

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

permit and their biological efficacy was filed in March 1999. On December 8, 2000, the NJDEP issued a draft NJPDES Permit that proposes to authorize the continued discharge of cooling water and other effluents from the Salem Generating Station to the Delaware River. The comment period on the draft permit expires March 14, 2001. Various regulatory and environmental groups have commented on the draft permit, including comments that oppose NJDEP's proposed action. PSEG cannot predict that outcome of this proceeding.

     If the NJDEP or the EPA were to impose a requirement at Salem, Hudson or Mercer, or at other Power generating stations, that closed cycle cooling be implemented, or that material operating restrictions be imposed, the continued operation of the station would need to be reassessed. Power believes that the current operations of its stations are in compliance with FWCPA and will vigorously prosecute its applications to continue operations of its generating stations with present cooling water intake structures. The EPA, as a result of litigation by environmental groups, is conducting a rulemaking under Section 316(b) of the Federal Clean Water Act that may result in the establishment of regulatory guidance on material issues with respect to 316(b) permitting decisions, such as guidance on determinations of adverse environmental impacts and best technology available. The rulemaking may impact NJDEP determinations with respect to Power's permit renewal applications.

     The Delaware River Basin Commission (DRBC) issued a Revised Docket for Salem in 1995 (Revised Docket) approving a modification to the 1970 Salem Docket that approved the construction and operation of the station's cooling water system and the continued operation of the station's cooling water system for an additional five years. The DRBC modified the Revised Docket to provide that it shall remain in effect until six months after the NJDEP acts on Power's application for renewal of Salem's NPDES Permit, or at a later date established by the DRBC. While it is impossible to predict the timing and/or outcome of the review of these applications presently, an unfavorable determination could have a material adverse effect on PSEG's financial position, results of operations and net cash flows.

     CONTROL OF HAZARDOUS SUBSTANCES

     PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

     For information regarding PSE&G's Manufactured Gas Plant Remediation Program, see Note 10. Commitments and Contingent Liabilities of Notes.

     HAZARDOUS SUBSTANCES

     Certain Federal and state laws authorize the EPA and the NJDEP, among other agencies, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Because of the nature of PSE&G's and Power's businesses, including the production of electricity, the distribution of gas and, formerly, the manufacture of gas, various by-products and substances are or were produced or handled which contain constituents classified as hazardous. For discussions of these hazardous waste issues and a discussion of potential liability for remedial action regarding the Passaic River, see Note 10. Commitments and Contingent Liabilities. For a discussion of remediation/clean-up actions involving PSE&G, see Item 3. Legal Proceedings.

     PSE&G's transfer of generation-related assets to Power was considered under the requirements of the New Jersey Industrial Site Recovery Act (ISRA). In October 1999, PSE&G filed a request with the NJDEP for a determination that the sale involves a transfer to an affiliate and, as such, is not a covered transaction under ISRA. In January 2000, NJDEP concurred with this consensus. In the second quarter of 1999, PSE&G recorded a $53 million liability related to these obligations reflecting the estimated cost of remediation (see Note 2. Regulatory Issues and Accounting Impacts of Deregulation of Notes).

     Other liabilities associated with environmental remediation include natural resource damages. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the New Jersey Spill Compensation and Control Act (Spill Act) authorize Federal and state trustees for natural resources to assess "damages" against persons who have discharged a hazardous substance, which discharge resulted in an "injury" to

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

natural resources. Until recently, the State trustee, NJDEP, has not aggressively pursued natural resource damages. In 1997, the NJDEP adopted changes to the Technical Requirements for Site Remediation pursuant to the Spill Act. Among these changes was a new provision requiring all persons conducting remediation to characterize "injuries" to natural resources. Further, these changes required persons to address those injuries through restoration or damages. The State's program is still developing and PSEG cannot assess the magnitude of the potential impact of this regulatory change. Although not currently estimable, these costs could be material.

ITEM 2.  PROPERTIES

PSE&G

     PSE&G's First and Refunding Mortgage (Mortgage), securing the bonds issued thereunder, constitutes a direct first mortgage lien on substantially all of PSE&G's property. The asset transfer from PSE&G to Power in August 2000 was in exchange for a promissory note from Power in an amount equal to the purchase price of $2.786 billion. Power settled the promissory note on January 31, 2001 at which time the transferred assets were released from the lien of PSE&G's Mortgage.

     The electric lines and gas mains of PSE&G are located over or under public highways, streets, alleys or lands, except where they are located over or under property owned by PSE&G or occupied by it under easements or other rights. These easements and rights are deemed by PSE&G to be adequate for the purposes for which they are being used.

     PSE&G believes that it maintains insurance coverage against loss or damage to its principal properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

     ELECTRIC TRANSMISSION AND DISTRIBUTION PROPERTIES

     As of December 31, 2000, PSE&G's transmission and distribution system included approximately 156,000 circuit miles, of which approximately 39,000 miles were underground, and approximately 813,000 poles, of which approximately 540,000 poles were jointly owned. Approximately 99% of this property is located in New Jersey.

     In addition, as of December 31, 2000, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions, all located in New Jersey.

     GAS DISTRIBUTION PROPERTIES

     As of December 31, 2000, the daily gas capacity of PSE&G's 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 3,317,000 therms (approximately 3,220,000 cubic feet on an equivalent basis of 1,030 Btu/cubic foot) as shown in the following table:

                                                                  DAILY CAPACITY
     PLANT                                LOCATION                   (THERMS)
     -----                                --------                --------------
     Burlington LNG..................     Burlington, NJ              773,000
     Camden LPG......................     Camden, NJ                  384,000
     Central LPG.....................     Edison Twp., NJ           1,080,000
     Harrison LPG....................     Harrison, NJ              1,080,000
                                                                    ---------
       Total.........................                               3,317,000
                                                                    =========

     As of December 31, 2000, PSE&G owned and operated approximately 16,551 miles of gas mains, owned 11 gas distribution headquarters and two subheadquarters all in two operating regions located in New Jersey and owned

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 61 natural gas metering or regulating stations, all located in New Jersey, of which 28 were located on land owned by customers or natural gas pipeline companies supplying PSE&G with natural gas and were operated under lease, easement or other similar arrangement. In some instances, the pipeline companies owned portions of the metering and regulating facilities.

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

     In addition to the facilities in New Jersey and Pennsylvania as discusses above, as of December 31, 2000, PSE&G owned 41 switching and/or generating stations in New Jersey with an aggregate installed capacity of 30,417,670 kilovolt-amperes and 223 substations with an aggregate installed capacity of 7,396,000 kilovolt-amperes. In addition, six substations in New Jersey having an aggregate installed capacity of 108,000 kilovolt-amperes were operated on leased property.

POWER

     Power subleases approximately 60,000 square feet of office space from PSE&G in Newark, New Jersey. Other leased properties include an emergency media center (9,300 square feet) near Salem which is designed as an information clearinghouse in the event of a nuclear emergency. It also leases approximately 19,600 square feet of space in Hadley Road Training Center in South Plainfield, New Jersey from PSE&G. This space is used for fossil fuel procurement and materials management staff.

     Through a subsidiary, Power owns a 50% interest in about 20,000 acres of restored wetlands and conservation facilities in the Delaware Estuary. This subsidiary was formed to formed acquire and own lands and other conservation facilities required to satisfy the condition of the NJPDES permit issued for Salem. Power also owns several other facilities including Hancock Bridge Administration and Processing Center buildings, as well as the Nuclear Training Center near Salem. Power also has an ownership interest in the 650-acre Merrill Creek Reservoir in Warren County, New Jersey which was constructed to store water for release to the Delaware River during periods of low flow. Power also owns the Maplewood Test Center and the Central Maintenance Shop at Sewaren.

     Power believes that it maintains insurance coverage against loss or damage to its principal plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Note 10. Commitments and Contingent Liabilities of Notes.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     ELECTRIC GENERATION PROPERTIES

     As of December 31, 2000, Power's share of installed generating capacity was 11,167 MW, as shown in the following table:


                                                              TOTAL           OWNED    PRINCIPAL
                                                            CAPACITY         CAPACITY    FUELS
NAME AND LOCATION                                             (MW)             (MW)       USED              MISSIONS
-----------------                                           --------         --------  ----------           ---------
Steam:
     Hudson, Jersey City, NJ...........................        991               991     Coal/Gas         Load Following
     Mercer, Hamilton, NJ..............................        648               648     Coal/Gas         Load Following
     Sewaren, Woodbridge Twp., NJ......................        453               453      Gas/Oil         Load Following
     Linden, Linden, NJ................................        430               430        Oil           Load Following
     Keystone, Shelocta, PA--22.84%(A)(B)..............      1,700               388       Coal              Base Load
     Conemaugh, New Florence, PA--22.50%(A)(B).........      1,700               382       Coal              Base Load
     Kearny, Kearny, NJ................................        300               300        Oil           Load Following
     Albany, Albany, NY................................        380               380        Oil           Load Following
                                                            ------            ------
        Total Steam...........................               6,602             3,972
                                                            ------            ------
Nuclear: (Capacity calculated in accordance with
         industry maximum dependable capability
         standards)
     Hope Creek, Lower Alloways Creek, NJ 95%(A).......      1,031               979      Nuclear            Base Load
     Salem 1, Lower Alloways Creek, NJ 50%(A)..........      1,106               553      Nuclear            Base Load
     Salem 2, Lower Alloways Creek, NJ 50%(A)..........      1,106               553      Nuclear            Base Load
     Peach Bottom 2, Peach Bottom, PA 46.25%(A)(C).....      1,092               506      Nuclear            Base Load
     Peach Bottom 3, Peach Bottom, PA 46.25%(A)(C).....      1,092               506      Nuclear            Base Load
                                                            ------            ------
        Total Nuclear..................................      5,427             3,097
                                                            ------            ------
Combined Cycle:
     Bergen, Ridgefield, NJ............................        675               675        Gas           Load Following
     Burlington, Burlington, NJ........................        245               245        Gas           Load Following
                                                            ------            ------
        Total Combined Cycle...........................        920               920
                                                            ------            ------
Combustion Turbine:
     Essex, Newark, NJ.................................        617               617      Gas/Oil             Peaking
     Edison, Edison Township, NJ.......................        504               504      Gas/Oil             Peaking
     Kearny, Kearny, NJ................................        464               464      Gas/Oil             Peaking
     Burlington, Burlington, NJ........................        561               561        Oil               Peaking
     Linden, Linden, NJ................................        337               337      Gas/Oil             Peaking
     Hudson, Jersey City, NJ...........................        129               129        Oil               Peaking
     Mercer, Hamilton, NJ..............................        129               129        Oil               Peaking
     Sewaren, Woodbridge Township, NJ..................        129               129        Oil               Peaking
     Bayonne, Bayonne, NJ..............................         42                42        Oil               Peaking
     Bergen, Ridgefield, NJ............................         21                21        Gas               Peaking
     National Park, National Park, NJ..................         21                21        Oil               Peaking
     Salem, Lower Alloways Creek, NJ 50%(A)............         38                19        Oil               Peaking
                                                            ------            ------
        Total Combustion Turbine.......................      2,992             2,973
                                                            ------            ------
Internal Combustion:
     Conemaugh, New Florence, PA--22.50%(A)............         11                 2        Oil               Peaking
     Keystone, Shelocta, PA--22.84%(A).................         11                 3        Oil               Peaking
                                                            ------            ------
        Total Internal Combustion......................         22                 5
                                                            ------            ------
Pumped Storage:
     Yards Creek, Blairstown, NJ--50%(A)(D)(E) ........        400               200                          Peaking
                                                            ------            ------
        Total Operating Generation Plants..............     16,363            11,167
                                                            ======            ======


(A) Power's share of jointly owned facility.
(B) Operated by Reliant Energy
(C) Operated by Exelon
(D) Operated by GPU Energy
(E) Excludes energy for pumping and synchronous condensers.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     As of December 31, 2000, Power had 3,660 MW of generating capacity in construction and advanced development as shown in the following table:

                                                                TOTAL             OWNED      PRINCIPAL
                                                              CAPACITY          CAPACITY       FUELS
NAME AND LOCATION AND EXPECTED COMPLETION DATE                   (MW)             (MW)          USED             MISSIONS
----------------------------------------------                --------          --------     ----------          --------
Single Cycle:
     Waterford (Phase I), Ohio (June 2002)..............         500               500          Gas           Load Following
Combined Cycle:
     Bergen, Ridgefield, NJ (June 2002).................         510               510          Gas           Load Following
     Lawrenceburg, Indiana (May 2003)...................       1,150             1,150          Gas           Load Following
     Waterford (Phase II), Ohio (May 2003)..............         350               350          Gas           Load Following
     Linden, Linden, NJ (June 2003).....................       1,150             1,150          Gas           Load Following
                                                               -----             -----
        Total Construction and Advanced Development.....       3,660             3,660
                                                               =====             =====


ENERGY HOLDINGS

     Energy Holdings does not own any real property. Energy Holdings subleases office space for its corporate headquarters at 80 Park Plaza, Newark, New Jersey from PSE&G. Energy Holdings' subsidiaries also lease office space at various locations throughout the world to support business activities. Energy Holdings believes that it maintains adequate insurance coverage for properties in which its subsidiaries have an equity interest, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost.

     GENERATION FACILITIES

     Global has invested in the following generation facilities which are in operation or under construction or advanced development:


                                                                                       GLOBAL'S
                                                                                      NET EQUITY
                                                                                       INTEREST
                                                                           GLOBAL'S       IN
                                                                TOTAL     OWNERSHIP     TOTAL
                               LOCATION       PRIMARY FUEL        MW       INTEREST       MW
                               --------       ------------      -----     ---------   ----------
OPERATING POWER PLANTS
UNITED STATES
----------------------
Texas Independent Energy
  Guadalupe                       TX          Natural gas        1,000       50%         500
Eagle Point (A)                   NJ          Natural gas          225       50%         113
Kalaeloa                          HI              Oil              180       50%          90
GWF
  Bay Area I                      CA         Petroleum coke         21       50%          10
  Bay Area II                     CA         Petroleum coke         21       50%          10
  Bay Area III                    CA         Petroleum coke         21       50%          10
  Bay Area IV                     CA         Petroleum coke         21       50%          10
  Bay Area V                      CA         Petroleum coke         21       50%          10
Hanford                           CA         Petroleum coke         27       50%          14
Tracy                             CA            Biomass             21       35%           7
Bridgewater                       NH            Biomass             16       40%           7
SEGS III                          CA             Solar              30        9%           3
Kennebec                          ME             Hydro              15       16%           2
Conemaugh                         PA             Hydro              15       50%           8
                                                                 -----                   ---
TOTAL UNITED STATES                                              1,634                   794
                                                                 -----                   ---


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED


                                                                                                  GLOBAL'S
                                                                                    GLOBAL'S     NET EQUITY
                                                                           TOTAL    OWNERSHIP   INTEREST IN
INTERNATIONAL                           LOCATION       PRIMARY FUEL          MW     INTEREST     TOTAL MW
-------------                           --------       ------------        -----    ---------   -----------
CTSN                                    Argentina   Coal/Natural gas/Oil     650       19%         124
   MPC
   Jingyuan - Units 5 and 6               China             Coal             600       15%          90
   Tongzhou                               China             Coal              30       40%          12
   Nantong                                China             Coal              24       46%          11
   Jinqiao (Thermal Energy)               China           Coal/Oil           N/A       30%         N/A
   Zuojiang - Units 1, 2 and 3            China            Hydro              72       30%          21
   Fushi - Units 1 and 2                  China            Hydro              36       35%          13
   Shanghai BFG                           China      Blast furnace gas        50       16%           8
TGM                                     Venezuela       Natural gas           40        9%           3
                                                                           -----                 -----
TOTAL INTERNATIONAL                                                        1,502                   282
                                                                           -----                 -----
        TOTAL OPERATING POWER PLANTS                                       3,136                 1,076
                                                                           -----                 -----



                                                                                                              IN
                                                                                                            SERVICE
                                                                                                              DATE
          POWER PLANTS IN CONSTRUCTION OR ADVANCED DEVELOPMENT                                              --------
          ----------------------------------------------------
Texas Independent Energy
   Odessa...........................     Texas          Natural gas        1,000       50%         500        2001
Turboven
   Maracay..........................   Venezuela        Natural gas           60       50%          30        2001
   Cagua............................   Venezuela        Natural gas           60       50%          30        2001
   Valencia.........................   Venezuela        Natural gas           80       50%          40        2002
MPC
   Fushi - Unit 3...................     China             Hydro              18       35%           6        2001
Prisma 2000
   Strongoli........................     Italy            Biomass             40       35%          14        2002
   Porto Empedocle..................     Italy            Biomass             24       35%           8        2002
   Crotone..........................     Italy            Biomass             20       35%           7        2001
   Bando............................     Italy            Biomass             20       70%          14        2001
Parana..............................   Argentina        Natural gas          830       33%         274        2001
Rades...............................    Tunisia         Natural gas          471       60%         283        2001
PPN.................................     India       Naptha/Natural gas      330       20%          66        2001
Tri-Sakthi..........................     India              Coal             525       63%         331        2003
Tanir Bavi..........................     India            Naphtha            220       74%         163        2001
Chorzow.............................     Poland             Coal             220       90%         198        2003
                                                                           -----                 -----
        TOTAL CONSTRUCTION OR ADVANCED DEVELOPMENT                         3,918                 1,964
                                                                           -----                 -----
            TOTAL GENERATION FACILITIES                                    7,054                 3,040
                                                                           =====                 =====


(A) Subsequent to December 31, 2000, Global retired from its interest in the Eagle Point Cogeneration Partnership in exchange for a series of payments expected to total up to $290 million, to be received over the next five years, subject to certain contingencies.

     DISTRIBUTION FACILITIES

     Global also has invested in the following distribution facilities:


                                                                                                        GLOBAL'S
                                                                                          NUMBER OF     OWNERSHIP
                                                                          LOCATION       CUSTOMERS      INTEREST
                                                                          --------       ----------     ---------
EDEN ............................................................        Argentina          280,000        30%
EDES ............................................................        Argentina          140,000        30%
EDELAP...........................................................        Argentina          290,000        30%
EDEERSA..........................................................        Argentina          230,000        41%
Rio Grande Energia...............................................          Brazil           960,000        32%
Chilquinta Energia...............................................          Chile            450,000        50%
Luz del Sur......................................................           Peru            680,000        43%
                                                                                          ---------
                                                                                          3,030,000
                                                                                          =========


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

ITEM 3.  LEGAL PROCEEDINGS

     As previously disclosed, by complaints filed in 1995 and 1996, shareholder derivative actions on behalf of PSEG shareholders were commenced by purported shareholders against certain directors and officers. The four complaints generally sought recovery of damages for alleged losses purportedly arising out of PSE&G's operation of the Salem and Hope Creek generating stations, together with certain other relief, including removal of certain executive officers of PSE&G and PSEG and certain changes in the composition of PSEG's Board of Directors. By decision dated July 28, 1999, the Court granted the defendants' motions for summary judgment dismissing all four derivative actions. The plaintiffs have appealed in all three of these actions. PSEG cannot predict the outcome of these appeals. Public Service Enterprise Group Inc. by G. E. Stricklin, derivatively v. E. James Ferland, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-160-96. Dr. Steven Fink and Dr. David Friedman, P.C. Profit Sharing Plan, derivatively, Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-65-96. A. Harold Datz Pension and Profit Sharing Plan derivatively, et. al., v. Lawrence R. Codey, et. al., Superior Court of New Jersey, Chancery Division, Essex County, Docket No. C-68-96.

     A complaint dated April 19, 1999 was received by PSEG naming as defendants the current directors of PSEG, and naming PSEG as a nominal defendant, from the same purported shareholder of PSEG who instituted the June 1998 proxy litigation, alleging that the 1999 proxy statement provided to shareholders of PSEG was false and misleading by reason, among other things, of failure to disclose certain material facts relating to (i) the controls over and oversight of PSEG's nuclear operations, (ii) the condition of problems at PSEG's nuclear operations and (iii) the derivative litigation described above. The complaint sought to have the 1999 proxy statement declared to be in violation of law, to set aside the election of directors of PSEG and the ratification of the selection of Deloitte & Touche LLP as PSEG's auditors at the 1999 annual shareholder meeting, and to require PSEG to conduct a special meeting of shareholders providing for election of directors following timely dissemination of a proxy statement approved by the Court hearing the matter, which should include as nominees for election as directors persons having no previous relationship with PSEG or the current directors, and other relief. On August 2, 1999, the Court issued an order granting the defendants' motion to dismiss this complaint. Plaintiff appealed, and on March 29, 2000, the Third Circuit Court of Appeals issued an order affirming the lower court's dismissal of this action. G.
E. Stricklin v. I. Lerner, et. al., United States District Court for the Eastern District of Pennsylvania. Civil Action No. 99-1950.

     The Brazilian Consumer Association of Water and Energy has filed a lawsuit against Rio Grande Energia S.A. (RGE), a Brazilian distribution company of which Global is a 32% owner, and two other utilities, claiming that certain value added taxes and the residential tariffs that are being charged by such utilities to their respective customers are illegal. RGE believes that its collection of the tariffs and the value added taxes are in compliance with applicable tax and utility laws and regulations. While it is the contention of RGE that the claims are without merit, and that it has valid defenses and potential third party claims, an adverse determination could have a material adverse effect on PSEG's financial condition, results of operations and net cash flows, Assobraee-Associacao Brasileira de Consumidores de Agua e Energia Electrica v. Rio Grande Energia S/A-RGE, CEEE and AES Sul, First Public Treasury Court/City of Porto Alegre. Proceeding No. 101214451.

     See information on the following regulatory proceedings at the pages indicated:

     (1) Pages 11, 32, 64 and 65. Proceedings before the BPU in the matter of the Energy Master Plan Phase II Proceeding to investigate the future structure of the Electric Power Industry, Docket Nos. EX94120585Y, E097070461, EO97070462 and EO97070463.

     (2) Pages 11, 32, 64 and 65. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings. Docket Nos. C-1263-99, C-1265-99 and C-1413-99.

     (3) Pages 17 and 18. Administrative proceedings before the NJDEP under the FWPCA for certain electric generating stations.

     (4) Page 80. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

     (5)  See Pages 18 and 80 regarding PSE&G's MGP Remediation Program.

     In addition, see the following environmental related matters involving governmental authorities. Based on current information, PSEG and PSE&G do not expect expenditures for any such site, individually or all such current sites in the aggregate, to have a material effect on their financial condition, results of operations and net cash flows.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

(1) Claim made in 1985 by U.S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York, for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G's knowledge there has been no action on this matter since 1988.

(2) Duane Marine Salvage Corporation Superfund Site is in Perth Amboy, Middlesex County, New Jersey. PSE&G was named as one of several potentially responsible parties (PRPs) with regard to contamination at this site.

(3) Various Spill Act directives were issued by NJDEP to (PRPs), including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operating and maintenance expenses, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of NJDEP's past and future oversight costs and the costs of any future remedial action.

(4) Claim by the EPA, Region III, under CERCLA with respect to a Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site and PSE&G has been named as a PRP. A Pre-Design Investigative Report was submitted to the EPA on January 21, 2000, which presents several alternatives for implementation of an EPA selected remediation remedy. Dependent upon the EPA's approval of the proposed remedy implementation alternatives, the costs of remedy implementation are estimated to range from $14 million to $24 million. PSE&G's share of the remedy implementation costs are estimated between $4 million and $8 million.

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

(6) In 1991, the NJDEP issued Directive and Notice to Insurers Number Two (Directive Two) to 24 Insurers and 52 Respondents, including PSE&G, in connection with an investigation and remediation of the Global Landfill Site in Old Bridge Township, Middlesex County, New Jersey seeking recovery of past and anticipated future NJDEP response costs ($37 million). PSE&G and other participating PRPs have agreed with NJDEP to a partial settlement of such costs and to perform the remedial design and remedial action. In 1996, 13 of the Directive Two Respondents, including PSE&G, filed a contribution action pursuant to CERCLA and the Spill Act against approximately 190 parties seeking contribution for an equitable share of all liability for response costs incurred and to be incurred in connection with the site. In September 1997, the NJDEP issued a Superfund record of decision (ROD) with estimated cost of $3.7 million.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

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

(8) Spill Act Multi-Site Directive (Directive) issued by the NJDEP to PRPs, including PSE&G, listing four separate sites, including the former solid waste bulking and transfer facility called the Marvin Jonas Transfer Station (Sewell Site) in Deptford Township, Gloucester County, New Jersey. With regard to the Sewell Site, this Directive ordered approximately 350 PRPs, including PSE&G, to enter into an Administrative Consent Order (ACO) with NJDEP, requiring them to remediate the Sewell Site. PSE&G and certain other de minimus parties have accepted a settlement offer from other PRPs to resolve their liability for response and removal costs at the site.

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

(10) One Argentine electric distribution company in which Global has an interest has been notified of a claim regarding alleged PCB contamination at one of its sites. Clean up costs are estimated at approximately $100,000 and the distribution company is subject to penalties of approximately $1 million. Global has a 30% interest in this company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS

     PSEG and PSE&G: Inapplicable.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PSEG's Common Stock is listed on the New York Stock Exchange, Inc. As of December 31, 2000, there were 126,706 holders of record of PSEG Common Stock. All of PSE&G's common stock is owned by PSEG.

     The following table indicates the high and low sale prices for PSEG's Common Stock and dividends paid for the periods indicated:


                                                                                  DIVIDEND
COMMON STOCK                                              HIGH         LOW       PER SHARE
------------                                              ----         ---       ---------
2000:
   First Quarter.....................................    $36.00       $25.69       $0.54
   Second Quarter....................................     38.19        29.25        0.54
   Third Quarter.....................................     45.69        32.88        0.54
   Fourth Quarter....................................     50.00        38.88        0.54

1999:
   First Quarter.....................................    $40.38       $36.50       $0.54
   Second Quarter....................................     42.63        37.50        0.54
   Third Quarter.....................................     42.00        37.06        0.54
   Fourth Quarter....................................     40.00        32.00        0.54


     For additional information concerning dividend history, policy and potential preferred voting rights, restrictions on payment and common stock repurchase programs, see Liquidity and Capital Resources and External Financings of MD&A and Note 6. Schedule of Consolidated Capital Stock and Other Securities of Notes.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

ITEM 6.  SELECTED FINANCIAL DATA

PSEG

     The information presented below should be read in conjunction with PSEG's Consolidated Financial Statements and Notes thereto.

                                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                     2000            1999            1998            1997           1996
                                                 -------------   -------------   -------------   -------------  -------------
                                                                   (MILLIONS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues....................           $6,848          $6,458          $6,010          $6,177         $6,106
                                                      =======         =======         =======         =======        =======
Income from Continuing Operations...........             $764            $723            $644            $560           $588
Income from Discontinued Operations (A).....               --              --              --              --             24
                                                      -------         -------         -------         -------        -------
Income Before Extraordinary Item............              764             723             644             560            612
Extraordinary Item (B)......................               --           (804)              --              --             --
                                                      -------         -------         -------         -------        -------
Net Income (Loss)...........................             $764           $(81)            $644            $560           $612
                                                      =======         =======         =======         =======        =======

Earnings per Average Share (Basic and
 Diluted):
   From Continuing Operations...............            $3.55           $3.29           $2.79           $2.41          $2.42
   From Discontinued Operations (A).........               --              --              --              --            .10
   Before Extraordinary Item................             3.55            3.29            2.79            2.41           2.52
                                                      -------         -------         -------         -------        -------
   Extraordinary Item (B)...................               --          (3.66)              --              --             --
                                                      -------         -------         -------         -------        -------
     Total Earnings per Average Share.......            $3.55         $(0.37)           $2.79           $2.41          $2.52
                                                      =======         =======         =======         =======        =======

Dividends Paid per Share....................            $2.16           $2.16           $2.16           $2.16          $2.16

As of December 31:
   Total Assets.............................          $20,796         $19,015         $17,991         $17,979        $16,795
   Long-Term Liabilities:
     Long-Term Debt.........................           $5,297          $4,575          $4,763          $4,885         $4,580
     Other Noncurrent Liabilities...........           $1,762          $1,562            $764            $609           $544

Preferred Stock With Mandatory Redemption...              $75             $75             $75             $75           $150
Monthly Guaranteed Preferred Beneficial
 Interest in PSE&G's Subordinated
 Debentures ................................             $210            $210            $210            $210           $210
Quarterly Guaranteed Preferred Beneficial
 Interest in PSE&G's Subordinated
 Debentures ................................             $303            $303            $303            $303           $208
Quarterly Guaranteed Preferred Beneficial
 Interest in PSEG's Subordinated
 Debentures ................................             $525            $525            $525             --             --
   Ratio of Earnings to Fixed Charges (C)...             2.73            3.09            2.86            2.55           2.68


(A)  On July 31, 1996, Energy Holdings sold Energy Development Corporation
     (EDC). As a result, Consolidated Financial Statements previously issued were restated to give effect to the classification of EDC as discontinued operations.

(B)  See Note 2. Regulatory Issues and Accounting Impacts of Deregulation.

(C) Excludes income and expenses from discontinued operations and Extraordinary Item.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

PSE&G

     The information presented below should be read in conjunction with PSE&G's Consolidated Financial Statements and Notes thereto.


                                                                          YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                         2000         1999           1998         1997          1996
                                                     ------------ ------------   -----------  ------------   ----------
                                                                  (MILLIONS OF DOLLARS, WHERE APPLICABLE)
Total Operating Revenues...........................       $5,888       $5,840        $5,568        $5,833       $5,803
                                                         =======      =======       =======       =======      =======
Income Before Extraordinary Item...................         $587         $653          $602          $528         $535
Extraordinary Item (A).............................           --        (804)            --            --           --
                                                         -------      -------       -------       -------      -------
Net Income (Loss)..................................         $587       $(151)          $602          $528         $535
                                                         =======      =======       =======       =======      =======

As of December 31:
   Total Assets....................................      $15,267      $14,724       $14,669       $14,844      $14,700
   Long-Term Liabilities:
     Long-Term Debt................................       $3,590       $3,099        $4,045        $4,127       $4,107
     Other Noncurrent Liabilities..................         $690       $1,535          $741          $586         $536

Preferred Stock With Mandatory Redemption..........          $75          $75           $75           $75         $150
Monthly Guaranteed Preferred Beneficial Interest in
   PSE&G's Subordinated Debentures.................         $210         $210          $210          $210         $210
Quarterly Guaranteed Preferred Beneficial Interest
in PSE&G's Subordinated Debentures.................         $303         $303          $303          $303         $208

Ratio of Earnings to Fixed Charges (B).............         3.15         3.58          3.26          2.74         2.83
Ratio of Earnings to Fixed Charges plus Preferred
   Securities Dividend Requirements (B)............         3.04         3.46          3.15          2.64         2.62


(A) See Note 2. Regulatory Issues and Accounting Impacts of Deregulation.

(B) Excludes extraordinary item.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PSEG

     This discussion makes reference to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements (Notes) of Public Service Enterprise Group Incorporated (PSEG) and should be read in conjunction with such statements and notes.

CORPORATE STRUCTURE

     PSEG has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services). As of December 31, 2000, PSE&G, Power and Energy Holdings comprised approximately 60%, 14% and 25% of PSEG's consolidated assets and contributed approximately 76%, 14% and 12% of PSEG's net income for the year ended December 31, 2000.

     PSE&G is an operating public utility company engaged principally in the transmission, distribution and sale of electric energy and gas service in New Jersey. Power has three principal direct wholly-owned operating subsidiaries:
PSEG Fossil LLC (Fossil), which owns and operates fossil fueled electric generation facilities; PSEG Nuclear LLC (Nuclear), which owns and operates nuclear fueled electric generation facilities; and PSEG Energy Resources and Trade LLC (ER&T), which operates a wholesale energy trading business. On August 21, 2000, pursuant to the terms of the Final Order issued by the New Jersey Board of Public Utilities (BPU) under the New Jersey Energy Master Plan (Energy Master Plan Proceedings) and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act), PSE&G transferred its generation-related assets and liabilities to Power and its subsidiaries Nuclear, Fossil, and its wholesale power contracts to ER&T in exchange for a promissory note from Power in an amount equal to the total purchase price of $2.786 billion. Power settled the promissory note on January 31, 2001 at which time the transferred assets were released from the lien of PSE&G's First and Refunding Mortgage. PSE&G continues to own and operate its regulated electric and gas transmission and distribution business.

     Through its subsidiaries, Power provides energy and capacity to PSE&G, including PSE&G's BPU-mandated basic generation service (BGS) obligation, under certain contracts and markets electricity, natural gas, capacity and ancillary services throughout the Eastern United States.

     Energy Holdings is the parent of three energy-related lines of business through its principal wholly-owned subsidiaries: PSEG Global Inc. (Global), which develops, acquires, owns and operates electric generation and distribution facilities and engages in power production and distribution, including wholesale and retail sales of electricity, in selected domestic and international markets; PSEG Resources Inc. (Resources), which provides energy infrastructure financing and invests in energy-related financial transactions and manages a diversified portfolio of investments including leveraged leases, leveraged buyout (LBO) funds, limited partnerships and marketable securities; and PSEG Energy Technologies Inc. (Energy Technologies), an energy management company that constructs, operates and maintains heating, ventilating and air conditioning
(HVAC) systems for, and provides energy-related engineering, consulting and mechanical contracting services to, industrial and commercial customers in the Northeastern and Middle Atlantic United States. Enterprise Group Development Corporation (EGDC) has been conducting a controlled exit from the real estate business. Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital), which serves as a financing vehicle for Energy Holdings' subsidiaries and borrows on the basis of a minimum net worth maintenance agreement with PSEG. Energy Holdings is also the parent of Enterprise Group Development Corporation (EGDC), a nonresidential real estate development and investment business and has been conducting a controlled exit from this business since 1993.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     Services was formed in 1999 and provides management and administrative services to PSEG and its subsidiaries.

OVERVIEW OF 2000 AND FUTURE OUTLOOK

     The electric and gas utility industries in the United States and around the world continue to experience significant change. Deregulation, restructuring, privatization and consolidation are creating opportunities and risks for PSEG and its subsidiaries. PSEG has successfully completed the transition from a regulated New Jersey utility to a competitive global energy company and estimates a 7% compound annual growth rate in earnings per share over the next five years.

     The Energy Competition Act and the related BPU proceedings, including the Final Order, referred to as the Energy Master Plan Proceedings, have dramatically reshaped the utility industry in New Jersey and have directly affected how PSEG will conduct business, and therefore, its financial prospects in the future. PSEG has realigned its organizational structure to address the competitive environment brought about by the deregulation of the electric generation industry in New Jersey and the Eastern U.S. PSEG has been engaged in the competitive energy business for a number of years through certain of its unregulated subsidiaries; however, competitive businesses now constitute a much larger portion of PSEG's activities. It is expected that by July 31, 2003, the end of the transition period under the Energy Master Plan Proceedings, PSEG's unregulated subsidiaries (Energy Holdings and Power) will contribute approximately 75% of PSEG's earnings. Additionally, PSEG will be more dependent on cash flows generated from its unregulated operations for its capital needs. As the unregulated portion of the business continues to grow, financial risks and rewards will be greater, financial requirements will change and the volatility of earnings and cash flows will increase.

     In the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs, through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis through a market transition charge (MTC). Following the issuance of the Final Order, the BPU issued its Finance Order approving, among other things, the issuance and sale of $2.525 billion of transition bonds, including an estimated $125 million of transaction costs, by PSEG Transition Funding LLC, a wholly owned subsidiary of PSE&G. On January 31, 2001, PSE&G Transition Funding LLC purchased PSE&G's property right in the securitization transition charge (STC) and remitted the proceeds of the issuance of the transition bonds as consideration for such property right. PSE&G used the proceeds to retire a portion of PSEG's outstanding debt and equity. In accordance with the Final Order, PSE&G reduced customer rates an additional 2% after the securitization transaction, will reduce rates another 2% in August of 2001 and 4.9% in August 2002, for a total 13.9% rate reduction since August 1999.

     PSEG will continue to pursue its strategies to grow its energy-related businesses, including expansion through business combinations. More emphasis will be placed on finding opportunities for expansion outside of its traditional utility services and markets. Power's business strategy is to size its fleet of generation assets to take advantage of market opportunities, while seeking to increase its value and manage commodity price risk through its wholesale trading activity. Much of PSEG's earnings growth is expected to come from its generation business. Power has plans to increase capacity an additional 3,000 MW to 8,000 MW over the next five years by adding capacity to existing sites in New Jersey as well as new sites in the Northeast and Midwest. PSEG has also positioned Energy Holdings as a major part of its planned growth strategy. In order to achieve this strategy, Global will focus on generation and distribution investments within targeted high-growth regions. A significant portion of Global's growth is expected to occur internationally due to the current and anticipated growth in electric capacity required in certain regions of the world. This growth was evidenced in 2000 by its commitment to construct several significant power plants in Texas, India, Poland and Tunisia and its acquisition of an electric distribution company in Argentina. Global expects that certain generation projects (totaling 1,373 MW net) will reach commercial operation in 2001. Resources will utilize its market access, industry knowledge and transaction structuring capabilities to expand its energy-related financial investment portfolio. Energy Technologies will continue to provide HVAC contracting and other energy-related services to industrial and commercial customers in the Northeastern and

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

Middle Atlantic United States. PSE&G's transmission and distribution objective is to provide safe, cost-effective, high quality, reliable service.

     To the extent that the discussion that follows reports on business conducted under full monopoly regulation of the utility businesses, it must be understood that such businesses have changed due to the deregulation of the electric generation and natural gas commodity sales businesses and the subsequent sale of the generation business to Power. Past results are not an indication of future business prospects or financial results.

RESULTS OF OPERATIONS

                                                                      EARNINGS (LOSSES)
                                                        ----------------------------------------------
                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                        ----------------------------------------------
                                                           2000               1999             1998
                                                        ------------       ------------     ----------
                                                                    (MILLIONS OF DOLLARS)
      PSE&G, Before Extraordinary Item............         $ 578              $ 644            $ 593
      PSE&G Extraordinary Item....................          --                 (804)              --
            Total PSE&G...........................           578               (160)             593
      Energy Holdings.............................            90                 83               51
      Power.......................................           104                 --              --
      PSEG*.......................................            (8)                (4)              --
                                                           -----              -----            -----
            Total PSEG............................         $ 764              $ (81)           $ 644
                                                           =====              =====            =====


* Includes after-tax effect of interest on certain financing transactions.


                                                              CONTRIBUTION TO EARNINGS PER SHARE
                                                                      (BASIC AND DILUTED)
                                                        ------------------------------------------------
                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                        ------------------------------------------------
                                                            2000              1999             1998
                                                        -----------        ----------        ---------
      PSE&G, Before Extraordinary Item ............       $ 2.69             $ 2.93           $ 2.57
      PSE&G Extraordinary Item ....................           --              (3.66)              --
            Total PSE&G ...........................         2.69              (0.73)            2.57
      Energy Holdings .............................         0.42               0.38             0.22
      Power .......................................         0.48                 --               --
      PSEG* .......................................        (0.04)             (0.02)              --
                                                          ------            -------           ------
            Total PSEG ............................       $ 3.55            $ (0.37)          $ 2.79
                                                          ======            =======           ======

* Includes after-tax effect of interest on certain financing transactions.

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $3.55 for the year ended December 31, 2000, an increase of $0.26 per share, or 8% from the comparable 1999 period, excluding the extraordinary charge discussed below.

     Excluding the extraordinary charge, PSE&G's and Power's combined contribution to earnings per share of Common Stock in 2000 increased $0.24 from 1999, including $0.08 of accretion as a result of PSEG's stock repurchase program. This increase was primarily due to lower depreciation and amortization resulting from the amortization of the Excess Depreciation Reserve beginning in January 2000 and the lower depreciation resulting from the lower recorded amounts of the generation-related assets resulting from the 1999 impairment recorded pursuant to Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Also contributing to the increase were

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

increased sales due to favorable weather conditions in the fourth quarter of 2000 and higher profits realized from energy trading activities. The increase in earnings was partially offset by the 5% electric rate reduction, beginning August 1, 1999 coupled with a charge to income in the third quarter of 2000 related to MTC recovery.

     Energy Holdings' contribution to earnings per share of Common Stock in 2000 increased $0.04 from 1999 primarily due to the better overall performance of Global, which benefited from favorable performance by its domestic generation assets and by its investments made in Latin America distribution assets in 1999. The increase in earnings was partially offset by increased losses at Energy Technologies, primarily due to a pre-tax restructuring charge of $6.6 million.

     In 1999, PSE&G recorded an extraordinary charge to earnings of $804 million, net of tax, as a result of the BPU's Summary Order in the Energy Master Plan Proceedings. For further discussion, see Note 2. Regulatory Issues and Accounting Impacts of Deregulation. Excluding that extraordinary charge, basic and diluted earnings per share of Common Stock were $3.29 in 1999, representing an increase of $0.50 per share, or 18% from 1998.

     Excluding the extraordinary charge, PSE&G's contribution to earnings per share of Common Stock in 1999 increased $0.36 from 1998, including $0.14 as a result of PSEG's stock repurchase program. This increase was primarily due to increased sales of gas and electricity resulting from favorable weather conditions in 1999 augmented by positive economic factors in New Jersey and profits realized from wholesale energy activities. In addition, generation-related depreciation expenses were lower for a portion of 1999 as a result of the SFAS 121 impairment write-down, partially offset by changes in depreciation and capitalization policies stemming from the discontinuation of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). The increase in earnings was also partially offset by the 5% electric rate reduction, beginning August 1, 1999 coupled with higher operating and maintenance expenses, including higher transmission, distribution and wholesale energy costs, than those incurred in 1998.

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

     PSE&G AND POWER -- REVENUES

     Under the BGS contract between PSE&G and Power, PSE&G pays a fixed price for energy and capacity provided by Power and charges such costs to its BGS customers. As a result, Power, rather than PSE&G, is subject to price risk related to market exposures for supplying BGS customers. Power has entered into forwards, futures, swaps and options to manage price risk exposure for its commitments to meet PSE&G's BGS obligation in addition to Power's other supply contracts. The BGS contract between Power and PSE&G expires July 31, 2002. Thereafter, supply of electricity to serve PSE&G's BGS load will be determined by competitive bid in accordance with the requirements of the BPU.

     Power's earnings are exposed to the risks of the competitive wholesale electricity market to the extent that Power has to purchase energy and/or capacity or generate energy to meet its obligations to supply power to PSE&G at market prices or costs, respectively, which approach or exceed the BGS contract rate. To mitigate this risk, Power's policy is to use derivatives, consistent with its business plans and prudent practices and to build and purchase additional capacity in the PJM and surrounding regions. This risk will be further affected by PSE&G customer migration from BGS to third party suppliers
(TPS) and from TPS back to BGS. Power also participates in the competitive wholesale electricity market for other items such as energy, capacity and ancillary services. Certain of the below listed year-to-year variances did not impact earnings as there was an offsetting variance in expense.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     To the extent fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) through July 31, 1999, the Levelized Gas Adjustment Clause (LGAC), the Societal Benefits Clause (SBC) or the non-utility generation market transition charge (NTC) mechanisms, as established by the BPU with respect to PSE&G's rates, variances in certain revenues and expenses offset and thus had no effect on earnings. On August 1, 1999, the LEAC mechanism was eliminated as a result of the Final Order. This has increased earnings volatility since Power now bears the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs. See
Note 2. Regulatory Issues and Accounting Impacts of Deregulation and Note 3. Regulatory Assets and Liabilities of Notes for a discussion of LEAC, LGAC, SBC, NTC, Remediation Adjustment Clause (RAC) and Demand Side Management (DSM) and their status under the Energy Master Plan Proceedings.

     ELECTRIC

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                             ----------------------------------------------
                                                2000            1999              1998
                                             -----------    -------------     -------------
                                                              (MILLIONS)
PSE&G ..................................      $3,748           $4,123            $4,009
Power ..................................       1,037               --                --
Intercompany Eliminations* .............       (871)               --                --
                                              ------           ------            ------
         Total Electric Revenues .......      $3,914           $4,123            $4,009
                                              ======           ======            ======


* Represents the revenue Power receives from PSE&G for BGS and MTC.

     Revenues decreased $209 million or 5% in 2000 as compared to 1999 primarily due to a $115 million decrease in MTC revenues, primarily resulting from an $88 million pre-tax charge to income related to MTC recovery, combined with the effects of the 5% rate reduction required by the Final Order which decreased generation revenues by approximately $120 million. The reduction in revenues resulting from customer migration was substantially offset by higher interchanged sales. Also offsetting the decrease in revenues were higher profits related to wholesale energy trading activities and higher revenues relating to Power's acquisition of the Albany Steam Station in May 2000.

     Revenues increased $114 million or 3% in 1999 as compared to 1998 primarily due to favorable weather conditions in 1999 augmented by positive economic factors in New Jersey. These factors increased both generation and transmission and distribution revenues; however, the increase in generation revenues was partially offset by a 5% rate reduction, effective on August 1, 1999, which decreased generation revenues by approximately $80 million through December 31, 1999. The increase was also due to higher margins realized from wholesale energy trading activities than in 1998. Also, higher DSM revenues in 1999 than in 1998 contributed to increased distribution revenues.

     GAS

     Revenues increased $423 million or 25% in 2000 as compared to 1999 primarily due to increases in natural gas prices being passed along to customers under certain transportation only contracts. Under these contracts, PSE&G is responsible only for delivery of gas to its customers. Such customers are responsible for payment to PSE&G for the cost of the commodity and as PSE&G's costs for these customers increase, the customer's rates will increase. Also contributing to this increase were higher sales resulting from colder weather in the fourth quarter of 2000 as compared to the same period in 1999 and higher rates approved by the BPU to allow PSE&G to recover for increasing natural gas costs. The potential loss of residential customers due to the opening of competition in 2000 could reduce future revenues.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     Revenues increased $158 million or 10% in 1999 as compared to 1998. The increase was primarily due to increased revenues from gas appliance service contracts and higher sales to large commercial and industrial customers than in 1998. Additionally, favorable weather in 1999 contributed to the increases.

     PSE&G AND POWER -- EXPENSES

     ELECTRIC ENERGY COSTS


                                                                      YEAR ENDED
                                                                      DECEMBER 31,
                                                      ---------------------------------------------
                                                         2000             1999            1998
                                                      -----------     ------------     ------------
                                                                       (MILLIONS)
PSE&G ...........................................      $1,520             $908             $945
Power ...........................................         284               --               --
Intercompany Eliminations* ......................        (871)              --               --
                                                       ------             ----             ----
         Total Electric Energy Costs ............        $933             $908             $945
                                                       ======             ====             ====

* Represents the amounts PSE&G paid Power for BGS and MTC.

     Electric Energy Costs increased $25 million or 3% in 2000 as compared to 1999. The increase was primarily due to higher fuel costs and additional costs related to the acquisition of the Albany Steam Station in May 2000.

     Electric Energy Costs decreased $37 million or 4% in 1999 as compared to 1998. The decrease was primarily due to lower prices for power purchases.

     Due to the elimination of the LEAC on August 1, 1999, the historical trends can no longer be considered an indication of future Electric Energy Costs. Given the elimination of the LEAC, the lifting of the requirements that electric energy offered for sale in the PJM Interconnection LLC (PJM) regional pool not exceed the variable cost of producing such energy (capped at $1,000 per megawatt-hour), the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages, price movements could have a material impact on PSEG's and Power's financial condition, results of operations or net cash flows.

     GAS COSTS

     Gas Costs increased $391 million or 38% in 2000 as compared to 1999 primarily due to the higher prices for natural gas. Also contributing to the increase was higher demand for natural gas due to colder weather in the fourth quarter of 2000 as compared to the same period in 1999.

     Gas Costs increased $68 million or 7% in 1999 as compared to 1998 due to higher sales to large commercial and industrial customers and increased sales of gas resulting from colder weather in the first and second quarters of 1999 than in 1998.

     Due to the operation of the Levelized Gas Adjustment Clause (LGAC) mechanism, variances in gas revenues and costs offset and had no direct effect on earnings.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     OPERATION AND MAINTENANCE

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                            ------------------------------
                                              2000      1999        1998
                                            --------   -------     -------
                                                     (MILLIONS)

PSE&G ...................................    $1,214     $1,573     $1,385
Power ...................................       363       --         --
                                             ======     ======     ======
     Total Operation and Maintenance ....    $1,577     $1,573     $1,385
                                             ======     ======     ======

     Operation and Maintenance expense increased $4 million or 0.3% in 2000 as compared to 1999.

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

     DEPRECIATION AND AMORTIZATION

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                               -------------------------
                                                 2000     1999     1998
                                               --------   -----    -----
                                                       (MILLIONS)

PSE&G .......................................    $291     $529     $649
Power .......................................      58      --       --
                                                 ====     ====     ====
     Total Depreciation and Amortization ....    $349     $529     $649
                                                 ====     ====     ====

     Depreciation and Amortization expense decreased $180 million or 34% in 2000 as compared to 1999. The decrease was primarily due to the amortization of the regulatory liability for the excess electric distribution depreciation reserve at PSE&G, which amounted to approximately $125 million as of December 31, 2000. Also contributing to the decrease was lower depreciation resulting from the lower net book value balances of the generation-related assets, which were transferred to Power. The generation-related asset balances were reduced as of April 1, 1999 as a result of the impairment recorded pursuant to SFAS 121. In 2001, with the securitization transaction complete, the regulatory asset recorded in April 1999 for PSE&G's stranded costs will be amortized with such amortization expense partially offsetting these decreases (See Note 3. Regulatory Assets and Liabilities of Notes).

     Depreciation and Amortization expense decreased $120 million or 18% in 1999 as compared to 1998. The 1999 decrease was due to lower net book value balances of PSE&G's generation-related assets, which were reduced as a result of the impairment write-down recorded pursuant to SFAS 121. These decreases were partially offset by higher depreciation rates for generation-related assets beginning April 1, 1999 due to the change in depreciation policy and by higher depreciation expense related to capital additions to the transmission and distribution business.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     INTEREST EXPENSE

                                             YEAR ENDED
                                            DECEMBER 31,
                                   ------------------------
                                     2000     1999    1998
                                   --------  ------  ------
                                            (MILLIONS)

PSE&G ...........................   $254     $387     $378
Power ...........................    147      --       --
                                    ====     ====     ====
     Total Interest Expense .....   $401     $387     $378
                                    ====     ====     ====

     Interest expense increased $14 million or 4% in 2000 as compared to 1999 and $9 million or 2% in 1999 as compared to 1998. The increases were primarily due to increased short-term debt.

     INCOME TAXES

                                       YEAR ENDED
                                      DECEMBER 31,
                              ------------------------
                                 2000    1999     1998
                              --------  ------    ----
                                     (MILLIONS)

PSE&G .......................   $407     $510     $404
Power .......................     66      --       --
                                ====     ====     ====
     Total Income Taxes .....   $473     $510     $404
                                ====     ====     ====

     Income Taxes decreased $37 million or 7% in 2000 as compared to 1999. The decrease was primarily due to lower effective tax rates relating to the amortization of the excess depreciation reserve for electric distribution.

     Income Taxes increased $106 million or 26% in 1999 as compared to 1998. The increase was primarily due to higher pre-tax operating income.

     TAXES OTHER THAN INCOME TAXES

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                -----------------------
                                                 2000     1999     1998
                                                ------   ------    ----
                                                       (MILLIONS)
PSE&G .......................................    $166     $194     $208
Power .......................................      16      --       --
                                                 ====     ====     ====
     Total Taxes Other Than Income Taxes ....    $182     $194     $208
                                                 ====     ====     ====

     Taxes Other Than Income Taxes include the Transitional Energy Facility Assessment (TEFA). Taxes Other Than Income Taxes decreased $12 million or 6% in 2000 as compared to 1999. This decrease was due to New Jersey energy tax reform and the five-year phase out of the TEFA commencing in January 1999. Effective January 1, 2000, revised rates became effective which reflected two years phase out of the TEFA. See Note 13. Income Taxes of Notes for other impacts of New Jersey energy tax reform.

                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     Taxes Other Than Income Taxes decreased $14 million or 7% in 1999 as compared to 1998. This decrease was also due to New Jersey energy tax reform and the five-year phase out of the TEFA commencing in January 1999.

     ENERGY HOLDINGS -- REVENUES

     Revenues increased $177 million from $618 million to $795 million in 2000 as compared to 1999. The increase was due to an increase of $28 million at Resources due to higher leveraged lease income from new leveraged lease investments, a $120 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 2000 and 1999 and a $28 million increase in revenues at Global primarily due to improvement in revenues from domestic generation assets as well as the addition of revenues from the distribution companies in Chile and Peru acquired in 1999.

     Revenues increased $178 million from $440 million to $618 million in 1999 as compared to 1998. The increase was due to an increase of $34 million at Resources due to higher income from financial investments and new leveraged lease investments, a $126 million increase in revenues at Energy Technologies due to the addition of revenues from acquisitions of various HVAC companies in 1999 and a $17 million increase in revenues at Global primarily due to improvement in revenues from domestic generation assets as well as the addition of revenues from the distribution companies in Chile and Peru acquired in 1999.

     ENERGY HOLDINGS -- EXPENSES

     OPERATING EXPENSES

     Operating expenses increased $79 million from $424 million to $503 million in 2000 as compared to 1999 primarily due to the addition of $123 million in operating expenses from the HVAC and mechanical service contracting companies acquired by Energy Technologies in 2000 and 1999. A pre-tax charge of approximately $55 million, to reduce the carrying value of certain assets was recorded in 1999 and is discussed below.

     Operating expenses increased $173 million from $251 million to $424 million in 1999 as compared to 1998. The increase was primarily due to higher operating expenses from the entities acquired by Energy Technologies in 1999. In addition, Global recognized a pre-tax charge of approximately $44 million to reduce the carrying value of certain assets and EGDC recorded a charge of $11 million to reflect a write-down to net realizable value of a property in the portfolio.

     INTEREST EXPENSE AND PREFERRED DIVIDENDS

     Interest expense increased $42 million from $95 million to $137 million in 2000 as compared to 1999. Interest expense associated with recourse financing activities at Energy Holdings increased $91 million primarily due to additional borrowings incurred as a result of equity investments in distribution and generation facilities and the repayment of non-recourse debt. Interest expense associated with non-recourse debt financing decreased by $9 million due to the repayment of approximately $157 million of non-recourse debt.

     Interest Expense increased by $5 million from $90 million to $95 million for the year ended December 31, 1999 as compared to 1998 primarily due to an increase of $8 million related to the debt financing associated with Global's acquisition of an interest in distribution facilities in Chile and Peru in June 1999. Interest Expense associated with recourse financing activities at Energy Holdings decreased $3 million for the year ended December 31, 1999 as compared to 1998 primarily due to lower average debt outstanding. Preferred Stock dividends increased $8 million from $17 million to $25 million due to the issuance of $509 million of cumulative preferred stock to PSEG in January, June and July of 1998.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     INCOME TAXES

     Income Taxes decreased $24 million from $69 million to $45 million in 2000 as compared to 1999. The year ended December 31, 2000 reflects a lower effective tax rate due to a decrease in the foreign tax liability from foreign investments at Global. Income from such investments is assumed to be permanently reinvested outside of the United States. During 1999, there was an increase in state income taxes at Resources totaling $11 million due to the early termination of a leveraged lease.

     Income Taxes increased $39 million from $30 million to $69 million in 1999 as compared to 1998. The increase was primarily due to higher pre-tax income for the year ended December 31, 1999. In addition, state income taxes increased by approximately $11 million due to the payment of state taxes associated with the early termination of a leveraged lease interest.

     ENERGY HOLDINGS -- OTHER INCOME (LOSS)

     Other income (loss) decreased by $74 million from $77 million to $3 million in 2000 as compared to 1999 primarily from Global's sale in 1999 of its interest in a co-generation facility, which yielded a pre-tax gain of $69 million.

     Other Income increased $79 million from a loss of $2 million to income of $77 million in 1999 as compared to 1998. The 1999 increase was primarily due to a pre-tax gain of $69 million on the sale of Global's interest in a co-generation facility.

     PSEG -- PREFERRED SECURITIES DIVIDEND REQUIREMENTS OF SUBSIDIARIES

     There was no change in Preferred Securities Dividend Requirements in 2000 as compared to 1999. Preferred Securities Dividend Requirements increased $14 million or 18% in 1999 as compared to 1998 due to the issuance of trust preferred securities in aggregate principal amount of $525 million in January, June and July 1998.

LIQUIDITY AND CAPITAL RESOURCES

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's three direct operating subsidiaries in 2000, PSE&G, Power and Energy Holdings.

     As of December 31, 2000, PSEG's capital structure consisted of 38.1% common equity, 50.4% long-term debt and 11.5% preferred securities. As of December 31, 1999, PSEG's capital structure consisted of 40.9% common equity, 46.8% long-term debt and 12.3% preferred stock and other preferred securities.

     PSEG's Board of Directors authorized the repurchase of up to an aggregate of 30 million shares of Common Stock in the open market. At December 31, 2000, PSEG had repurchased approximately 24.2 million shares of Common Stock, at a cost of approximately $905 million since 1998. The repurchased shares have been primarily held as treasury stock with the balance used for other corporate purposes. In December 2000, PSEG settled a Forward Purchase Agreement with a third party which had purchased approximately 6.4 million shares at a cost of approximately $226 million, which is included in the 24.2 million shares. PSEG does not currently anticipate purchasing additional shares under this authorization.

     Dividend payments on Common Stock were $2.16 per share and totaled approximately $464 million and $474 million for the years ended December 31, 2000 and 1999, respectively. PSEG has not increased its dividend rate in nine years in order to retain additional capital for reinvestment and to reduce its payout ratio as earnings grow.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     Although PSEG presently believes it will have adequate earnings and cash flow in the future from its subsidiaries to maintain Common Stock dividends at the current level, earnings and cash flows required to support the dividend will become more volatile as PSEG's business changes from one that is principally regulated to one that is principally competitive. Future dividends declared will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, alternate investment opportunities and other factors.

     PSEG and PSE&G have each issued Deferrable Interest Subordinated Debentures in connection with the issuance of their respective tax deductible preferred securities. If payments on those Deferrable Interest Subordinated Debentures are deferred, or PSEG or PSE&G defaults on the applicable indenture related thereto or its guarantee thereof, neither PSEG nor PSE&G may pay any dividends on its common or preferred stock until such default is cured. Currently, there has been no deferral or default.

     PSE&G

     As of December 31, 2000, PSE&G's capital structure consisted of 51.3% common equity, 40.9% long-term debt and 7.8% preferred stock and other preferred securities. As of December 31, 1999, PSE&G's capital structure consisted of 49.8% common equity, 41.1% long-term debt and 9.1% preferred stock and other preferred securities.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Also as a result of the delay in securitization, pending resolution of the appeals of the Final Order and the Finance Order, PSEG and PSE&G utilized various medium-term financings to refinance existing debt and maturities.

     On January 31, 2001, $2.525 billion of transition bonds were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years. PSE&G also received payment from Power on its $2.786 billion promissory note used to finance the transfer of its generation business to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short term investments. These funds will also be used for the further debt and/or equity reduction of PSE&G in 2001 including payment of maturing and certain redeemable securities.

     Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $638 million and $629 million to PSEG for the years ended December 31, 2000 and 1999, respectively. These amounts were used to fund PSEG's Common Stock dividends and to support a portion of PSEG's stock repurchase program.

     POWER

     In 2000 Power financed its acquisition of the generation business from PSE&G through a $2.786 billion promissory note. On January 31, 2001, through equity infusions and loans from PSEG, Power repaid this note to PSE&G. Power expects to replace its interim financing from PSEG with its own debt financing in the first half of 2001. Power's capital needs will be funded with cash generated from operations and may be supplemented with external financings, equity infusions from PSEG and other project financing alternatives as dictated by Power's growth strategy.

     ENERGY HOLDINGS

     It is intended that Global and Resources will provide the earnings and cash flow for Energy Holdings' long-term growth. Resources' investments are designed to produce immediate cash flow and earnings that enable Global and Energy Technologies to focus on longer investment horizons. During the next five years, Energy Holdings will

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

need significant capital to fund its planned growth. In addition to cash generated from operations, Energy Holdings' growth will be funded through external financings and equity infusions from PSEG.

     Over the next several years, Energy Holdings, certain of its project affiliates and PSEG Capital will be required to refinance maturing debt, incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Energy Holdings' financial condition, results of operations and net cash flows.

     REGULATORY RESTRICTIONS

     As a result of a 1992 BPU proceeding concerning the relationship of PSE&G to PSEG's non-utility businesses (Focused Audit), the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of December 31, 2000, these assets were in excess of the 20% limit and such notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

     The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% and that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. In March 2000, PSE&G submitted a letter to the BPU notifying the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. In December 2000, the New Jersey Supreme Court affirmed the appellate decision upholding the Final Order. PSE&G plans to make the filing within the 120 day period. Also, Energy Holdings believes that, if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given.

     CAPITAL REQUIREMENTS

     PSE&G

     PSE&G has substantial commitments as part of its ongoing construction programs. These programs are continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and the ability of PSE&G to raise necessary capital.

     Construction expenditures were related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the years ended December 31, 2000 and 1999 PSE&G had net plant additions of $401 million and $479 million, respectively, excluding Allowance for Funds Used During Construction (AFDC). Projected construction and investment expenditures for PSE&G from 2001 to 2005 range from approximately $415 million to $430 million per year, excluding AFDC and capitalized interest.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     POWER

     Construction expenditures were related to acquisitions by Power and improvements in Power's existing power plants. Power had net plant additions for the year ended December 31, 2000 of $479 million, excluding capitalized interest. Power's growth strategy is designed to increase its generating portfolio 3,000 MW to 8,000 MW over the next five years. Power's projected construction and investment expenditures, excluding AFDC and capitalized interest, are approximately $1.4 billion in 2001, $1.1 billion in 2002, $830 million in 2003 and range from $250 million to $300 million per year for 2004 and 2005. Changes in environmental regulations and unexpected impacts of existing regulations could impact both Power's construction and growth strategy as well as the capital expenditure amounts. For further information, including Prevention of Significant Deterioration (PSD)/New Source Review requirements under the Federal Clean Air Act (CAA), see Note. 10. Commitments and Contingent Liabilities.

     Power has installed four new combustion turbines at Burlington Generating Station and two new combustion turbines at Linden Generating Station, adding 168 MW and 164 MW, respectively, of electric generating capacity, at a cost of approximately $151 million. The new combustion turbines were all operational as of July 2000.

     In May 2000, Power acquired the Albany Steam Station for $49.9 million. Under the terms of the acquisition agreement, the seller Niagara Mohawk could also receive up to an additional $9 million if Power chooses to pursue redevelopment of the Albany Steam Station.

     In September 1999, Power announced that it had signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. In December 2000, the sale to Power of the DP&L portion of Conectiv's interests in Salem (7.41%) and Peach Bottom (7.51%, split equally between Power and Exelon) was completed. For further information, including a discussion of the Wholesale Transaction Confirmation letter agreements between Power and Conectiv, see Note 10. Commitments and Contingent Liabilities.

     ENERGY HOLDINGS

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. In 2000, Energy Holdings' subsidiaries made investments totaling approximately $783 million. These investments included leveraged lease investments by Resources and acquisitions by Global. Investment expenditures for 2001 are expected to be approximately $1 billion, comprised of investments in generation and distribution facilities and leveraged lease transactions. Projected investment expenditures for 2002 to 2005 are approximately $600 million per year, comprised of investments in generation and distribution facilities and projects and leveraged lease transactions. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

EXTERNAL FINANCINGS

     The changes in the utility industry are attracting increased attention from bond rating agencies which regularly assess business and financial matters including how utility companies are responding to competition. Given the changes in the industry, attention to and scrutiny of PSEG's, PSE&G's, Power's and Energy Holdings' competitive strategies by rating agencies will likely continue. These changes could affect the bond ratings, cost of capital and market prices of their respective securities. In addition, capital structure changes and other actions which might be taken by PSEG and PSE&G in connection with energy industry restructuring is likely to affect the market prices of their respective securities.

     PSEG, PSE&G, Power and Energy Holdings are continually analyzing their future capital and financing needs as part of their business strategies.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     PSEG

     At December 31, 2000, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At December 31, 2000, there was a $150 million loan outstanding under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At December 31, 2000, PSEG had $95 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes and, until Power's initial financing in completed, provide funds for Power. On December 31, 2000, PSEG had commercial paper of $617 million outstanding.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2001 and a $280 million revolving credit facility expiring in March 2005. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of December 31, 2000 there were no borrowings outstanding under these facilities.

     On November 21, 2000, PSEG issued $275 million of Floating Rate Notes due May 21, 2002. The interest rate is at three-month LIBOR, plus 0.875%. The proceeds were used for the repayment of $100 million of Extendible Notes, Series A and $175 million of Extendible Notes, Series B, which were due November 22, 2000.

     PSEG has registered with the SEC a shelf Registration Statement for an additional $300 million of debt securities.

     In 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001. These Notes were automatically tendered and remarketed in September 2000. The interest rate through maturity is at the three-month LIBOR plus 0.375%, reset quarterly.

     PSE&G

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At December 31, 2000, PSE&G's Mortgage coverage ratio was 4.3:1. As of December 31, 2000, the Mortgage would permit up to $3.1 billion of new Mortgage Bonds to be issued against previous additions and improvements. Following the release from the lien of PSE&G's Mortgage on January 31, 2001 of the securitization transition property and the generation assets that were transferred to Power, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001.

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

     As discussed previously, on January 31, 2001, transition bonds in the amount of $2.525 billion were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     On September 6, 2000, PSE&G issued $290 million of 7.19% secured Medium Term Notes, Series A, due September 6, 2002. The proceeds were used for general corporate purposes, including the repayment of short-term debt.

     On December 7, 2000, PSE&G issued $300 million of 7.4275% Floating Rate Notes, due December 7, 2002. The proceeds were used for general corporate purposes, including the repayment of short-term debt.

     PSE&G maintains a $1.5 billion commercial paper program. To provide liquidity for this program, PSE&G has a $450 million revolving credit agreement expiring in June 2001, a $450 million credit facility expiring in June 2002 and a $400 million credit facility and a $200 million credit facility expiring in June 2001. These agreements provide for borrowings with maturities of up to one year. As of December 31, 2000, there were no borrowings outstanding under these facilities.

     The BPU has authorized PSE&G to issue and have outstanding at any one time through January 2, 2001, not more than $2.0 billion of short-term obligations, consisting of commercial paper and other unsecured borrowings from banks and other lenders. PSE&G has several uncommitted lines of credit with banks. On December 31, 2000, PSE&G had $1.546 billion of short-term debt outstanding, including $336 million borrowed against its uncommitted bank lines of credit and $1.2 billion of commercial paper.

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

     ENERGY HOLDINGS

     On December 31, 2000 Energy Holdings had two separate senior revolving credit facilities, with a syndicate of banks, a $495 million, five-year revolving credit and letter of credit facility and a $165 million, 364-day revolving credit facility. The interest rate on these facilities is based on LIBOR and the average borrowing rate at Energy Holdings current rating level is 1.375% over the one, three or six month LIBOR rate. The revolving credit facilities also permit shorter term base rate borrowings at the prime rate. The five-year facility also permits up to $250 million of letters of credit to be issued. The five-year facility matures on May 12, 2004 and the 364-day facility matures on May 9, 2001. At December 31, 2000 and December 31, 1999, Energy Holdings had $392 million and $351 million, respectively, outstanding under existing revolving credit facilities.

     In February 2001, Energy Holdings, in a private placement, issued $400 million of 8.625% Senior Notes due 2008. The net proceeds from the sale were used for repayment of short-term debt. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes in 2001. Energy Holdings plans to refinance the current portion of existing long-term debt with new issuances.

     In June 2000, Global repaid in full at maturity a $71 million loan which was incurred to partially finance its investment in two distribution companies in Argentina.

     In May 2000, Global repaid in full a $94.5 million loan which financed a portion of its investment in a distribution company in Brazil. The debt was refinanced with funds from Energy Holdings and a $190 million U.S. Dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million.

     In February 2000, Energy Holdings, in a private placement, issued $300 million of 9.125% Senior Notes due 2004. The net proceeds from the sale were used for repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. A registration statement filed with the SEC in connection with an exchange

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

offer for these notes was effective on September 5, 2000. The exchange offer was completed on October 18, 2000, with substantially all notes being exchanged.

     In October 1999, Energy Holdings, in a private placement, issued $400 million of its 10% senior notes due 2009. The net proceeds from the sale were used for the repayment of short-term debt outstanding under Energy Holdings' revolving credit facilities. A registration statement filed with the SEC in connection with an exchange offer for these notes was effective on June 30, 2000. The exchange offer was completed on August 11, 2000, with all notes being exchanged.

     In September 1999 and February 2000, Energy Holdings entered into two standby letter of credit agreements with a group of banks in the aggregate principal amount of $340 million to support equity contribution obligations of Global with respect to two of its investments. These agreements contain identical financial covenants to those in our revolving credit facilities. The first letter of credit agreement ($150 million) expired in December 2000 and the second letter of credit agreement will expire in November 2001. The principal amount reduces over time as Global makes its equity investments.

     PSEG Capital has a $750 million MTN program which provides for the private placement of MTNs. This MTN program is supported by a minimum net worth maintenance agreement between PSEG Capital and PSEG which provides, among other things, that PSEG (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. Energy Holdings believes it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit. At December 31, 2000 and December 31, 1999, total debt outstanding under the MTN program was $650 million and $630 million, respectively maturing from 2001 to 2003.

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

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates and Energy Holdings' commodity-related instruments, equity securities and foreign currency risks, see Note 8. Financial Instruments and Risk Management of Notes.

     COMMODITY-RELATED INSTRUMENTS

     The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, Power enters into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

     PSEG uses a value-at-risk model to assess the market risk of its commodity business. This model includes fixed price sales commitments, owned generation, native load requirements and physical and financial contracts. Value-at-risk represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. PSEG estimates value-at-risk across its commodity business using a model with historical volatilities and correlations.

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at December 31, 2000 was approximately $19 million, compared to the December 31, 1999 level of $3 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

     Given the absence of a PJM price cap in situations involving emergency purchases and the potential for plant outages, extreme price movements can occur and could have a material impact on PSEG's, PSE&G's and Power's financial condition, results of operations and net cash flows.

FOREIGN OPERATIONS

     As of December 31, 2000, Global and Resources had approximately $1.8 billion and $1.2 billion, respectively, of international assets. As of December 31, 2000, foreign assets represented 14% of PSEG's consolidated assets and the revenues related to those foreign assets contributed 3% to consolidated revenues for the year ended December 31, 2000. For discussion of foreign currency risk, see Note 8. Financial Instruments and Risk Management.

ACCOUNTING ISSUES

     For a discussion of the impact of new accounting pronouncements including SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", see Note 18. Accounting Matters of Notes.

PSE&G

     The information required by this item is incorporated herein by reference to the following portions of PSEG's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PSE&G and its subsidiaries: Overview of 2000 and Future Outlook; Results of Operations; Liquidity and Capital Resources; External Financings; and Accounting Issues.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. PSEG and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSEG and its subsidiaries prior to the effective date of the Private Securities Litigation Reform Act of 1995.

                PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE
         DISCLOSURES ABOUT MARKET RISK

     Information relating to quantitative and qualitative disclosures about market risk is set forth under the caption "Qualitative and Quantitative Disclosures About Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and "Financial Instruments" in
Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference. For PSE&G, the information required by this item is incorporated herein by reference insofar as it relates to PSE&G and its subsidiaries

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (MILLIONS OF DOLLARS, EXCEPT FOR PER SHARE DATA)


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          2000          1999         1998
                                                        ---------     --------      ---------
OPERATING REVENUES
   Electric Revenues *
     Bundled ......................................     $     --      $ 2,480       $  4,009
     Generation ...................................        2,280        1,005             --
     Transmission and Distribution ................        1,634          638             --
                                                        --------      -------       --------
        Total Electric Revenues ...................        3,914        4,123          4,009
   Gas Distribution ...............................        2,140        1,717          1,559
   Other ..........................................          794          618            442
                                                        --------      -------       --------
        Total Operating Revenues ..................        6,848        6,458          6,010
                                                        --------      -------       --------
OPERATING EXPENSES
   Electric Energy Costs ..........................          960          922            960
   Gas Costs ......................................        1,471        1,107          1,034
   Operation and Maintenance ......................        1,984        1,903          1,547
   Depreciation and Amortization ..................          362          536            660
   Taxes Other Than Income Taxes ..................          182          196            205
                                                        --------      -------       --------
          Total Operating Expenses ................        4,959        4,664          4,406
                                                        --------      -------       --------
OPERATING INCOME ..................................        1,889        1,794          1,604
Other Income and Deductions .......................           33           76             18
Interest Expense - net.............................         (574)        (490)          (470)
Preferred Securities Dividend Requirements ........          (94)         (94)           (80)
                                                        --------      -------       --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ..............................        1,254        1,286          1,072
Income Taxes ......................................         (490)        (563)          (428)
                                                        --------      -------       --------
INCOME BEFORE EXTRAORDINARY ITEM ..................          764          723            644
Extraordinary Item (Net of Tax of $345) ...........           --         (804)            --
                                                        --------      -------       --------
 NET INCOME (LOSS) ................................     $    764      $   (81)      $    644
                                                        ========      =======       ========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (000's) ...........................      215,121      219,814        230,974
                                                        ========      =======       ========
EARNINGS (LOSSES) PER SHARE (BASIC AND DILUTED):

Income Before Extraordinary Item ..................     $   3.55      $  3.29       $   2.79
Extraordinary Item (Net of Tax) ...................           --        (3.66)            --
                                                        --------      -------       --------
Net Income (Loss) .................................     $   3.55      $ (0.37)      $   2.79
                                                        ========      =======       ========

DIVIDENDS PAID PER SHARE OF COMMON STOCK ..........     $   2.16      $  2.16       $   2.16
                                                        ========      =======       ========

* Note: Bundled revenues were recorded based on the bundled rates in effect through July 31, 1999. Commencing with the unbundling of rates on August 1, 1999, revenues are disaggregated between Generation Revenue and Transmission and Distribution Revenue.

     See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                              CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                 (MILLIONS OF DOLLARS)


                                                                       DECEMBER 31,
                                                                 ----------------------
                                                                   2000         1999
                                                                 ---------    ---------
CURRENT ASSETS
  Cash and Cash Equivalents .................................    $    102     $    259
  Accounts Receivable:
    Customer Accounts Receivable ............................         778          646
    Other Accounts Receivable ...............................         431          371
    Allowance for Doubtful Accounts .........................         (44)         (40)
  Unbilled Revenues .........................................         357          241
  Fuel ......................................................         431          311
  Materials and Supplies, net of
    valuation reserves - 2000 and 1999, $11 .................         155          130
  Prepayments                                                          31           39
  Other .....................................................         168           86
                                                                 --------     --------
       Total Current Assets .................................       2,409        2,043
                                                                 --------     --------
PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation .....................................       2,699        2,355
  Electric - Transmission and Distribution ..................       5,302        5,113
  Gas - Distribution ........................................       3,177        3,019
  Other .....................................................         790          522
                                                                 --------     --------
       Total ................................................      11,968       11,009
  Accumulated depreciation and amortization .................      (4,266)      (3,943)
                                                                 --------     --------
       Net Property, Plant and Equipment ....................       7,702        7,066
                                                                 --------     --------
NONCURRENT ASSETS
 Regulatory Assets ..........................................       4,995        5,053
 Long-Term Investments, net of accumulated amortization
   and net of valuation allowances - 2000, $72; 1999, $65 ...       4,545        3,848
 Nuclear Decommissioning Fund ...............................         716          631
 Other Special Funds ........................................         122          148
 Other,  net of accumulated amortization - 2000, $19;
   1999, $12 ................................................         307          226
                                                                 --------     --------
       Total Noncurrent Assets ..............................      10,685        9,906
                                                                 --------     --------
TOTAL .......................................................    $ 20,796     $ 19,015
                                                                 ========     ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (MILLIONS OF DOLLARS)


                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                   2000           1999
                                                                 ---------      ---------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year ........................    $    667       $  1,073
  Commercial Paper and Loans ................................       2,885          1,972
  Accounts Payable ..........................................       1,001            738
  Other .....................................................         429            394
                                                                 --------       --------
       Total Current Liabilities ............................       4,982          4,177
                                                                 --------       --------
NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC .............................       3,107          2,928
  Regulatory Liabilities ....................................         470            604
  Nuclear Decommissioning ...................................         716            631
  OPEB Costs ................................................         448            390
  Other .....................................................         572            506
                                                                 --------       --------
       Total Noncurrent Liabilities .........................       5,313          5,059
                                                                 --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES ......................          --             --
                                                                 --------       --------
CAPITALIZATION:
  LONG-TERM DEBT ............................................       5,297          4,575
                                                                 --------       --------
  SUBSIDIARIES' PREFERRED SECURITIES:
    Preferred Stock Without Mandatory Redemption ............          95             95
    Preferred Stock With Mandatory Redemption ...............          75             75
    Guaranteed Preferred Beneficial Interest in
     Subordinated Debentures ................................       1,038          1,038
                                                                 --------       --------
       Total Subsidiaries' Preferred Securities .............       1,208          1,208
                                                                 --------       --------
  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, issued; 231,957,608 shares ................       3,604          3,604
    Treasury Stock, at cost; 2000 - 23,986,290 shares,
       1999 - 15,540,390 shares, ............................        (895)          (597)
    Retained Earnings .......................................       1,493          1,193
    Accumulated Other Comprehensive Income (Loss) ...........        (206)          (204)
                                                                 --------       --------
       Total Common Stockholders' Equity ....................       3,996          3,996
                                                                 --------       --------
            Total Capitalization ............................      10,501          9,779
                                                                 --------       --------
TOTAL .......................................................    $ 20,796       $ 19,015
                                                                 ========       ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (MILLIONS OF DOLLARS)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                    2000          1999          1998
                                                                   -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...........................................    $   764       $   (81)      $   644
  Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
    Extraordinary Loss - net of tax ...........................         --           804            --
    Depreciation and Amortization .............................        362           536           660
    Amortization of Nuclear Fuel ..............................        130            92            93
    Recovery of Electric Energy and Gas Costs - net ...........         16            61           132
    Excess Unsecuritized Stranded Costs .......................        115            --            --
    Provision for Deferred Income Taxes and ITC - net .........        (11)         (215)          (55)
    Investment Distributions ..................................         56           134            73
    Equity Income from Partnerships ...........................        (28)          (53)          (39)
    Gains on Investments ......................................        (39)          (63)          (40)
    Leasing Activities ........................................         74             6           (20)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues ..............       (299)         (236)          113
       Inventory - Fuel and Materials and Supplies ............       (145)            9           (46)
       Prepayments ............................................          8             8           (12)
       Accounts Payable .......................................        260            57           (34)
       Other Current Assets and Liabilities ...................        (47)           59           (63)
    Other .....................................................        (80)          114            93
                                                                   -------       -------       -------
       Net Cash Provided By Operating Activities ..............      1,136         1,232         1,499
                                                                   -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC .................       (959)         (582)         (531)
  Net Change in Long-Term Investments .........................       (603)         (980)          (92)
  Other .......................................................        (49)          (70)         (125)
                                                                   -------       -------       -------
       Net Cash Used In Investing Activities ..................     (1,611)       (1,632)         (748)
                                                                   -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt ...............................        913           916          (431)
  Issuance of Long-Term Debt ..................................      1,200         1,143           525
  Redemption/Purchase of Long-Term Debt .......................     (1,033)         (676)         (557)
  Issuance of Preferred Securities ............................         --            --           525
  Purchase of Treasury Stock ..................................       (298)         (400)         (207)
  Cash Dividends Paid on Common Stock .........................       (464)         (474)         (499)
  Other .......................................................         --            11           (51)
                                                                   -------       -------       -------
       Net Cash Provided By (Used In) Financing Activities ....        318           520          (695)
                                                                   -------       -------       -------
Net Change In Cash And Cash Equivalents .......................       (157)          120            56
Cash And Cash Equivalents At Beginning Of Period ..............        259           139            83
                                                                   -------       -------       -------
Cash And Cash Equivalents At End Of Period ....................    $   102       $   259       $   139
                                                                   =======       =======       =======

Income Taxes Paid .............................................    $   485       $   534       $   426
Interest Paid .................................................    $   550       $   494       $   469

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (MILLIONS)


                                                                                                             ACCUMULATED
                                                                                                               OTHER
                                                                   COMMON           TREASURY     RETAINED   COMPREHENSIVE
                                                                   STOCK              STOCK      EARNINGS    INCOME (LOSS)   TOTAL
                                                                --------------    -------------  --------   --------------   ------
                                                                SHS.   AMOUNT     SHS.   AMOUNT
                                                                ---    -------    ----   ------
BALANCE AS OF JANUARY 1, 1998 ..............................    232     $3,603     --        --    $1,623       $ (15)       $5,211
    Net Income .............................................     --         --     --        --       644          --           644
    Other Comprehensive Income (Loss), net of tax:
    Pension Plan Additional
      Minimum Liability, net of tax of $(2) ................     --         --     --        --        --          (3)           (3)
    Currency Translation Adjustment, net of tax of $(3) ....     --         --     --        --        --         (28)          (28)
                                                                                                                             ------
        Other Comprehensive Income (Loss) ..................     --         --     --        --        --          --           (31)
                                                                                                                             ------
    Comprehensive Income ...................................     --         --     --        --        --          --           613
    Cash Dividends on Common Stock .........................     --         --     --        --      (499)         --          (499)
    Purchase of Treasury Stock .............................     --         --     (5)     (207)       --          --          (207)
    Restricted Stock Award .................................     --         --     --        --        (5)         --            (5)
    Preferred Securities Issuance Expenses .................     --         --     --        --       (15)         --           (15)
                                                                ---     ------    ---     -----    ------      ------        ------
BALANCE AS OF DECEMBER 31, 1998 ............................    232      3,603     (5)     (207)    1,748         (46)        5,098
                                                                ---     ------    ---     -----    ------      ------        ------
    Net Income (Loss) ......................................     --         --     --        --       (81)         --           (81)
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(17) ...     --         --     --        --        --        (158)         (158)
                                                                                                                             ------
        Other Comprehensive Income (Loss) ..................     --         --     --        --        --          --          (158)
                                                                                                                             ------
    Comprehensive Income (Loss) ............................     --         --     --        --        --          --          (239)
    Cash Dividends on Common Stock .........................     --         --     --        --      (474)         --          (474)
    Purchase of Treasury Stock .............................     --         --    (11)     (400)       --          --          (400)
    Other ..................................................     --          1     --        10        --          --            11
                                                                ---     ------    ---     -----    ------      ------        ------
BALANCE AS OF DECEMBER 31, 1999 ............................    232      3,604    (16)     (597)    1,193        (204)        3,996
                                                                ---     ------    ---     -----    ------      ------        ------
    Net Income (Loss) ......................................     --         --     --        --       764          --           764
    Other Comprehensive Income (Loss), net of tax:
    Currency Translation Adjustment, net of tax of $(0) ....     --         --     --        --        --          (2)           (2)
                                                                                                                             ------
        Other Comprehensive Income (Loss) ..................     --         --     --        --        --          --            (2)
                                                                                                                             ------
    Comprehensive Income (Loss) ............................     --         --     --        --        --          --           762
    Cash Dividends on Common Stock .........................     --         --     --        --      (464)         --          (464)
    Purchase of Treasury Stock .............................     --         --     (8)     (298)       --          --          (298)
                                                                ---     ------    ---     -----    ------      ------        ------
BALANCE AS OF DECEMBER 31, 2000 ............................    232     $3,604    (24)    $(895)   $1,493      $ (206)       $3,996
                                                                ===     ======    ===     =====    ======      ======        ======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (MILLIONS OF DOLLARS)


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                        2000          1999        1998
                                                       -------      --------     -------
OPERATING REVENUES
   Electric Revenues  *
     Bundled ......................................    $   --       $ 2,480      $ 4,009
     Generation ...................................     1,243         1,005           --
     Transmission and Distribution ................     2,505           638           --
                                                       ------       -------      -------
        Total Electric Revenues ...................     3,748         4,123        4,009
   Gas Distribution ...............................     2,140         1,717        1,559
                                                       ------       -------      -------
        Total Operating Revenues ..................     5,888         5,840        5,568
                                                       ------       -------      -------
OPERATING EXPENSES

   Electric Energy Costs ..........................     1,520           908          945
   Gas Costs ......................................     1,429         1,038          970
   Operation and Maintenance ......................     1,214         1,573        1,385
   Depreciation and Amortization ..................       291           529          649
   Taxes Other Than Income Taxes ..................       166           194          208
                                                       ------       -------      -------
          Total Operating Expenses ................     4,620         4,242        4,157
                                                       ------       -------      -------
OPERATING INCOME ..................................     1,268         1,598        1,411
Other Income and Deductions .......................        26            (2)          17
Interest Expense-net ..............................      (254)         (387)        (378)
Preferred Securities Dividend Requirements ........       (46)          (46)         (44)
                                                       ------       -------      -------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ..............................       994         1,163        1,006
Income Taxes ......................................      (407)         (510)        (404)
                                                       ------       -------      -------
INCOME BEFORE EXTRAORDINARY ITEM ..................       587           653          602
Extraordinary Item (Net of Tax of $345) ...........        --          (804)          --
                                                       ------       -------      -------
NET INCOME (LOSS) .................................       587          (151)         602
Preferred Stock Dividend Requirement ..............        (9)           (9)          (9)
                                                       ------       -------      -------
EARNINGS (LOSS) AVAILABLE TO

 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED .....    $  578       $  (160)       $ 593
                                                       ======       =======      =======

* Note: Bundled revenues were recorded based on the bundled rates in effect through July 31, 1999. Commencing with the unbundling of rates on August 1, 1999, revenues are disaggregated between Generation Revenue and Transmission and Distribution Revenue.

     See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (MILLIONS OF DOLLARS)


                                                                 DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
CURRENT ASSETS
  Cash and Cash Equivalents ............................   $     39      $    173
  Accounts Receivable:
    Customer Accounts Receivable .......................        614           529
    Other Accounts Receivable ..........................         71           313
    Allowance for Doubtful Accounts ....................        (39)          (35)
  Unbilled Revenues ....................................        357           241
  Fuel .................................................        372           308
  Materials and Supplies, net of valuation reserves -
    2000, $0; 1999, $11 ................................         48           130
  Prepayments ..........................................          5            34
  Other ................................................         24            50
                                                           --------      --------
       Total Current Assets ............................      1,491         1,743
                                                           --------      --------
PROPERTY, PLANT AND EQUIPMENT
  Electric - Generation ................................         --         2,284
  Electric - Transmission and Distribution .............      5,302         5,113
  Gas - Distribution ...................................      3,177         3,019
  Other ................................................        420           445
                                                           --------      --------
       Total ...........................................      8,899        10,861
  Accumulated depreciation and amortization ............     (3,139)       (3,911)
                                                           --------      --------
       Net Property, Plant and Equipment ...............      5,760         6,950
                                                           --------      --------
NONCURRENT ASSETS
 Regulatory Assets .....................................      4,995         5,053
 Notes Receivable - Affiliated Companies ...............      2,786            --
 Long-Term Investments .................................        109            99
 Nuclear Decommissioning Fund ..........................         --           631
 Other Special Funds ...................................         70           148
  Other ................................................         56           100
                                                           --------      --------
       Total Noncurrent Assets .........................      8,016         6,031
                                                           --------      --------

TOTAL ..................................................   $ 15,267      $ 14,724
                                                           ========      ========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (MILLIONS OF DOLLARS)

                                                            DECEMBER 31,
                                                      ----------------------
                                                        2000           1999
                                                      --------      --------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year ..............   $    100      $    623
  Commercial Paper and Loans ......................      1,543         1,475
  Accounts Payable ................................        748           676
  Other ...........................................        253           281
                                                      --------      --------
       Total Current Liabilities ..................      2,644         3,055
                                                      --------      --------
NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC ...................      2,701         2,032
  Regulatory Liabilities ..........................        470           604
  Nuclear Decommissioning .........................         --           631
  OPEB Costs ......................................        441           390
  Other ...........................................        223           479
                                                      --------      --------
       Total Noncurrent Liabilities ...............      3,835         4,136
                                                      --------      --------
COMMITMENTS AND CONTINGENT LIABILITIES ............         --            --
                                                      --------      --------
CAPITALIZATION:
  LONG-TERM DEBT ..................................      3,590         3,099
                                                      --------      --------
  PREFERRED SECURITIES:
   Preferred Stock Without Mandatory Redemption ...         95            95
   Preferred Stock With Mandatory Redemption ......         75            75
   Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest
      in Subordinated Debentures ..................        513           513
                                                      --------      --------
       Total Preferred Securities .................        683           683
                                                      --------      --------
  COMMON STOCKHOLDER'S EQUITY:
    Common Stock, issued; 132,450,344 shares ......      2,563         2,563
    Contributed Capital ...........................        594           594
    Basis Adjustment ..............................        986
    Retained Earnings .............................        375           597
    Accumulated Other Comprehensive Income (Loss)..         (3)           (3)
                                                      --------      --------
       Total Common Stockholder's Equity ..........      4,515         3,751
                                                      --------      --------
            Total Capitalization ..................      8,788         7,533
                                                      --------      --------
TOTAL .............................................   $ 15,267      $ 14,724
                                                      ========      ========

See Notes to Consolidated Financial Statements.

                         PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (MILLIONS OF DOLLARS)


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                         2000        1999        1998
                                                                        -----      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................................................    $ 587      $  (151)     $   602
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary Loss - net of tax ................................       --          804           --
    Depreciation and Amortization ..................................      291          529          649
    Amortization of Nuclear Fuel ...................................       36           92           93
    Recovery of Electric Energy and Gas Costs - net ................       16           61          132
    Excess Unsecuritized Stranded Costs ............................      115           --           --
    Provision for Deferred Income Taxes and ITC - net ..............      (12)        (181)         (41)
    Net Changes in certain current assets and liabilities:
       Accounts Receivable and Unbilled Revenues ...................     (298)        (198)          77
       Inventory - Fuel and Materials and Supplies .................     (172)          10          (44)
       Prepayments .................................................       27            4           (8)
       Accounts Payable ............................................      294           68           15
       Other Current Assets and Liabilities ........................       39           25           26
    Other ..........................................................      (30)          87           80
                                                                        -----      -------      -------
       Net Cash Provided By Operating Activities ...................      893        1,150        1,581
                                                                        -----      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
      excluding Capitalized Interest and AFDC ......................     (401)        (479)        (535)
  Contribution to Decommissioning Funds and Other Special Funds ....       --          (70)        (115)
  Other ............................................................      (15)         (34)         (35)
                                                                        -----      -------      -------
       Net Cash Used In Investing Activities .......................     (416)        (583)        (685)
                                                                        -----      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt ....................................       68          625         (256)
  Issuance of Long-Term Debt .......................................      590           --          250
  Redemption/Purchase of Long-Term Debt ............................     (622)        (423)        (350)
  Cash Dividends Paid on Common Stock ..............................     (638)        (629)        (503)
  Other ............................................................       (9)          (9)         (12)
                                                                        -----      -------      -------
       Net Cash Used In Financing Activities .......................     (611)        (436)        (871)
                                                                        -----      -------      -------
Net Change In Cash And Cash Equivalents ............................     (134)         131           25
Cash And Cash Equivalents At Beginning Of Period ...................      173           42           17
                                                                        -----      -------      -------
Cash And Cash Equivalents At End Of Period .........................    $  39      $   173      $    42
                                                                        =====      =======      =======

Income Taxes Paid ..................................................    $ 593      $   537      $   410
Interest Paid ......................................................    $ 406      $   409      $   386

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                              (MILLIONS OF DOLLARS)


                                                                                                 ACCUMULATED
                                                                    CONTRIBUTED                    OTHER
                                                          COMMON    CAPITAL FROM    RETAINED    COMPREHENSIVE     BASIS
                                                          STOCK         PSEG        EARNINGS        LOSS        ADJUSTMENT   TOTAL
                                                          ------    ------------    --------    -------------   ----------  --------
Balance as of January 1, 1998 ........................    $2,563        $594        $ 1,296         $--           $ --      $ 4,453
    Net Income .......................................        --          --            602          --             --          602
    Other Comprehensive Income (Loss), net of tax:
    Pension Adjustment, net of tax of $(2) ...........        --          --             --          (3)            --           (3)
                                                                                                                            -------
        Other Comprehensive Income (Loss) ............        --          --             --          --             --           (3)
                                                                                                                            -------
    Comprehensive Income .............................        --          --             --          --             --          599
                                                                                                                            -------
    Cash Dividends on Common Stock ...................        --          --           (503)         --             --         (503)
    Cash Dividends on Preferred Stock ................        --          --             (9)         --             --           (9)
                                                          ------        ----        -------         ---           ----      -------
Balance as of December 31, 1998 ......................     2,563         594          1,386          (3)            --        4,540
                                                          ------        ----        -------         ---           ----      -------
    Net Income (Loss) ................................        --          --           (151)         --             --         (151)
        Other Comprehensive Income (Loss) ............        --          --             --          --             --           --
                                                                                                                            -------
    Comprehensive Income (Loss) ......................        --          --             --          --             --         (151)
                                                                                                                            -------
    Cash Dividends on Common Stock ...................        --          --           (629)         --             --         (629)
    Cash Dividends on Preferred Stock ................        --          --             (9)         --             --           (9)
                                                          ------        ----        -------         ---           ----      -------
Balance as of December 31, 1999 ......................     2,563         594            597          (3)            --        3,751
                                                          ------        ----        -------         ---           ----      -------
    Net Income (Loss) ................................        --          --            587          --             --          587
        Other Comprehensive Income (Loss) ............        --          --             --          --             --           --
                                                                                                                            -------
    Comprehensive Income (Loss) ......................        --          --             --          --             --          587
                                                                                                                            -------
    Cash Dividends on Common Stock ...................        --          --           (800)         --             --         (800)
    Cash Dividends on Preferred Stock ................        --          --             (9)         --             --           (9)
    Basis Adjustment .................................        --          --             --          --            986          986
                                                          ------        ----        -------         ---           ----      -------
Balance as of December 31, 2000 ......................    $2,563        $594        $   375         $(3)          $986      $ 4,515
                                                          ======        ====        =======         ===           ====      =======

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     PSEG has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services).

     PSE&G is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to own and operate its transmission and distribution business.

     Power and its subsidiaries were formed in 1999 to acquire, own and operate the electric generation-related assets of PSE&G pursuant to the Final Decision and Order (Final Order) issued by the New Jersey Board of Public Utilities (BPU) under the New Jersey Energy Master Plan Proceedings. Through its subsidiaries, Power provides the energy and capacity to PSE&G under certain contracts and markets electricity, natural gas, capacity and ancillary services throughout the Eastern United States. Power has three principal direct wholly-owned subsidiaries: PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T). Power also has a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for Power's other subsidiaries.

     Energy Holdings is the parent of three energy-related lines of business through its wholly-owned subsidiaries: PSEG Global Inc. (Global), PSEG Resources Inc. (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital) and is also the parent of Enterprise Group Development Corporation (EGDC).

     Services provides management and administrative services to PSEG and its subsidiaries.

BASIS OF PRESENTATION

     Effective August 1, 2000, PSE&G's presentation of Electric Revenues and Electric Energy Costs in the Consolidated Statements of Income has changed due to PSE&G's transfer of its electric generating facilities to Power and wholesale power contracts to ER&T. Effective with the transfer, PSE&G pays a fixed price for energy and capacity provided by Power under a contract to meet PSE&G's basic generation service (BGS) obligation through July 31, 2002 and charges such costs to its BGS customers. As a result, PSE&G transferred its market risk related to its estimated electric commitments to Power.

     Effective August 1, 1999, the presentation of revenues in the Consolidated Statements of Income had changed due to the deregulation of the electric generation business by the BPU in its Energy Master Plan Proceedings. Effective with that date, electric rates charged to customers have been unbundled and the generation, transmission, distribution and other components of the total rate have become separate charges. Revenues earned prior to August 1, 1999 continue to be presented as Bundled Electric Revenues on the Consolidated Statements of Income as they were earned based upon bundled electric rates effective for that period.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REGULATION

     PSE&G maintains its accounts for its regulated operations in accordance with their prescribed Uniform Systems of Accounts. The application of Generally Accepted Accounting Principles (GAAP) by PSE&G differs in certain respects from applications by non-regulated businesses. PSE&G prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs and recoveries, which will be amortized over various future periods. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or PSE&G's competitive position, the associated regulatory asset or liability is charged or credited to income. PSE&G's transmission and distribution business continues to meet the requirements for application of SFAS 71.

     CONSOLIDATION

     The consolidated financial statements include the accounts of PSEG and its subsidiaries. PSEG and its subsidiaries consolidate those entities in which they have a controlling interest. Those entities in which PSEG and its subsidiaries do not have a controlling interest are being accounted for under the equity method of accounting. For investments in which significant influence does not exist, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation.

     RECLASSIFICATIONS

     Certain reclassifications of prior period data have been made to conform with the current presentation.

     UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE

     Bond issuance costs and associated premiums and discounts are generally amortized over the life of the debt issuance. In accordance with Federal Energy Regulatory Commission (FERC) regulations, PSE&G's costs to reacquire debt are amortized over the remaining original life of the retired debt. When refinancing debt, the unamortized portion of the original debt issuance costs of the debt being retired must be amortized over the life of the replacement debt. Gains and losses on reacquired debt associated with PSE&G's regulated operations will continue to be deferred and amortized to interest expense over the period approved for ratemaking purposes. For PSEG's non-utility subsidiaries, gains and losses on reacquired debt are reflected in the statement of operations as incurred.

     PLANT, PROPERTY AND EQUIPMENT

     PSE&G's additions to plant, property and equipment and replacements of units of property that are either retirement units or property record units are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to appropriate expense accounts. At the time units of depreciable property are retired or otherwise disposed, the original cost less net salvage value is charged to accumulated depreciation.

     PSEG's non-utility subsidiaries only capitalize costs which increase the capacity or extend the life of an existing asset, represent a newly acquired or constructed asset or represent the replacement of a retired asset.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

     DEPRECIATION AND AMORTIZATION

     PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU. The depreciation rate stated in a percentage of original cost of depreciable property was 3.52% for 2000, 1999 and 1998. PSE&G has certain regulatory assets and liabilities resulting from the use of a level of depreciation expense in the ratemaking process that differs from the amount that is recorded under GAAP for non-regulated companies.

     PSEG's non-utility subsidiaries calculate depreciation under the straight-line method using asset lives determined under GAAP.

     Nuclear fuel burnup costs are charged to fuel expense on a units-of-production basis over the estimated life of the fuel. Rates for the recovery of fuel used at all nuclear units include a provision of one mil per kilowatt-hour (kWh) of nuclear generation for spent fuel disposal costs.

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

     ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFDC) AND INTEREST CAPITALIZED DURING CONSTRUCTION (IDC)

     AFDC represents the cost of debt and equity funds used to finance the construction of utility facilities. The amount of AFDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges for the borrowed funds component and as other income for the equity funds component. The rates used for calculating AFDC in 2000, 1999 and 1998 were 6.45%, 5.29% and 6.06%, respectively.

     IDC represents the cost of debt used to finance the construction of non-utility facilities. The amount of IDC capitalized is reported in the Consolidated Statements of Income as a reduction of interest charges. The weighted average rate used for calculating IDC in 2000 was 9.98%.

     REVENUES AND FUEL COSTS

     Revenues are recorded based on services rendered to customers during each accounting period. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period.

     Prior to August 1, 1999, fuel revenue and expense flowed through the Electric Levelized Energy Adjustment Clause (LEAC) mechanism. Variances in fuel revenues and expenses were subject to deferral accounting and had no direct effect on earnings. Under the LEAC and the Levelized Gas Adjustment Clause
(LGAC), any LEAC and LGAC underrecoveries or overrecoveries, together with interest (in the case of net overrecoveries), are deferred and included in operations in the period in which they are reflected in rates. Pursuant to a BPU Order, the fuel component of the LEAC rate was frozen for 1997 and 1998 and PSE&G bore all risks associated with fuel prices. Following the transfer of generation-related assets and liabilities in August 2000, Power now bears the full risks and rewards of changes in nuclear and fossil generating fuel costs and replacement power costs.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

     MATERIALS AND SUPPLIES AND NUCLEAR FUEL

     PSE&G's materials and supplies are carried on the books at cost in accordance with rate based regulation. The carrying value of the materials and supplies and nuclear fuel for PSEG's non-utility subsidiaries is valued at lower of cost or market.

     COMMODITY CONTRACTS

     PSE&G and Power engage in electricity and natural gas commodity forwards, futures, swaps and options purchases and sales with counterparties to manage exposure to electricity and natural gas price risk. Certain contracts, in conjunction with owned electric generating capacity, are designed to provide for estimated electric customer commitments. Similarly, PSE&G uses natural gas futures and swaps to manage the price risk associated with gas supply to customers.

     Power also enters into forwards, futures, swaps and options that are not used to manage price risk exposure for commitments to customers. Effective January 1, 1999, PSEG and PSE&G adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 requires that energy trading contracts not utilized to hedge price risk be marked to market with gains and losses included in current earnings.

     FINANCIAL INSTRUMENTS

     Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets and liabilities and are ultimately recognized in income when the related asset or liability is realized or settled. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are also deferred and recognized in income when the hedged transaction occurs.

     EQUITY INVESTMENTS

     Resources carries its investments in equity securities at their approximate fair market values as of the reporting date.

     FOREIGN CURRENCY TRANSLATION/TRANSACTIONS

     The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

     Transaction gains and losses that arise from exchange rate fluctuations on normal operating transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

     INCOME TAXES

     PSEG and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated to PSEG's subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits were deferred in prior years and are being amortized over the useful lives of the related property, including nuclear fuel. For discussion of state energy tax reform and its impact on New Jersey Gross Receipts and Franchise Taxes (NJGRT), see Note 12. Income Taxes.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

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

     IMPAIRMENT OF LONG-LIVED ASSETS

     PSEG and its unregulated subsidiaries review for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon deregulation, PSE&G evaluated the recoverability of its assets and recorded an extraordinary, non-cash charge to earnings. For the impact of the application of SFAS 121, see Note 2. Regulatory Issues and Accounting Impacts of Deregulation.

NOTE 2.  REGULATORY ISSUES AND ACCOUNTING IMPACTS OF DEREGULATION

NEW JERSEY ENERGY MASTER PLAN PROCEEDINGS AND RELATED ORDERS

     Following the enactment of the Energy Competition Act, the BPU rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings providing, among other things, for the transfer to an affiliate of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC). Following the issuance of the Final Order, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

     The Energy Competition Act and the related BPU proceedings including the Final Order, referred to as the Energy Master Plan Proceedings, opened the New Jersey energy markets to competition by allowing all New Jersey retail electric customers to, among other things, select their electric supplier commencing August 1, 1999 and all New Jersey retail gas customers to select their gas supplier commencing January 1, 2000.

     In October and November 1999, two appeals of certain provisions of the Final Order and two appeals of certain provisions of the related Finance Order were filed in the Appellate Division of the New Jersey Superior Court (Appellate Division) on behalf of several customers and the New Jersey Office of the Ratepayer Advocate (Ratepayer Advocate). In a decision issued on April 13, 2000, a three-judge Appellate Division panel unanimously affirmed the Final Order and Finance Order. Thereafter, the appellants filed a Petition requesting Certification and a Notice of Appeal with the New Jersey Supreme Court seeking review of the Appellate Division decision. On July 14, 2000, the Court granted Certification with respect to both matters. On December 6, 2000, the New Jersey Supreme Court affirmed the Appellate Division's decision.

     As a result of this appellate review, PSE&G's securitization transaction was delayed until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC) which would have reduced the MTC. In order to recognize the recovery of the allowed unsecuritized stranded costs over the transition period, PSEG has recorded a charge to net income of $88 million, pre-tax, or $52 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs from August 1, 1999 through September 30, 2000. Any such collections in excess of the allowed unsecuritized stranded

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

costs at the end of the transition period will be credited to the Societal Benefits Clause (SBC) as required by the Final Order.

     On January 31, 2001, $2.525 billion of transition bonds were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years. PSE&G also received payment from Power on its $2.786 billion promissory note used to finance the transfer of its generation business to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short term investments. These funds will also be used for the further debt and/or equity reduction of PSE&G in 2001 including payment of maturing and certain redeemable securities.

ASSET TRANSFER TO POWER

     PSE&G, pursuant to the Final Order, transferred its electric generating facilities and wholesale power contracts to Power and its subsidiaries on August 21, 2000 in exchange for a promissory note in an amount equal to the purchase price.

     The generating assets were transferred at the price specified in the BPU order - $2.443 billion plus $343 million for other generating related assets and liabilities. Because the transfer was between affiliates, PSE&G and Power recorded the sale at the net book value of the assets and liabilities rather than the transfer price. The difference between the total transfer price and the net book value of the generation-related assets and liabilities was recorded as an equity adjustment on PSE&G's and Power's Consolidated Balance Sheets. These amounts are eliminated on PSEG's consolidated financial statements. Power settled the promissory note on January 31, 2001, with funds provided from PSEG equity and loans.

EXTRAORDINARY CHARGE AND OTHER ACCOUNTING IMPACTS OF DEREGULATION

     In April 1999, PSE&G determined that SFAS 71 was no longer applicable to the electric generation portion of its business in accordance with the requirements of Emerging Issues Task Force Issue 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF 97-4). Accordingly, PSE&G recorded an extraordinary charge to earnings of $804 million (after tax), consisting primarily of the write-down of PSE&G's nuclear and fossil generating stations in accordance with SFAS 121. As a result of this impairment analysis, the net book value of the generating stations was reduced by approximately $5.0 billion (pre-tax) or $3.1 billion (net of tax). This amount was offset by the creation of a $4.057 billion (pre-tax), or $2.4 billion (net of tax) regulatory asset, as provided for in the Final Order and Finance Order.

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

     In accordance with the Final Order, PSE&G also reclassified a $569 million excess depreciation reserve related to PSE&G's electric distribution assets from Accumulated Depreciation to a Regulatory Liability. Such amount is being amortized in accordance with the terms of the Final Order over the period from January 1, 2000 to July 31, 2003.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE 3. REGULATORY ASSETS AND LIABILITIES

     At December 31, 2000 and December 31, 1999, respectively, PSEG and PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                          DECEMBER 31,
                                                   --------------------------
                                                      2000          1999
                                                   ------------   -----------
                                                     (MILLIONS OF DOLLARS)

REGULATORY ASSETS
Regulatory Asset--Stranded Costs ................     $4,057     $4,057
SFAS 109 Income Taxes ...........................        285        286
OPEB Costs ......................................        232        237
Regulatory Asset--Societal Benefits Charges (SBC)        135        130
Demand Side Management Costs ....................       --            7
Environmental Costs .............................         13        106
Unamortized Loss on Reacquired Debt
  and Debt Expense ..............................        104        117
Regulatory Asset--NTC ...........................          7       --
Other ...........................................        162        113
                                                      ------     ------
     Total Regulatory Assets ....................     $4,995     $5,053
                                                      ======     ======
REGULATORY LIABILITIES

Regulatory Liability--Excess Depreciation Reserve     $  444     $  569
Regulatory Liability--NTC .......................       --           20
Overrecovered Gas Costs .........................         26         15
                                                      ------     ------
     Total Regulatory Liabilities ...............     $  470     $  604
                                                      ======     ======

     REGULATORY ASSET -- STRANDED COSTS: This regulatory asset reflects the securitization transition charge which was authorized by the Final Order.

     SFAS 109 INCOME TAXES: This amount represents the regulatory asset related to the recognition of deferred income taxes arising from the implementation of SFAS 109, "Accounting for Income Taxes" (SFAS 109).

     OPEB COSTS: Includes costs associated with adoption of SFAS 106 which were deferred in accordance with EITF Issue 92-12. Beginning January 1, 1998, PSE&G commenced the amortization of the regulatory asset over 15 years. See Note 13. Pension, Other Postretirement Benefit and Savings Plans for additional information.

     REGULATORY ASSET -- SBC: The SBC includes costs related to PSE&G's electric transmission and distribution business as follows: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs 4) manufactured gas plant remediation; 5) consumer education; and 6) MTC overrecovery.

     DEMAND SIDE MANAGEMENT COSTS: Relates to PSE&G's gas distribution costs and recoveries of DSM/conservation costs (related to BPU-approved programs) are determined by the BPU. As of December 31, 2000, these costs are included in the SBC balance.

     ENVIRONMENTAL COSTS: Represents environmental investigation and remediation costs which are probable of recovery in future rates.

     UNAMORTIZED LOSS ON REACQUIRED DEBT AND DEBT EXPENSE: Represents bond issuance costs, premiums, discounts and losses on reacquired long-term debt.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

     REGULATORY ASSET/LIABILITY -- NON-UTILITY GENERATION MARKET TRANSITION CHARGe (NTC): This clause was established to account for above market costs related to non-utility generation contracts. The charge for the stranded NTC recovery was initially set at $183 million annually. Any Non-utility Generator
(NUG) contract costs and/or buyouts are charged to the NTC. Proceeds from the sale of the energy and capacity purchased under these NUG contracts are also be credited to this account.

     OTHER: Includes Decontamination and Decommissioning Costs, Plant and Regulatory Study Costs, Repair Allowance Tax Deficiencies and Interest, Property Abandonments and Oil and Gas Property Write-Down.

     REGULATORY LIABILITY -- EXCESS DEPRECIATION RESERVE: As required by the BPU, PSE&G reduced its depreciation reserve for its electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. In 2000, $125 million was amortized. In 2001, 2002 and 2003, $125 million, $135 million and $184 million will be amortized, respectively.

NOTE 4. LONG-TERM INVESTMENTS

     Long-Term Investments are primarily those of Energy Holdings.

                                             DECEMBER 31,
                                         --------------------
                                           2000      1999
                                         --------   ---------
                                         (MILLIONS OF DOLLARS)

Leveraged Leases .....................     $2,253     $1,759
   Partnerships:
     General Partnerships ............         46         60
     Limited Partnerships ............        479        437
                                           ------     ------
                                           ------     ------
           Total .....................        525        497
                                           ------     ------
                                           ------     ------

Corporate Joint Ventures .............      1,584      1,427
Securities ...........................          6         14
Other Investments ....................        177        151
                                           ------     ------
           Total Long-Term Investments     $4,545     $3,848
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

     Other Investments relate primarily to Energy Technologies' investment in DSM projects and had balances of approximately $56 million and $65 million at December 31, 2000 and 1999, respectively.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

NOTE 5. LEASING ACTIVITIES

AS LESSOR

     Resources' net investment in leveraged leases is comprised of the following elements:

                                                    DECEMBER 31,
                                            ------------------------
                                                2000        1999
                                            -----------    ---------
                                             (MILLIONS OF DOLLARS)

Lease rents receivable ...................     $ 3,175      $ 2,643
Estimated residual value .................       1,046          660
                                               -------      -------
                                                 4,221        3,303
Unearned and deferred income .............      (1,962)      (1,538)
Valuation Allowances .....................          (6)          (6)
                                               -------      -------
     Total investments in leveraged leases       2,253        1,759
Deferred taxes ...........................      (1,031)        (844)
                                               -------      -------
     Net investments .....................     $ 1,222      $   915
                                               =======      =======

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE 6. SCHEDULE OF CONSOLIDATED CAPITAL STOCK AND OTHER SECURITIES

                                                                        CURRENT
                                                                      REDEMPTION
                                                       OUTSTANDING       PRICE       DECEMBER 31,    DECEMBER 31,
                                                          SHARES       PER SHARE         2000            1999
                                                       -------------  ------------   --------------  --------------
                                                                                         (MILLIONS OF DOLLARS)
PSEG Common Stock (no par) (A)
Authorized 500,000,000 shares; issued and outstanding
at December 31, 2000, 207,971,318 shares and at
December 31, 1999, 216,417,218 shares .................                              $2,709           $3,007
PSEG Preferred Securities (B)
   PSEG  Quarterly Guaranteed Preferred Beneficial
     Interest in PSEG's Subordinated Debentures
     (D) (E) (G)
     7.44% ............................................    9,000,000      --          $ 225           $  225
     Floating Rate ....................................      150,000      --            150              150
     7.25% ............................................    6,000,000      --            150              150
                                                                                      -----           ------
     Total Quarterly  Guaranteed  Preferred  Beneficial
     Interest in PSEG's Subordinated Debentures .......                               $ 525           $  525
                                                                                      =====           ======
PSE&G Preferred Securities
PSE&G Cumulative Preferred Stock (C) without
Mandatory Redemption (D) (E) $100
par value series
     4.08% ............................................      146,221       103.00     $  15           $   15
     4.18% ............................................      116,958       103.00        12               12
     4.30% ............................................      149,478       102.75        15               15
     5.05% ............................................      104,002       103.00        10               10
     5.28% ............................................      117,864       103.00        12               12
     6.92% ............................................      160,711          --         16               16
   $25 par value series
     6.75% ............................................      600,000        25.00        15               15
                                                                                      -----           ------
   Total Preferred Stock without Mandatory Redemption..                               $  95           $   95
                                                                                      =====           ======
     With Mandatory Redemption (D) (E) $100
     par value series
     5.97% ............................................      750,000       101.80     $  75           $   75
                                                                                      -----           ------
   Total Preferred Stock with Mandatory Redemption ....                               $  75           $   75
                                                                                      =====           ======
   PSE&G Monthly Guaranteed Preferred Beneficial
     Interest in PSE&G's Subordinated Debentures
     (D) (E) (F)
     9.375% ...........................................    6,000,000        25.00     $ 150          $  150
     8.00% ............................................    2,400,000        25.00        60              60
                                                                                      -----          ------
     Total  Monthly  Guaranteed .......................
         Preferred  Beneficial Interest in PSE&G's
         Subordinated Debentures ......................                               $ 210          $  210
                                                                                      =====          ======
   PSE&G  Quarterly Guaranteed  Preferred  Beneficial
     Interest in PSE&G's Subordinated Debenture
     (D) (E) (F)
     8.625% ...........................................    8,320,000      --          $ 208          $  208
     8.125% ...........................................    3,800,000      --             95              95
                                                                                      -----          ------
     Total Quarterly  Guaranteed  Preferred  Beneficial
       Interest in PSE&G's Subordinated Debentures ....                               $ 303          $  303
                                                                                      =====          ======

(A) The Board of Directors of PSEG authorized the repurchase of up to 30 million shares of its common stock in the open market. At December 31, 2000, PSEG had repurchased approximately 24.2 million shares of common stock at a cost of approximately $905 million. The repurchased shares have been held as treasury stock or used for other corporate purposes.

     Total authorized and unissued shares include 7,302,488 shares of common stock reserved for issuance through PSEG's Dividend Reinvestment and Stock Purchase Plan and various employee benefit plans. In 2000 and 1999, no shares of common stock were issued or sold through these plans.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(B) PSEG has authorized a class of 50,000,000 shares of Preferred Stock without par value, none of which is outstanding.

(C) At December 31, 2000, there were aggregates of 5,954,766 shares of $100 par value and 9,400,000 shares of $25 par value Cumulative Preferred Stock which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption. If dividends upon any shares of Preferred Stock are in arrears in an amount equal to the annual dividend thereon, voting rights for the election of a majority of PSE&G's Board of Directors become operative and continue until all accumulated and unpaid dividends thereon have been paid, whereupon all such voting rights cease, subject to being revived from time to time.

(D) At December 31, 2000 and 1999, the annual dividend requirement of PSEG's Trust Preferred Securities (Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures) and their embedded costs were $38,433,000 and 4.91%, respectively.

     At December 31, 2000 and 1999, the annual dividend requirement and embedded dividend rate for PSE&G's Preferred Stock without mandatory redemption was $10,886,758 and 5.18%, respectively, and for PSE&G's Preferred Stock with mandatory redemption was $4,477,500 and 6.02%, respectively.

     At December 31, 2000 and 1999, the annual dividend requirement and embedded cost of the Monthly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) were $18,862,500 and 5.50%, respectively.

     At December 31, 2000 and 1999, the annual dividend requirement of the Quarterly Income Preferred Securities (Guaranteed Preferred Beneficial Interest in PSE&G's Subordinated Debentures) and their embedded costs were $25,658,750 and 5.18%, respectively.

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

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. SCHEDULE OF CONSOLIDATED DEBT


LONG-TERM                                                                        DECEMBER 31,
                                                                         -----------------------------
INTEREST RATES                                           MATURITY           2000             1999
--------------                                           -------------   ------------     ------------
                                                                         (MILLIONS OF DOLLARS)
PSEG
Extendible Notes (A)
        LIBOR plus 0.22% - 0.60%                         2000........      $   --             $  275
        LIBOR plus 0.40%                                 2001........         300                300
 Floating Rate Notes-LIBOR plus 0.875%                   2002........         275                 --
                                                                           ------             -------
     Principal Amount Outstanding (C)................................         575                575
Amounts Due Within One Year (D)......................................        (300)              (275)
                                                                           ------             ------
     Total Long-Term Debt of PSEG (H)................................      $  275             $  300
                                                                           ======             ======
PSE&G
First and Refunding Mortgage Bonds (B)
6.00%-7.625%                                             2000........      $   --                623
7.19%-7.875%                                             2001........         100                100
6.125%-7.19%                                             2002........         258                257
6.875%-8.875%                                            2003........         300                300
6.50%                                                    2004........         286                286
9.125%                                                   2005........         125                125
6.25%-6.50%                                              2006-2007...         260                260
Variable                                                 2008-2012...          66                 66
6.75%-7.375%                                             2013-2017...         330                330
6.45%-9.25%                                              2018-2022...         139                139
Variable                                                 2018-2022...          14                 14
5.20%-7.50%                                              2023-2027...         434                434
5.45%-6.55%                                              2028-2032...         499                499
Variable                                                 2028-2032...          25                 25
5.00%-8.00%                                              2033-2037...         160                160
Medium-Term Notes
7.19%                                                    2002........         290                --
8.10%-8.16%                                              2008-2012...          60                 60
7.04%                                                    2018-2022...           9                  9
7.15%-7.18%                                              2023-2027...          39                 39
                                                                           ------             ------
   Total First and Refunding Mortgage Bonds..........................       3,394              3,726
                                                                           ------             ------
Unsecured Bonds-7.43%                                    2002........         300                --
Unsecured Bonds-Variable                                 2027........          19                 19
                                                                           ------             ------
   Total Unsecured Bonds.............................................         319                 19
                                                                           ------             ------
Principal Amount Outstanding (C).....................................       3,713              3,745
Amounts Due Within One Year (D)......................................        (100)              (623)
Net Unamortized Discount.............................................         (23)               (23)
                                                                           ------             ------
   Total Long-Term Debt of PSE&G (E).................................      $3,590             $3,099
                                                                           ======             ======

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                           MATURITY         2000              1999
                                                         -------------   ------------     --------------
                                                                             (MILLIONS OF DOLLARS)

ENERGY HOLDINGS
Senior Notes
9.125%                                                    2004.......           300                 --
10.00%                                                    2009.......           400                400
                                                                             ------             ------
Principal Amount Outstanding (C)....................................            700                400
Net Unamortized Discount............................................             (5)                (4)
                                                                             ------             ------
                                                                                695                396
                                                                             ------             ------
PSEG CAPITAL
Medium-Term Notes

6.54%                                                    2000........            --                 78
6.73% - 6.74%                                            2001........           170                170
6.80%-7.72%                                              2002........           228                130
6.25%                                                    2003........           252                252
                                                                             ------             ------
Principal Amount Outstanding (C).....................................           650                630
Amounts Due Within One Year (D)......................................          (170)               (78)
Net Unamortized Discount.............................................            (1)                (2)
                                                                             ------             ------
     Total Long-term Debt of PSEG Capital............................           479                550
                                                                             ------             ------
GLOBAL
Non-recourse Debt (G)
11.08% - Bank Loan                                      2000.........            --                 67
13.73% - Bank Loan                                      2000-2002....            --                 90
10.010% and 9.04%, respectively - Bank Loan             2001.........            85                 85
10.385% and 9.42%, respectively - Bank Loan             2001-2004....            75                 75
6.64% - Bank Loan                                       2002-2009....           126                 --
9.95% - Bank Loan                                       2004-2019....            34                 --
14.00% - Minority Shareholder Loan                      2027.........            10                 10
                                                                             ------             ------
Principal Amount Outstanding (C).....................................           330                327
Amounts Due Within One Year (D)......................................           (96)               (97)
                                                                             ------             ------
     Total Long-term Debt of Global..................................           234                230
                                                                             ------             ------
RESOURCES
8.6%-Bank Loan                                          2000-2019....            24                 --
                                                                             ------             ------
Principal Amount Outstanding (C)....................                             24                 --
Amounts Due In One Year (D)..........................                            (1)                --
                                                                             ------             ------
     Total Long-term Debt of Resources...............                            23                 --
                                                                             ------             ------
ENERGY TECHNOLOGIES
2.90% - 11.65% Other Loans                              2001-2009....             1                 --
                                                                             ------             ------
     Total Long-term Debt of Energy Technologies.....................             1                 --
                                                                             ------             ------
                Total Long-term Debt of Energy Holdings..............         1,432             1,176
                                                                             ======            ======
          Consolidated Long-term Debt................................        $5,297            $4,575
                                                                             ======            ======

(A) In June 1999, PSEG issued $300 million of Extendible Notes, Series C, due June 15, 2001. At December 31, 2000, the interest rate on Series C was 6.955%. In November 2000, PSEG issued $275 million of Floating Rate Notes due May 21, 2002 with an interest rate is at three-month LIBOR, plus 0.875%.

(B) PSE&G's First and Refunding Mortgage (Mortgage), securing the Bonds, constitutes a direct first mortgage lien on substantially all of PSE&G's property and franchises.

(C) For information concerning fair value of financial instruments, see Note 8. Financial Instruments and Risk Management.

(D) The aggregate principal amounts of mandatory requirements for sinking funds and maturities for each of the five years following December 31, 2000 are as follows:

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                ----------------------------------------------------------------------------------------
                                           ENERGY          PSEG
    YEAR         PSEG         PSE&G       HOLDINGS       CAPITAL        GLOBAL     RESOURCES      TOTAL
  ----------    --------     ---------    ----------     ---------     --------    ---------    --------
  2001.....       300           100           --           170            96           1            667
  2002.....       275           848           --           228            28           1          1,380
  2003.....        --           300           --           252            42           1            595
  2004.....        --           286          300            --            35           1            622
  2005.....        --           125           --            --            18           1            144
                  ---         -----          ---           ---           ---          --          -----
                  575         1,659          300           650           219           5          3,408
                  ===         =====          ===           ===           ===          ==          =====

(E) At December 31, 2000 and 1999, PSE&G's annual interest requirement on long-term debt was $256 million and $254 million, of which $233 million and $246 million, respectively, was the requirement for Mortgage Bonds. The embedded interest cost on long-term debt on such dates was 7.30% and 7.34%, respectively. The embedded interest cost on long-term debt due within one year at December 31, 2000 was 8.37%.

(F) PSEG Capital has provided up to $750 million debt financing for Energy Holdings' businesses, except Energy Technologies, on the basis of a net worth maintenance agreement with PSEG. Since 1995, PSEG Capital has limited its borrowings to no more than $650 million.

(G) Global's projects are generally financed with non-recourse debt at the project level, with the balance in the form of equity investments by the sponsors in the project. The non-recourse debt shown in the above table is that of consolidated subsidiaries which have equity investments in distribution facilities in Argentina, Chile and Peru and generation facilities under construction in Poland and Tunisia. Global's capital at risk on the projects is limited to its original equity investment.

(H) At December 31, 2000 and 1999, PSEG's annual interest requirement on long-term debt was $440 million and $409 million, of which $233 million and $246 million, respectively, was the requirement for Mortgage Bonds. The embedded interest cost on long-term debt on such dates was 7.66% and 7.59%, respectively.

SHORT-TERM (COMMERCIAL PAPER AND BANK LOANS)

PSEG

     At December 31, 2000, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At December 31, 2000, there was a $150 million loan outstanding under this revolving credit facility. On September 8, 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At December 31, 2000, PSEG had $95 million outstanding under this line of credit. The weighted-average, short-term debt rate of PSEG was 7.3%, 6.7% and 5.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes and to provide funds for Power. On December 31, 2000, PSEG had commercial paper of $617 million outstanding.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2001 and a $280 million revolving credit facility expiring in March 2005. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of December 31, 2000 there were no borrowings outstanding under these facilities.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

PSE&G


                                                                                   2000          1999          1998
                                                                                -----------    ----------    ----------
                                                                                        (MILLIONS OF DOLLARS)

Principal amount outstanding at year end, primarily commercial paper.......       $1,543         $1,475         $850
Weighted average interest rate for short-term debt at year end.............         7.29%          6.56%        5.91%

     On December 7, 2000, PSE&G issued $300 million of Floating Rate Notes at 7.4275%, due December 7, 2002. The proceeds were used for general corporate purposes including the repayment of short-term debt.

     PSE&G has a $1.5 billion commercial paper program (Program). To provide liquidity for this Program, PSE&G has a $450 million revolving credit agreement expiring in June 2001, a $450 million credit facility expiring in June 2002 and a $400 million credit facility and a $200 million credit facility expiring in June 2001. These agreements provide for borrowings with maturities of up to one year. As of December 31, 2000 and 1999, PSE&G had $1.2 billion and $1.407 billion, respectively, outstanding under the Program, which amounts are included in the table above. As of December 31, 2000, there were no borrowings outstanding under the credit facilities.

     PSE&G has several uncommitted lines of credit with banks. On December 31, 2000, PSE&G had $1.543 billion of short-term debt outstanding, including $336 million borrowed against its uncommitted bank lines of credit and $1.2 billion of commercial paper.

     PSE&G Fuel Corporation had a $125 million commercial paper program to finance a 42.49% share of Peach Bottom nuclear fuel. As a result of the transfer of generation assets from PSE&G to Power, the PSE&G Fuel Corporation commercial paper program was discontinued and all commercial paper outstanding under this program was paid down on August 17, 2000.

POWER

     Power has various lines of credit extended by banks to support the issuance of letters of credit. As of December 31, 2000, letters of credit were issued in the amount of approximately $58 million.

ENERGY HOLDINGS


                                                                                  2000           1999           1998
                                                                              -------------    ----------    -----------
                                                                                       (MILLIONS OF DOLLARS)

Principal amount outstanding at year end...................................       $392          $351           $206
Weighted average interest rate for short-term debt at year end.............       7.76%         7.60%          6.46%

     Energy Holdings has two separate senior revolving credit facilities. These facilities are a $495 million, five year revolving credit and letter of credit facility and a $165 million, 364 day revolving credit facility. As of December 31, 2000, there was $392 million outstanding under these facilities.

     At December 31, 2000, Energy Holdings also had a $90 million short-term note payable related to an international investment.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     PSEG's operations result in exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at December 31, 2000 and December 31, 1999, respectively.


                                                                DECEMBER 31, 2000            DECEMBER 31, 1999
                                                             -------------------------   ---------------------------
                                                              CARRYING       FAIR         CARRYING         FAIR
                                                               AMOUNT        VALUE         AMOUNT          VALUE
                                                             ------------  -----------   ------------    -----------
                                                                             (MILLIONS OF DOLLARS)
Long-Term Debt (A):
     PSEG..................................................    $  575        $  575          $  575         $  574
     Energy Holdings.......................................     1,699         1,725           1,351          1,346
     PSE&G.................................................     3,690         3,453           3,722          3,658
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.................        75            60              75             67
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       210           212             210            200
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................       303           304             303            277
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures.....................       525           474             525            420

(A) Includes current maturities. At December 31, 2000 Energy Holdings and PSEG had interest rate swap agreements outstanding with notional amounts of $139 million and $150 million, respectively. At December 31, 1999 Energy Holdings and PSEG had interest rate swap agreements outstanding with notional amounts of $34 million and $150 million, respectively.

     Global has $160 million of project debt that is non-recourse to PSEG, Global and Energy Holdings associated with investments in Poland and Tunisia. Interest rate swaps were entered into which effectively converts $139 million of this $160 million floating rate obligation into a fixed rate obligation.

COMMODITY-RELATED INSTRUMENTS -- PSE&G AND POWER

     At December 31, 2000 and December 31, 1999, PSE&G and Power held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. Power uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At December 31, 2000, Power had outstanding commodity financial instruments with a notional contract quantity of 54.0 million mWh of electricity and PSE&G had outstanding commodity financial instruments with a notional contract quantity of 67.2 million MMBTU of natural gas. At December 31, 1999, PSE&G had outstanding commodity financial instruments with a notional contract quantity of
36.1 million mWh of electricity and 25.5

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     PSE&G's and Power's energy trading and related contracts have been marked to market and gains and losses from such contracts were included in earnings. PSE&G recorded $7 million of unrealized gains for the year ended December 31, 1999 and $42 million of unrealized gains in 2000 prior to the transfer of assets. Following the asset transfer, Power recorded $13 million of unrealized gains through December 31, 2000 related to these contracts.

COMMODITY-RELATED INSTRUMENTS -- ENERGY HOLDINGS

     In June 2000, Energy Technologies outsourced certain supply services under its retail gas service agreements. With this transaction, Energy Technologies has changed the manner in which it operates its energy and gas commodity business and at December 31, 2000 there were no electric or gas commodity financial instruments outstanding. Energy Holdings had recorded $1.7 million of gains in the year ended December 31, 2000 related to these instruments.

CREDIT RISK

     Credit risk relates to the risk of loss that PSEG would incur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimize PSEG's exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

EQUITY SECURITIES -- ENERGY HOLDINGS

     Resources has direct and indirect investments in equity securities. Resources carries its investments in equity securities at their approximate fair value. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at December 31, 2000 and 1999 were $115 million and $131 million, respectively. The decrease in fair value was primarily due to the lower valuation of various securities within Resources' portfolio. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $9 million at December 31, 2000 and $11 million at December 31, 1999.

FOREIGN CURRENCIES -- ENERGY HOLDINGS

     As of December 31, 2000, Global and Resources had international assets of approximately $1.8 billion and $1.2 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Germany, China and New Zealand with associated revenues denominated in U.S. dollars, and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Peru, Poland, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar, there is a corresponding change in Global's investment value in terms of the U.S. dollar. Such change is reflected as an increase or decrease in the investment value and other comprehensive income, a separate component of

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

stockholders' equity. Cumulatively through December 31, 2000, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholders' equity and Energy Holdings' total stockholder's equity by $203 million, $150 million of which was caused by the devaluation of the Brazilian Real as of December 31, 2000.

     Previously, Global had consolidated project debt totaling approximately $94.5 million associated with Global's 32% investment in a Brazilian distribution company that was non-recourse to Global, Energy Holdings and PSEG. The debt was denominated in the Brazilian Real and was indexed to a basket of currencies, including the U.S. dollar. The debt was refinanced in May 2000 with funds from Energy Holdings and a $190 million United States dollar denominated loan at the Brazilian distribution company, of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real. Therefore, its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the United States dollar. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement. Global entered into a $60 million currency collar which expired on December 29, 2000 to mitigate the potential loss caused by a significant devaluation of the functional currency against the U.S. dollar.

INTEREST RATES

     PSEG, PSE&G and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. Their policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of December 31, 2000, a hypothetical 10% change in market interest rates would result in a $31 million, $13 million and $6 million change in annual interest costs related to short-term and floating rate debt at PSEG, PSE&G and Energy Holdings, respectively.

     PSEG entered into an interest rate swap on June 26, 1998 to hedge Enterprise Capital Trust II's $150 million of Floating Rate Capital Securities, Series B, due 2028, which were issued in June 1998. The Floating Rate Capital Securities were issued at an annual rate equal to three-month LIBOR plus 1.22%, reset quarterly. Enterprise Capital Trust II is a special purpose statutory business trust controlled by PSEG. The basis for both the interest rate swap and the Floating Rate Capital Securities is the quarterly LIBOR. This interest rate swap hedges the underlying debt for 10 years at an effective rate of 7.2%. The fair value of the swap at December 31, 2000 was approximately $1 million.

     Global invested in development projects, to construct electric generation facilities in Tunisia and Poland. Such entities have entered into interest rate swaps to hedge up to $422 million of its construction loan agreements. The interest rate swaps effectively convert the existing floating rate debt into fixed rate borrowings. The notional amounts, interest rates and fair values as of December 31, 2000 are as follows:


                                                                 Poland                              Tunisia
                                                    ---------------------------------    --------------------------------
                                                        US $               PLN              US $               Euro
                                                       Tranche           Tranche          Tranche             Tranche
                                                    ---------------------------------------------------------------------
                                                                        (MILLIONS, WHERE APPLICABLE)
Notional Amount...................................       $18                $8               $52               $61
Pay Rate..........................................      8.4%              13.2%              6.9%              5.2%
Receive Rate......................................      LIBOR            WIBOR**            LIBOR            EURIBOR*
Fair Value........................................      ($26)             ($11)              ($3)              ($1)

*   EURIBOR-Euro Area Inter-Bank Offered Rate
**  WIBOR- Warsaw Inter-Bank Offered Rate

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NUCLEAR DECOMMISSIONING TRUST FUNDS

     Contributions made into the Nuclear Decommissioning Trust Funds are invested in debt and equity securities. These marketable debt and equity securities are recorded at $716 million which approximates their fair market value. Those securities have exposure to market price risk. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these securities amounts to $72 million. The ownership of the Nuclear Decommissioning Trust Funds were transferred to Nuclear with the transfer of the generation-related assets from PSE&G to Power.

NOTE 9. CASH AND CASH EQUIVALENTS

     The December 31, 2000 and 1999 balances consist primarily of working funds and highly liquid marketable securities (commercial paper and money market funds) with a maturity of three months or less.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

NUCLEAR INSURANCE COVERAGES AND ASSESSMENTS

     Power's insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:


                                                                                               POWER MAXIMUM
                 TYPE AND SOURCE OF COVERAGES                      TOTAL SITE COVERAGE          ASSESSMENTS
                 ----------------------------                      -------------------         -------------
                                                                             (MILLIONS OF DOLLARS)
Public and Nuclear Worker Liability (Primary Layer):
       American Nuclear Insurers..............................          $200.0   (A)                 $9.1
Nuclear Liability (Excess Layer):
       Price-Anderson Act.....................................         9,338.1   (B)                253.3
                                                                      --------------               ------
             Nuclear Liability Total..........................        $9,538.1   (C)               $262.4
                                                                      ==============               ======
Property Damage (Primary Layer):
       Nuclear Electric Insurance Limited (NEIL) Primary
(Salem/Hope Creek/Peach Bottom)...............................          $500.0                       $7.4
Property Damage (Excess Layers):
       NEIL II (Salem/Hope Creek/Peach Bottom)................         1,250.0                        5.5
             NEIL Blanket Excess
         (Salem/Hope Creek/Peach Bottom).....................          1,000.0  (D)                   0.9
                                                                      --------------               ------
       Property Damage Total (Per Site).......................        $2,750.0                      $13.8
                                                                      ==============               ======
Accidental Outage:
       NEIL I (Salem and Peach Bottom)........................          $210.0   (E)                 $4.3
       NEIL I (Hope Creek)....................................           465.5                       $2.3
                                                                      --------------               ------
             Replacement Power Total .........................          $675.5                       $6.6
                                                                      ==============               ======

(A) The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit, includes annual automatic reinstatement if the

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Industry Credit Rating Plan (ICRP) Reserve Fund exceeds $400 million, and has an assessment potential under former canceled policies.

(B) Retrospective premium program under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended. Nuclear is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of August 20, 1998. This retrospective program is in excess over the Public and Nuclear Worker Liability primary layers.

(C)  Limit of liability under the Price-Anderson Act for each nuclear incident.

(D) For property limits excess of $1.75 billion, Power participates in a Blanket Limit policy where the $1 billion limit is shared by Amergen, Exelon, and Power among the Clinton, Oyster Creek, TMI-1, Limerick, Peach Bottom, Salem and Hope Creek sites. This limit is not subject to reinstatement in the event of a loss. Participation in this program significantly reduces Power's premium and the associated potential assessment.

(E) Salem and Peach Bottom have an aggregate indemnity limit based on a weekly indemnity of $1.5 million for 52 weeks followed by 80% of the weekly indemnity for 110 weeks. Hope Creek has an aggregate indemnity limit based on a weekly indemnity of $3.3 million for 52 weeks followed by 80% of the weekly indemnity for 110 weeks.

     The Price-Anderson Act sets the "limit of liability" for claims that could arise from an incident involving any licensed nuclear facility in the nation. The "limit of liability" is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current "limit of liability" is $9.5 billion. All utilities owning a nuclear reactor, including Nuclear, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by the Price-Anderson Act. Under the Price-Anderson Act, each party with an ownership interest in a nuclear reactor can be assessed its share of $88.1 million per reactor per incident, payable at $10 million per reactor per incident per year. If the damages exceed the "limit of liability," the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue raising measures on the nuclear industry to pay claims. Nuclear's maximum aggregate assessment per incident is $253.3 million (based on Nuclear's ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $28.8 million. This does not include the $9.1 million that could be assessed under the nuclear worker policies.

     Further, a decision by the U.S. Supreme Court, not involving Nuclear, has held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.

     Power is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL). NEIL provides the primary property and decontamination liability insurance at Salem/Hope Creek and Peach Bottom. NEIL also provides excess property insurance through its decontamination liability, decommissioning liability, and excess property policy and replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in case of adverse loss experience. Power's maximum potential liabilities under these assessments are included in the table and notes above. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on a site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

PENDING ASSET PURCHASES

     In September 1999, Power signed an agreement to acquire all of Conectiv's interests in the Salem Nuclear Generating Station (Salem) and the Hope Creek Nuclear Generating Station (Hope Creek) and half of Conectiv's

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


interest in the Peach Bottom Atomic Power Station (Peach Bottom), totaling 544 MW for an aggregate purchase price of $15.4 million plus the net book value of nuclear fuel at closing. In December 2000, the sale to Power of the Delmarva Power & Light Company (DP&L) portion of Conectiv's interests in Salem (7.41%) and Peach Bottom (7.51%, split equally between Power and Exelon) was completed. On October 6, 2000, Power entered into Wholesale Transaction Confirmation letter agreements with Atlantic City Electric Company (ACE) under which Power obtains 298MW of generation capacity and output representing the portion of ACE's interest in Salem, Hope Creek and Peach Bottom to be acquired. Under this agreement, Power receives all revenue and pays all expenses associated with this 298MW of generating capacity and output through the date that the purchase transaction closes. Power has been advised by Conectiv that the Ratepayer Advocate, by letter to the BPU dated October 26, 2000, has objected to and challenged this financial transaction.

HAZARDOUS WASTE

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSEG does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

PSE&G MANUFACTURED GAS PLANT REMEDIATION PROGRAM

     PSE&G is currently working with NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former manufactured gas plant sites. To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that at least $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The costs for this remediation effort are recovered through the SBC.

     Net of recoveries, costs incurred through December 31, 2000 for the Remediation Program amounted to $125 million. In addition, at December 31, 2000, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot be reasonably estimated.

PASSAIC RIVER SITE

     The EPA has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," comprised of four former manufactured gas plants (MGP), one operating electric generating station and one former generating station. Costs to clean up former MGPs are recoverable from utility customers under the SBC. The operating station has been transferred to Power, which is responsible for its clean up. PSE&G and Power cannot predict what action, if any, the EPA or any third party may take against PSE&G and Power with respect to these matters, or in such event, what costs PSE&G and Power may incur to address any such claims. However, such costs may be material.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



PREVENTION OF SIGNIFICANT DETERIORATION (PSD)/NEW SOURCE REVIEW

     The EPA and NJDEP issued a demand to PSE&G in March 2000 under section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable PSD/New Source Review regulations. As a result of the transfer of the generating assets by PSE&G to Power, and the related Assignment and Assumption Agreement, the responsibility for these environmental requirements rests with Power. Power completed its response to the section 114 information request in November 2000. Based upon the information provided to the EPA it is likely that the EPA will seek to enforce the requirements of the New Source Review program at Hudson 2 and Mercer 1 and 2. Power is currently in discussions with the EPA and NJDEP to resolve the matter. However, it is uncertain whether these discussions will be successful and capital costs of compliance could approximate $300 million. These costs are not currently included in Power's business plans.

     Subsequent to December 31, 2000, the EPA indicated that it is considering enforcement action against Power under its PSD rules relating to the construction that is currently in progress for Bergen 2, scheduled for operations in 2002. The EPA maintains that PSD requirements are applicable to Bergen 2, thereby requiring Power to obtain a permit prior to the commencement of construction. To obtain such a permit, an applicant must demonstrate that addition of the additional emission source will not cause significant deterioration of the air shed in the vicinity of the plant. The time required to obtain such a permit is estimated at 12-18 months. Power vigorously disputes that PSD requirements are applicable to Bergen 2 and is continuing construction. NJDEP has informally indicated it agrees with Power's position. Settlement discussions are underway with the EPA. At January 31, 2001, Power had expended approximately $83.1 million in the construction of Bergen 2.

NOTE 11. NUCLEAR DECOMMISSIONING TRUST

     Power has an external master nuclear decommissioning trust previously established by PSE&G. This trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a "qualified" fund. Contributions made into a qualified fund are tax deductible. Power estimates the total cost of decommissioning its share of its five nuclear units at $986 million in year-end 1995 dollars, excluding contingencies.

     Pursuant to the Final Order, PSE&G will collect $29.6 million annually through the SBC and will give Power an equivalent amount solely to fund the trust. The fair market value of these funds as of December 31, 2000 and 1999 was $716 million and $631 million, respectively.

NOTE 12. INCOME TAXES

     PSE&G is currently assessed with the New Jersey Corporate Business Tax which is a State income tax, the State sales and use tax and a Transitional Energy Facility Assessment (TEFA). The TEFA, which is collected from customers, is being phased-out through 2003. The corresponding phase out and reduction in rates will cause no material impact on PSEG and PSE&G as such reductions are passed through to the transmission and distribution customers. Effective January 1, 1999, revised rates became effective which reflect one year's phase out of the TEFA. Effective January 1, 2000, revised rates became effective which reflect two year's phase out of the TEFA.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED




     A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:


                                                                      2000             1999              1998
                                                                  --------------   --------------   ---------------
                                                                               (MILLIONS OF DOLLARS)
Net Income (Loss).............................................             $764            $(81)             $644
     Extraordinary Item (Net of Tax of $345)..................               --             804                --
                                                                  -------------    ------------     -------------
Net Income before Extraordinary Item..........................              764             723               644
Preferred securities (net)....................................                9               9                 9
                                                                  -------------    ------------     -------------
          Subtotal............................................              773             732               653
                                                                  -------------    ------------     -------------
Income taxes:
   Operating income:
     Federal - Current........................................              150             398               336
               Deferred (A)...................................              228              63                 4
               ITC............................................               (2)            (12)              (21)
                                                                  -------------    ------------     -------------
                  Total Federal...............................              376             449               319
                                                                  -------------    ------------     -------------
     State - Current..........................................              160             132               121
            Deferred (A)......................................              (50)            (13)               (9)
                                                                  -------------    ------------     -------------
                  Total State.................................              110             119               112
                                                                  -------------    ------------     -------------
     Foreign - Current........................................               --              --                --
               Deferred (A)...................................                4              (5)               (3)
                                                                  -------------    ------------     -------------
                  Total Foreign...............................                4              (5)               (3)
                                                                  -------------    ------------     -------------
          Total included in operating income..................              490             563               428
                                                                  -------------    ------------     -------------
Pretax income.................................................           $1,263          $1,295            $1,081
                                                                  =============    ============     =============

     Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                                                 2000          1999          1998
                                                                              ------------  ------------   ----------
                                                                                      (MILLIONS OF DOLLARS)

Tax computed at the statutory rate.......................................           $442         $453        $378
Increase (decrease) attributable to flow through of certain tax adjustments:
     Depreciation........................................................            (15)          35          23
     Amortization of investment tax credits..............................             (2)         (12)        (21)
     New Jersey Corporate Business Tax...................................             74           84          63
     Other...............................................................             (9)           3         (15)
                                                                              ----------    ---------      ------
          Subtotal.......................................................             48          110          50
                                                                              ----------    ---------      ------
          Total income tax provisions....................................           $490         $563        $428
                                                                              ==========    =========      ======
Effective income tax rate................................................           38.8%        43.5%       39.6%



(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                                                  2000          1999          1998
                                                                              -------------  ------------   ---------
                                                                                      (MILLIONS OF DOLLARS)
Deferred Credits:
     Additional tax depreciation and amortization........................            $26         $(17)      $(33)
     Leasing Activities..................................................            190           94         39
     Conservation Costs..................................................             29           29         36
     Deferred Fuel Costs--net.............................................            --          (19)       (60)
     Pension Cost........................................................            (19)         (34)        26
     New Jersey Corporate Business Tax...................................            (33)         (13)        (5)
     Environmental Cleanup Costs.........................................             11            5          2
     Market Transition Charge............................................            (38)          --         --
     Other...............................................................             16           --        (13)
                                                                              ----------     --------       ----
          Total..........................................................           $182          $45        $(8)
                                                                              ==========     ========       ====

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



     PSEG provides deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from utility customers in the future. Accordingly, an offsetting regulatory asset was established. As of December 31, 2000, PSE&G had a deferred tax liability and an offsetting regulatory asset of $285 million representing the future revenue expected to be recovered through rates based upon established regulatory practices which permit recovery of current taxes payable. This amount was determined using the enacted Federal income tax rate of 35% and State income tax rate of 9%. During 1999, PSE&G's accumulated deferred income tax liability was reduced, reflecting the impact of the impairment writedown of the book basis of PSE&G's generating facilities. This was offset by the establishment of a deferred tax liability representing the future taxes payable applicable to the recovery of the stranded costs pursuant to the Final Order.

     The following is an analysis of deferred income taxes:



                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                     2000            1999
                                                                ------------    ------------
DEFERRED INCOME TAXES                                              (MILLIONS OF DOLLARS)
Assets:
   Current (net)...........................................              $23             $33
                                                                ------------    ------------
   Non-current:
     Unrecovered Investment Tax Credits....................               20              23
     Deferred Electric Energy and Gas Costs................               17              18
     Performance Incentive Plan............................                7               7
     New Jersey Corporate Business Tax.....................              396             493
     Vacation Pay..........................................                6               6
     Development Fees......................................               17              16
     Foreign Currency Translation..........................               23              22
     Market Transition Charge..............................               38              --
                                                                ------------    ------------
          Total Non-current................................              524             585
                                                                ------------    ------------
          Total Assets.....................................              547             618
                                                                ------------    ------------
Liabilities:
   Non-current:
     Plant Related Items...................................              543             628
     Securitization-EMP....................................            1,657           1,657
     Leasing Activities....................................              987             797
     Partnership Activities................................              101             118
     Conservation Costs....................................              124              95
     Unamortized Debt Expense..............................               35              39
     Taxes Recoverable Through Future Rates (net)..........               90              87
     Other.................................................               20              17
                                                                ------------    ------------
          Total Non-current................................            3,557           3,438
                                                                ------------    ------------
          Total Liabilities................................            3,557           3,438
                                                                ------------    ------------
Summary -- Accumulated Deferred Income Taxes
   Net Current Assets......................................               23              33
   Net Non-current Liability...............................            3,033           2,853
                                                                ------------    ------------
        Total..............................................           $3,010          $2,820
                                                                ============    ============

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



NOTE 13.  PENSION, OTHER POSTRETIREMENT BENEFIT AND SAVINGS PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

-----------------------------------------------------------------------------------------------------------------------------
                                                              PENSION BENEFITS                        OTHER BENEFITS
                                                       ----------------------------     -------------------------------------
$ IN MILLIONS                                             2000            1999                2000                1999
-----------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
    Benefit Obligation at Beginning of Year            $  2,383.6     $   2,487.7       $       691.2         $       781.7
    Service Cost                                             60.5            68.0                12.0                  13.1
    Interest Cost                                           172.6           163.3                53.9                  51.3
    Actuarial (Gain)/Loss                                    (6.2)         (195.2)              (20.1)               (120.2)
    Benefits Paid                                          (145.3)         (140.2)              (36.6)                (34.7)
    Plan Amendments                                          22.2             0.0                 0.0                   0.0
    Business Combinations                                     7.0             0.0                 2.3                   0.0
                                                       ----------     -----------       -------------        --------------
    Benefit Obligation at End of Year                     2,494.4         2,383.6               702.7                 691.2
                                                       ----------     -----------       -------------        --------------

CHANGE IN PLAN ASSETS
    Fair Value of Assets at Beginning of Year             2,525.6         2,222.6                28.5                  13.0
    Actual Return on Plan Assets                            (11.8)          368.3                (0.1)                  3.5
    Employer Contributions                                    2.8            74.9                36.6                  46.7
    Benefits Paid                                          (145.3)         (140.2)              (36.6)                (34.7)
    Business Combinations                                     4.8             0.0                 0.0                   0.0
                                                       ----------     -----------       -------------        --------------
    Fair Value of Assets at End of Year                   2,376.1         2,525.6                28.4                  28.5
                                                       ----------     -----------       -------------        --------------

RECONCILIATION OF FUNDED STATUS
    Funded Status                                          (118.3)          142.0              (674.3)               (662.7)
      Unrecognized Net
      Transition Obligation                                  20.8            28.9               337.9                 368.3
      Prior Service Cost                                    129.4           119.6                25.1                  27.3
      (Gain)/Loss                                            70.3          (154.6)             (139.0)               (128.2)
                                                       ----------     -----------       -------------        --------------
    Net Amount Recognized                              $    102.2     $     135.9       $      (450.3)        $      (395.3)
                                                       ==========     ===========       =============        ==============

AMOUNTS RECOGNIZED IN STATEMENT
OF FINANCIAL POSITION
    Prepaid Benefit Cost                               $    125.4     $     152.1       $         0.0         $         0.0
    Accrued Cost                                            (49.5)          (44.3)             (450.3)               (395.3)
    Intangible Asset                                         22.6            23.5                 N/A                   N/A
    Accumulated Other Comprehensive Income                    3.7             4.6                 N/A                   N/A
                                                       ----------     -----------       -------------        --------------
    Net Amount Recognized                              $    102.2     $     135.9       $      (450.3)        $      (395.3)
                                                       ==========     ===========       =============        ==============

SEPARATE DISCLOSURE FOR PENSION PLANS
WITH ACCUMULATED BENEFIT OBLIGATION
IN EXCESS OF PLAN ASSETS:
    Projected Benefit Obligation at End of Year        $     66.7     $      52.4
    Accumulated Benefit Obligation at End of Year      $     52.7     $      44.2
    Fair Value of Assets at End of Year                $      4.5     $       0.0

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

------------------------------------------------------------------------------------------------------------------------------
                                                             PENSION BENEFITS                           OTHER BENEFITS
                                                       -----------------------------           -------------------------------
$ IN MILLIONS                                            2000       1999       1998              2000        1999        1998
------------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
    Service Cost                                       $  60.5    $  68.0    $  59.6           $  12.0    $   13.1    $   14.8
    Interest Cost                                        172.6      163.3      157.7              53.9        51.3        55.6
    Expected Return on Plan Assets                      (221.0)    (197.3)    (176.2)             (2.6)       (1.7)       (0.5)
    Amortization of Net
       Transition Obligation                               8.1        8.1        8.1              30.4        30.4        30.4
       Prior Service Cost                                 14.3       14.1       14.1               2.2         2.2         2.2
       (Gain)/Loss                                         0.5        0.8        0.2              (3.4)       (3.0)       (1.0)
                                                       -------    -------    -------           -------    --------    --------
    Net Periodic Benefit Cost                          $  35.0    $  57.0       63.5           $  92.5    $   92.3    $  101.5
                                                       =======    =======    =======           =======    ========    ========

COMPONENTS OF TOTAL BENEFIT EXPENSE
    Net Periodic Benefit Cost                          $  35.0       57.0       63.5           $  92.5    $   92.3    $  101.5
    Effect of Regulatory Asset                             0.0        0.0        0.0              19.3        19.3        19.3
    Total Benefit Expense Including Effect of
                                                       -------    -------    -------           -------    --------    --------
    Regulatory Asset                                   $  35.0    $  57.0       63.5           $ 111.8    $  111.6    $  120.8
                                                       =======    =======    =======           =======    ========    ========

COMPONENTS OF OTHER COMPREHENSIVE INCOME
    Decrease in Intangible Asset                       $   0.9    $  2.6        (1.0)
    Increase in Additional Minimum Liability              (1.8)     (3.4)       (4.0)
                                                       -------    -------    -------           -------    --------    --------
    Other Comprehensive Income                         $  (0.9)   $ (0.8)       (5.0)              N/A         N/A         N/A
                                                       -------    -------    -------           -------    --------    --------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
    Discount Rate                                         7.50%      7.50%      6.75%             7.50%       7.50%       6.75%
    Expected Return on Plan Assets                        9.00%      9.00%      9.00%             9.00%       9.00%       9.00%
    Rate of Compensation Increase                         4.69%      4.69%      4.69%             4.69%       4.69%       4.69%
    Rate of Increase in Health Benefit Costs
       Administrative Expense                                                                     5.00%       5.00%       5.00%
       Dental Costs                                                                               6.00%       5.00%       5.00%
       Pre-65 Medical Costs
         Immediate Rate                                                                          10.00%      11.00%      11.50%
         Ultimate Rate                                                                            6.00%       5.00%       5.00%
         Year Ultimate Rate Reached                                                               2008        2011        2011
       Post-65 Medical Costs
         Immediate Rate                                                                           8.00%       7.00%       7.50%
         Ultimate Rate                                                                            6.00%       5.00%       5.00%
         Year Ultimate Rate Reached                                                               2004        2003        2003
EFFECT OF A CHANGE IN THE ASSUMED RATE OF
INCREASE IN HEALTH BENEFIT COSTS
    Effect of a 1% Increase On
       Total of Service Cost and Interest Cost                                                     4.5         4.5         5.1
       Postretirement Benefit Obligation                                                          48.5        45.7        59.7
    Effect of a 1% Decrease On
       Total of Service Cost and Interest Cost                                                    (3.8)       (4.7)       (4.3)
       Postretirement Benefit Obligation                                                         (41.4)      (39.3)      (50.8)


     On October 21, 1998, the BPU ordered PSE&G to fund in an external trust its annual OPEB obligation to the maximum extent allowable under Section 401(h) of the Internal Revenue Code. In 1999, $12 million was funded, as allowed. Remaining OPEB costs will not be funded in an external trust, as mandated by the BPU.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


    In October 1999, PSE&G recorded deferred assets and liabilities associated with the payment and collection of co-owner related OPEB costs. Such costs will be amortized over the remainder of the twenty-year period through 2013, in accordance with SFAS 106. No assurances for recovery of such assets and liabilities can be given.

401K PLANS

     PSEG sponsors two defined contribution plans. Represented employees of PSE&G, Power and Services are eligible for participation in the PSEG Employee Savings Plan (Savings Plan), while non-represented employees of PSE&G, Power, Energy Holdings and Services are eligible for participation in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). These plans are 401(k) plans to which eligible employees may contribute up to 25% of their compensation. Employee contributions up to 7% for Savings Plan participants and up to 8% for Thrift Plan participants are matched with employer contributions of cash or PSEG common stock equal to 50% of such employee contributions related to employee contributions. Employer contributions, related to participant contributions in excess of 5% and up to 7%, are made in shares of PSEG common stock for Savings Plan participants. Employer contributions, related to participant contributions in excess of 6% and up to 8%, are made in shares of PSEG common stock for Thrift Plan participants. The amount expensed for the matching provision of the plans was approximately $22 million, $21 million and $14 million in 2000, 1999 and 1998, respectively.

NOTE 14. STOCK OPTIONS, STOCK PURCHASE PLAN AND STOCK REPURCHASE PROGRAM

STOCK OPTIONS

     PSEG and PSE&G apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock-based compensation plans, which are described below. Accordingly, compensation expense has been recognized for performance units and dividend equivalent rights issued in tandem with an equal number of options under its fixed stock option grants under the 1989 Long Term Incentive Plan (1989 LTIP). Performance units and dividend equivalents provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. Prior to 1997, all options were granted in tandem with performance units and dividend equivalent rights. In 2000 and 1999, there were no options granted in tandem with performance units and dividend equivalent rights and in 1998, there were 4,600 options granted in tandem with performance units and dividend equivalent rights. No compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant. Had compensation costs for its stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," there would have been a charge to PSEG's net income of approximately $3.6 million, $1.8 million and $0.4 million in 2000, 1999 and 1998, respectively, with a $(0.02) and $(0.01) impact on earnings per share in 2000 and 1999, respectively and no impact on earnings per share in 1998.

     Under PSEG's 1989 LTIP and 2001 Long-Term Incentive Plan (2001 LTIP), non-qualified options to acquire shares of common stock may be granted to officers and other key employees selected by the Organization and Compensation Committee of PSEG's Board of Directors, the plan's administrative committee (the "Committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of PSEG common stock. In instances where an optionee tenders shares acquired from a grant previously exercised that were held for a period of less than six months, an expense will be recorded for the difference between the fair market value at exercise date and the option price. Options are exercisable over a period of time designated by the Committee (but not prior to one year from the date of grant) and are subject to such other terms and conditions as the Committee determines. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change in control. Options may not be transferred during the lifetime of a holder.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The 1989 LTIP currently provides for the issuance of up to 5,000,000 options to purchase shares of common stock. At December 31, 2000, there were 1,259,350 options available for future grants under the 1989 LTIP. The 2001 LTIP provides for the issuance of up 15,000,000 options to purchase shares of common stock. At December 31, 2000, there were 13,254,500 options available for future grants under the 2001 LTIP.

     Since the 1989 LTIP's inception, PSEG has purchased shares on the open market to meet the exercise of stock options. The difference between the cost of the shares (generally purchased on the date of exercise) and the exercise price of the options has been reflected in Stockholders' Equity except where otherwise discussed.

     Changes in common shares under option for the three fiscal years in the period ended December 31, 2000 are summarized as follows:



                                        2000                             1999                              1998
                             ---------------------------      ---------------------------      ---------------------------
                                            WEIGHTED                         WEIGHTED                          WEIGHTED
                                             AVERAGE                          AVERAGE                           AVERAGE
                              OPTIONS    EXERCISE PRICE        OPTIONS    EXERCISE PRICE         OPTIONS    EXERCISE PRICE
                             ---------   ---------------      ---------   ---------------      ----------   ---------------
Beginning of year            2,561,883            $34.60      1,243,800            $36.01         430,300            $29.26
Granted                      2,745,500             45.33      1,367,000             33.13         841,600             39.16
Exercised                     (110,684)            29.87        (44,167)            30.37         (28,100)            26.76
Canceled                       (10,600)            31.23         (4,750)            28.01              --               --
                             ---------        ----------      ---------         ---------      ----------         ---------
End of year                  5,186,099             40.38      2,561,883             34.60       1,243,800             36.01
                             ---------        ----------      ---------         ---------      ----------         ---------
Exercisable at end of year   1,170,278            $34.91        412,738            $35.07         100,963            $29.47
                             ---------        ----------      ---------         ---------      ----------         ---------

Weighted average fair
value of options granted
during the year                                    $8.73                            $4.20                             $4.83
                                              ==========                        =========                         =========

     For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 26.63%, 21.45% and 21.41%, risk free interest rates of 6.05%, 6.16% and 4.48%, expected lives of 4.6 years, 4 years and 4 years, respectively. There was a dividend yield of 4.85% in 2000, 6.52% in 1999 and 5.51% in 1998 on the non-tandem grants.

     The following table provides information about options outstanding at December 31, 2000:

--------------------------------------------------------------------------      -------------------------------------
                        OPTIONS OUTSTANDING                                               OPTIONS EXERCISABLE
--------------------------------------------------------------------------      -------------------------------------
                                              WEIGHTED         WEIGHTED                                   WEIGHTED
                                              AVERAGE           AVERAGE                                   AVERAGE
 RANGE OF              OUTSTANDING AT         REMAINING        EXERCISE            EXERCISABLE AT         EXERCISE
 EXERCISE PRICES     DECEMBER 31, 2000    CONTRACTUAL LIFE       PRICE           DECEMBER 31, 2000         PRICE
------------------- -------------------- ------------------ --------------      ------------------- -----------------
     $24.00-$30.00              267,833         5.25 years         $29.58                  259,333            $29.56
     $30.01-$35.00            1,351,100         7.94 years          33.13                  422,625             33.11
     $35.01-$40.00              821,666         8.96 years          39.31                  488,320             39.31
     $40.01-$47.00            2,745,500         9.92 years          45.33                      --                --
------------------  -------------------  -----------------  -------------       ------------------  ----------------
     $24.00-$47.00            5,186,099         9.01 years         $40.38                1,170,278            $34.91
------------------  -------------------  -----------------  -------------       ------------------  ----------------

     In June 1998, the Committee granted 150,000 shares of restricted common stock to a key executive. These shares are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment. The shares vest on a staggered schedule beginning on March 31, 2002 and become fully vested on March 31, 2005. The unearned compensation related to this restricted stock grant as of December 31, 2000 is approximately $3 million and is included in retained earnings on the consolidated balance sheets.

     PSEG's Stock Plan for Outside Directors provides non-employee directors, as part of their annual retainer, 600 shares of common stock, increased from 300 shares per year beginning in 1999. With certain exceptions, the restrictions on the stock provide that the shares are subject to forfeiture if the individual ceases to be a director at

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED



any time prior to the Annual Meeting of Stockholders following his or her 70th birthday. The fair value of these shares is recorded as compensation expense in the consolidated statements of income.

STOCK PURCHASE PLAN

     PSEG has an employee stock purchase plan for all eligible employees. Under the plan, shares of the common stock may be purchased at 95% of the fair market value. Employees may purchase shares having a value not exceeding 10% of their base pay. During 2000, 1999 and 1998, employees purchased 101,986, 98,099 and 102,387 shares at an average price of $37.06, $38.21 and $36.36 per share, respectively. At December 31, 2000, 1,289,780 shares were available for future issuance under this plan.

STOCK REPURCHASE PROGRAM

     The PSEG Board of Directors has authorized the repurchase of up to 30 million shares of its common stock from time to time, subject to market conditions and other relevant factors affecting PSEG. Share repurchases are planned when market and business conditions are deemed favorable. The repurchased shares have been held as treasury stock or used for corporate purposes. As of December 31, 2000, PSEG had repurchased 24.2 million shares at a cost of approximately $905 million.

NOTE 15. FINANCIAL INFORMATION BY BUSINESS SEGMENTS

BASIS OF ORGANIZATION

     The reportable segments were determined by Management in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The separation of the electric segment data prior to August 1, 1999 into the Generation, Energy Resources and Trade and Transmission and Distribution segments of PSE&G's business was based on estimates and allocations.

     GENERATION

     This segment earns revenue through the sale of its energy and capacity. This segment consists of PSE&G's and Power's generation operations. Effective with the transfer of PSE&G's generation-related assets in August 2000, PSE&G has no further operations in this segment.

     TRADING

     This segment markets electricity, capacity, ancillary services and natural gas products on a wholesale basis throughout the Eastern and Midwestern United States.

     TRANSMISSION AND DISTRIBUTION (T&D)

     This segment represents regulated utility services provided by PSE&G. The electric transmission and electric and gas distribution segment of PSE&G's business generates revenue from its tariffs under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from a variety of other activities such as sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED




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

     OTHER

     PSEG's other activities include amounts applicable to PSEG (parent corporation), Energy Holdings (parent corporation), EGDC and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. The net losses primarily relate to financing and certain administrative and general costs at the parent corporations.


                                            PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


     Information related to the segments of PSEG's business is detailed below:

                                                                                                 ENERGY               CONSOLIDATED
                                           GENERATION  TRADING    T&D     RESOURCES    GLOBAL TECHNOLOGIES    OTHER       TOTAL
                                           ----------  -------  -------   ---------    ------ ------------    -----   ------------
                                                                           (MILLIONS OF DOLLARS)
FOR THE YEAR ENDED DECEMBER 31, 2000:
Total Operating Revenues ................   $ 2,176      $104   $ 4,645    $  207     $  169     $ 417      $  (870)     $  6,848
Depreciation and Amortization ...........       136       --        213         5          1         7         --             362
Interest Income .........................         1       --         21         2          1         4            3            32
Net Interest Charges ....................       196       --        205        79         53         3           38           574
Operating Income Before Income Taxes ....       413       108       643       111         69       (14)         (76)        1,254
Income Taxes ............................       164        44       265        40         13        (4)         (32)          490
Equity in earnings of unconsolidated
subsidiaries ............................      --         --       --          13        157      --           --             170
Segment Net Income (Loss) ...............       249        64       378        71         58       (10)         (46)          764
Gross Additions to Long-Lived Assets ....       479       --        401      --           56         7           16           959

AS OF DECEMBER 31, 2000:
Total Assets ............................   $ 3,280      $361   $15,267    $2,564     $2,271     $ 312      $(3,259)     $ 20,796
Investments in equity method subsidiaries      --         --       --         239      1,846      --             24         2,109

FOR THE YEAR ENDED DECEMBER 31, 1999:
Total Operating Revenues ................   $ 2,618      $ 76   $ 3,146    $  179     $  142     $ 297      $  --        $  6,458
Depreciation and Amortization ...........       224       --        305         1          1         5         --             536
Interest Income .........................      --         --         12         1       --           2         --              15
Net Interest Charges ....................       112       --        275        46         48      --              9           490
Operating Income Before Income Taxes ....       751        56       356       123         69        (9)         (60)        1,286
Income Taxes ............................       268        23       219        50         24        (2)         (19)          563
Equity in earnings of unconsolidated
subsidiaries ............................      --         --       --          78        129      --           --             207
Segment Income before Extraordinary Item        483        33       137        66         28        (7)         (17)          723
Extraordinary Item (A) ..................    (3,204)      --      2,400      --         --        --           --            (804)
Segment Net Income (Loss) ...............    (2,721)       33     2,537        66         28        (7)         (17)          (81)
Gross Additions to Long-Lived Assets ....        92       --        387      --            1         8           91           579

AS OF DECEMBER 31, 1999:
Total Assets (A) ........................   $ 3,055      $246   $11,171    $2,096     $1,715     $ 252      $   480      $ 19,015
Investments in equity method subsidiaries      --         --       --         279      1,635      --             10         1,924


FOR THE YEAR ENDED DECEMBER 31, 1998:
Total Operating Revenues ................   $ 2,524      $ 50   $ 2,994    $  145     $  124     $ 171      $     2      $  6,010
Depreciation and Amortization ...........       381       --        268         2          1         2            6           660
Interest Income .........................      --         --         20         9          1         1            1            32
Net Interest Charges ....................       216       --        162        49         41      --              2           470
Operating Income Before Income Taxes ....       352        41       613        86         31       (16)         (35)        1,072
Income Taxes ............................       140        16       248        27         12        (5)         (10)          428
Equity in earnings of unconsolidated
subsidiaries ............................      --         --       --          35        114      --           --             149
Segment Net Income (Loss) ...............       212        25       365        56          7        (9)         (12)          644
Gross Additions to Long-Lived Assets ....       265       --        270      --            2         7            1           545

(A) See Note 2. Regulatory Issues and Accounting Impacts of Deregulation for discussion of the extraordinary charge recorded by the generation segment in 1999 and the related regulatory asset for securitization recorded by the T&D segment.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


     Geographic information for PSEG is disclosed below. The foreign assets and operations noted below were made through Energy Holdings. PSE&G does not have foreign investments or operations.

                                                   REVENUES (1)                             IDENTIFIABLE ASSETS
                                   ---------------------------------------------      -----------------------------
                                                   DECEMBER 31,                               DECEMBER 31,
                                   ---------------------------------------------      -----------------------------
                                      2000             1999             1998              2000              1999
                                   ---------------------------------------------      -----------------------------
                                              (Millions of Dollars)                       (Millions of Dollars)
United States.................          $6,660           $6,309           $5,901           $17,816          $16,612
Foreign Countries (2).........             188              149              109             2,980            2,403
                                   -----------      -----------      -----------      ------------       ----------
     Total....................          $6,848           $6,458           $6,010           $20,796          $19,015
                                   ===========      ===========      ===========      ============       ==========

Identifiable assets in foreign countries include:
      Argentina                                                                               $470             $356
      Brazil (3)                                                                              $295             $330
      Chile and Peru                                                                          $520             $520
      Netherlands                                                                             $815             $623
      Other                                                                                   $880             $574
---------------------------------------------------------------------------------------------------------------------

(1) Revenues are attributed to countries based on the locations of the investments. Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(225) million (pre-tax) as of December 31, 2000 and $(222) million (pre-tax) as of December 31, 1999.

(3) Amount is net of foreign currency translation adjustment of $(167) million (pre-tax) as of December 31, 2000 and $(189) million (pre-tax) as of December 31, 1999.

Information related to Property, Plant and Equipment of PSE&G, Power and Services is detailed below:

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                   2000               1999               1998
                                              ---------------   ----------------    ---------------
                                                              (MILLIONS OF DOLLARS)
Property, Plant and Equipment
   Electric Plant in Service:
     Fossil Production (A)..................           $1,840             $1,628             $2,802
     Nuclear Production (A).................              130                110              6,246
     Transmission...........................            1,183              1,169              1,200
     Distribution...........................            4,056              3,862              3,545
     Other..................................               --                 --                276
                                              ---------------   ----------------    ---------------
          Total Electric Plant in Service...            7,209              6,769             14,069
                                              ---------------   ----------------    ---------------
   Gas Plant in Service:
     Transmission...........................               69                 69                 69
     Distribution...........................            2,978              2,819              2,608
     Other..................................              130                131                170
                                              ---------------   ----------------    ---------------
          Total Gas Plant in Service........            3,177              3,019              2,847
                                              ---------------   ----------------    ---------------
   Common Plant in Service:
     Capital Leases.........................               55                 59                 59
     General................................              420                363                519
                                              ---------------   ----------------    ---------------
          Total Common Plant in Service.....              475                422                578
                                              ---------------   ----------------    ---------------
               Total........................          $10,861            $10,210            $17,494
                                              ===============   ================    ===============

(A) See Note 2. Regulatory Issues and Accounting Impacts of Deregulation for discussion of the extraordinary charge recorded by the Generation segment and the related regulatory asset for securitization recorded by the T&D segment.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


NOTE 16. JOINTLY OWNED FACILITIES -- PROPERTY, PLANT AND EQUIPMENT

     PSE&G and Power have ownership interests in and are responsible for providing their share of the necessary financing for the following jointly owned facilities. All amounts reflect the share of PSE&G's and Power's jointly owned projects and the corresponding direct expenses are included in Consolidated Statements of Income as operating expenses.

                                                          PLANT--DECEMBER 31, 2000
                                    --------------------------------------------------
                                      OWNERSHIP                        ACCUMULATED
                                      INTEREST          PLANT         DEPRECIATION
                                    --------------  --------------  ------------------
                                                            (MILLIONS OF DOLLARS)
Coal Generating
     Conemaugh....................        22.50%           198                  63
     Keystone.....................        22.84%           122                  47
Nuclear Generating
     Peach Bottom.................        50.00%            88                  10
     Hope Creek...................        95.00%           606                 508
     Salem........................        50.00%           645                 544
     Nuclear Support Facilities...       Various             5                   1
Pumped Storage Facilities
     Yards Creek..................        50.00%            28                  11
Transmission Facilities...........       Various            97                  33
Merrill Creek Reservoir...........        13.91%             2                  --
Linden SNG Plant..................        90.00%            16                  15

NOTE 17. SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of PSEG, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                                  CALENDAR QUARTER ENDED
                                 -----------------------------------------------------------------------------------------
                                      MARCH 31,              JUNE 30,            SEPTEMBER 30,           DECEMBER 31,
                                 --------------------- --------------------- ----------------------- ---------------------
                                   2000       1999       2000       1999       2000        1999        2000       1999
                                 ---------- ---------- ---------- ---------- ---------- ------------ ---------- ----------
                                                               (MILLIONS WHERE APPLICABLE)
Operating Revenues .............   $1,894    $1,795    $1,482      $ 1,436    $1,481      $ 1,582     $1,991      $1,645
Operating Income ...............      603       461       393          437       392          503        501         393
Income before Extraordinary Item      270       188       142          181       142          221        210         133
Extraordinary Item .............     --        --        --           (790)     --            (14)      --          --
Net Income .....................      270       188       142         (609)      143          206        209         134
Earnings per Share
  (Basic and Diluted) ..........     1.25      0.85      0.66        (2.77)     0.66         0.95       0.98        0.61
Weighted Average Common
  Shares and Potential
   Dilutive Effect of Stock
   Options Outstanding .........      216       223       215          220       215          219        215         218


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONCLUDED

NOTE 18. ACCOUNTING MATTERS

     Effective January 1, 2001, PSEG and its subsidiaries have adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Under the provisions of SFAS 133, PSEG and its subsidiaries records the fair values of derivatives held, as derivative assets or liabilities. The changes in the market value of the effective portion of derivatives qualifying as cash flow hedges are recorded, net of tax, in Other Comprehensive Income. The changes in the market value of the ineffective portion will be recorded in Net Income. The fair value of derivatives utilized by PSEG's regulated subsidiary, PSE&G, are recoverable through regulated rates and will be recorded as a regulatory asset or liability. Changes in the fair value of derivatives not qualifying for hedge accounting are recorded in Net Income. PSEG and its subsidiaries have not utilized any derivatives for fair value hedging purposes.

     The fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties. In the absence thereof, the company utilizes mathematical models based on current and historical data.

     The adoption of SFAS 133 will not have a material adverse impact on net income or other comprehensive income for the financial statements of PSEG and its subsidiaries.

NOTE 19. SUBSEQUENT EVENTS

     On January 31, 2001, PSE&G Transition Funding LLC issued $2.525 billion of securitization bonds and remitted such proceeds to PSE&G in consideration for PSE&G's property right to the STC charged to PSE&G's customers. PSE&G used the proceeds from the sale of the property right to repay short-term debt, return capital to PSEG, make short term investments and make several loans to PSEG pending further PSE&G debt reduction. PSEG, in turn, repaid a portion of its short-term debt and contributed capital and made short-term loans to Power. Power repaid the $2.786 billion promissory note to PSE&G issued in payment for the generation assets transferred from PSE&G in 2000.

     Under the servicing agreement entered into by the PSE&G Transition Funding LLC and PSE&G on January 31, 2001, PSE&G, as servicer, is required to manage and administer the bondable transition property (BTP) of PSE&G Transition Funding LLC and to collect the transition bond charge (TBC) on behalf of PSE&G Transition Funding LLC. PSE&G Transition Funding LLC will pay an annual servicing fee to PSE&G equal to 0.05% of the initial balance of securitization bonds outstanding. The servicing fee will also be recovered through the TBC.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G

     Except as modified below, the Notes to Consolidated Financial Statements of PSEG are incorporated herein by reference insofar as they relate to PSE&G and its subsidiaries:

     Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
     Note  2. Regulatory Issues
     Note  3. Regulatory Assets and Liabilities
     Note  4. Long-Term Investments
     Note  5. Leasing Activities--As Lessee
     Note  6. Schedule of Consolidated Capital Stock and Other Securities
     Note  7. Schedule of Consolidated Debt
     Note  8. Financial Instruments and Risk Management
     Note  9. Cash and Cash Equivalents
     Note 10. Commitments and Contingent Liabilities
     Note 11. PSE&G Nuclear Decommissioning
     Note 12. Income Taxes
     Note 13. Pension, Other Postretirement Benefit and Savings Plans
     Note 14. Stock Options, Stock Purchase Plan and Stock Repurchase Program
     Note 15. Financial Information by Business Segments
     Note 16. Jointly Owned Facilities--Property, Plant and Equipment
     Note 18. Accounting Matters
     Note 19. Subsequent Events

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PSEG owns all of PSE&G's common stock (without nominal or par value). Of the 150,000,000 authorized shares of common stock at December 31, 2000 and 1999, there were 132,450,344 shares outstanding, with an aggregate book value of $2.6 billion. The Consolidated Financial Statements include the accounts of PSE&G and its subsidiaries. PSE&G and its subsidiaries consolidate those entities in which they have a controlling interest.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONCLUDED

NOTE 12. INCOME TAXES

     A reconciliation of reported Net Income with pretax income and of income tax expense with the amount computed by multiplying pretax income by the statutory Federal income tax rate of 35% is as follows:

                                                       2000           1999          1998
                                                      -----         -------        -------
                                                              (MILLIONS OF DOLLARS)
Net Income (Loss) ..............................      $ 587         $  (151)        $   602
     Extraordinary Item (Net of Tax of $345) ...       --               804            --
                                                      -----         -------         -------
Net Income before Extraordinary Item ...........        587             653             602
                                                      -----         -------         -------
Income taxes:
   Operating income:
     Federal - Current .........................        261             425             342
               Deferred (A) ....................         50              (1)            (24)
               ITC .............................         (1)            (11)            (20)
                                                      -----         -------         -------
                  Total Federal ................        310             413             298
                                                      -----         -------         -------
     State - Current ...........................        150             109             118
            Deferred (A) .......................        (53)            (12)            (12)
                                                      -----         -------         -------
                  Total State ..................         97              97             106
                                                      -----         -------         -------
          Total included in operating income ...        407             510             404
                                                      -----         -------         -------
Pretax income ..................................      $ 994         $ 1,163         $ 1,006
                                                      =====         =======         =======

     Reconciliation between total income tax provisions and tax computed at the statutory tax rate on pretax income:

                                                       2000           1999          1998
                                                      -----         -------        -------
                                                              (MILLIONS OF DOLLARS)
Tax computed at the statutory rate .............    $ 348         $   407         $   352
Increase (decrease) attributable to flow through
  of certain tax adjustments:
     Depreciation ..............................      (15)             35              23
     Amortization of investment tax credits ....       (1)            (11)            (20)
     New Jersey Corporate Business Tax .........       58              68              59
     Other .....................................       17              11             (10)
                                                    -----         -------         -------
          Subtotal .............................       59             103              52
                                                    -----         -------         -------
          Total income tax provisions ..........    $ 407         $   510         $   404
                                                    =====         =======         =======
Effective income tax rate ......................     40.9%           43.9%           40.2%

(A) The provision for deferred income taxes represents the tax effects of the following items:

                                                         2000         1999         1998
                                                        -----         ----         ----
                                                              (MILLIONS OF DOLLARS)
Deferred Credits:
     Additional tax depreciation and amortization..      $ 42         $ 18         $(28)
     Conservation Costs ...........................        29           29           36
     Deferred Fuel Costs--net .....................       --           (19)         (60)
     Pension Cost .................................       (19)         (34)          26
     New Jersey Corporate Business Tax ............       (34)          (8)          (8)
     Environmental Cleanup Costs...................        11            5            2
     Market Transition Charge .....................       (38)         --           --
     Other ........................................         6           (4)          (4)
                                                         ----         ----         ----
          Total ...................................      $ (3)        $(13)        $(36)
                                                         ====         ====         ====

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONCLUDED


SFAS 109

     The following is an analysis of deferred income taxes:

                                                              DECEMBER 31,
                                                         ---------------------
                                                          2000          1999
                                                         ------        -------
DEFERRED INCOME TAXES                                    (MILLIONS OF DOLLARS)
Assets:
   Current (net) ................................        $   23        $   33
   Non-current:
     Unrecovered Investment Tax Credits .........            20            23
     Deferred Electric Energy & Gas Costs .......            17            18
     Performance Incentive Plan .................             7             7
     New Jersey Corporate Business Tax ..........           396           493
     Vacation Pay ...............................             6             6
     Market Transition Charge ...................            38          --
                                                         ------        ------
        Total Non-current .......................           484           547
                                                         ------        ------
        Total Assets ............................           507           580
                                                         ------        ------
Liabilities:
   Non-current:
     Plant Related Items ........................         1,219           628
     Future Stranded Cost Recovery ..............         1,657         1,657
     Conservation Costs .........................           124            95
     Unamortized Debt Expense ...................            35            39
     Taxes Recoverable Through Future Rates (Net)            90            87
     Other ......................................             1             7
                                                         ------        ------
        Total Non-current .......................         3,126         2,513
                                                         ------        ------
        Total Liabilities .......................         3,126         2,513
                                                         ------        ------
Summary--Deferred Income Taxes
   Net Current Assets ...........................            23            33
   Net Non-current Liability ....................         2,642         1,966
                                                         ------        ------
        Total ...................................        $2,619        $1,933
                                                         ======        ======

     The balance of Federal income tax payable by (receivable from) PSE&G to PSEG was $(12) million and $19 million as of December 31, 2000 and December 31, 1999, respectively.

NOTE 17. SELECTED QUARTERLY DATA (UNAUDITED)

     The information shown below, in the opinion of PSE&G, includes all adjustments, consisting only of normal recurring accruals, necessary to a fair presentation of such amounts. Due to the seasonal nature of the utility business, quarterly amounts vary significantly during the year.

                                                              CALENDAR QUARTER ENDED
                              ---------------------------------------------------------------------------------------
                                   MARCH 31,              JUNE 30,           SEPTEMBER 30,          DECEMBER 31,
                              --------------------- --------------------- --------------------- ---------------------
                                  2000       1999       2000      1999       2000       1999        2000       1999
                              ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                              (MILLIONS OF DOLLARS)
Operating Revenues...........    $1,679     $1,666     $1,318    $1,297      $1,255    $1,433      $1,636     $1,444
Operating Income.............       522        406        361       369         214       463         171        360
Income before Extraordinary         250        172        152       157          99       205          86        119
Item
   Extraordinary Item........       --         --         --       (790)        --        (14)        --         --
Net Income...................       250        172        152      (633)         99       191          86        119
Earnings Available to PSEG...       248        169        150      (635)         97       189          83        117

NOTE 20. RELATED-PARTY TRANSACTIONS

PSE&G AND POWER

     PSE&G's transfer of its electric generating assets was in exchange for a promissory note from Power in an amount equal to the total purchase price of $2.786 billion. Interest on the note is payable at an annual rate of 14.23%, which represents PSE&G's weighted average cost of capital. For the period from August 21, 2000 to December 31, 2000, Power recorded interest expense of approximately $143 million relating to the promissory note.

     Effective with the transfer, Power charges PSE&G for MTC and the energy and capacity provided to meet PSE&G's BGS requirements. Through December 31, 2000, Power has charged PSE&G approximately $804 million for MTC and BGS. As of December 31, 2000, PSE&G's payable to Power relating to these costs was approximately $159 million. Also through December 31, 2000, PSE&G sold energy and capacity to Power at the market price of approximately $67 million, which PSE&G purchased under various non-utility generation (NUG) contracts at a costs above market prices. As of December 31, 2000, Power's payable to PSE&G relating to these purchases was approximately $17 million. PSE&G, as a result of the Final Order, has established an NTC to recover the above market costs related to these NUG contracts. The difference between PSE&G's cost and their recovery of costs through the NTC and sales to Power, which are at the locational marginal price (LMP) for energy and at wholesale market prices for capacity, is deferred as a regulatory asset (see Note 3. Regulatory Assets and Liabilities).

ENERGY HOLDINGS AND PSE&G

     Approximately 90% of the electricity generated by the Eagle Point Power Plant, a 50% owned equity investment of Global, is sold to PSE&G under a 25-year power purchase contract terminating in May 2016. Global's share of partnership revenues received from PSE&G represented approximately $68 million, $55 million and $54 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations of PSEG and its subsidiaries and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that, in its opinion, are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2000, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

     The Board of Directors of PSEG carries out its responsibility of financial overview through its Audit Committee, which presently consists of six directors who are not employees of PSEG or any of its affiliates. The Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that its respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche periodically meet alone with the Audit Committee and have free access to the Audit Committee and its individual members at all times.

               E. JAMES FERLAND                            ROBERT C. MURRAY
            Chairman of the Board,                        Vice President and
     President and Chief Executive Officer              Chief Financial Officer

               PATRICIA A. RADO
         Vice President and Controller
        (Principal Accounting Officer)

February 16, 2001

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

     The Internal Auditing Department of Services conducts audits and appraisals of accounting and other operations and evaluates the effectiveness of cost and other controls and, where appropriate, recommends to management improvements thereto. Management has considered the internal auditors' and Deloitte & Touche's recommendations concerning the corporation's system of internal accounting controls and has taken actions that are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 2000, the corporation's system of internal accounting controls was adequate to accomplish the objectives discussed herein.

     The Board of Directors carries out its responsibility of financial overview through the Audit Committee of PSEG, which presently consists of six directors who are not employees of PSE&G or any of its affiliates. The PSEG Audit Committee meets periodically with management as well as with representatives of the internal auditors and Deloitte & Touche. The Audit Committee reviews the work of each to ensure that their respective responsibilities are being carried out and discusses related matters. Both the internal auditors and Deloitte & Touche, periodically meet alone with the Audit Committee and have free access to the Audit Committee and its individual members at all times.

            E. JAMES FERLAND                             ROBERT E. BUSCH
       Chairman of the Board and                      Senior Vice President
         Chief Executive Officer                   and Chief Financial Officer

            PATRICIA A. RADO
      Vice President and Controller
     (Principal Accounting Officer)

February 16, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Public Service Enterprise Group Incorporated:

     We have audited the consolidated balance sheets of Public Service Enterprise Group Incorporated and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(a). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 1998, 1997, and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements.

     In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 2000, presented in
Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 16, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Public Service Electric and Gas Company:

     We have audited the consolidated balance sheets of Public Service Electric and Gas Company and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index in Item 14(B)(b). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 1998, 1997, and 1996, and the related consolidated statements of income, common stockholder's equity and cash flows for the years ended December 31, 1997 and 1996 (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements.

     In our opinion, the information set forth in the Selected Financial Data for each of the five years in the period ended December 31, 2000, presented in
Item 6, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 16, 2001

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     PSEG and PSE&G: None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANTS

DIRECTORS OF THE REGISTRANTS

     PSEG

     The information required by Item 10 of Form 10-K with respect to present directors who are nominees for election as directors at PSEG's Annual Meeting of Stockholders to be held on April 17, 2001, and directors whose terms will continue beyond the meeting, is set forth under the heading "Election of Directors" in PSEG's definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2001 and which information set forth under said heading is incorporated herein by this reference thereto.

     PSE&G

     There is shown as to each present director information as to the period of service as a director of PSE&G, age as of April 17, 2001, present committee memberships, business experience during the last five years and other present directorships. For discussion of certain litigation involving the directors of PSE&G, except Forrest J. Remick and Conrad K. Harper, see Part I--Business, Item 3--Legal Proceedings.

     E. JAMES FERLAND has been a director since 1986. Age 59. Chairman of the Board, President and Chief Executive Officer of PSEG since July 1986, Chairman of the Board and Chief Executive Officer of PSE&G since September 1991 and Chairman of the Board and Chief Executive Officer of Energy Holdings since June 1989. Chairman of the Board and Chief Executive Officer of Power since June 1999. Director of Foster Wheeler Corporation and The HSB Group, Inc.

     ALBERT R. GAMPER, JR. has been a director since December 2000. Age 58. Director of PSEG. Has been Chairman of the Board, President and Chief Executive Officer of The CIT Group, Inc., Livingston, New Jersey (commercial finance company), since January 2000. Was President and Chief Executive Officer of The CIT Group, Inc. from December 1989 to December 2000. Director of The CIT Group, Inc.

     CONRAD K. HARPER has been a director since May 1997. Age 60. Director of PSEG. Has been a partner in the law firm of Simpson Thacher & Bartlett, New York, New York since October 1996 and from 1974 to May 1993. Was Legal Adviser, U.S. Department of State from May 1993 to June 1996. Director of New York Life Insurance Company.

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

     MARILYN M. PFALTZ has been a director since 1998 and was a Director of Energy Holdings from 1989 to 1998. Age 68. Director of PSEG. Has been a partner of P and R Associates, Summit, New Jersey (communication specialists), since 1968. Director of AAA National Association, AAA Investment Company, AAA Life Re Ltd. and Beacon Trust Company.

     FORREST J. REMICK has been a director since 1995. Age 70. Director of PSEG. Has been an engineering consultant since 1994. Was Commissioner, U.S. Nuclear Regulatory Commission, from December 1989 to June 1994. Was Associate Vice President--Research and Professor of Nuclear Engineering at Pennsylvania State University, from 1985 to 1989.

EXECUTIVE OFFICERS OF THE REGISTRANTS

     The following table sets forth certain information concerning the executive officers of PSEG and PSE&G.

=============================================================================================================================
                                 AGE                                                     EFFECTIVE DATE FIRST ELECTED
         NAME             DECEMBER 31, 2000                  OFFICE                           TO PRESENT POSITION
=============================================================================================================================
  E. James Ferland              58           Chairman of the Board, President and            July 1986 to present
                                               Chief Executive Officer (PSEG)

                                             Chairman of the Board and Chief                 July 1986 to present
                                               Executive Officer (PSE&G)

                                             Chairman of the Board and Chief                 June 1989 to present
                                               Executive Officer (Energy Holdings)

                                             Chairman of the Board and Chief                 June 1999 to present
                                               Executive Officer (Power)

                                             Chairman of the Board, President and            November 1999 to present
                                              Chief Executive Officer (Services)

-----------------------------------------------------------------------------------------------------------------------------
   Robert C. Murray              55           Vice President and Chief Financial             January 1992 to present
                                                Officer (PSEG)

                                              Executive Vice President--Finance              November 1999 to present
                                                (Services)

                                              Executive Vice President--Finance              June 1997 to June 2000
                                               (PSE&G)

                                              Senior Vice President and Chief                January 1992 to June 1997
                                                 Financial Officer (PSE&G)

-----------------------------------------------------------------------------------------------------------------------------

 Robert J. Dougherty, Jr.        49           President and Chief Operating Officer         January 1997 to present
                                                (Energy Holdings)

                                              President (Enterprise Ventures and            February 1995 to December 1996
                                                Services Corporation)

-----------------------------------------------------------------------------------------------------------------------------
   Alfred C. Koeppe              54           President and Chief Operating                 February 2000 to present
                                                Officer (PSE&G)

                                              Senior Vice President--Corporate              October 1996 to February 2000
                                                Services and External Affairs (PSE&G)

                                              Senior Vice President--External               October 1995 to October 1996
                                                Affairs (PSE&G)

-----------------------------------------------------------------------------------------------------------------------------
   R. Edwin Selover              55            Vice President and General Counsel           April 1988 to present
                                                 (PSEG)

                                               Senior Vice President and General            January 1988 to present
                                                 Counsel (PSE&G)

                                               Senior Vice President and General            November 1999 to present
                                                 Counsel--(Services)

-----------------------------------------------------------------------------------------------------------------------------
   Robert E. Busch               54            Senior Vice President and Chief              March 1998 to present
                                                 Financial Officer--PSE&G

                                               Senior Vice President--Finance               November 1999 to present
                                                (Services)

-----------------------------------------------------------------------------------------------------------------------------
     Frank Cassidy               54            President (Power)                            July 1999 to present

                                               President (Energy Technologies)              November 1996 to June 1999

                                               Senior Vice President--Fossil                February 1995 to November 1996
                                                 Generation (PSE&G)

-----------------------------------------------------------------------------------------------------------------------------
   Patricia A. Rado              58            Vice President and Controller                April 1993 to present
                                                 (PSEG)

                                               Vice President and Controller                April 1993 to present
                                                 (PSE&G)

                                               Vice President and Controller                June 1999 to present
                                                 (Power)

                                               Vice President and Controller                November 1999 to present
                                                (Services)

============================================================================================================================

                                      104

ITEM 11. EXECUTIVE COMPENSATION

PSEG

     The information required by Item 11 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2001 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 5, 2000 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     Information regarding the compensation of the Chief Executive Officer and the four most highly compensated executive officers of PSE&G as of December 31, 2000 is set forth below. Amounts shown were paid or awarded for all services rendered to PSEG and its subsidiaries and affiliates including PSE&G.

                                                                                LONG TERM COMPENSATION
                                                                    -----------------------------------------------
                                             ANNUAL COMPENSATION            AWARDS           PAYOUTS
                                         --------------------------------------------------------------------------
                                                      BONUS/ANNUAL                             LTIP     ALL OTHER
                                                       INCENTIVE      RESTRICTED   OPTIONS   PAYOUTS   COMPENSATION
  NAME AND PRINCIPAL POSITION       YEAR    SALARY $  AWARD ($)(1)    STOCK ($)    (#) (2)   ($) (3)     ($) (4)
-------------------------------------------------------------------------------------------------------------------
  E. James Ferland                  2000     890,000  1,001,300             0     300,000     361,440      59,037
  Chairman of the Board and Chief   1999     815,000    733,500             0     215,000     304,720      29,292
  Executive Officer of PSE&G        1998     762,070    621,400     5,184,375 (5) 150,000      92,684      28,647
-------------------------------------------------------------------------------------------------------------------
  Alfred C. Koeppe                  2000     340,000    255,000             0     310,000      90,360       6,805
  President and Chief Operating     1999     290,000    152,300             0      75,000      75,008       6,404
  Officer of PSE&G                  1998     268,967    141,800             0      25,000      15,980       6,403
-------------------------------------------------------------------------------------------------------------------
  R. Edwin Selover                  2000     325,000    170,600             0      40,000      81,324      17,280
  Senior Vice President and General 1999     310,000    162,800             0      35,000      65,632      12,828
  Counsel of PSE&G                  1998     293,871    154,900             0      25,000      22,372      19,210
-------------------------------------------------------------------------------------------------------------------
  Robert E. Busch                   2000     300,000    157,500             0      40,000           0       6,805
  Senior Vice President and         1999     275,000    144,400             0      26,500           0       6,402
  Chief Financial Officer of PSE&G  1998     197,319     84,400             0      16,500           0       3,228
-------------------------------------------------------------------------------------------------------------------
  Patricia A. Rado                  2000     200,000     90,000             0      15,000           0       7,289
  Vice President and Controller     1999     192,000     72,000             0      15,000           0       6,609
  of PSE&G                          1998     184,292     69,400             0       8,000           0       6,552
-------------------------------------------------------------------------------------------------------------------

(1) Amount awarded in given year was earned under Management Incentive Compensation Plan (MICP) and determined in following year based on individual performance and financial and operating performance of PSEG and PSE&G, including comparison to other companies.

(2) All grants of options to purchase shares of PSEG Common Stock were non-qualified options made under the 1989 Long-Term Incentive Plan (1989
     LTIP) or the 2001 Long-Term Incentive Plan (2001 LTIP). All options granted were non-tandem. Non-tandem grants are made without performance units and dividend equivalents.

(3) Amount paid in proportion to options exercised, if any, based on value of previously granted performance units and dividend equivalents under the 1989 LTIP, each as measured during three-year period ending the year prior to the year in which payment is made. Under the 1989 LTIP, tandem grants are made with an equal number of performance units and dividend equivalents which may provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies which may provide cash payments, dependent upon future financial performance of PSEG in comparison to other companies and dividend payments by PSEG, to assist recipients in exercising options granted. The tandem grant is made at the beginning of a three-year performance period and cash payment of the value of such performance units and dividend equivalents is made following such period in proportion to the options, if any, exercised at such time.

(4) Includes employer contribution to Thrift and Tax-Deferred Savings Plan and value of 5% discount on phantom stock dividend reinvestment under MICP:

-------------------------------------------------------------------------------------------------------------
                        FERLAND            KOEPPE            SELOVER            BUSCH            RADO
                   ------------------------------------------------------------------------------------------
                    THRIFT    MICP    THRIFT     MICP   THRIFT     MICP    THRIFT    MICP  THRIFT    MICP
       YEAR          ($)       ($)     ($)       ($)     ($)       ($)      ($)      ($)     ($)      ($)
---------------------------------------------- --------------------------------------------------------------
       2000         5,102       0     6,805       0     4,747       0      6,805      0     6,422      0
-------------------------------------------------------------------------------------------------------------
       1999         4,801       0     6,404       0     4,802       0      6,402      0     6,390      0
-------------------------------------------------------------------------------------------------------------
       1998         4,801      383    6.403      125    4,806      112     3,228      0     6,360     59
-------------------------------------------------------------------------------------------------------------

     In addition, 2000, 1999 and 1998 amounts include for Mr. Ferland, $53,935, $24,491 and $23,463; for Mr. Selover $12,533, $8,026, and $14,292; and for
     Mrs. Rado $867, $219 and $133, respectively, representing earnings credited on compensation deferred under PSE&G's Deferred Compensation Plan in excess of 120% of the applicable Federal long-term interest rate as prescribed under Section 1274(d) of the Internal Revenue Code. Prior to January 1, 2000, under PSE&G's Deferred Compensation Plan, interest is paid at prime rate plus 1/2%, adjusted quarterly. Effective January 1, 2000, the Plan was amended to permit participants to select from among four additional investment options for compensation that is deferred.

(5) Value as of original grant date, based on the closing price on the New York Stock Exchange on June 16, 1998, with respect to an award to Mr. Ferland of 150,000 shares of restricted stock, of which 60,000 shares vest in 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Dividends on the entire grant are paid in cash from the date of grant.

=================================================================================================================
                                       OPTION GRANTS IN LAST FISCAL YEAR (2000)
=================================================================================================================
                                        NUMBER OF       % OF TOTAL
                                       SECURITIES         OPTIONS
                                       UNDERLYING       GRANTED TO     EXERCISE OR                  GRANT DATE
                                         OPTIONS       EMPLOYEES IN     BASE PRICE    EXPIRATION  PRESENT VALUE
                   NAME                  GRANTED        FISCAL YEAR       ($/SH)         DATE        ($) (3)
       ----------------------------------------------------------------------------------------------------------

             E. James Ferland          300,000 (1)           10.9        46.0625      12/19/10     2,418,000
       ----------------------------------------------------------------------------------------------------------
             Alfred C. Koeppe           60,000 (1)            2.2        46.0625      12/19/10       483,600
                                       250,000 (2)            9.1        44.0625      10/17/10     1,700,000
       -----------------------------------------------------------------------------------------------------------
             R. Edwin Selover           40,000 (1)            1.5        46.0625      12/19/10       322,400
       -----------------------------------------------------------------------------------------------------------
              Robert E. Busch           40,000 (1)            1.5        46.0625      12/19/10       322,400
       -----------------------------------------------------------------------------------------------------------
             Patricia A. Rado           15,000 (1)            0.5        46.0625      12/19/10       120,900
       -----------------------------------------------------------------------------------------------------------

(1) Granted under LTIP not in tandem with performance units and dividend equivalents, with exercisability commencing December 19, 2001, December 19, 2002 and December 19, 2003, respectively, with respect to one-third of the options at each such date.

(2) Granted under 1989 LTIP not in tandem with performance units and dividend equivalents, with exercisability commencing October 17, 2001, October 17, 2002, October 17, 2003, October 17, 2004 and October 17, 2005, respectively with respect to one-fifth of the options at each such date.

(3) Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise prices of $46.0625 and $44.0625, equal to the fair market value of the underlying PSEG Common Stock on the respective dates of grant; (b) an option term of ten years on all grants; (c) interest rates of 6.03% and 5.74% that represent the interest rates on U.S. Treasury securities on the respective dates of grant with a maturity date corresponding to that of the option terms; (d) volatility of 23.18% and 22.72% calculated using daily PSEG Common Stock prices for the one-year period prior to the grant dates; (e) dividend yields of 4.69% and 4.90% and (f) reductions of approximately 7.79% and 11.38% to reflect the probability of forfeiture due to termination prior to vesting, and approximately 9.25% and 8.21% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration dates. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock. There is no assurance that any such value realized will be at or near the value estimated by the Black-Scholes model utilized.

============================================================================================================
                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (2000)
                            AND FISCAL YEAR END OPTION VALUES (12/31/00)
============================================================================================================
                                                                                 VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                                 OPTIONS AT FY-END (#) (1)         AT FY-END ($) (3)
                                               -------------------------------------------------------------
                         SHARES
                        ACQUIRED      VALUE
                      ON EXERCISE   REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
      NAME               (#)(1)      ($)(2)         (#)           (#)           ($)             ($)
------------------------------------------------------------------------------------------------------------
E. James Ferland         8,000       58,000     271,667          503,333     3,948,339          3,646,662
------------------------------------------------------------------------------------------------------------
Alfred C. Koeppe         2,000       14,125      51,667          370,833       733,336          2,194,632
------------------------------------------------------------------------------------------------------------
R. Edwin Selover         1,800        8,325      38,334           74,166       526,675            589,419
------------------------------------------------------------------------------------------------------------
Robert E. Busch              0            0      18,334           63,166       222,302            431,198
------------------------------------------------------------------------------------------------------------
Patricia A. Rado           400        2,675      10,333           28,267       127,164            229,711
------------------------------------------------------------------------------------------------------------

(1) Does not reflect any options granted and/or exercised after year end (12/31/00). The net effect of any such grants and exercises is reflected in the table appearing under Security Ownership of Certain Beneficial Owners and Management.

(2) Represents difference between exercise price and market price of PSEG Common Stock on date of exercise.

(3) Represents difference between market price of PSEG Common Stock and the respective exercise prices of the options at fiscal year end (12/31/00). Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of PSEG Common Stock at the time of any such exercise and thus are dependent upon future performance of PSEG Common Stock.

     EMPLOYMENT CONTRACTS AND ARRANGEMENTS

     PSEG has entered into an employment agreement dated as of June 16, 1998 with Mr. Ferland covering his employment as Chief Executive Officer through March 31, 2005. Under the Agreement, Mr. Ferland has agreed not to retire prior to March 31, 2002, but may retire thereafter. The Agreement provides that Mr. Ferland will be re-nominated for election as a Director during his employment under the Agreement. The Agreement provides that Mr. Ferland's base salary, target annual incentive bonus and long term incentive bonus will be determined based on compensation practices for CEO's of similar companies and that his annual salary will not be reduced during the term of the Agreement. The Agreement also provided for an award to him of 150,000 shares of restricted PSEG Stock, of which 60,000 shares vest in 2002; 20,000 shares vest in 2003; 30,000 shares vest in 2004 and 40,000 shares vest in 2005. Any non-vested shares are forfeited upon his retirement unless the Board of Directors, in its discretion, determines to waive the forfeiture. The Agreement provides for the granting of 22 years of pension credit for Mr. Ferland's prior service, which was awarded at the time of his initial employment. The Agreement further provides that if Mr. Ferland is terminated without "Cause" or resigns for "Good Reason" (as those terms are defined in the Agreement) during the term of the Agreement, the entire restricted stock award immediately vests, he will be paid a benefit of two times base salary and target bonus and his welfare benefits will be continued for two years unless he is sooner employed. In the event such a termination occurs after a "Change in Control" (also as defined in the Agreement), the payment to Mr. Ferland becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value providing three years additional service under PSEG's retirement plans, and a gross-up for excise taxes on any termination payments due under the Internal Revenue Code. The Agreement provides that Mr. Ferland is prohibited from competing with or recruiting employees from PSEG or its subsidiaries of affiliates for two years after termination of employment. Violation of these provisions requires a forfeiture of a portion of the restricted stock grant and certain other benefits.

     PSE&G has entered into an employment agreement with Mr. Koeppe dated as of October 17, 2000, covering his employment through October 16, 2005. The Agreement provides that his base salary, target annual incentive bonus and long-term incentive bonus will be determined based on compensation practices of similar companies and that his annual salary will not be reduced during the term of the Agreement, and annually awards to him 50,000 options on PSEG Common Stock from 2001 through 2005 which vest each October 17 and expire on October 17, 2010. The Agreement further provides that if he is terminated without "Cause" or resigns for "Good Reason" (as those terms are defined in each Agreement) during the term of the Agreement, the entire option award becomes vested. He will be paid a benefit of two times base salary and target bonus, and his welfare benefits will be continued for two years unless he is sooner employed. In the event such a termination occurs after a "Charge in Control" (also as defined in the Agreement), the payment becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value of providing three years additional service under PSE&G's retirement plans, and a gross-up for exercise taxes on any termination payments due under the Internal Revenue Code. The Agreement provides that he is prohibited for one year from competing with and for two years from recruiting employees from, PSEG or its subsidiaries or affiliates, after termination of employment. Violation of these provisions requires a forfeiture of certain benefits. Mr. Koeppe's Agreement also provides for the grant of additional years of credited service for retirement purposes in light of allied work experience of twenty-five years.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     PSE&G does not have a compensation committee. Decisions regarding compensation of PSE&G's executive officers are made by the Organization and Compensation Committee of PSEG. Hence, during 2000 the PSE&G Board of Directors did not have, and no officer, employee or former officer of PSE&G participated in any deliberations of such Board, concerning executive officer compensation.

     COMPENSATION OF DIRECTORS AND CERTAIN BUSINESS RELATIONSHIPS

     A director who is not an officer of PSEG or its subsidiaries and affiliates, including PSE&G, is paid an annual retainer of $22,000 and a fee of $1,200 for attendance at any Board or committee meeting, inspection trip, conference or other similar activity relating to PSEG or PSE&G. Each committee Chair receives an additional annual retainer of $3,000. Effective January 1, 2001, the annual retainer was increased to $30,000 and the Board of Committee meeting fees were increased to $1,500. Each of the directors of PSE&G is also a director of PSEG. No additional retainer is paid for service as a director of PSE&G. Fifty percent of the annual retainer is paid in PSEG Common Stock.

     PSEG also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of PSEG or its subsidiaries receive 600 shares
of restricted stock for each year of service as a director. Such shares held by each non-employee director are included in the table in Item 12 below under the heading Security Ownership of Certain Beneficial Owners and Management.

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

============================================================================
                       PENSION PLAN TABLE
============================================================================
                                              LENGTH OF SERVICE
AVERAGE FINAL     ==========================================================
 COMPENSATION     30 YEARS        35 YEARS         40 YEARS        45 YEARS
-------------- ------------ --------------- ----------------      ----------
     $400,000     $240,000        $260,000         $280,000        $300,000
      500,000      300,000         325,000          350,000         375,000
      600,000      360,000         390,000          420,000         450,000
      700,000      420,000         455,000          490,000         525,000
      800,000      480,000         520,000          560,000         600,000
      900,000      540,000         585,000          630,000         675,000
    1,000,000      600,000         650,000          700,000         750,000
    1,100,000      660,000         715,000          770,000         825,000
    1,200,000      720,000         780,000          840,000         900,000
    1,300,000      780,000         845,000          910,000         975,000
    1,400,000      840,000         910,000          980,000       1,050,000
    1,500,000      900,000         975,000        1,050,000       1,125,000
============================================================================

     Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under 'Annual Compensation' for the five years preceding retirement, not to exceed 150% of the average annual salary for such five year period. Messrs. Ferland, Koeppe, Selover, Busch and Mrs. Rado will have accrued approximately 48, 46, 43, 34 and 29 years of credited service, respectively, as of age 65.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PSEG

     The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading `Security Ownership of Directors, Management and Certain Beneficial Owners' in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2001 which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2001 and such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     All of PSE&G's 132,450,344 outstanding shares of Common Stock are owned beneficially and of record by PSE&G's parent, PSEG, 80 Park Plaza, P.O. Box 1171, Newark, New Jersey.

     The following table sets forth beneficial ownership of PSEG Common Stock, including options, by the directors and executive officers named below as of January 31, 2001. None of these amounts exceed 1% of the PSEG Common Stock outstanding at such date. No director or executive officer owns any PSE&G Preferred Stock of any class.


        ===================================================================================================
                                                                             AMOUNT AND NATURE OF
        NAME                                                                 BENEFICIAL OWNERSHIP
        ---------------------------------------------------------------------------------------------------
        Robert E. Busch.................................................             81,617  (1)
        E. James Ferland................................................            999,837  (2)
        Albert R. Gamper, Jr............................................              1,000
        Conrad K. Harper................................................              2,776
        Alfred R. Koeppe................................................            430,378  (3)
        Irwin Lerner....................................................             13,686
        Marilyn M. Pfaltz...............................................             10,621
        Patricia A. Rado................................................             45,953  (4)
        Forrest J. Remick...............................................              4,627
        R. Edwin Selover................................................            124,591  (5)
        All directors and executive officers as a group (10 persons)....          1,715,086  (6)
        ===================================================================================================

(1) Includes the equivalent of 117 shares held under PSEG Thrift and Tax-Deferred Savings Plan. Includes options to purchase 81,500 shares, 18,334 of which are currently exercisable.

(2) Includes the equivalent of 12,790 shares held under PSEG Thrift and Tax-Deferred Savings Plan. Includes options to purchase 775,000 shares, 271,667 of which are currently exercisable. Includes 150,000 shares of restricted stock, which vest as described in the Summary Compensation Table
     Note 5.

(3) Includes the equivalent of 2,278 shares held under PSEG Thrift and Tax-Deferred Savings Plan. Includes options to purchase 422,500 shares, 51,667 of which are currently exercisable.

(4) Includes the equivalent of 5,511 shares held under PSEG Thrift and Tax-Deferred Savings Plan. Includes options to purchase 38,600 shares, 10,333 of which are currently exercisable.

(5) Includes options to purchase 112,500 shares, 38,334 of which are currently exercisable.

(6) Includes the equivalent of 20,696 shares held under PSEG Thrift and Tax-Deferred Savings Plan. Includes options to purchase 1,430,100 shares, of which 390,335 are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

PSEG

     The information required by Item 13 of Form 10-K is set forth under the heading "Executive Compensation" in PSEG's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2001, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 12, 2001. Such information set forth under such heading is incorporated herein by this reference thereto.

PSE&G

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(A)  Financial Statements:

     a. PSEG Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 on page 49.

          PSEG Consolidated Balance Sheets for the years ended December 31, 2000 and 1999 on pages 50 and 51.

          PSEG Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 on page 52.

          PSEG Statements of Common Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998 on page 53.

          PSEG Notes to Consolidated Financial Statements on pages 60 through
          93.

     b. PSE&G Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 on page 55.

          PSE&G Consolidated Balance Sheets for the years ended December 31, 2000 and 1999 on pages 56 and 57.

          PSE&G Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 on page 58.

          PSE&G Statements of Common Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998 on page 59.

          PSE&G Notes to Consolidated Financial Statements on pages 94 through
          97.

(B)  The following documents are filed as a part of this report:

     a.   PSEG Financial Statement Schedules:

          Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000 (page 113).

     b.   PSE&G Financial Statement Schedules:

          Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000 (page 113).

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)  The following exhibits are filed herewith:

     (1)  PSEG:

          Exhibit 10(a)(7) 2001 Long-Term Incentive Plan

          Exhibit 10(a)(8) Restricted and Amended Management
                           Incentive Compensation Plan

          Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

          Exhibit 21: Subsidiaries of Registrant

          Exhibit 23: Independent Auditors' Consent

          (See Exhibit Index on pages 116 through 124.)

     (2)  PSE&G:

          Exhibit 10(a)(7) 2001 Long-Term Incentive Plan

          Exhibit 10(a)(8) Restricted and Amended Management
                           Incentive Compensation Plan

          Exhibit 12(a): Computation of Ratios of Earnings to Fixed Charges

          Exhibit 12(b): Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

          Exhibit 23: Independent Auditors' Consent

          (See Exhibit Index on pages 124 through 130.)

(D) The following reports on Form 8-K were filed by the registrant(s) named below during the last quarter of 2000 and the 2001 period covered by this report under Item 5:

           REGISTRANT            DATE OF REPORT           ITEMS REPORTED
         --------------         ----------------          --------------
         PSEG and PSE&G         October 18, 2000           Items 5 and 7
         PSEG and PSE&G         October 27, 2000              Item 9
         PSEG and PSE&G         November 1, 2000              Item 7
              PSEG              November 25, 2000             Item 5


                                                                                                        SCHEDULE II

                                   PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTs
                                 YEARS ENDED DECEMBER 31, 2000 -- DECEMBER 31, 1998

                                              COLUMN B               COLUMN C               COLUMN D        COLUMN E
                                            -------------  -----------------------------  -------------   -------------
                                                                    ADDITIONS
                                                           -----------------------------
                                             BALANCE AT    CHARGED TO     CHARGED TO                       BALANCE AT
                                             BEGINNING      COST AND    OTHER ACCOUNTS    DEDUCTIONS-        END OF
DESCRIPTION                                  OF PERIOD      EXPENSES       DESCRIBE         DESCRIBE         PERIOD
------------------------------------------- -------------  -----------------------------  -------------   -------------
                                                                      (MILLIONS OF DOLLARS)
2000:
-----
Allowance for Doubtful Accounts..........            $40           $45              $--        $41(A)              $44
Materials and Supplies Valuation Reserve.             11            --               --         --                  11
Other Valuation Allowances...............             22            --               --         --                  22

1999:
-----
Allowance for Doubtful Accounts..........            $38           $40              $--        $38(A)              $40
Discount on Property Abandonments........              1            --               --          1(B)               --
Materials and Supplies Valuation Reserve.             12            41               --         42(C)               11
Other Valuation Allowances...............             11            11               --         --                  22

1998:
-----
Allowance for Doubtful Accounts..........            $41           $40              $--        $43(A)              $38
Discount on Property Abandonments........              2            --               --          1(B)                1
Materials and Supplies Valuation Reserve.             12            --               --         --                  12
Other Valuation Allowances...............             15             1               --          5                  11

(A)  Accounts Receivable/Investments written off.

(B)  Amortization of discount to income.

(C)  Inventory written off


                                      PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTs
                                 YEARS ENDED DECEMBER 31, 2000 -- DECEMBER 31, 1998

                                              COLUMN B              COLUMN C                 COLUMN D       COLUMN E
                                            -------------  ----------------------------   --------------- -------------
                                                                    ADDITIONS
                                                           ----------------------------
                                             BALANCE AT    CHARGED TO     CHARGED TO                        BALANCE AT
                                            BEGINNING OF    COST AND    OTHER ACCOUNTS      DEDUCTIONS-       END OF
DESCRIPTION                                    PERIOD       EXPENSES       DESCRIBE          DESCRIBE        PERIOD
------------------------------------------- -------------  ----------------------------   --------------- -------------
                                                                      (MILLIONS OF DOLLARS)
2000:
-----
Allowance for Doubtful Accounts..........            $35           $45             $--          $41(A)             $39
Materials and Supplies Valuation Reserve.             11            --              --           11(D)              --

1999:
-----
Allowance for Doubtful Accounts..........            $34           $40             $--          $39(A)             $35
Discount on Property Abandonments........              1            --              --            1(B)              --
Materials and Supplies Valuation Reserve.             12            41              --           42(C)              11

1998:
-----
Allowance for Doubtful Accounts..........            $33           $39             $--          $38(A)             $34
Discount on Property Abandonments........              2            --              --            1(B)               1
Materials and Supplies Valuation Reserve.             12            --              --           --                 12

(A)  Accounts Receivable/Investments written off.

(B)  Amortization of discount to income.

(C)  Inventory written off.

(D)  Transferred to Power.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                 PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                                 By                E. JAMES FERLAND
                                   -------------------------------------------
                                                  E. JAMES FERLAND
                                          CHAIRMAN OF THE BOARD, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER

Date: March 5, 2001

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


                 SIGNATURE                                 TITLE                                 DATE
                 ---------                                 -----                                 ----
             E. JAMES FERLAND                  Chairman of the Board,                        March 5, 2001
--------------------------------------------   President and Chief Executive Officer
             E. JAMES FERLAND                  and Director (Principal Executive Officer)

             ROBERT C. MURRAY                  Vice President and Chief Financial            March 5, 2001
--------------------------------------------   Officer (Principal Financial Officer)
             ROBERT C. MURRAY

             PATRICIA A. RADO                  Vice President and Controller                 March 5, 2001
--------------------------------------------   (Principal Accounting Officer)
             PATRICIA A. RADO

              ERNEST H. DREW                   Director                                      March 5, 2001
--------------------------------------------
              ERNEST H. DREW

            T. J. DERMOT DUNPHY                Director                                      March 5, 2001
--------------------------------------------
            T. J. DERMOT DUNPHY

           ALBERT R. GAMPER, JR.               Director                                      March 5, 2001
--------------------------------------------
            ALBERT R. GAMPER, JR.

           RAYMOND V. GILMARTIN                Director                                      March 5, 2001
--------------------------------------------
           RAYMOND V. GILMARTIN

             CONRAD K. HARPER                  Director                                      March 5, 2001
--------------------------------------------
             CONRAD K. HARPER

               IRWIN LERNER                    Director                                      March 5, 2001
--------------------------------------------
               IRWIN LERNER

             MARILYN M. PFALTZ                 Director                                      March 5, 2001
--------------------------------------------
             MARILYN M. PFALTZ

             FORREST J. REMICK                 Director                                      March 5, 2001
--------------------------------------------
             FORREST J. REMICK

             RICHARD J. SWIFT                  Director                                      March 5, 2001
--------------------------------------------
             RICHARD J. SWIFT

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  PUBLIC SERVICE ELECTRIC AND GAS COMPANY

                                  By                E. JAMES FERLAND
                                    -------------------------------------------
                                                   E. JAMES FERLAND
                                                 CHAIRMAN OF THE BOARD
                                              AND CHIEF EXECUTIVE OFFICER

Date: March 5, 2001

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


                  SIGNATURE                                   TITLE                                  DATE
                  ---------                                   -----                                  ----
              E. JAMES FERLAND                   Chairman of the Board and Chief                 March 5, 2001
-----------------------------------------------  Executive Officer and Director
              E. JAMES FERLAND                   (Principal Executive Officer)

               ROBERT E. BUSCH                   Senior Vice President and Chief                 March 5, 2001
-----------------------------------------------  Financial Officer (Principal
               ROBERT E. BUSCH                   Financial Officer)

              PATRICIA A. RADO                   Vice President and Controller                   March 5, 2001
-----------------------------------------------  (Principal Accounting Officer)
              PATRICIA A. RADO

            ALBERT R. GAMPER, JR.                Director                                        March 5, 2001
-----------------------------------------------
            ALBERT R. GAMPER, JR.

              CONRAD K. HARPER                   Director                                        March 5, 2001
-----------------------------------------------
              CONRAD K. HARPER

                IRWIN LERNER                     Director                                        March 5, 2001
-----------------------------------------------
                IRWIN LERNER

             MARILYN M. PFALTZ                   Director                                        March 5, 2001
-----------------------------------------------
             MARILYN M. PFALTZ

              FORREST J. REMICK                  Director                                        March 5, 2001
-----------------------------------------------
              FORREST J. REMICK

EXHIBIT INDEX

     Certain Exhibits previously filed with the Commission and the appropriate securities exchanges are indicated as set forth below. Such Exhibits are not being refiled, but are included because inclusion is desirable for convenient reference.

(a) Filed by PSE&G with Form 8-A under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 001-00973.

(b) Filed by PSE&G with Form 8-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 001-00973.

(c) Filed by PSE&G with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 001-00973.

(d) Filed by PSE&G with Form 10-Q under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 001-00973.

(e) Filed by PSEG with Form 10-K under the Securities Exchange Act of 1934, on the respective dates indicated, File No. 001-09120.

(f) Filed with registration statement of PSE&G under the Securities Exchange Act of 1934, File No. 001-00973, effective July 1, 1935, relating to the registration of various issues of securities.

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

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION     EXCHANGES
    ------     ----------     ---------
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

      3d       (f)            (f)                  Trust Agreements for Enterprise Capital Trust I and III
                     12/24/97

      3e       (d)   3        (d)  3               Amended and Restated Trust Agreement for Enterprise
                     8/14/98       8/14/98         Capital Trust II

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

    4a(11)     (j)   4b(16)   (c)  4b(11)          November 1, 1956
                                   2/18/81

    4a(12)     (k)   2b(12)   (c)  4b(12)          September 1, 1957
                                   2/18/81

    4a(13)     (k)   2b(13)   (c)  4b(13)          August 1, 1958
                                   2/18/81

    4a(14)     (k)   2b(14)   (c)  4b(14)          June 1, 1959
                                   2/18/81

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(30)    (a)  2          (c)  4b(30)           September 1, 1976
                  9/16/76         2/18/81

   4a(31)    (k)  2b(31)     (c)  4b(31)           October 1, 1976
                                  2/18/81

   4a(32)    (a)  2          (c)  4b(32)           June 1, 1977
                  6/29/77         2/18/81

   4a(33)    (l)  2b(33)     (c)  4b(33)           September 1, 1977
                                  2/18/81

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(49)    (b)  4(ii)      (b) 4(ii)             November 1, 1984 (No. 2)
                  1/4/85         1/9/85

   4a(50)    (a)  2          (a) 2                 July 1, 1985
                  8/2/85         8/2/85

   4a(51)    (c)  4a(51)     (c) 4a(51)            January 1, 1986
                  2/11/86        2/11/86

   4a(52)    (a)  2          (a) 2                 March 1, 1986
                  3/28/86        3/28/86

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(68)    (a)  4          (a) 4                 February 1, 1992 (No. 1)
                  2/27/92        2/28/92

   4a(69)    (a)  4          (a) 4                 February 1, 1992 (No. 2)
                  2/27/92        2/28/92

   4a(70)    (a)  4          (a) 4                 June 1, 1992 (No. 1)
                  6/17/92        6/11/92

   4a(71)    (a)  4          (a) 4                 June 1, 1992 (No. 2)
                  6/17/92        6/11/92

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(88)    (d)  4          (d) 4                 June 1, 1994
                  11/8/94        12/2/94

   4a(89)    (d)  4          (d) 4                 August 1, 1994
                  11/8/94        12/2/94

  4a(90)     (d)  4          (d) 4                 October 1, 1994 (No. 1)
                  11/8/94        12/2/94

   4a(91)    (d)  4          (d) 4                 October 1, 1994 (No. 2)
                  11/8/94        12/2/94

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

    4c(1)    (c)             (c)                   Indenture between PSE&G and First Union National
                  2/23/95        2/23/95           Bank, National Association (now known as First Union
                                                   National Bank), as Trustee, dated November 1, 1994,
                                                   providing for Deferrable Interest Subordinated
                                                   Debentures in Series

    4c(2)    (a)             (a)                   Supplemental Indenture between PSE&G and First
                  9/11/95        9/11/95           Fidelity Bank, National Association (now known as
             (d)  4d (2)     (d) 4d (2)            First Union National Bank), as Trustee, dated
                  5/13/98        5/13/98           September 1, 1995 providing for Deferrable Interest
                                                   Subordinated Debentures, Series B (relating to
                                                   Monthly Preferred Securities)

    4d(1)    (d)  4e (1)     (d) 4e(1)             Indenture between PSE&G and First Union National
                  5/13/98        5/13/98           Bank, as Trustee, dated June 1, 1996 providing for
                                                   Deferrable Interest Subordinated Debentures in
                                                   Series (relating to Quarterly Preferred Securities)

    4d(2)    (d)  4e(2)      (d) 4e(2)             Supplemental Indenture between PSE&G and First Union
                  5/13/98        5/13/98           National Bank, as Trustee, dated February 1, 1997
                                                   providing for Deferrable Interest Subordinated
                                                   Debentures, Series B (relating to Quarterly
                                                   Preferred Securities)

    4e(1)    (d)  4f         (d) 4f                Indenture between Public Service Enterprise Group
                  5/13/98        5/13/98           Incorporated and First Union National Bank, as
                                                   Trustee, dated January 1, 1998 providing for
                                                   Deferrable Interest Subordinated Debentures in
                                                   Series (relating to Quarterly Preferred Securities)

    4e(2)    (d)  4a         (d) 4a                First Supplemental Indenture to Indenture dated as
                  8/14/98        8/14/98           of January 1, 1998 between Public Service Enterprise
                                                   Group  Incorporated and First Union National Bank, as
                                                   Trustee, dated June 1, 1998 providing for the issuance of
                                                   Floating Rate Deferrable Interest Subordinated
                                                   Debentures, Series B (relating to Trust
                                                   Preferred Securities)

    4e(3)    (d)  4b         (d) 4b                Second Supplemental Indenture to Indenture dated as
                  8/14/98        8/14/98           of January 1, 1998 between Public Service Enterprise
                                                   Group Incorporated and First Union National Bank, as
                                                   Trustee, dated July 1, 1998 providing for the issuance of
                                                   Deferrable Interest Subordinated Debentures,
                                                   Series C (relating to Trust Preferred Securities)

     4f      (c)  4f         (c) 4f                Indenture dated as of November 1, 1998 between
                  2/X/00         2/X/00            Public Service Enterprise Group Incorporated and
                                                   First Union National Bank providing for the issuance
                                                   of Senior Debt Securities

      9                                            Inapplicable

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
   10a(1)    (e)  10a(1)     (e) 10a(1)            Directors' Deferred Compensation Plan
                  2/25/00        2/25/00

   10a(2)    (e)  10a(2)     (e) 10a(2)            Deferred Compensation Plan for Certain Employees
                  2/25/00        2/25/00

   10a(3)    (e)  10a(3)     (e) 10a(3)            Limited Supplemental Benefits Plan for Certain
                  2/25/00        2/25/00           Employees

   10a(4)    (e)  10a(4)     (e) 10a(4)            Mid Career Hire Supplemental Retirement Plan
                  2/25/00        2/25/00

   10a(5)    (e)  10a(5)     (e) 10a(5)            Retirement Income Reinstatement Plan
                  2/25/00        2/25/00

   10a(6)    (e)  10a(6)     (e) 10a(6)            1989 Long-Term Incentive Plan
                  2/22/99        2/22/99

   10a(7)                                          2001 Long-Term Incentive Plan

   10a(8)                                          Restated and Amended Management Incentive
                                                   Compensation Plan

   10a(9)    (d)  10         (d) 10                Employment Agreement with E. James Ferland dated
                  8/14/98        8/14/98           June 16, 1998

   10a(10)   (d)  10a(22)    (d) 10a(22)           Employment Agreement with Robert C. Murray dated
                  11/13/00       11/13/00          October 17, 2000

   10a(11)   (c)  10a(14)    (c) 10a(14)           Letter Agreement with Patricia A. Rado dated
                  2/26/94        3/9/94            March 24, 1993

   10a(12)   (d)  10a(21)    (d) 10a(21)           Employment Agreement with Alfred C. Koeppe dated
                  11/13/00       11/13/00          October 17, 2000

   10a(13)   (d)  10a(19)    (d) 10a(19)           Employment Agreement with Frank Cassidy dated
                  11/13/00       11/13/00          October 17, 2000

   10a(14)   (d)  10a(20)    (d) 10a(20)           Employment Agreement with Robert J. Dougherty, Jr.
                  11/13/00       11/13/00          dated October 17, 2000

   10a(15)   (e)  10a(14)    (e) 10a(14)           Directors' Stock Plan
                  2/22/99        2/22/99

   10a(16)   (c)  10a(16)    (c) 10a(16)           Letter Agreement with Harold W. Keiser dated January
                  2/23/98        2/23/98           5, 1998

   10a(17)   (e)  10a(16)    (e) 10a(16)           Global Deferred Compensation Plan
                  2/22/99        2/22/99

   10a(18)   (e)  10a(17)    (e) 10a(17)           Global 2001 Executive Long-Term Incentive Compensation Plan
                  2/22/99        2/22/99

   10a(19)   (e)  10a(20)    (e) 10a(20)           Energy Technologies Executive Incentive Compensation Plan
                  2/22/99        2/22/99

   10a(20)   (e)  10a(22)    (e) 10a(22)           Resources Annual Incentive Compensation Plan
                  2/22/99        2/22/99

     11                                            Inapplicable

     12                                            Computation of Ratios of Earnings to Fixed Charges

     13                                            Inapplicable

     16                                            Inapplicable

     18                                            Inapplicable

     21                                            Subsidiaries of the Registrant

                       PSEG
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
     22                                            Inapplicable

     23                                            Independent Auditors' Consent

     24                                            Inapplicable

     28                                            Inapplicable

     99                                            Inapplicable


                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
    3a(1)    (b)  3a         (b) 3a                Restated Certificate of Incorporation of PSE&G
                  8/28/86        8/29/86

    3a(2)    (c)  3a(2)      (c) 3a(2)             Certificate of Amendment of Certificate of Restated
                                 4/10/87           Certificate of Incorporation of PSE&G filed February
                                                   18, 1987 with the State of New Jersey adopting
                                                   limitations of liability provisions in accordance with
                                                   an amendment to New Jersey Business Corporation Act

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

    3b(1)    (d)             (d)                   Copy of By-Laws of PSE&G
                  8/8/00         8/8/00

    4a(1)    (f)  B-1        (c) 4b(1)             Indenture between PSE&G and Fidelity Union Trust
                                 2/18/81           Company, (now First Union National Bank, National
                                                   Association), as Trustee, dated August 1, 1924,
                                                   securing First and Refunding Mortgage Bond

                                                   Indentures between PSE&G and First Fidelity Bank, National
                                                   Association, as Trustee, supplemental to Exhibit
                                                   4a(1), dated as follows:

    4a(2)    (i)  7(1a)      (c) 4b(2)             April 1, 1927
                                 2/18/81

    4a(3)    (k)  2b(3)      (c) 4b(3)             June 1, 1937
                                 2/18/81

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(20)    (k)  2b(20)     (c) 4b(20)            June 1, 1967
                                 2/18/81

   4a(21)    (k)  2b(21)     (c) 4b(21)            June 1, 1968
                                 2/18/81

   4a(22)    (k)  2b(22)     (c) 4b(22)            April 1, 1969
                                 2/18/81

   4a(23)    (k)  2b(23)     (c) 4b(23)            March 1, 1970
                                 2/18/81

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(41)    (b)  4e         (b) 4e                April 1, 1982
                  4/29/82        5/5/82

   4a(42)    (a)  2          (a) 2                 September 1, 1982
                  9/17/82        9/20/82

   4a(43)    (a)  2          (a) 2                 December 1, 1982
                  12/21/82       12/21/82

   4a(44)    (d)  4(ii)      (d) 4(ii)             June 1, 1983
                  7/26/83        7/27/83

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(62)    (a)  4          (a)  4                July 1, 1990 (No. 2)
                  7/25/90         7/26/90

   4a(63)    (a)  4          (a)  4                June 1, 1991 (No. 1)
                  7/1/91          7/2/91

   4a(64)    (a)  4          (a)  4                June 1, 1991 (No. 2)
                  7/1/91          7/2/91

   4a(65)    (a)  4          (a)  4                November 1, 1991 (No. 1)
                  12/2/91         12/3/91

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(84)    (a)  4          (a)   4               February 1, 1994
                  2/3/94           2/14/94

   4a(85)    (a)  4          (a)   4               March 1, 1994 (No. 1)
                  3/15/94          3/16/94

   4a(86)    (a)  4          (a)   4               March 1, 1994 (No. 2)
                  3/15/94          3/16/94

   4a(87)    (d)  4          (d)   4               May 1, 1994
                  11/8/94          12/2/94

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
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

   4a(93)    (a)  4          (a)   4               January 1, 1996 (No. 2)
                  1/26/96          1/26/96

   4a(94)    (c)  4                                December 1, 1996
                  2/26/97

   4a(95)    (a)  4          (a)   4               June 1, 1997
                  6/17/97          6/17/97

   4a(96)    (a)  4          (a)   4               May 1, 1998
                  5/15/98          5/15/98

     4b      (b)  4          (b)   4               Indenture of Trust between PSE&G and Chase
                  12/1/93          12/1/93         Manhattan Bank (National Association), as Trustee,
                                                   providing for Secured Medium-Term Notes dated July
                                                   1, 1993

    4c(1)    (b)             (c)                   Indenture between PSE&G and First Fidelity Bank,
                  2/23/95          2/23/95         National Association (now known as First Union
                                                   National Bank), as Trustee, dated November 1, 1994,
                                                   providing for Deferrable Interest Subordinated
                                                   Debentures in Series

    4c(2)    (a)  4b(5)      (a)   4b(5)           Supplemental Indenture between PSE&G and First
                                                   Fidelity Bank, National Association (now known as

             (d)  4d(2)      (d)   4d(2)           First Union National Bank), as Trustee, dated
                  5/13/98          5/13/98         September 1, 1995 providing for Deferrable Interest
                                                   Subordinated Debentures, Series B (relating to
                                                   Monthly Preferred Securities)

    4d(1)    (d)  4e(1)      (d)   4e(1)           Indenture between PSE&G and First Union National
                  5/13/98          5/13/98         Bank, as Trustee, dated June 1, 1996 providing for
                                                   Deferrable Interest Subordinated Debentures in
                                                   Series (relating to Quarterly Preferred Securities)

    4d(2)    (d)  4e(2)      (d)   4e(2)           Supplemental Indenture between PSE&G and First Union
                  5/13/98          5/13/98         National Bank, as Trustee, dated February 1, 1997
                                                   providing for Deferrable Interest Subordinated
                                                   Debentures, Series B (relating to Quarterly
                                                   Preferred Securities)
                                                   Senior Note Indenture

                       PSE&G
---------------------------------------------------
                  EXHIBIT NUMBER
---------------------------------------------------
     THIS                PREVIOUS FILING
    ------     ------------------------------------
    FILING     COMMISSION    EXCHANGES
    ------     ----------    ---------
   10a(1)    (c)  10a(1)     (c) 10a(1)            Directors' Deferred Compensation Plan

   10a(2)    (c)  10a(2)     (c) 10a(2)            Deferred Compensation Plan for Certain Employees

   10a(3)    (c)  10a(3)     (c) 10a(3)            Limited Supplemental Benefits Plan for Certain
                                                   Employees

   10a(4)    (c)  10a(4)     (c) 10a(4)            Mid Career Hire Supplemental Retirement Plan

   10a(5)    (c)  10a(5)     (c) 10a(5)            Retirement Income Reinstatement Plan

   10a(6)    (c)  10a(6)     (c) 10a(6)            1989 Long-Term Incentive Plan

   10a(7)                                          2001 Long-Term Incentive Plan

   10a(8)                                          Restated and Amended Management Incentive
                                                   Compensation Plan

   10a(9)    (d)  10         (d)   10              Employment Agreement with E. James Ferland, dated
                  8/14/98          8/14/98         June 16, 1998

   10a(10    (c)  10a(13)    (c)   10a(13)         Letter Agreement with Patricia A. Rado dated
                  2/26/94          3/9/94          March 24, 1993

   10a(11)   (d)  10a(21)    (d)                   Employment Agreement with Alfred C. Koeppe dated
                  11/13/00                         October 17, 2000

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