Form 10-Q
period 2001-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2001-05-16
CIK 788784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


Commission       Registrant, State of Incorporation,          I.R.S. Employer
File Number         Address, and Telephone Number            Identification No.
----------- ----------------------------------------------   -------------------
001-09120    PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED        22-2625848
                    (A New Jersey Corporation)
                           80 Park Plaza
                           P.O. Box 1171
                   Newark, New Jersey 07101-1171
                           973-430-7000
                        http://www.pseg.com


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 2001, Public Service Enterprise Group Incorporated had outstanding 207,971,318 shares of its sole class of Common Stock, without par value.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                               1

Item 2.   Management's Discussion and Analysis of Financial                 18
             Condition and Results of Operations

Item 3.   Qualitative and Quantitative Disclosures About Market Risk        26


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 27

Item 4.   Submission of Matters to a Vote of Security Holders               27

Item 5.   Other Information                                                 28

Item 6.   Exhibits and Reports on Form 8-K                                  28

Signature                                                                   29

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)

                                                                                For the Quarters Ended
                                                                                      March 31,
                                                                       -------------------------------------
                                                                             2001                   2000
                                                                       --------------       ----------------

OPERATING REVENUES
   Generation                                                                     561                    530
   Electric Transmission and Distribution                                         364                    374
   Gas Distribution                                                             1,082                    747
    Trading                                                                       587                    614
   Other                                                                          220                    218
                                                                       --------------       ----------------
       Total Operating Revenues                                                 2,814                  2,483
                                                                       --------------       ----------------
OPERATING EXPENSES
   Energy Costs                                                                   756                    782
   Gas Costs                                                                      787                    480
   Operation and Maintenance                                                      538                    478
   Depreciation and Amortization                                                  108                     90
   Taxes Other Than Income Taxes                                                   48                     50
                                                                       --------------       ----------------
       Total Operating Expenses                                                 2,237                  1,880
                                                                       --------------       ----------------
OPERATING INCOME                                                                  577                    603
Other Income and Deductions                                                        13                     11
Interest Expense                                                                 (159)                  (137)
Preferred Securities Dividend Requirements
    and Premium on Redemption                                                     (24)                   (24)
                                                                       --------------       ----------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             407                    453
Income Taxes                                                                     (153)                  (183)
                                                                       --------------       ----------------
INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                                              254                    270
Extraordinary Loss on Early Retirement of Debt (net of tax)                        (2)                    --
Cumulative Effect of a Change in Accounting Principle (net of                       9                     --
tax)
                                                                       --------------       ----------------
NET INCOME                                                             $          261       $            270

                                                                       ==============       ================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (000's)                                                 208,390                216,437
                                                                       ==============       ================

EARNINGS PER SHARE (BASIC AND DILUTED):
INCOME BEFORE EXTRAORDINARY ITEM                                       $         1.22       $           1.25
   AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE
Extraordinary Loss on Early Retirement of Debt (net of tax)                     (0.01)                    --
Cumulative Effect of a Change in Accounting Principle (net of                    0.04                     --
tax)
                                                                       --------------       ----------------
NET INCOME                                                             $         1.25       $           1.25
                                                                       ==============       ================

DIVIDENDS PAID PER SHARE OF COMMON STOCK                               $         0.54       $           0.54
                                                                       ==============       ================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                (Unaudited)
                                                                                 March 31,               December 31,
                                                                                    2001                     2000
                                                                             -------------------      -------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                 $             183        $              102
   Restricted Cash                                                                          15                        --
   Accounts Receivable:
     Customer Accounts Receivable                                                          975                       778
     Other Accounts Receivable                                                             315                       431
     Allowance for Doubtful Accounts                                                       (55)                      (44)
   Unbilled Revenues                                                                       245                       357
   Fuel                                                                                    257                       431
   Materials and Supplies, net of valuation reserves-- 2001 and 2000,                      167                       155
     $11
   Prepayments                                                                              36                        31
   Energy Trading Contract                                                                 272                       799
   Other                                                                                    33                        99
                                                                             -------------------      -------------------
       Total Current Assets                                                              2,443                     3,139
                                                                             -------------------      -------------------
PROPERTY, PLANT AND EQUIPMENT
   Generation                                                                            3,111                     2,699
   Transmission and Distribution                                                         8,497                     8,479
   Other                                                                                   938                       790
                                                                             -------------------      -------------------
       Total                                                                            12,546                    11,968
   Accumulated Depreciation and Amortization                                            (4,478)                   (4,266)
                                                                             -------------------      -------------------
       Net Property, Plant and Equipment                                                 8,068                     7,702
                                                                             -------------------      -------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                     5,238                     4,995
   Long-Term Investments, net of accumulated amortization and
     Valuation allowances-- 2001, $25; 2000, $72                                         4,721                     4,545
   Nuclear Decommissioning Fund                                                            743                       716
   Other Special Funds                                                                     109                       122
   Other, net of accumulated amortization-- 2001 and 2000, $19                             372                       307
                                                                             -------------------      -------------------
       Total Noncurrent Assets                                                          11,183                    10,685
                                                                             -------------------      -------------------

TOTAL ASSETS                                                                 $          21,694        $           21,526
                                                                             ===================      ===================
See Notes to Consolidated Financial Statements.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                (Unaudited)
                                                                                 March 31,                December 31,
                                                                                    2001                      2000
                                                                             -------------------       -------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                        $             653         $             667
   Commercial Paper and Loans                                                              553                     2,885
   Accounts Payable                                                                        796                     1,001
   Accrued Taxes                                                                           194                        24
   Energy Trading Contracts                                                                238                       730
   Other                                                                                   523                       405
                                                                             -------------------       -------------------
       Total Current Liabilities                                                         2,957                     5,712
                                                                             -------------------       -------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                         3,124                     3,107
   Regulatory Liabilities                                                                  412                       470
   Nuclear Decommissioning                                                                 743                       716
   OPEB Costs                                                                              460                       448
   Cost of Removal                                                                         157                       157
   Other                                                                                   456                       415
                                                                             -------------------       -------------------
       Total Noncurrent Liabilities                                                      5,352                     5,313
                                                                             -------------------       -------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                      --                        --
                                                                             -------------------       -------------------

CAPITALIZATION
   LONG-TERM DEBT
     Long-Term Debt                                                                      5,828                     5,297
     Subsidiary's Securitization Debt                                                    2,466                        --
                                                                             -------------------       -------------------
       Total Long-Term Debt                                                              8,294                     5,297

   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                           80                        95
     Preferred Stock With Mandatory Redemption                                              --                        75
     Guaranteed Preferred Beneficial Interest in Subordinated                              888                     1,038
Debentures
                                                                             -------------------       -------------------
       Total Subsidiaries' Preferred Securities                                            968                     1,208
                                                                             -------------------       -------------------

   COMMON STOCKHOLDERS' EQUITY
     Common Stock, issued:  231,957,608 shares                                           3,603                     3,604
     Treasury Stock, at cost: 2001 and 2000--23,986,290 shares                            (895)                     (895)
     Retained Earnings                                                                   1,641                     1,493
     Accumulated Other Comprehensive Loss                                                 (226)                     (206)
                                                                             -------------------       -------------------
       Total Common Stockholders' Equity                                                 4,123                     3,996
                                                                             -------------------       -------------------
         Total Capitalization                                                           13,385                    10,501
                                                                             -------------------       -------------------
TOTAL LIABILITIES AND CAPITALIZATION                                         $          21,694         $          21,526
                                                                             ===================       ===================

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                         For the Quarters Ended
                                                                                                March 31,
                                                                                 ----------------------------------------
                                                                                       2001                   2000
                                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $           261        $           270
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                             108                     90
   Amortization of Nuclear Fuel                                                               27                     26
   Recovery of Electric Energy and Gas Costs-- net                                           (80)                    16
   Provision for Deferred Income Taxes and ITC-- net                                         (15)                    29
   Investment Distributions                                                                   86                     12
   Equity Income from Partnerships                                                           (25)                   (11)
   Unrealized Gains on Investments                                                           (37)                   (31)
    Leasing Activities                                                                         2                    (18)
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                         (15)                    --
     Accounts Receivable and Unbilled Revenues                                                42                   (105)
     Inventory-Fuel and Materials and Supplies                                               162                    137
     Prepayments                                                                              (5)                    24
     Accounts Payable                                                                       (205)                    64
     Accrued Taxes                                                                           172                    185
     Other Current Assets and Liabilities                                                    217                     44
   Other                                                                                     (72)                    35
                                                                                 -----------------      -----------------
     Net Cash Provided By Operating Activities                                               623                    767
                                                                                 -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding IDC and AFDC                       (356)                  (149)
   Net Change in Long-Term Investments                                                       (58)                   (62)
   Other                                                                                      --                     (8)
                                                                                 -----------------      -----------------
     Net Cash Used in Investing Activities                                                  (414)                  (219)
                                                                                 -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                          (2,332)                  (770)
   Issuance of Long-Term Debt                                                              3,088                    300
   Deferred Issuance Costs                                                                  (200)                    --
   Redemption/Purchase of Long-Term Debt                                                    (330)                   (99)
   Redemption of Preferred Securities                                                       (240)                    --
   Purchase of Treasury Stock                                                                 --                     --
   Cash Dividends Paid on Common Stock                                                      (112)                  (117)
   Other                                                                                      (2)                    --
                                                                                 -----------------      -----------------
     Net Cash Provided By (Used In) Financing Activities                                    (128)                  (686)
                                                                                 -----------------      -----------------
Net Change in Cash and Cash Equivalents                                                       81                   (138)
Cash and Cash Equivalents at Beginning of Period                                             102                    259
                                                                                 -----------------      -----------------
Cash and Cash Equivalents at End of Period                                       $           183        $           121
                                                                                 =================      =================

Income Taxes Paid                                                                $             8        $             1
Interest Paid                                                                    $           108        $            96

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Public Service Enterprise Group Incorporated (PSEG) is an exempt public utility holding company which has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services).

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in PSEG's 2000 Annual Report on Form 10-K. These Notes update and supplement matters discussed in PSEG's 2000 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in PSEG's 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgment, which depends on the relevant facts and circumstances. In the first quarter of 2001, based on the analysis and interpretation of EITF 99-19, PSEG reported all the revenues and cost of goods sold on a gross basis for the energy related transactions. The prior year financial statements for PSEG and its subsidiaries have been restated for comparability purposes.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective on January 1, 2001. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSEG adopted SFAS 133 effective January 1, 2001. In accordance with SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change in tandem with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is initially reported as a component of Other Comprehensive Income and subsequently reclassified into Earnings along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in Earnings immediately. Additionally, contracts that do not in their entirety meet the definition of a derivative instrument, may contain implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument. These implicit or explicit terms are considered "embedded derivatives." The effect of embedding a derivative instrument in another type of contract is that some or all of the cash flows or other exchanges that otherwise would be required by the contract, will be modified based on one or more underlying. Embedded derivative instruments are required to be accounted for as a derivative instrument in accordance with SFAS 133 if certain criteria are met. PSEG does not have any fair value hedges, nor does it hold any derivatives that are not designated as hedges. See Note 9, Adoption of Statement of Financial Accounting Standard No. 133.

     The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), has issued tentative guidance regarding certain derivative contracts and eligibility of those contracts for the normal purchases and sales exceptions. PSEG and its subsidiaries are currently evaluating this tentative guidance and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to an affiliate of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

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

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

     In October and November 1999, appeals were filed challenging the validity of the Finance Order, as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests of the New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate and Co-Steel Raritan, an individual PSE&G customer. On December 6, 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The 10-day period during which a party may request reconsideration of this order has expired and thus the New Jersey Supreme Court decision is final. As with any New Jersey Supreme Court decision, a party may request the court to enlarge this 10-day period under its rules. However, Management believes that, in light of the language of the court's order determining that it is in the public interest to expedite the disposition of the appeals, this relief would be extraordinary and that reconsideration would not be granted in any event. Although the opinions of the New Jersey Supreme Court justices relating to the order have not been issued, that does not affect the finality of the order.

     In August 2000, in compliance with the Final Order, PSE&G transferred its electric generation business to Power and its subsidiaries in exchange for Power's promissory note in the amount of $2.786 billion.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its $2.786 billion promissory note used to finance the transfer of its generation business. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari (Petition) with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision, the granting of which is entirely discretionary with the Court. In order to be considered, the Petition must be made within 90 days of the final state supreme court order and must demonstrate that an important federal question was decided by the state court. The Clerk of the United States Supreme Court (Clerk) has directed that briefs in opposition to the Petition will be due 30 days after the New Jersey written opinions are received. On March 19, 2001, the RPA filed a letter with the Clerk asking the Court to confirm that the RPA was not otherwise out of time to file a Petition. The Clerk indicated in response that the time for requesting certiorari began to run on December 6, 2000.

Asset Transfer to Power

     As noted above, PSE&G transferred its electric generating business and wholesale power contracts to Power and its subsidiaries in August 2000. The transfer price, as specified in the BPU order, was $2.443 billion plus $343 million for other generating related assets and liabilities. Because the transfer was between affiliates, PSE&G and Power recorded the sale at the net book value of the assets and liabilities rather than the transfer price. The difference between the total transfer price and the net book value of the generation-related assets and liabilities was recorded as an equity adjustment on PSE&G's and Power's respective Consolidated Balance Sheets. These amounts are eliminated on PSEG's consolidated financial statements. Power settled the promissory note on January 31, 2001, with funds provided from PSEG in the form of equity and loans.

Note 4. Regulatory Assets and Liabilities

     PSEG deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                        March 31,         December 31,
                                                                          2001                2000
                                                                      ---------------    -----------------
                                                                            (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Securitized...........................               $4,273              $4,093
   SFAS 109 Income Taxes......................................                  311                 285
   OPEB Costs.................................................                  227                 232
   Societal Benefits Charges (SBC)............................                   68                 135
   Underrecovered Gas Costs...................................                   54                  --
   Environmental Costs........................................                   74                  13
   Unamortized Loss on Reacquired Debt and Debt Expense.......                  101                 104
   Non-Utility Market Transition Charge.......................                   22                   7
   Other......................................................                  108                 126
                                                                      ---------------    -----------------
       Total Regulatory Assets................................               $5,238              $4,995
                                                                      ===============    =================

Regulatory Liabilities:
   Excess Depreciation Reserve................................                 $412                $444
   Overrecovered Gas Costs....................................                  --                   26
                                                                      ---------------    -----------------
       Total Regulatory Liabilities...........................                 $412                $470
                                                                      ===============    =================

Note 5.  Commitments and Contingent Liabilities

Pending Asset Purchases

     Delmarva Power and Light Company (DP&L) and Atlantic City Electric  Company
(ACE), subsidiaries of Conectiv, are co-owners of the Salem Nuclear Generating Station (Salem) and the Peach Bottom Atomic Power Station (Peach Bottom) with Power and Exelon Generation LLC (Exelon). Additionally, Power and ACE are co-owners of the Hope Creek Generating Station (Hope Creek). In 1999, Power entered into agreements with Conectiv, DP&L, ACE and Exelon pursuant to which Power would acquire all of DP&L's and ACE's interests in Salem and Hope Creek and half of DP&L's and ACE's interest in Peach Bottom (a total of 544 MW) for a purchase price of $15.4 million plus the net book value of nuclear fuel at the respective closing dates. In December 2000, the DP&L portion of the transaction (246 MW) closed. In October 2000, Power entered into a Wholesale Transaction Confirmation agreement (Agreement) with ACE under which Power obtains 298 MW of generation capacity and output representing the portion of ACE's interest in Salem, Hope Creek and Peach Bottom to be acquired. Under this Agreement, Power receives all revenue and pays all expenses associated with this 298 MW of generating capacity and output through the date that the purchase transaction closes. Power has been advised by Conectiv that the Ratepayer Advocate, by letter to the BPU dated October 26, 2000, has objected to and challenged this financial transaction.

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. Power and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSEG does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

Manufactured Gas Plant Remediation Program

     PSE&G is currently working with the NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former manufactured gas plant sites. To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The costs for this remediation effort are recovered through the SBC.

     Net of recoveries, costs incurred through March 31, 2001 for the Remediation Program amounted to $129 million. In addition, at March 31, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot be reasonably estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River
"facility," comprised of four former manufactured gas plants (MGP), one operating electric generating station and one former generating station. Costs to clean up former MGPs are recoverable from utility customers under the SBC. The operating electric generating station has been transferred to Power, which is responsible for its remediation. PSEG cannot predict what action, if any, the EPA or any third party may take against PSE&G and/or Power with respect to these matters, or in such event, what costs PSE&G and/or Power may incur to address any such claims. However, such costs may be material.

New Source Review

     The EPA and NJDEP issued a demand to PSE&G in March 2000 under section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable New Source Review regulations. As a result of the transfer of the generating business by PSE&G to Power, the responsibility for these environmental requirements now rests with Power. Power completed its response to the section 114 information request in November 2000. Based upon the information provided to the EPA it is likely that the EPA will seek to enforce the requirements of the New Source Review program at Hudson 2 and Mercer 1 and 2. Power is currently in discussions with the EPA and NJDEP to resolve the matter. However, it is uncertain whether these discussions will be successful and capital costs of compliance could approximate $300 million. These costs are not currently included in Power's business plans.

     The EPA indicated that it is considering enforcement action against Power under its PSD rules relating to the construction that is currently in progress for Bergen 2, scheduled for operations in 2002. The EPA maintains that Prevention of Significant Deterioration (PSD) requirements are applicable to Bergen 2, thereby requiring Power to obtain a permit prior to the commencement of construction. To obtain such a permit, an applicant must demonstrate that the additional emission source will not cause significant deterioration of the air shed in the vicinity of the plant. The time required to obtain such a permit is estimated at 12-18 months. Power vigorously disputes that PSD requirements are applicable to Bergen 2 and is continuing construction. The NJDEP has informally indicated it agrees with Power's position. Settlement discussions are underway with the EPA.

Note  6.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Commodity-Related Instruments

     Power

     At March 31, 2001 and December 31, 2000, Power held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments. Power use futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At March 31, 2001, Power had outstanding commodity financial instruments with a notional contract quantity of 53.4 million megawatt-hours (mWh) of electricity and 14.4 million MMBTU (million British thermal units) of natural gas. At December 31, 2000, Power had outstanding commodity financial instruments with a notional contract quantity of 54.0 million mWh of electricity and 67.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     PSE&G's and Power's energy trading and related contracts have been marked to market and gains and losses from such contracts were included in earnings. Power recorded $(10.7)million of unrealized losses in the quarter ended March 31, 2001 and PSE&G recorded $1.6 million of unrealized gains in the quarter ended March 31, 2000.

     The fair value of the financial instruments that are marked-to-market are based on management's best estimates using over-the counter quotations, exchange prices, volatility factors and valuation methodology. The estimates presented herein are not necessarily indicative of the amounts that Power could realize in a current market exchange. The fair values as of March 31, 2001 and December 31, 2000 and the average fair values for the periods then ended of PSE&G's and Power's significant financial instruments related to energy commodities are summarized in the following table:



                                                          March 31, 2001                  December 31, 2000
                                                    ---------------------------       ---------------------------
                                                      Fair           Average            Fair          Average
                                                     Value         Fair Value          Value         Fair Value
                                                    ---------      ------------       ---------     -------------
                                                      (Millions of Dollars)             (Millions of Dollars)

         Futures and Options NYMEX.............         $1             $1                  $6               $(1)
         Physical forwards.....................         25             25                  19                23
         Options-- OTC.........................         76            110                 184                68
         Swaps.................................        (57)           (73)               (138)              (43)

     PSE&G and Power routinely enter into exchange traded futures and options transactions for electricity and natural gas as part of its wholesale trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits at March 31, 2001 and December 31, 2000 was approximately $1 million.

Equity Securities -- Energy Holdings

     PSEG Resources Inc. (Resources), a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at March 31, 2001 and December 31, 2000 were $65 million and $115 million, respectively. The decrease in fair value was primarily due to the sale of its interest in FleetBoston Financial Corporation which had a book value of $30 million on December 31, 2000 and lower valuation of publicly traded equity securities within Resources' portfolio. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $5 million and $9 million at March 31, 2001 and December 31, 2000, respectively.

Foreign Currencies -- Energy Holdings

     As of March 31, 2001, Global and Resources had international assets of approximately $2.023 billion and $1.210 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Germany, China and New Zealand with associated revenues denominated in U.S. dollars, and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in projects that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Peru, Poland, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the $US, there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and other comprehensive income, a separate component of stockholder's equity. As of March 31, 2001, net foreign currency devaluations have reduced the reported amount of Energy Holdings' total stockholder's equity by $205 million, $154 million of which was caused by the devaluation of the Brazilian Real.


Credit Risk

     Credit risk relates to the risk of loss that PSEG and its subsidiaries would incur as a result of non-performance by counterparties, pursuant to the terms of their contractual obligations. PSEG has established credit policies that it believes significantly minimize its exposure to credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which may allow for the netting of positive and negative exposures associated with a single counterparty.

     The deregulation of the California power market has produced significant unanticipated results in the past year. The California Public Utility Commission, (CPUC) as part of deregulation, froze the rates that utilities can charge their retail and business customers in California and prohibited the utilities from buying power on a forward basis, while wholesale power prices were not subjected to limits. In the past year, an increase in demand coupled with a reduced supply of power has caused a severe imbalance in the market. Such imbalance has led to unprecedented wholesale prices.

     As a result of this situation, two major California utilities that are subject to the retail price cap, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers costs paid for power. As a consequence, these utilities have defaulted under a variety of contractual obligations. On April 6, 2001, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     GWF, Hanford and Tracy Qualifying Facilities (QF) have continued to honor their contractual obligations to PG&E under existing QF contracts. To date they have refrained from pursuing collection remedies with respect to PG&E's default, and have been actively involved in being part of the solution to stabilize energy prices through the application of a long-term energy pricing methodology (for a five-year period). On March 27, 2001, the CPUC approved a plan to assure the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since December 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates to help the state's utilities recover significantly higher wholesale energy costs. It is expected further that legislation will be developed to enable the California utilities to finance, over a longer term, the difference between the wholesale prices that have been paid and the retail prices received during the latter half of 2000. On April 11, 2001, management at Global's project affiliates received a letter from PG&E addressed to QF owners stating that they intended to pay the QFs for power delivered commencing April 6, 2001 at 9:00 A.M. (the date and time of their bankruptcy petition). On April 17, 2001 and May 2, 2001, the project affiliates received $3 million and $5 million respectively, from PG&E representing payments for all energy delivered for the period from the time of the bankruptcy petition through April 30, 2001. Global cannot predict the timing or ultimate outcome of the legislative process, or the payment of future amounts by PG&E.

     As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $40 million. Of this amount, $8 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of $32 million. Global's pro-rata share of this net receivable was $15 million.

     As of April 6, 2001, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to $62 million. Of this amount, approximately $20 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $42 million. Global's pro-rata share of this net receivable was approximately $20 million.

Interest Rates

     PSEG is subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2001, a hypothetical 10% change in market interest rates would result in a $11 million change in annual interest costs related to short-term and floating rate debt at PSEG.

Note7.  Income Taxes

     PSEG's effective income tax rate is as follows:

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                      2001             2000
                                                                                   -----------      ------------
     Federal tax provision at statutory rate.............................               35.0%            35.0%
     New Jersey Corporate Business Tax, net of Federal benefit...........                5.9%             5.9%
     Other-- net.........................................................               (3.3)%
                                                                                                         (0.5)%
                                                                                   -----------      ------------
          Effective Income Tax Rate......................................              37.6%             40.4%
                                                                                   ===========      ============

     PSEG's effective tax rate differs from the statutory income tax rate primarily due to the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings.

Note 8.  Financial Information by Business Segments

     Information related to the segments of PSEG's business is detailed below:


----------------------------------------------------------------------------------------------------------------------------

                                                                                       Energy                  Consolidated
                               Generation   Trading    T & D    Resources   Global   Technologies  Other (A)     Total
                               -----------  --------  --------  ----------  -------  ------------  ----------  -------------
                                                                  (Millions of Dollars)
For the Quarter Ended
March 31, 2001:
Total Operating Revenues...           $561      $587    $1,952        $33       $84         $102      $(505)        $2,814
Income Before                          $72       $30      $109         $3       $48         $ (3)     $  (5)          $254
Extraordinary Item and
Cumulative Effect of a
Change in Accounting
Principle..................
Extraordinary Loss on Early
Retirement of Debt...........           --        --        --         --        (2)          --         --             (2)
Cumulative Effect of a Change in
Accounting Principle.........           --        --        --         --         9           --         --              9
Segment Net Income (Loss)..            $72       $30      $109         $3       $55          $(3)       $(5)          $261
                               ===========  ========  ========  ==========  =======  ============  ==========  =============

----------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
March 31, 2000:
Total Operating Revenues...           $530      $614    $1,121        $66       $38         $113        $ 1         $2,483
Segment Net Income (Loss)..           $109       $17      $122        $27        $4         $ (6)       $(3)          $270
                               ===========  ========  ========  ==========  =======  ============  ==========  =============

----------------------------------------------------------------------------------------------------------------------------

As of March 31, 2001:
Total Assets...............         $3,665      $522   $13,767     $2,547    $2,542         $330    $(1,679)       $21,694
                               ===========  ========  ========  ==========  =======  ============  ==========  =============


----------------------------------------------------------------------------------------------------------------------------

As of December 31, 2000:
Total Assets...............         $3,439    $1,091   $15,267     $2,564    $2,271         $312    $(3,418)       $21,526
                               ===========  ========  ========  ==========  =======  ============  ==========  =============

--------------------------------------------------------------------------------------------------------------------------

(A)  PSEG's  other  activities   include  amounts  applicable  to  PSEG  (parent
     corporation),  Energy  Holdings  (parent  corporation),   Enterprise  Group
     Development Corporation and intercompany  eliminations,  primarily relating to  intercompany  transactions  between  Power and  PSE&G.  The net  losses primarily relate to financing and certain  administrative and general costs at the parent corporations.

     Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings.



                                                 Revenues (1)                     Identifiable Assets
                                           --------------------------  -------------------------------------
                                                Quarter Ended
                                                  March 31,                March 31,            December 31,
                                           --------------------------     --------------      -----------------
                                             2001            2000             2001                 2000
                                           ----------      ----------     --------------      -----------------
                                            (Millions of Dollars)                (Millions of Dollars)

United States.........................       $2,763          $2,435            $18,255                $17,806
Foreign Countries (2).................           51              48              3,233                  2,990
                                           ----------      ----------     --------------      -----------------
     Total............................       $2,814          $2,483            $21,488                $20,796
                                           ==========      ==========     ==============      =================


Identifiable investments in foreign countries include:
      Netherlands                                                                 $825                   $815
      Chile and Peru (3)                                                           550                    520
      Argentina                                                                    485                    470
      Brazil (4)                                                                   293                    295
      Other                                                                      1,080                    890
                                                                         ---------------      -----------------
Total                                                                           $3,233                 $2,990
                                                                         ===============      =================

(1) Revenues are attributed to countries based on the locations of the investments. Certain of Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(229) million (pre-tax) as of March 31, 2001 and $(225) million (pretax) as of December 31, 2000.

(3) Amount is net of foreign currency translation adjustment of $(43) million (pre-tax) as of March 31, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4) Amount is net of foreign currency translation adjustment of $(171) million (pre-tax) as of March 31, 2001 and $(167) million (pre-tax) as of December 31, 2000.


Note 9. Adoption of Statement of Financial Accounting Standards No. 133

     The nature of PSEG's bbusiness activities involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. PSEG's policy is to use derivative financial instruments to manage certain of those risks, consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers, which utilizes an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices for all of its subsidiaries. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     At January 1, 2001, PSEG's recorded a cumulative effect from adopting this accounting change, as follows:

                                                                      Other
                                                                  Comprehensive
                                                 Earnings            Income
                                              --------------    ----------------
                                                   (Millions of Dollars)
Fair value of derivative assets.............    $22.7              $  0.4
Fair value of derivative liabilities........       --               (41.0)
Income tax effects..........................     (7.9)               14.2
Minority interests effects..................     (6.0)               12.0
                                              -----------      ----------------
Total cumulative effect of a change in
  accounting principle......................    $ 8.8              $(14.8)
                                              -----------      ----------------

     The cumulative effect on earnings included one significant element associated with a Power Purchase Agreement (PPA). An Energy Holdings' affiliate entered into a PPA that provides for indexation of foreign currencies to the $US over the tariff collection period. The indexation provides for an increased amount of foreign currency to be provided to the affiliated entity in the event of currency devaluation.

     The indexation portion of the PPA is considered an embedded derivative and has been recognized and valued separately as a derivative instrument. As currencies devalue/revalue in relation to the $US, the derivative increases/decreases in value equal to the discounted present value of additional units of foreign currency (measured in $US) over the life of the PPA. This increased/decreased value is reported on the balance sheet as an asset/liability. To the extent that such indexation is provided to hedge foreign currency debt exposure, the offsetting amount is recorded in Other Comprehensive Income. Amounts will be amortized from Other Comprehensive Income to Earnings over the life of the debt upon commercial operation of the project, expected to occur in the third quarter of 2001. To the extent such indexation is provided to hedge an equity return in $US, the offsetting amount is recorded in Earnings. The total value of this embedded derivative was recorded on January 1, 2001 as a transition adjustment to Earnings as required by SFAS 133. All changes in fair value of this embedded derivative recorded subsequent to January 1, 2001 impact both Other Comprehensive Income and Earnings, as described above.

     The cumulative effect on Other Comprehensive Income was attributable to marking to market interest rate swaps used to hedge variable-rate borrowings. Decreases in the fair values of these instruments subsequent to January 1, 2001, were attributable to declines in interest rates since inception of the hedging arrangements and will be recognized contemporaneously in earnings in future periods by offsetting lower interest expense associated with the hedged items.

     A reconciliation of current period changes, net of applicable income taxes, in the separate component of Other Comprehensive Income follows.


                                                       (Millions of Dollars)
Transition adjustment as of January 1, 2001.......           $(14.8)
Current period declines in fair value - net.......             (0.6)
Reclassification to earnings - net................              0.2
                                                         --------------
Balance at March 31, 2001.........................           $(15.5)
                                                         --------------

     As of March 31, 2001 the fair values of PSEG's derivative assets and liabilities were $31 million and $46 million, respectively. The fair values of such derivative assets and liabilities were recorded on the consolidated balance sheet in Other Assets and Other Noncurrent Liabilities, respectively.

     Additional disclosures required by SFAS No. 133 are provided in the following paragraphs.

     Hedges of Future Cash Flows

     The ineffective portion of changes in fair values of interest rate swaps, reported in first quarter earnings, amounted to $0.6 million, net of income taxes and minority interest. This amount was recorded in Other Income.

     At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was twenty years subsequent to the commencement of commercial operation of an electric generation facility of an Energy Holdings' affiliate in Rades, Tunisia, expected to occur in the third quarter of 2001.

     Hedges of Recognized Assets, Liabilities and Firm Commitments - Embedded Derivative

     The indexation portion of the PPA that hedged foreign currency equity exposure reported in first quarter earnings, amounted to $1 million, net of income taxes and minority interest.

     The FASB's Derivative Implementation Group has issued tentative guidance regarding certain derivative contracts and eligibility of those contracts for the normal purchases and sales exceptions. Energy Holdings and its subsidiaries are currently evaluating this tentative guidance in light of its potential impacts on the implementation of SFAS 133 and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Concluded

Note 10.  Comprehensive Income

Comprehensive Income, Net of Tax:


                                                                                          Quarters Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                      2001             2000
                                                                                   ------------     ------------
                                                                                      (Millions of Dollars)
     Net income..........................................................               $261             $270
     Foreign currency translation, (net of tax of $0.2 and
          $(3.1) for 2001 and 2000, respectively)........................                 (2)              28
     Cumulative effect of a change in accounting principle
           (net of tax of $8 and net of $3 and minority interest of $12).                (15)              --
     Derivatives qualifying as hedges....................................                 (5               --
                                                                                   ------------     ------------
          Comprehensive income...........................................               $239             $298
                                                                                   ============     ============

Note. 11  Subsequent Events

     On April 9 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of loans from PSEG. Power plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2001. Each series of Senior Notes received investment grade ratings from Moody's Investors Service, Fitch, Inc. and Standard & Poor's Rating Services. In connection with the issuance of the Senior Notes, the forward starting interest rate swaps were terminated for $5.3 million .

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 2000 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Results of Operations

                                                Earnings (Losses)
                                          -------------------------------
                                                  Quarter Ended
                                                    March 31,
                                          -------------------------------
                                             2001               2000
                                          ------------       ------------
                                              (Millions of Dollars)
      PSE&G.........................           $109               $248
      Energy Holdings...............             54                 25
      Power.........................            102                 --
      PSEG*.........................             (4)                (3)
                                          ------------       ------------
            Total PSEG..............           $261               $270
                                          ============       ============


                                          Contribution to Earnings
                                                  Per Share
                                             (Basic and Diluted)
                                        -------------------------------
                                                Quarter Ended
                                                  March 31,
                                        -------------------------------
                                            2001               2000
                                        --------------     ------------
      PSE&G..........................         $0.52              $1.15
      Energy Holdings................          0.26               0.11
      Power..........................          0.49                 --
      PSEG*..........................          (0.02)            (0.01)
                                        --------------     ------------
            Total PSEG...............         $1.25              $1.25
                                        ==============     ============

* Includes after tax effect of interest on certain financing transactions and certain general and administrative costs.

     Basic and diluted earnings per share of PSEG common stock (Common Stock) were $1.25 for the quarter ended March 31, 2001, representing no change from the comparable 2000 period.

     PSE&G's and Power's contribution to earnings per share of Common Stock for the quarter ended March 31, 2001 decreased $0.14 or 12% from the comparable 2000 period. The decrease for the quarter ended March 31, 2001 was primarily due to an additional 2% electric rate reduction combined with the amortization of the stranded cost regulatory asset beginning in February 2001. These decreases were partially offset by higher profits from trading activities and increased sales due to colder weather.

     Energy Holdings contribution to earnings per share of Common Stock for the quarter ended March 31, 2001 increased $0.15 from the comparable 2000 period, primarily due to payments received relating to Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership which are expected to total up to $290 million over the next five years, subject to certain contingencies.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter ended March 31, 2001 increased $0.04 from the comparable 2000 period. A total of 24.2 million shares were repurchased at a cost of approximately $905 million under this program as of March 31, 2001.

Revenues

     Generation

     Generation revenues increased $31 million or 6% for the quarter ended March 31, 2001 from the comparable period in 2000 primarily due to an increase associated with increased load served under the BGS contract with PSE&G. This increased load is due to customers returning to PSE&G from third party suppliers (TPS) as wholesale market prices have typically exceeded fixed BGS rates. As of March 31, 2001 TPS were serving approximately 6% of the customer load traditionally served by PSE&G as compared to the March 31, 2000 level of 11%. Also contributing to the increase were $9 million in higher ancillary services revenues and approximately $9 million in revenues from new developments subsequent to the first quarter of 2000. The increases was partially offset by the additional 2% rate reduction, which was effective as of February 7, 2001, which reduced revenues by approximately $12 million.

         Transmission and Distribution

     Transmission and Distribution revenues increased $325 million or 29% for the quarter ended March 31, 2001 from the comparable period in 2000 primarily due to increases in natural gas prices being passed along to gas customers under certain transportation only contracts. Under these contracts, PSE&G is responsible only for delivery of gas to its customers. Such customers are responsible for payment to PSE&G for the cost of the commodity and as PSE&G's costs on behalf of these customers increase, the customer's rates to cover the costs of gas will increase. Also contributing to this increase were higher sales resulting from colder weather in the first quarter of 2001 as compared to the same period in 2000 and higher rates approved by the BPU to allow PSE&G to recover for increasing natural gas costs.

     Trading

     Trading revenues decreased $27 million or 4% for the quarter ended March 31, 2001 from the comparable period in 2000 due to lower trading volumes resulting from increased market volatility. These decreased revenues were more than offset by decreased trading costs as discussed below in Energy Costs.

     Other

     Other revenues increased $2 million or 2% for the quarter ended March 31, 2001 as compared to the same period in 2000. Revenues in 2001 were favorably impacted by Global's withdrawal from its interest in the Eagle Point
Cogeneration Partnership in exchange for a series of payments through 2005, expected to total up to $290 million. Global realized an increase in revenues of $46 million for the quarter ended March 31, 2001, as compared to the same period in 2000 primarily related to the withdrawal from the Eagle Point Cogeneration Partnership. In addition, revenues were further enhanced by an increase of $9 million due to higher leveraged lease income from continued investment by Resources in such financing transactions. These increases were partially offset by lower Net Investments Gains (Losses) of $46 million primarily due to a net decrease in the carrying value of publicly traded equity securities in Resources' leveraged buyout funds.


     Energy Costs

     Energy Costs decreased $26 million or 3% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to $49 million in lower costs related to trading activities, resulting from lower trading volumes. Also contributing to the decreased Energy Costs were lower costs for nuclear generation. The decreases were partially offset by higher fuel costs for generation, including $31 million resulting from higher natural gas prices.

     Gas Costs

     Gas Costs increased $307 million or 64% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to the higher prices for natural gas. Also contributing to the increase was higher demand for natural gas due to colder weather in the first quarter of 2001 as compared to the same period in 2000.

     Operations and Maintenance

     Operations and Maintenance expense increased $60 million or 13% primarily due to planned outage work in the first quarter of 2001, lower capital project work for the quarter ended March 31, 2001 as compared to the same period in 2000, higher expenses relating to projects going into operation subsequent to the first quarter of 2000 and a change in the accrual for the anticipated cost of removal for generating stations.

     Depreciation and Amortization

     Depreciation and Amortization expense increased $18 million or 20% for the quarter ended March 31, 2001 from the comparable 2000 period. The increase was primarily due the amortization of the regulatory asset recorded for PSE&G's stranded costs beginning in February 2001.

     Interest Expenses

     Interest Expense increased $22 million or 16% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to increased long-term debt.

Liquidity and Capital Resources

     PSEG

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

     Dividend payments on Common Stock were $0.54 per share and totaled approximately $112 million and $117 million for the quarters ended March 31, 2001 and 2000, respectively. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternate investment opportunities and other factors.

     PSE&G

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation assets to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $117 million to PSEG for the quarters ended March 31, 2001 and 2000, respectively. These amounts were used to fund PSEG's Common Stock dividends.

     In March 2001, PSE&G redeemed all of its $150 million of 9.375% Series A cumulative income preferred securities, all of its $75 million of 5.97% preferred stock, $15 million of its 6.75% preferred stock and $52 million of its floating rate notes due December 7, 2002.

     Power

     In 2000, Power financed the transfer of the generation assets from PSE&G through the issuance of a $2.786 billion promissory note. On January 31, 2001, through $1.2 billion of equity infusions and $1.62 billion of loans from PSEG, Power repaid this note to PSE&G. On April 9, 2001, Power issued $1.8 billion of its Senior Notes, the proceeds of which were used primarily to replace its interim financing from PSEG. It is expected that Power's future capital needs will be funded with cash generated from operations and may be supplemented with external financings, equity infusions from PSEG and other project financing alternatives as dictated by Power's growth strategy. Any inability to obtain required additional external capital at reasonable interest rates may affect Power's financial condition, results of operations and net cash flows.

     Energy Holdings

     It is intended that Global and Resources will continue to provide the earnings and cash flow for Energy Holdings' long-term growth. Resources' investments are designed to produce immediate cash flow and earnings that enable Global and Energy Technologies to focus on longer investment horizons. During the next five years, Energy Holdings will need material capital to fund its planned growth. In addition to cash generated from operations, Energy Holdings' growth will be funded through external financings and equity infusions from PSEG.

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

Regulatory Restrictions

     As a result of a 1992 BPU proceeding concerning the impact of PSEG's non-utility investments (Focused Audit) on PSE&G, the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of December 31, 2000, these assets were in excess of the 20% limit and the required notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

     The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% and that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. In March 2000, PSE&G submitted a letter to the BPU notifying the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. In December 2000, the New Jersey Supreme Court affirmed the appellate decision upholding the Final Order (see Note 2. Regulatory Issues). Also, Energy Holdings believes that, if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSEG and PSE&G believe that these issues will be satisfactorily resolved, although no assurances can be given. In addition, if PSEG were no longer exempt under the Public Utility Holding Company Act (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. PSEG believes, however, that this would not have a material adverse impact on its financial condition, results of operations and net cash flows.

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

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the quarter ended March 31, 2001 PSE&G had net plant additions of $63 million, excluding Allowance for Funds Used During Construction (AFDC).

     Power

     Construction expenditures were related to acquisitions by Power and improvements in Power's existing power plants. Power had net plant additions for the quarter ended March 31, 2001 of $282 million, excluding capitalized interest. Power's growth strategy is designed to increase its operating generating portfolio to 20,000 MW by 2005. Changes in environmental regulations and unexpected impacts of existing regulations could impact both Power's construction and growth strategy as well as the capital expenditure amounts. For further information, including New Source Review requirements under the Federal Clean Air Act (CAA), see Note. 4. Commitments and Contingent Liabilities.

     Energy Holdings

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the quarter ended March 31, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $124 million. These investments included $59 million by Global, primarily related to incremental investments in certain existing generation and distribution projects including those in operation and currently under construction. In addition, Global loaned $60 million to TIE. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and local economic trends.

     In March 2001, Global reached agreement to purchase a 94% equity stake in Sociedad Austral de Electricidad S.A. (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). Additionally, Global reached agreement to purchase from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. The SAESA group of companies consists of four distribution companies and one transmission company that provide service in the southern part of Chile. Additionally, SAESA owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. Collectively, the companies serve more than 615,000 customers. The purchase price to be paid by Global will total approximately $460 million.

     In May 2001, Resources closed its investment of $140 million in a leveraged lease financing of two electric power stations to Dynegy Power Corp, an affiliate of Dynegy Inc. The generating stations leased include Roseton, a 1,200 MW gas/oil-fired plant and Danskammer, a 370 MW coal-fired plant, located in Newburgh, New York.

External Financings

     PSEG

     At March 31, 2001, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At March 31, 2001, there were no borrowings under this revolving credit facility. In 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At March 31, 2000, PSEG had $93 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes. On March 31, 2001, PSEG had commercial paper of $206 million outstanding under this program.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2002 and a $280 million revolving credit facility expiring in March 2005. These agreements are with groups of banks and provide for borrowings with maturities of up to one year. As of March 31, 2001 there were no borrowings outstanding under these facilities.

     PSE&G

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At March 31, 2001, PSE&G's Mortgage coverage ratio was XX:1. As of March 31, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     As discussed previously, on January 31, 2001, transition bonds (non-recourse asset backed securities) in the amount of $2.525 billion were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide liquidity for this program, PSE&G maintains a $450 million revolving credit facility that expires in June 2001 and a $450 million credit facility that expires in June 2002. As of March 31, 2001, there were no borrowings outstanding under these facilities.

     PSE&G has several uncommitted lines of credit with banks. On March 31, 2001, PSE&G had $155 million of short-term debt outstanding, borrowed against its uncommitted bank lines of credit.

     Power

     On April 9, 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of loans from PSEG. Power plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2001. Each series of Senior Notes received investment grade ratings from Moody's Investors Service, Fitch, Inc. and Standard & Poor's Rating Services.

     Power has various lines of credit extended by banks to support the issuance of letters of credit. As of March 31, 2001, letters of credit were issued in the amount of approximately $90 million.

     Energy Holdings

     On March 31, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $165 million 364-day revolving credit facility. The interest rate on these facilities is based on LIBOR and the average borrowing rate at Energy Holdings' current rating level is 1.375% over the one, three or six month LIBOR rate. The revolving credit facilities also permit shorter-term base rate borrowings at the prime rate. The five-year facility also permits up to $250 million of letters of credit to be issued. The five-year facility matures on May 12, 2004 and the 364-day facility which matured on May 9, 2001, was extended to May 8, 2002 and increased to $200 million with no other changes to the terms of the facility. At December 31, 2000, Energy Holdings had $329 million outstanding under the revolving credit facilities.

     In February 2001, Energy Holdings, in a private placement, issued $400 million of 8.625% Senior Notes due 2008. The net proceeds from the sale were used for repayment of the revolving credit facilities. Energy Holdings plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes in 2001. On March 31, 2001, Energy Holdings had no outstanding balances under its existing revolving credit facilities.

     In March 2001, $160 million of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquinta Energia, S.A. was refinanced. The private placement by offering of senior secured notes was structured in two tranches: $60 million due 2008 at an interest rate of 6.47% and $100 million due 2011 at an interest rate of 6.62%.

Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgment, which depends on the relevant facts and circumstances. In the first quarter of 2001, based on the analysis and interpretation of EITF 99-19, PSEG reported all the revenues and cost of goods sold on a gross basis for the energy related transactions. The prior year financial statements for PSEG and its subsidiaries have been restated for comparability purposes.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective on January 1, 2001. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSEG adopted SFAS 133 effective January 1, 2001. See Notes 2 and 9 of Notes to the Consolidated Financial Statements.

Foreign Operations

     As of March 31, 2001, Global and Resources had approximately $2.023 billion and $1.210 billion, respectively, of international assets. As of March 31, 2001, foreign assets represented 59% of Energy Holdings' consolidated assets and the revenues related to those foreign assets contributed 23% to consolidated revenues for the quarter ended March 31, 2001. For discussion of Global's foreign currency risk, see Note 6. Financial Instruments and Risk Management.

     In April 2001, Global announced that the PPN Generation Station located in India began commercial operations. The 330 MW combined-cycle plant is currently being run on naphtha and will switch to a mixture of naphtha and natural gas as offshore gas wells are completed. The Tamil Nadu Electricity Board will purchase the entire output of the plant under a PPA.


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

     Commodity-Related Instruments

     The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSEG's subsidiaries enter into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with owned electric generating capacity and physical gas supply contracts, are designed to cover estimated electric and gas customer commitments.

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at March 31, 2001 was approximately $16 million, compared to the December 31, 2000 level of $19 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

     Foreign Currencies--Energy Holdings

     For discussion of foreign currency risks, see Note 6. Financial Instruments and Risk Management of Notes.

--------------------------------------------------------------------------------
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG), Annual Reports on Form 10-K is updated below.

(1) Form 10-K, pages 11, 32, 64 and 65. See pages XX and XX. Appeals of the BPUs Final Order and Finance Order in the Energy Master Plan Proceedings. Docket Nos. C-1263-99, C-1265-99 and C-1413-99.

                        ITEM 4. SUBMISSION OF MATTERS TO
                           A VOTE OF SECURITY HOLDERS

     PSEG's Annual Meeting of Stockholders was held on April 17, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Act of 1934. There was no solicitation of proxies in opposition to management's nominees as listed in the proxy statement and all of management's nominees were elected to the Board of Directors. Details of the voting are provided below:


                                                                     Votes              Votes
                                                                      For              Withheld
                                                                 --------------     --------------
Proposal 1 - Election of Directors
Class II - Term expiring 2004
     Albert R. Gamper, Jr.                                        167,092,230         2,138,442
     Richard J. Swift                                             167,465,857         2,040,611

                                                                     Votes              Votes
                                                                      For              Against          Abstentions
                                                                 --------------     --------------    ---------------
Proposal 2 - Ratification of the Appointment of
Deloitte & Touche LLP as Independent Auditors for 2001            167,465,857           783,811           1,287,890

     With respect to Proposal 2, abstentions are not counted in the vote totals and, therefore, have no effect on the vote.

                           ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's 2000 Annual Report to the SEC is updated below. References are to the related pages on the Form 10-K as printed and distributed.

Gas Contract Transfer

     Form 10-K,  page 12. On March 16, 2001, the New Jersey  Ratepayer  Advocate
(RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. At a hearing held on April 16, 2001, PSE&G presented a Stipulation of Settlement. PSE&G is negotiating to have additional parties execute the Stipulation. The Administrative Law Judge established a litigation schedule through June 6, 2001 at which the hearings are expected to close.

Levelized Gas Adjustment Clause (LGAC)

     Form 10-K, page 13. On March 30, 2001 the BPU issued its written Order approving a 2% increases for PSE&G in each month from April 2001 to July 2001 and providing for recovery with interest of PSE&G's actual underrecovery balance as of October 31, 2001 over a three-year period beginning on December 1, 2001. The new rates were effective on April 1, 2001.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number    Document
     --------------    ---------------------------------------------------------
     12                Computation of Ratios of Earnings to Fixed Charges (PSEG)


(B)  Reports on Form 8-K

     Date of Report    Items Reported
     ---------------   --------------
     March 14, 2001    Item 5

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                  (Registrant)

                              By: Patricia A. Rado
                -------------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)


Date: May 15, 2001