Form 10-Q
period 2001-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2001-08-09
CIK 788784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             (Mark One)

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to




 Commission        Registrant, State of Incorporation,          I.R.S. Employer
 File Number         Address, and Telephone Number            Identification No.
------------   --------------------------------------------  -------------------
 001-09120     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED      22-2625848
                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 1171
                         Newark, New Jersey 07101-1171
                                  973-430-7000
                              http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As  of  July 31, 2001,  Public  Service   Enterprise  Group   Incorporated   had
outstanding 208,071,318 shares of its sole class of Common Stock, without par value.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS

                                                                          PAGE
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                               1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17

Item 3.   Qualitative and Quantitative Disclosures About Market Risk        27


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 28

Item 5.   Other Information                                                 28

Item 6.   Exhibits and Reports on Form 8-K                                  30

Signature                                                                   31

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)


                                                          For the Quarter Ended       For the Six Months Ended
                                                                June 30,                     June 30,
                                                        --------------------------   -------------------------
                                                           2001           2000         2001         2000
                                                        -----------    -----------   ---------    ---------
OPERATING REVENUES
  Electric Transmission and Distribution                $      448     $     444     $    812     $   818
  Generation                                                   598           540        1,159       1,070
  Gas Distribution                                             352           319        1,434       1,066
  Trading                                                      574           689        1,161       1,303
  Other                                                        199           167          424         385
                                                        -----------    -----------   ---------    ---------
      Total Operating Revenues                               2,171         2,159        4,990       4,642
                                                        -----------    -----------   ---------    ---------

OPERATING EXPENSES
  Energy Costs                                                 258           253          478         448
  Gas Costs                                                    243           237        1,030         717
  Trading Costs                                                547           674        1,083       1,260
  Operation and Maintenance                                    560           478        1,098         957
  Depreciation and Amortization                                123            86          231         176
  Taxes Other Than Income Taxes                                 38            38           86          88
                                                        -----------    -----------   ---------    ---------
      Total Operating Expenses                               1,769         1,766        4,006       3,646
                                                        -----------    -----------   ---------    ---------

OPERATING INCOME                                               402           393          984         996
Other Income and Deductions                                      4             6           17          17
Interest Expense                                              (162)         (137)        (326)       (274)
Preferred Securities Dividend Requirements
    and Premium on Redemption                                  (20)          (23)         (44)        (47)
                                                        -----------    -----------   ---------    ---------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                         224           239          631         692
Income Taxes                                                   (81)          (97)        (234)       (280)
                                                        -----------    -----------   ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                                    143           142          397         412
Extraordinary Loss on Early Retirement of Debt
  (net of tax)                                                  --            --           (2)         --
Cumulative Effect of a Change in Accounting
  Principle (net of tax)                                        --            --            9          --
                                                        -----------    -----------   ---------    ---------

NET INCOME                                              $      143     $     142     $    404     $   412
                                                        ===========    ===========   =========    =========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (000's)                               208,701       215,394      208,512     215,886
                                                        ===========    ===========   =========    =========
EARNINGS PER SHARE (BASIC
  AND DILUTED):
INCOME BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                  $     0.68     $    0.66     $   1.91     $  1.91
Extraordinary Loss on Early Retirement of Debt
  (net of tax)                                                  --            --        (0.01)         --

Cumulative Effect of a Change in Accounting
  Principle (net of tax)                                        --            --         0.04          --
                                                        -----------    -----------   ---------    ---------
NET INCOME                                              $     0.68     $    0.66     $   1.94     $  1.91
                                                        ===========    ===========   =========    =========
DIVIDENDS PAID PER SHARE OF COMMON STOCK                $     0.54     $    0.54     $   1.08     $  1.08
                                                        ===========    ===========   =========    =========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                     (Unaudited)
                                                                      June 30,          December 31,
                                                                        2001                2000
                                                                   ----------------    ----------------
CURRENT ASSETS
  Cash and Cash Equivalents                                        $           425     $          102
  Restricted Cash                                                               62                 --
  Accounts Receivable:
    Customer Accounts Receivable                                               809                778
    Other Accounts Receivable                                                  466                431
    Allowance for Doubtful Accounts                                            (60)               (44)
  Unbilled Revenues                                                            200                357
  Fuel                                                                         418                431
  Materials and Supplies, net of valuation reserves --
    2001, $9; 2000, $11                                                        169                155
  Prepayments                                                                  282                 31
  Energy Trading Contracts                                                     349                799
  Other                                                                         52                 99
                                                                   ----------------    ----------------
      Total Current Assets                                                   3,172              3,139
                                                                   ----------------    ----------------

PROPERTY, PLANT AND EQUIPMENT
  Generation                                                                 3,494              2,699
  Transmission and Distribution                                              8,595              8,479
  Other                                                                      1,345                790
                                                                   ----------------    ----------------
      Total                                                                 13,434             11,968
  Accumulated Depreciation and Amortization                                 (4,581)            (4,266)
                                                                   ----------------    ----------------
      Net Property, Plant and Equipment                                      8,853              7,702
                                                                   ----------------    ----------------

NONCURRENT ASSETS
  Regulatory Assets                                                          5,349              4,995
  Long-Term Investments, net of accumulated amortization and
    valuation allowances-- 2001, $26; 2000, $72                              5,141              4,545
  Nuclear Decommissioning Fund                                                 723                716
  Other Special Funds                                                          147                122
  Other, net of accumulated amortization-- 2001 and 2000, $19                  287                307
                                                                   ----------------    ----------------
      Total Noncurrent Assets                                               11,647             10,685
                                                                   ----------------    ----------------
TOTAL ASSETS                                                       $        23,672     $       21,526
                                                                   ================    ================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                 (Unaudited)
                                                                   June 30,            December 31,
                                                                     2001                  2000
                                                                ---------------      ----------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                            $          722       $          667
  Commercial Paper and Loans                                             1,093                2,885
  Accounts Payable                                                         969                1,001
  Energy Trading Contracts                                                 464                  730
  Other                                                                    581                  429
                                                                ---------------      ----------------
      Total Current Liabilities                                          3,829                5,712
                                                                ---------------      ----------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                          3,238                3,107
  Regulatory Liabilities                                                   386                  470
  Nuclear Decommissioning                                                  723                  716
  OPEB Costs                                                               464                  448
  Cost of Removal                                                          156                  157
  Other                                                                    433                  415
                                                                ---------------      ----------------
      Total Noncurrent Liabilities                                       5,400                5,313
                                                                ---------------      ----------------

COMMITMENTS AND CONTINGENT LIABILITIES                                      --                   --
                                                                ---------------      ----------------
CAPITALIZATION
  LONG-TERM DEBT                                                         9,581                5,297
                                                                ---------------      ----------------
  SUBSIDIARIES' PREFERRED SECURITIES
    Preferred Stock Without Mandatory Redemption                            80                   95
    Preferred Stock With Mandatory Redemption                               --                   75
    Guaranteed Preferred Beneficial Interest in
      Subordinated Debentures                                              680                1,038
                                                                ---------------      ----------------
      Total Subsidiaries' Preferred Securities                             760                1,208
                                                                ---------------      ----------------

  COMMON STOCKHOLDERS' EQUITY
    Common Stock, issued:  231,957,608 shares                            3,603                3,604
    Treasury Stock, at cost: 2001 and 2000 --
      23,986,290 shares                                                   (895)                (895)
    Retained Earnings                                                    1,671                1,493
    Accumulated Other Comprehensive Loss                                  (277)                (206)
                                                                ---------------      ----------------
      Total Common Stockholders' Equity                                  4,102                3,996
                                                                ---------------      ----------------
        Total Capitalization                                            14,443               10,501
                                                                ---------------      ----------------
TOTAL LIABILITIES AND CAPITALIZATION                            $       23,672       $       21,526
                                                                ===============      ================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                       For the Six Months Ended
                                                                               June 30,
                                                                   ---------------------------------
                                                                       2001               2000
                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $         404      $        412
  Adjustments to reconcile net income to net cash flows from operating activities:
  Depreciation and Amortization                                              231               176
  Amortization of Nuclear Fuel                                                48                45
  Recovery of Electric Energy and Gas Costs-- net                           (111)               25
  Provision for Deferred Income Taxes and ITC-- net                           27                63
  Investment Distributions                                                    91                32
  Equity Income from Partnerships                                            (46)              (12)
  Unrealized Gains on Investments                                            (36)              (18)
  Leasing Activities                                                          35                --
  Net Changes in Certain Current Assets and Liabilities:
    Restricted Cash                                                          (62)               --
    Accounts Receivable and Unbilled Revenues                                107               (76)
    Prepayments                                                             (251)             (241)
    Accounts Payable                                                         (32)              339
    Other Current Assets and Liabilities                                     238               (56)
  Other                                                                       37                 7
                                                                   --------------     --------------
    Net Cash Provided By Operating Activities                                680               696
                                                                   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment, excluding IDC
   and AFDC                                                                 (989)             (350)
  Net Change in Long-Term Investments                                       (640)              (68)
  Other                                                                     (174)              (16)
                                                                   --------------     --------------
    Net Cash Used in Investing Activities                                 (1,803)             (434)
                                                                   --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                           (1,792)              395
  Issuance of Long-Term Debt                                               4,951               300
  Deferred Issuance Costs                                                   (201)               --
  Redemption/Purchase of Long-Term Debt                                     (837)             (777)
  Redemption of Preferred Securities                                        (448)               --
  Purchase of Treasury Stock                                                  --               (72)
  Cash Dividends Paid on Common Stock                                       (225)             (234)
  Other                                                                       (2)               --
                                                                   --------------     --------------
    Net Cash Provided By (Used In) Financing Activities                    1,446              (388)
                                                                   --------------     --------------
Net Change in Cash and Cash Equivalents                                      323              (126)
Cash and Cash Equivalents at Beginning of Period                             102               259
                                                                   --------------     --------------
Cash and Cash Equivalents at End of Period                         $         425      $        133
                                                                   ==============     ==============

Income Taxes Paid                                                  $         263      $        323
Interest Paid                                                      $         323      $        234
Non-Cash Financing Activities:
      Debt Assumed from Companies Acquired                         $         176      $          9

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

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in PSEG's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. These Notes update and supplement matters discussed in PSEG's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheet was derived from the audited consolidated financial statements included in PSEG's 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that this determination requires significant judgment, which depends on the relevant facts and circumstances. Beginning in the first quarter of 2001, based on PSEG's analysis and interpretation of EITF 99-19, PSEG reported all the revenues and energy costs on a gross basis for the physical bilateral energy sales and purchases and capacity sales and purchases. PSEG continues to report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission credits on a net basis. The prior year financial statements have been reclassified accordingly.

     On January 1, 2001, PSEG adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), and recorded a cumulative effect of a change in accounting principle and other comprehensive income of $9 million and ($14) million, respectively. As of June 30, 2001, the fair value of PSEG's derivative assets and liabilities were $32 million and $76 million, respectively, resulting in a net $44 million liability, a negative impact to Other Comprehensive Income
(OCI) of $39 million, deferred taxes of $21 million and a minimal impact on the income statement.

     The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), has issued guidance effective July 1, 2001, regarding certain derivative contracts and the eligibility of those contracts for the normal purchases and sales exceptions. PSEG and its subsidiaries are currently evaluating this guidance and cannot predict the impact on their financial position or results of operations, however such impact could be material.

     In July 2001, the FASB issued SFAS 141, "Business Combinations" (SFAS 141). SFAS 141 was effective July 1, 2001 and requires that all business combinations subsequent to that date be accounted for under the purchase method. PSEG and its subsidiaries are currently evaluating this guidance and do not believe it will have a substantial effect on their growth strategy. PSEG and its subsidiaries do not anticipate that there will be a material impact on their financial position or results of operations.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when required by events or circumstances. SFAS 142 also defines intangible assets, other than goodwill, that may arise in a purchase combination. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. PSEG and its subsidiaries are currently evaluating this guidance and cannot predict the impact on its financial position or results of operations; however, such impact could be material.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PSEG and its subsidiaries are currently evaluating this guidance and cannot predict the impact on its financial position or results of operations; however, such impact could be material.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to Power of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC). PSE&G remits the MTC revenues to Power as part of the Basic Generation Service (BGS) Contract as provided for by the Final Order.

     In September 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. PSE&G Transition Funding LLC (Transition Funding) issued the transition bonds on January 31, 2001; and the TBC and an additional 2% rate reduction became effective on February 7, 2001 in accordance with the Final Order. The rate decrease and the TBC were funded through the MTC rate.

     In October and November 1999, appeals were filed by New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA) and Co-Steel Raritan (Co-Steel), an individual PSE&G customer, (the appellants) challenging the validity of the Finance Order as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by the appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests. In December 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The New Jersey Supreme Court's written opinion was issued on May 18, 2001.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari (Petition) with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision, the granting of which is entirely discretionary with the Court. Briefs in opposition to the Petition have been filed. The outcome of this action cannot be predicted.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its $2.786 billion promissory note used to finance the transfer of PSE&G's generation business. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

Note 4.  Regulatory Assets and Liabilities

     PSEG, through its subsidiary PSE&G, deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                              June 30,           December 31,
                                                                                2001                 2000
                                                                            ---------------     -----------------
                                                                                   (Millions of Dollars)
         Regulatory Assets:
         Stranded Costs to be Recovered............................                $4,225               $4,093
         SFAS 109 Income Taxes.....................................                   329                  285
         OPEB Costs................................................                   222                  232
         Societal Benefits Charges (SBC)...........................                    42                   74
         Underrecovered Gas Costs..................................                    94                   --
         Environmental Costs.......................................                    74                   74
         Unamortized Loss on Reacquired Debt and Debt Expense......                    98                  104
         Non-Utility Generation Transition Charge (NTC)............                    26                    7
         Other.....................................................                   239                  126
                                                                            ---------------     -----------------
         Total Regulatory Assets...................................                $5,349               $4,995
                                                                            ===============     =================

         Regulatory Liabilities:
         Excess Depreciation Reserve...............................                  $381                 $444
         Overrecovered Gas Costs...................................                    --                   26
         Other.....................................................                     5                   --
                                                                            ---------------     -----------------
         Total Regulatory Liabilities..............................                  $386                 $470
                                                                            ===============     =================

Note 5.  Commitments and Contingent Liabilities

Pending Asset Purchases

     Atlantic City Electric Company (ACE), a subsidiary of Conectiv, is a co-owner of the Salem Nuclear Generating Station (Salem) and the Peach Bottom Atomic Power Station (Peach Bottom) with Power and Exelon Generation LLC (Exelon). Additionally, Power and ACE are co-owners of the Hope Creek Generating Station (Hope Creek). In 1999, Power entered into agreements with Conectiv, Delmarva Power and Light Company (DP&L), a subsidiary of Conectiv, ACE and Exelon pursuant to which Power would acquire all of DP&L's and ACE's interests in Salem and Hope Creek and half of DP&L's and ACE's interest in Peach Bottom (a total of 544 MW) for a purchase price of $15.4 million plus the net book value of nuclear fuel at the respective closing dates. In December 2000, the DP&L portion of the transaction (246 MW) closed. In October 2000, Power entered into Wholesale Transaction Confirmation letter agreements with ACE under which Power obtains 298 MW of generation capacity and output representing the portion of ACE's interest in Salem, Hope Creek and Peach Bottom to be acquired. Under these agreements, Power receives all revenue and pays all expenses associated with this 298 MW of generating capacity and output through the date that the purchase transaction closes. Power has been advised by Conectiv that the RPA, by letter to the BPU dated October 26, 2000, has objected to and challenged the letter agreements.

     In March 2001, Global reached agreement to purchase a 94% equity stake in Sociedad Austral de Electricidad S.A. (SAESA) and all of its subsidiaries from Compania de Petroleos de Chile S.A. (COPEC). Additionally, Global reached agreement to purchase from COPEC approximately 14% of Empresa Electrica de la Frontera S.A. (Frontel) not owned by SAESA. Global's purchase price for this acquisition will total approximately $460 million and is scheduled to close in the third quarter of 2001.

     In March 2001, Global,  through its affiliate Dhofar Power Company S.A.O.C.
(DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement
(PPA) with the California Department of Water Resources to provide 340 MW of electric capacity to California from three new peaker plants (totaling 340 MW) that GWF Energy expects to build and operate in California. Global's equity investment in these plants, including contingencies, is not expected to exceed $100 million.

     In July 2001, Global won the bid to purchase up to a 100% interest in Empresa de Electricidad de los Andes S.A. (Electroandes) with a bid of approximately $227 million. The closing for this acquisition is scheduled in the fourth quarter of 2001.

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. Power, PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSEG does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

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

     Net of recoveries, costs incurred through June 30, 2001 for the Remediation Program amounted to $151.6 million. In addition, at June 30, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot be reasonably estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River
"facility," comprised of four former manufactured gas plants (MGP), one operating electric generating station and one former generating station. Costs to clean up former MGPs are recoverable from utility customers under the SBC. The operating electric generating station has been transferred to Power, which is responsible for remediation of the station, if required. PSEG cannot predict what action, if any, the EPA or any third party may take against PSE&G and/or Power with respect to these matters, or in such event, what costs PSE&G and/or Power may incur to address any such claims. However, such costs may be material.

New Source Review

     The EPA and NJDEP issued a demand to PSE&G in March 2000 under section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable New Source Review regulations. As a result of the transfer of the generating business by PSE&G to Power, the responsibility for these environmental requirements now rests with Power. Power completed its response to the section 114 information request in November 2000. Based upon the information provided to the EPA, it is likely that the EPA will seek to enforce the requirements of the New Source Review program at Hudson 2 and Mercer 1 and 2. Power is currently in discussions with the EPA and NJDEP to resolve the matter. However, it is uncertain whether these discussions will be successful and capital costs of compliance could be material.

     The EPA indicated that it is considering enforcement action against Power under its Prevention of Significant Deterioration (PSD) rules relating to the construction that is currently in progress for Bergen 2, scheduled for operations in 2002. The EPA had maintained that PSD requirements are applicable to Bergen 2, thereby requiring Power to obtain a permit prior to the commencement of construction. To obtain such a permit, an applicant must demonstrate that the additional emission source will not cause significant deterioration of the air shed in the vicinity of the plant. The time required to obtain such a permit is estimated at 6-12 months. Power vigorously disputes that PSD requirements are applicable to Bergen 2 and is continuing construction. The NJDEP has informally indicated it agrees with Power's position, but has also advised that the ultimate authority to decide PSD applicability rests with the EPA. Discussions to resolve this matter are underway with the EPA and NJDEP. At June 30, 2001, Power had expended approximately $179 million in the construction of Bergen 2.

Guaranteed Obligations

     Energy Holdings, PSEG Global Inc. (Global), a wholly-owned subsidiary of Energy Holdings, and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $286 million as of June 30, 2001. A substantial portion of such guarantees is eliminated upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt.

Note 6.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Energy Trading and Related Contracts

     Power routinely enters into exchange traded futures and options transactions for electricity and natural gas as part of wholesale trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits at June 30, 2001 and December 31, 2000 was approximately $4 million and $1 million, respectively.

     Power's energy trading and related contracts have been marked-to-market and gains and losses from such contracts were included in earnings. Power recorded $5 million and $6 million of unrealized gains in the quarter and six months ended June 30, 2001, respectively and $36 million and $48 million of unrealized gains in the quarter and six months ended June 30, 2000, respectively.

     The fair value of the energy trading and related contracts that are marked-to-market are based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. The estimates presented herein are not necessarily indicative of the amounts that Power could realize in a current market exchange. The fair values as of June 30, 2001 and December 31, 2000 and the average fair values for the periods then ended of Power's significant financial instruments related to energy commodities are summarized in the following table:


                                  June 30, 2001                     December 31, 2000
                        ---------------------------------- -------------------------------------
                        Notional Notional  Fair   Average   Notional Notional    Fair   Average
                         (mWh)   (MMBTU)   Value  Fair       (mWh)    (MMBTU)   Value   Fair
                                                  Value                                 Value
                        ---------------------------------- -------------------------------------
                                   (Millions)                           (Millions)
  Futures and Options
    NYMEX                    --    17.0   ($3.4)   ($1.0)      17.0    167.0     $6.0    ($1.0)
  Physical forwards        40.3     7.0   $25.1    $14.5       50.0     10.0    $13.0    $14.0
  Options -- OTC           11.0   548.8   ($7.3)   $66.0       12.0    525.0   $184.0    $68.0
  Swaps                    40.0   518.7   $30.8   ($39.2)        --    218.0  ($138.0)   $23.0
  Emission Allowances        --      --   $27.8    $22.9         --       --     $6.0     $9.0

Derivative Instruments and Hedging Activities

     Commodity-Related Instruments

     Power and PSE&G also hold and issue commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. Power's instruments, in conjunction with owned electric generating capacity contracts, are designed to cover estimated electric supply commitments and gas requirements for electric generation. PSE&G's instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. Power and PSE&G use futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     As of June 30, 2001, Power had entered into 18 million mWh of electric physical forward contracts and 30 million MMBTU of gas futures and swaps to hedge its forecasted BGS requirements and gas purchases requirements for generation, with a maximum term of approximately one year, which qualified for hedge accounting treatment under SFAS 133. These commodity and financial instruments are marked-to-market based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. For the quarter ended June 30, 2001, the total negative mark-to-market valuation of $34 million was recorded as a derivative liability offset by negative OCI and deferred taxes of $21 million and $13 million, respectively.

     Also as of June 30, 2001, PSE&G had entered into 236 million MMBTU of gas futures and options and 58 MMBTU of gas futures and swaps to hedge forecasted requirements. As of June 30, 2001, the fair value of those instruments was $(144) million with a maximum term of approximately one year. PSE&G utilizes derivatives to hedge its gas purchasing activities which, when realized, are recoverable through its Levelized Gas Adjustment Clause (LGAC). Accordingly, the offset to the change in fair value of these derivatives is specified as a regulatory asset or liability.

     Interest Rate Swaps

     In February 2001, Power entered into various forward-interest rate swaps, with an aggregate notional amount of $400 million, to hedge the interest rate risk related to the anticipated issuance of debt. On April 11, 2001, Power issued $1.8 billion in fixed-rate Senior Notes and closed out the forward starting interest rate swaps. The aggregate loss, net of tax, of $3.2 million was classified as Accumulated Other Comprehensive Loss and is being amortized and charged to interest expense over the life of the debt.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is $496.6 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $0.7 million as of June 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

Equity Securities -- Energy Holdings

     PSEG Resources Inc. (Resources), a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at June 30, 2001 and December 31, 2000 were $65 million and $115 million, respectively. The decrease in fair value was primarily due to the sale of Resources' interest in an equity security which had a book value of $30 million on December 31, 2000 and lower valuation of publicly traded equity securities within its leveraged buyout funds. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $5 million and $9 million at June 30, 2001 and December 31, 2000, respectively.

Foreign Currencies -- Energy Holdings

     As of June 30, 2001, Global and Resources had international assets of approximately $2.349 billion and $1.328 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Netherlands, Australia, the United Kingdom, Austria, Germany, China and New Zealand with associated revenues denominated in U.S. dollars ($US) and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in companies that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the $US, there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and OCI. As of June 30, 2001, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholder's equity by $241 million (after-tax), $168 million (after-tax) of which was caused by the devaluation of the Brazilian Real.

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

     Two major California utilities, including Pacific Gas & Electric Company (PG&E), have significantly underrecovered from customers the costs they have paid for power. As a consequence, these utilities have defaulted under a variety of contractual obligations. On April 6, 2001, PG&E filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

     GWF Energy LLC (GWF), Hanford and Tracy Qualifying Facilities (QF), each a project affiliate of Global, have continued to honor their contractual obligations to PG&E under existing QF contracts. On March 27, 2001, the California Public Utility Commission (CPUC) approved a plan to assure that the state's QFs are paid for future deliveries of energy within 15 days of the receipt of an invoice. The CPUC's plan, while immediately effective, did not address amounts due such facilities for past due receivables related to energy delivered since November 2000. In addition to the payment issue, the CPUC also approved a 40% increase in electric retail rates, a portion of which was intended to help the state's utilities recover significantly higher wholesale energy costs. However, PG&E did not consider the portion of the rate increase available to recover its energy costs to be sufficient and accordingly, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 6, 2001. On April 11, 2001, management at Global's project affiliates received a letter from PG&E addressed to QF owners stating that they intended to pay the QFs for power delivered commencing April 6, 2001 (post-petition payable). PG&E has subsequently paid, on a timely basis, the appropriate post-petition payable amounts due to Global's project affiliates for all energy deliveries subsequent to filing of its bankruptcy petition.

     In July 2001, the US Bankruptcy Court for the Northern District of California approved an agreement authorizing PG&E to assume GWF's, Hanford's and Tracy's modified QF contracts. Under the terms of the agreement, GWF, Hanford and Tracy continue to receive their contractual capacity payments plus a
five-year  fixed  energy  price  component  of  approximately   5.37  cents  per
kilowatt-hour for five years, with the energy price reverting to PG&E's short-run avoided cost at the end of the five-year period. This agreement is consistent with the recent CPUC Decision No. 01-06-015. In addition, all past due receivables under the QF contracts are now elevated to administrative priority status. Administrative claims receive priority over payments made to the general unsecured creditors.

     As of December 31, 2000, GWF, Hanford and Tracy had combined receivables due from PG&E, for all plants amounting to approximately $40 million. Of this amount, approximately $8 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $32 million. Global's pro-rata share of this net receivable was approximately $15 million.

     As of June 30, 2001 GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively. Management of PSEG and Energy Holdings cannot predict the timing or ultimate outcome of future resolutions, including potential payment adjustments based on different energy price determinations, which have been consistently asserted by PG&E.

     Two affiliates of the California utilities referred to above have entered into physical forward and swap contracts with PSEG Energy Resources and Trade (ER&T), a subsidiary of Power, for delivery in the PJM area. These counterparties have met their obligations to date and are still investment grade entities. ER&T has entered into a limited number of additional contracts since May 2001 with one of these counterparties but none with the other since December 2000. ER&T's exposure to these entities under these contracts is not material and management does not believe that any reserve is presently necessary.

Interest Rates

     PSEG is subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2001, a hypothetical 10% change in market interest rates would result in a $13 million change in annual interest costs related to short-term and floating rate debt at PSEG and its subsidiaries.

Note 7.  Income Taxes

         PSEG's effective income tax rate is as follows:


                                                                    Quarter Ended              Six Months Ended
                                                                       June 30,                    June 30,
                                                                ------------------------    -------------------------
                                                                  2001           2000          2001           2000
                                                                ----------    ----------    ----------     ----------

Federal tax provision at statutory rate...................         35.0%         35.0%         35.0%          35.0%
New Jersey Corporate Business Tax, net of Federal benefit.          5.9%          5.9%          5.9%           5.9%
Other-- net...............................................         (4.7)%        (0.3)%        (3.8)%         (0.4)%
                                                                ----------    ----------    ----------   ----------
     Effective Income Tax Rate.............................        36.2%         40.6%         37.1%          40.5%
                                                                ==========    ==========    ==========     ==========

     PSEG's effective tax rate differs from the statutory income tax rate primarily due to the accruals at the rate of 10% of Global's foreign income due to the incremental cost associated with the repatriation of foreign earnings.

     The Internal Revenue Service has concluded the audit of PSEG's 1994-1996 Federal Income Tax Returns. It is anticipated that the result of the Revenue Agents' Report will not have a material impact on PSEG's financial position, statement of operations or net cash flows.

Note 8.  Financial Information by Business Segments

     Information related to the segments of PSEG's business is detailed below:


------------------------------------------------------------------------------------------------------------------------------------


                                                                                           Energy                 Consolidated
                                 Generation  Trading    T & D    Resources    Global    Technologies   Other(A)       Total
                                 ---------- --------  ---------  ---------   --------   ------------- ---------   -----------------
                                                                (Millions of Dollars)
For the Quarter Ended
June 30, 2001:

Total Operating Revenues .....   $    598   $    574   $  1,311   $     51   $     37   $    111      $  (511)   $  2,171
Segment Net Income (Loss) ....   $     88   $     16   $     31   $     14   $      4   $     (9)     $    (1)   $    143


------------------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended
June 30, 2000:

Total Operating Revenues .....   $    540   $    689   $    763   $     26   $     33   $    108           --    $  2,159
Segment Net Income (Loss) ....   $     63   $      9   $     78   $      2         --   $     (6)     $    (4)   $    142
                                 ========   ========   ========   ========   ========   ========      ========    ========



------------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended
June 30, 2001:

Total Operating Revenues .....   $  1,159   $  1,161   $  3,263   $     84   $    126   $    213      $(1,016)   $  4,990
Income Before Extraordinary
 Item and Cumulative Effect of
 a Change in Accounting
 Principle ...................   $    160   $     46   $    140   $     17   $     52   $    (12)     $    (6)   $    397
Extraordinary Loss on
Early Retirement of Debt .....         --         --         --         --         (2)        --      $    --    $     (2)
Cumulative Effect of a Change
 in Accounting Principle .....         --         --         --         --   $      9         --           --    $      9
Segment Net Income (Loss) ....   $    160   $     46   $    140   $     17   $     59   $    (12)     $    (6)   $    404
                                 ========   ========   ========   ========   ========   ========      ========    ========

------------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended
June 30, 2000:

Total Operating Revenues .....   $  1,070   $  1,303   $  1,884   $     92   $     71   $    221      $     1    $  4,642
Segment Net Income (Loss) ....   $    173   $     25   $    199   $     29   $      4   $    (12)     $    (6)   $    412


------------------------------------------------------------------------------------------------------------------------------------

As of June 30, 2001:
Total Assets .................   $  4,118   $    712   $ 13,270   $  3,002   $  2,850   $    326      $  (606)   $ 23,672
                                 ========   ========   ========   ========   ========   ========      ========    ========


------------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2000:
Total Assets .................   $  3,439   $  1,091   $ 15,267   $  2,564   $  2,271   $    312      $(3,418)   $ 21,526
                                 ========   ========   ========   ========   ========   ========      ========    ========


(A)  PSEG's  other  activities   include  amounts  applicable  to  PSEG  (parent
     corporation), Energy Holdings (parent corporation), Enterprise Group Development Corporation, a wholly-owned subsidiary of Energy Holdings, and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. The net losses primarily relate to financing and certain administrative and general costs at the parent corporations.

     Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings.



                                                Revenues (1)                             Identifiable Assets (2)
                            ------------------------------------------------------    --------------------------------
                                 Quarter Ended              Six Months Ended
                                   June 30,                     June 30,               June 30,         December 31,
                            -------------------------    -------------------------    -----------    -----------------
                              2001           2000          2001          2000           2001              2000
                            -----------    ----------    ----------    -----------    -----------    -----------------

United States............      $2,122        $2,114        $4,890         $4,549        $19,995              $18,536
Foreign Countries........          49            45           100             93          3,677                2,990
                            -----------    ----------    ----------    -----------    -----------    -----------------
     Total...............      $2,171        $2,159        $4,990         $4,642        $23,672              $21,526
                            -----------    ----------    ----------    -----------    -----------    -----------------


Identifiable investments in foreign countries include:
      Netherlands..................................................                     $   846              $   815
      Argentina....................................................                         722                  470
      Chile and Peru (3)...........................................                         538                  520
      Brazil (4)...................................................                         277                  295
      India (5)....................................................                         256                   51
      Tunisia (6)..................................................                         189                  155
      Other........................................................                         849                  684
                                                                                    -------------    -----------------
          Total...................................................                      $ 3,677              $ 2,990
                                                                                    =============    =================

(1) Revenues are attributed to countries based on the locations of the investments. Certain of Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2) Total assets are net of foreign currency translation adjustment of $(268) million (pre-tax) as of June 30, 2001 and $(225) million (pretax) as of December 31, 2000.

(3) Amount is net of foreign currency translation adjustment of $(66) million (pre-tax) as of June 30, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4) Amount is net of foreign currency translation adjustment of $(186) million (pre-tax) as of June 30, 2001 and $(167) million (pre-tax) as of December 31, 2000.

(5) Amount is net of foreign currency translation adjustment of $(2) million (pre-tax) as of June 30, 2001 and $(2) million (pre-tax) as of December 31, 2000.

(6) Amount is net of foreign currency translation adjustment of $(2) million (pre-tax) as of June 30, 2001 and $(1) million (pre-tax) as of December 31, 2000.


Note 9.  Comprehensive Income

Comprehensive Income, Net of Tax:

                                                                            Quarter Ended           Six Months Ended
                                                                              June 30,                  June 30,
                                                                        ----------------------    ---------------------
                                                                          2001         2000        2001         2000
                                                                        ---------    ---------    --------    ---------
                                                                                    (Millions of Dollars)

Net income..........................................................        $143        $142         $404        $412
Foreign currency translation (A)....................................         (36)         (8)         (38)         21
Cumulative effect of a change in accounting principle
  (net of tax of $14 and minority interest of $12)..................          --          --          (15)         --
Current Period change in Fair Value of Financial Instruments (B)....         (15)         --          (18)         --
                                                                        ---------    ---------    --------    ---------
Comprehensive income................................................         $92        $134         $333        $433
                                                                        =========    =========    ========    =========

(A) Net of tax of $4 million and $1 million for the quarters ended June 30, 2001 and 2000, respectively, and $4 million and $(2) million for the six months ended June 30, 2001 and 2000, respectively.

(B) Net of tax of $10 million and $12 million for the quarter and six months ended June 30, 2001, respectively.

     For further discussion of Other Comprehensive Income, See Note 6. Financial
Instruments and Risk Management.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Results of Operations


                                                                            Earnings (Losses)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Six Months Ended
                                                               June 30,                           June 30,
                                                       ---------------------------        ---------------------------
                                                          2001            2000                2001           2000
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)

Power........................................               $104            $ --              $ 206          $   --
PSE&G .......................................                 31             150                140             397
Energy Holdings..............................                 12              (5)                66              19
PSEG*........................................                 (4)             (3)                (8)             (4)
                                                       -----------    ------------        -----------    ------------
     Total PSEG..............................               $143            $142              $ 404          $  412
                                                       ===========    ============        ===========    ============



                                                          Contribution to Earnings Per Share (Basic and Diluted)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                    Six Months Ended
                                                               June 30,                           June 30,
                                                       ---------------------------        ---------------------------
                                                          2001            2000               2001            2000
                                                       -----------    ------------        -----------    ------------

Power........................................              $0.50          $   --              $0.99           $  --
PSE&G .......................................               0.15            0.69               0.67            1.84
Energy Holdings..............................               0.06           (0.02)              0.31            0.09
PSEG*........................................              (0.03)          (0.01)             (0.03)          (0.02)
                                                       -----------    ------------        -----------    ------------
     Total PSEG..............................              $0.68           $0.66              $1.94           $1.91
                                                       ===========    ============        ===========    ============

     *    Includes   after  tax  effect  of   interest   on  certain   financing
          transactions and certain general and administrative costs.

     Basic and diluted earnings per share of PSEG common stock (Common Stock) was $0.68 for the quarter ended June 30, 2001, representing a $0.02 increase from the comparable 2000 period. Basic and diluted earnings per share of Common Stock were $1.94 for the six months ended June 30, 2001, representing a $0.03 increase from the comparable 2000 period.

     PSE&G's and Power's combined contribution to earnings per share of Common Stock for the quarter and six months ended June 30, 2001, decreased $0.04 or 6% and $0.18 or 10% from the comparable 2000 periods, respectively. The decrease for the quarter ended June 30, 2001 was primarily due to an additional 2% electric rate reduction combined with the amortization of the stranded cost regulatory asset beginning in February 2001. These decreases were partially offset by higher profits from trading activities and increased sales due to colder weather.

     Energy Holdings' contribution to earnings per share of Common Stock for the quarter and six months ended June 30, 2001 increased $0.08 and $0.22 or from the comparable 2000 periods, respectively, primarily due to Global's gain on withdrawal from its interest in the Eagle Point Cogeneration Partnership (Eagle Point) in the first quarter 2001. For the quarter ended June 30, 2001, Energy Holdings' increase was primarily due to higher leveraged lease income combined with higher comparative income due to a reduction in the carrying value of publicly traded securities within Resources' leveraged buyout funds in the second quarter of 2000.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and six months ended June 30, 2001 increased $0.02 and $0.03 from the comparable 2000 periods, respectively. A total of 24.2 million shares were repurchased at a cost of approximately $905 million under this program as of June 30, 2001.

Operating Revenues

     Electric Transmission and Distribution

     Transmission and Distribution revenues increased $4 million or 1% and decreased $6 million or 1% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively.

     Generation

     Generation Revenues increased $58 million or 11% and $89 million or 8% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to increased load served under the BGS contract with PSE&G. This increased load results from customers returning to PSE&G from third party suppliers (TPS) as wholesale market prices have typically exceeded fixed BGS rates. As of June 30, 2001, TPS were serving approximately 1.5% of the customer load traditionally served by PSE&G as compared to the June 30, 2000, level of 8%. Also contributing to the increase was a $17 million gain on a sale of a fixed asset at the Kearny Generation Station and output from new operating generation projects placed in service subsequent to the first quarter of 2000. These increases were partially offset by a reduction of $28 million in MTC revenues caused by an additional 2% rate reduction, which was effective on February 7, 2001 in accordance with the BPU's Final Order and the issuance of PSE&G's securitization bonds. Effective August 1, 2001, PSE&G implemented an additional 2% rate reduction as required by the Final Order, bringing the total rate decrease to 9% since August 1, 1999.

     Power has contracted with PSE&G to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001 PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. Power expects that it will continue to earn a substantial portion of its revenues from these supply contracts.

     Gas Distribution

     Gas Distribution revenues increased $33 million or 10% and $368 million or 35% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to higher natural gas costs which were passed along to customers. Customer rates in all classes of business have increased in 2001 to recover a portion of the higher natural gas costs. The commercial and industrial classes fuel recovery rates vary monthly according to the market price of energy. The BPU also approved increases in the fuel component of the residential class rates of 16% in November 2000 and 2% for each month from December 2000 through July 2001. These increased revenues were offset by higher gas distribution costs discussed below.

     Trading

     Trading revenues decreased $115 million or 17% and $142 million or 11% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively, due to lower trading volumes resulting from increased market volatility. However, trading margins increased from $15 million to $27 million and from $42 million to $78 million for the three and six month periods ended as of June 30, 2001, as decreased revenues were more than offset by decreased trading costs as discussed below in Trading Costs.

     Other

     Other revenues increased $32 million or 19% and $39 million or 10% for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000.

     Other revenues for the quarter ended June 30, 2001 were favorably impacted by increased revenues of $25 million at Resources of which $14 million was due to higher leveraged lease income from continued investments in such financing transactions. In addition, Resources recorded no change in the carrying value of publicly traded equity securities in its leveraged buyout funds for the quarter ended June 30, 2001 as compared to a reduction of $13 million recorded in the comparable period in 2000. Global's revenues increased $4 million primarily due to an increase of $9 million in Interest Income associated with its loans to Texas Independent Energy, L.P. (TIE) and a note receivable taken as consideration for the withdrawal from its interest in the Eagle Point. The increase in Interest Income of $9 million was partially offset by reduced Income from Joint Ventures and Partnerships primarily due to the withdrawal from Eagle Point in January 2001.

     Other revenues for the six months ended June 30, 2001 were favorably impacted by increased revenues of $55 million at Global of which $5l million was related to the gain on the withdrawal from Eagle Point. The increase of $55 million was partially offset by lower revenues of $8 million realized by Resources and $8 million realized by PSEG Energy Technologies Inc. (Energy Technologies), a wholly-owned subsidiary of Energy Holdings. The reduction in revenue at Resources was primarily due to a net decrease in the carrying value of publicly traded equity securities in Resources' leveraged buyout funds. The reduction of revenues at Energy Technologies was primarily due to the exit from the electric and gas commodity business, partially offset by increased revenues from the expansion of its mechanical contracting businesses.

Operating Expenses

     Energy Costs

     Energy Costs increased $5 million or 2% and $30 million or 7% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to increased load served under the BGS obligation, higher fuel costs fossil generation resulting from higher natural gas prices, partially offset by increased, low cost, nuclear generation as compared to 2000.

     Gas Costs

     Gas Costs increased $6 million or 3% and $313 million or 44% for the quarter and six months ended June 30, 2001 from the comparable 2000 periods, respectively, primarily due to the increase in the gas fuel revenues, discussed above. Due to the PSE&G's Levelized Gas Adjustment Clause, retail gas costs are increased or decreased to offset a corresponding increase or decrease in gas revenues with no impact on income.

     Trading Costs

     Trading Costs decreased $127 million or 19% and $177 million or 14% for the quarter and six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to lower trading volumes resulting from increased market volatility.

     Operations and Maintenance

     Operations and Maintenance expense increased $82 million or 17% and $141 million or 15% for the quarter and six months ended June 30, 2001 primarily due to planned generation outage work in the first quarter of 2001 and a greater proportion of expenditures used for Operations and Maintenance rather than capital project work in the second quarter of 2001 than in the comparable 2000 period and higher expenses relating to projects going into operation subsequent to the first quarter of 2000 for Power and lower capital project work for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000 for PSE&G.

     Depreciation and Amortization

     Depreciation and Amortization expense increased $37 million or 43% and $55 million or 31% for the quarter and six months ended June 30, 2001 from the comparable 2000 periods, respectively. The increase was primarily due to $43 million and $65 million of amortization of the regulatory asset recorded for PSE&G's stranded costs for the quarter and six months ended June 30, 2001. These increases were partially offset by a change in the accrual for the anticipated cost of removal of Power's generating stations.

     Interest Expense

     Interest Expense increased $25 million or 18% and $52 million or 19% for the quarter and six months ended June 30, 2001 from the comparable 2000 periods, respectively, primarily due to increased long-term debt to finance various projects.

     Preferred Securities Dividend Requirements

     Preferred Securities Dividend Requirements decreased $3 million or 13% and $3 million or 6% for the quarter and six months ended June 30, 2001 due to the redemption of PSE&G preferred securities. For further detail, see External Financings - PSE&G.

     Income Taxes

     Income taxes decreased $16 million or 16% and $46 million or 16% for the quarter and six months ended June 30, 2001 from the comparable 2000 periods, respectively. The decrease of income taxes is due to lower pre-tax income and a lower effective tax rate at Energy Holdings due to a greater proportion of its earnings coming from foreign operations, which are accrued at the rate of 10% due to the incremental cost associated with the repatriation of foreign earnings.

Liquidity and Capital Resources

     PSEG

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's three direct operating subsidiaries: PSE&G, Power and Energy Holdings.

     Dividend payments on Common Stock were $0.54 per share per quarter and totaled approximately $112 million and $116 million for the quarters ended June 30, 2001 and 2000, respectively. Dividend payments on Common Stock totaled approximately $225 million and $234 million for the six month periods ended June 30, 2001 and 2000, respectively.

     Although PSEG presently believes it will have adequate earnings and cash flow in the future from its subsidiaries to maintain its Common Stock dividend at the current level, earnings and cash flows required to support the dividend will become more volatile as PSEG's business changes from one that is principally regulated to one that is principally competitive. Future dividends declared will necessarily be dependent upon PSEG's future earnings, cash flows, financial requirements, alternate investment opportunities and other factors.

     PSE&G

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation business to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $334 million to PSEG for the six months ended June 30, 2001 and 2000, respectively.

     Power

     In 2000, Power financed the transfer of the generation business from PSE&G through the issuance of a $2.786 billion promissory note. On January 31, 2001, through $1.2 billion of equity infusions and $1.62 billion of loans from PSEG, Power repaid this note to PSE&G. In April 2001, Power issued $1.8 billion of its Senior Notes in a private placement, the proceeds of which were used primarily to replace its interim financing from PSEG. It is expected that Power's future capital needs will be funded with cash generated from operations and may be supplemented with external financings, equity infusions from PSEG and other project financing alternatives as dictated by Power's growth strategy. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Power's financial condition, results of operations and net cash flows.

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

     Over the next several years, Energy Holdings, certain of its project affiliates and PSEG Capital Corporation (PSEG Capital) will be required to refinance maturing debt, incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect Energy Holdings' financial condition, results of operations and net cash flows.

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

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the six month periods ended June 30, 2001 and 2000, respectively, PSE&G had net plant additions of $172 million and $230 million, excluding Allowance for Funds Used During Construction (AFDC). This decrease is a result of a greater proportion of expenditures being applied to Operations and Maintenance expense projects as discussed above.

     Power

     Construction expenditures were related to acquisitions by Power and improvements in Power's existing power plants. Power had net plant additions for the six months ended June 30, 2001 and 2000, respectively, of $741 million and $177 million, excluding capitalized interest. The expenditures were for developing the 1,150 MW Lawrenceburg site and the 850 MW Waterford site and adding capacity to its Bergen, Linden, Burlington, and Kearny stations. Power's growth strategy is designed to increase its operating generating portfolio to 20,000 MW by 2005. Changes in environmental regulations and unexpected impacts of existing regulations could impact both Power's construction and growth strategy as well as its capital expenditure amounts. For further information, including New Source Review requirements under the Federal Clean Air Act (CAA), see Note. 5. Commitments and Contingent Liabilities.

     Energy Holdings

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the six months ended June 30, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $732 million. These net investments included leveraged lease investments of $392 million by Resources and net investments of $337 million by Global, primarily related to incremental investments in certain existing generation and distribution projects including those in operation and currently under construction and loans to Texas Independent Energy (TIE). Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and economic trends.

     As of June 30, 2001, Global investments in the TIE partnership include $162 million of loans that earn interest at an annual rate of 12%. Of the $162 million currently outstanding, $83 million is scheduled to be repaid in a lump sum in February 2002 and $79 million will be paid over the next 12 years.

     In the second quarter of 2001, PSEG invested $300 million of additional equity in Energy Holdings, the proceeds of which were used to fund additional investments at Global and Resources.

     In June 2001, Global exercised its option to acquire an additional 49% of Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), bringing its total ownership to 90%. The acquisition of the additional ownership was purchased for approximately $110 million.

     During the six months ended June 30, 2001, Resources invested $392 million in three leveraged lease financing transactions of three electric power stations in the United States and an electric power, district heating and transportation utility in Austria.

     For a discussion of Global's pending investments, see Note 5. Commitments and Contingent Liabilities of Notes.

     External Financings

     PSEG

     At June 30, 2001, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At June 30, 2001, there was $150 million of borrowings under this revolving credit facility. In 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At June 30, 2000, PSEG had $224 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes. On June 30, 2001, PSEG had commercial paper of $521 million outstanding under this program.

     To provide liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2002 and a $280 million revolving credit facility expiring in March 2005. These agreements are with groups of banks and provide for borrowings with maturities of up to one year. As of June 30, 2001 there were no borrowings outstanding under these facilities.

     On June 15, 2001, $300 million of Extendible Notes, Series C, matured.

     PSE&G

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At June 30, 2001, PSE&G's Mortgage coverage ratio was 3:1. As of June 30, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     PSE&G has several uncommitted lines of credit with banks. On June 30, 2001, PSE&G had $55 million of short-term debt outstanding, borrowed against these lines of credit.

     In June 2001, PSE&G redeemed all of its $208 million of 8.625% Series A Cumulative Quarterly Income Preferred Securities.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide liquidity for this program, PSE&G maintains $900 million in revolving credit facilities, each of which expire in June 2002. As of June 30, 2001, there were no borrowings outstanding under these facilities.

     In March 2001, PSE&G redeemed all of its $150 million of 9.375% Series A cumulative income preferred securities, all of its $75 million of 5.97% preferred stock, $15 million of its 6.75% preferred stock and $52 million of its floating rate notes due December 7, 2002. On June 7, 2001, PSE&G redeemed the remaining $248 million outstanding of floating rate notes due December 7, 2002.

     As discussed previously, on January 31, 2001, transition bonds (non-recourse asset backed securities) in the amount of $2.525 billion were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years.

     Power

     In April 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of loans from PSEG, which were provided to finance Power's purchase of PSE&G's generation business. Power plans to file a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes later in 2001. Each series of Senior Notes received investment grade ratings from Moody's Investors Service, Fitch, Inc. and Standard & Poor's Rating Services.

     Power has various lines of credit extended by banks to support the issuance of letters of credit. As of June 30, 2001, letters of credit were issued in the amount of approximately $90 million.

     Energy Holdings

     On June 30, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $200 million 364-day revolving credit facility. The five-year facility also permits up to $250 million of letters of credit to be issued. The 364-day facility and the five-year facility mature in May 2002 and May 2004, respectively. On June 30, 2001, Energy Holdings had an outstanding balance of $137 million under its existing revolving credit facilities

     In June 2001, Moody's Investors Service, Inc. upgraded Energy Holdings' unsecured debt ratings to Baa3 from Ba1. The rating outlook is stable. Energy Holdings now has investment grade ratings from all major rating agencies.

     In July 2001, Energy Holdings received the proceeds from a private placement of $550 million of 8.50% Senior Notes due 2011. The net proceeds were used for the repayment of short-term debt outstanding from intercompany loans and borrowings under Energy Holdings' revolving credit facilities. The remaining proceeds were used for general corporate purposes.

Regulatory Restrictions

     Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the BPU pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, including Energy Holdings, on PSE&G. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

(1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

(2) The PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G;

(3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

(4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Final Order requiring PSE&G to transfer its generation assets to Power, the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. PSE&G has notified the BPU of its intention to make a filing to modify the terms of the Focused Audit. PSE&G believes that the Focused Audit restrictions have effectively been superceded by the Final Order. PSE&G therefore expects modifications to be made, although no assurances can be given, and that the 20% notification requirement and the present requirement for PSEG to eliminate credit supported debt to PSEG Capital will not adversely affect its financial condition, results of operations and net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from Energy Holdings' share of PSEG's non-utility investments is expected to continue. Energy Holdings' assets were approximately 26% of PSEG's consolidated assets at June 30, 2001.

     In addition, if PSEG were no longer to be exempt under the Public Utility Holding Company Act of 1935 (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. PSEG believes that this would not have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Matters

     For a discussion of EITF 99-19, SFAS 133 and related DIG issues, SFAS 141, SFAS 142 and SFAS 143, see Note 2. Accounting Matters, and Note 6. Financial Instruments and Risk Management.

Foreign Operations

     As of June 30, 2001, Global and Resources had approximately $2.349 billion and $1.328 billion, respectively, of international assets. As of June 30, 2001, foreign assets represented 16% of PSEG's consolidated assets and the revenues related to those foreign assets contributed approximately 2% to consolidated revenues for the six months ended June 30, 2001. For discussion of foreign currency risk, see Note 6. Financial Instruments and Risk Management.

     As of June 30, 2001, approximately $1.589 billion or 25% of Energy Holdings' assets were invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela. The Argentine economy has been in a state of recession for approximately three years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment have caused much speculation in the ability of the country to service and refinance $130 billion of debt over the next several years. The Argentine situation has contributed to downward pressure on the Brazilian and Chilean currencies. The Brazilian Real has devalued approximately 18% since year-end 2000 from 1.951 to $1US to 2.311 to $1US as of June 30, 2001 and the Chilean Peso has devalued approximately 10% since year-end 2000 from 573.9 to $1US to 631.9 to $1US as of June 30, 2001. The Argentine currency remains pegged at 1 peso to $1US though there has been much speculation as to whether or not the peg will hold. Recent actions by the current Argentine administration provide for a more favorable exchange rate for exporters, which has continued to fuel the speculation that the currency peg may not hold. In addition, the Argentine administration cut spending to balance its budget by year-end 2001 to improve financial stability in the region.

     In Argentina, the electricity law provides for a pass through of devaluation to the end user customer. Customers' bills are first computed in the $US and converted into the peso for billing. This implies that a devaluation will not impact the level of $US revenues an electric distribution company receives. Energy Holdings' faces exposure as a result of secondary impacts of a devaluation on the overall economy, which could follow many different scenarios. In addition, Energy Holdings' share of $US operating company debt is approximately $256 million. This is of concern because such debt becomes more costly to service with a devaluation, and the immediate impact of the devaluation must be recorded through the income statement as the $US debt is revalued into the local currency. Additionally, upon devaluation, Global's operating companies in the region may be exposed to increased collection risk.

     The Brazilian distribution company in which Global has a 32% interest, entered into a $190 million $US denominated loan, of which Global's share is $62 million. The functional currency of the distribution company is the Brazilian Real. Therefore, its debt is subject to exchange rate risk as the Brazilian Real fluctuates with the $US. Changes in the exchange rate cause the loan amount, as reported in the functional currency, to be marked upward or downward, with an offset to the income statement.

     In  Chile,  the  operating   performance  of  Energy  Holdings'  assets  is
offsetting the impact of the weakening currency in relation to the $US.

     Energy Holdings cannot predict if and when currencies will fluctuate against the $US or changes in economic situations in the operating companies in which it invests. However, the impact of these changes could cause material adverse effects to Energy Holdings' financial condition, results of operations, or net cash flows. For further discussion of foreign currency risk, see Note 6. Financial Instruments and Risk Management of Notes.

Forward-Looking Statements

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

     PSEG is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSEG also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates, commodity-related instruments, equity securities, credit risks and foreign currency risks, see Note 6. Financial Instruments and Risk Management.

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at June 30, 2001 was approximately $7 million, compared to the December 31, 2000 level of $19 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSEG's 2000 Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is updated below:

     Form 10-K, page 3. See Page 18 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU regarding its auction proposal for BGS supply, Docket No. EX01050303.

     Form 10-K, page 12. See Page 18 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU to transfer its gas contracts, Docket No. GR00080564.

     New Matter. See Page 19 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU for increased gas base rates and revised gas property depreciation rates, Docket Nos. GR01050328 and GR01050297.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is updated below. References are to the related pages on the Form 10-K as printed and distributed.

     Electric Operation and Supply

     Form 10-K, page 3. PSE&G has contracted with Power to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001 PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. In addition, each company also filed specific contingency plans and accounting information.

     Gas Contract Transfer

     Form 10-K,  page 12. On March 16, 2001, the New Jersey  Ratepayer  Advocate
(RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. At a hearing held on April 16, 2001, PSE&G presented a Stipulation of Settlement. PSE&G is negotiating to have additional parties execute the Stipulation. The final hearing was conducted on June 22, 2001. A settlement meeting was conducted with the BPU on July 24, 2001. PSE&G is drafting a proposed settlement agreement. The initial brief and reply briefs are scheduled to be filed on August 15, 2001 and September 4, 2001, respectively.

     FERC RTO Orders

     Form 10-K, page 14. The Federal Energy Regulatory Commission (FERC), in a series of orders issued on July 11 and 12 called for the creation of four large regional transmission organizations (RTOs) to facilitate competitive regional markets in the U.S. FERC rejected several smaller RTO proposals and directed transmission owners and independent system operators (ISOs) to combine into much larger RTOs, dramatically altering their proposed geographic size and configuration.

     In the Northeast region, FERC conditionally approved the Pennsylvania-New Jersey-Maryland (PJM) RTO proposal (subject to several modifications and compliance filings) and rejected the New York ISO and ISO-New England RTO proposals. FERC directed that the three existing ISOs for PJM, New York and New England, as well as the systems involved in PJM West, form a single Northeast RTO, based on the "PJM platform". FERC directed that the parties in the region engage in mediation (with FERC oversight) to prepare a proposal and timetable for the merger of the ISOs into a single RTO. At the end of the 45-day mediation period, the Administrative Law Judge assigned to the matter will submit a report to the Commission.

     In the Southeast region, FERC rejected a separate RTO proposal made by the Southern Companies and another submitted jointly by Entergy and the Southwest Power Pool. FERC directed that a single Southeast RTO be created, using the Grid South platform. As in the Northeast, FERC directed the Southeast parties to engage in mediation under the supervision of an Administrative Law Judge.

     Wholesale and retail customers, as well as lower-cost generation should benefit from having better access to a larger regional market. While impacts on all PSEG affiliates are uncertain because specific business rule changes will not be known for some time, the elimination of seams issues and the creation of a single wholesale market in the Northeast is generally expected to have a positive impact on the PSEG companies. The goal of the mediation process is to develop a business plan and milestones for the creation and implementation of the single northeast RTO.

     Gas Base Rate Filings

     New Matter. On May 4, 2001, PSE&G filed a petition with the BPU for authority to revise its gas property depreciation rates (Depreciation Case). In this filing, PSE&G requested authority to implement its proposed depreciation rates simultaneous for book purposes and ratemaking purposes when the BPU implements new tariffs designed to recover the additional annual revenues resulting from the gas base rate case discusses below. On May 25, 2001, PSE&G filed a petition with the BPU requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). The requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G believes that the current gas base rates, in effect since November 1991, do not reasonably reflect capital investments and other costs required to maintain the gas utility infrastructure. The BPU has consolidated the Depreciation Case and the Gas Base Rate Case.

     Construction and Development

     New Matter. In June 2001, Fossil's Kearny Unit #12 (175 MW) in Kearny, New Jersey, began commercial operation for one half of the capacity. The unit was fully operational in August 2001.

     Form 10-K, page 24. In June 2001, Tanir Bavi began simple cycle operation of 170 MW of its planned 220 MW combined-cycle plant located in India. In the third quarter, the plant is expected to begin operating in combined-cycle. Global owns a 74% interest in Tanir Bavi.

     Form 10-K, page 24. In June 2001, the Fushi Hydropower Plant began commercial operation of a hydropower plant located along the Rongjiang River in China. Global owns an indirect 35% interest in the Fushi Hydropower plant.

     Form 10-K, page 24. In July 2001, the first 500 MW phase of Odessa-Ector Power Partner, L.P. (OEP) 1,000 MW gas-fired combined-cycle electric generation facility in Odessa, Texas commenced commercial operation. The plant is expected to reach full commercial operation in the third quarter of 2001. OEP is wholly-owned by TIE, a 50/50 joint venture of Global and Panda Energy International, Inc.

     Form 10-K, page 44. PSEG Power New York Inc., an indirect subsidiary of Power, is in the process of obtaining permits and approvals to authorize the development of the Bethlehem Energy Center, a 750 MW combined-cycle power plant that will use natural gas as its primary fuel and low-sulfur distillate oil as a secondary fuel. The Bethlehem Energy Center will be located on the site of the 400 MW Albany Steam Station, (which was acquired from Niagara Mohawk Power Corporation in May 2000) and will replace that facility. PSEG Power New York Inc. filed an application for a water permit in March 2001, an application for an air permit in May 2001 and an application for a Certificate of Environmental Compatibility and Public Need in July 2001. Under its Purchase Agreement with Niagara Mohawk, Power will be obligated to pay Niagara Mohawk $9 million if it redevelops the Albany Station.

     License Renewals

     New Matter. Exelon, co-owner and operator of Peach Bottom Atomic Power Station (Peach Bottom), has informed PSEG that on July 3, 2001 an application was submitted to the Nuclear Regulatory Commission to renew the operating licenses for Peach Bottom Units 2 and 3. If approved, the current licenses would be extended by 20 years, to 2033 and 2034 for Units 2 and 3, respectively. NRC review of the application is expected to take approximately two years.

     Form 10-K, page 18. The New Jersey Department of Environmental Protection (NJDEP) issued a final New Jersey Pollutant Discharge Elimination System permit (Permit) for PSEG Nuclear LLC's (Nuclear), a subsidiary of Power, Salem Generating Station (Salem) on June 29, 2001, with an effective date of August 1, 2001, allowing for the continued operation of Salem with its existing cooling water system. This Permit renews Salem's variance from applicable thermal water quality standards under Section 316(a) of the federal Clean Water Act (CWA), determines that the existing intake structure represents best technology available under Section 316(b) of the CWA, requires that Nuclear continue to implement the wetlands restoration and fish ladder programs established under the 1994 permit and imposes requirements for additional analyses of data and studies to determine if other intake technologies are available for application at Salem that are biologically effective. The Permit also requires Nuclear to install up to two additional fish ladders in New Jersey and fund an escrow account in the amount of $500,000 for the construction of artificial reefs by NJDEP. The Permit's expiration date is July 31, 2006.

     Nuclear also reached an agreement settlement with the Delaware Department of Natural Resources and Environmental Control (DNREC) providing that Nuclear will fund additional habitat restoration and enhancement activities as well as fisheries monitoring and that PSEG and DNREC will work cooperatively on the finalization of regulatory approvals required for Salem and the implementation of the Permit. PSEG must also obtain a renewal of the Delaware River Basin Commission's Docket for the Salem. As part of this agreement, PSEG was required to deposit approximately $5.8 million into an escrow account to be used for future costs related to this settlement.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number     Document
     --------------     --------

        10a(23)         Employment Agreement with Robert E. Busch dated
                           April 24, 2001
        10a(24)         Employment Agreement with Thomas M. O'Flynn dated
                           April 18, 2001
        12              Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K

     None.

                                    SIGNATURE

Pursuant  to  the   requirements  of  the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                                  (Registrant)


                  By:           PATRICIA A. RADO
                  ---------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: August 8, 2001