Form 10-Q
period 2001-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2001-11-02
CIK 788784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             (Mark One)
             [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 2001
                                       OR
             [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                  to
                                              ----------------    -------------


Commission        Registrant, State of Incorporation,          I.R.S. Employer
File Number         Address, and Telephone Number             Identification No.
-----------  ----------------------------------------------   ------------------
001-09120     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED         22-2625848
                        (A New Jersey Corporation)
                               80 Park Plaza
                               P.O. Box 1171
                       Newark, New Jersey 07101-1171
                               973-430-7000
                            http://www.pseg.com

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 2001, Public Service Enterprise Group Incorporated had outstanding 207,471,318 shares of its sole class of Common Stock, without par value.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               1

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              19

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         30


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  31

Item 5.  Other Information                                                  31

Item 6.  Exhibits and Reports on Form 8-K                                   34

Signature                                                                   35

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)



                                                                       For the Quarter Ended           For the Nine Months Ended
                                                                           September 30,                     September 30,
                                                                    ----------------------------     ------------------------------
                                                                        2001             2000            2001             2000
                                                                    ------------     -----------     ------------    --------------
OPERATING REVENUES
   Electric Transmission and Distribution                           $       498      $     454       $    1,310      $$     1,272
   Generation                                                               647            551            1,798             1,622
   Gas Distribution                                                         272            280            1,706             1,346
   Trading                                                                  674            738            1,843             2,040
   Other                                                                    310            184              734               568
                                                                    ------------     -----------     ------------    --------------
       Total Operating Revenues                                           2,401          2,207            7,391             6,848
                                                                    ------------     -----------     ------------    --------------
OPERATING EXPENSES
   Energy Costs                                                             401            278              879               726
   Gas Costs                                                                177            205            1,207               922
   Trading Costs                                                            636            725            1,719             1,985
   Operation and Maintenance                                                573            471            1,671             1,427
   Depreciation and Amortization                                            150             90              381               266
   Taxes Other Than Income Taxes                                             33             46              119               134
                                                                    ------------     -----------     ------------    --------------
       Total Operating Expenses                                           1,970          1,815            5,976             5,460
                                                                    ------------     -----------     ------------    --------------
OPERATING INCOME                                                            431            392            1,415             1,388
Other Income and Deductions                                                   1              6               18                23
Interest Expense                                                           (194)          (148)            (520)             (422)
Preferred Securities Dividend Requirements
    and Premium on Redemption                                               (14)           (24)             (58)              (71)
                                                                    ------------     -----------     ------------    --------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                       224            226              855               918
Income Taxes                                                                (52)           (84)            (286)             (364)
                                                                    ------------     -----------     ------------    --------------
INCOME BEFORE EXTRAORDINARY ITEM
   AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                172            142              569               554
Extraordinary Loss on Early Retirement of Debt (net of tax)                  --             --               (2)               --
Cumulative Effect of a Change in Accounting Principle
 (net of tax)                                                                --             --                9                --
                                                                    ------------     -----------     ------------    --------------
NET INCOME                                                          $       172      $     142       $      576      $        554
                                                                    ============     ===========     ============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000's)                      208,495        214,623          208,564           215,465
                                                                    ============     ===========     ============    ==============
EARNINGS PER SHARE (BASIC AND DILUTED):
 INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   A CHANGE IN  ACCOUNTING PRINCIPLE                                $      0.82       $   0.66       $     2.73      $       2.57
Extraordinary Loss on Early Retirement of Debt (net of tax)                  --             --            (0.01)               --
Cumulative Effect of a Change in Accounting Principle (net of                --             --             0.04                --
tax)
                                                                    ------------     -----------     ------------    --------------
NET INCOME                                                          $      0.82       $   0.66       $     2.76      $       2.57
                                                                    ============     ===========     ============    ==============

DIVIDENDS PAID PER SHARE OF COMMON STOCK                            $      0.54       $   0.54       $     1.62      $       1.62
                                                                    ============     ===========     ============    ==============

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)



                                                                                     (Unaudited)
                                                                                    September 30,            December 31,
                                                                                         2001                    2000
                                                                                  -------------------     -------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                      $             371       $             102
   Restricted Cash                                                                                6                      --
   Accounts Receivable:
     Customer Accounts Receivable                                                               823                     778
     Other Accounts Receivable                                                                  310                     431
     Allowance for Doubtful Accounts                                                            (57)                    (44)
   Unbilled Revenues                                                                            182                     357
   Fuel                                                                                         536                     431
   Materials and Supplies, net of valuation reserves-- 2001, $5; 2000, $11                      168                     155
   Prepayments                                                                                  172                      31
   Energy Trading Contracts                                                                     580                     799
   Other                                                                                        440                      99
                                                                                  -------------------     -------------------
       Total Current Assets                                                                   3,531                   3,139
                                                                                  -------------------     -------------------

PROPERTY, PLANT AND EQUIPMENT
   Generation                                                                                 3,947                   2,678
   Transmission and Distribution                                                              8,673                   8,479
   Other                                                                                      1,763                     790
                                                                                  -------------------     -------------------
       Total                                                                                 14,383                  11,947
   Accumulated Depreciation and Amortization                                                 (4,764)                 (4,266)
                                                                                  -------------------     -------------------
       Net Property, Plant and Equipment                                                      9,619                   7,681
                                                                                  -------------------     -------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                          5,375                   4,995
   Long-Term Investments, net of accumulated amortization and valuation
     allowances-- 2001, $26; 2000, $72                                                        4,896                   4,545
   Nuclear Decommissioning Fund                                                                 706                     716
   Other Special Funds                                                                          169                     122
   Other, net of accumulated amortization-- 2001 and 2000, $19                                  573                     328
                                                                                  -------------------     -------------------
       Total Noncurrent Assets                                                               11,719                  10,706
                                                                                  -------------------     -------------------

TOTAL ASSETS                                                                      $          24,869       $          21,526
                                                                                  ===================     ===================

See Notes to Consolidated Financial Statements.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)



                                                                                (Unaudited)
                                                                               September 30,              December 31,
                                                                                    2001                      2000
                                                                             -------------------       -------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                        $           1,397         $             667
   Commercial Paper and Loans                                                              802                     2,885
   Accounts Payable                                                                        778                     1,001
   Energy Trading Contracts                                                                714                       730
   Other                                                                                   664                       429
                                                                             -------------------       -------------------
       Total Current Liabilities                                                         4,355                     5,712
                                                                             -------------------       -------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                         3,283                     3,107
   Regulatory Liabilities                                                                  355                       470
   Nuclear Decommissioning                                                                 706                       716
   OPEB Costs                                                                              470                       448
   Cost of Removal                                                                         156                       157
   Other                                                                                   526                       415
                                                                             -------------------       -------------------
       Total Noncurrent Liabilities                                                      5,496                     5,313
                                                                             -------------------       -------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                      --                        --
                                                                             -------------------       -------------------

CAPITALIZATION
   LONG-TERM DEBT                                                                       10,143                     5,297
                                                                             -------------------       -------------------

   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                           80                        95
     Preferred Stock With Mandatory Redemption                                              --                        75
     Guaranteed Preferred Beneficial Interest in Subordinated                              680                     1,038
Debentures
                                                                             -------------------       -------------------
       Total Subsidiaries' Preferred Securities                                            760                     1,208
                                                                             -------------------       -------------------

   COMMON STOCKHOLDERS' EQUITY
     Common Stock, issued:  231,957,608 shares                                           3,601                     3,604
     Treasury Stock, at cost: 2001 23,886,290 shares
         and 2000 23,986,290 shares                                                       (892)                     (895)
     Retained Earnings                                                                   1,728                     1,493
     Accumulated Other Comprehensive Loss                                                 (322)                     (206)
                                                                             -------------------       -------------------
       Total Common Stockholders' Equity                                                 4,115                     3,996
                                                                             -------------------       -------------------
         Total Capitalization                                                           15,018                    10,501
                                                                             -------------------       -------------------
TOTAL LIABILITIES AND CAPITALIZATION                                         $          24,869         $          21,526
                                                                             ===================       ===================

See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                 ----------------------------------------
                                                                                       2001                   2000
                                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                    $          576         $         554
   Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and Amortization                                                           381                   266
    Amortization of Nuclear Fuel                                                             63                    47
    (Deferral)Recovery of Electric Energy and Gas Costs-- net                              (145)                   24
    Provision for Deferred Income Taxes and ITC-- net                                        18                     3
    Investment Distributions                                                                122                    40
    Equity Income from Partnerships                                                         (60)                  (30)
    Unrealized Gains on Investments                                                         (28)                   (9)
    Leasing Activities                                                                       56                    --
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                         (6)                   --
     Inventory                                                                             (103)                   --
     Accounts Receivable and Unbilled Revenues                                              264                   193
     Prepayments                                                                           (142)                  (72)
     Accounts Payable                                                                      (243)                 (125)
     Other Current Assets and Liabilities                                                   233                   (22)
   Other                                                                                   (142)                   60
                                                                                 -----------------      -----------------
     Net Cash Provided By Operating Activities                                              844                   929
                                                                                 -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding IDC and AFDC                    (1,612)                 (574)
   Net Change in Long-Term Investments                                                     (634)                 (536)
    Acquisitions, net of Cash Provided                                                     (532)                   --
   Other                                                                                    (92)                  (47)
                                                                                 -----------------      -----------------
     Net Cash Used in Investing Activities                                               (2,870)               (1,157)
                                                                                 -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                         (1,991)                  692
   Issuance of Long-Term Debt                                                             6,152                   590
   Deferred Issuance Costs                                                                 (201)                   --
   Redemption/Purchase of Long-Term Debt                                                   (872)                 (777)
   Redemption of Preferred Securities                                                      (448)                   --
   Purchase of Treasury Stock                                                                --                   (72)
   Cash Dividends Paid on Common Stock                                                     (337)                 (348)
   Other                                                                                     (8)                  (1)
                                                                                 -----------------      -----------------
     Net Cash Provided By Financing Activities                                            2,295                    84
                                                                                 -----------------      -----------------
Net Change in Cash and Cash Equivalents                                                     269                  (144)
Cash and Cash Equivalents at Beginning of Period                                            102                   259
                                                                                 -----------------      -----------------
Cash and Cash Equivalents at End of Period                                       $          371        $          115
                                                                                 =================      =================

Income Taxes Paid                                                                $           20        $          380
Interest Paid                                                                    $          553        $          354
Non-Cash Financing Activities:
       Fair Value of Property, Plant and Equipment Acquired                      $          628        $            1
       Debt Assumed from Companies Acquired                                      $          221        $            9

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

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in PSEG's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and should be read in conjunction with these Notes.

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

Note 2.  Accounting Matters

     Issued in July 2000, Emerging Issues Task Force (EITF) consensus 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19) provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. Beginning in the first quarter of 2001, based on an analysis and interpretation of EITF 99-19, PSEG reported all the revenues and energy costs on a gross basis for the physical bilateral energy sales and purchases and capacity sales and purchases. PSEG continues to report revenues and costs related to swaps, futures, option premiums, firm transmission rights, transmission congestion credits and purchases and sales of emission allowances on a net basis. The prior period financial statements have been reclassified accordingly.

     On January 1, 2001, PSEG adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), and recorded a cumulative effect of a change in accounting principle and other comprehensive income of $9 million and $(14) million, respectively. As of September 30, 2001, the fair value of PSEG's derivative assets and liabilities were $27 million and $122 million, respectively, resulting in a net $95 million liability, a negative impact to Other Comprehensive Income (OCI) of $43 million, deferred taxes of $25 million and a minimal impact on the income statement.

     The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective January 1, 2002, regarding the normal purchases and normal sales exception for option-type contracts and forward contracts in electricity. In addition, the DIG issued amended guidance effective April 1, 2002, regarding the normal purchases and normal sales exception to contracts that combine a forward contract and a purchased option contract. PSEG is currently evaluating this guidance in light of its potential impacts and cannot predict the impact on its financial position or results of operations, however, such impact could be material. PSEG has evaluated additional guidance issued by the DIG which was effective July 1, 2001 which had no material effect on PSEG's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations"  (SFAS
141). SFAS 141 was effective July 1, 2001 and requires that all business combinations on or after that date be accounted for under the purchase method. Upon implementation of this standard, there was no impact on its financial position or results of operations and PSEG does not believe it will have a substantial effect on its strategy.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when required by events or circumstances. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. PSEG is currently evaluating this guidance and does not believe it will have a material impact on its financial position or results of operations.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PSEG is currently evaluating this guidance and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

     In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144 long-lived assets to be disposed will be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. PSEG is currently evaluating this guidance and does not believe it will have a material impact on its financial position or results of operations.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to Power of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities. PSE&G transferred its electric generating business to Power in August 2000 in exchange for a $2.786 billion promissory note, which was repaid by Power on January 31, 2001.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs over the transition period through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC). PSE&G remits the MTC revenues to Power as part of the basic generation service (BGS) contract as provided for by the Final Order.

     In September 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. PSE&G Transition Funding LLC (Transition Funding) issued the transition bonds on January 31, 2001; and the TBC and an additional 2% rate reduction became effective on February 7, 2001 in accordance with the Final Order. An additional 2% rate reduction became effective on August 1, 2001 bringing the total rate reduction to 9% since August 1, 1999. These rate reductions and the TBC were funded through the MTC rate.

     In October and November 1999, appeals were filed by New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA), and Co-Steel Raritan (Co-Steel), an individual PSE&G customer, (the appellants) challenging the validity of the Finance Order as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by the appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests. In December 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The New Jersey Supreme Court's written opinion was issued on May 18, 2001.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision. In October 2001, the Supreme Court denied Co-Steel's petition.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its $2.786 billion promissory note used to finance the transfer of PSE&G's generation business in August 2000. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

Note 4.  Regulatory Assets and Liabilities

     At the dates shown, PSEG, through PSE&G, had deferred the following regulatory assets and liabilities on its Consolidated Balance Sheets:

                                                                          September 30,           December 31,
                                                                               2001                   2000
                                                                         ------------------     ------------------
                                                                                  (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Recovered...............................                  $4,158                 $4,093
   SFAS 109 Income Taxes........................................                     307                    285
   OPEB Costs...................................................                     217                    232
   Societal Benefits Charges (SBC)..............................                      15                     74
   Underrecovered Gas Costs.....................................                     121                     --
   Environmental Costs..........................................                      74                     74
   Unamortized Loss on Reacquired Debt and Debt Expense.........                      97                    104
   Non-Utility Generation Transition Charge (NTC)...............                       7                      7
   Other........................................................                     379                    126
                                                                         ------------------     ------------------
       Total Regulatory Assets..................................                  $5,375                 $4,995
                                                                         ==================     ==================

Regulatory Liabilities:
   Excess Depreciation Reserve..................................                    $350                   $444
   Overrecovered Gas Costs......................................                      --                     26
   Other........................................................                       5                     --
                                                                         ------------------     ------------------
       Total Regulatory Liabilities.............................                    $355                   $470
                                                                         ==================     ==================

Note 5.  Commitments and Contingent Liabilities

Pending Asset Purchases and Development

     Power

     In 1999, Power entered into agreements with Conectiv, Conectiv's subsidiaries Delmarva Power and Light Company (DP&L) and Atlantic City Electric Company (ACE), and Exelon Generation LLC (Exelon) pursuant to which Power would acquire all of DP&L's and ACE's interests in Salem Nuclear Generating Station (Salem) and Hope Creek Generating Station (Hope Creek) and half of DP&L's and ACE's interest in Peach Bottom Atomic Power Station (Peach Bottom) (a total of 544 MW) for a purchase price of $15.4 million plus the net book value of nuclear fuel at the respective closing dates. In December 2000, the DP&L portion of the transaction (246 MW) closed. The ACE portion of the transaction (298 MW) closed in October 2001, yielding the following final ownership shares:


                                 Power                         Exelon
                          ----------------              ---------------------

     Salem                        57.41%                        42.59%
     Hope Creek                  100.00%                           --
     Peach Bottom                 50.00%                        50.00%

     PSEG Power New York Inc., an indirect subsidiary of Power, is in the process of obtaining permits and approvals to authorize the development of the Bethlehem Energy Center, a 750 MW combined-cycle power plant that will replace the 400 MW Albany Steam Station, which was acquired from Niagara Mohawk Power Corporation (Niagara Mohawk)in May 2000. In September 2001, the New York State Board on Electric Generation Siting and the Environment determined that the Certificate of Environmental Compatibility and Public Need (Article X) application is in compliance with state regulations. This Board expects to reach a final project certification decision within 12 months. Furthermore, the state Department of Environmental Conservation has issued draft air and water permits for the project. Under its Purchase Agreement with Niagara Mohawk, Power will be obligated to pay Niagara Mohawk up to $9 million if it redevelops the Albany Station, however, Power expects this payment will be reduced based on conditions related to the service date and regulatory requirements.

     Power is constructing a 500 MW natural gas-fired, combined cycle electric generation plant at Bergen Generation Station at a cost of approximately $290 million with completion expected in June 2002. Power is also constructing an 1,186 MW combined cycle generation plant at Linden for approximately $590 million expected to be completed in May 2003.

     In August 2001, subsidiaries of Power closed with a group of banks on $800 million of non-recourse project financing for projects in Waterford, Ohio and Lawrenceburg, Indiana. The Waterford project will be completed in two phases and will increase Power's capacity by 850MW. The first phase and second phase of the project are expected to achieve commercial operation in June 2002 and May 2003, respectively. The Lawrenceburg project will increase Power's capacity by 1,150 MW and is expected to achieve commercial operation by May 2003. The total combined project cost for Waterford and Lawrenceburg is estimated at $1.2 billion. Power's required equity investment in these projects is approximately $400 million.

     In addition, Power also has contracted with a third party to purchase combustion turbines through 2004. The aggregate amount due under these contracts is approximately $600 million.

     Energy Holdings

     In March 2001, Global, through Dhofar Power Company (DPCO), signed a 20-year concession with the government of Oman to privatize the electric system of Salalah. A consortium led by Global and several major Omani investment groups owns DPCO. The project will enhance the existing network of generation, transmission and delivery assets and is expected to add 195 MW of new generating capacity. The project achieved financial closure in August 2001 and commenced construction in September 2001. The project is expected to achieve commercial operation by March 2003. Total project cost is estimated at $277 million. Global's equity investment, including contingencies, is expected to be approximately $82 million.

     In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a 10-year power purchase agreement with the California Department of Water Resources to provide 340 MW of electric capacity to California from three new natural gas-fired peaker plants that GWF Energy expects to build and operate in California. Total project cost is estimated at $310 million. The first plant, a 90 MW facility, was completed and began operation in August 2001. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, expected to occur in 2002.

     In July 2001, Global won the bid to purchase up to a 100% interest in Empresa de Electricidad de los Andes S.A. (Electroandes) with a bid of approximately $227 million. Global's closing for this acquisition is scheduled for the fourth quarter of 2001 and may be dependent upon resolution of certain matters regarding applicable tax rates. Electroandes is the sixth largest electric generator in Peru with a 6% market share. Electroandes' main assets include four hydroelectric facilities with a combined installed capacity of 183 MW and 460 miles of transmission lines located in the Central Andean region (northeast of Lima). In addition, Electroandes has the exclusive rights to develop a 100 MW expansion of an existing station and a 150 MW greenfield hydroelectric facility. In 2000, Electroandes generated 1,150 gigawatts of electrical energy, of which 97% was sold through power purchase agreements to mining companies in the region.

     In August 2001, Global purchased a 94% equity stake in SAESA and all of its subsidiaries from COPEC. The SAESA group of companies consists of four distribution companies and one transmission company that provide electric service in the southern part of Chile. Additionally, Global purchased from COPEC approximately 14% of Frontel not owned by SAESA. SAESA also owns a 50% interest in the Argentine distribution company Empresa Electrica del Rio Negro S.A. Collectively, the companies serve more than 615,000 customers. The purchase approximated $460 million, including a tender offer for 6% of publicly traded SAESA shares in October 2001.

     In August 2001, Global entered into an agreement to sell its interests in several joint ventures in Argentina to a subsidiary of the AES Corporation (AES) for $376 million. The transaction will involve the transfer of Global's 30% interest in three Argentine distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES) and Empresa Distribuidora La Plata S.A. (EDELAP), a 19% share in the 650 MW Central Termica San Nicolas power plant (CTSN), and a 33% interest in the 830 MW Parana power plant (Parana) nearing the completion of construction. Payment terms for the transaction include a 10% down payment with the remainder of the purchase price payable under a promissory note to be issued by a subsidiary of the AES to Global and collateralized by AES subsidiary's interest in the assets.
Consummation of the transaction is subject to the parties obtaining certain lender and regulatory approvals and is expected to occur in early 2002.

     As of September 30, 2001, Global's investments in the Texas Independent Energy (TIE) partnership include $161 million of loans that earn interest at an annual rate of 12%. Of the $161 million currently outstanding, $83 million is scheduled to be repaid in full in February 2002 and $78 million will be repaid over the next 12 years.

     Energy Holdings, its subsidiaries and equity method investees are involved in various legal actions arising in the normal course of business. Energy Holdings does not expect there will be material adverse effect on its financial statements as a result of these proceedings, although no assurances can be given.

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. Power, PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. While the financial impact of these regulations on these projects is not currently estimable, PSEG does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

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

     Net of recoveries, costs incurred through September 30, 2001 for the Remediation Program amounted to $158.5 million. In addition, at September 30, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74.0 million. Expenditures beyond 2003 cannot be reasonably estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," which include one operating electric generating station and one former generating station. PSEG cannot predict what action, if any, the EPA or any third party may take against PSE&G and/or Power with respect to these matters, or in such event, what costs PSE&G and/or Power may incur to address any such claims. However, such costs may be material.

New Source Review

     In a response to a demand by the EPA and NJDEP under Section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer generating stations were implemented in accordance with applicable New Source Review regulations, Power provided certain data in November 2000. Based upon the information provided to the EPA, it is likely that the EPA will seek to enforce the requirements of the New Source Review program at Hudson 2 and Mercer 1 and 2. Power is currently in discussions with the EPA and NJDEP to resolve the matter. It is uncertain whether these discussions will be successful; however, costs of compliance could be material.

     The EPA indicated that it is considering enforcement action against Power under its Prevention of Significant Deterioration (PSD) rules relating to the construction that is currently in progress for Bergen 2, scheduled for operations in 2002. The EPA had maintained that PSD requirements are applicable to Bergen 2, thereby requiring Power to obtain a permit prior to the commencement of construction. To obtain such a permit, an applicant must demonstrate that the additional emission source will not cause significant deterioration of the air shed in the vicinity of the plant. The time required to obtain such a permit is estimated at 6-12 months. Power vigorously disputes that PSD requirements are applicable to Bergen 2 and is continuing construction. The NJDEP has informally indicated it agrees with Power's position, but has also advised that the ultimate authority to decide PSD applicability rests with the EPA. Discussions to resolve this matter are underway with the EPA and NJDEP. At September 30, 2001, Power had expended approximately $210 million in the construction of Bergen 2.

Guaranteed Obligations

     Energy Holdings, PSEG Global Inc. (Global), a wholly-owned subsidiary of Energy Holdings, and/or PSEG have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects, in an aggregate amount of approximately $238 million as of September 30, 2001. A substantial portion of such guarantees is eliminated upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt.

Note 6.  Financial Instruments and Risk Management

     PSEG's operations give rise to exposure to market risks from changes in commodity prices, interest rates, foreign currency exchange rates and securities prices. PSEG's policy is to use derivative financial instruments for the purpose of managing market risk consistent with its business plans and prudent business practices.

Energy Trading and Related Contracts

     Power routinely enters into exchange traded futures and options transactions for electricity and natural gas as part of wholesale trading operations. Generally, exchange-traded futures contracts require the deposit of cash for margins, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin requirements at September 30, 2001 and December 31, 2000 was approximately $2 million and $1 million, respectively.

     Power's energy trading and related contracts have been marked to market and gains and losses from such contracts were recorded in earnings, including unrealized losses of $10.6 million and $4.6 million for the quarter and nine months ended September 30, 2001, respectively and a unrealized loss of $0.2 million and a unrealized gain of $47.6 million for the quarter and nine months ended September 30, 2000, respectively. The losses in 2001 are primarily due to significant drops in gas prices in the third quarter of 2001.

     The fair value of the energy trading and related contracts that are marked-to-market are based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. The estimates presented herein are not necessarily indicative of the amounts that Power could realize in a current market exchange. The fair values as of September 30, 2001 and December 31, 2000 and the average fair values for the periods then ended of Power's significant financial instruments related to energy commodities are summarized in the following table:


                                          September 30, 2001                           December 31, 2000
                                ----------------------------------------   ------------------------------------------
                                Notional  Notional    Fair    Average      Notional Notional     Fair      Average
                                 (mWh)    (MMBTU)    Value   Fair Value     (mWh)    (MMBTU)     Value    Fair Value
                                ----------------------------------------   ------------------------------ -----------
                                             (Millions)                                  (Millions)
Futures and Options NYMEX......     --        5.0    $(3.7)    $(2.1)        17.0      167.0     $ 6.0       $(1.0)
Physical forwards..............   43.0       13.0    $10.6     $14.7         50.0       10.0     $13.0       $14.0
Options-- OTC..................   11.0      568.0   $(50.2)    $32.4         12.0      525.0    $184.0       $68.0
Swaps..........................   38.0      747.0    $65.0     $(9.3)          --      218.0   $(138.0)      $23.0
Emission Allowances............     --         --    $28.3     $24.5           --         --     $ 6.0        $9.0

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

     As of September 30, 2001, Power had entered into electric physical forward contracts and gas futures and swaps to hedge its forecasted BGS requirements and gas purchases requirements for generation, with a maximum term of approximately one year, which qualified for hedge accounting treatment under SFAS 133. These commodity and financial instruments are marked-to-market based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and other valuation methodology. For the quarter ended September 30, 2001, the total negative mark-to-market valuation of $34 million was recorded as a derivative asset offset by OCI and deferred taxes of $20 million and $14 million, respectively. The increase in the derivative asset was primarily due to the dramatic decrease in natural gas prices.

     Also as of September 30, 2001, PSE&G had entered into 349 MMBTU of gas futures, options and swaps to hedge forecasted requirements. As of September 30, 2001, the fair value of those instruments was $(196) million with a maximum term of approximately one year. PSE&G utilizes derivatives to hedge its gas purchasing activities which, when realized, are recoverable through its Levelized Gas Adjustment Clause (LGAC). Accordingly, the offset to the change in fair value of these derivatives is specified as a regulatory asset or liability.

     Interest Rates

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

     In October 2001, Power entered into two interest rate swaps with an aggregate notional amount of $177.5 million to hedge its variable interest rate loan related to the construction of its Waterford, Ohio facility. The swaps qualify for hedge accounting treatment under SFAS 133 and will be recorded on the balance sheet at fair value with changes in the effective portion of the swap to be recorded in OCI.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is approximately $497 million. The interest rate swap is indexed to the
three-month   LIBOR  rate.  The  fair  value  of  the  interest  rate  swap  was approximately $(32.0) million as of September 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

     PSEG is subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt, interest rate swaps and interest rate lock agreements. As of September 30, 2001, a hypothetical 10% change in market interest rates would result in a $11 million change in annual interest costs related to short-term and floating rate debt at PSEG and its subsidiaries.

Equity Securities

     PSEG Resources Inc. (Resources), a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and limited partnerships. Resources carries its investments in equity securities at their approximate fair value as of the reporting date. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. The aggregate fair values of such investments which had available market prices at September 30, 2001 and December 31, 2000 were $27 million and $115 million, respectively. The decrease in the recorded amount of investments was primarily due to the sale of Resources' interest in equity securities which had a fair value of $66 million on December 31, 2000 and a decline in the valuation of publicly traded equity securities held within its limited partnerships. The potential change in fair value resulting from a hypothetical 10% change in quoted market prices of these investments amounted to $2 million and $9 million at September 30, 2001 and December 31, 2000, respectively.

     In August 2001, Resources received $30 million from the sale of its interest in an equity security within its leveraged buyout fund which had a book value of $31 million.

Foreign Currencies

     As of September 30, 2001, Global and Resources had assets located or held in international locations of approximately $3.014 billion and $1.406 billion, respectively.

     Resources' international investments are primarily leveraged leases of assets located in the Australia, Austria, Belgium, China, Germany, the Netherlands, the United Kingdom and New Zealand with associated revenues denominated in U.S. dollars ($US), and therefore, not subject to foreign currency risk.

     Global's international investments are primarily in companies that generate or distribute electricity in Argentina, Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the U.S. dollar ($US), there is a corresponding change in Global's investment value in terms of the $US. Such change is reflected as an increase or decrease in the investment value and OCI. As of September 30, 2001, net foreign currency devaluations have reduced the reported amount of PSEG's total stockholder's equity by $278 million (after-tax), of which $190 million (after-tax) of which was caused by the devaluation of the Brazilian Real.

Credit Risk

     Recent events in the California energy markets affected Pacific Gas & Electric Company (PG&E), one of the state's largest utilities, and resulted starting on February 1, 2001 in PG&E's failure to pay the full amount due for energy delivered by three of Global's project affiliates: GWF Power Systems, L.P. (GWF), Hanford L.P. (Hanford) and Thermal Energy Development Partnership, L.P. (Tracy), in late 2000 and early 2001. On March 27, 2001, the California Public Utilities Commission (CPUC) approved a substantial increase in electric retail rates and directed the state's electric utilities, including PG&E, to make payment to suppliers for current energy deliveries. On April 6, 2001, PG&E filed for protection under Chapter 11 of the U.S. Bankruptcy Code asserting that such rate increase was insufficient to meet its obligations under energy purchase agreements. Amounts due to Global's project affiliates from PG&E at the time of its bankruptcy filing (pre-petition payables) remain outstanding. However, PG&E has subsequently paid, on a timely basis, the appropriate amounts due to Global's project affiliates for power deliveries commencing April 6, 2001 (post-petition payables) in compliance with the CPUC order. On June 13, 2001, the CPUC issued an order declaring as reasonable and prudent any amendment to a power purchase agreement with eligible qualifying facilities that conformed the energy price to a certain fixed-price for a five-year term. In July 2001, GWF, Hanford and Tracy entered into an agreement with PG&E (Agreement) and amendments to their power purchase agreements with PG&E that contained the CPUC approved pricing for a term of five years commencing July 16, 2001. In addition, PG&E agreed to assume GWF's, Hanford's and Tracy's power purchase agreements and elevate the outstanding pre-petition payables to administrative priority status. The Agreement provides that the pre-petition payables and interest thereon will be paid pursuant to PG&E's plan of reorganization. The Bankruptcy Court subsequently approved the Agreement, the amendments to the power purchase agreements and the assumption of the contracts.

     As of June 30, 2001, GWF, Hanford and Tracy had combined pre-petition receivables due from PG&E, for all plants amounting to approximately $62 million. Of this amount, approximately $25 million had been reserved as an allowance for doubtful accounts resulting in a net receivable balance of approximately $37 million. Global's pro-rata share of this gross receivable and net receivable was approximately $30 million and $18 million, respectively.

     As of September 30, 2001, GWF, Hanford and Tracy still had combined pre-petition receivables due from PG&E for all plants amounting to approximately $62 million. Global's pro-rata share of this receivable was $30 million. During the third quarter of 2001, GWF, Hanford and Tracy reversed the $25 million allowance for doubtful acccounts which increased operating income by $14 million (of which Global's share was $7 million) with the remaining amount recorded as a reserve for certain unresolved matters. As of September 30, 2001, GWF, Hanford and Tracy maintained a reserve of $11 million (of which Global's share is $5 million) to reflect the amount of potential counterclaims alleged by PG&E. The amounts received and the timeliness of payment are subject to legal, regulatory, and legislative developments and Energy Holdings cannot predict the final resolution.

     Two affiliates of the California utilities referred to above have entered into physical forward and swap contracts with PSEG Energy Resources and Trade (ER&T), a subsidiary of Power, for delivery in the Pennsylvania-New Jersey Maryland (PJM) area. These counterparties have met their obligations to date and are still investment grade entities. ER&T has entered into a limited number of additional contracts since May 2001 with one of these counterparties but none with the other since December 2000. ER&T's exposure to these entities under these contracts is not material and management does not believe that any reserve is presently necessary.

Note 7.  Income Taxes

         PSEG's effective income tax rate is as follows:



                                                                     Quarter Ended              Nine Months Ended
                                                                     September 30,                September 30,
                                                                -------------------------     ------------------------
                                                                  2001           2000           2001          2000
                                                                -----------    ----------     ----------    ----------
Federal tax provision at statutory rate....................        35.0%         35.0%          35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit..         5.9%          5.9%           5.9%          5.9%
Plant Related Adjustments..................................       (13.8)%         0.4%          (3.6)%          --
Other-- net................................................        (3.9)%        (4.1)%         (3.8)%        (1.2)%
                                                                -----------    ----------     ----------    ----------
     Effective Income Tax Rate.............................        23.2%         37.2%          33.5%         39.7%
                                                                ===========    ==========     ==========    ==========

     The decrease in the effective tax rate for the quarter and nine months ended September 30, 2001 as compared to the same periods for 2000, is primarily due to adjustments as a result of closing the 1994-1996 audit, upon filing our actual tax returns for the year 2000 and Energy Holdings' foreign equity earnings which are recorded net of tax.

Note 8.  Financial Information by Business Segments


     Information related to the segments of PSEG's business is detailed below:

--------------------------------------------------------------------------------------------------------------------------

                                                                                      Energy               Consolidated
                             Generation   Trading   T & D    Resources    Global   Technologies  Other (A)     Total
                             ----------   -------   ------   ---------    ------  -------------  ---------  ------------
                                                               (Millions of Dollars)
For the Quarter Ended
September 30, 2001:
Total Operating Revenues....     $647       $674    $1,395        $50       $125         $135       $(625)       $2,401
Segment Operating Income....     $135        $38      $160        $46        $54          $(2)         --          $431
Segment Net Earnings(Loss)..      $65        $22       $65         $9        $18          $(3)        $(4)         $172
                              ==========  =======   ======   =========    ======  ============  ==========  ============

-------------------------------------------------------------------------------------------------------------------------

For the Quarter Ended
September 30, 2000:
Total Operating Revenues....     $551       $738    $1,144        $40        $48          $96       $(385)       $2,208
Segment Operating Income....     $130        $13      $169        $35        $34           $1         $10          $392
Segment Net Earnings........      $43         $8       $67         $7        $16           --          $1          $142
                             ==========  =======    ======   =========    ======  ============  ==========  ============


-------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2001:
Total Operating Revenues....   $1,798     $1,814    $4,658       $134       $251         $348     $(1,641)       $7,391
Segment Operating Income....     $486       $124      $557       $122       $153         $(21)        $(6)       $1,415
Income Before Extraordinary
 Item and Cumulative Effect
 of a Change in Accounting
 Principle..................     $218        $74      $204        $27        $70         $(15)        $(9)         $569
Extraordinary Loss on Early
 Retirement of Debt.........       --         --        --         --        $(2)          --          --           $(2)
Cumulative Effect of a
 Change in Accounting
 Principle..................       --         --        --         --         $9           --          --            $9
Segment Net Earnings (Loss).     $218        $74      $204        $27        $77         $(15)        $(9)         $576
                             ==========  =======    ======   =========    ======  ============  ==========  ============

-------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 2000:
Total Operating Revenues....   $1,622     $2,040    $3,104       $131       $119         $317       $(385)       $6,849
Segment Operating Income....     $458        $55      $682       $120        $82         $(15)         $6        $1,388
Segment Net Earnings(Loss)..     $216        $33      $266        $36        $21         $(12)        $(6)         $554
                             ==========  =======    ======   =========    ======  ============  ==========  ============

-------------------------------------------------------------------------------------------------------------------------

As of September 30, 2001:
Total Assets.............      $4,460       $940   $13,182     $3,109     $3,541         $326       $(689)      $24,869
                             ==========  =======    ======   =========    ======  ============  ==========  ============

-------------------------------------------------------------------------------------------------------------------------

As of December 31, 2000:
Total Assets.............      $3,439     $1,091   $15,267     $2,564     $2,271         $312     $(3,418)      $21,526
                             ==========  =======    ======   =========    ======  ============  ==========  ============

---------------------------------------------------------------------------------------------------------------------------


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

     Geographic information for PSEG is disclosed below. The foreign investments and operations noted below were made through Energy Holdings.



                                                 Revenues (1)                                  Identifiable Assets (2)
                            --------------------------------------------------------     ---------------------------------------
                                 Quarter Ended                Nine Months Ended
                                  September 30,                 September 30,            September 30,          December 31,
                            ---------------------------     ------------------------    ------------------    -----------------
                              2001            2000           2001           2000              2001                 2000
                            -----------    ------------     ---------     ----------    ------------------    -----------------
                                                                  (Millions of Dollars)
United States.........         $2,278          $2,161        $7,168         $6,709               $20,449              $18,536
Foreign Countries.....            123              47           223            140                 4,420                2,990
                            -----------    ------------     ---------     ----------    ------------------    -----------------
     Total............         $2,401          $2,208        $7,391         $6,849               $24,869              $21,526
                            ===========    ============     =========     ==========    ==================    =================


Identifiable investments in foreign countries include:
         Chile and Peru (3)........................................................               $1,163                 $520
         Netherlands...............................................................                  890                  815
         Argentina ................................................................                  743                  470
         Brazil (4)................................................................                  248                  295
         India (5) ................................................................                  247                   51
         Tunisia (6) ..............................................................                  227                  155
         Other.....................................................................                  902                  684
                                                                                        ------------------    -----------------
          Total....................................................................               $4,420               $2,990
                                                                                        ==================    =================


(1) Revenues are attributed to countries based on the locations of the investments. Certain of Global's revenue includes its share of the net income from joint ventures recorded under the equity method of accounting.

(2)  Total  identifiable   assets  are  net  of  foreign  currency   translation
     adjustment of $(310) million (pre-tax) as of September 30, 2001 and $(225) million (pre-tax) as of December 31, 2000.

(3) Amount is net of foreign currency translation adjustment of $(79) million (pre-tax) as of September 30, 2001 and $(44) million (pre-tax) as of December 31, 2000.

(4) Amount is net of foreign currency translation adjustment of $(212) million (pre-tax) as of September 30, 2001 and $(167) million (pre-tax) as of December 31, 2000.

(5) Amount is net of foreign currency translation adjustment of $(4) million (pre-tax) as of September 30, 2001 and $(2) million (pre-tax) as of December 31, 2000.

(6) Amount is net of foreign currency translation adjustment of $(4) million (pre-tax) as of September 30, 2001 and $(1) million (pre-tax) as of December 31, 2000.

Note 9.  Comprehensive Income


Comprehensive Income, Net of Tax:

                                                                            Quarter Ended            Nine Months Ended
                                                                            September 30,              September 30,
                                                                        -----------------------    -----------------------
                                                                          2001         2000         2001          2000
                                                                        ---------    ----------    --------    -----------
                                                                                      (Millions of Dollars)
Net income........................................................         $172          $142        $576           $554
Foreign currency translation (A)..................................          (37)           (8)        (75)            12
Cumulative effect of a change in accounting principle
  (net of tax of $14 and minority interest of $12)................           --            --         (15)            --
Current Period change in Fair Value of Financial Instruments......           (8)           --         (26)            --
                                                                        ---------    ----------    --------    -----------
Comprehensive income..............................................         $127          $134        $460           $566
                                                                        =========    ==========    ========    ===========


(A) Net of tax of $4 million and $1 million for the quarters ended September 30, 2001 and 2000, respectively, and $8 million and $(1) million for the nine months ended September 30, 2001 and 2000, respectively.

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


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Enterprise Group Incorporated (PSEG) 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the Quarter Ended March 31, 2001 and June 30, 2001 affecting the consolidated financial condition and the results of operations of PSEG and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) of PSEG and should be read in conjunction with such Statements and Notes.

Results of Operations

                                                                            Earnings (Losses)
                                                       -------------------------------------------------------------
                                                           Quarter Ended                    Nine Months Ended
                                                           September 30,                      September 30,
                                                       ------------------------        -----------------------------
                                                         2001          2000              2001             2000
                                                       -----------    ---------        -----------     -------------
                                                                          (Millions of Dollars)
Power........................................               $87       $    21               $292          $    21
PSE&G .......................................                65            97                204              494
Energy Holdings..............................                23            21                 89               41
PSEG*........................................                (3)            3                 (9)              (2)
                                                       -----------    ---------        -----------     -------------
     Total PSEG..............................              $172          $142               $576             $554
                                                       ===========    =========        ===========     =============


                                                         Contribution to Earnings Per Share (Basic and Diluted)
                                                       -------------------------------------------------------------
                                                           Quarter Ended                    Nine Months Ended
                                                           September 30,                      September 30,
                                                       ------------------------        -----------------------------
                                                         2001          2000              2001             2000
                                                       -----------    ---------        -----------     -------------
Power........................................             $0.42         $0.10             $1.40             $0.10
PSE&G .......................................              0.31          0.45              0.98              2.29
Energy Holdings..............................              0.11          0.10              0.43              0.19
PSEG*........................................             (0.02)         0.01             (0.05)            (0.01)
                                                       -----------    ---------        -----------     -------------
     Total PSEG..............................             $0.82         $0.66             $2.76             $2.57
                                                       ===========    =========        ===========     =============

     *    Includes   after  tax  effect  of   interest   on  certain   financing
          transactions and certain general and administrative costs.


     Basic and diluted earnings per share of PSEG common stock (Common Stock) was $0.82 for the quarter ended September 30, 2001, representing a $0.16 increase from the comparable 2000 period. Basic and diluted earnings per share of Common Stock were $2.76 for the nine months ended September 30, 2001, representing a $0.19 increase from the comparable 2000 period.

     PSE&G's and Power's combined contribution to earnings per share of Common Stock for the quarter and nine months ended September 30, 2001, increased $0.18 or 33% and decreased $0.01 or 0.01% from the comparable 2000 periods, respectively. The increase for the quarter was primarily due to an $88 million pre-tax charge to income related to MTC recovery recorded in the third quarter of 2000 combined with higher trading margins and high performance from Power's nuclear generation facilities. The increase for the quarter was partially offset by the effects of customers returning to PSE&G in 2001 from third party suppliers (TPS) and by additional rate reductions which became effective in 2001, which also were the primary cause for the decrease for the nine months ended September 30, 2001 as compared to the same period in 2000.

     Energy Holdings' contribution to earnings per share of Common Stock for the quarter and nine months ended September 30, 2001 increased $0.01 and $0.24 from the comparable 2000 periods, respectively, primarily due to earnings from Global's recent acquisitions and interest income recorded on certain notes receivable and loans, and Resources' higher leveraged lease income, partially offset by increased interest expense, lower earnings from Global's investment in Rio Grande Energia (RGE) and lower earnings at Energy Technologies. For the nine months ended September 30, 2001, Energy Holdings' contribution to earnings per share was also impacted by the gain on Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership (Eagle Point), partially offset by a net decrease in the carrying value of publicly traded securities within certain leveraged buyout funds at Resources.

     As a result of PSEG's stock repurchase program which began in September 1998, earnings per share of Common Stock for the quarter and nine months ended September 30, 2001 increased $0.02 and $0.08 from the comparable 2000 periods, respectively. A total of 24.3 million shares were repurchased at a cost of approximately $905 million under this program as of December 31, 2000, when the authorization expired. In September 2001, the board re-authorized the purchase of the balance of 5.7 million shares. As of October 31, 2001, an additional 600,000 shares have been repurchased under this program at a cost of approximately $23.7 million.

Operating Revenues

     Electric Transmission and Distribution

     Transmission and Distribution revenues increased $44 million or 10% and $38 million or 3% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively. These increases were primarily due to warmer weather conditions in the third quarter of 2001 as compared to the third quarter of 2000.

     Generation

     Generation Revenues increased $96 million or 17% and $176 million or 11% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to an $88 million pre-tax charge to income related to MTC recovery recorded in the third quarter of 2000 combined with the effects of customers returning to PSE&G in 2001 from third party suppliers (TPS) as wholesale market prices have typically exceeded fixed BGS rates. As of September 30, 2001, TPS were serving approximately 0.4% of the customer load traditionally served by PSE&G as compared to the September 30, 2000 level of 7.1%. This resulted in an increase of $33 million in BGS revenue for the quarter ended September 30, 2001 as compared to the same period in 2000. However, the increased revenues resulting from this reverse migration were more than offset by higher energy costs relating to the increased load during the warmer summer months. Power expects a more favorable impact from the increased load in the fourth quarter of 2001 when energy costs are typically lower. Also contributing to the increase for the nine months ended September 30, 2001, was output from new operating generation plants placed in service subsequent to the first quarter of 2000. These increases were partially offset by two additional 2% rate reductions PSE&G gave to customers as part of its deregulation plan, effective on February 7, 2001 and August 1, 2001 totaling $37 million and $65 million for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. As of September 30, 2001, as required by the Final Order, PSE&G has had rate reductions totaling 9% since August 1, 1999 and will have an additional 4.9% rate reduction effective August 1, 2002. These rate reductions are embedded in the MTC rate that PSE&G charges to customers and are passed through to Power.

     Power has contracted with PSE&G to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001, PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. Power will participate in the BGS auction and will seek commitments on approximately 75% of its capacity but cannot predict the amounts of commitments received.

     Gas Distribution

     Gas Distribution revenues decreased $8 million or 3% for the quarter ended September 30, 2001 from the comparable period in 2000 primarily due to a decrease in revenues from interruptible customers. Interruptible customers rates vary monthly. These rates are based on oil market prices, and PSE&G does not retain margins from these customers. This decrease was partially offset by higher residential commodity revenues due to BPU approved rate increases.

     Gas Distribution revenues increased $360 million or 27% for the nine months ended September 30, 2001 from the comparable periods in 2000 primarily due to higher gas rates. Customer rates in all classes of business have increased in 2001 to recover a portion of the higher natural gas costs. The commercial and industrial classes fuel recovery rates vary monthly according to the market price of gas. The BPU also approved increases in the fuel component of the residential class rates of 16% in November 2000 and 2% for each month from December 2000 through July 2001. These increased revenues were offset by higher gas distribution costs discussed below.

     PSE&G has filed petitions with the BPU for authority to revise its gas property depreciation rates and requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). If approved, the requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G cannot predict the outcome of these matters.

     Trading

     Trading revenues decreased by $64 million or 9% and $197 million or 10% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, due to lower trading volumes and lower prices as compared to 2000. However, these decreased revenues were more than offset by decreased trading costs of $89 million (discussed below in Trading Costs). Trading margins increased from $13 million to $38 million and from $55 million to $124 million for the three and nine-month periods ended September 30, 2001, respectively, as compared to the same periods in 2000 due to favorable trading contracts.

     Other

     Revenues increased $126 million or 68% and $166 million or 29% for the quarter and nine months ended September 30, 2001, respectively, from the comparable periods in 2000.

     Revenues for quarter ended September 30, 2001 increased $77 million at Global primarily due to acquisitions and facilities becoming operational in the second quarter and third quarter of 2001 combined with interest income earned on the various notes and loans relating to Eagle Point and several other projects at Global, and improvements in the operating results of other projects. These increases were partially offset by lower revenues from Global's withdrawal from its interest in Eagle Point in January 2001 and a reduction in earnings related to the adverse effect of exchange rate changes in the Brazilian Real and the continued economic slowdown in Brazil. Revenues for the quarter ended September 30, 2001 increased $10 million at Resources primarily due to improved revenues from higher leveraged lease income from continued investment by Resources in such financing transactions. Revenues for the quarter ended September 30, 2001 increased $39 million at Energy Technologies primarily due to increased sales in its mechanical contracting business.

     Revenues for the nine months ended September 30, 2001 increased $132 million at Global. The increase was primarily due to acquisitions and facilities becoming operational in the second quarter and third quarter of 2001 combined with the gain on the withdrawal from the interest in Eagle Point and interest income earned on the various notes and loans relating to Eagle Point and several other projects and improvements in operating results of other projects. These increases were partially offset by lower revenues attributable to Global's withdrawal from its interest in Eagle Point in January 2001, lower management fee revenues due to recognition of TIE project closing fees in 2000 and a reduction in earnings related to the adverse effect of exchange rate changes in the Real and the continued economic slowdown in Brazil. Revenues for the nine months ended September 30, 2001 increased $3 million at Resources primarily due to higher leveraged lease income from continued investment by Resources in such financing transactions and increased limited partnership income which was partially offset by lower Net Investment Losses of which resulted from a net decrease in the carrying value of publicly traded equity securities within certain leveraged buyout funds in which Resources has invested. Revenues for the nine months ended September 30, 2001 increased $31 million at Energy Technologies due to increased sales in its mechanical contracting business.

Operating Expenses

     Energy Costs

     Energy Costs increased $123 million or 44% and $153 million or 21% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to increased load served under the BGS contract and higher fuel costs of $47 million for fossil generation from higher natural gas prices in the early part of the year. Higher gas expense of $25 million due to increased MMBTU usage also contributed to the increase.

     Gas Costs

     Gas Costs decreased $28 million or 14% for the quarter ended September 30, 2001 from the comparable period in 2000 primarily due to lower natural gas rates in the third quarter of 2001 as compared to the same period in 2000.

     Gas Costs increased $285 million or 31% for the nine months ended September 30, 2001 from the comparable period in 2000 primarily due to higher natural gas costs. Due to the Levelized Gas Adjustment Clause, gas costs are increased or decreased to offset a corresponding increase or decrease in fuel revenues with no impact on income.

     Trading Costs

     Trading Costs decreased $89 million or 12% and $266 million or 13% for the quarter and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to lower trading volumes and lower prices as compared to 2000.

     Operations and Maintenance

     Operations and Maintenance expense increased $102 million or 21% for the quarter ended September 30, 2001 primarily due to increased acquisitions and commencement of operations at Global of $57 million and increased volume of $42 million at Energy Technologies. Also contributing to the increase was planned generation outage work in the third quarter of 2001 for Power.

     Operations and Maintenance expense increased by $244 million or 17% for the nine months ended September 30, 2001 primarily due to increased acquisitions and commencement of operations at Global of $61 million and increased volume and operations of $37 million at Energy Technologies. Also contributing to the increase was planned generation outage work in the third quarter of 2001 and higher expenses relating to projects going into operation subsequent to the first quarter of 2000 for Power.

     Depreciation and Amortization

     Depreciation and Amortization expense increased $60 million or 67% and $115 million or 43% for the quarter and nine months ended September 30, 2001 from the comparable 2000 periods, respectively. The increases for the quarter and nine months ended September 30, 2001 were primarily due to $61 million and $126 million, respectively, of amortization of the regulatory asset recorded for PSE&G's stranded costs, which commenced with the issuance of the transition bonds. These increases were partially offset by lower depreciation resulting from various asset retirements.

     Interest Expense

     Interest Expense increased $46 million or 31% and $98 million or 23% for the quarter and nine months ended September 30, 2001 from the comparable 2000 periods, respectively, primarily due to increased long-term debt to finance various projects.

     Preferred Securities Dividend Requirements

     Preferred Securities Dividend Requirements decreased $10 million or 42% and $13 million or 18% for the quarter and nine months ended September 30, 2001 due to the redemption of several series of PSE&G preferred securities in 2001.

     Income Taxes

     Income taxes decreased $32 million or 38% and $78 million or 21% for the quarter and nine months ended September 30, 2001 from the comparable 2000 periods, respectively. These decreases were primarily due adjustments as a result of the closing the audit for the 1994-1996 tax years, and upon filing our actual tax return for 2000. Additionally, Energy Holdings had a lower effective tax due to a greater proportion of its earnings coming from foreign operations, which are accrued at the rate of 10% due to the incremental cost associated with the repatriation of foreign earnings.

Liquidity and Capital Resources

     PSEG

     PSEG is a holding company and, as such, has no operations of its own. The following discussion of PSEG's liquidity and capital resources is on a consolidated basis, noting the uses and contributions of PSEG's three direct operating subsidiaries: PSE&G, Power and Energy Holdings.

     Dividend payments on Common Stock were $0.54 per share per quarter and totaled approximately $112 million and $116 million for the quarters ended September 30, 2001 and 2000, respectively. Dividend payments on Common Stock totaled approximately $337 million and $348 million for the nine month periods ended September 30, 2001 and 2000, respectively.

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

     In December 1999, the PSEG Board of Directors authorized the repurchase of up to 30 million shares of its common stock, of which 24.3 million were purchased through December 31, 2000, when the authorization expired. In September 2001, the board re-authorized the purchase of the balance of 5.7 million shares.

     PSE&G

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset backed securities) were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation business to Power in August 2000. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $450 million to PSEG for the nine months ended September 30, 2001 and 2000, respectively.

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

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the nine-month periods ended September 30, 2001 and 2000, respectively, PSE&G had net plant additions of $269 million and $280 million, excluding Allowance for Funds Used During Construction (AFDC).

     Power

     Construction expenditures were related to acquisitions by Power and improvements in Power's existing power plants. Power had net plant additions for the nine months ended September 30, 2001 and 2000, respectively, of $1.2 billion and $0.3 million, excluding capitalized interest. The expenditures were for developing the 1,150 MW Lawrenceburg, Indiana site and the 850 MW Waterford, Ohio site and adding capacity to its Bergen, Linden, Burlington, and Kearny stations in New Jersey. Changes in environmental regulations and unexpected impacts of existing regulations could impact both Power's construction and growth strategy as well as its capital expenditure amounts. For further information, including New Source Review and PSD requirements under the Federal Clean Air Act (CAA), see Note. 5. Commitments and Contingent Liabilities.

     For a discussion of Power's pending asset purchases and  developments,  see
Note 5. Commitments and Contingent Liabilities

     Energy Holdings

     Energy Holdings plans to continue the growth of Global and Resources. Energy Holdings will assess the growth prospects and opportunities for Energy Technologies' business before committing substantial amounts of additional capital. For the nine months ended September 30, 2001, Energy Holdings' subsidiaries made net investments totaling approximately $1.311 billion. These net investments included leveraged lease investments of $442 million by Resources and net investments of $871 million by Global, primarily related to the acquisition of Sociedad Austral de Electricidad S.A. (SAESA) and incremental investments in certain existing generation and distribution projects including those in operation and currently under construction and loans to TIE. Factors affecting actual expenditures and investments include availability of capital and suitable investment opportunities, market volatility and economic trends.

     For the nine months ended September 30, 2001, PSEG invested $400 million of additional equity in Energy Holdings, the proceeds of which were used to fund additional investments at Global.

     For a discussion of Global's pending investments, see Note 5. Commitments and Contingent Liabilities of Notes.

External Financings

     PSEG

     At September 30, 2001, PSEG had a committed $150 million revolving credit facility which will expire in December 2002. At September 30, 2001, there were no borrowings under this revolving credit facility. In 1999, PSEG entered into an uncommitted line of credit with a bank with no stated limit. At September 30, 2001, PSEG had $149 million outstanding under this line of credit.

     PSEG has an $850 million commercial paper program to provide funds for general corporate purposes. On September 30, 2001, PSEG had commercial paper of $425 million outstanding under this program.

     To provide back up liquidity for its commercial paper program, PSEG has a $570 million revolving credit facility expiring in March 2002 and a $280 million revolving credit facility expiring in March 2005. These agreements are with groups of banks and provide for borrowings with maturities up to one year. As of September 30, 2001 there were no borrowings outstanding under these facilities.

     PSE&G

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At September 30, 2001, PSE&G's Mortgage coverage ratio was 3:1. As of September 30, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     As discussed previously, on January 31, 2001, transition bonds (non-recourse asset backed securities) in the amount of $2.525 billion were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide back up liquidity for this program, PSE&G maintains $900 million in revolving credit facilities, each of which expire in June 2002. As of September 30, 2001, there were no borrowings outstanding under these facilities. In addition, PSE&G has an uncommitted line of credit with a bank. As of September 30, 2001, PSE&G had no short-term debt outstanding, and no borrowings against its uncommitted line of credit.

     Also in March 2001, PSE&G redeemed all of its $150 million of 9.375% Series A cumulative monthly income preferred securities, all of its $75 million of 5.97% preferred stock, $15 million of its 6.75% preferred stock and $52 million of its floating rate notes due December 7, 2002. In June 2001, PSE&G redeemed the remaining $248 million outstanding of floating rate notes due December 7, 2002.

     In June 2001, PSE&G redeemed all of its $208 million of 8.625% Series A cumulative quarterly income preferred securities.

     On November 1, 2001, $100 million of Mortgage Bonds, Series FF matured.

     Power

     In April 2001, Power, in a private placement, issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. The net proceeds from the sale of the Senior Notes were used primarily for the repayment of loans from PSEG, which were provided to finance Power's purchase of PSE&G's generation business. Power filed a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes on October 5, 2001.

     Power obtains any required short term funding through loans from PSEG through PSEG's credit facilities. As of September 30, 2001, letters of credit were issued in the amount of approximately $60 million.

     Energy Holdings

     On September 30, 2001, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks; a $495 million five-year revolving credit and letter of credit facility and a $200 million 364-day revolving credit facility. The five-year facility also permits up to $250 million of letters of credit to be issued of which $91 million are outstanding as of September 30, 2001. The 364-day facility and the five-year facility mature in May 2002 and May 2004, respectively. On September 30, 2001, Energy Holdings had an outstanding balance of $200 million under its existing revolving credit facilities.

     In March 2001, $160 million of non-recourse bank debt originally incurred to fund a portion of the purchase price of Global's interest in Chilquinta
Energia, S.A. was refinanced. The private placement offering by Chilquinta Energia Finance Co. LLC, a Global affiliate, of senior notes was structured in two tranches: $60 million due 2008 at an interest rate of 6.47% and $100 million due 2011 at an interest rate of 6.62%. An extraordinary loss of $2 million (after-tax) was recorded in connection with the refinancing of the $160 million non-recourse bank debt.

     In July 2001, Energy Holdings received the proceeds from a private placement of $550 million of 8.50% Senior Notes due 2011. The net proceeds were used for the repayment of short-term debt outstanding from intercompany loans and borrowings under Energy Holdings' revolving credit facilities. The remaining proceeds were used for general corporate purposes. In September 2001, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for, or the resale of, these Senior Notes. The exchange offer is expected to be completed during the fourth quarter of 2001.

     In September 2001, Energy Holdings filed a registration statement with the SEC relating to an exchange offer for, or the resale of, the $400 million of 8.625% Senior Notes due 2008 sold in February 2001. The exchange offer for these notes is expected to be completed during the fourth quarter of 2001.

     In October 2001, Energy Holdings obtained an uncommitted credit line of up to $100 million from a single financial institution, which can be accessed as market conditions warrant.

     In October 2001, $135 million of 6.74% medium term notes (MTN) matured under the PSEG Capital MTN program and were refinanced with funds from the issuance of short-term debt at Energy Holdings.

     Also in October 2001, PSEG Chile Holdings, a wholly-owned subsidiary of Global and a $US functional currency entity closed on $150 million of project financing related to its investment in SAESA, a Chilean Peso functional currency entity. The debt is variable and is based on LIBOR. In connection with this project financing, PSEG Chile Holdings entered into two foreign currency forward exchange contracts with a total notional amount of $150 million. The two contracts were entered into to hedge the peso/US dollar exposure on the net investment. This transaction qualifies for hedge accounting under SFAS 133.

     Regulatory Matters

     Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the BPU pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, owned by Energy Holdings, on PSE&G. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

     (1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

     (2) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

     (3) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Final Order requiring PSE&G to transfer its generation assets to Power, the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. PSE&G must make a filing in the first quarter of 2002 to address the provisions of the Focused Audit in light of the Final Order. PSEG believes that the BPU order issued in 1986 with respect to formation of PSEG (Holding Company Order), the Final Order and Energy Competition Act provide the appropriate regulatory framework in the restructured electric and gas markets, and that the provisions of the Focused Audit, if applicable, will not adversely affect its financial condition, results of operations or net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from non-utility investments is expected to continue under the Holding Company Order. At September 30, 2001, Energy Holdings' assets were approximately 28% of PSEG's consolidated assets and PSEG Capital debt amounted to $615 million.

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

Accounting Matters

     For a discussion of EITF 99-19, SFAS 133 and related DIG issues, SFAS 141, SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters, and Note 6. Financial Instruments and Risk Management.

Foreign Operations

     As of September 30, 2001, Global and Resources had approximately $3.014 billion and $1.406 billion, respectively, of international assets. As of September 30, 2001, foreign assets represented 18% of PSEG's consolidated assets and the revenues related to those foreign assets contributed approximately 3% to consolidated revenues for the nine months ended September 30, 2001. For discussion of foreign currency risk, see Note 6. Financial Instruments and Risk Management of Notes.

     As of September 30, 2001, approximately $2.207 billion or 9% of PSEG's assets were invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela. The Argentine economy has been in a state of recession for approximately three years. Continued deficit spending in the 23 Argentine provinces coupled with low growth and high unemployment have caused much speculation in the ability of the country to service and refinance $130 billion of debt over the next several years. The Argentine situation has contributed to downward pressure on the Brazilian and Chilean currencies. The Brazilian Real has devalued approximately 41% since year-end 2000 from 1.9510 to $1US to 2.7631 to $1US as of September 30, 2001 and the Chilean Peso has devalued approximately 25% since year-end 2000 from 573.90 to $1US to 720.82 to $1US as of September 30, 2001. The Argentine currency remains pegged at 1 peso to $1US though there has been much speculation as to whether or not the peg will hold. Recent actions by the current Argentine administration provide for a more favorable exchange rate for exporters, which has continued to fuel the speculation that the currency peg may not hold. In addition, the Argentine administration cut spending to balance its budget by year-end 2001 to improve financial stability in the region.

     In Argentina, the electricity law provides for a pass-through of devaluation to the end user customer. Customers' bills are first computed in the $US and converted into the peso for billing. This implies that a devaluation will not impact the level of $US revenues an electric distribution company receives. Energy Holdings' faces exposure as a result of secondary impacts of a devaluation on the overall economy, which could follow many different scenarios. In addition, Energy Holdings' share of $US operating company debt is approximately $118 million. This is of concern because such debt becomes more costly to service with a devaluation, and the immediate impact of the devaluation must be recorded through the income statement as the $US debt is revalued into the local currency. Additionally, upon devaluation, Global's operating companies in the region may be exposed to increased collection risk.

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

     PSEG cannot predict if and when currencies will fluctuate against the $US or changes in economic situations in the operating companies in which it invests. However, the impact of these changes could cause material adverse effects to Energy Holdings' financial condition, results of operations, or net cash flows. For further discussion of foreign currency risk, see Note 6. Financial Instruments and Risk Management of Notes.

Business Environment

     PSEG is currently evaluating the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession may include continued uncertainty of energy prices and the capital and commodity markets, the continued weakening of certain Latin American currencies, including the Brazilian Real and the Chilean Peso, lower energy prices in power markets and further credit rating downgrades of certain airlines in the United States and worldwide. As of September 30, 2001, $2.207 billion or 9% of PSEG's assets were invested in Latin America, specifically in Brazil, Argentina, Chile, Peru and Venezuela and $196 million or 1% of PSEG's assets were comprised of leveraged leases of sixteen aircraft leased to six separate lessees. PSEG cannot predict the impact of any further currency devaluations, continued economic slowdown, fluctuating energy prices, and potential lessee payment defaults;
however, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services; managing rapidly changing wholesale energy trading operations in conjunction with electricity and gas production, transmission and distribution systems; managing foreign investments and electric generation and distribution operations in locations outside of the traditional utility service territory; political and foreign currency risks; an increasingly competitive energy marketplace; sales retention and growth potential in a mature PSE&G service territory; ability to complete development or acquisition of current and future investments; partner and counterparty risk; exposure to market price fluctuations and volatility of fuel and power supply, power output, marketable securities, among others; ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals; Federal, state and foreign regulatory actions; regulatory oversight with respect to utility and non-utility affiliate relations and activities; operating restrictions, increased cost and construction delays attributable to environmental regulations; nuclear decommissioning and the availability of storage facilities for spent nuclear fuel; licensing and regulatory approval necessary for nuclear and other operating stations; the ability to economically and safely operate nuclear facilities in accordance with regulatory requirements; environmental concerns; market risk and debt and equity market concerns associated with these issues; and acts of war or terrorism.

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

     The measured value-at-risk using a variance/co-variance model with a 95% confidence level over a one-week time horizon at September 30, 2001 was approximately $11 million, compared to the December 31, 2000 level of $19 million. PSEG's calculated value-at-risk represents an estimate of the potential change in the value of its portfolio of physical and financial derivative instruments. These estimates, however, are not necessarily indicative of actual results, which may differ due to the fact that actual market rate fluctuations may differ from forecasted fluctuations and due to the fact that the portfolio of hedging instruments may change over the holding period.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSEG's 2000 Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2001 is updated below:

     Form 10-K, page 3 and June 30, 2001 Form 10-Q, page 29. See Page 31 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU regarding its auction proposal for BGS supply, Docket No. EX01050303.

     Form 10-K, page 12 and June 30, 2001 Form 10-Q, page 29. See Page 31 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU to transfer its gas contracts, Docket No. GR00080564.

     Form 10-K, page 25. In April 2001, the Appellate Division of the New Jersey Superior Court unanimously affirmed the lower court's order granting summary judgement in the shareholder derivative litigation. The plaintiffs have filed petitions for certification with the New Jersey Supreme Court seeking permission to appeal this order which PSEG has opposed. Such petitions are still pending.

     June 30, 2001 Form 10-Q, page 29. See Page 32 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU for increased gas base rates and revised gas property depreciation rates, Docket Nos. GR01050328 and GR01050297.

     New Matter. See Page 33 for information on proceedings before the U.S. Court of Federal Claims regarding DOE overcharges, Docket No. 01-592C.

     New Matter. See Page 34 for information on proceedings before the U.S. Court of Federal Claims regarding the DOE not taking possession of sepnt nuclear fuel in 1988, Docket No. 01-551C.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSEG's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 is updated below. References are to the related pages on the Form 10-K and Forms 10-Q as printed and distributed.

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

     Gas Contract Transfer

     Form 10-K,  page 12. On March 16, 2001, the New Jersey  Ratepayer  Advocate
(RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. A settlement meeting on a Stipulation of Settlement by PSE&G and several parties was conducted with the BPU staff on July 24, 2001. PSE&G submitted a settlement agreement. PSE&G agreed to modify its proposals and an oral agreement with the BPU staff has been reached. However, the RPA opposes PSE&G's proposal. The RPA filed its comments on October 31, 2001 and the case was returned to the BPU for resolution.

     FERC RTO Orders

     Form 10-K, page 14. The Federal Energy Regulatory Commission (FERC), in a series of orders issued on July 11, 2000 and July 12, 2000 called for the creation of four large regional transmission organizations (RTOs) to facilitate competitive regional markets in the U.S. FERC rejected several smaller RTO proposals and directed transmission owners and independent system operators
(ISOs) to combine into much larger RTOs, dramatically altering their proposed geographic size and configuration.

     In the Northeast region, FERC conditionally approved the Pennsylvania-New Jersey Maryland (PJM) RTO proposal (subject to several modifications and compliance filings) and rejected the New York ISO and ISO-New England RTO proposals. FERC directed that the three existing ISOs for PJM, New York and New England, as well as the systems involved in PJM West, form a single Northeast RTO, based on the "PJM platform" and "best practices" of all three ISO's, FERC directed that the parties in the region engage in mediation (with FERC oversight) to prepare a proposal and timetable for the merger of the ISOs into a single RTO. At the end of the 45-day mediation period, the Administrative Law Judge assigned to the matter submitted a report to the Commission with an attached business plan for implementation of the single northeast RTO possibly as soon as the fourth quarter of 2003. Numerous details must still be negotiated.

     PSEG believes that wholesale and retail customers, as well as lower-cost generation providers should benefit from having better access to a larger regional market. While the impact on PSEG is uncertain because specific rules will not be known for some time, the elimination of seams issues and the creation of a single wholesale market in the Northeast is generally expected to have a positive impact on PSEG. The goal of the mediation process is to develop a business plan and milestones for the creation and implementation of the single northeast RTO.

     Gas Base Rate Filings

     June 30, 2001 Form 10-Q, page 19. On May 4, 2001, PSE&G filed a petition with the BPU for authority to revise its gas property depreciation rates (Depreciation Case). In this filing, PSE&G requested authority to implement its proposed depreciation rates simultaneously for book purposes and ratemaking purposes when the BPU implements new tariffs designed to recover the additional annual revenues resulting from the gas base rate case discussed below. On May 25, 2001, PSE&G filed a petition with the BPU requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). If approved, the requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G believes that the current gas base rates, in effect since November 1991, do not reasonably reflect capital investments and other costs required to maintain the gas utility infrastructure. The BPU has consolidated the Depreciation Case and the Gas Base Rate Case. All hearings in the case were completed in October 2001.

     License Renewals

     Form 10-K page 5. Exelon, co-owner and operator of Peach Bottom, has informed PSEG that on July 3, 2001 an application was submitted to the Nuclear Regulatory Commission (NRC) to renew the operating licenses for Peach Bottom Units 2 and 3. If approved, the current licenses would be extended by 20 years, to 2033 and 2034 for Units 2 and 3 respectively. NRC review of the application is expected to take approximately two years.

     Form 10-K, page 18. The New Jersey Department of Environmental Protection (NJDEP) issued a final New Jersey Pollutant Discharge Elimination System permit (Permit) for Salem on June 29, 2001, with an effective date of August 1, 2001, allowing for the continued operation of Salem with its existing cooling water system. The time allotted for anyone to request a hearing to contest the permit has expired, and the NJDEP has advised that it has received no requests for such a hearing. This Permit renews Salem's variance from applicable thermal water quality standards under Section 316(a) of the federal Clean Water Act (CWA), determines that the existing intake structure represents best technology available under Section 316(b) of the CWA, requires that Nuclear continue to implement the wetlands restoration and fish ladder programs established under the 1994 permit and imposes requirements for additional analyses of data and studies to determine if other intake technologies are available for application at Salem that are biologically effective. The Permit also requires Nuclear to install up to two additional fish ladders in New Jersey and fund an escrow account in the amount of $500,000 for the construction of artificial reefs by NJDEP. The Permit's expiration date is July 31, 2006.

     Nuclear also reached an agreement settlement with the Delaware Department of Natural Resources and Environmental Control (DNREC) providing that Nuclear will fund additional habitat restoration and enhancement activities as well as fisheries monitoring and that PSEG and DNREC will work cooperatively on the finalization of regulatory approvals required for implementation of the Permit. As part of this agreement, PSEG was required to deposit approximately $5.8 million into an escrow account to be used for future costs related to this settlement.

     Form 10-K, page 20 The Delaware River Basin Commission (DRBC) unanimously approved PSEG's request for revisions to its Docket for Salem at the DRBC's meeting on September 13, 2001. The Docket, as revised, provides for a heat dissipation area consistent with the hydrothermal modeling studies conducted in connection with the renewal application for Salem's NJPDES permit, incorporates by reference the terms and conditions of the 2001 Permit, rescinds the 1995 Revised Docket and establishes a twenty-five year term for the Docket. The newly revised Docket again includes a re-opener clause that allows the DRBC to re-consider the terms and conditions of the Docket, based upon changed circumstances.

     Nuclear Fuel

     Form 10-K, page 6. Nuclear has several long-term contracts with uranium ore operators, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Nuclear has been advised by Exelon that it has similar contracts to satisfy the fuel requirements of Peach Bottom.

     On October 11, 2001, Nuclear filed a complaint in the U.S. Court of Federal Claims, along with over 19 other plaintiffs, seeking relief from past overcharges by DOE for enrichment services. No assurances can be given as to any claimed damage recovery.

     Form 10-K, page 6. Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). The availability of adequate spent fuel storage capacity is estimated through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Nuclear presently expects to construct an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek, construction of which will require certain regulatory approvals, the timely receipt of which cannot be assured. Exelon has advised Nuclear that it has constructed an on-site dry storage facility at Peach Bottom which is now operational to provide additional storage capacity through the end of the current licenses for the two Peach Bottom units.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with operators of nuclear power plants for transportation and ultimate disposal of the spent fuel and mandated that the nuclear plant operators contribute to a Nuclear Waste Fund at a rate of one mil per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the United States Department of Energy (DOE) was required to begin taking possession of all spent nuclear fuel generated by Power's nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and the DOE has announced that it does not expect a facility to be available earlier than 2010. Exelon has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows Exelon to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in future DOE fees. On November 22, 2000, a group of eight utilities filed a petition against DOE in the Eleventh Circuit U.S. Court of Appeals seeking to set aside the receipt of credits out of the Nuclear Waste Fund, as stipulated in the Peach Bottom agreement. On September 26, 2001 PSEG Nuclear filed a complaint in the U. S. Court of Federal Claims seeking relief for damages caused by the DOE not taking possession of spent nuclear fuel in 1998. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

Development Projects

     New Matter. Power has filed an application with the New York State Public Service Commission for permission to construct and operate a direct generator lead (dedicated transmission line) that would deliver up to 500 MW of electricity to the West Side of Manhattan from the Bergen Generating Station in Ridgefield, NJ. Applications for necessary New Jersey and federal approvals are expected to be filed in the near future. Estimated costs are not expected to exceed $100 million.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number           Document
     --------------           --------

     12                       Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K

     Date of Report           Items Reported
     --------------           --------------

     October 24, 2001         Items 5 and 7

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


November 1, 2001