Form 10-Q/A
period 2002-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2002-07-29
CIK 788784

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

                           EXPLANATORY NOTE - RESTATEMENT

     This Form 10-Q is being amended to reflect a change to our Consolidated Statement of Income for the three months ended March 31, 2002, to reduce reported amounts of Electric Revenues and Electric Energy Costs by approximately $80 million. This change relates to an inadvertent bookkeeping error recorded in the month of March 2002, and reported in our March 31, 2002, Form 10-Q involving the purchase and sale of energy with the PJM ISO by our generation segment. This restatement is limited to these line items and time period, and had no effect on our margins, earnings or cash flows.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2002 as originally filed on May 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR
UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT AND THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142). Under this standard, we were required to complete an impairment analysis of goodwill during 2002. We implemented the impairment provisions of SFAS 142 during the second quarter of 2002. The financial statements have also been revised to give retroactive effect to the adoption of SFAS 142 resulting in a $120 million after-tax charge to earnings recorded as a cumulative effect of a change in accounting principle, as well as a decrease in our recorded assets and equity.

     Simultaneously with the filing of this amended March 31, 2002 Form 10-Q, we are filing our June 30, 2002 Form 10-Q which reflects accounting and disclosure relating to certain asset impairments, discontinued operations and other events that occurred in the second quarter.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements                                             1

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             28

Item 3. Qualitative and Quantitative Disclosures About Market Risk      42


PART II.OTHER INFORMATION
-------------------------
Item 1. Legal Proceedings                                               45

Item 4. Submission of Matters to Vote of Security Holders               46

Item 5. Other Information                                               47

Item 6. Exhibits and Reports on Form 8-K                                49

Signature                                                               50

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

                          ITEM 1. FINANCIAL STATEMENTS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)

                                                                           For the Quarters Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                         2002                   2001
                                                                    (As Restated
                                                                     See Note 11)
                                                                  -------------------     -----------------
OPERATING REVENUES
      Electric                                                    $             992       $           925
      Gas Distribution                                                          815                 1,082
      Trading                                                                   430                   587
      Other                                                                     198                   225
                                                                  -------------------     -----------------
        Total Operating Revenues                                              2,435                 2,819
                                                                  -------------------     -----------------
OPERATING EXPENSES
      Electric Energy Costs                                                     230                   220
      Gas Costs                                                                 527                   787
      Trading Costs                                                             398                   536
      Operation and Maintenance                                                 555                   538
      Depreciation and Amortization                                             137                   108
      Taxes Other Than Income Taxes                                              47                    48
                                                                  -------------------     -----------------
        Total Operating Expenses                                              1,894                 2,237
                                                                  -------------------     -----------------
OPERATING INCOME                                                                541                   582
OTHER (LOSS) INCOME
      Foreign Currency Transaction Loss                                         (52)                   --
      Other Income and Deductions                                                14                    13
                                                                  -------------------     -----------------
         Total Other (Loss) Income                                              (38)                   13
                                                                  -------------------     -----------------

Interest Expense                                                               (195)                 (164)
Preferred Securities Dividend Requirements
     and Premium on Redemption                                                  (14)                  (24)
                                                                  -------------------     -----------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                  294                   407
Income Taxes                                                                   (114)                 (153)
                                                                  -------------------     -----------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                                             180                   254
Extraordinary Loss on Early Retirement of Debt (net of tax)                      --                    (2)
Cumulative Effect of a Change in Accounting Principle (net
of tax)                                                                        (120)                    9
                                                                  -------------------     -----------------
NET INCOME                                                        $              60       $           261
                                                                  ===================     =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000's)                          206,340               208,390
                                                                  ===================     =================
EARNINGS PER SHARE (BASIC AND DILUTED):
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                $            0.87       $          1.22
Extraordinary Loss on Early Retirement of Debt (net of tax)                      --                 (0.01)
Cumulative Effect of a Change in Accounting Principle
    (net of tax)                                                              (0.58)                 0.04
                                                                  -------------------     -----------------
NET INCOME                                                        $            0.29       $          1.25
                                                                  ===================     =================
DIVIDENDS PAID PER SHARE OF COMMON STOCK                          $            0.54       $          0.54
                                                                  ===================     =================
See Notes to Consolidated Financial Statements.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                                 (Unaudited)
                                                                                  March 31,              December 31,
                                                                                    2002                     2001
                                                                             --------------------     -------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                 $              175       $             169
   Accounts Receivable:
     Customer Accounts Receivable                                                           958                     824
     Other Accounts Receivable                                                              248                     348
     Allowance for Doubtful Accounts                                                        (43)                    (43)
   Unbilled Electric and Gas Revenues                                                       221                     291
   Fuel                                                                                     238                     494
   Materials and Supplies, net of valuation reserves - 2002, $2; 2001, $11                  194                     189
   Prepayments                                                                               57                      74
   Energy Trading Contracts                                                                 324                     454
   Restricted Cash                                                                           13                      12
   Assets held for Sale                                                                     457                     422
   Notes Receivable                                                                         142                      26
   Other                                                                                     41                      25
                                                                             --------------------     -------------------
       Total Current Assets                                                               3,025                   3,285
                                                                             --------------------     -------------------

PROPERTY, PLANT AND EQUIPMENT
   Generation                                                                             5,146                   4,884
   Transmission and Distribution                                                          9,477                   9,500
   Other                                                                                    507                     502
                                                                             --------------------     -------------------
       Total                                                                             15,130                  14,886
   Accumulated Depreciation and Amortization                                             (4,917)                 (4,822)
                                                                             --------------------     -------------------
       Net Property, Plant and Equipment                                                  10,213                 10,064
                                                                             --------------------     -------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                      5,116                   5,247
   Long-Term Investments, net of accumulated amortization and
     Valuation allowances-- 2002, $31; 2001, $30                                          4,776                   4,818
   Nuclear Decommissioning Fund                                                             815                     817
   Other Special Funds                                                                      308                     222
   Goodwill, net of accumulated amortization                                                478                     649
    Other                                                                                   297                     322
                                                                             --------------------     -------------------
       Total Noncurrent Assets                                                           11,790                  12,075
                                                                             --------------------     -------------------
TOTAL ASSETS                                                                 $           25,028       $          25,424
                                                                             ====================     ===================
See Notes to Consolidated Financial Statements.


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                (Unaudited)
                                                                                 March 31,                December 31,
                                                                                    2002                      2001
                                                                             -------------------       -------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                        $            1,385        $            1,213
   Commercial Paper and Loans                                                             1,503                     1,338
   Accounts Payable                                                                         546                       790
   Energy Trading Contracts                                                                 310                       602
    Accrued Taxes                                                                           257                       243
   Other                                                                                    529                       535
                                                                             -------------------       -------------------
       Total Current Liabilities                                                          4,530                     4,721
                                                                             -------------------       -------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                          3,186                     3,205
   Nuclear Decommissioning                                                                  815                       817
   OPEB Costs                                                                               487                       476
   Regulatory Liabilities                                                                   344                       373
   Cost of Removal                                                                          145                       146
    Environmental                                                                           140                       140
   Other                                                                                    405                       348
                                                                             -------------------       -------------------
       Total Noncurrent Liabilities                                                       5,522                     5,505
                                                                             -------------------       -------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                       --                        --
                                                                             -------------------       -------------------

CAPITALIZATION
   Long-Term Debt                                                                         6,288                     6,437
    Securitization Debt                                                                   2,321                     2,351
    Project Level, Non-Recourse Debt                                                      1,569                     1,513
                                                                             -------------------       -------------------
           Total Long-Term Debt                                                          10,178                    10,301
                                                                             -------------------       -------------------

   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                            80                        80
     Guaranteed Preferred Beneficial Interest in Subordinated                               680                       680
Debentures
                                                                             -------------------       -------------------
       Total Subsidiaries' Preferred Securities                                             760                       760
                                                                             -------------------       -------------------

   COMMON STOCKHOLDERS' EQUITY
     Common Stock, issued: 2002-232,313,099 shares, 2001-231,957,608 shares               3,613                     3,599
     Treasury Stock, at cost: 2002 and 2001-- 26,118,590 shares                            (981)                     (981)
     Retained Earnings                                                                    1,761                     1,809
     Accumulated Other Comprehensive Loss                                                  (355)                     (290)
                                                                             -------------------       -------------------
       Total Common Stockholders' Equity                                                  4,038                     4,137
                                                                             -------------------       -------------------
         Total Capitalization                                                            14,976                    15,198
                                                                             -------------------       -------------------
TOTAL LIABILITIES AND CAPITALIZATION                                         $           25,028        $           25,424
                                                                             ===================       ===================

See Notes to Consolidated Financial Statements.



                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                        For the Quarters Ended
                                                                                               March 31,
                                                                                 --------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------      ---------------
   Net income                                                                    $            60        $         261
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                             137                  108
   Market Transition Charge (MTC) Overcollections                                              8                   16
   Amortization of Nuclear Fuel                                                               24                   27
    AFDC and IDC                                                                             (24)                 (12)
   Deferral of Gas Costs - net                                                               (86)                 (80)
   Provision for Deferred Income Taxes and ITC-- net                                          20                  (15)
   Investment Distributions                                                                    3                   86
   Undistributed Earnings from Affiliates                                                    (14)                 (25)
   Net Losses on Investments                                                                   5                   14
   Cumulative Effect of a Change in Accounting Principle                                     120                   --
   Change in Derivate Fair Value                                                             (10)                  (1)
   Leasing Activities                                                                         15                    2
   Proceeds from Sale of Capital Leases                                                       --                    1
   Foreign Currency Transaction Loss                                                          52                   --
   Gain on Withdrawal from Partnership Interests                                              (7)                 (51)
   Proceeds from Withdrawal of Partnership Interests                                           7                   50
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenues                                                36                   42
        Inventory-Fuel and Materials and Supplies                                            251                  162
     Prepayments                                                                              17                   (5)
     Accounts Payable                                                                       (244)                (205)
        Accrued Taxes                                                                         14                  181
     Other Current Assets and Liabilities                                                     (9)                  36
   Other                                                                                      88                 (153)
                                                                                 -----------------      ---------------
     Net Cash Provided By Operating Activities                                               463                  438
                                                                                 -----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding IDC and AFDC                       (373)                (356)
   Net Change in Long-Term Investments                                                       (49)                 (58)
   Other                                                                                    (121)                  --
                                                                                 -----------------      ---------------
     Net Cash Used in Investing Activities                                                  (543)                (414)
                                                                                 -----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                             165               (2,332)
   Issuance of Long-Term Debt                                                                 73                3,088
    Issuance of Common Stock                                                                  14                   --
   Redemption/Purchase of Long-Term Debt                                                     (24)                (330)
   Redemption of Preferred Securities                                                         --                 (240)
   Cash Dividends Paid on Common Stock                                                      (111)                (112)
   Other                                                                                     (31)                  (2)
                                                                                 -----------------      ---------------
     Net Cash Provided By Financing Activities                                                86                   72
                                                                                 -----------------      ---------------
Net Change in Cash and Cash Equivalents                                                        6                   96
Cash and Cash Equivalents at Beginning of Period                                             169                  102
                                                                                 -----------------      ---------------
Cash and Cash Equivalents at End of Period                                       $           175        $         198
                                                                                 =================      ===============
Income Taxes Paid                                                                $           119        $           8
Interest Paid                                                                    $           122        $         108

See Notes to Consolidated Financial Statements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2.  Accounting Matters

     Effective January 1, 2002 we adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), as required by the standard. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. The effect of no longer amortizing goodwill on an annual basis was not material to our financial position and statement of income upon adoption. Under this standard, we were required to complete an impairment analysis of goodwill during 2002 and record any required impairment as of January 1, 2002. We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill.

     See Goodwill Impairment Analysis in Note 4. Commitments and Contingencies for further detail. In future periods, goodwill will be tested for impairment annually and upon the occurrence of other events or changes in circumstances that indicate goodwill might be impaired. Any impairment loss will be recorded as a component of income from continuing operations.

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

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- Continued

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

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNADUITED)-- Continued

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

     We completed our impairment testing of all recorded goodwill in accordance with guidelines set forth in SFAS 142 including the goodwill associated with Global's acquisition of Tanir Bavi. For additional information see Note 2. Accounting Matters and Goodwill Impairment Analysis, below.

Potential Asset Impairments

     As discussed below, we are currently evaluating the recoverability of our remaining $529 million of capital at risk in Argentina as of March 31, 2002. In addition, as part of our implementation of SFAS 142, we have evaluated the goodwill of Rio Grande Energia (RGE), Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), Energy Technologies and Tanir Bavi. Under a worst-case scenario, if the results of these evaluations indicate a complete impairment, we would record an approximate $735 million (pre-tax and pre-minority interest), $473 million (after-tax and after minority interest) charge to earnings in 2002. This would amount to approximately $2.29 per share. The related, worst-case, charge to equity would be approximately $410 million due to the $63 million charge to OCI recorded in the first quarter. We expect to complete our evaluation of these asset impairments during the second quarter of 2002.

Argentine Economic Crisis

     As of March 31, 2002, Energy Holdings' aggregate remaining investment exposure in Argentina was approximately $529 million, including $109 million of investment exposure for EDEERSA, and $420 million of investment exposure for assets under contract for sale. This investment exposure was reduced in the first quarter by a $47 million (pre-tax) charge related to the change in the functional currency at EDEERSA and by a $63 million (pre-tax) charge related to the adoption of SFAS 142, see Functional Currency - Argentine Operations and Goodwill Impairment Analysis, respectively, discussed below. Investments include a 90% owned distribution company, EDEERSA; and Energy Holdings' minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas power plant (CTSN), and Parana which are under contract for sale to certain subsidiaries of the AES Corporation (AES).

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

     The situation in Argentina is quite uncertain and highly volatile. While it is likely that some or all of our remaining investment in Argentina is impaired, the continued lack of stability in the political and economic environment causes significant variability in the quantification of value. However, the continued passage of time without a credible solution and continuing instability diminishes the prospect of recovery. Other potential impacts of the Argentine economic, political and social crisis, include increased collection risk, further devaluation of the Peso, potential nationalization of assets, foreclosure of our assets by lenders and an inability to complete the pending sale of certain Argentine assets to certain subsidiaries of AES. Global anticipates that evolving economic and political events, ongoing discussions with regulators about tariff levels and discussions with lenders will occur that will enable a determination of value in the second quarter of 2002.

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

     In the first quarter of 2002, the Administrative Agent for the non-recourse project financing notified Global that Parana was in default and a $28 million equity commitment was accelerated by two weeks. Global made such payment in March 2002 and it is included in the $529 million of investment exposure in Argentina.

Goodwill Impairment Analysis

     We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million, and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at RGE, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. As noted above, this has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

     As of March 31, 2002 and December 31, 2001, our unamortized goodwill and pro-rata share of goodwill in equity method investees was as follows:

                                                                                           As of
                                                                            March 31, 2002        December 31, 2001
                                                                            --------------       -----------------
        Global                                                                      (Millions of Dollars)
           SAESA...................................................              $ 315                 $  315
           EDEERSA(1)..............................................                 --                     63
           Electroandes (2)........................................                136                    164
           Tanir Bavi (3)..........................................                 --                     27
           ELCHO...................................................                  6                      6
                                                                            --------------       -----------------
                 Total Global......................................                457                    575
        Energy Technologies (3)....................................                 --                     53
        Power - Generation.........................................                 21                     21
                                                                            --------------       -----------------
                      Total Consolidated Goodwill..................                478                    649
                                                                            --------------       -----------------
        Global
           RGE (4).................................................                 92                    142
           Chilquinta (5)..........................................                174                    174
           Luz del Sur.............................................                 39                     34
           Kalaeloa................................................                 25                     25
                                                                            --------------       -----------------
             Pro-Rata Share of Equity Investment Goodwill..........                330                    375
                                                                            --------------       -----------------
                 Total Goodwill....................................              $ 808                 $1,024
                                                                            ==============       =================


(1) The decrease at EDEERSA relates to an impairment of $56 million and $7 million of purchase price adjustments made subsequent to December 31, 2001.

(2) The changes at Electroandes and Luz del Sur relate to purchase price adjustments made subsequent to December 31, 2001.


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

     As of March 31, 2002, Global and Resources had international assets of approximately $3.4 billion and $1.4 billion, respectively.

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
                                                                 =======  ======

Note 7.  Financial Information by Business Segments

Information related to the segments of our business is detailed below:

                                     Generation    Energy                             Global        Energy      Other   Consolidated
                                        (A)        Trading    PSE&G      Resources      (B)      Technologies    (C)        Total
                                    ------------ ---------- ---------  ------------ ---------- --------------- ------- -------------
                                                                          (Millions of Dollars)
For the For the Quarter Ended
March 31, 2002:
------------------------------------
Total Operating Revenues............       $545       $430    $1,659           $53       $137        $101      $(490)      $2,435
Operating Income....................       $198        $30      $210           $49        $63         $(5)       $(4)        $541
Income Before a Cumulative Effect
 of a Change in Accounting Principle       $102        $18       $67           $14       $(10)        $(3)       $(8)        $180
Cumulative Effect of a Change
 in Accounting Principle............         --         --        --            --       $(88)       $(32)        --        $(120)
Segment Earnings (Loss).............       $102        $18       $67           $14       $(98)       $(35)       $(8)         $60
Segment Earnings (Loss) Excluding
Argentina Charge and Cumulative Effect
 of a Change in Accounting Principle       $102        $18       $67           $14        $21        $(35)       $(8)        $211

As of March 31, 2002:
------------------------------------
Total Assets........................     $4,888       $557   $12,689        $3,091     $3,989        $233      $(419)     $25,028


For the Quarter Ended
March 31, 2001:
-------------------------------------
Total Operating Revenues............       $561       $587    $1,952           $33        $89        $102      $(505)      $2,819
Operating Income....................       $187        $49      $247           $29        $78          $5       $(13)         582
Income Before Extraordinary Item
and Cumulative Effect of a Change
in Accounting Principle.............        $72        $49      $109            $3        $48         $(3)      $(24)        $254
Extraordinary Loss on Early
Retirement of Debt..................         --         --        --            --        $(2)         --         --          $(2)
Cumulative Effect of a Change in
Accounting Principle................         --         --        --            --         $9          --         --           $9
Segment Earnings (Loss).............        $73        $29      $109            $3        $55         $(3)       $(5)        $261


As of December 31, 2001:
-------------------------------------
Total Assets........................     $4,707       $790   $12,936        $3,026     $4,074        $290      $(399)     $25,424


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

     Geographic information for us is disclosed below. The foreign assets and operations noted below were made solely through Energy Holdings.


                                                Revenues (1)                   Identifiable Assets
                                           ------------------------     -----------------------------------
                                            Quarter Ended March 31,        March 31,         December 31,
                                           ------------------------     --------------    -----------------
                                             2002          2001             2002                2001
                                           ----------    ----------     --------------    -----------------
                                            (Millions of Dollars)             (Millions of Dollars)

United States.........................        $2,280        $2,768            $20,273              $20,660
Foreign Countries (2).................           155            51              4,755                4,764
                                           ----------    ----------     --------------    -----------------
      Total...........................        $2,435        $2,819            $25,028              $25,424
                                           ----------    ----------     --------------    -----------------

Assets in foreign countries include:
Netherlands.....................................................                 $921                 $911
Chile...........................................................                  917                  880
Argentina.......................................................                  580                  737
Peru............................................................                  547                  520
India...........................................................                  288                  288
Brazil..........................................................                  252                  282
Tunisia.........................................................                  268                  245
Other...........................................................                  982                  901
                                                                        --------------    -----------------
      Total.....................................................               $4,755               $4,764
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

     The table below reflects our investment exposure in Latin American countries:

                                                            Investment Exposure
                                                          ----------------------
                                                          March 31, December 31,
                                                             2002      2002
                                                          --------- ------------
                                                           (Millions of Dollars)
Argentina ................................................    $529        $632
Brazil ...................................................     426         467
Chile ....................................................     528         542
Peru .....................................................     425         387
Venezuela ................................................      52          53

     The investment exposure consists of invested equity plus equity commitment guarantees. The investments in these Latin American countries are Global's.

Note 8.  Comprehensive Income

Comprehensive Income, Net of Tax:

                                                                           Quarter Ended
                                                                              March 31,
                                                                           --------------
                                                                            2002     2001
                                                                           -----    -----
                                                                        (Millions of Dollars)
Net income .............................................................   $  60    $ 261
Foreign currency translation (A) .......................................     (62)      (2)
Change in Fair Value of Derivative Instruments (B) .....................      (9)      (5)
Cumulative effect of a change in accounting principle
     (net of tax of $8) ................................................      --      (15)
Reclassification adjustments for net amounts included in Net
     Income, net of tax $6 and minority interest $3 ....................       8       --
Current Period Change in the Fair Value of Financial Instruments .......      (1)      --
Pension Adjustments, net of tax ........................................      (1)      --
                                                                           -----    -----
Comprehensive Income ...................................................   $  (5)   $ 239
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

Note 11.   Restatement

     Subsequent to the issuance of our financial statements included in our Form 10-Q for the three-month period ended March 31, 2002, management determined that approximately $80 million of electric revenues and electric energy costs had been inadvertently recorded due to a bookkeeping error in the month of March 2002, involving the purchase and sale of energy with the PJM ISO by our generation segment. As a result, the financial statements for the three months ended March 31, 2002, have been restated from the amounts previously reported to reduce generation revenues and energy costs as shown below. The restatement is limited to these line items and this time period, and has no effect on our margins, earnings or cash flows.


For the Quarter Ended March 31, 2002

                                  As Previously                      As Restated
                                    Reported                         -----------
                                  --------------
Electric Revenues                   $1,072                               $992
   Total Operating Revenues          2,515                              2,435

Electric Energy Costs                  310                                230
    Total Operating Expenses         1,974                              1,894

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

Overview of the Quarter Ended March 31, 2002 and Future Outlook

     This Form 10-Q is being amended to reflect a change to our Consolidated Statement of Income for the three months ended March 31, 2002, to reduce reported amounts of Electric Revenues and Electric Energy Costs by approximately $80 million. This change relates to an inadvertent bookkeeping error recorded in the month of March 2002, and reported in our March 31, 2002, Form 10-Q involving the purchase and sale of energy with the PJM ISO by our generation segment. This restatement is limited to these line items and time period, and had no effect on our margins, earnings or cash flows. For additional information related to the restatement, see Note 11. Restatement of the Notes to Consolidated Financial Statements (Notes).

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2002 as originally filed on May 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR
UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT AND THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142). Under this standard, we were required to complete an impairment analysis of goodwill during 2002. The implementation of the impairment provisions of SFAS 142 was performed in the second quarter of 2002 retroactive to January 1, 2002, resulting in a $120 million after-tax charge to earnings recorded as a cumulative effect of a change in accounting principle, as well as a decrease in our recorded assets and equity.

     Net Income for the quarter ended March 31, 2002 was $60 million or $0.29 per share of common stock, based on 206 million average shares outstanding, including a non-cash charge of $120 million (after-tax) related to the adoption of SFAS 142. These results also include a charge of $31 million (after-tax), or $0.15 cents per share, due to a first-quarter change in the functional currency of an investment in Argentina resulting from the economic crisis there. Results excluding these charges would have been $211 million or $1.02 per share. We continue to expect earnings for the year to meet our previous guidance of $3.90 to $4.10 per share, excluding any accounting charges associated with the Argentine crisis. These charges are not expected to affect our long-term annual EPS growth target of 7%.

     The $0.15 per share non-cash charge recorded in the first quarter was related to a change in the functional currency of EDEERSA, a distribution company in which Global has a 90% interest, from the U.S. dollar to the Argentine Peso. The Argentine Peso has lost significant value this year due to the ongoing turmoil in Argentina and, because of the change in functional currency, approximately $76 million of non-recourse, U.S. dollar-denominated debt was marked to the Argentine Peso. This charge of $47 million (pre-tax), $31 million (after-tax), in connection with our , reduces our previously disclosed exposure in Argentina from $632 million to $522 million. See Note 4. Commitments and Contingent Liabilities for further discussion of the Argentine economic crisis, our investment exposure, potential goodwill impairments, and certain other contingencies.

     Effective January 1, 2002 we adopted SFAS 142, as required by the standard. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. The effect of no longer amortizing goodwill on an annual basis was not material to our financial position and statement of operations upon adoption. Under this standard, we were required to complete an impairment analysis of goodwill during 2002 and record any required impairment as of January 1, 2002. We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million (after-tax) and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. As noted above, this has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

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

Results of Operations

                                                                         Earnings (Losses)
                                                                   -------------------------------
                                                                       For the Quarter Ended
                                                                             March 31,
                                                                   -------------------------------
                                                                       2002               2001
                                                                   ------------       ------------
                                                                       (Millions of Dollars)
      Generation............................................             $102                $73
      Energy Trading........................................               18                 29
      PSE&G.................................................               67                109
      Resources ............................................               14                  3
      Global (A)............................................              (10)                48
      Energy Technologies...................................               (3)                (3)
      Other (B).............................................               (8)                (5)
                                                                   ------------       ------------
      Total PSEG Before Cumulative Effect of a Change
       in Accounting Principle and Extraordinary Item (A)...             $180               $254
      Cumulative Effect of a Change in Accounting Principle(C)          $(120)                $9
      Extraordinary Item....................................               --                 (2)
                                                                   ------------       ------------
      Total PSEG............................................              $60               $261
                                                                   ------------       ------------
      Total PSEG Excluding Argentina Charge, Cumulative Effect of
       a Change in Accounting Principle and Extraordinary Item(C)        $211               $254
                                                                   ============       ============



                                                                  Contribution to Earnings Per
                                                                             Share
                                                                      (Basic and Diluted)
                                                                  For the Quarter Ended March
                                                                              31,
                                                                 ------------ ----- ------------
                                                                    2002               2001
                                                                 ------------       ------------
      Generation..........................................            $0.49              $0.35
      Energy Trading......................................             0.09               0.14
      PSE&G...............................................             0.32               0.52
      Resources...........................................             0.07               0.02
      Global (A)..........................................            (0.05)              0.24
      Energy Technologies.................................            (0.02)             (0.02)
      Other (B)...........................................            (0.03)             (0.03)
                                                                 ------------       ------------
      Total PSEG Before Cumulative Effect of a Change
       in Accounting Principle and Extraordinary Item (A)...          $0.87              $1.22
      Cumulative Effect of a Change in Accounting Principle(C)       $(0.58)             $0.04
      Extraordinary Item....................................             --             $(0.01)
                                                                   ------------       ------------
      Total PSEG............................................          $0.29              $1.25
                                                                   ------------       ------------
      Total PSEG Excluding Argentina Charge, Cumulative Effect of
       a Change in Accounting Principle and Extraordinary Item(C)     $1.02              $1.22
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

     (C) Related to the adoption of SFAS 142 for 2002 and the adoption of SFAS 133 for 2001.

     Basic and diluted earnings per share of our common stock (Common Stock) were $0.29 for the quarter ended March 31, 2002, representing a decrease of $0.96 or a 77% from the comparable 2001 period. The results include a charge of $31 million or $0.15 per share due to a first-quarter change in the functional currency of an investment in Argentina resulting from the economic crisis there, and an after-tax charge of $120 million or $0.58 per share related to the adoption of SFAS 142. Results excluding the charge would have been $211 million or $1.02 per share.

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

     For the Quarter Ended March 31, 2002 compared to the Quarter Ended March 31, 2001

Operating Revenues

Electric

     Electric revenues increased $67 million or 7% for the quarter ended March 31, 2002 from the comparable period in 2001 primarily due to the inclusion of $92 million of revenues related to various majority-owned acquisitions and plants going into operation at our Global segment in the second quarter of 2001.

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

Operating Expenses

Electric Energy Costs

     Electric Energy Costs increased $10 million or 5% for the quarter ended March 31, 2002 from the comparable 2001 period primarily due to the inclusion of expenses related to various majority-owned acquisitions and plants going into operation at our Global segment in the second and third quarters of 2001.

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

     Financial covenants contained in our credit facilities include the ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization. At the end of any quarterly financial period such ratio shall not be more than 0.70 to 1. As of March 31, 2002, the ratio of debt to capitalization was 0.65 to 1.

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

     Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from us to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, as at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital, which is supported by us. As of March 31, 2002, the latest 12 months CFADS coverage ratio was 5.2 and the ratio of recourse indebtedness to recourse capitalization was .44 to 1.

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

Accounting for the Effects of Goodwill

     We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million, and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at RGE, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. As noted above, this has been recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

     As of March 31, 2002 and December 31, 2001, our unamortized goodwill and pro-rata share of goodwill in equity method investees was as follows:

                                                                                           As of
                                                                            March 31, 2002        December 31, 2001
                                                                            --------------       -----------------
        Global                                                                      (Millions of Dollars)
           SAESA...................................................              $ 315                 $  315
           EDEERSA(1)..............................................                 --                     63
           Electroandes (2)........................................                136                    164
           Tanir Bavi (3)..........................................                 --                     27
           ELCHO...................................................                  6                      6
                                                                            --------------       -----------------
                 Total Global......................................                457                    575
        Energy Technologies (3)....................................                 --                     53
        Power - Generation.........................................                 21                     21
                                                                            --------------       -----------------
                      Total Consolidated Goodwill..................                478                    649
                                                                            --------------       -----------------
        Global
           RGE (4).................................................                 92                    142
           Chilquinta (5)..........................................                174                    174
           Luz del Sur.............................................                 39                     34
           Kalaeloa................................................                 25                     25
                                                                            --------------       -----------------
             Pro-Rata Share of Equity Investment Goodwill..........                330                    375
                                                                            --------------       -----------------
                 Total Goodwill....................................              $ 808                 $1,024
                                                                           ==============       =================

(1) The decrease at EDEERSA relates to an impairment of $56 million and $7 million of purchase price adjustments made subsequent to December 31, 2001.

(2) The changes at Electroandes and Luz del Sur relate to purchase price adjustments made subsequent to December 31, 2001.


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

     As previously disclosed, we have approximately $529 million of investment exposure in Argentina. Due to the economic, political and social crisis in Argentina, our investments there are faced with considerable fiscal and cash flow uncertainties. As a result of these events, an impairment test of these investments is required. However, due to the vast uncertainty related to the situation in Argentina, reasonable assumptions related to the environment in Argentina cannot be easily made. As the situation continues to evolve, we will be able to develop assumptions related to the environment in Argentina and these investments and will complete our impairment test.

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

Foreign Operations

     As of March 31, 2002, Global and Resources had approximately $3.4 billion and $1.4 billion, respectively, of international assets. As of March 31, 2002, foreign assets represented 19% of our consolidated assets and the revenues related to those foreign assets contributed 6% to consolidated revenues for the quarter ended March 31, 2002. For discussion of foreign currency risk and potential asset impairments related to our investments in Argentina, see Note 5. Financial Instruments Energy Trading and Risk Management, Note 4. Commitments and Contingent Liabilities.

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

Date: July 29, 2002