Form 10-Q
period 2002-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2002-07-29
CIK 788784

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ------- to -------



Commission        Registrant, State of Incorporation,          I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
-----------  ---------------------------------------------   -------------------
001-09120     PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED        22-2625848
                       (A New Jersey Corporation)
                              80 Park Plaza
                              P.O. Box 1171
                      Newark, New Jersey 07101-1171
                              973-430-7000
                           http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As  of  June 30, 2002,  Public  Service  Enterprise   Group   Incorporated   had
outstanding 206,634,931 shares of its sole class of Common Stock, without par value.

================================================================================

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements                                                 2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           34

Item 3.  Qualitative and Quantitative Disclosures About Market Risk          51


PART II. OTHER INFORMATION
--------------------------

Item 1.       Legal Proceedings                                              54

Item 5.       Other Information                                              54

Item 6.       Exhibits and Reports on Form 8-K                               57

Signature                                                                    58

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS


                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Millions of Dollars, except for Per Share Data)
                                   (Unaudited)

                                                                       For the Quarter Ended            For the Six Months Ended
                                                                             June 30,                           June 30,
                                                                    ---------------------------       ----------------------------
                                                                        2002             2001             2002            2001
                                                                    -------------    ----------       -----------    -------------
OPERATING REVENUES
   Electric                                                         $      1,029     $   1,036        $    2,000     $      1,961
   Gas                                                                       310           352             1,125            1,434
   Trading                                                                   344           571               757            1,146
   Other                                                                      99            88               188              210
                                                                    -------------    ----------       -----------    -------------
       Total Operating Revenues                                            1,782         2,047             4,070            4,751
                                                                    -------------    ----------       -----------    -------------
OPERATING EXPENSES
   Electric Energy Costs                                                     270           257               483              475
   Gas Costs                                                                 183           243               710            1,030
   Trading Costs                                                             334           534               715            1,058
   Operation and Maintenance                                                 451           441               902              878
   Depreciation and Amortization                                             139           123               271              227
   Write-down of Project Investments                                         506            --               506               --
   Taxes Other Than Income Taxes                                              28            38                75               86
                                                                    -------------    ----------       -----------    -------------
       Total Operating Expenses                                            1,911         1,636             3,662            3,754
                                                                    -------------    ----------       -----------    -------------
OPERATING (LOSS) INCOME                                                     (129)          411               408              997
Foreign Currency Transaction Loss                                            (17)           --               (69)              --
Other Income                                                                  10            12                17               31
Other Deductions                                                              (9)           (1)               (1)              (2)
Interest Expense                                                            (185)         (166)             (381)            (333)
Preferred Securities Dividend Requirements
    and Premium on Redemption                                                (18)          (20)              (28)             (44)
                                                                    -------------    ----------       -----------    --------------
(LOSS) INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS,
    EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                                                 (348)          236               (54)             649
Income Taxes                                                                 121           (85)                7             (241)
                                                                    -------------    ----------       -----------    -------------
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
                                                                            (227)          151               (47)             408
DISCONTINUED OPERATIONS
    Loss from Discontinued Operations, net of tax
    (including Loss on Disposal of $34, net of tax)                          (37)           (8)              (37)             (11)
                                                                    -------------    ----------       -----------    -------------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE
                                                                            (264)          143               (84)             397
Extraordinary Loss on Early Retirement of Debt, net of tax                    --            --                --               (2)
Cumulative Effect of a Change in Accounting Principle, net of                 --            --              (120)               9
tax
                                                                    -------------    ----------      ------------    -------------
NET (LOSS) INCOME                                                   $       (264)    $     143       $      (204)     $       404
                                                                    =============    ==========      ============    =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (000's)                                            206,927       208,701           206,631          208,512
                                                                    =============    ==========      ============    =============
EARNINGS PER SHARE (BASIC AND DILUTED):
(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
                                                                    $      (1.10)    $    0.72       $     (0.23)    $       1.96
Loss from Discontinued Operations, net of tax
   (including Loss on Disposal, net of tax)                                (0.18)        (0.04)            (0.18)           (0.05)
Extraordinary Loss on Early Retirement of Debt, net of tax                    --            --                --            (0.01)
Cumulative Effect of a Change in Accounting Principle, net of                 --            --             (0.58)            0.04
tax
                                                                    -------------    ----------      ------------    -------------
NET (LOSS) INCOME                                                   $      (1.28)    $    0.68       $     (0.99)    $       1.94
                                                                    =============    ==========      ============    =============
DIVIDENDS PAID PER SHARE OF COMMON STOCK                            $       0.54     $    0.54       $      1.08     $       1.08
                                                                    =============    ==========      ============    =============

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                  June 30,               December 31,
                                                                                    2002                     2001
                                                                             --------------------     ------------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                 $               246      $             167
   Accounts Receivable:
     Customer Accounts Receivable                                                            653                    684
     Other Accounts Receivable                                                               237                    324
     Allowance for Doubtful Accounts                                                         (66)                   (43)
   Unbilled Electric and Gas Revenues                                                        181                    291
   Fuel                                                                                      359                    494
   Materials and Supplies, net of valuation reserves - 2002, $2;                             192                    182
2001, $11
   Prepayments                                                                               308                     74
   Energy Trading Contracts                                                                  462                    419
    Restricted Cash                                                                           13                     12
    Assets held for Sale                                                                      23                    422
    Notes Receivable                                                                         164                     --
    Other                                                                                     32                     25
    Current Assets of Discontinued Operations                                                422                    543
                                                                             --------------------     ------------------
       Total Current Assets                                                                3,226                  3,594
                                                                             --------------------     ------------------

PROPERTY, PLANT AND EQUIPMENT
   Generation                                                                              5,293                  4,690
   Transmission and Distribution                                                           9,529                  9,500
   Other                                                                                     451                    457
                                                                             --------------------     ------------------
       Total                                                                              15,273                 14,647
   Accumulated Depreciation and Amortization                                              (4,984)                (4,787)
                                                                             --------------------     ------------------
       Net Property, Plant and Equipment                                                  10,289                  9,860
                                                                             --------------------     ------------------

NONCURRENT ASSETS
   Regulatory Assets                                                                       5,094                  5,247
   Long-Term Investments, net of accumulated amortization and
     Valuation allowances-- 2002, $19; 2001, $30                                           4,845                  4,764
   Nuclear Decommissioning Fund                                                              830                    817
   Other Special Funds                                                                       288                    222
   Goodwill                                                                                  468                    569
   Energy Trading Contracts                                                                   47                     46
   Other                                                                                     259                    311
                                                                             --------------------     ------------------
       Total Noncurrent Assets                                                            11,831                 11,976
                                                                             --------------------     ------------------

TOTAL ASSETS                                                                 $            25,346      $          25,430
                                                                             ====================     ==================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                   June 30,               December 31,
                                                                                    2002                      2001
                                                                             --------------------     ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                        $             1,387      $           1,185
   Commercial Paper and Loans                                                              1,687                  1,338
   Accounts Payable                                                                          536                    691
   Energy Trading Contracts                                                                  418                    554
   Accrued Taxes                                                                             124                    243
   Other                                                                                     602                    535
   Current Liabilities of Discontinued Operations                                            280                    261
                                                                             --------------------     ------------------
       Total Current Liabilities                                                           5,034                  4,807
                                                                             --------------------     ------------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                           3,045                  3,205
   Nuclear Decommissioning                                                                   830                    817
   OPEB Costs                                                                                497                    476
   Regulatory Liabilities                                                                    409                    373
   Cost of Removal                                                                           144                    146
   Environmental                                                                             140                    140
    Energy Trading Contracts                                                                  64                     54
   Other                                                                                     386                    323
                                                                             --------------------     ------------------
       Total Noncurrent Liabilities                                                        5,515                  5,534
                                                                             --------------------     ------------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                        --                     --
                                                                             --------------------     ------------------

CAPITALIZATION
   Long-Term Debt                                                                          6,625                  6,437
   Securitization Debt                                                                     2,293                  2,351
   Project Level, Non-Recourse Debt                                                        1,423                  1,404
                                                                             --------------------     ------------------
       Total Long-Term Debt                                                               10,341                 10,192
                                                                             --------------------     ------------------

   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                             80                     80
     Guaranteed Preferred Beneficial Interest in Subordinated Debentures                     680                    680
                                                                             --------------------     ------------------
       Total Subsidiaries' Preferred Securities                                              760                    760
                                                                             --------------------     ------------------

   COMMON STOCKHOLDERS' EQUITY
        Common Stock, issued: 2002-232,753,521 shares, 2001- 231,957,608                   3,633                  3,599
shares
     Treasury Stock, at cost: 2002 and 2001-- 26,118,590 shares                             (981)                  (981)
     Retained Earnings                                                                     1,384                  1,809
     Accumulated Other Comprehensive Loss                                                   (340)                  (290)
                                                                             --------------------     ------------------
       Total Common Stockholders' Equity                                                   3,696                  4,137
                                                                             --------------------     ------------------
         Total Capitalization                                                             14,797                 15,089
                                                                             --------------------     ------------------

TOTAL LIABILITIES AND CAPITALIZATION                                         $            25,346      $          25,430
                                                                             ====================     ==================

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)
                                                                               For the Six Months Ended June 30,
                                                                             -------------------------------------
                                                                                  2002                   2001
                                                                             ---------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                         $        (204)         $         404
   Adjustments to reconcile net (loss) income to net cash flows from operating activities:
   Write-down of Project Investments                                                   506                     --
   Loss on Disposal of Discontinued Operations, net of tax                              34                     --
   Cumulative Effect of a Change in Accounting Principle, net of tax                   120                     (9)
   Depreciation and Amortization                                                       271                    227
   Amortization of Nuclear Fuel                                                         45                     52
   Amortization of Deferred Gas Costs                                                   17                     --
   Provision for Deferred Income Taxes and ITC -- net                                 (188)                    27
   Investment Distributions                                                              4                     91
   Unrealized Losses (Gains) on Investments                                             38                    (36)
   Unrealized Gains on Energy Trading Contracts                                        (35)                   (14)
   Undistributed Earnings from Affiliates                                              (17)                   (46)
   Leasing Activities                                                                   48                     35
   Foreign Currency Transaction Loss                                                    69                     --
   Proceeds from Withdrawal of Partnership Interests                                    --                     50
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                     1                    (62)
     Accounts Receivable and Unbilled Revenues                                        (116)                   107
     Inventory-Fuel and Materials and Supplies                                         124                     (1)
     Prepayments                                                                      (220)                  (251)
     Accounts Payable                                                                  161                    (32)
     Accrued Taxes                                                                    (137)                    26
     Other Current Assets and Liabilities                                               97                    247
   Overrecovery of Electric Energy Costs and Market Transition Charge (MTC)             93                     13
   Underrecovery of Gas Costs                                                          (92)                  (111)
   Other                                                                               107                     54
                                                                             ---------------        --------------
     Net Cash Provided By Operating Activities                                         726                    771
                                                                             ---------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment                                         (888)                (1,012)
    Additions to Long-Term Investments                                                 (94)                  (640)
    Contributions to Special Funds                                                    (123)                   (68)
   Other                                                                              (130)                  (174)
                                                                             ----------------       ---------------
     Net Cash Used in Investing Activities                                          (1,235)                (1,894)
                                                                             ----------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                       227                 (1,827)
   Issuance of Long-Term Debt                                                          874                  4,951
    Issuance of Common Stock                                                            34                     --
    Deferred Issuance Costs                                                             --                   (201)
   Redemption of Long-Term Debt                                                       (326)                  (802)
   Redemption of Preferred Securities                                                   --                   (448)
   Cash Dividends Paid on Common Stock                                                (223)                  (225)
   Other                                                                                 2                     (2)
                                                                             ----------------       ---------------
     Net Cash Provided By Financing Activities                                         588                  1,446
                                                                             ----------------       ---------------
Net Change in Cash and Cash Equivalents                                                 79                    323
Cash and Cash Equivalents at Beginning of Period                                       167                    102
                                                                             ----------------       ---------------
Cash and Cash Equivalents at End of Period                                   $         246          $         425
                                                                             ================       ===============
Income Taxes Paid                                                            $         145          $         263
Interest Paid                                                                $         391          $         323
See Notes to Consolidated Financial Statements.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "PSEG," "we," "us" or "our" herein means Public Service Enterprise Group Incorporated and its consolidated subsidiaries. PSEG is an exempt public utility holding company which has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services).

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in our 2001 Annual Report on Form 10-K and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002. These Notes update and supplement matters discussed in our 2001 Annual Report on Form 10-K and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002.

The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2. Accounting Matters

     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

SFAS 142 became effective January 1, 2002. Under this standard we were required to complete an impairment analysis of goodwill during 2002 and record any required impairment retroactive to the first quarter. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. The effect of no longer amortizing goodwill on an annual basis was not material to our financial position and results of operations upon adoption. We have completed this impairment analysis and have recorded after-tax charges of $120 million, retroactive to the first quarter as required under SFAS 142, related to the impairment of goodwill at PSEG Global Inc.'s (Global) investments in Argentina, Brazil and India as well as investments of PSEG Energy Technologies Inc. (Energy Technologies).

See Goodwill Impairment Analysis in Note 3. Asset Impairments for further details. In future periods, any goodwill impairments will be recorded as a component of income from continuing operations.

SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS
144)

On January 1, 2002 we adopted SFAS 144. On adoption, the impact of SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Also under SFAS 144, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Under SFAS 144, discontinued operations will be measured at fair value, less costs to sell. Also, as under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), a long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. For additional information see Note 3. Asset Impairments and Note 4. Discontinued Operations.

Emerging Issues Task Force (EITF) Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"

In June 2002, the EITF addressed certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement,
(b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged and (c) additional disclosure requirements for energy trading activities. The EITF reached a consensus on the first issue and determined that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement. This change is applicable to financial statements for periods ending after July 15, 2002 and requires that prior periods be restated for comparability. The EITF also reached a consensus on the third issue regarding disclosures which will be effective for the first year-end after July 15, 2002. The EITF did not reach a consensus on the second issue and will address it through a working group.

Pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), we have been recording our trading revenues and trading related costs on a gross basis for physical energy and capacity sales and purchases. In accordance with EITF 02-3, beginning in the third quarter of 2002, we will report energy trading revenues and energy trading costs on a net basis and will reclassify prior periods to conform with this net presentation. The effect of this standard will be to reduce both trading revenues and trading costs by approximately $715 million and $1,058 million for the six months ended June 30, 2002 and June 30, 2001, respectively, and approximately $2,256 million and $2,647 million for the years ended December 31, 2001 and December 31, 2000, respectively. This change in presentation will have no effect on trading margins, net income or any component of cash flows.

SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143. Under SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recorded in the period in which it is created with an offsetting amount to an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. This standard will have an impact on our nuclear decommissioning liability and other items. We are still evaluating the potential impact of adopting SFAS 143, which may be material to our financial position and statement of operations.

Note 3. Asset Impairments

     As of December 31, 2001, Energy Holdings' aggregate investment exposure in Argentina was $632 million, including certain loss contingencies. These investments included a 90% owned distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA); and minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES) and Empresa Distribuidora La Plata S.A. (EDELAP) and two generating companies, Central Termica San Nicolas
(CTSN) and Parana which are under contract for sale to certain subsidiaries of The AES Corporation (AES). The combination of the year-to-date operating losses, goodwill impairment at EDEERSA, write-down of $506 million for all Argentine assets, and certain loss contingencies resulted in a pre-tax charge to earnings of $632 million ($410 million after-tax) for the six months ended June 30, 2002. In connection with or write-down of our Argentine assets, we recorded a deferred tax asset of approximately $220 million. We believe that we will have sufficient future capital gains to realize this deferred tax asset. For a discussion of certain contingencies related to our Argentine investments, see Note 6. Commitments and Contingent Liabilities.

     The tables below provide our share of pre-tax and after-tax impacts of the various impairment charges, results of operations and accruals of contingencies recorded with respect to our investments in Argentina for the quarter and six months ended June 30, 2002 and June 30, 2001.

                                                                            Quarter Ended               Six Months Ended
                                                                              June 30,                      June 30,
                                                                       ------------------------    -----------------------
                                                                          2002          2001           2002        2001
                                                                       ---------------------------------------------------
                                                                                      (millions of dollars)
                                                                       ---------------------------------------------------
                                                                              (pre-tax)                    (pre-tax)
(Losses) Earnings before local  taxes-EDEERSA...............           $    (14)     $       2     $     (59)    $      5
Write-down of EDEERSA.......................................                (94)            --           (94)          --
Write-down of assets held for sale to AES...................               (412)            --          (412)          --
Loss Contingencies and other................................                 (8)            --           (11)          --
Goodwill Impairment-EDEERSA.................................                 --             --           (56)          --
                                                                       ---------     ----------    ----------    ---------
    Total                                                              $   (528)     $       2     $    (632)    $      5
                                                                       ---------     ----------    ----------    ---------

                                                                            Quarter Ended               Six Months Ended
                                                                              June 30,                      June 30,
                                                                       ------------------------    -----------------------
                                                                         2002           2001           2002         2001
                                                                       ---------------------------------------------------
                                                                                      (millions of dollars)
                                                                       ---------------------------------------------------
                                                                             (after-tax)                  (after-tax)
(Losses) Earnings -EDEERSA..................................           $     (9)     $       1     $     (40)    $      3
Write-down of EDEERSA.......................................                (61)            --           (61)          --
Write-down of assets held for sale to AES...................               (268)            --          (268)          --
Loss Contingencies and other................................                 (5)            --            (5)          --
Goodwill Impairment-EDEERSA.................................                 --             --           (36)          --
                                                                       ---------     ----------    ----------    ---------
    Total                                                              $   (343)     $       1     $    (410)    $      3
                                                                       ---------     ----------    ----------    ---------

EDEERSA

     Given the year-to-date and projected operating losses at EDEERSA and the continued economic uncertainty in Argentina, we determined that it was necessary to test these assets for impairment. As a result of this analysis, we determined that these assets are completely impaired under SFAS 144. We recorded total charges and losses of $213 million, pre-tax, related to this investment for the six months ended June 30, 2002. These pre-tax charges consisted of goodwill impairment charges of $56 million, six month operating losses of $59 million, of which $45 million was recorded in the first quarter, and writing off the remaining $94 million net asset balance pursuant to our SFAS 144 impairment analysis and loss contingencies and other items of approximately $4 million. The total after-tax charges and losses related to this investment were $139 million, for the six months ended June 30, 2002.

In addition, we have developed an exit strategy to dispose of our equity interest in EDEERSA. This exit is expected to be complete by June 30, 2003, and we intend to operate EDEERSA while carrying out our exit plans. However, due to uncertainties related to the timing and method of disposal of our investment in EDEERSA, the impairment charges and results of EDEERSA's operations will not be reported as a discontinued operation until EDEERSA has been disposed of or a sale is probable. During the second quarter, EDEERSA defaulted on its debt, which is nonrecourse to Global, Energy Holdings and us.

As of January 1, 2002, goodwill related to our investment in EDEERSA was approximately $56 million and was included in our previously disclosed investment exposure. As part of the adoption of SFAS 142, we have determined that this goodwill was impaired and all of the goodwill has been written-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and is reflected in our Consolidated Statement of Operations for the six months ended June 30, 2002. See below, Goodwill Impairment Analysis, for a further discussion of our goodwill analysis.

Our share of the (Loss) Earnings for EDEERSA were included in our Consolidated Statement of Operations as indicated in the following table:

                                                                        Quarter Ended               Six Months Ended
                                                                          June 30,                      June 30,
                                                                  --------------------------    -------------------------
                                                                     2002           2001*          2002           2001*
                                                                  -----------    -----------    ----------     ----------
Operating Revenues..........................................      $        5         $     2       $   19       $       5
Operating Expenses..........................................               4              --           14              --
                                                                  -----------    -----------    ----------     ----------
Operating Income............................................               1               2            5               5
Other Losses - Foreign Currency Transaction Loss............
                                                                         (15)             --          (68)             --
Minority Interest and Other.................................              --              --            4              --
                                                                  -----------    -----------    ----------     ----------
(Loss) Earnings before Taxes................................             (14)              2          (59)              5

* Operating results for EDEERSA were recorded in accordance with the equity method of accounting for the quarter and six months ended June 30, 2001.

Stock Purchase Agreement

On August 24, 2001, Global entered into a Stock Purchase Agreement with AES to sell its minority interests in EDEN, EDES, EDELAP, CTSN and Parana, to certain subsidiaries of AES. On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred, by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global disagreed that a Political Risk Event as defined in the Stock Purchase Agreement, which is limited to expropriation of assets, had occurred and has so notified AES. Global's position is that the risk of a change to currency policy and the related events in Argentina were acknowledged by the parties and reflected in the purchase price. Global maintains that the "Political Risk Event" contemplated as a basis for termination was narrowly defined and limited to expropriation. There has been no expropriation to date. In April 2002, Global filed a lawsuit in New York State Supreme Court for New York County against AES to enforce its rights under the Stock Purchase Agreement, which it is pursuing.

A motion is pending before the court seeking an expedited trial of Global's claim for specific performance. We cannot predict the ultimate outcome of this matter.

     Since AES is disputing its obligation to close and we cannot predict the outcome of the litigation, we determined it was necessary to test these assets for impairment. As a result of this analysis, it was determined that these assets are fully impaired and we recorded a write-down in the amount of $412 million (pre-tax) and $268 million (after-tax)and loss contingencies and other items of approximately $7 million (pre-tax) and $3 million (after-tax) for the three and six months ended June 30, 2002. In connection with the terms of the Stock Purchase Agreement, Global has accrued interest and other receivables of $17 million through February 6, 2002, which are direct obligations of AES and represent the total remaining exposure associated with these investments on our Consolidated Balance Sheets.

Goodwill Impairment Analysis

We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million, and is comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, is fully impaired. As noted above, this has been recorded as of January 1, 2002 as a component of the cumulative effect of a change in accounting principle and is reflected in Consolidated Statement of Operations for the six months ended June 30, 2002. The $53 million of goodwill at Energy Technologies and the $27 million of goodwill at Tanir Bavi as of December 31, 2001 has been reclassified into Current Assets-Discontinued Operations on our Consolidated Balance Sheets. For further detail regarding the goodwill impairments at Energy Technologies and Tanir Bavi, see Note 4. Discontinued Operations.

As of June 30, 2002 and December 31, 2001, our goodwill and pro-rata share of goodwill in equity method investees was as follows:

                                                                                           As of
                                                                            June 30, 2002        December 31, 2001
                                                                            --------------       -----------------
        Global                                                                      (Millions of Dollars)
           Sociedad Austral de Electricidad S.A. (SAESA)...........              $ 315                 $  315
           EDEERSA(1)..............................................                 --                     63
           Empresa de Electricidad de los Andes S.A.(2)............                126                    164
           Elektrociepownia Chorzow Sp. Z o.o. (ELCHO).............                  6                      6
                                                                            --------------       -----------------
                 Total Global......................................                447                    548
        Power - Generation.........................................                 21                     21
                                                                            --------------       -----------------
                      Total Consolidated Goodwill..................                468                    569
                                                                            --------------       -----------------
        Global
           RGE (3).................................................                 75                    142
           Chilquinta (4)..........................................                166                    174
           Luz del Sur.............................................                 34                     34
           Kalaeloa................................................                 25                     25
                                                                            --------------       -----------------
             Pro-Rata Share of Equity Investment Goodwill..........                300                    375
                                                                            --------------       -----------------
                 Total Goodwill....................................               $768                   $944
                                                                            ==============       =================


(1) The decrease relates to an impairment of $56 million under SFAS 142, and $7 million of purchase price adjustments made subsequent to December 31, 2001.

(2) The decrease relates to purchase price adjustments made subsequent to December 31, 2001 which resulted in higher value allocated to Property, Plant and Equipment.

(3) The decrease relates to an impairment of $50 million under SFAS 142 and the remaining decrease relates to the devaluation of the Brazilian Real.

(4) The decrease relates to the devaluation of the Chilean Peso.

Note 4. Discontinued Operations

Energy Technologies' Investments

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) operating companies and an asset management group which includes various Demand Side Management (DSM) investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

During the second quarter of 2002, we completed our impairment testing of all recorded goodwill in accordance with guidance set forth in SFAS 142 including the goodwill associated with the 11 HVAC operating companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill associated with the HVAC companies was impaired, which resulted in a $32 million (after-tax) charge. In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a cumulative effect of a change in accounting principle, reflected in our results of operations for the six months ended June 30, 2002.

In June 2002, we adopted a plan to sell our interests in the HVAC operating companies. The sale of the HVAC operating companies is expected to be completed by December 31, 2002. We have retained the services of an investment-banking firm which is marketing the HVAC operating companies to interested parties and has completed an analysis of the fair market value of the operating companies. The fair value was lower than our carrying value of these companies, resulting in an impairment loss recognized for the quarter and six months ended June 30, 2002 (as noted below). Additionally, we have initiated a process for the sale of Energy Technologies' asset management group, which we expect to sell by June 30, 2003. Based on our assessments, we believe the fair market value of these assets approximates their carrying value as of June 30, 2002. The HVAC operating companies and the asset management group meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

In addition to the goodwill impairment, we have further reduced the carrying value of the investments in the 11 HVAC operating companies to their fair value less costs to sell, and incurred a loss on disposal for the quarter and six months ended June 30, 2002 of $20 million (after-tax). Our remaining investment position in Energy Technologies is approximately $135 million, of which approximately $35 million relates to deferred tax assets, for which no valuation allowance is deemed necessary. Excluding the deferred tax assets, approximately 70% of our remaining investment balance relates to the asset management group and 30% relates to the HVAC companies. Although we believe that we will be able to sell the HVAC and asset management businesses, we can give no assurances that we will be able to realize their total carrying values.

Operating results of Energy Technologies, less certain allocated costs from Energy Holdings, have been reclassified into discontinued operations in our Consolidated Statements of Operations. The operating results of these discontinued operations for the quarter and six months ended June 30, 2002, yielded additional losses of $5 million (after-tax) and $8 million (after-tax), respectively, and are disclosed below:

                                                                            Quarter Ended            Six Months Ended
                                                                              June 30,                     June 30,
                                                                      ------------------------    -------------------------
                                                                         2002          2001          2002           2001
                                                                      -----------   ----------    ----------    -----------
                                                                        (Millions of Dollars)        (Millions of Dollars)
Operating Revenues..........................................          $     97      $     111     $     198     $     213
Operating Loss..............................................                (6)           (13)          (10)          (17)
Loss Before Income Taxes....................................                (7)           (13)          (11)          (18)

The carrying amounts of the assets and liabilities of Energy Technologies' investments, as of June 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, in our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Energy Technologies, to be discontinued as of June 30, 2002 and December 31, 2001, are included in our Consolidated Balance Sheets and are summarized in the following tables:



                                                                         June 30,     December 31,
                                                                           2002           2001
                                                                      ------------   --------------
                                                                            (Millions of Dollars)
Current Assets..............................................          $     118      $       158
Net Property, Plant and Equipment...........................                 17               14
Investments.................................................                 47               54
Other Assets................................................                 10               64
                                                                      ------------   --------------
      Total Assets of Discontinued Operations...............          $     192      $       290
                                                                      ============   ==============

Current Liabilities.........................................          $      83      $        82
Noncurrent Liabilities......................................                  3                6
Long-Term Debt..............................................                  6                1
                                                                      ------------   --------------
      Total Liabilities of Discontinued Operations..........          $      92      $        89
                                                                      ============   ==============

Tanir Bavi

Global  owns a 74%  interest in Tanir Bavi Power  Company  Private  Ltd.  (Tanir
Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. The plant commenced combined-cycle commercial operation in 2001. Power from the plant is being sold under a seven-year fixed price Power Purchase Agreement (PPA) with the Karnataka Power Transmission Company Limited (KPTCL), a state affiliated entity, formerly known as Karnataka Electricity Board.

During the second quarter of 2002, we completed our impairment testing of all recorded goodwill in accordance with guidelines set forth in SFAS 142 including the goodwill associated with Global's acquisition of Tanir Bavi. Such analysis indicated that the entire $27 million of goodwill recorded in connection with our investment in Tanir Bavi was impaired and resulted in an $18 million (after-tax) charge. In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a component of the cumulative effect of a change in accounting principle, reflected in our results of operations for the six months ended June 30, 2002. For additional information see Note 2. Accounting Matters and Note 3. Asset Impairments.

Tanir Bavi has been in dispute with KPTCL regarding the terms of payment specified in the PPA relating to the fixed portion of the tariff, which is approximately US $0.04 per kilowatt-hour. The amount of the dispute is approximately half of this fixed amount. During the first quarter of 2002, KPTCL referred the dispute to the government of Karnataka, which directed KPTCL to accept Tanir Bavi's position. Prior to KPTCL's acceptance of such direction, however, the Karnataka Electricity Regulatory Commission (KERC) exercised jurisdiction over the matter and requested that KPTCL not comply with the requests of the government of Karnataka until KERC had reviewed the matter. A hearing was held in May 2002, at which KERC determined that the disputed amounts could not be paid until the parties complied with the dispute resolution process called for in the PPA. The dispute resolution process and certain other legal remedies could take an extended period of time before a result is known. While pursuing legal recourse, it is likely we would need to make additional equity contributions in the plants to maintain liquidity. We believe the delays in the process have greatly diminished our expectations of a satisfactory resolution and in June 2002, we adopted a plan to exit Tanir Bavi.

Global and its partner in this venture, GMR Vasavi Group, a local Indian company, are in negotiations for the sale of Global's majority interest in Tanir Bavi to the GMR Vasavi Group. The final negotiations and completion of sale are expected to occur in the third quarter of 2002. Should this sale not be consummated, we will seek another buyer for this facility. In such an event, we can give no assurances that we will be able to realize our adjusted carrying value. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. We have reduced the carrying value of Tanir Bavi to its fair value less costs to sell and incurred a loss on disposal for the quarter and six months ended June 30, 2002 of $14 million (after-tax). The operating results of Tanir Bavi for the quarter and six months ended June 30, 2002 yielded income of $2 million (after-tax) and $5 million (after-tax), respectively. The respective income from discontinued operations partially offsets the loss on disposal.

Operating results of this discontinued operation are summarized in the following table:

                                                                           Quarter Ended              Six Months Ended
                                                                               June 30,                    June 30,
                                                                      --------------------------   -----------------------
                                                                         2002          2001*          2002         2001*
                                                                      ----------    -----------    ----------   ----------
                                                                                      (Millions of Dollars)
   Operating Revenues..........................................       $     32      $       1      $      61    $       1
   Operating Income............................................             11              1             23            1
   Income Before Income Taxes..................................              3              1              9            1

* Operating results for Tanir Bavi were recorded in accordance with the equity method of accounting for the quarter ended and six months ended June
     30, 2001.

The carrying amounts of the assets and liabilities of Tanir Bavi, as of June 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, in our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Tanir Bavi, to be discontinued as of June 30, 2002 and December 31, 2001, are summarized in the following tables:



                                                                                          June 30,           December 31,
                                                                                            2002                 2001
                                                                                        --------------------------------------
                                                                                                (Millions of Dollars)
Current Assets.................................................................                   32               36
Net Property, Plant and Equipment..............................................                  183              190
Goodwill.......................................................................                   --               27
Other Assets...................................................................                   15               --
                                                                                        --------------   ---------------------
       Total Assets of Discontinued Operations.................................         $        230     $        253
                                                                                        ==============   =====================

Current Liabilities............................................................                   52               45
Non Current Liabilities........................................................                   19               19
Long-Term Debt.................................................................                  117              108
                                                                                        --------------   ---------------------
          Total Liabilities of Discontinued Operations.........................         $        188     $        172
                                                                                        ==============   =====================

Note 5. Regulatory Assets and Liabilities

PSE&G prepares its financial statements in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) which differs in certain respects from the application of GAAP by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs, which will be amortized over various future periods. These costs are deferred based on rate orders issued by the New Jersey Board of Public Utilities
(BPU) or the Federal Energy Regulatory Commission (FERC) and our recovery experience with prior rate cases. As of June 30, 2002, approximately 87% of our regulatory assets were deferred based on written rate orders. Regulatory assets recorded on a basis other than by an issued rate order have less certainty of recovery since they can be disallowed in the future by regulatory authorities. However, we have experienced no material disallowances in the past. We believe that all of our regulatory assets are probable of recovery.

At June 30, 2002 and December 31, 2001, respectively, we had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:


                                                                       June 30,          December 31,
                                                                         2002               2001
                                                                   --------------     -----------------
                                                                            (Millions of Dollars)
Regulatory Assets
-----------------
Stranded Costs to be Recovered..............................       $       4,009      $            4,105
SFAS 109 Income Taxes.......................................                 313                     302
OPEB Costs..................................................                 203                     212
Societal Benefits Charges (SBC).............................                  --                       4
Manufactured Gas Plant Remediation Costs....................                  87                      87
Unamortized Loss on Reacquired Debt and Debt Expense........                  88                      92
Underrecovered Gas Costs....................................                 195                     120
Unrealized Losses on Gas Contracts..........................                  --                     137
Other.......................................................                 199                     188
                                                                   --------------     -------------------
    Total Regulatory Assets.................................       $       5,094      $            5,247
                                                                   ==============     ===================
Regulatory Liabilities
----------------------
Excess Depreciation Reserve.................................       $         245      $              319
Non-Utility Generation Transition Charge (NTC)..............                 125                      48
SBC.........................................................                  28                      --
Other.......................................................                  11                       6
                                                                   --------------     -------------------
    Total Regulatory Liabilities............................       $         409      $              373
                                                                   ==============     ===================

All regulatory assets and liabilities are excluded from our rate base unless otherwise noted in the descriptions below.

     Stranded Costs To Be Recovered: This reflects the deferred costs to be recovered by the securitization transition charge, which was authorized by the BPU's Final Order and Finance Order in PSE&G's deregulation proceedings. These orders are a matter of public record and are available at the BPU. These costs primarily relate to the write-down of our fixed assets in 1999 that was required under SFAS 121. PSE&G Transition Funding LLC, a wholly-owned subsidiary of PSE&G, issued transition bonds to recover these costs net of deferred taxes. Accordingly, this regulatory asset is offset by securitization debt and a deferred tax liability. Funds collected through the securitization transition charge will be used to make the future interest and principal payments on the transition bonds. This amount will be recovered over the life of the transition bonds, which is expected to conclude in December 2015.

SFAS 109 Income Taxes: This amount represents the portion of deferred income taxes that will be recovered through future rates, based upon established regulatory practices, which permit the recovery of current taxes. Accordingly, this regulatory asset is offset by a deferred tax liability and is expected to be recovered without interest over the period the underlying book-tax timing differences reverse and become current taxes.

OPEB Costs: Includes costs associated with adoption of SFAS No. 106, "Employers' Accounting for Benefits Other Than Pensions" (SFAS 106) which were deferred in accordance with EITF Issue 92-12, "Accounting for OPEB Costs by Rate Regulated Enterprises" (EITF 92-12). Prior to the adoption of SFAS 106, post-retirement benefits costs were recognized on a cash basis. SFAS 106 required that these costs be accrued as the benefits were earned. Accordingly, a liability and a regulatory asset were recorded for the total benefits earned at the implementation date. Beginning January 1, 1998, we began to recover this regulatory asset over 15 years without interest.

SBC: The SBC includes costs related to our electric and gas distribution business as follows: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) DSM programs; 4) manufactured gas plant remediation expenditures; 5) consumer education; 6) Under and overrecovered electric bad debt expenses; and 7) MTC overrecovery. These costs are recovered/refunded with interest. The SBC clause will be revised at the end of the transition period on August 1, 2003.

Manufactured Gas Plant Remediation Costs: Represents estimated future environmental investigation and remediation expenditures (net of insurance recoveries), which are probable of recovery in future rates through the SBC. This amount will be transferred to the SBC regulatory asset when the actual expenditures are made. Interest is not recoverable on these costs until the actual expenditures are made. This regulatory asset is offset by a noncurrent liability on the balance sheet.

Unamortized Loss on Reacquired Debt and Debt Expense: Represents bond issuance costs, premiums, discounts and losses on reacquired long-term debt. These costs are amortized with interest, over the remaining life of the reacquired debt or over the life of the new debt, if refinanced.

Underrecovered/Overrecovered Gas Costs: Represents gas costs in excess of or below the amount included in rates and probable of recovery in the future. Generally, underrecovered gas costs do not accrue interest while overrecovered gas costs do accrue interest. The LGAC rate is normally adjusted on an annual basis. A portion of the current underrecovery, $117 million at June 30, 2002, is being recovered over an extended period through September 2004. We are recovering interest during this extended period. The remaining portion of the current underrecovery, $78 million, is expected to be recovered subsequent to our next gas rate proceeding, the time of which is not currently known.

Unrealized Losses on Gas Contracts: This represents the recoverable portion of unrealized losses associated with contracts used in PSE&G's gas distribution business. This asset is offset by the net energy contracts payable on the balance sheet. Subsequent to the gas contract transfer to Power in May 2002, PSE&G no longer enters into these contracts.

Other Regulatory Assets: Includes Decontamination and Decommissioning Costs which are offset by a noncurrent liability on the balance sheet and are expected to be collected without interest until December 2007; Plant and Regulatory Study Costs are expected to be recovered without interest until December 2021; Repair Allowance Tax Deficiencies and Interest; Oil and Gas Property Write-Down which is expected to be recovered without interest until December 2002; restructuring costs that will be recovered with or without interest, which will be determined at our upcoming electric rate case, from August 1, 2003 through July 31, 2007 and recovery of costs related to Transition Funding's interest rate swap that will be recovered without interest over the life of Transition Funding's transition bonds, which is expected to conclude in December 2015. This asset is offset by a derivative liability on the balance sheet.

Excess Depreciation Reserve: As required by a BPU rate order, we reduced our depreciation reserve for our electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003.

NTC: This clause was established to account for above market costs related to non-utility generation (NUG) contracts. NUG contract costs are charged to expense and proceeds from the sale of the energy and capacity purchased under these NUG contracts are also credited to expense. The difference between the collection of NTC revenue and the related expense is deferred. Costs or benefits associated with the restructuring of these contracts are deferred as well. These amounts are expected to be returned to customers with interest. The NTC balance, including the anticipated deferral of the difference between the Basic Generation Service (BGS) payments to suppliers and collections from customers, are expected to be addressed together with the electric distribution base rate case and collectively incorporated into rates on August 1, 2003.

Other Regulatory Liabilities: This includes the following: 1) Interest on amounts collected from customers that are used to fund incentives for choosing a third party gas supplier; 2) Interest on amounts collected from customers resulting from the Energy Tax Reform Act and are currently being used to fund customer education discounts approved by the BPU; 3) Amounts collected from customers in order for Transition Funding to obtain a AAA rating on its transition bonds; and 4) Amounts that will be returned to Firm Gas customers.

Note 6. Commitments and Contingent Liabilities

Guaranteed Obligations

Power

Power has guaranteed certain energy trading contracts of PSEG Energy Resources & Trade LLC (ER&T), its subsidiary. Power has entered into guarantees having a maximum liability of $876 million and $506 million as of June 30, 2002 and December 31, 2001, respectively. The amount of Power's exposure under these guarantees was $169 million and $153 million, as of June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002, Power had issued letters of credit in the amount of approximately $89 million. These letters of credit are in support of its trading business and various contractual obligations.

Energy Holdings

Energy Holdings and/or Global have guaranteed certain obligations of Global's affiliates, including the successful completion, performance or other obligations related to certain of the projects in an aggregate amount of approximately $190 million as of June 30, 2002. The guarantees consist of a $61 million equity commitment for ELCHO in Poland, $56 million of various guarantees for Dhofar Power Company in Oman, a $25 million guarantee for Chilquinta Energia, S.A. (Chilquinta) in Chile and Peru, and various other guarantees comprising the remaining $48 million. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt.

In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, we would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of June 30, 2002, Energy Technologies' tangible equity was $106 million. Energy Holdings is in the process of negotiating alternate support arrangements with bond issuers, including an indemnification agreement, which is likely to be executed in the near future. As of June 30, 2002, Energy Technologies had $206 million of such bonds outstanding, of which $71 million was at risk in ongoing construction projects. Energy Holdings expects to reduce this amount over time as part of its exit from this business. The performance bonds are not included in the $190 million of guaranteed obligations, discussed above. No assurances can be given that Energy Holdings will be successful in extinguishing these obligations.

Default on non-recourse project financing does not cross default to any other credit agreements of Energy Holdings. In cases where Energy Holdings or Global have guaranteed obligations, default under the project finance agreements may be accelerated if the project is in default. In June 2002, the Administration Agent for the EDELAP project loan notified Global that the loan was in default and Global paid $2 million in sponsor guarantees that were due. This amount was included in the $632 million of Argentine investment exposure that was impaired (see Note 3. Asset Impairments).

Environmental

Hazardous Waste

The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G, Power and predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. We do not anticipate that the compliance with these regulations will have a material adverse effect on our financial position, results of operations or net cash flows.

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

At June 30, 2002 and December 31, 2001, our estimated liability for remediation costs through 2004 aggregated $87 million. Expenditures beyond 2004 cannot be reasonably estimated.

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River "facility." In a separate matter, we and certain of our predecessors conducted industrial operations at properties on that six mile stretch of the Passaic River. The operations include one operating electric generating station, one former generating station, and four former MGPs. Our costs to clean up former MGPs are recoverable from utility customers under the SBC. We have contracted to sell the site of the former generating site, contingent upon approval by state regulatory agencies, to a third party that would release and indemnify us for claims arising out of the site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to this matter, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

In a response  to a request  dated March 31, 2000 by the EPA and the NJDEP under
Section 114 of the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable NSR regulations, we provided certain data. In January 2002, we reached an agreement with the state and the federal government to resolve allegations of noncompliance with federal and state NSR regulations. Under that agreement, we agreed to install advanced air pollution controls over 12 years that are expected to significantly reduce emissions of nitrogen oxides (NOx), sulfur dioxide (SO2) particulate matter and mercury from the Hudson and Mercer units. The agreement includes a carbon dioxide (CO2) emissions reduction goal for PSEG Fossil's New Jersey units. This single year CO2 reduction goal will be achieved mainly through repowering projects. The estimated cost of the program is $355 million and such costs, when incurred, will be capitalized as plant additions. We also agreed to pay a $1.4 million civil penalty, $6 million on supplemental environmental projects and up to $1.5 million if reductions in CO2 levels are not achieved.

The EPA had also asserted that PSD requirements are applicable to Bergen 2, such that we were required to have obtained a permit before beginning actual on-site construction. We disputed that PSD/NSR requirements were applicable to Bergen 2. As a result of the agreement resolving the NSR allegations concerning Hudson and Mercer, the NJDEP issued an air permit for Bergen 2. Bergen 2 began operations in June 2002.

Power

New Generation and Development

Power is developing the Bethlehem Energy Center, a 763 MW combined-cycle power plant that will replace the 380 MW Albany (NY) Steam Station. Total costs for this project will be approximately $465 million with expenditures to date of approximately $79 million. Construction began in June 2002 with the expected completion in 2004, at which time the existing station will be retired.

Power has completed construction of a 546 MW natural gas-fired, combined cycle electric generation plant at Bergen Generation Station, at a cost of approximately $342 million. The plant began commercial operation in June 2002. Power is also constructing a 1,218 MW combined cycle generation plant in Linden, New Jersey. Costs are estimated to be approximately $700 million with expenditures to date of approximately $432 million. Completion is expected in 2003 at which time 451 MW of existing generating capacity will be retired.

Power is also constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (821 MW) and Lawrenceburg, Indiana (1,096 MW) at an aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse debt. As of June 30, 2002, approximately $212 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities at stated prices. Based on current prices, this contract is currently above market. The agreement expires if current financing is repaid within five years. Additional equity investments may be required if the proceeds received from ER&T under this tolling agreement are not sufficient to cover the required payments under the bank financing. Due to existing market conditions, the Waterford project did not begin commercial operation as a single-cycle facility in June 2002 as originally scheduled. Both the Waterford and Lawrenceburg combined-cycle facilities are currently scheduled to achieve commercial operation in 2003.

     Power has entered into an agreement to purchase Wisvest-Connecticut LLC, which holds two electric generating stations in Connecticut, at a cost of $220 million. The agreement also calls for purchase price adjustments of up to $20 million for various expenditures made prior to closing as well as closing adjustments for fuel and inventory. The coal-, oil- and gas-fired plants have a total capacity of 1,019 MW. The transaction is subject to various Federal approvals. The transfer of the two stations triggered the Connecticut Transfer Act, which requires the commencement of any necessary remedial activities within three years of the transfer of the property. While the cost to comply with the Transfer Act to clean up former petroleum coke operations at the two stations is still unknown, estimated costs are between $10 million and $20 million. No assurances can be given as to the ultimate remediation costs at these facilities; however, they could be material. Power expects to close on this acquisition in the fourth quarter of 2002.

     Power also has contracts with outside parties to provide upgraded turbines for the Salem Units 1 and 2 and upgraded turbines and a power uprate for Hope Creek to increase our generating capacity. The projects are subject to regulatory approvals and are currently scheduled to be completed by 2004 for Salem Unit 1 and Hope Creek and 2006 for Salem Unit 2. Power's aggregate estimated costs for these projects are $210 million.

Power has commitments to purchase gas turbines and/or other services, to meet its current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, approximately $370 million of which is included in estimated costs for the projects discussed above. The approximate $110 million remaining relates to obligations to purchase hardware and services that have not been designated to any specific projects. If Power does not contract to satisfy its commitment relating to the $110 million in obligations by July 2003, it would be subject to penalties of up to $22 million.

Energy Holdings

Argentine Economic Crisis

Global has certain contingent obligations that are likely to occur if certain projects in Argentina continue to default on their debt and performance obligations. The estimated amount to cover this exposure is $7 million and has been recorded as a component of general and administrative operating expenses. For EDELAP, Global has a standby equity agreement to contribute equity in support of unpaid interest and US tax liabilities to its borrower subsidiary. Global's obligation and reimbursement of payments made on its behalf could amount to $2 million related to this project loan. Global's Chilean distribution company, SAESA, has guaranteed performance obligations of its subsidiary which operates in Argentina in the amount of approximately $4 million. Finally, Global's contingency includes $1 million of likely costs related to defense of anticipated legal actions which may be taken against PSEG companies or directors and officers of its Argentine operations.

Under certain circumstances, Global could be obligated to settle its share (approximately $26 million) of a project loan for EDELAP should it or the majority owner of the project, take certain actions including forcing or permitting certain loan parties to declare bankruptcy. In addition, the guarantee can be triggered by transferring the shares of certain loan parties without lender consent. Breach of this transfer covenant can be cured by delivering certain pledge agreements relating to the ownership of loan parties to the lenders. Global could also be liable for any incremental direct damages arising from the breach of these covenants. Given the likely cure of any breach by the project sponsors, such a contingent obligation has a low probability of being triggered, and therefore no provision has been made in the Consolidated Financial Statements.

SAESA has guaranteed its share of a $35 million debt obligation for a 50% owned affiliate in Argentina, Edersa. This obligation was recorded on our Consolidated Balance Sheets as it was considered in the valuation of SAESA at the date of purchase in August 2001. SAESA needs a waiver from lenders in existing financing agreements to invest the funds to repay the obligation. We believe such waivers are likely to be secured. In the event SAESA is not able to obtain the required waiver and could not raise the necessary funds, Global may be required to make a $35 million equity contribution to SAESA to repay the obligation. Since this obligation has been previously recorded, there will be no impact to our Consolidated Statement of Operations if the transaction is funded.

Other

As of June 30, 2002, Energy Holdings had $50 million, or 1%, of its assets invested in the Turboven generation facilities, located in Venezuela. Recently, Venezuela has been subject to a loss of capital as the country's debt has been subject to a credit rating downgrade. In February 2002, the government of Venezuela abandoned its crawling currency peg and allowed the Venezuelan Bolivar to float freely with the US Dollar. The Bolivar devalued approximately 45% since year-end 2001 from 758 Bolivars to 1 US Dollar to 1,386 Bolivars to 1 US Dollar as of June 30, 2002. The Turboven power purchase contracts are indexed to the US Dollar as are the fuel supply costs. This implies that, with respect to power purchase contracts, a devaluation will not impact the level of US Dollar revenues realized. Our near term income statement exposure relates to our net monetary position in Bolivars. Since Turboven is a US Dollar functional entity, any receivables and payables that are not indexed to the US Dollar must be re-measured to the US Dollar. The impact of the re-measurement is recorded as a loss or gain to our Consolidated Statements of Operations. The recent devaluation of the Bolivar did not have a material adverse impact on our financial position, results of operations or net cash flows.

In May 2001, GWF Energy LLC (GWF Energy), a 50/50 joint venture between Global and Harbinger GWF LLC, entered into a ten year power purchase agreement (PPA) with the California Department of Water Resources (CDWR) to provide 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaking Plants. Total project cost is estimated at approximately $335 million. The Hanford Peaking Plant, a 95 MW facility, was completed and began operation in August 2001. The Henrietta Peaking Plant, also a 95 MW facility, was completed and began operation in June 2002, and the Tracy Peaking Plant, a 160 MW facility, received the permits necessary to allow the start of construction on July 17, 2002 following significant delays in the permitting process. This late receipt of the Tracy Peaking Plant's permits does not allow sufficient time to complete construction before the commercial operations date deadline of October 31, 2002 under the PPA. On February 28, 2002, GWF Energy asserted a force majeure claim under the provisions of the PPA for an appropriate extension of the deadline.

On April 24, 2002, GWF Energy received notice from the CDWR rejecting GWF Energy's force majeure claim. GWF Energy is in substantive negotiations with the CDWR over this matter. We and Global are evaluating the appropriate course of action to protect GWF Energy's rights under the CDWR PPA. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $100 million after completion of project financing, which is currently expected to occur in late 2002 or in 2003. In the event financing does not occur, our investment in this facility could increase to the full amount of the project costs, noted above. For a description of turbine loans and working capital loans from Global to GWF Energy pending completion of project financing, see Note 13. Related-Party Transactions.

On February 25, 2002, the Public Utilities Commission of the State of California
(CPUC) and the State of California Electricity Oversight Board filed complaints with FERC under Section 206 of the Federal Power Act against certain sellers of electricity which, pursuant to long-term FERC authorized contracts, provide power to the CDWR. GWF Energy is a named respondent in these proceedings. The complaints allege that, collectively, the specified long-term wholesale power contracts are priced at unjust and unreasonable levels and request FERC to abrogate the contracts to enable the State of California to obtain replacement contracts as necessary or in the alternative, to reform the contracts to provide for just and reasonable pricing, reduce the length of the contracts and strike from the contracts the specific non-price conditions found to be unjust and unreasonable. On April 25, 2002, FERC consolidated the matters and set the contracts of GWF Energy and certain other respondents, including the ten year PPA, for hearing. FERC determined that the GWF contract, among others, was entitled to presumption of validity, requiring the CPUC to prove it was "against the public interest." FERC also strongly encouraged the parties to negotiate settlements and directed a settlement judge to be appointed to oversee such negotiations. GWF Energy has entered into, and continues to engage in, substantive negotiations with representatives of the State of California, under oversight of the FERC settlement judge, in an attempt to resolve differences between the parties. We cannot predict the outcome of this matter or its impact on our financial position, results of operations and net cash flows.

In January 2002, Global completed negotiations to buy a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Poland and in June 2002 completed negotiations to increase its ownership interest to approximately 50%. The transaction includes the obligation to purchase additional shares in 2003 that will bring Global's aggregate interest in Skawina to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts. The sale is part of the Polish Government's energy privatization program. Global has expended $31 million during 2002 for its approximate 50% ownership interest and the total equity investment is expected to be approximately $44 million.

Global owns a 60% interest in Carthage Power Company (CPC), a 471 MW gas-fired combined-cycle electric generation facility located in Rades, Tunisia. CPC has entered into a 20-year power purchase contract for the sale of 100% of the output to Societe Tunisienne de l' Electricite et du Gaz, (STEG). The contract called for the plant to be operational by November 24, 2001, however, due to delays in construction, this deadline was not met. STEG is declaring that it is entitled to liquidated damages at the rate of $67,000 dollars a day since November 24, 2001 in accordance with the terms of the power purchase contract. CPC is contesting STEGs claim and the two parties are currently under negotiation to settle this dispute. The facility was built by Alstom Centrales Energetiques SA, (Alstom) an independent contractor, who was also obligated to complete construction by November 24, 2001. CPC believes it is entitled to reimbursement from Alstom for damages owed to STEG resulting from construction delays, however, no assurances can be given.

We and our equity method investees are involved in various legal actions arising in the normal course of business. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of these proceedings, although no assurances can be given.

Note 7. Financial Instruments, Energy Trading and Risk Management

Our operations are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative instruments as risk management tools consistent with our business plans and prudent business practices and for energy trading purposes.

Fair Value of Financial Instruments

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at June 30, 2002 and December 31, 2001, respectively.


                                                            June 30, 2002            December 31, 2001
                                                        -----------------------   -------------------------
                                                         Carrying      Fair        Carrying        Fair
                                                          Amount       Value        Amount        Value
                                                        ------------  ---------   ------------   ----------
                                                                      (Millions of Dollars)
Long-Term Debt:
     PSEG..............................................     $ --         $ --         $  275       $  275
     Energy Holdings...................................    2,821        2,712          2,773        2,835
     PSE&G.............................................    3,173        3,351          3,172        3,290
     Transition Funding................................    2,420        2,536          2,472        2,575
     Power.............................................    3,314        3,434          2,685        2,835
Preferred Securities Subject to Mandatory Redemption:
     PSE&G Cumulative Preferred Securities.............       --           --             --           --
     Monthly Guaranteed  Preferred  Beneficial Interest
     in PSE&G's Subordinated Debentures................       60           61             60           60
     Quarterly Guaranteed Preferred Beneficial Interest
     in PSE&G's Subordinated Debentures................       95           96             95           96
     Quarterly Guaranteed Preferred Beneficial Interest
     in PSEG's Subordinated Debentures.................      525          498            525          520

Energy Trading Contracts

We maintain a strategy of entering into trading positions to optimize the value of our portfolio of generation assets and supply obligations. We do not engage in the practice of simultaneous trading for the purpose of increasing trading volume or revenue. We engage in physical and financial transactions in the electricity wholesale markets and execute an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. We actively trade energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights, coal and emission allowances, in the spot, forward and futures markets, primarily in PJM, and electricity in the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region as well as the Super Region. These contracts also involve financial transactions including swaps, options and futures.

Our energy trading contracts are recorded under EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10). This requires energy trading contracts to be marked-to-market with the resulting realized and unrealized gains and losses included in current earnings.

Our energy trading segment for the quarter and six months ended June 30, 2002 recorded net margins of $18 million and $48 million, respectively, which includes margins generated by gas contracts as shown below:

                                                     For the Three Months Ended            For the Six Months Ended
                                                              June 30,                             June 30,
                                                  ---------------------------------    ---------------------------------
                                                      2002               2001               2002               2001
                                                  ---------------------------------    ---------------------------------
                                                       (Millions of Dollars)                (Millions of Dollars)
Realized Gains..............................              $16                $27               $17                $74
Unrealized Gains............................                5                 10                35                 14
                                                  --------------    ---------------    --------------     --------------
  Gross Margin..............................               21                 37                52                 88
                                                  --------------    ---------------    --------------     --------------
Broker Fees and Other Trading-Related Exp...               (3)                (1)               (4)                (3)
                                                  --------------    ---------------    --------------     --------------
  Net Margin ...............................              $18                $36               $48                $85
                                                  ==============    ===============    ==============     ==============

As of June 30, 2002 and December 31, 2001, the fair value of the energy contracts in our trading segment was $47 million and $10 million, respectively, described below, substantially all of which relates to contracts having terms of two years or less and substantially all of which were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities in our energy trading segment are summarized in the following table:

                                                June 30, 2002                   December 31, 2001
                                         -----------------------------   --------------------------------
                                         Notional  Notional    Fair      Notional   Notional     Fair
                                          (mWh)    (MMBTU)    Value       (mWh)      (MMBTU)     Value
                                         -----------------------------  ---------------------------------
                                                  (Millions)                       (Millions)
Futures and Options NYMEX............          47         10    $1              --          16   $(1)
Physical forwards....................         151         --    10              41           9    (3)
Options -- OTC.......................           2        379    11               8         717   (19)
Swaps................................          --      1,920    10              --       1,047    24
Emission Allowances..................          --         --    15              --          --     9
                                         -----------------------------  ---------------------------------
Totals...............................         200      2,309   $47              49       1,789   $10
                                         =============================  =================================

We routinely enter into exchange traded futures and options transactions for electricity and natural gas as part of our energy trading operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits as of June 30, 2002 was approximately $3 million.

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

The BPU approved an auction to identify energy suppliers for the Basic Generation Service (BGS) of New Jersey's regulated distribution utilities for the one-year period beginning on August 1, 2002. Power did not participate directly in the auction but agreed to supply power to several of the direct bidders, securing contracts for more than 75% of its generation capacity in the PJM market. On February 15, 2002, the BPU approved the BGS auction results. Subsequently, a portion of the contracts with those bidders was reassigned to Power. Therefore, for a limited portion of the New Jersey retail load, Power will be a direct suppplier.

In order to hedge a portion of our forecasted energy purchases to meet our BGS requirements, Power entered into forward purchase contracts, futures, options and swaps. Power has also forecasted the energy delivery from its generating stations based on the forward price curve movement of energy and, as a result, entered into swaps, options and futures transactions to hedge the price of gas to meet its gas purchases requirements for generation. These transactions qualify for hedge accounting treatment under SFAS 133. As of June 30, 2002, the fair value of these hedges was $(8.6) million with offsetting charges to Other Comprehensive Income (OCI) of $5.1 million (after-tax). These hedges will mature in 2003.

Also, prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. PSE&G accounted for these transactions in accordance with SFAS 71. Accordingly, these commodity contracts were recognized at fair value as derivative assets or liabilities on the balance sheet and the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. All settlements were included in inventory and passed on to customers as part of the average cost of gas.

Effective with the gas contract transfer on May 1, 2002, Power assumed all of these derivatives entered into by PSE&G. Power accounts for the derivatives pertaining to residential customers in a similar manner as PSE&G did. Gains or losses from these transactions will be recovered from PSE&G's customers. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133, where appropriate. Gains or losses on these derivatives will be deferred and reported as a component of OCI. The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings.

As of June 30, 2002, Power had approximately 303 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(10) million. As of December 31, 2001, PSE&G had approximately 330 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(137) million. The maximum term of these contracts is approximately one year.

Generation

We also enter into certain other contracts for our generation business which are derivatives but do not qualify for hedge accounting under SFAS 133 nor are classified as energy trading contracts under EITF 98-10. Most of these contracts are option contracts on gas purchases for generation requirements. The changes in fair market value of these derivative contracts are recorded in the income statement at the end of each reporting period in our generation segment.

For our generation business for the quarter and six months ended June 30, 2002, we recorded gains and losses on certain derivative contracts of $(6) million and $26 million, respectively, as shown below:

                                                For the Three Months Ended             For the Six Months Ended
                                                         June 30,                              June 30,
                                             ---------------------------------     ---------------------------------
                                                  2002              2001               2002               2001
                                             ---------------------------------     ---------------------------------
                                                  (Millions of Dollars)                 (Millions of Dollars)
Realized (Losses) Gains................                $(5)              $--                  $8               $--
Unrealized (Losses) Gains..............                 (1)               (8)                 18                (8)
                                             ---------------    --------------     --------------    ---------------
  Gross Margin.........................                $(6)              $(8)                $26               $(8)
                                             ===============    ==============     ==============    ===============

As of June  30,  2002 and  December  31,  2001,  the  fair  value of our  energy
contracts  in  our  generation   segment  was  $7  million  and  $(12)  million,
respectively, substantially all of which related to contracts having terms of two years or less and substantially all of which were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to the energy commodities in our generation segment are summarized in the following table:


                                                    June 30, 2002                     December 31, 2001
                                              --------------------------          --------------------------
                                                   Notional     Fair                  Notional      Fair
                                                   (MMBTU)      Value                 (MMBTU)       Value
                                                  -----------  --------              ----------- -----------
                                                  (Millions)                         (Millions)
Futures and Options NYMEX............                     6      $1                     --           --
Options-- OTC........................                   103       5                     86         $(11)
Swaps................................                    --       1                     84           (1)
                                                  -----------  --------              ----------- -----------
Totals...............................                   109      $7                    170         $(12)
                                                  ===========  ========              =========== ===========

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt, interest rate swaps, interest rate caps and interest rate lock agreements. As of June 30, 2002, a hypothetical 10% change in market interest rates would result in a consolidated change of $17 million in annual interest costs related to short-term and floating rate debt consisting of $4 million, $6 million, $3 million and $4 million at PSEG, PSE&G, Power and Energy Holdings, respectively.

We construct a hypothetical swap to mirror all the critical terms of the underlying debt and utilize regression analysis to assess the effectiveness of the actual swap at inception and on an ongoing basis. The assessment will be done periodically to ensure the swaps continue to be effective. PSEG determines the fair value of interest rate swaps through counterparty valuations, internal valuations and the Bloomberg swap valuation function. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented. There is minimal impact of counterparty credit risk the fair value of the hedges since our policies require that our counterparties have investment grade credit ratings.

We have entered into interest rate swaps to lock in fixed interest rates on certain of our construction loans to hedge forecasted future interest payments. We have elected to use the Hypothetical Derivative Method to measure ineffectiveness of the hedges as described under Derivative Implementation Group
(DIG) Issue No. G7. Ineffectiveness may occur if the actual draw down of the debt and the notional amount of the swap during the construction phase are different. The amount of ineffectiveness, if any, is recorded in earnings at the end of the reporting period. The impact of ineffectiveness on net income should be minimal because the interest rate swaps and the underlying debt are indexed to the same benchmark interest rate. Therefore, interest rate fluctuations should be offset.

The following table shows details of the interest rate swaps at PSEG, PSE&G, Power and Energy Holdings and their associated values that were open at June 30, 2002:

-----------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                                  Total                              Fair         Other
                                       Project  Notional      Pay       Receive     Market    Comprehensive  Maturity
Underlying Securities                  Percent   Amount       Rate       Rate        Value        Loss         Date
                                                   (A)                                             (B)
-----------------------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars, where applicable)
PSEG:
   Enterprise Capital Trust II            100%     $150.0      5.98%      3-month     $(9.6)           $5.7    2008
     Securities                                                             LIBOR

PSE&G:
   Transition Funding Bonds (Class        100%     $497.0      6.29%      3-month     (32.2)            ***    2011
   A-4)                                                                     LIBOR
Power:
   Construction Loan - Waterford          100%     $177.5      4.16%      3-month      (1.7)            1.0    2005
                                                                            LIBOR
Energy Holdings:
   Construction Loan - Tunisia             60%      $56.8      6.96%      6-month      (5.1)            2.0    2009
     (US$)                                                                  LIBOR
   Construction Loan - Tunisia             60%      $71.5      5.19%      6-month      (1.6)            0.6    2009
     (EURO)                                                              EURIBOR*
   Construction Loan - Poland              55%     $127.3      8.40%      6-month     (38.1)           13.2    2010
     (US$)                                                                  LIBOR
   Construction Loan - Poland              55%      $57.1     13.23%      6-month     (29.6)            9.7    2010
     (PLN)                                                                WIBOR**
   Construction Loan - Oman                81%      $70.3      6.27%      6-month     (11.5)            6.1    2018
                                                                            LIBOR
   Construction Loan - Kalaeloa            50%      $55.4      6.60%      3-month      (2.0)            1.3    2007
                                                                            LIBOR
   Construction Loan - Guadalupe           50%     $125.1      6.57%      3-month      (4.3)            2.8    2004
                                                                            LIBOR
   Construction Loan - Odessa              50%     $136.6      7.39%      3-month      (6.2)            4.0    2004
                                                                            LIBOR
                                                ----------                         ----------      ---------
       Total Energy Holdings                       $700.1                            $(98.4)          $39.7
                                                ----------                         ----------      ---------
       Total PSEG                                $1,524.6                           $(141.9)          $46.4
                                                ==========                         ==========      =========

*    EURIBOR - EURO Area Inter-Bank Offered Rate
**   WIBOR - Warsaw Inter-Bank Offered Rate
***  Offsetting charges were recorded to Regulatory Asset/Liability.

(A)  Represents 100% of Derivative Instrument.
(B)  Net of Tax and Minority Interest.
-----------------------------------------------------------------------------------------------------------------------

We expect to reclass approximately $19 million of losses on open positions related to interest rate swaps from OCI to earnings during the next twelve months. As of June 30, 2002, there was a $46 million balance remaining in the Accumulated Other Comprehensive Loss account, as indicated in the table above.

Equity Securities

PSEG Resources Inc. (Resources), a wholly-owned subsidiary of Energy Holdings, has investments in equity securities and limited partnerships. Resources carries its partnership investments in certain capital and leveraged buyout funds investing in securities at fair value where market quotations and an established liquid market of underlying securities in the portfolio are available. Consequently, the carrying value of these investments is affected by changes in the fair value of the underlying securities. Fair value is determined by adjusting the market value of the securities for liquidity and market volatility factors, where appropriate. For investments where there is not a liquid market, Resources relies on the valuation by the investment fund manager to determine if the fund has experienced an other than temporary impairment for which a loss would need to be recorded. During the quarter ended June 30, 2002, Resources recognized such a loss of approximately $26 million pre-tax. As of June 30, 2002, Resources had investments in leveraged buyout funds of approximately $90 million, of which $21 million was comprised of public securities with available market prices and $69 million were private investments. Comparably, as of December 31, 2001, Resources had investments in leveraged buyout funds of approximately $130 million, of which $35 million was comprised of public securities with available market prices and $95 million were private investments.

Foreign Currencies

We conduct our business on a multinational basis in a wide variety of foreign currencies. Our objective for foreign currency risk management policy is to preserve the economic value of cash flows in currencies other than the US Dollar. Our policy is to hedge significant probable future cash flows identified as subject to significant foreign currency variability. In addition, we typically hedge a portion of our exposure to foreign currency risk resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved. Our foreign currency hedging activities to date include hedges of US Dollar debt arrangements in operating companies that conduct business in currencies other than the US Dollar and purchase of options to limit downside on earnings translation.

As of June 30, 2002, Global and Resources had international assets of approximately $2.870 billion and $1.425 billion, respectively. For further analysis of our international assets, see Note 9. Financial Information by Business Segments.

Resources' international investments are primarily leveraged leases of assets located in Austria, Australia, Belgium, China, Germany, the Netherlands, New Zealand and the United Kingdom with associated revenues denominated in US Dollars and therefore, not subject to foreign currency risk.

Global's international investments are primarily in projects that presently, or are expected to, generate or distribute electricity in Brazil, Chile, China, India, Italy, Oman, Peru, Poland, Taiwan, Tunisia and Venezuela. Investing in foreign countries involves certain additional risks. Economic conditions that result in higher comparative rates of inflation in foreign countries are likely to result in declining values in such countries' currencies. As currencies fluctuate against the US Dollar, there is a corresponding change in Global's investment value in terms of the US Dollar. Such change is reflected as an increase or decrease in the investment value and Other Comprehensive Loss or OCI, a separate component of Stockholder's Equity. As of June 30, 2002, net foreign currency devaluations have reduced the reported amount of our total Stockholder's Equity by $276 million, of which $184 million and $84 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively. For the net foreign currency devaluations for the quarter and six months ended June 30, 2002 and 2001, see Note 10. Comprehensive Income.

In May 2002, Energy Holdings purchased foreign currency call options in order to hedge its average 2002 earnings denominated in Brazilian Reais and in Peruvian Nuevo Sols for the remainder of 2002. As of June 30, 2002, there were six call options outstanding on the Brazilian Real, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $17 million as of June 30, 2002. The fair value of those options as of June 30, 2002 was $1 million. In addition, there were six call options outstanding on the Peruvian Nuevo Sol, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $48 million as of June 30, 2002. The fair value of those options as of June 30, 2002 was negligible. These options are not considered hedges for accounting purposes and, as a result, changes in their fair value are recorded directly to earnings.

The fair value of foreign currency derivatives, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as payments are made on the derivative instruments and generally offsets the change in the value of the hedged item. We estimate reclassifying $1 million of foreign exchange gains from foreign currency cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and six months ended June 30, 2002, losses of less than $1 million were transferred from OCI to our Consolidated Statements of Operations.

Note 8. Income Taxes

A tax (benefit) expense has been recorded for the results of continuing operations. An analysis of that provision (benefit) expense is as follows:

                                                                     Quarter Ended              Six Months Ended
                                                                        June 30,                     June 30,
                                                                -------------------------    -------------------------
                                                                  2002           2001           2002          2001
                                                                -----------    ----------    ------------    ---------
Pre-Tax (Loss) Income.....................................        $ (348)        $ 236           $ (54)        $649

Tax Computed at the Federal Statutory Rate at 35%.........          (122)           83             (19)         227

Increases (decreases) from Federal statutory rate
attributable to:
    State Income Taxes after Federal Benefit..............             10           15              29           39
    Rate Differential of Foreign Operations...............            (6)           (4)             (8)         (17)
    Plant Related Items...................................            (3)           (5)             (7)         (10)
    Other.................................................            --            (4)             (2)           2
                                                                -----------    ----------    ------------    ---------
Total Income Tax (Benefit) Expense........................        $ (121)         $ 85            $ (7)      $  241
                                                                -----------    ----------    ------------    ---------
      Effective Income Tax Rate............................        (34.7)%        36.2%          (12.9)%       37.1%

Permanent differences are proportionally higher relative to pre-tax results from continuing operations resulting in a relatively low effective tax rate for the six months ended June 30, 2002.

Note 9. Financial Information by Business Segments

Information related to the segments of our business is detailed below:

                                                 Energy                                    (B) Energy             Consolidated
                                      Generation Trading  PSE&G   Resources  (A) Global    Technologies (C) Other    Total
                                      ---------- ------- -------- ---------- ------------  ------------ --------- ------------
                                                                              (Millions of Dollars)
For the Quarter Ended
June 30,2002:
--------------------------------------
Operating Revenues...................      $565     $445  $1,230        $26         $134          $--      $(618)    $1,782
(Loss) Income from Continuing
Operations...........................        73       10       7         (5)        (309)          (1)        (2)      (227)
Loss From Discontinued Operations....        --       --      --         --          (12)         (25)        --        (37)
Segment (Loss) Earnings..............        73       10       7         (5)        (321)         (26)        (2)      (264)

For the Quarter Ended
June 30, 2001:
--------------------------------------
Operating Revenues...................      $588     $571  $1,311        $51          $37           --      $(511)    $2,047
Income (Loss) from Continuing
Operations...........................        82       22      31         14            3           --         (1)       151
Loss From Discontinued Operations....        --       --      --         --            1          $(9)        --         (8)
Segment Earnings (Loss)..............       $82      $22     $31        $14           $4          $(9)       $(1)      $143

For the Six Months Ended
June 30, 2002:
--------------------------------------
Operating Revenues...................    $1,110     $858  $2,889        $78         $241          $--    $(1,106)    $4,070
Income Before Discontinued Operations,
Extraordinary Items, and Cumulative
Effect of a Change in Accounting
 Principle...........................       175       28      74          9         (322)          (1)       (10)       (47)
Loss From Discontinued Operations....        --       --      --         --           (9)         (28)        --        (37)

Cumulative Effect of a Change in
Accounting Principle.................        --       --      --         --          (88)         (32)        --       (120)

Segment (Loss) Earnings..............      $175      $28     $74         $9        $(419)        $(61)      $(10)     $(204)

For the Six Months Ended
June 30, 2001:
--------------------------------------
Operating Revenues...................    $1,149   $1,146  $3,263        $84         $126           --    $(1,017)    $4,751
Income Before Discontinued Operations,
Extraordinary Items, and Cumulative
Effect of a Change in  Accounting
Principle............................       155       51     140         17           52           (1)        (6)       408

Loss From Discontinued Operations....        --       --      --         --           --          (11)        --        (11)
Extraordinary Loss on Early
Retirement of Debt...................        --       --      --         --           (2)          --         --         (2)
Cumulative Effect of a Change in
Accounting Principle.................        --       --      --         --            9           --         --          9
Segment Earnings (Loss)..............      $155      $51    $140        $17          $59         $(12)       $(6)      $404

As of June 30, 2002:
--------------------------------------
Total Assets.........................    $5,383   $1,132 $12,597     $3,144       $3,567         $227      $(704)   $25,346

As of December 31, 2001:
--------------------------------------
Total Assets.........................    $4,713     $790 $12,963     $3,026       $4,074         $290      $(426)   $25,430

(A)  For a discussion  of the charge  relating to  Argentina,  see Note 3. Asset
     Impairments.

(B) For a discussion of the charges relating to Discontinued Operations at Energy Technologies, see Note 3. Asset Impairments and Note 4. Discontinued
     Operations.

(C)  Our  other   activities   include   amounts   applicable  to  PSEG  (parent
     corporation),  Energy  Holdings  (parent  corporation),   Enterprise  Group
     Development  Company  (EGDC),  and  intercompany  eliminations,   including
     transactions  between  Power and PSE&G  relating to BGS, MTC and BGSS which amounted to  approximately  $600  million and $500 million for the quarters ended June 30, 2002 and 2001,  respectively and approximately  $1.1 billion and  $1.0  billion  for the six  months  ended  June  30,  2002  and  2001, respectively.  The net losses  primarily  relate to  financing  and certain administrative and general costs at the parent corporations.

Our geographic information is disclosed below. The foreign assets and operations noted below are solely related to Energy Holdings.


                                                Revenues (1)                             Identifiable Assets (2)
                            ------------------------------------------------------    --------------------------------
                                 Quarter Ended              Six Months Ended
                                   June 30,                     June 30,               June 30,        December 31,
                            -------------------------    -------------------------
                               2002           2001          2002          2001           2002              2001
                            -----------    ----------    ----------    -----------    -----------    -----------------
                                                             (Millions of Dollars)
United States.........         $1,670        $1,999        $3,832         $4,652        $21,051              $20,666
Foreign Countries.....            112            48           238             99          4,295                4,764
                            -----------    ----------    ----------    -----------    -----------    -----------------
     Total............         $1,782        $2,047        $4,070         $4,751        $25,346              $25,430
                            ===========    ==========    ==========    ===========    ===========    =================

Identifiable assets in foreign countries include:
      Chile....................................................................            $996                 $880
      Netherlands..............................................................             954                  911
      Argentina................................................................              --                  737
      Peru ....................................................................             445                  520
      Tunisia .................................................................             277                  245
      India (3)................................................................             271                  288
      Poland...................................................................             252                  166
      Brazil...................................................................             228                  282
      Other....................................................................             872                  735
                                                                                    -------------    -----------------
          Total................................................................          $4,295               $4,764
                                                                                    =============    =================

(1) Revenues are attributed to countries based on the locations of the investments.

(2) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of tax and foreign currency translation adjustment of $306 million and $283 million as of June 30, 2002 and December 31, 2001, respectively.

(3) Approximately $230 million related to our Tanir Bavi operation, which was discontinued as of June 30, 2002.

Note 10. Comprehensive Income
Comprehensive (Loss) Income, Net of Tax:

                                                                            Quarter Ended           Six Months Ended
                                                                              June 30,                  June 30,
                                                                        ----------------------    ----------------------
                                                                          2002         2001         2002         2001
                                                                        ---------    ---------    ---------     --------
                                                                                     (Millions of Dollars)
Net (loss) income....................................................     $(264)        $143        $(204)        $404
Foreign currency translation (A).....................................       (19)         (36)         (86)         (38)
Reclassification Adjustment for losses included in net income........        63           --           69           --
Change in Fair Value of Derivative Instruments (B)...................       (29)         (39)         (37)         (44)
Cumulative effect of a change in accounting principle
      (net of tax of $14 and minority interest of $12)...............        --           --           --          (15)
Reclassification adjustments for net amounts included in Net Income
   (C)...............................................................         1           21            7           21
Current Period change in Fair Value of Financial Instruments.........         1           --           --           --
Pension Adjustments, net of tax......................................        --            2           (1)           2
Other................................................................        (2)           1           (2)           3
                                                                        ---------    ---------    ---------     --------
Comprehensive income                                                      $(249)         $92        $(254)        $333
                                                                        =========    =========    =========     ========

(A) Net of tax of $29 million and $4 million for the quarters ended June 30, 2002 and 2001, respectively, and $39 million and $4 million for six months ended June 30, 2002 and 2001, respectively.

(B) Net of tax of $23 million and $26 million for the quarter and six months ended June 30, 2002, respectively. Net of tax of $26 million and $30 million for the quarter and six months ended June 30, 2001, respectively.

(C) Net of tax and minority interest of $(1) million and $(1) million for the quarter and $(6) million and $(4) million for the six months ended June 30, 2002, respectively. Net of tax and minority interest of $(15) million and $(1) million for the quarter and $(15) million and $(1) million for the six months ended June 30, 2001, respectively.

Note 11. Other Income and Deductions

                                                                            Quarter Ended           Six Months Ended
                                                                              June 30,                  June 30,
                                                                        ----------------------    ---------------------
                                                                          2002         2001        2002         2001
                                                                        ---------    ---------    --------    ---------
                                                                                    (Millions of Dollars)
Other Income
    Interest Income.............................................              $4          $12          $9          $28
    Gain on Disposition of Property.............................               1            -           1            2
    Change in Derivative Fair Value.............................               -            -           2            1
    Income from Minority Interests..............................               4            -           5            -
    Other                                                                      1            -           1            -
                                                                        ---------    ---------    --------    ---------
Total Other Income..............................................             $10          $12         $18          $31
                                                                        =========    =========    ========    =========

Other Deductions
    Donations...................................................              $-           $-          $-          $(1)
    Change in Derivative Fair Value.............................              (8)           -           -            -
    Other.......................................................              (1)          (1)         (1)          (1)
                                                                        ---------    ---------    --------    ---------
Total Other Deductions..........................................             $(9)         $(1)        $(1)         $(2)
                                                                        =========    =========    ========    =========

Note 12. Related Party Transactions

Loans to Texas Independent Energy, L.P. (TIE)

In April 1999, Global and its partner, Panda Energy International, Inc., established TIE, a 50/50 joint venture, to develop, construct, own, and operate electric generation facilities in Texas. As of June 30, 2002 and December 31, 2001, Global's investments in the TIE partnership included $75 million and $165 million, respectively, of loans that earn interest at an annual rate of 12% that are expected to be repaid over the next 10 years.

Loans to GWF Energy

Pending completion of project financing of the Henrietta and Tracy peaking plants discussed in Note 6. Commitments and Contingent Liabilities, Global has provided GWF Energy approximately $98 million of secured loans to finance the purchase of turbines. The turbine loans bear interest at rates ranging from 12% to 15% per annum and are payable in installments which began on May 31, 2002, with final maturity no later than December 31, 2002. Global has also provided GWF Energy $52 million of working capital loans as of June 30, 2002, to fund construction costs pending completion of project financing. Such loans bear interest at 20% per annum.

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002, affecting our consolidated financial condition and the results of operations. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Overview of the Quarter and Six Months Ended June 30, 2002

Net losses for the quarter ended June 30, 2002 were $264 million or $1.28 per share of common stock, based on 207 million average shares outstanding. Net losses for the six months ended June 30, 2002 were $204 million or $0.99 per share of common stock, based on 207 million average shares outstanding. These results include after-tax charges of $380 million or $1.84 per share and $531 million or $2.57 per share for the quarter and six months ended June 30, 2002, respectively, related to the asset impairment of investments in Argentina and losses from operations of those impaired assets, discontinued operations of Energy Technologies and a generating facility in India and goodwill impairment charges. For the six months ended June 30, 2002, as a result of adopting SFAS 142 on January 1, 2002, an after-tax impairment loss of $120 million or $0.58 per share was recognized, as of the date of adoption, as the cumulative effect of a change in accounting principle. The after-tax charges discussed above are summarized in the following table:

                                                                Quarter Ended               Six Months
                                                                June 30, 2002             Ended June 30, 2002
                                                           ------------------------     ------------------------
                                                             (Millions      EPS           (Millions      EPS
                                                           of Dollars)                  of Dollars)
                                                           ------------------------     ------------------------
Global
Argentina - EDEERSA and Assets Held for Sale to AES
               Write-down of Investment...............          $343      $1.66              $374      $1.81
               Goodwill impairment....................            --         --                36       0.18
                                                           ---------------------     ------------------------
      Total Argentina.................................           343       1.66               410       1.99
                                                           ---------------------     ------------------------
 India - Tanir Bavi
               Discontinued Operations................            12       0.06                 9       0.04
               Goodwill impairment....................            --         --                18       0.09
                                                           ---------------------     ------------------------
      Total Tanir Bavi................................            12       0.06                27       0.13
                                                           ---------------------     ------------------------
 Brazil - RGE
               Goodwill impairment....................            --         --                34       0.16
                                                           ---------------------     ------------------------
 SubTotal for Global..................................           355       1.72               471       2.28
                                                           ---------------------     ------------------------

Energy Technologies
               Discontinued Operations................            25       0.12                28       0.14
               Goodwill impairment....................            --         --                32       0.15
                                                           ---------------------     ------------------------
 SubTotal Energy Technologies.........................            25       0.12                60       0.29
                                                           ---------------------     ------------------------
       Total..........................................          $380      $1.84              $531      $2.57
                                                           =====================     ========================

For the quarter and six months ended June 30, 2002, excluding these charges, earnings were $116 million or $0.56 per share and $327 million or $1.58 per share. Comparable earnings for the quarter and six months ended June 30, 2001 were $151 million or $0.72 per share and $408 million or $1.96 per share, respectively. The decrease in earnings for the quarter and six months ended June 30, 2002, excluding these charges, as compared to the same periods in 2001 resulted primarily from unexpected losses in Resources' leveraged buyout portfolio, lower energy trading margins at Power, higher Operation and Maintenance and other expenses at Power and lower margins at PSE&G. These decreases were partially offset by higher BGS margins at Power and gains related to Global's withdrawal from its interest in the Eagle Point Cogeneration Partnership (Eagle Point).


                                                                            Earnings (Losses)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                     Six Months Ended
                                                               June 30,                            June 30,
                                                       ---------------------------        ---------------------------
                                                          2002            2001               2002            2001
                                                       -----------    ------------        -----------    ------------
                                                                          (Millions of Dollars)
Generation.......................................            $74             $83               $176            $155
Energy Trading...................................              9              21                 27              51
PSE&G............................................              7              31                 74             140
Resources .......................................             (5)             14                  9              17
Global (A).......................................           (309)              4               (321)             52
Energy Technologies..............................             --              (1)                (1)             (1)
Other (B)........................................             (3)             (1)               (11)             (6)
                                                       -----------    ------------        -----------    ------------
    (Loss) Income from Continuing Operations                (227)            151                (47)            408
Loss on Early Extinguishment of Debt.............             --              --                 --              (2)
Loss from Discontinued Operations, including
   Loss on Disposal..............................            (37)             (8)               (37)            (11)
Cumulative Effect of a Change in
    Accounting Principle (C).....................             --              --               (120)              9
                                                       -----------    ------------        -----------    ------------
Total PSEG ......................................           (264)            143               (204)            404
                                                       -----------    ------------        -----------    ------------
Total PSEG Excluding Charges (D).................           $116            $151               $327            $408
                                                       ===========    ============        ===========    ============

                                                          Contribution to Earnings Per Share (Basic and Diluted)
                                                       --------------------------------------------------------------
                                                             Quarter Ended                      Six Months Ended
                                                               June 30,                             June 30,
                                                       ---------------------------        ---------------------------
                                                          2002            2001               2002            2001
                                                       -----------    ------------        -----------    ------------
Generation.......................................          $0.36           $0.40              $0.85           $0.74
Energy Trading...................................           0.04            0.10               0.13            0.25
PSE&G............................................           0.03            0.15               0.36            0.67
Resources .......................................          (0.02)           0.07               0.04            0.08
Global (A).......................................          (1.49)           0.02              (1.55)           0.25
Energy Technologies..............................             --              --              (0.01)          (0.01)
Other (B)........................................          (0.02)          (0.02)             (0.05)          (0.02)
                                                       -----------    ------------        -----------    ------------
    (Loss) Income from Continuing Operations               (1.10)           0.72              (0.23)           1.96
Loss on Early Extinguishment of Debt.............             --              --                 --           (0.01)
Loss from Discontinued Operations, including
   Loss on Disposal..............................          (0.18)          (0.04)             (0.18)          (0.05)
Cumulative Effect of a Change in
    Accounting Principle (C).....................             --              --              (0.58)           0.04
                                                       -----------    ------------        -----------    ------------
Total PSEG.......................................          (1.28)           0.68              (0.99)           1.94
                                                       -----------    ------------        -----------    ------------
Total PSEG Excluding Charges (D).................          $0.56           $0.72              $1.58           $1.96
                                                       ===========    ============        ===========    ============

(A) Includes after-tax impairments and losses on operations of impaired assets of $343 million or $1.66 per share and $374 million or $1.81 per share for the quarter and six months ended June 30, 2002, respectively.

(B) Other activities include amounts applicable to PSEG (parent corporation), Energy Holdings and EGDC. Losses primarily result from after-tax effect of interest on certain financing transactions and certain other administrative and general expenses at parent companies.

(C) Relates to the adoption of SFAS 142 for 2002 and the adoption of SFAS 133 for 2001.

(D) Excludes after-tax charges previously presented in the summary table of $380 million or $1.84 per share and $531 million or $2.57 per share for the quarter and six months ended June 30, 2002, respectively.

Future Outlook

As a result of the lower than expected results in the second quarter of 2002, in conjunction with the effects of the warm weather on PSE&G's gas sales in the first quarter of 2002, we have revised our previous full year earnings-per-share projection of $3.90 to $4.10 downward by 5% to a range of $3.70 to $3.90, excluding the charges described above. For 2002, Power is expected to earn $460 million to $500 million, PSE&G is expected to earn $175 million to $185 million and Energy Holdings is expected to earn $145 million to $155 million, excluding the previously discussed charges.

Power is expected to be the primary factor in achieving our goals for the year. Power's successful participation as an indirect supplier of energy to New Jersey's utilities, including PSE&G, in New Jersey's recent basic generation service (BGS) auction is expected to have a meaningful effect on our earnings for the remainder of the year and should help to partially offset the lack of an earnings contribution from Argentina. Power surpassed its objective of securing contracts on more than 75% of its capacity with suppliers that won the right to serve New Jersey's utilities for a one-year period beginning August 1, 2002. At the same time, PSE&G was able to secure all of its power supply for the one-year period at competitive prices.

While Global realized substantial growth in 2001, significant challenges which began developing during the fourth quarter of 2001 have continued into 2002. These challenges include the Argentine economic, political and social crisis, the soft power market in Texas and California, recent developments in India and the worldwide economic downturn. As a result, Global has refocused its strategy from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets.

     Over the long term, we continue to target a 7% earnings per share growth rate. For 2003, we expect earnings per share to increase to a range of $4.00 to $4.20, driven by the assumptions that: Power will continue to benefit from its performance as a wholesale BGS provider with the new one year BGS contract beginning August 1, 2002 and next year's contract beginning August 1, 2003; PSE&G will have a successful outcome to its recently filed electric rate case seeking a $250 million increase in electric rates beginning in August
2003, and benefit from more normal weather; Global, with its major risks in Argentina and India behind it, significant cost-cutting measures in place and limited spending planned over the next 18 to 24 months, expects improvements in earnings through its focus on increasing the return on its existing assets; and Resources, with recent and planned investments and less exposure to its investment in the KKR leveraged buyout funds, expects to continue to be a steady contributor to earnings and cash flows.

Factors Affecting Future Outlook

As a result of more than 70% of our earnings coming from unregulated businesses, the continued changes in political, legislative, regulatory and economic conditions in the many countries in which we do business, the inherent price volatility of the commodities in our businesses, and many other factors, it is much more difficult to accurately forecast our future earnings. Some of the key sensitivities and risks of our businesses are discussed below.

Power's success as a wholesale BGS provider will depend, in part, on its ability to meet its obligations under its full requirements contracts with the BGS suppliers in a profitable manner. Power expects to accomplish this by producing energy from its own generation and/or energy purchases in the market. Power also enters into trading positions related to its generation assets and supply obligations. To the extent it does not hedge its obligations, whether long or short, Power will be subject to the risk of price fluctuations that could affect its future results, such as increases in the price of energy purchased to meet its supply obligations, the cost of fuel to generate electricity, the cost of congestion credits that Power needs to transmit electricity and other factors. In addition, Power is subject to the risk of subpar operating performance of its fossil and nuclear generating units. To the extent there are unexpected outages at Power's generating facilities, changes in environmental or nuclear regulations or other factors which impact the production of such units or the ability to generate and transmit electricity in a cost-effective manner, it may cost us more to produce electricity or we may be required to purchase higher cost energy to replace the energy we anticipated producing. These risks can be exacerbated by, among other things, changes in demand in electricity usage, such as those due to extreme weather and economic conditions.

Power's future revenue stream is also uncertain. Due to the timing of the New Jersey BGS auction process, the majority of Power's revenues for August 1, 2003 and thereafter cannot be accurately predicted. Also, certain of Power's new projects, such as our investments in the Lawrenceburg and Waterford projects in the Midwest and the plants we are acquiring from Wisvest in Connecticut, are also subject to the risk of changes in future energy prices as Power has not entered into forward sale contracts for the majority of their expected generation capacity. Also, since the majority of our generation facilities are concentrated in the Northeast region, changes in future energy supply and demand and energy-related prices in this region could materially affect our results. Also, changes in the rules and regulation of these markets by FERC, particularly changes in the ability to maintain market based rates, could have an adverse impact on our results. As a result of these variables and risks, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

In addition, our earnings projections assume that we will continue to use energy trading to optimize the value of our portfolio of generating assets and supply obligations. This will depend, in part, on our, as well as our counterparties', ability to maintain sufficient creditworthiness and to display a willingness to participate in energy trading activities at anticipated volumes. Potential changes in the mechanisms of conducting trading activity, such as the continued availability of energy trading exchanges, could positively or negatively affect trading volumes and liquidity in these energy trading markets compared to the assumptions of these factors embedded in our business plans. Recently, the energy trading markets have experienced a noticeable slowdown in the second quarter that has affected our second quarter results and our 2002 earnings projections. However, to date, the failure of certain internet-based energy trading exchanges has not had a significant impact on liquidity in energy trading markets where we conduct our business. As a result of these variables, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

PSE&G's success will be dependent, in part, on its ability to obtain a reasonable outcome, which cannot be assured, to its recently filed electric rate case as well as its ability to continue to recover the regulatory assets it has deferred and the investments it plans to make in its electric and gas transmission and distribution systems. As of June 30, 2002, as required by the Final Order, PSE&G has had rate reductions totaling 9% since August 1, 1999 and will have an additional 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31, 2003. This additional rate reduction reduces the MTC rate and will therefore reduce Power's revenues once effective.

Energy Holdings' success will be dependent, in part, on its ability to mitigate risks presented by its international strategy. The economic and political conditions in certain countries where Global has investments present risks that may be different than those found in the United States including: renegotiation or nullification of existing contracts, changes in law or tax policy, interruption of business, risks of nationalization, expropriation, war, and other factors. Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries in which Global has interests, economic and monetary conditions and other factors could affect Global's ability to convert its cash distributions to US Dollars or other freely convertible currencies, or to move funds offshore from such countries. Furthermore, the central bank of any such country may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors. Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, United States Dollars or a currency freely convertible into US Dollars, its ability to do so in all cases may be limited.

The international risks discussed above can potentially be magnified due to the volatility of foreign currencies. The foreign exchange rates of the Brazilian Real, Chilean Peso and Peruvian Sol have recently weakened due to various political and economic factors. This could result in comparatively lower contributions from our distribution investments in US Dollar terms. While we still expect Latin America to contribute significantly to our earnings in the future, the political and economic risks associated with this region could have a material adverse impact on our remaining investments in the region.

Certain of Global's projects are also subject to the risk of changing future energy prices, including its investment in two 1,000 MW facilities in Texas which have performed below expectations due to lower energy prices than we had anticipated, primarily resulting from the over-supply of energy in the Texas power market. Global expects this trend to continue until the 2004-2005 time frame when market prices are expected to increase, as older less efficient plants in the Texas power market are expected to be retired and the demand for electricity is expected to increase and has included these assumptions within its business plans. However, no assurances can be given as to the accuracy of these estimates and changes in these estimates could have a material impact on its forecasted results of operations, financial position, or net cash flows.

Energy Holdings, through Resources, also faces risks with regard to the creditworthiness of its counterparties, as well as the risk of a change in the current tax treatment of its investments in leveraged leases. The manifestation of either of these risks could cause a materially adverse effect on its strategy and its forecasted results of operations, financial position, or net cash flows. See Item 3. Qualitative and Quantitative Disclosures about Market Risk for further discussion.

In addition, we have exposure to the equity and debt markets through our substantial use of short-term financing, the effect of lower assumed rate of returns and lower fund balances on our pension and other postretirement benefit plan (OPEB) expenses, the potential impact to Resources' investment in the KKR leveraged buyout funds, and other equity and debt investments held by us. Also, increases in the cost of capital, which could result from market and lender concerns regarding us, our industry, the United States and international economic conditions and other factors, could make it more difficult for us to enter into profitable investments. We are also subject to credit risk, particularly within our unregulated businesses. See Item 3. Qualitative and Quantitative Disclosures about Market Risk for further discussion.

Results of Operations

Operating Revenues

Electric


Electric revenues decreased $7 million or 1% for the quarter ended June 30, 2002 from the comparable period in 2001. The decrease was primarily due to a decrease in our PSE&G segment revenues of $45 million primarily due to recovery of approximately $19 million of lost sales associated with DSM programs through the societal benefits charge (SBC). In addition, lower distribution sales volumes reduced revenues by approximately $6 million due primarily to our industrial customers and there was an approximate $12 million decrease in miscellaneous electric revenues primarily relating to replacement capacity charges (approximately $8 million) and fiber optics (approximately $2 million). There were also decreases in our Generation segment revenues of $23 million primarily related to a $9 million decrease in revenues from ancillary services and an $8 million decrease in Market Transition Charge (MTC) revenues relating to a 2% electric rate reduction that went into effect in August 2001. Partially offsetting these decreases was the inclusion of $61 million of revenues related to various majority-owned acquisitions and plants going into operation at our Global segment in the second quarter of 2001.

Electric revenues increased $39 million or 2% for the six months ended June 30, 2002 from the comparable period in 2001. The increase was primarily due to the inclusion of $132 million of revenues related to various majority-owned acquisitions and plants going into operation at our Global segment in the second quarter of 2001. Offsetting this increase were decreases at our PSE&G segment and Generation segment of approximately $54 million and $39 million, respectively. The decrease in our PSE&G segment revenue primarily related to $19 million lost revenue recovery discussed above, lower distribution sales volumes which reduced revenues by approximately $25 million due primarily to our industrial customers and an approximate $14 million decrease in miscellaneous electric revenues primarily relating to replacement capacity charges (approximately $9 million) and fiber optics (approximately $2 million). The decrease in our Generation segment revenue was primarily due to the effects of two 2% rate reductions that occurred in February 2001 and August 2001, which reduced revenues by approximately $36 million for the six months ended June 30, 2002 as compared to the same period in the prior year. These rate reductions reduce the MTC revenues that PSE&G remits to Power as part of its BGS contract.


Gas

Gas revenues decreased $42 million or 12% and $309 million or 22% for the quarter and for the six months ended June 30, 2002 from the comparable periods in 2001, respectively, primarily due to the effects decreased commodity rates (approximately $55 million and $270 million for the quarter and six months, respectively) offset by increased gas base rates (approximately $10 million and $36 million for the quarter and six months, respectively). In addition, the effects of warmer weather in the first quarter of 2002, as compared to the same period in 2001, decreased revenues for the six months ended June 30, 2002 by approximately $80 million.

Trading

Trading revenues decreased by $227 million or 40% and $389 million or 34% for the quarter and six months ended June 30, 2002 from the comparable periods in 2001, respectively, due to lower energy trading volumes, lower prices as compared to 2001, and sales on emission credits recorded in the first quarter of 2001. The majority of our trading gains have been realized, which has provided increased liquidity and cash flow. See Note 7. Financial Instruments, Energy Trading and Risk Management for further discussion.

Other

Other revenues increased $11 million or 13% and decreased $22 million or 10% for the quarter and six months ended June 30, 2002 from the comparable periods in 2001. The increase for the quarter was due to a $36 million increase in our Global segment, excluding the electric revenues discussed above, primarily from $39 million of gains from its withdrawal from Eagle Point. This increase was partially offset by a decrease of $26 million in revenues at Resources primarily relating to a net change of $32 million in the carrying value of publicly traded and non-publicly traded securities in a leveraged buyout fund which was partially offset by higher leveraged lease income from continued investments in such transactions.

     The decrease for the six months was primarily due to a $16 million decrease in revenues at our Global segment and a $6 million decrease in revenues at our Resources segment. The decrease at Global primarily relates to a net reduction of $22 million in revenues associated with certain partnership interests. The decrease at Resources related to a net change of $23 million in the carrying value of publicly traded and private securities in a certain leveraged buyout fund which was partially offset by $17 million of higher leveraged lease income from continued investments in such transactions.

Operating Expenses

Electric Energy Costs

Electric Energy Costs increased $13 million or 5% and $8 million or 2% for the quarter and six months ended June 30, 2002 from the comparable 2001 periods, respectively, primarily due to additional electric energy costs of $28 million and $58 million for the quarter and six months ended June 30, 2002, respectively, related to various majority-owned acquisitions and plants going into operation at our Global segment in the second quarter of 2001. In addition, outages at Hudson, Salem and Hope Creek generating stations precipitated the purchases of electricity on the open market to meet our generation needs. These increases were partially offset by the lower cost of fuel, particularly natural gas and the continued strong performance of our low-cost nuclear generating plants.

Gas Costs

Gas Costs decreased $60 million or 25% and $320 million or 31% for the quarter and six months ended June 30, 2002 from the comparable 2001 periods, respectively, primarily due to lower demand as a result of the warmer weather and decreased commodity rates (approximately $55 million and $270 million for the quarter and six months, respectively) that became effective in January 2002. In addition, lower demand due to warmer weather in the first quarter of 2002 as compared to the same period in 2001, decreased costs by approximately $40 million for the six months ended June 30, 2002.

Trading Costs

Trading Costs decreased $200 million or 37% and $343 million or 32% for the quarter and six months ended June 30, 2002 from the comparable 2001 periods, respectively, primarily due to lower trading volumes (see corresponding decreases in trading revenues). See Note 7. Financial Instruments, Energy Trading and Risk Management for further discussion.

Operations and Maintenance

Operations and Maintenance expense increased $10 million or 2% and $24 million or 3% for the quarter and six months ended June 30, 2002 from the comparable 2001 periods. The increase for the quarter and the six months was primarily due to additional expenditures related to plants going into operation at our Global segment.

Depreciation and Amortization

Depreciation and Amortization expense increased $16 million or 13% and $44 million or 19% for the quarter and six months ended June 30, 2002 from the comparable 2001 periods. The increase was primarily due to an increase in depreciable assets and a full periods' recognition of amortization of the regulatory asset recorded for PSE&G's stranded costs which commenced in February 2001, combined with an increase in gas depreciation expense recorded in accordance with PSE&G's increased gas base rates.

Interest Expense

     Interest Expense increased $19 million or 11% and $49 million or 14% for the quarter and six months ended June 30, 2002, respectively, from the comparable 2001 periods primarily due to increased long-term debt used to finance several investments made in 2001.

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

Depending on the particular company, external financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loan facilities, commercial paper and/or project financings. Some of these transactions involve special purpose entities (SPEs), formed in accordance with applicable tax, accounting and legal requirements in order to achieve specified beneficial financial advantages, such as favorable tax, legal liability or accounting treatment. All special purpose entities are consolidated in our Consolidated Financial Statements, except for certain subsidiaries that are less than majority owned by us and therefore are not permitted to be consolidated in our financial statements under generally accepted accounting principles.

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

Financing for Global's projects and investments is generally provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are typically secured by project and special purpose subsidiary assets and/or cash flows. Two of Power's projects currently under construction have similar financing. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by Global, Energy Holdings, and/or Power. Further, the consequences of permitting a project-level default include loss of any invested equity by the parent.

Over the next several years, we and our subsidiaries will be required to refinance maturing debt, and expect to incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

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

If such a default were to occur, lenders, or the debt holders under any of our or our subsidiaries' indentures, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated as a result of a cross-default. A declaration of cross-default could severely limit our liquidity and restrict our ability to meet our debt, capital and, in extreme cases, operational cash requirements. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. This would have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

In addition, our credit agreements and those of our subsidiaries generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's and, as may be relevant, our, Energy Holdings', Power's or PSE&G's business or financial condition. In the event that we or the lenders in any of our or our subsidiaries' credit agreements determine that a material adverse change has occurred, loan funds may not be advanced.

Some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given.

Our debt indentures and credit agreements and those of our subsidiaries do not contain any material "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. Also, in connection with its energy trading business, Power must meet certain credit quality standards as are required by counterparties. If Power loses its investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact the energy trading business. These same contracts provide reciprocal benefits to Power. Providing this credit support would increase our costs of doing business and limit our ability to successfully conduct our energy trading operations. In addition, our counterparties may require us to meet margin or other security requirements which may include cash payments. Global and Energy Holdings may have to provide collateral for certain of their equity commitments if Energy Holdings' ratings should fall below investment grade. Similarly, Power may also have to provide credit support for certain of its equity commitments if Power loses its investment grade rating.

Credit Ratings

The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of PSEG's, Energy Holdings', Power's and PSE&G's securities and serve to increase those companies' cost of capital.

                                      Moody's(1)    Standard & Poor's(1)(3)    Fitch(2)
                                      ----------    -----------------------    ---------
     PSEG:
       Preferred Securities              Baa3                  BB+             BBB
       Commercial Paper                  P2                    A2              Not Rated
     PSE&G:
       Mortgage Bonds                    A3                    A-              A
       Preferred Securities              Baa1                  BB+             A-
       Commercial Paper                  P2                    A2              F1
     Power:
       Senior Notes                      Baa1                  BBB             BBB+
     Energy Holdings:
       Senior Notes                      Baa3                  BBB-            BBB-
     PSEG Capital:
       Medium-Term Notes                 Baa2                  BBB-            Not Rated

(1) Recently affirmed in the second quarter of 2002 and noted an outlook of Stable.

(2) Recently affirmed in the second quarter of 2002 and noted an outlook of Stable, except for PSE&G Mortgage Bonds, which was noted as negative.

(3) Standard and Poor's has established an overall corporate credit rating of BBB for us and each of our subsidiaries listed above.

Short-Term Liquidity

We and our subsidiaries have revolving credit facilities to provide liquidity for our $1 billion commercial paper program and PSE&G's $400 million commercial paper program and for various funding purposes. The following table summarizes the various revolving credit facilities of PSEG, PSE&G and Energy Holdings as of June 30, 2002. Power has no such credit facilities and relies on PSEG for its short-term financing needs.

                                                 Expiration                Total                 Primary
 Company                                            Date                  Facility               Purpose
----------------------------------------     -------------------     -------------------     ---------------
                                                                      (Millions of Dollars)
 PSEG:
 ----
 364-day Credit Facility                         March 2003                 $620                CP Support
 364-day Bilateral Facility                      March 2003                  100                CP Support
 5-year Credit Facility                          March 2005                  280                CP Support
 5-year Credit Facility                         December 2002                150                 Funding
 Uncommitted Bilateral Agreement                     N/A                       *                 Funding

 PSE&G:
 -----
 364-day Credit Facility                          June 2003                  200                CP Support
 3-year Credit Facility                           June 2005                  200                CP Support
 Uncommitted Bilateral Agreement                     N/A                       *                 Funding

 Energy Holdings:
 ---------------
 364-day Credit Facility                          May 2003                   200                 Funding
 5-year Credit Facility                           May 2004                   495                 Funding
 Uncommitted Bilateral Agreement                     N/A                       *                 Funding

*    Availability varies based on market conditions.

As of June 30, 2002, our consolidated total short-term debt outstanding was $1.693 billion, including $744 million of commercial paper at PSEG, $279 million of non-recourse short-term financing at Global and $349 million and $321 million outstanding under credit facilities and through the uncommitted bilateral agreement at PSEG and Energy Holdings, respectively. In addition, we have a total of $1.415 billion of long-term debt due within one year, comprised of $973 million at PSE&G, including $127 million related to Transition Funding and $442 million at Energy Holdings.

In the ordinary course of business, we and our subsidiaries have financial commitments for debt maturities and general corporate purposes. On April 16, 2002, we filed a shelf registration statement on Form S-3 for the issuance of $1.5 billion of various debt and equity securities. The registration statement was declared effective by the Securities and Exchange Commission (SEC) on July 3, 2002. It is our intention to issue securities from this shelf registration before year-end. Due to our short-term liquidity needs and the timing of certain preferred equity, equity-linked and long-term debt issuances that we are contemplating, we currently have a significant reliance on short-term debt financing, including the commercial paper markets, to meet our financing needs.

PSEG

In 2002, we began issuing new shares under our Dividend Reinvestment and Employee Stock Purchase Plan (DRASPP), rather than purchasing them on the open market.

Dividend payments on Common Stock for the quarter and six months ended June 30, 2002 were $0.54 and $1.08 per share and totaled approximately $111 million and $223 million, respectively. Our dividend rate has remained constant since 1992 in order to retain additional capital for reinvestment and to reduce the payout ratio as earnings grow. Although we presently believe we will have adequate earnings and cash flow in the future from our subsidiaries to maintain common stock dividends at the current level, earnings and cash flows required to support the dividend will become more volatile as our business continues to change from one that was principally regulated to one that is principally competitive. Future dividends declared will necessarily be dependent upon our future earnings, cash flows, financial requirements, alternate investment opportunities and other factors. We may consider raising the dividend if our payout ratio declined to 50% and could be sustained at that level.

We have issued Deferrable Interest Subordinated Debentures in connection with the issuance of tax deductible preferred securities. If payments on these Deferrable Interest Subordinated Debentures are deferred, in accordance with their terms, we may not pay any dividends on its common stock until such payments become current. Currently, there has been no deferral or default.

Financial covenants contained in our credit facilities include the ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization. At the end of any quarterly financial period such ratio shall not be more than 0.70 to 1. As of June 30, 2002, the ratio of debt to capitalization was 0.682 to 1. This ratio can be maintained at this level for the remainder of the year, absent any preferred or common equity issuances. However, we currently plan to issue equity-linked securities before year-end, which will lower this ratio. Also, as part of our financial planning forecast, we perform stress tests on our financial covenants. These tests include a consideration of the impacts of potential asset impairments, foreign currency fluctuations and other items. Our current forecasts do not indicate that we will exceed the required ratio of debt to total capitalization in our credit facilities, even if we do not issue any preferred stock or equity-linked securities. However, no assurances can be given and, if an event of default were to occur, it could materially impact our results of operations, cash flow and financial position.

On May 21, 2002, $275 million of Floating Rate Notes matured.

PSE&G

Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1, and/or against retired Mortgage Bonds. At June 30, 2002, PSE&G's Mortgage coverage ratio was 3:1. As of June 30, 2002, the Mortgage would permit up to approximately $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements and $204 million against retired mortgage bonds. PSE&G will need to obtain BPU authorization to issue any financing necessary for its capital program, including refunding of maturing debt and opportunistic refinancing. PSE&G has authorization from the BPU to issue $1 billion of long-term debt through December 31, 2003 for the refunding of maturing debt and opportunistic refinancing of debt.

In December 2001, PSE&G filed a shelf registration statement on Form S-3 for the issuance of $1 billion of debt and tax deferred preferred securities, which was declared effective by the SEC in February 2002.

Since 1986, PSE&G has made regular cash payments to us in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $150 million and $112 million to us for the six months ended June 30, 2002 and 2001, respectively.

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

In June 2002, Power issued $600 million of 6.95% Senior Unsecured Notes due 2012. The proceeds were used to repay short-term funding from us, including amounts related to the Gas Contract Transfer from PSE&G in May 2002.

Energy Holdings

As of June 30, 2002, Energy Holdings had two separate senior revolving credit facilities with a syndicate of banks as discussed in the table above. The five-year facility permits up to $250 million of letters of credit to be issued of which $12 million are outstanding as of June 30, 2002.

Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from us to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, as at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital, which is supported by us. As of June 30, 2002, the latest 12 months CFADS coverage ratio was 4.8 and the ratio of recourse indebtedness to recourse capitalization was 0.50 to 1.0.

PSEG Capital has a $650 million Medium-Term Note program which provides for the private placement of Medium-Term Notes. This Medium-Term Note program is supported by a minimum net worth maintenance agreement between PSEG Capital and us which provides, among other things, that we (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. We will eliminate our support of PSEG Capital debt by the second quarter of 2003, as required by the Focused Audit. At June 30, 2002 and December 31, 2001, total debt outstanding under the Medium-Term Note program was $382 million and $480 million, respectively.

In June 2002, $98 million of PSEG Capital Corp. Medium-Term Notes matured. These Medium-Term Notes were refunded with proceeds from a private placement of $135 million which reopened the 8.625% Series of Energy Holdings Notes due February 2008.

In July 2002, an additional $100 million of PSEG Capital MTNs with an average borrowing rate of 6.95% matured. These MTNs were refunded with proceeds from borrowings under Energy Holdings bank facilities with current interest costs of approximately 2.7%.

Remaining maturities under the PSEG Capital Corp program are $30 million maturing in October 2002 and $252 million maturing in May 2003. These issues will be refunded with proceeds of borrowings at Energy Holdings and cash from operations.

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

                               2002         2003        2004         2005           2006
                             --------    ---------    ---------    ---------     ---------
                                                  (Millions of Dollars)
Power.....................   $   960     $    700     $   340      $   250       $   230
Energy Holdings...........       600          400         350          350           350
PSE&G.....................       485          440         440          450           465
                             --------    ---------    ---------    ---------     ---------
    Total.................   $ 2,045       $1,540     $ 1,130      $ 1,050       $ 1,045
                             ========    =========    =========    =========     =========

Approximately 90% of the forecasted expenditures related to Energy Holdings are discretionary. The majority of Energy Holdings forecasted capital expenditures relate to Resources, pursuant to the shift in Global's strategy to limit capital expenditures over the next 18 to 24 months to current contractual commitments and shift their focus to increasing the efficiency and returns of its existing assets.

For the six months ended June 30, 2002, we made net plant additions of $888 million. The majority of these additions, $496 million, primarily related to Power for developing the Lawrenceburg, Indiana, Waterford, Ohio and Bethlehem, NY (Albany) sites and adding capacity to the Bergen and Linden stations in New Jersey. In addition, PSE&G had net plant additions of $196 million related to improvements in its transmission and distribution system, gas system and common facilities. Also, Energy Holdings' subsidiaries made investments totaling approximately $359 million for the six months ended June 30, 2002, respectively. These investments include an approximate 50% interest of a coal-fired generation facility, currently under construction in Poland, and additional investments in existing generation and distribution facilities and projects by Global and investment in capital leases by Resources. Partially offsetting these investments was an $88 million loan repayment from TIE. For a discussion of the loans to TIE, see Note 12. Related Party Transactions. The $874 million of net plant additions and $359 million of investments were included in our forecasted expenditures for the year.

Accounting Matters

     For a discussion of EITF 02-3, SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters and Note 6. Commitments and Contingent Liabilities.

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

Accounting for the Effects of Regulation
----------------------------------------

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

     The MTC was authorized by the BPU as an opportunity to recover up to $540 million (net of tax) of our unsecuritized generation-related stranded costs on a net present value basis. As a result of the appellate reviews of the Final Order, PSE&G's securitization transaction was delayed until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC) which would have reduced the MTC. As a result, MTC was being recovered at a faster rate than intended under the Final Order and a significant overrecovery was probable. In order to properly recognize the recovery of the allowed unsecuritized stranded costs over the transition period, PSE&G recorded a regulatory liability and Power recorded a charge to net income of $88 million, pre-tax, or $52 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs from August 1, 1999 through September 30, 2000. PSE&G then began deferring a portion of these revenues each month to recognize the estimated collections in excess of the allowed unsecuritized stranded costs. As of June 30, 2002, this deferred amount was $185 million and is aggregated with the Societal Benefits Clause. After deferrals, pre-tax MTC revenues recognized were $220 million in 1999, $239 million in 2000, and $196 million in 2001.

The amortization of the Excess Depreciation Reserve is another significant regulatory liability affecting our earnings. As required by the BPU, PSE&G reduced its depreciation reserve for its electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. Through June 30, 2002, $324 million had been amortized and recorded as a reduction of depreciation expense pursuant to the Final Order, of which $74 million relates to 2002. The remaining $245 million will be amortized through July 31, 2003.

See Note 5. Regulatory Assets and Liabilities of Notes for further discussion of these and other regulatory issues.

Accounting, Valuation and Presentation of Our Energy Trading Business
---------------------------------------------------------------------

Accounting - We account for our energy trading business in accordance with the provisions of EITF 98-10, which requires that energy trading contracts be marked to market with gains and losses included in current earnings.

Valuation - Since the majority of our energy trading contracts have terms of less than two years, valuations for these contracts are readily obtainable from the market exchanges, such as PJM, and over the counter quotations. The valuations also include a credit reserve and a liquidity reserve, which is determined using financial quotation systems, monthly bid-ask prices and spread percentages. We have consistently applied this valuation methodology for each reporting period presented. The fair values of these contracts and a more detailed discussion of credit risk are reflected in Note 7. Financial Instruments, Energy Trading and Risk Management.

Presentation - EITF 99-19 provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgment, which depends on the relevant facts and circumstances. Based on the analysis and interpretation of EITF 99-19, we report all of the energy trading revenues and energy trading-related costs on a gross basis for physical bilateral energy and capacity sales and purchases. We report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission allowances on a net basis. One of the primary drivers of our determination that these contracts should be presented on a gross basis was that we retain counterparty risk. Beginning in the third quarter of 2002, we will report all energy trading revenues and energy trading costs on a net basis under EITF 02-3. For additional information, see
Note 2. Accounting Matters.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities
-----------------------------------------------------------------------

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

     Prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. Effective with the gas contract transfer on May 1, 2002, we also acquired all of the derivatives entered into by PSE&G. We account for these derivative instruments pertaining to residential customers in a similar manner as PSE&G did. Gains or losses from these derivatives will be recovered from PSE&G's customers. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133, where appropriate. Gains or losses on these derivatives will be deferred and reported as a component of OCI. The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings.


For additional information regarding Derivative Financial Instruments,  See Note
7. Financial Instruments, Energy Trading and Risk Management - Derivative Instruments and Hedging Activities of Notes.

SFAS 52 - Foreign Currency Translation
--------------------------------------

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

Accounting for the Effects of Goodwill
--------------------------------------

Our 2002 earnings have been materially impacted by the application of SFAS 142. This new standard, effective January 1, 2002, requires the existence of any goodwill impairment be disclosed in the second quarter and recorded by the fourth quarter of 2002, applied retroactively to the first quarter. The basic difference between previous accounting guidance and this new standard is that the new standard allows for certain valuation methodologies to test for impairment, including a discounted cash flow method, compared to an undiscounted cash flow method which was utilized under the previous standard. The new test must be completed using data as of January 1, 2002. Any amounts impaired using data as of that date will be recorded as a "Cumulative Effect of an Accounting Change". Any amounts impaired under the new test using data after the initial adoption date will be recorded in Operating Expenses. The discounted cash flow tests require broad assumptions and significant judgment to be exercised by management. This includes projections of future commodity prices, customer rates, customer demand, operating costs, rate relief from regulators, customer growth and many other items. While we believe that our assumptions are reasonable, actual results will likely differ from our projections.

We have finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of our goodwill. For further detail regarding the goodwill impairments noted above, see Note 2. Accounting Matters and Note 3. Asset Impairments.

Accounting for Long-Lived Assets

On January 1, 2002 we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). The impact of adopting SFAS 144 did not have an effect on our financial position and statement of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. A long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. For further detail on charges taken in the second quarter of 2002, see Note 3. Asset Impairments and Note 4. Discontinued Operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", "forecast","projections", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

o because a portion of our business is conducted outside the United States, adverse international developments could negatively impact our business;
o    credit, commodity, and financial market risks may have an adverse impact;
o energy obligations, available supply and trading risks may have an adverse impact;
o    the electric industry is undergoing substantial change;
o    generation operating performance may fall below projected levels;
o if our operating performance or cash flow from minority interests falls below projected levels, we may not be able to service our debt.
o    ability to obtain adequate and timely rate relief;
o we and our subsidiaries are subject to substantial competition from well capitalized participants in the worldwide energy markets;
o    our ability to service debt could be limited;
o power transmission facilities may impact our ability to deliver our output to customers;
o    regulatory issues significantly impact our operations;
o    environmental regulation significantly impacts our operations;
o we are subject to more stringent environmental regulation than many of our competitors;
o    insurance coverage may not be sufficient;
o    acquisition, construction and development may not be successful;
o changes in technology may make our power generation assets less competitive; and
o    recession, acts of war or terrorism could have an adverse impact.

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

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================
                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

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

We use a value-at-risk (VAR) model to assess the market risk of our commodity business. This model includes fixed price sales commitments (BGS contract), owned generation, native load requirements, physical contracts and financial derivative instruments. VAR represents the potential gains or losses for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. We estimate VAR using a model with historical volatilities and correlations.

Our Board of Directors has established a VAR Threshold of $75 million and the Risk Management Committee (RMC) has established an internal VAR threshold of $50 million and a trip limit of $40 million for Power. If the $50 million threshold was reached, the RMC would be notified and the portfolio would be closely monitored to reduce risk and potential adverse movements.

The measured VAR using a variance/co-variance model with a 95% confidence level and assuming a one-week time horizon as of June 30, 2002 was approximately $25 million, compared to the December 31, 2001 level of $18 million which was calculated using various controls and conservative assumptions, such as a 50% success rate in the BGS Auction.

Credit Risk

Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows. As of June 30, 2002 over 97% of the credit exposure (mark to market plus net receivables and payables) for Power's trading business was with investment grade counterparties. As of June 30, 2002, Power's trading business had over 80 active counterparties.

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

     Resources also has credit risk related to its investments in leveraged leases, which totaled approximately $1.6 billion, net of deferred taxes of $1.3 billion, as of June 30, 2002. These investments are significantly concentrated in the energy related industry and have some exposure to the airline industry. Although over 86% of its investments are with investment grade counterparties, recent events in the industry have pressured the credit ratings of several of the members of the industry, including certain of our counterparties in these leveraged lease investments. The largest non-investment grade leases in Resources' portfolio are with Dynegy Inc., whose credit rating was recently downgraded to below investment grade. As of June 30, 2002, the leases with Dynegy had a gross investment balance of approximately $161 million. In many of these investments, Resources has protected its equity investment by providing for the direct right to assume the debt obligation. Debt assumption would be at Resources' sole discretion, and normally only would occur if an appraisal of the leased property yielded a value that exceeds the present value of the debt outstanding. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the balance sheet instead of the net equity investment in the lease. In the events described above, the lease would essentially change from being classified as a capital lease to a conventional operating lease. As of June 30, 2002, Resources determined that the collectibility of the minimum lease payments under its leveraged lease investments is still reasonably predictable and therefore continues to account for these investments as leveraged leases.

Foreign Operations

As of June 30, 2002, Global and Resources had approximately $2.870 billion and $1.425 billion, respectively, of international assets. As of June 30, 2002, foreign assets represented 17% of our consolidated assets and the revenues related to those foreign assets contributed 6% to consolidated revenues for the quarter and six months ended June 30, 2002. For discussion of foreign currency risk and asset impairments related to our investments in Argentina, see Note 3. Asset Impairments, Note 6. Commitments and Contingent Liabilities and Note 7. Financial Instruments, Energy Trading and Risk Management,

================================================================================
                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
================================================================================

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of Public Service Enterprise Group Incorporated's (PSEG) 2001 Annual Report on Form 10-K and Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002, is updated below.

In addition, see information on the following proceedings at the pages indicated:

(1) March 31, 2002 Form 10-Q, Page 44. See Page 9. AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global, et al vs. The AES Corporation, et al.

(2)  Form 10-K Page 100. See Page 17. PSE&G's MGP Remediation Program.

(3)  Form  10-K  Page  100.   See  Pages  17.   Investigation   and   additional
     investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

(4) Form 10-K Page 102. See Page 21. Complaint filed with the FERC addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long Term Contracts to the California Department of Water Resources FERC Docket
     No.  EL02-60-000.  California  Electricity  Oversight  Board v.  Sellers of
     Energy  and  Capacity  Under   Long-Term   Contracts  with  the  California
     Department of Water Resources FERC Docket No. EL02-62-000.

(5) March 31, 2002 Form 10-Q, Page 44. See Page 54. Con Edison complaint filed against PSE&G at FERC pursuant to Section 206 of the Federal Power Act. Docket No. EL02-23-000.

(6) Form 10-K, Pages 26 and 27. See Page 54. DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.

(7)  Form  10-K,  pages 26 and 27.  See Page 55.  DOE  Overcharges,  Docket  No.
     01-592C.

(8)  New  Matter.  See Page 55.  PSE&G  electric  rate case  filed with the BPU.

(9)  New Matter.  See Page 56. FERC Order related to PJM  Restructuring.

(10) Form 10-K, page 33. In July 2002, the New Jersey Supreme Court upheld the decision of the Appellate Division of the New Jersey Superior Court which had unanimously affirmed a lower court's order granting summary judgment in the shareholder derivative litigation, Docket No. C-68-96.

                            ITEM 5. OTHER INFORMATION

Certain information reported under PSEG's 2001 Annual Report on Form 10-K and Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 is updated below. References are to the related pages on the Form 10-K and Form 10-Q/A as printed and distributed.

Affiliate Standards

Form 10-K, page 15. On February 8, 2002 and March 27, 2002, the BPU issued orders adopting the Competitive Service Audit reports on the state's electric and gas utilities. The audit report generally concluded that PSE&G was in compliance with the BPU's affiliate standards, and the BPU ordered implementation of 24 of the auditor's recommendations, to which PSE&G did not specifically object. On July 1, 2002, PSE&G filed its Affiliate Standards compliance plan in accord with the BPU's regulations. Also in July 2002, the BPU commenced its next regular audit of the state's electric and gas utilities' competitive activities. The audit is expected to continue through the Spring of 2003.

Gas Contract Transfer

Form 10-K, page 16. On August 11, 2000, PSE&G filed a gas merchant restructuring plan with the BPU. The BPU approved an amended stipulation, which authorized the transfer of PSE&G's gas supply business, including its interstate capacity, storage and gas supply contracts to ER&T which will, under a requirements contract, provide gas supply to PSE&G to serve its Basic Gas Supply Service
(BGSS) customers. On April 17, 2002, the BPU issued the final order approving the transfer of PSE&G's gas supply business, including its interstate capacity, storage and gas supply contracts to ER&T. ER&T entered into a BGSS contract with PSE&G as required under the above BPU order. The transfer took place on May 1, 2002 at the book value of approximately $183 million. The initial term of the contract ends on March 31, 2004 and PSE&G has the option to extend the term for an additional three years. Under this agreement, ER&T will provide the full requirements needed by PSE&G to render service under its BGSS tariff rate schedules.

     On May 1, 2002, the New Jersey Ratepayer Advocate filed a motion for reconsideration of the BPU's approval of the transfer. PSE&G has opposed this motion. This matter is currently pending before the BPU.

The gas contract transfer is expected to reduce volatility in PSE&G's cash flows; however, ER&T will bear the increased commodity risk. Gas residential commodity costs are currently recovered through PSE&G's adjustment clauses that are periodically trued-up to actual costs and reset. Effective with the gas contract transfer, PSE&G pays ER&T for gas provided to PSE&G for its gas distribution customers. Industrial and commercial BGSS customers will be priced under PSE&G's Market Priced Gas Service (MPGS). Residential BGSS customers will remain under current pricing until April 1, 2004, after which, subject to further BPU approval those residential gas customers would also move to MPGS service.

Nuclear Fuel Disposal

Form 10-K, page 26. Under the NWPA, the DOE was required to begin taking possession of all spent nuclear fuel generated by our nuclear units for disposal by no later than 1998. DOE construction of a permanent disposal facility has not begun and DOE has announced that it does not expect a facility to be available earlier than 2010.

In February 2002, President Bush announced that Yucca Mountain in Nevada would be the permanent disposal facility for nuclear wastes. On July 9, 2002 Congress affirmed the President's decision. The DOE must still license and construct the facility. No assurances can be given regarding the final outcome of this matter.

Con Edison Complaint

     March 31, 2002 Form 10-Q, Page 44. On November 15, 2001, Consolidated Edison, Inc. (Con Edison) filed a complaint against PSE&G at FERC pursuant to
Section 206 of the Federal Power Act asserting that PSE&G had breached agreements covering 1,000 MW of transmission by curtailing service and failing to maintain sufficient system capacity to satisfy all of its service obligations. PSE&G denied the allegations set forth in the complaint. While finding that Con Edison's presentation of evidence failed to demonstrate several of the allegations in April 2002, FERC found sufficient reason to set the complaint for hearing. An initial decision issued by an administrative law judge in April 2002 upheld PSE&G's claim that the contracts do not require the provision of "firm" transmission service to Con Edison but also accepted Con Edison's contentions that PSE&G was obligated to provide service to Con Edison utilizing all the facilities comprising its electrical system including generation facilities and that PSE&G was financially responsible for above-market generation costs needed to effectuate the desired power flows. Under FERC procedures, an administrative law judge initial decision is not binding unless and until its findings have been approved by FERC. PSE&G filed a brief taking exception to the adverse findings of the April 25, 2002. A FERC decision concerning the findings of the April 25, 2002 was expected on July 31, 2002. Settlement discussions between the companies with respect to this matter have been on-going and, on July 17, 2002, representatives of the companies met for settlement discussions mediated by a FERC administrative law judge. Based on progress made at these discussions, Con Edison sought to extend the date for the issuance of the FERC decision addressing the April 25, 2002 initial decision and to extend the date for the commencement of a hearing with respect to issues in the case not addressed by the April 25, 2002 initial decision. At present, in the event the dispute is not settled, the FERC decision is expected on September 11, 2002 and the hearing before the administrative law judge will commence in October 2002. The findings in the April 25, 2002 initial decision notwithstanding, PSE&G believes it has complied with the terms of the Agreements and will vigorously defend its position. The nature and cost of any remedy, which is expected to be prospective only, cannot be predicted. Further, even in the event settlement is reached with Con Edison, PSE&G could still be required to bear substantial levels of additional costs.

Electric Base Rate Case

New Matter. On May 24, 2002, PSE&G filed an electric rate case with the BPU. In this filing, PSE&G requested an annual $250 million rate increase for our electric distribution business. The proposed rate increase includes $187 million of increased revenues relating to a $1.7 billion increase in PSE&G's rate base, which is primarily due to the investment that PSE&G has made in its electric distribution facilities since the last rate case in 1992; $18 million in higher depreciation rates and $45 million to recover various other expenses, such as wages, fringe benefits, and the need to enhance the security and reliability of the electric distribution system. The requested increase proposes a return on equity of 11.75% for our electric distribution business.

Assuming current cost levels and a normal business environment, the proposed rate increase would significantly impact our earnings and operating cash flows. The non-depreciation portion of the rate increase ($232 million) would have a positive effect our earnings and operating cash flows. The depreciation portion of the rate increase ($18 million) would have no impact on our earnings, as the increased operating cash flows would be offset by higher depreciation charges.

In accordance with BPU'S Final Order, which implemented parts of New Jersey's Electric Discount and Competition Act, PSE&G was required to reduce electric rates in four steps totaling 13.9% during the four year transition period. The last step, a 4.9% decrease, will take effect August 1, 2002. If approved, the proposed rate increase would be effective August 1, 2003, the end of the transition period. While the proposed rate increase would increase electric distribution rates by 12.8% from the July 31, 2003 level, rates would remain 2.6% lower than the levels in April 1999, when the BPU issued its Final Order. We cannot predict the outcome of these rate proceedings at the current time.

NUG Contract Amendments

New Matter. On June 5, 2002, PSE&G amended its NUG contract with El Paso Merchant Energy. Under federal law, PSE&G and other utilities were required to enter into long-term NUG contracts with cogeneration facilities. PSE&G sells the electricity it purchases under these contracts to Power at the Locational Marginal Price (LMP) in the Pennyslvania-New Jersey-Maryland Power Pool (PJM). Any difference between the amounts it pays under the NUG Contracts and the amount it recovers through the Non-Utility Generation Transition Charge (NTC) and sales at LMP are deferred as a regulatory asset or liability. Under the amended contract, PSE&G received $102 million in return for allowing El Paso Merchant Energy to provide electric energy and capacity from the open market, in addition to their existing plant. This amount will be passed back to customers through the NTC and was recorded as a regulatory liability.

Uranium Enrichment Decontamination and Decommissioning Fund

Form 10-K, page 27. In accordance with the EPAct, domestic entities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. Along with other nuclear generator owners, PSEG filed suit in the U.S. Court of Claims and in the U.S. District Court, Southern District of New York to recover these costs. In July 2002, PSEG withdrew from this lawsuit without prejudice, due to an unfavorable decision against another nuclear generator owner in the lawsuit.

FERC Order related to PJM Restructuring

New Matter: Atlantic City Electric Co., et al. v. Federal Energy Regulatory Commission. On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of PSE&G and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator. The Court agreed with PSE&G's position and ruled that FERC lacks authority to require the utility owners to give up their statutory rights under Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design. The court further noted that FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed. Further, as to PSE&G's situation, FERC could not accomplish a generic existing precedent, it was first necessary to make a particularized finding with respect to the public interest, which was not done here. This decision could be subject to an appeal to the United States Supreme Court by the respondents, including the FERC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number         Document
     --------------         --------
     12                     Computation of Ratios of Earnings to Fixed Charges

(B)  Reports on Form 8-K and Form 8-K/A:

     Date of Report     Form         Items Reported
     --------------    --------      --------------
     April 26, 2002     8-K           Items 5 and 7
     July 11, 2002      8-K           Items 5 and 7
     July 17, 2002      8-K           Items 5 and 7
     July 29, 2002      8-K/A         Items 5 and 7

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