Form 10-Q
period 2002-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2002-11-04
CIK 788784

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _________

Commission         Registrant, State of Incorporation,          I.R.S. Employer
File Number          Address, and Telephone Number            Identification No.
--------------------------------------------------------------------------------

 001-09120             PUBLIC SERVICE ENTERPRISE                  22-2625848
                          GROUP INCORPORATED
                      (A New Jersey Corporation)
                           80 Park Plaza
                           P.O. Box 1171
                    Newark, New Jersey 07101-1171
                           973-430-7000
                        http://www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 30, 2002, Public Service Enterprise Group Incorporated had outstanding 207,313,548 shares of its sole class of Common Stock, without par value.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  1

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                34

Item 3. Qualitative and Quantitative Disclosures About Market Risk           54

Item 4. Controls and Procedures                                              56

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    56

Item 5. Other Information                                                    58

Item 6. Exhibits and Reports on Form 8-K                                     60

Signature                                                                    61

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Millions, except for Share Data)
                                   (Unaudited)

                                                      For the Three Months Ended  For the Nine Months Ended
                                                             September 30,            September 30,
                                                      --------------------------  -------------------------
                                                          2002           2001         2002          2001
                                                      -----------    -----------  ----------    -----------
OPERATING REVENUES                                      $   2,327    $   1,616    $   5,690    $   5,317

OPERATING EXPENSES
   Energy Costs                                             1,154          564        2,345        2,066
   Operation and Maintenance                                  448          450        1,365        1,352
   Write-off of Argentine Investments                          --           --          506           --
   Depreciation and Amortization                              167          152          434          373
   Taxes Other Than Income Taxes                               31           23           97           92
                                                        ---------    ---------    ---------    ---------
       Total Operating Expenses                             1,800        1,189        4,747        3,883
                                                        ---------    ---------    ---------    ---------
OPERATING INCOME                                              527          427          943        1,434
Foreign Currency Transaction Loss                              (2)          --          (71)          --
Other Income                                                   21           12           38           42
Other Deductions                                               --           (5)          (1)          (9)
Interest Expense                                             (201)        (192)        (588)        (530)
Preferred Securities Dividend Requirements                    (14)         (18)         (42)         (62)
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES, DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                331          224          279          875
Income Taxes                                                 (124)         (49)        (118)        (291)
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                          207          175          161          584
DISCONTINUED OPERATIONS
    Loss from Discontinued Operations, net of tax
    (including Loss on Disposal net of tax)                    (3)          (3)         (41)         (17)
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                204          172          120          567
Cumulative Effect of a Change in Accounting
Principle, net of  tax                                         --           --         (120)           9
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $     204    $     172    $      --    $     576
                                                        =========    =========    =========    =========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING (000's)                             206,782      208,496      206,552      208,564
                                                        =========    =========    =========    =========
EARNINGS PER SHARE (BASIC AND DILUTED):
INCOME BEFORE DISCONTINUED OPERATIONS AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE   $    1.00    $    0.84    $    0.78    $    2.80
Loss from Discontinued Operations, net of tax
   (including Loss on Disposal, net of tax)                 (0.01)       (0.02)       (0.20)       (0.08)
Cumulative Effect of a Change in Accounting
   Principle, net of tax                                       --           --        (0.58)        0.04
                                                        ---------    ---------    ---------    ---------
NET INCOME                                              $    0.99    $    0.82    $      --    $    2.76
                                                        =========    =========    =========    =========
DIVIDENDS PAID PER SHARE OF COMMON STOCK                $    0.54    $    0.54    $    1.62    $    1.62
                                                        =========    =========    =========    =========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Millions)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2002           2001
                                                     -------------  ------------
CURRENT ASSETS
   Cash and Cash Equivalents                           $    147        $    167
   Accounts Receivable:
     Customer Accounts Receivable                           631             686
     Other Accounts Receivable                              421             324
     Allowance for Doubtful Accounts                        (31)            (43)
   Unbilled Electric and Gas Revenues                       160             291
   Fuel                                                     471             494
   Materials and Supplies, net of
     valuation reserves - 2002, $2; 2001, $11               202             186
   Prepayments                                              143              74
   Energy Trading Contracts                                 717             419
   Restricted Cash                                           14              12
   Assets Held for Sale                                      22             422
   Notes Receivable                                         108              --
   Current Assets of Discontinued Operations                358             483
   Other                                                     48              25
                                                       --------        --------
       Total Current Assets                               3,411           3,540
                                                       --------        --------
PROPERTY, PLANT AND EQUIPMENT
   Generation                                             5,646           4,690
   Transmission and Distribution                          9,409           9,500
   Other                                                    647             466
                                                       --------        --------
       Total                                             15,702          14,656
   Accumulated Depreciation and Amortization             (5,107)         (4,789)
                                                       --------        --------
       Net Property, Plant and Equipment                 10,595           9,867
                                                       --------        --------
NONCURRENT ASSETS
   Regulatory Assets                                      5,049           5,247
   Long-Term Investments, net of accumulated
     amortization and Valuation
     allowances -- 2002, $19; 2001, $30                   4,926           4,811
   Nuclear Decommissioning Trust Fund                       768             817
   Other Special Funds                                      403             222
   Goodwill                                                 464             569
   Energy Trading Contracts                                  46              46
   Other                                                    292             311
                                                       --------        --------
       Total Noncurrent Assets                           11,948          12,023
                                                       --------        --------
TOTAL ASSETS                                           $ 25,954        $ 25,430
                                                       ========        ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                                   (Millions)
                                  (Unaudited)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                    $    742      $  1,185
   Commercial Paper and Loans                               1,657         1,338
   Accounts Payable                                           731           691
   Energy Trading Contracts                                   665           561
   Accrued Taxes                                               92           243
Current Liabilities of Discontinued
  Operations                                                  280           251
   Other                                                      727           535
                                                         --------      --------
       Total Current Liabilities                            4,894         4,804
                                                         --------      --------
NONCURRENT LIABILITIES
   Deferred Income Taxes and
     Investment Tax Credit (ITC)                            3,089         3,205
   Nuclear Decommissioning                                    768           817
   Other Postemployment Benefit
     (OPEB) Costs                                             493           476
   Regulatory Liabilities                                     363           373
   Cost of Removal                                            142           146
   Environmental                                              140           140
   Energy Trading Contracts                                    42            54
   Other                                                      489           327
                                                         --------      --------
       Total Noncurrent Liabilities                         5,526         5,538
                                                         --------      --------
COMMITMENTS AND CONTINGENT
  LIABILITIES (See Note 6)

CAPITALIZATION
   Long-Term Debt                                           6,902         6,437
   Securitization Debt                                      2,259         2,351
   Project Level, Non-Recourse Debt                         1,481         1,403
                                                         --------      --------
       Total Long-Term Debt                                10,642        10,191
                                                         --------      --------
   SUBSIDIARIES' PREFERRED SECURITIES
     Preferred Stock Without
       Mandatory Redemption                                    80            80
     Participating Equity Preference
       Securities                                             460            --
     Guaranteed Preferred Beneficial
       Interest in Subordinated Debentures                    680           680
                                                         --------      --------
       Total Subsidiaries' Preferred
         Securities                                         1,220           760
                                                         --------      --------
   COMMON STOCKHOLDERS' EQUITY
      Common Stock, issued: 2002-233,432,138
        shares, 2001-231,957,608
     Shares; authorized: 2002 and
       2001-500,000,000; outstanding:                       3,590         3,599
       2002-207,313,548, 2001-205,839,018
     Treasury Stock, at cost: 2002 and
       2001-26,118,590 shares                                (981)         (981)
     Retained Earnings                                      1,477         1,809
     Accumulated Other Comprehensive Loss                    (414)         (290)
                                                         --------      --------
       Total Common Stockholders' Equity                    3,672         4,137
                                                         --------      --------
         Total Capitalization                              15,534        15,088
                                                         --------      --------
TOTAL LIABILITIES AND CAPITALIZATION                     $ 25,954      $ 25,430
                                                         ========      ========

See Notes to Consolidated Financial Statements.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $     --      $    576
   Adjustments to reconcile net income
     to net cash flows from operating
     activities:
   Write-off of Argentine Investments                         506            --
   Loss on Disposal of Discontinued
     Operations, net of tax                                    34            --
   Cumulative Effect of a Change in
     Accounting Principle, net of tax                         120            (9)
   Depreciation and Amortization                              434           373
   Amortization of Nuclear Fuel                                68            76
   Provision for Deferred Income Taxes
     (Other than Leases) and ITC                             (197)          (43)
   Non-Cash Benefit Plan Charges                              143           139
   Leveraged Lease Income, Adjusted
     for Rents Received                                        72            56
   Undistributed Earnings from Affiliates                     (43)          (60)
   Foreign Currency Transaction
     Loss (Gain)                                               71            --
   Unrealized (Gains) Losses on Energy
     Contracts and Other Derivatives                          (65)            5
   Over Recovery of Electric Energy Costs
     (BGS and NTC) and MTC                                     64            47
   Under Recovery of Gas Costs                                (66)         (145)
   Other Non-Cash Charges (Credits)                            46           (13)
   Net Change in Certain Current Assets
     and Liabilities                                           (6)          (62)
   Benefit Plan Funding and
     Related Payments                                        (296)         (155)
   Proceeds from the Withdrawal of
     Partnership Interests and
     Investment Distributions                                  52           142
   Other                                                      (79)           23
                                                         --------      --------
Net Cash Provided By Operating Activities                     858           950
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and
     Equipment                                             (1,310)       (1,678)
   Investments in Joint Ventures, Partnerships
     and Capital Leases                                      (272)         (567)
   Proceeds from the Sale of Investments and
     Return of Capital from Partnerships                      123             4
   Contributions to Nuclear Decommissioning
     Trust Fund                                               (25)          (22)
   Acquisitions, Net of Cash Provided                         (16)         (532)
   Other                                                       44           (94)
                                                         --------      --------
     Net Cash Used in Investing Activities                 (1,456)       (2,889)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                              310        (2,021)
   Issuance of Long-Term Debt                               1,228         6,161
   Issuance of Participating Units                            460            --
   Issuance of Common Stock                                    57            --
   Deferred Issuance Costs                                    (21)         (240)
   Redemptions of Long-Term Debt                           (1,124)         (913)
   Redemption of Preferred Securities                          --          (448)
   Cash Dividends Paid on Common Stock                       (334)         (337)
   Other                                                        4             7
                                                         --------      --------
     Net Cash Provided By Financing Activities                580         2,209
                                                         --------      --------
Effect of Exchange Rate on Cash                                (2)           (1)
                                                         --------      --------
Net Change in Cash and Cash Equivalents                       (20)          269
Cash and Cash Equivalents at Beginning
  of Period                                                   167           102
                                                         --------      --------
Cash and Cash Equivalents at End of Period               $    147      $    371
                                                         ========      ========
Income Taxes Paid                                        $    188      $    131
Interest Paid                                            $    499      $    556
Non-Cash Investing and Financing Activities
   Fair Value of Property, Plant and
     Equipment Acquired                                  $     34      $    628
   Debt Assumed from Companies Acquired                  $     --      $    221
   Reduction in Equity and Increase in Debt
     from Issuance of Participating Units                $     54      $     --

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "PSEG," "we," "us" or "our" herein means Public Service Enterprise Group Incorporated and its consolidated subsidiaries. We are a New Jersey corporation that is an exempt public utility holding company which has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings Inc. (Energy Holdings) and PSEG Services Corporation (Services).

PSE&G is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to Power in August 2000 and its gas supply portfolio in May 2002, PSE&G continues to own and operate its transmission and distribution business.

Power is an independent wholesale energy supply company that has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear) which owns and operates nuclear generating stations, PSEG Fossil LLC (Fossil), which develops, owns and operates domestic fossil generating stations and PSEG Energy Resources & Trade LLC (ER&T). We also have a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for its subsidiaries.

Energy Holdings has three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), a developer and operator of domestic and international electric generation stations and distribution companies, PSEG Resources Inc. (Resources), which makes passive investments primarily in energy industry leveraged leases and PSEG Energy Technologies Inc. (Energy Technologies). See
Note 4. Discontinued Operations for a discussion of Energy Technologies. Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital) and is also the parent of Enterprise Group Development Corporation (EGDC) a commercial real estate property management business from which Energy Holdings is conducting a controlled exit. For a discussion of the formation of PSEG Energy Holdings L.L.C. and PSEG Resources L.L.C. as the successors to Energy Holdings and Resources, respectively, see Note 13. Subsequent Events.

Services provides management and administrative services to us and our subsidiaries. These include accounting, legal, communications, human resources, information technology, treasury and financial, investor relations, stockholder services, real estate, insurance, risk management, tax, library and information services, security, corporate secretarial and certain planning, budgeting and forecasting services. Services charges us and our subsidiaries for work performed and services provided by it.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in our 2001 Annual Report on Form 10-K and our Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

The unaudited financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Several factors impacting us in the quarter ended September 30, 2002 also impact the presentation of our financial statements presented herein. In the third quarter, we adopted Emerging Issues Task Force Issue No. 02-3, which requires that we report energy trading revenues and energy trading costs on a net basis. See Note 2. Recent Accounting Pronouncements. In addition, as a result of these and other changes in our business, we also reevaluated our segment presentation and have determined that Power operates in one integrated business segment. See
Note 9. Financial Information By Business Segment.

Under the Basic Generation Service (BGS) contract, which terminated on July 31, 2002, Power sold energy directly to PSE&G which in turn sold this energy to its customers. These revenues were properly recognized on each company's stand-alone financial statements and were eliminated when preparing our consolidated financial statements. For the new BGS contract period beginning August 1, 2002, Power sells energy to third party suppliers and other load serving entities
(LSEs) and PSE&G purchases the energy for its customers' needs from third party suppliers. Due to this change in the BGS model, these revenues and expenses are no longer intercompany revenues and expenses and are no longer eliminated in consolidation.

Note 2. Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

On January 1, 2002, we adopted SFAS 142. Under this standard, we were required to complete an impairment analysis of goodwill during 2002 and record any required impairment retroactive to the first quarter. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. The effect of no longer amortizing goodwill on an annual basis was not material to our financial position and results of operations upon adoption. Under SFAS 142, we had a transitional period of six months from the date of adoption to complete our goodwill impairment testing, which was completed as of June 30, 2002. We evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests which require broad assumptions and significant judgment to be exercised by management. As a result, in the second quarter of 2002 we recorded after-tax charges to reflect the goodwill impairment of $120 million, retroactive to January 1, 2002, and such amount has been recognized as a Cumulative Effect of a Change in Accounting Principle in accordance with the new standard. See Goodwill Impairment Analysis in Note 3. Asset Impairments for further details. In future periods, any goodwill
impairments   will  be  recorded  as  a  component  of  income  from  continuing operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144)

On January 1, 2002 we adopted SFAS 144. On adoption, SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Also under SFAS 144, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred. Under SFAS 144, discontinued operations are measured at fair value, less costs to sell. For additional information see Note 3. Asset Impairments and Note 4. Discontinued Operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143. Under SFAS 143, the fair value of a liability for an asset retirement obligation
(ARO) is required to be recorded in the period in which it is incurred with an offsetting amount recorded as an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In August 2002, PSE&G filed a petition requesting clarification from the New Jersey Board of Public Utilities (BPU) regarding the future cost responsibility for nuclear decommissioning and whether, as a matter of law and policy: (a) PSE&G's customers will continue to pay for such costs through the Societal Benefits Clause (SBC); or (b) such customer responsibility will terminate at the end of the four-year transition period on July 31, 2003. The outcome of this petition will affect the treatment of the liability recorded for Power's nuclear decommissioning obligation. We cannot predict the outcome of this matter.

Upon adoption of the standard, we will be required to adjust our Nuclear Decommissioning Liability ($768 million, pre-tax as of September 30, 2002) to reflect the present value of our expected asset retirement obligation which we believe is substantially lower than the recorded amount of our liability. If the BPU determines that PSE&G's customers continue to pay for these costs, then the difference between the recorded amount of the liability and the liability calculated under the new ARO standard will be deferred on the balance sheet. If the BPU determines that such customer responsibility terminates at the end of the transition period, then the difference between the recorded amount of our liability and the liability calculated under the new ARO standard will be recorded as a one-time benefit as a Cumulative Effect of a Change in Accounting Principle. The impact of adopting SFAS 143 is still being determined, and is likely to be a material benefit to our results of operations and our financial position by reducing our liability and increasing shareholders' equity.

In conjunction with the implementation of SFAS 143, we may change our method of accounting for Cost of Removal for our Fossil Stations, which would substantially reduce the Cost of Removal Liability that we have recorded for our Fossil stations, $142 million, pre-tax as of September 30, 2002. We currently believe that we will have no material legal retirement obligation under the new standard for our Fossil stations, therefore the amount of that liability at the time we adopt SFAS 143 will reverse into income.

Although the impact of this standard on future expenses is still being determined, our present analyses indicate that ongoing depreciation and operating expense (to accrete from the ARO liability, which is recorded at its present value, to the ultimate liability) will approximate our current expected expense levels over our five year planning horizon, and therefore would have a minimal impact on earnings. However, under current GAAP we could experience significant volatility in earnings since the Nuclear Decommissioning Trust Fund's assets would be required to be marked to market with unrealized gains and losses recognized in Other Comprehensive Income (OCI) and realized gains and losses recognized through earnings. Previously, these gains and losses were offset by changes in the Nuclear Decommissioning Liability with no effect on earnings. We are currently considering various methods to mitigate this volatility, including multiple financial products, although no assurances can be given.

SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145)

During the third quarter of 2002, we adopted SFAS 145. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," (SFAS 4) and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" (SFAS 64). SFAS 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated, and if material, classified as an extraordinary item. Since the issuance of SFAS 4, the use of debt extinguishments has become part of the risk management strategy of many companies, representing a type of debt extinguishment that does not meet the criteria for classification as an extraordinary item. Based on this trend, the FASB issued this rescission of SFAS 4 and SFAS 64. Accordingly, under SFAS 145, we now record these gains and losses in Other Income and Other Deductions, respectively. We recorded pre-tax gains of $4 million ($3 million after-tax) from the early retirement of debt as a component of Other Income for the quarter and nine months ended September

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

30, 2002. Also, we reclassified a pre-tax loss of $3 million ($2 million after-tax) from the early retirement of debt to a component of Other Deductions for the nine months ended September 30, 2001 in accordance with SFAS 145.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146)

In June 2002, the FASB issued SFAS 146 which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002 in accordance with the effective date of the standard.

Emerging Issues Task Force (EITF) Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3)

In June 2002, the EITF addressed certain issues related to energy trading activities, including gross versus net presentation in the statement of operations and additional disclosure requirements for energy trading activities. The EITF determined that gains and losses on energy trading contracts should be shown net in the statement of operations. This change is applicable to financial statements for periods ending after July 15, 2002 and requires that prior periods be restated for comparability.

Pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), we had been recording our trading revenues and trading related costs on a gross basis for physical energy and capacity sales and purchases. In accordance with EITF 02-3, beginning in the third quarter of 2002, we started reporting energy trading revenues and energy trading costs on a net basis and have reclassified prior periods to conform with this net presentation. As a result, both trading revenues and trading costs were reduced by approximately $748 million and $636 million for the quarters ended September 30, 2002 and 2001, respectively and $1.5 billion and $1.7 billion for the nine month periods ended September 30, 2002 and 2001, respectively. This change in presentation did not have an effect on trading margins, net income or cash flows.

In October 2002, the EITF reached a final consensus regarding the accounting for contracts involved in energy trading and risk management activities. Management does not yet know the impact of adopting this consensus on January 1, 2003.

Note 3.  Asset Impairments

As of December 31, 2001, Energy Holdings' aggregate investment exposure in Argentina was $632 million, including certain loss contingencies. These investments included a 90% owned distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA); minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP); and two generating companies, Central Termica San Nicolas
(CTSN), and Parana which are under contract for sale to certain subsidiaries of The AES Corporation (AES). In June 2002, Energy Holdings determined that the carrying value of its Argentine investments was impaired. The combination of the year-to-date operating losses, goodwill impairment at EDEERSA, write-down of $506 million for all Argentine assets, and certain loss contingencies resulted in a pre-tax charge to earnings of $632 million ($410 million after-tax) for the nine months ended September 30, 2002. In connection with the write-down of Energy Holding's Argentine assets, we recorded a deferred tax asset of $222 million. We believe that we will have sufficient future capital gains to realize

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

this deferred tax asset. For a discussion of certain contingencies related to our Argentine investments, see Note 6. Commitments and Contingent Liabilities.

The tables below provide pre-tax and after-tax impacts of the various impairment charges, results of operations and accruals of loss contingencies recorded with respect to Energy Holdings' investments in Argentina for the three and nine month periods ended September 30, 2002 and September 30, 2001.

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                          2002       2001        2002      2001
                                        -------    -------     -------   -------
                                                      (Millions)
                                                       (Pre-Tax)
(Losses) Earnings Before
  Local Taxes-EDEERSA ................     $ --     $   6      $ (59)     $  11
Write-down of EDEERSA ................       --        --        (94)        --
Write-down of Assets Held for
  Sale to AES ........................       --        --       (412)        --
Loss Contingencies and Other .........       --        --        (11)        --
Goodwill Impairment-EDEERSA ..........       --        --        (56)        --
                                           ----     -----      -----      -----
     Total ...........................     $ --     $   6      $(632)     $  11
                                           ----     -----      -----      -----

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                          2002       2001        2002      2001
                                        -------    -------     -------   -------
                                                      (Millions)
                                                      (After-Tax)
(Losses) Earnings-EDEERSA ............     $ --     $   3      $ (40)     $   6
Write-down of EDEERSA ................       --        --        (61)        --
Write-down of Assets Held
  for Sale to AES ....................       --        --       (268)        --
Loss Contingencies and Other .........       --        --         (5)        --
Goodwill Impairment-EDEERSA ..........       --        --        (36)        --
                                           ----     -----      -----     ------
     Total ...........................     $ --     $   3      $(410)     $   6
                                           ----     -----      -----     ------

EDEERSA

Given the year-to-date and projected operating losses at EDEERSA and the continued economic uncertainty in Argentina, Energy Holdings determined that it was necessary to test these assets for impairment. Such impairment analysis was completed as of June 30, 2002. As a result of this analysis, Energy Holdings determined that these assets were completely impaired under SFAS 144. Energy Holdings recorded total charges and losses of $213 million, pre-tax, related to this investment for the nine months ended September 30, 2002. These pre-tax charges consisted of goodwill impairment charges of $56 million, nine month operating losses of $59 million, of which $45 million was recorded in the first quarter of 2002, a complete asset impairment of $94 million pursuant to our SFAS 144 impairment analysis and loss contingencies and other items of $4 million. The total after-tax charges and losses related to this investment were $139 million for the nine months ended September 30, 2002.

In addition, Energy Holdings has developed an exit strategy to dispose of its equity interest in EDEERSA. This exit is expected to be complete by June 30, 2003 and Energy Holdings intends to operate EDEERSA while carrying out its exit plans. However, due to uncertainties related to the timing and method of disposal of the investment in EDEERSA, the impairment charges and results of EDEERSA's operations will not be reported as a discontinued operation until EDEERSA has been disposed of or a sale is probable. Global is currently in discussions with potential acquirers of EDEERSA. During the second quarter of 2002, EDEERSA defaulted on its debt, which is nonrecourse to Global, Energy Holdings and us.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

As of January 1, 2002, goodwill related to Energy Holdings' investment in EDEERSA was approximately $56 million and was included in Energy Holdings' previously disclosed investment exposure. As part of the adoption of SFAS 142, Energy Holdings has determined that this goodwill was impaired and all of the goodwill has been written-down as a cumulative effect of a change in accounting principle as of January 1, 2002 and is reflected in our Consolidated Statement of Operations for the nine months ended September 30, 2002. See below, Goodwill Impairment Analysis, for a further discussion of our goodwill analysis.

Energy Holdings' share of the (Losses) Earnings for EDEERSA are included in our Consolidated Statement of Operations as indicated in the following table:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                            2002    2001         2002     2001*
                                          --------------------------------------
                                                        (Millions)
Operating Revenues .....................   $ 10    $ 23          $ 29     $ 28
Operating Expenses .....................      8      21            22       21
                                           ----    ----          ----     ----
Operating Income .......................      2       2             7        7
Other Losses - Foreign Currency
  Transaction Loss                           --      --           (68)      --
Minority Interest and Other ............     (2)      4             2        4
                                           ----    ----          ----     ----
  (Loss) Earnings before Taxes .........   $ --    $  6          $(59)    $ 11
                                           ====    ====          ====     ====

      * Operating results for EDEERSA included $5 million of revenues recorded in accordance with the equity method of accounting for the six months ended June 30, 2001.

Stock Purchase Agreement

On August 24, 2001, Global entered into a Stock Purchase Agreement with AES to sell its minority interests in EDEN, EDES, EDELAP, CTSN and Parana, to certain subsidiaries of AES. In connection with the terms of the Stock Purchase Agreement, Global has accrued interest and other receivables of $17 million through February 6, 2002, which are direct obligations of AES and represent the total remaining exposure associated with these investments on our Consolidated Balance Sheets. On February 6, 2002, AES notified Global that it was terminating the Stock Purchase Agreement. In the Notice of Termination, AES alleged that a Political Risk Event, within the meaning of the Stock Purchase Agreement, had occurred by virtue of certain decrees of the Government of Argentina, thereby giving AES the right to terminate the Stock Purchase Agreement. Global filed suit in New York State Supreme Court for New York County against AES to enforce its rights under the Stock Purchase Agreement. A settlement was reached in October 2002 between the parties under which Global will transfer its shares of EDEN, EDES, EDELAP, Parana and CTSN to AES. AES has paid Global $15 million, plus interest under the settlement and has issued notes that would yield an additional $15 million when the notes mature on various dates ending July 2003. The litigation is stayed pending AES performance of settlement obligations.

Since AES disputed its obligation to close and Global could not predict the outcome of the litigation, Global determined it was necessary to test these assets for impairment. As a result of this analysis, it was determined that these assets were fully impaired and we recorded a write-down in the amount of $412 million (pre-tax) ($268 million after-tax) and loss contingencies and other items of $7 million (pre-tax) ($4 million after-tax) for the nine months ended September 30, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Goodwill Impairment Analysis

In the second quarter of 2002, we finalized our evaluation of the effect of SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments is $120 million, net of tax of $66 million and was comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), a Brazilian distribution company of which Global owns 32%, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi Power Company Private Ltd. (Tanir Bavi), a generating facility in India 74% owned by Global. All of the goodwill related to these companies, other than RGE, was fully impaired. As noted above, this impairment charge has been recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle and is reflected in Consolidated Statement of Operations for the nine months ended September 30, 2002. The $53 million of goodwill at Energy Technologies and the $27 million of goodwill at Tanir Bavi, as of December 31, 2001 have been reclassified into Current Assets of Discontinued Operations on our Consolidated Balance Sheets. For further detail regarding the goodwill impairments at Energy Technologies and Tanir Bavi, see Note 4. Discontinued Operations.

As of September 30, 2002, the remaining carrying value of goodwill was $464 million, of which $434 million was recorded in connection with Global's acquisitions of Sociedad Austral de Electricidad S.A. (SAESA) and Empresa de Electricidad de los Andes S.A. (Electroandes) in Chile and Peru in August and December of 2001, respectively. For the year ended December 31, 2001, the amortization expense related to goodwill was $3 million.

As of September 30, 2002, our pro-rata share of the remaining goodwill included in equity method investees totaled $271 million. In accordance with generally accepted accounting principles, such goodwill is not consolidated on our balance sheet. Our share of the amortization expense related to such goodwill was $8 million for the year-ended December 31, 2001.

As of September 30, 2002 and December 31, 2001, our goodwill and pro-rata share of goodwill in consolidated equity method projects was as follows:

                                                               As of
                                                     September 30,  December 31,
                                                         2002          2001
                                                     ---------------------------
Global                                                       (Millions)
   SAESA(1) ........................................   $ 289            $ 315
   EDEERSA(2) ......................................      --               63
   Electroandes(3) .................................     145              164
   Elektrocieplownia Chorzow Sp
     Z o.o. (ELCHO) ................................       6                6
   Skawina CHP Plant (Skawina) .....................       3               --
                                                       -----            -----
         Total Global ..............................     443              548
Power - Albany Steam Station .......................      21               21
                                                       -----            -----
         Total Consolidated Goodwill ...............     464              569
                                                       -----            -----
Global
   RGE (4) .........................................      56              142
   Chilquinta Energia Finance Co. L.L.C
     (Chilquinta) (5) ..............................     156              174
   Luz del Sur S.A.A ...............................      34               34
   Kalaeloa ........................................      25               25
                                                       -----            -----
     Pro-Rata Share of Equity
       Investment Goodwill .........................     271              375
                                                       -----            -----
         Total Goodwill ............................   $ 735            $ 944
                                                       =====            =====

(1) The decrease at SAESA relates to final purchase price adjustments that resulted in higher value allocated to deferred tax assets.

(2) The decrease at EDEERSA relates to an impairment of $56 million under SFAS 142 and to purchase price adjustments of $7 million made subsequent to December 31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

      (3) The decrease at Electroandes relates to purchase price adjustments made subsequent to December 31, 2001 which resulted in higher value allocated to Property, Plant and Equipment.

      (4) The decrease at RGE relates to an impairment under SFAS 142 totaling $50 million and the devaluation of the Brazilian Real amounting to $36 million.

      (5) The decrease at Chilquinta relates to the devaluation of the Chilean Peso.

Note 4. Discontinued Operations

Energy Technologies' Investments

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) and mechanical operating companies and an asset management group which includes various Demand Side Management (DSM) investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

During the second quarter of 2002, Energy Holdings completed its impairment testing of all recorded goodwill in accordance with guidance set forth in SFAS 142 including the goodwill associated with the 11 HVAC/mechanical operating companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill associated with the HVAC/mechanical companies was impaired, which resulted in a $32 million (after-tax) charge (net of $21 million in taxes). In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle and reflected in our results of operations for the nine months ended September 30, 2002.

In June 2002, Energy Holdings adopted a plan to sell its interests in the HVAC/mechanical operating companies. The sale of these companies is expected to be completed by June 30, 2003. We have retained the services of an investment-banking firm to market these companies to interested parties. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

In the second quarter of 2002, Energy Holdings initiated a process for the sale of Energy Technologies' DSM investments, which we had expected to sell by June 30, 2003. Based on our assessments, we believe the fair market value of these assets approximates their carrying value as of September 30, 2002 and no reduction in the carrying amount is indicated. For the period ended June 30, 2002, Energy Technologies' DSM investments were classified as a component of discontinued operations. In the third quarter of 2002, Energy Holdings decided to continue to own the DSM investments. For the period ended September 30, 2002, all DSM investments were reclassified from discontinued operations to continuing operations and the consolidated statements for all periods presented have been restated to reflect this reclassification.

In addition to the goodwill impairment, Energy Holdings has further reduced the carrying value of the investments in the 11 HVAC/mechanical operating companies to their fair value less costs to sell, and recorded a loss on disposal for the six months ended June 30, 2002 of $20 million, net of $11 million in taxes. As of September 30, 2002, the carrying value of the HVAC/mechanical operating companies approximates the fair value and accordingly no additional reduction in the carrying value was required for the three months ended September 30, 2002. Energy Holdings' remaining investment position in Energy Technologies is approximately $110 million, of which approximately $32 million relates to deferred tax assets from discontinued operations, for which no valuation allowance is deemed necessary. Excluding the deferred tax assets from discontinued operations, approximately $40 million of our remaining investment balance relates to the asset management group. Although we believe that we will be able to sell the HVAC/mechanical companies, we can give no assurances that we will be able to realize their total carrying values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Operating results of Energy Technologies' HVAC/mechanical operating companies, less certain allocated costs from Energy Holdings, have been reclassified into discontinued operations in our Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter and nine months ended September 30, 2002, yielded additional losses of $3 million (after-tax) and $12 million (after-tax), respectively, and are disclosed below:

                                     Quarter Ended    Nine Months Ended
                                     September 30,     September 30,
                                    ---------------  -------------------
                                     2002     2001    2002         2001
                                    ------   ------  ------       ------
                                               (Millions)

Operating Revenues ..........       $ 107    $ 127    $ 292      $ 328
Pre-Tax Operating Loss ......          (5)      (5)     (18)       (25)
Loss Before Income Taxes ....          (5)      (6)     (19)       (29)

The carrying amounts of the assets and liabilities of Energy Technologies' HVAC/mechanical operating companies, as of September 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, on our Consolidated Balance Sheets and are summarized in the following table:

                                                   September 30,  December 31,
                                                       2002           2001
                                                   -------------  ------------
                                                            (Millions)
Current Assets .....................................    $  94          $ 152
Net Property, Plant and Equipment ..................       16              8
Noncurrent Assets ..................................       14             70
                                                        -----          -----
  Total Assets .....................................    $ 124          $ 230
                                                        =====          =====
Current Liabilities ................................    $  84          $  76
Noncurrent Liabilities .............................        3              2
Long-Term Debt .....................................        5              1
                                                        -----          -----
  Total Liabilities ................................    $  92          $  79
                                                        =====          =====

Tanir Bavi

At September 30, 2002, Global owned a 74% interest in Tanir Bavi Power Company Private Ltd. (Tanir Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. A plan to exit Tanir Bavi was adopted in June 2002. Global signed an agreement in August 2002 under which an affiliate of its partner in this venture, GMR Vasavi Group, a local Indian company, purchased Global's majority interest in Tanir Bavi. The sale was completed in October 2002. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. In the second quarter of 2002, we reduced the carrying value of Tanir Bavi to the contracted sales price of $45 million and recorded a loss on disposal of $14 million (after-tax). The operating results of Tanir Bavi for the six months ended June 30, 2002 yielded income of $5 million (after-tax).

For information  regarding goodwill  impairment  associated with Tanir Bavi, see
Note 2. Recent Accounting Pronouncements and Note 3. Asset Impairments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

The carrying amounts of the assets and liabilities of Tanir Bavi, as of September 30, 2002 and December 31, 2001, have been reclassified into Current Assets of Discontinued Operations and Current Liabilities of Discontinued Operations, respectively, in our Consolidated Balance Sheets. The carrying amounts of the major classes of assets and liabilities of Tanir Bavi, as of September 30, 2002 and December 31, 2001, are summarized in the following tables:

                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
                                                             (Millions)
Current Assets .....................................    $  34          $  36
Net Property, Plant and Equipment ..................      183            190
Noncurrent Assets ..................................       17             27
                                                        -----          -----
    TOTAL ASSETS ...................................    $ 234          $ 253
                                                        =====          =====
Current Liabilities ................................       52             45
Noncurrent Liabilities .............................       19             19
Long-Term Debt .....................................      117            108
                                                        -----          -----
    TOTAL LIABILITIES ..............................    $ 188          $ 172
                                                        =====          =====

Note 5. Regulatory Assets and Liabilities

At September 30, 2002 and December 31, 2001, respectively, PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance
Sheets:

                                                    ----------------------------
                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
                                                            (Millions)
Regulatory Assets
Stranded Costs To Be Recovered ....................   $ 3,936          $ 4,105
SFAS 109 Income Taxes .............................       318              302
Other Postretirement Benefit
  Plan (OPEB) Costs ...............................       198              212
Societal Benefits Charges (SBC) ...................        --                4
Manufactured Gas Plant
  Remediation Costs ...............................        87               87
Unamortized Loss on Reacquired
  Debt and Debt Expense ...........................        88               92
Under Recovered Gas Costs .........................       182              120
Unrealized Losses on Gas Contracts ................        --              137
Unrealized Losses on Interest Rate Swap ...........        65               18
Repair Allowance Taxes ............................        93               84
Decontamination and Decommissioning Costs .........        25               25
Plant and Regulatory Study Costs ..................        27               31
Regulatory Restructuring Costs ....................        27               27
Other .............................................         3                3
                                                      -------          -------
      Total Regulatory Assets .....................   $ 5,049          $ 5,247
                                                      =======          =======
Regulatory Liabilities
Excess Depreciation Reserve .......................   $   208          $   319
Over Recovered Electric Energy
  Costs (BGS and NTC) .............................        96               48
SBC ...............................................        47               --
Other .............................................        12                6
                                                      -------          -------
      Total Regulatory Liabilities ................   $   363          $   373
                                                      =======          =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Note 6. Commitments and Contingent Liabilities

We, our consolidated subsidiaries and our equity method investees are involved in various legal actions arising in the normal course of business. We do not expect that there will be a material adverse effect on our financial condition, results of operations and net cash flows as a result of these proceedings, although no assurances can be given.

Guaranteed Obligations

Power

Power has guaranteed payment of obligations incurred under energy trading contracts of its subsidiary, ER&T, with various counterparties up to established dollar limits. The established dollar limits of those guarantees on behalf of counterparties totaled approximately $1 billion at September 30, 2002. In addition, Power has guaranteed payment of all amounts owed to PJM by ER&T without a stated dollar limit. The outstanding amount of exposure under those guarantees totaled $166 million as of September 30, 2002 representing the amount payable under these contracts and the net amount by which open contracts are below market.

As of September 30, 2002, letters of credit issued by Power were outstanding in the amount of approximately $73 million in support of various contractual obligations of its subsidiaries.

In addition, certain International Swap Dealer Agreements (ISDA) and other supply contracts contain margin requirements that, as of September 30, 2002, could require Power to post collateral of approximately $270 million if our credit ratings are downgraded below investment grade.

Energy Holdings

Energy Holdings and/or Global have guaranteed certain obligations of Global's subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects in an aggregate amount of approximately $244 million as of September 30, 2002. The guarantees consist of a $61 million equity commitment for ELCHO in Poland, $55 million of support for Skawina in Poland, $56 million of various guarantees for Dhofar Power Company in Oman, a $25 million guarantee related to bond payment obligations of Chilquinta Energia Finance Co. LLC in connection with electric distribution companies in Chile and Peru and various other guarantees comprising the remaining $47 million. A substantial portion of such guarantees is cancelled upon successful completion, performance and/or refinancing of construction debt with non-recourse project debt. Any downward revision in the current ratings of Energy Holdings' Senior Notes would require the issuance of letters of credit to replace the existing guarantee of $61 million for ELCHO and $25 million for Chilquinta.


In the normal course of business, Energy Technologies secures construction obligations with performance bonds issued by insurance companies. In the event that Energy Technologies' tangible equity falls below $100 million, Energy Holdings would be required to provide additional support for the performance bonds. Tangible equity is defined as net equity less goodwill. As of September 30, 2002, Energy Technologies' tangible equity was $105 million. Energy Holdings is in the process of negotiating alternate support arrangements with bond issuers, including an indemnification agreement, which is likely to be executed in the near future. As of September 30, 2002, Energy Technologies had $220 million of such bonds outstanding, of which $46 million was at risk in ongoing construction projects. Energy Holdings expects to reduce this amount over time as part of its exit from this business. The performance bonds are not included in the $244 million of guaranteed obligations, discussed above. No assurances can be given that Energy Holdings will be successful in extinguishing these obligations.

SAESA has guaranteed its share of a $35 million debt obligation for a 50% owned affiliate in Argentina, Edersa. This obligation was recorded on our Consolidated Balance Sheets as it was considered in the valuation of SAESA at the date of purchase in August 2001. Global may be required to make a $35 million equity contribution to SAESA to repay the obligation. Since this obligation has been previously recorded, there will be no impact to our Consolidated Statement of Operations if the transaction is funded. For further discussion of this loan, see Energy Holdings - Global - Chile.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Defaults in non-recourse project finance debt agreements do not cross-default to any of our or Energy Holdings' other credit agreements. In June 2002, the Administrative Agent for the EDELAP project loan notified Global that the loan was in default and Global paid $2 million in sponsor guarantees that were due. This amount is included in the $632 million of Argentine investment exposure that was impaired and recorded in the Consolidated Statement of Operations. The Parana project loan is in default. Although a waiver has been negotiated, it expired in May 2002 and lenders have taken no further action. See Note 3. Asset Impairments.

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

At September 30, 2002 and December 31, 2001, PSE&G's estimated liability for remediation costs through 2004 aggregated $87 million. Expenditures beyond 2004 cannot be reasonably estimated.

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a stretch of the Passaic River in the area of Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River "facility."

In a separate matter, we and certain of our predecessors conducted industrial operations at properties within the Passaic River facility. The operations included one operating electric generating station, one former generating station, and four former MGPs. Our costs to clean up former MGPs are recoverable from utility customers under the SBC. We have contracted to sell the site of the former generating site, contingent upon approval by state regulatory agencies, to a third party that would release and indemnify us for claims arising out of the site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to this matter, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

In January 2002, Power reached an agreement with the state and the federal government to resolve allegations of noncompliance with federal and state NSR regulations. Under that agreement, Power will install advanced air pollution controls over 12 years that are expected to significantly reduce emissions of nitrogen oxides (NOx), sulfur dioxide (SO2) particulate matter, and mercury from its Hudson and Mercer coal burning units. The estimated cost of the program is $355 million and such costs, when incurred, will be capitalized as plant additions.

Power

New Generation and Development

Power has revised its schedules for completion of several of its projects under development to provide better sequencing of its construction program with anticipated market demand. This delay will allow Power to conserve capital in 2003 and allow it to take advantage of the expected recovery of the electric markets and their need for capacity in 2005.

PSEG Power New York Inc., an indirect, wholly-owned subsidiary of Power, is developing the Bethlehem Energy Center, a 763 MW combined-cycle power plant that will replace the 380 MW Albany, NY Steam Station. Total costs for this project are expected to be approximately $465 million with expenditures to date of approximately $114 million. Construction began in 2002 with the expected completion date in 2005, at which time the existing station will be retired.

Power is constructing a 1,218 MW combined cycle generation plant at Linden, New Jersey with costs estimated at approximately $694 million and expenditures to date of approximately $520 million. Completion is expected in 2005, at which time 451 MW of existing generating capacity will be retired.

Power is constructing through indirect, wholly-owned subsidiaries, two natural gas-fired combined cycle electric generation plants in Waterford, Ohio (821 MW) and Lawrenceburg, Indiana (1,096 MW) at an estimated aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1.1 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse bank financing. As of September 30, 2002, approximately $247 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities. The agreement may expire if the current financing is repaid within five years. Additional equity contributions may be required by Power to the project company if the purchase price of electricity under this contract, which will be determined prior to commercial operations, results in revenues that are less than the required payments under the bank financing. Based on current market prices, it is anticipated that additional equity contributions will be required. The Waterford facility is currently scheduled to achieve commercial operation in June 2003. The Lawrenceburg facility is currently scheduled to achieve commercial operation in December 2003.

Power has entered into an agreement to purchase Wisvest-Connecticut LLC, which holds two electric generating stations in Connecticut, at a cost of $220 million. The agreement also calls for purchase price adjustments of up to $20 million for various expenditures made prior to closing, as well as closing adjustments for fuel and inventory. The coal, oil, and gas-fired plants have a total capacity of 1,019 MW. The transaction is subject to various Federal approvals. The transfer of the two stations triggered the Connecticut Transfer Act, which requires the commencement of any necessary remedial activities within three years of the transfer of the property. While the cost to comply with the Transfer Act to clean up former petroleum coke operations at one of the stations is still unknown, estimated costs are between $10 million and $20 million. No assurances can be given as to the ultimate remediation costs at these facilities, however they could be material. Power expects to close on this acquisition in the fourth quarter of 2002, subsequent to Federal Energy Regulatory Commission (FERC) approval and Power's performance based testing of the units.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Power also has contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station Units 1 and 2 and to purchase upgraded turbines and to purchase a power uprate for Hope Creek Generating Station to increase its generating capacity. The contracts are subject to nuclear regulatory approval and are currently scheduled to be completed by 2004 for Salem Unit 1 and Hope Creek and 2006 for Salem Unit 2. Power's aggregate estimated costs for these projects are $210 million.

Power has commitments to purchase gas turbines and/or other services to meet its current plans to develop additional generating capacity. The aggregate amount due under these commitments is approximately $480 million, approximately $370 million of which is included in estimated costs for the projects discussed above. The approximate $110 million remaining relates to obligations to purchase hardware and services that have not been designated to any specific projects. If Power does not contract to satisfy its commitment relating to the $110 million in obligations by July 2003, it will be subject to penalties of up to $24 million.

Minimum Fuel Purchase Requirements

Power has several long-term purchase contracts with uranium suppliers, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek. Power's remaining minimum purchase requirement for 2002 under these contracts is approximately $20 million. On average, Power has various multi-year requirements-based purchase commitments that total approximately $100 million per year to meet Salem-Hope Creek fuel needs. Power has been advised by Exelon that it has similar purchase contracts to satisfy the fuel requirements of Peach Bottom.

Power uses coal for its fossil fueled electric generation stations. Power purchases coal through various contracts and in the spot market. The total minimum purchase requirements included in these contracts amount to approximately $72 million through 2003.

Nuclear Fuel Disposal

Under the Nuclear Waste Policy Act of 1982 (NWPA), as amended, the Federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of the spent fuel. To pay for this service, the nuclear plant owners were required to contribute to a Nuclear Waste Fund at a rate of one mil per kWh of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. These costs were being recovered through the BGS contract through July 2002. Payments made to the United States Department of Energy (DOE) for disposal costs are based on nuclear generation and are included in Energy Costs in the Consolidated Statements of Operations.

Under the NWPA, the DOE was required to begin taking possession of the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility to be available earlier than 2010. Exelon has advised us that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement allows Exelon to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred due to the DOE's delay. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility would be eligible for this reduction in future DOE fees. Under this agreement, our portion of Peach Bottom's Nuclear Waste Fund fees have been reduced by approximately $18 million through August 2002 at which point the credits were fully utilized and covered the cost of Exelon's storage facility. For additional information, see Note 2. Recent Accounting Pronouncements.

In 2000, a group of eight utilities filed a petition against DOE in the U.S. Court of Appeals for the Eleventh Circuit, seeking to set aside the receipt of credits by Exelon out of the Nuclear Waste Fund as stipulated in the Peach Bottom agreement. On September 24, 2002 the U.S. Court of Appeals for the Eleventh Circuit, issued an opinion upholding the challenge by the petitioners regarding the settlement agreement's compensation provisions. Under the terms of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

the agreement, DOE and Exelon Generation are required to meet and discuss alternative funding sources for the settlement credits. The agreement provides that if such negotiations are unsuccessful, the agreement will be null and void. Any payments required by Power resulting from a disallowance of the previously reduced fees would be included in Energy Costs in the Consolidated Statements of Operations.

In February 2002, President Bush announced that Yucca Mountain in Nevada would be the permanent disposal facility for nuclear wastes. On April 8, 2002, the Governor of Nevada submitted his veto to the sitting decision. On July 9, 2002, Congress affirmed the President's decision. The DOE must still license and construct the facility. No assurances can be given as to the final outcome of this matter.

Energy Holdings

Global

      Argentina

Global has certain obligations that are likely to occur if certain projects in Argentina continue to default on their debt and performance obligations. The estimated amount to cover this exposure is $7 million and has been recorded as a component of general and administrative operating expenses.

Under certain circumstances, Global could be obligated to settle its share (approximately $26 million) of a project loan for EDELAP should it or the majority owner of the project, take certain actions including forcing or permitting certain loan parties to declare bankruptcy. In addition, the guarantee can be triggered by transferring the shares of certain loan parties without lender consent. Breach of this transfer covenant can be cured by delivering certain pledge agreements relating to the ownership of loan parties to the lenders. Global could also be liable for any incremental direct damages arising from the breach of these covenants. Given the likely cure of any breach by the project sponsors, such a contingent obligation has a low probability of being triggered, and therefore no provision has been made in our Consolidated Financial Statements.

      California

In May 2001, GWF Energy LLC (GWF Energy), a joint venture between Global and Harbinger GWF LLC entered into a 10-year power purchase agreement (PPA) with the California Department of Water Resources (CDWR) to provide approximately 340 MW of electric capacity to California from three new natural gas-fired peaking plants, the Hanford, Henrietta and Tracy Peaker Plants.

On August 22, 2002, negotiations between GWF Energy and the Public Utilities Commission of the State of California (CPUC) and the State of California Electricity Oversight Board (collectively the California Parties) relating to complaints filed with FERC under Section 206 of the Federal Power Act resulted in the execution of (i) an amended and restated PPA that has been affirmed by the CPUC as "just and reasonable" and (ii) a settlement agreement with the California Parties, the Governor of the State of California and the People of California by and through the Attorney General. In addition, the California Parties withdrew with prejudice their FERC complaints against GWF Energy.

The Hanford and Henrietta Peaker Plants were completed in August 2001 and in June 2002, respectively, and the Tracy Peaker Plant, a 166 MW facility, is now under construction. The commercial operations date deadline of the Tracy Peaker Plant has been extended to July 1, 2003 under the amended and restated PPA discussed above. Total project cost for these plants is estimated at

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

approximately $345 million. Global's permanent equity investment in these plants, including contingencies, is not expected to exceed $150 million after completion of project financing, which is currently expected to occur in the first quarter of 2003. In the event financing does not occur, our ownership interest in these plants could increase to approximately 85% of the total project costs, noted above. Our current ownership interest in this project was 74% as of September 30, 2002. For a description of turbine loans and working capital loans from Global to GWF Energy pending completion of project financing, see Note 12. Related-Party Transactions.

      Chile

Global owns SAESA, a group of companies that consists of four distribution companies and one transmission company that provide electric service to customers in southern Chile. SAESA has a $150 million loan facility in place that had an original maturity date of October 18, 2002 and is recorded as a component of Commercial Paper and Loans on our Consolidated Balance Sheets as of September 30, 2002. The principal payment was not made as scheduled and the lending group has agreed not to declare any payment defaults or exercise any remedies with regard to that loan before November 8, 2002. A term sheet for an extension of the loan to April 2003 has been agreed to and is expected to be finalized by November 8, 2002. We expect to refinance this loan facility during this extended period. No assurances can be given that the extension will be granted and that other refinancing options will be available in a timely manner.

      Peru

In December 2001, Global acquired an interest in Electroandes, a 183 MW hydroelectric facility in Peru. Part of the purchase price was financed with a $100 million one year bridge loan maturing in December 2002. The loan facility provides that the maturity date may be extended for six months if certain conditions are met. No assurances can be given that the loan will be extended.

      India

Energy Holdings has a 20% interest in a 330 MW  Naphtha/natural  gas fired plant
(PPN) in the Indian state of Tamil Nadu. Energy Holdings' investment exposure in this facility is approximately $44 million. Power from the facility is sold under a long-term power purchase agreement with the Tamil Nadu Electricity Board
(TNEB) which sells the power to retail end user customers. The TNEB has not been able to make full payment to the plant for the purchase of energy under contract due to its overall poor liquidity situation. The current past due receivable at the project company is approximately $55 million, our share of which is approximately $11 million.

      Poland

In June 2002, Global completed its acquisition of a 35% interest in the 590 MW (electric) and 618 MW (thermal) coal-fired Skawina CHP Plant (Skawina), located in Poland and in June 2002 increased its ownership interest to approximately 50%. The transaction includes the obligation to purchase additional shares in 2004 that will bring Global's aggregate interest in Skawina to approximately 75%. Skawina supplies electricity to three local distribution companies and heat mainly to the city of Krakow, under annual one-year contracts. The sale is part of the Polish Government's energy privatization program. Global has expended $31 million during 2002 for its approximately 50% ownership interest and the total equity investment is expected to be approximately $44 million.

      Tunisia

Global owns a 60% interest in Carthage Power Company (CPC), a 471 MW gas-fired combined-cycle electric generation facility located in Rades, Tunisia. CPC has entered into a 20-year power purchase contract for the sale of 100% of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

output to Societe Tunisienne de l' Electricite et du Gaz (STEG). The contract called for the plant to be operational by November 24, 2001, however, due to delays in construction, this deadline was not met. STEG has declared that it is entitled to liquidated damages at the rate of $67 thousand a day since November 24, 2001 in accordance with the terms of the power purchase contract. CPC is contesting STEG's claim and the two parties are currently under negotiation to settle this dispute. The facility was built by Alstom Centrales Energetiques SA, (Alstom) an independent contractor, who was also obligated to complete construction by September 3, 2001. CPC believes it is entitled to liquidated damages from Alstom in amounts greater than the claims by STEG. Such liquidated damages are secured by letters of credit totaling $30 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

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

Energy Trading Contracts

Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets and its electric and gas supply obligations. Power does not engage in the practice of simultaneous trading for the purpose of increasing trading volume or revenue. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights, coal and emission allowances, in the spot, forward and futures markets, primarily in Pennsylvania-New Jersey-Maryland Power Pool
(PJM), and electricity in the Super Region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region, the Henry Hub Basin, as well as the Super Region. These contracts also involve financial transactions including swaps, options and futures.

These  contracts  are recorded  under  Emerging  Issues Task Force (EITF) 98-10,
"Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) which requires these contracts to be marked-to-market with the resulting realized and unrealized gains and losses included in current earnings. In prior periods Power disclosed gains and losses related to certain activities within its trading segment. Commencing with Power's change in segment reporting discussed in Note 9. Financial Information by Business Segments, we have excluded certain transactions, such as firm transmission rights and Basic Gas Supply Service (BGSS) results, from this table and solely report those gains and losses on transactions accounted for pursuant to EITF 98-10. There was no change in Power's margins, net income or cash flows as a result of this change in presentation. Prior periods have been reclassified to conform to this presentation.

For the three months and nine months ended September 30, 2002, Power recorded net margins of $9 million and $36 million, respectively, as shown below:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   -------------------     -------------------
                                     2002       2001         2002       2001
                                   --------   --------     --------   --------
                                                    (Millions)
Realized Gains ................      $  17       $  38       $  16       $ 109
Unrealized Gains ..............         (5)         (4)         27          10
                                     -----       -----       -----       -----
  Gross Margin ................         12          34          43         119
                                     -----       -----       -----       -----
Broker Fees and Other
  Trading-Related Expense .....         (3)         (2)         (7)         (4)
                                     -----       -----       -----       -----
  Net Margin ..................      $   9       $  32       $  36       $ 115
                                     =====       =====       =====       =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

As of September 30, 2002 and December 31, 2001, substantially all of these contracts had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to these contracts are summarized in the following table:

                                    September 30, 2002              December 31, 2001
                                 --------------------------      ----------------------------
                                 Notional  Notional   Fair       Notional   Notional    Fair
                                  (mWh)     (MMBTU)   Value       (mWh)      (MMBTU)    Value
                                 --------  --------   -----      --------   --------    -----
                                                         (Millions)
Listed Futures and Options ..      --         12       $  2         --         14       $ (1)
Physical forwards ...........      48         --          4         35         --         (3)
Options-- OTC ...............      14        286          5          7        713        (19)
Swaps .......................       5      2,152          9          6        970         19
Emission Allowances .........      --         --         15         --         --          8
                                   --      -----       ----         --      -----       ----
     Totals .................      67      2,450       $ 35         48      1,697       $  4
                                   ==      =====       ====         ==      =====       ====

Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits as of September 30, 2002 was approximately $9 million.

Derivative Instruments and Hedging Activities

Commodity Contracts

The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. To reduce price risk caused by market fluctuations, Power enters into forwards, futures, swaps and options with approved counterparties to hedge its anticipated demand. These contracts, in conjunction with owned electric generation capacity, are designed to cover estimated wholesale electric customer commitments.

In February 2002, New Jersey conducted an auction to identify energy suppliers for the BGS of the State's regulated distribution utilities for the one-year period beginning on August 1, 2002. Power did not participate directly in the auction but agreed to supply power to several of the direct bidders. Subsequently, a portion of the contracts with those bidders was reassigned to Power. Therefore, for a limited portion of the New Jersey retail load, Power will be a direct supplier to one non-affiliated utility.

In order to hedge a portion of Power's forecasted energy purchases to meet its electric supply requirements, Power entered into forward purchase contracts, futures, options and swaps. Power has also forecasted the energy delivery from its generating stations based on the forward price curve movement of energy and, as a result, entered into swaps, options and futures transactions to hedge the price of gas to meet its gas purchases requirements for generation. These transactions qualified for hedge accounting treatment under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As of September 30, 2002, the fair value of these hedges were $17 million with offsetting charges to Other Comprehensive Income (OCI) of $10 million (after-tax). These hedges will mature through 2003.

Also, prior to May 2002, PSE&G had entered into gas forwards, futures, options and swaps to hedge its forecasted requirements for natural gas, which was required under an agreement with the BPU in 2001. Effective with the transfer of PSE&G's gas contracts to Power on May 1, 2002, Power also acquired all of the derivatives entered into by PSE&G. Power accounts for these derivative instruments pertaining to residential customers in a similar manner to PSE&G. Gains or losses from these derivatives will be recovered from customers as part of the monthly billing to PSE&G. Derivatives relating to commercial and industrial customers will be accounted for in accordance with SFAS 133 where appropriate. Gains or losses on these derivatives are deferred and reported as a component of OCI. There were no ineffective hedges. The accumulated OCI will be reclassified to earnings in the period in which the hedged transaction affects earnings. As of September 30, 2002, Power had approximately 328 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $7 million. As of December 31, 2001, PSE&G had approximately 330 MMBTU of gas forwards, futures, options and swaps to hedge forecasted requirements with a fair value of approximately $(137) million. The maximum term of these contracts is approximately one year.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Power also enters into certain other contracts which are derivatives but do not qualify for hedge accounting under SFAS 133, nor are they classified as energy trading contracts under EITF 98-10. Most of these contracts are option contracts on gas purchases for generation requirements that do not qualify for hedge accounting. Therefore, the changes in fair market value of these derivative contracts are recorded in the income statement at the end of each reporting period. For the three and nine months ended September 30, 2002, Power recorded gains (losses) on these contracts of $(6) million and $24 million, respectively, as shown below:

                                             For the Three Months Ended      For the Nine Months Ended
                                                   September 30,                   September 30,
                                             --------------------------      -------------------------
                                               2002              2001          2002             2001
                                             --------          --------      --------         --------
                                                                     (Millions)
Realized (Losses) Gains ...................    $ (7)             $ 17          $  1             $ 17
Unrealized (Losses) Gains .................       1                (6)           23              (14)
                                               ----              ----          ----             ----
  Gross Margin ............................    $ (6)             $ 11          $ 24             $  3
                                               ====              ====          ====             ====

As of September 30, 2002 and December 31, 2001, substantially all of these contracts had terms of two years or less and were valued through market exchanges and, where necessary, broker quotes. The fair values of the financial instruments related to these contracts are summarized in the following table:

                                                  September 30, 2002                      December 31, 2001
                                           ---------------------------------       --------------------------------
                                           Notional      Notional      Fair        Notional     Notional      Fair
                                            (mWh)        (MMBTU)       Value         (mWh)      (MMBTU)       Value
                                           --------      --------      -----       --------     --------      -----
                                                                           (Millions)
Listed Futures and Options ............      --             32          $  2             --         --           --
Options-- OTC .........................      --             63            --              1        148         $ (6)
Swaps .................................      --             41          $ 14             --         11            1
                                            ---            ---          ----            ---        ---         ----
Totals ................................      --            136          $ 16              1        159         $ (5)
                                            ===            ===          ====            ===        ===         ====

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt, interest rate derivatives. As of September 30, 2002, a hypothetical 10% change in market interest rates would result in a consolidated change of $12 million in annual interest costs related to short-term and floating rate debt consisting of $2 million, $3 million, $3 million and $4 million at PSEG, PSE&G, Power and Energy Holdings, respectively.

We construct a hypothetical swap to mirror all the critical terms of the underlying debt and utilize regression analysis to assess the effectiveness of the actual swap at inception and on an ongoing basis. The assessment will be done periodically to ensure the swaps continue to be effective. PSEG determines the fair value of interest rate swaps through counterparty valuations, internal valuations and the Bloomberg swap valuation function. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented. There is minimal impact of counterparty credit risk on the fair value of the hedges since our policies require that our counterparties have investment grade credit ratings.

We have entered into interest rate swaps to lock in fixed interest rates on certain of our construction loans to hedge forecasted future interest payments. We have elected to use the Hypothetical Derivative Method to measure ineffectiveness of the hedges as described under Derivative Implementation Group
(DIG) Issue No. G7.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

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

The following table shows details of the interest rate swaps at PSEG, PSE&G, Power and Energy Holdings and their associated values that were open at September 30, 2002:

                                                                                              Accumulated
                                                  Total                                          Other
                                      Project    Notional                            Fair    Comprehensive
                                      Ownership   Amount      Pay        Receive     Market       Loss       Maturity
Underlying Securities                  Percent      (A)       Rate        Rate       Value         (B)         Date
-----------------------------------------------------------------------------------------------------------------------
                                          (Millions of dollars, where applicable)
PSEG:
   Enterprise Capital Trust II            100%     $150.0      5.98%      3-month    $(20.4)      $12.1        2008
     Securities                                                             LIBOR

PSE&G:
   Transition Funding Bonds (Class        100%      497.0      6.29%      3-month     (64.8)        ***        2011
   A-4)
                                                                            LIBOR

Power:
   Construction Loan - Waterford          100%      177.5      4.16%      3-month      (8.6)        5.1        2005
                                                                            LIBOR

Energy Holdings:
   Construction Loan - Tunisia             60%       53.0      6.96%      6-month      (7.0)        3.0        2009
     (US$)                                                                  LIBOR
   Construction Loan - Tunisia             60%       67.0      5.19%      6-month      (3.0)        2.0        2009
     (EURO)                                                              EURIBOR*
   Construction Loan - Poland              55%      141.0      8.40%      6-month     (56.0)       19.0        2010
     (US$)                                                                  LIBOR
   Construction Loan - Poland              55%       62.0     13.23%      6-month     (34.0)       11.0        2010
     (PLN)                                                                WIBOR**
   Construction Loan - Oman                81%      121.0      6.27%      6-month     (29.0)       15.0        2018
                                                                            LIBOR
                                                ---------                           -------       -----
       Total Energy Holdings                        444.0                            (129.0)       50.0
                                                ---------                           -------       -----
       Total PSEG                               $1,268.50                           $(222.8)      $67.2
                                                =========                           =======       =====

* EURIBOR  - EURO  Area  Inter-Bank  Offered  Rate
** WIBOR - Warsaw Inter-Bank Offered Rate
*** Offsetting charges were recorded to Regulatory Asset/Liability.
(A) Represents 100% of Derivative Instrument.
(B) Net of Tax and Minority Interest.

--------------------------------------------------------------------------------

Global holds investments in various generation facilities in the United States that are accounted for under the equity method of accounting and, therefore, are not consolidated in Global's financial statements. Global holds a 50% indirect ownership in two investments located in Texas and a 50% direct ownership in one investment in Hawaii (collectively the investees), which hold US Dollar denominated debt with variable interest payments tied to LIBOR rates. In order to lock in fixed interest rates on such debt, the investees each entered into interest rate swaps to hedge the value of the cash flows of their future interest payments. As of September 30, 2002, the aggregate notional balance of these swaps was $307 million (Global's share was $154 million), the weighted average fixed interest rate paid was 6.9%, and Global's share of the loss position of these swaps was $15 million and is recorded as a reduction to Long-Term Investments. These swaps were designated as hedges for accounting purposes and, as a result, changes in the fair value of the hedge were recorded in OCI.

The fair value of interest rate swaps, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from OCI into earnings occurs as interest payments are accrued on the debt instrument and generally offsets the change in the interest accrued on the underlying variable

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

rate debt. We estimate reclassifying $18 million of losses from cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. As of September 30, 2002, there was a $67 million balance remaining in the Accumulated Other Comprehensive Loss account, as indicated in the table above. For the quarter and nine months ended September 30, 2002, losses of $3 million and $9 million, respectively, were reclassified from OCI to our Consolidated Statements of Operations. The ineffective portion of these interest rate swaps is recorded in our Consolidated Statements of Operations. During the quarter and nine months ended September 30, 2002, we recorded losses of less than $1 million, respectively, after taxes and minority interests, due to the ineffectiveness of such interest rate swaps.

Equity Securities

During the nine month period ended September 30, 2002, Resources recognized a loss for investment where there is not a liquid market of approximately $26 million pre-tax, which is included in Operating Revenues. As of September 30, 2002, Resources had investments in leveraged buyout funds of approximately $91 million, of which $21 million was comprised of public securities with available market prices and $70 million was comprised of non-publicly traded securities. Comparably, as of December 31, 2001, Resources had investments in leveraged buyout funds of approximately $130 million, of which $35 million was comprised of public securities with available market prices and $95 million was comprised of non-publicly traded securities.

Foreign Currencies

As of September 30, 2002, net foreign currency devaluations have reduced the reported amount of our total Stockholder's Equity by $324 million, of which $212 million and $105 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively. For the net foreign currency devaluations for the quarter and nine months ended September 30, 2002 and 2001, see Note 10. Comprehensive Income.

In May 2002, Energy Holdings purchased foreign currency call options in order to hedge its average 2002 earnings denominated in Brazilian Reais and in Peruvian Nuevo Sols for the remainder of 2002. As of September 30, 2002, there were three call options outstanding on the Brazilian Real, one expiring in each month through December 2002. The aggregate notional and fair values of these contracts were approximately $4 million and $1 million, respectively, as of September 30, 2002. In addition, there were three call options outstanding on the Peruvian Nuevo Sol, one expiring in each month through December 2002. The aggregate notional value of these contracts was approximately $7 million as of September 30, 2002. The fair value of those options as of September 30, 2002 was immaterial. These options are not considered hedges for accounting purposes under SFAS 133 and, as a result, changes in their fair value are recorded directly to earnings. Global recorded a gain of $1 million related to Brazilian and Peruvian option contracts that expired during the third quarter of 2002.

The fair value of foreign currency derivatives, designated and effective as cash flow hedges, are initially recorded in OCI. Reclassification of unrealized gains or losses on cash flow hedges from OCI into earnings generally occurs when the hedged transaction is recorded in earnings and generally offsets the change in the value of the hedged item. We estimate reclassifying $1 million of foreign exchange gains from foreign currency cash flow hedges, including our pro-rata share from our equity method investees, from OCI to our Consolidated Statements of Operations over the next 12 months. For the quarter and nine months ended September 30, 2002, losses transferred from OCI to our Consolidated Statements of Operations were less than $1 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Fair Value of Financial Instruments

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at September 30, 2002 and December 31, 2001, respectively.

                                                                      September 30, 2002              December 31, 2001
                                                                      -------------------           ----------------------
                                                                      Carrying      Fair            Carrying         Fair
                                                                       Amount       Value            Amount          Value
                                                                      --------      -----           --------         -----
                                                                                          (Millions)
Long-Term Debt:
     PSEG .......................................................      $   --        $   --          $  275          $  275
     Energy Holdings ............................................       2,756         2,415           2,773           2,835
     PSE&G ......................................................       2,926         3,242           3,172           3,290
     Transition Funding .........................................       2,387         2,579           2,472           2,575
     Power ......................................................       3,315         3,387           2,685           2,836
Preferred Securities Subject to Mandatory Redemption:
     Participating Equity Preference Securities .................         460           441              --              --
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures .........................          60            61              60              60
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures .........................          95            97              95              96
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSEG's Subordinated Debentures ..........................         525           515             525             520

As of October 30, 2002, the fair value of the long-term debt for Power and Energy Holdings had declined in value to an estimated fair value of $3.1 billion and $2.1 billion, respectively. The capital markets have experienced a period of unusual volitility, especially for the energy sector. While we cannot predict when the markets will stabilize, we believe the current volatility yielding discounted trading values for our debt will subside.

Participating Equity Units

In September 2002, we issued 9.2 million Participating Units with a stated amount of $50 per unit. These securities are reflected as subsidiaries' preferred securities on our Consolidated Balance Sheets. Each unit consists of a 6.25% trust preferred security due 2007 having a liquidation value of $50, and a stock purchase contract obligating the purchasers to purchase shares of our common stock in an amount equal to $50 on November 16, 2005. In exchange for the obligations under the purchase contract, the purchasers will receive quarterly contract adjustment payments at the annual rate of 4.00% until such date. The number of new shares issued will depend upon the average closing price per share of our common stock for the 20 consecutive trading days ending the third trading day immediately preceding November 16, 2005. Based on the formula described in the purchase contract, at that time we will issue between 11,429,139 and 13,714,967 shares of our common stock. Prior to such conversion, the securities will be accounted for under the Treasury Stock method for purposes of calculating fully diluted earnings per share. These securities will be dilutive to earnings per share to the extent that the market price of our common stock exceeds $40.248. The net proceeds from the sale of the Participating Units were $446.2 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Note 8. Income Taxes

A tax expense has been recorded for the results of continuing operations. An analysis of that provision expense is as follows:

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                                     ----------------------       --------------------
                                                                       2002           2001         2002          2001
                                                                      ------         ------       -------       ------
                                                                                         (Millions)
Pre-Tax Income .................................................       $ 331         $ 224         $ 279         $ 875

Tax Computed at the Federal Statutory Rate at 35% ..............         116            78            98           306

Increases (decreases) from Federal statutory
rate attributable to:
    State Income Taxes after Federal Benefit ...................          19            15            48            55
    Rate Differential of Foreign Operations ....................          (7)           (5)          (14)          (26)
    Plant Related Items ........................................          (3)          (31)          (11)          (41)
    Other ......................................................          (1)           (8)           (3)           (3)
                                                                       ------------------------------------------------
Total Income Tax Expense .......................................       $ 124         $  49         $ 118         $ 291
                                                                       ------------------------------------------------
      Effective Income Tax Rate ................................        37.5%         21.9%         42.3%         33.3%

The increase in the effective tax rate, for the quarter and nine months ended September 30, 2002, as compared to the same periods for 2001, is primarily due to 2001 adjustments as a result the 1994-1996 IRS audit upon filing our actual tax return for the year 2000.

Note 9. Financial Information by Business Segment

Power's business has evolved during 2002. With the transfer of the BGSS (i.e., natural gas supply requirements contact) contract to Power and the commencement of the new BGS Contracts with wholesale electric suppliers, Power's business has become a fully integrated wholesale energy supply business. As a result of that evolution of Power's business, trading activities changed from a stand-alone operation to a function that has become fully integrated with the wholesale energy supply business, and primarily serves to optimize the value of that business. Therefore, upon review and in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), we have determined that Power's generation and trading components no longer meet the definition of separate operating segments for financial reporting purposes and, effective with this filing, we have reported Power's financial position and results of operations as one segment. All prior periods have been reclassified to conform to the current presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Information related to the segments of our business is detailed below:

                                                                                            Energy
                                            Power       PSE&G       Global    Resources   Technologies    Other     Consolidated
                                                                     (A)                      (B)          (C)
For the Three Months Ended                 --------------------------------------------------------------------------------------
September 30, 2002:                                                            (Millions)

Operating Revenues                         $ 1,092   $  1,405     $   145      $    57       $  10      $   (382)     $  2,327

Income Before Discontinued Operations          121         55          20           17           2            (8)          207

Loss From Discontinued Operations               --         --          --           --          (3)           --            (3)

Segment (Loss) Earnings                    $   121   $     55     $    20      $    17       $  (1)     $     (8)     $    204

For the Three Months Ended
September 30, 2001:

Operating Revenues                         $   685   $  1,395     $   101      $    50       $   8      $   (623)     $  1,616

Income Before Discontinued Operations           87         65          16            9           2            (4)          175

Income (Loss) From Discontinued
Operations                                      --         --           2           --          (5)           --            (3)

Segment Earnings (Loss)                    $    87   $     65     $    18      $     9       $  (3)     $     (4)     $    172

For the Nine Months Ended
September 30, 2002:

Operating Revenues                         $ 2,341   $  4,294     $   387      $   135       $  22      $ (1,489)     $  5,690

Income Before Discontinued Operations
and Cumulative Effect of a Change in
Accounting Principle                           325        128        (302)          26           2           (18)          161

Loss From Discontinued Operations               --         --          (9)          --         (32)           --           (41)

Cumulative Effect of a Change in
Accounting Principle                            --         --         (88)          --         (32)           --          (120)

Segment (Loss) Earnings                    $   325   $    128     $  (399)     $    26       $ (62)     $    (18)     $     --

For the Nine Months Ended
September 30, 2001:

Operating Revenues                         $ 1,919   $  4,658     $   226      $   134       $  20      $ (1,640)     $  5,317

Income Before Discontinued Operations
and Cumulative Effect of a Change in
Accounting Principle                           292        204          66           27           4            (9)          584

Income (Loss) From Discontinued
Operations                                      --         --           2           --         (19)           --           (17)

Cumulative Effect of a Change in
Accounting Principle                            --         --           9           --          --            --             9

Segment Earnings (Loss)                    $   292   $    204     $    77      $    27       $ (15)     $     (9)     $    576

As of September 30, 2002:
Total Assets                               $ 6,977   $ 12,405     $ 3,893      $ 3,174       $ 206      $   (701)     $ 25,954

As of December 31, 2001:
Total Assets                               $ 5,503   $ 12,963     $ 4,074      $ 3,026       $ 290      $   (426)     $ 25,430

(A) For a discussion of the charge relating to Argentina, see Note 3. Asset Impairments.

(B)   For a discussion  of the charges  relating to  Discontinued  Operations at
      Energy   Technologies,   see  Note  3.  Asset   Impairments  and  Note  4.
      Discontinued Operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

(C) Our other activities include amounts applicable to PSEG (parent corporation), Energy Holdings (parent corporation), Enterprise Group Development Company (EGDC), and intercompany eliminations, including transactions between Power and PSE&G relating to BGS, Market Transition Charge (MTC) and BGSS which amounted to approximately $380 million and $625 million for the quarters ended September 30, 2002 and 2001, respectively and approximately $1.5 billion and $1.6 billion for the nine months ended September 30, 2002 and 2001, respectively. The net losses primarily relate to financing and certain administrative and general costs at the parent corporations.

Our geographic information is disclosed below. The foreign assets and operations noted below are solely related to Energy Holdings.

                                                          Revenues (1)
                                   ---------------------------------------------------------
                                         Quarter Ended                  Nine Months Ended               Identifiable Assets (2)
                                         September 30,                     September 30,            ------------------------------
                                   ------------------------          -----------------------        September 30,     December 31,
                                    2002              2001            2002             2001             2002              2001
                                   -------          -------          -------          -------          -------          -------
                                                                                    (Millions)
United States ................     $ 2,171          $ 1,517          $ 5,296          $ 5,119         $ 21,473         $ 20,666
Foreign Countries ............         156               99              394              198            4,481            4,764
                                   -------          -------          -------          -------         --------         --------
     Total ...................     $ 2,327          $ 1,616          $ 5,690          $ 5,317         $ 25,954         $ 25,430
                                   =======          =======          =======          =======         ========         ========

Identifiable assets in foreign countries include:
      Chile.........................................     $   878       $   880
      Netherlands...................................         961           911
      Argentina.....................................          --           737
      Peru .........................................         566           520
      Tunisia ......................................         337           245
      India (3).....................................         306           288
      Poland........................................         329           166
      Brazil........................................         204           282
      Other.........................................         900           735
                                                         -------       -------
          Total.....................................     $ 4,481       $ 4,764
                                                         =======       =======

(1) Revenues are attributed to countries based on the locations of the investments.

(2) Assets are comprised of investment in corporate joint ventures and partnerships that are accounted for under the equity method and companies in which we have a controlling interest for which the assets are consolidated on our financial statements. Amount is net of tax and foreign currency translation adjustment of $360 million and $283 million as of September 30, 2002 and December 31, 2001, respectively.

(3) Approximately $234 million and $253 million relates to Tanir Bavi, which was discontinued as of September 30, 2002 and was sold in October 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

The table below reflects our investment exposure in Latin American countries, through Global:

                      Investment Exposure                Equity Exposure
                   ----------------------------    -----------------------------
                   September 30,   December 31,    September 30,    December 31,
                       2002           2001             2002            2001
                   -------------   ------------    -------------    ------------
                                           (Millions)
Argentina.......       $ --          $ 632             $ --           $ 632
Brazil..........        433            467              221             298
Chile...........        562            542              466             465
Peru............        443            387              435             388
Venezuela.......         52             53               52              53

The investment exposure consists of our invested equity plus equity commitment guarantees. Equity exposure is equal to our investment exposure net of foreign currency translation adjustments, reflected in other comprehensive income.

Note 10. Comprehensive Income (Loss)

Comprehensive Income, Net of Tax:

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                      ------------------       -----------------
                                       2002        2001         2002       2001
                                      ------      ------       -------    ------
                                                      (Millions)
Net income .........................   $ 204      $ 172         $  --     $ 576
Foreign currency translation .......     (49)       (37)         (135)      (75)
Reclassification adjustment
  for foreign currency .............      --         --            69        --

Cumulative effect of a change
  in accounting principle ..........      --         --            --       (15)
Net unrealized losses on
  cash flow hedges .................     (27)        (8)          (63)      (26)
Reclassification adjustments
  into earnings ....................       3         --             9        --
Other ..............................      (1)        --            (4)       --
                                       -----      -----         -----     -----
Comprehensive income (Loss) ........   $ 130      $ 127         $(124)    $ 460
                                       =====      =====         =====     =====

For further discussion of Other Comprehensive Income (Loss), See Note 7. Financial Instruments, Energy Trading and Risk Management.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Continued

Note 11. Other Income

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                      -------------------      -------------------
                                                       2002         2001        2002         2001
                                                      ------       -------     ------       ------
                                                                       (Millions)
Other Income
    Interest Income.................................   $  4         $  9        $ 13         $ 37
    Gain on Disposition of Property.................     --            1           1            4
    Change in Derivative Fair Value.................     13           --          15           --
    Income from Minority Interests..................     --           --           2           --
    Gain (Loss) on Early Retirement of Debt.........      4           --           4           --
    Other...........................................     --            2           3            1
                                                       ----          ---        ----         ----
Total Other Income..................................   $ 21         $ 12        $ 38         $ 42
                                                       ====         ====        ====         ====

Note 12. Related Party Transactions

Loans to TIE

Global  and  its  partner,  Panda  Energy  International,  Inc.,  through  Texas
Independent Energy, L.P. (TIE), a 50/50 joint venture, owns and operates two electric generation facilities in Texas. As of September 30, 2002 and December 31, 2001, Global's investments in the TIE partnership include $74 million and $165 million, respectively, of loans that earn interest at an annual rate of 12% that are expected to be repaid over the next 10 years. Cash payments are currently being received from the projects for the full amount of interest on such loans to TIE. However, only 50% of the interest income is recognized in earnings, representative of the portion of the project not owned by Global.

Loans to GWF Energy

GWF Energy, a joint venture between Global and Harbinger GWF LLC is constructing three new peaking plants. Global's permanent equity investment in GWF Energy's plants, including contingencies, is not expected to exceed $150 million after completion of project financing, which is currently expected to occur in the first quarter of 2003. Pending completion of project financing, Global provided GWF Energy approximately $98 million of secured loans to finance the purchase of turbines. The turbine loans bear interest at rates ranging from 12% to 15% per annum and are payable in installments beginning May 31, 2002, with final maturity no later than December 31, 2002. As of September 30, 2002, the secured loans to finance the purchase of turbines was $87 million. Global has also provided GWF Energy up to $74 million of working capital loans to fund construction costs pending completion of project financing. Such loans earn interest at 20% per annum and are convertible into equity at Global's option. During the third quarter of 2002, Global converted $55 million of such working capital loans to equity, which increased Global's ownership of GWF Energy to 74%, and reduced the working capital loan balance to $19 million as of September 30, 2002. Since the partnership agreement stipulates that the condition for control is ownership of 75% of the voting stock, our investment in GWF Energy is recorded in accordance with the equity method. Harbinger GWF LLC has the right to buy back from Global up to one-half of the reduction of its equity ownership in GWF Energy from the 50% ownership level. Such right terminates at the earlier of project financing or June 30, 2003. The loan structures were put in place to provide Global with a preferential cash and earnings distribution from the project similar to our subordinated loans for our Texas facility. For a discussion of the commercial dates of operation and issues of the construction process matters with respect to these three plants, see Note 6. Commitments and Contingent Liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Concluded

Note 13. Subsequent Events

PSEG Energy Holdings L.L.C.

PSEG Energy Holdings L.L.C., a New Jersey limited liability company, is the successor to PSEG Energy Holdings Inc. pursuant to a merger which was consummated in October 2002. The merger was consummated to change the form of the business from a corporation to a limited liability company. PSEG Energy Holdings L.L.C. succeeded to all the assets and liabilities of PSEG Energy Holdings Inc. in accordance with the New Jersey Limited Liability Company Act. PSEG Energy Holdings L.L.C. has succeeded to PSEG Energy Holdings' Inc. reporting obligations under the Securities Exchange Act of 1934, as amended.

In connection with the PSEG Energy Holdings L.L.C. reorganization, PSEG Resources Inc. became a wholly owned subsidiary of PSEG Resources L.L.C., a newly formed New Jersey limited liability company. PSEG Resources L.L.C. is wholly owned by PSEG Energy Holdings L.L.C. This reorganization is expected to have a positive impact on earnings in future periods.

Private Placement

In October 2002, we closed on a $245 million private placement debt transaction with a five-year average life, with the proceeds being used to reduce short-term debt.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following are the significant changes in or additions to information reported in our Annual Report on Form 10-K for the year ended December 31, 2001. Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 affecting our consolidated financial condition and the results of operations. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Corporate Structure

Unless the context otherwise indicates, all references to "PSEG," "we," "us" or "our" herein means Public Service Enterprise Group Incorporated and its consolidated subsidiaries. We are a New Jersey corporation that is an exempt public utility holding company which has four principal direct wholly-owned subsidiaries: Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), PSEG Energy Holdings LLC (Energy Holdings) and PSEG Services Corporation (Services).

PSE&G is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to Power in August 2000 and its gas supply portfolio in May 2002, PSE&G continues to own and operate its transmission and distribution business.

Power is an independent, wholesale energy supply company that has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Power also has a finance company subsidiary, PSEG Power Capital Investment Co. (Power Capital), which provides certain financing for Power's subsidiaries.

Energy Holdings has three principal direct wholly-owned subsidiaries; PSEG Global Inc. (Global), PSEG Resources LLC (Resources) and PSEG Energy Technologies Inc. (Energy Technologies). See Note 4. Discontinued Operations for a discussion of Energy Technologies. Energy Holdings also has a finance subsidiary, PSEG Capital Corporation (PSEG Capital) and is also the parent of Enterprise Group Development Corporation (EGDC) a commercial real estate property management business, and is conducting a controlled exit from this business. For a discussion of the formation of PSEG Energy Holdings L.L.C. and PSEG Resources L.L.C. as the successors to Energy Holdings and Resources, respectively, see Note 13. Subsequent Events.

Services provides management and administrative services to us and our subsidiaries. These include accounting, legal, communications, human resources, information technology, treasury and financial, investor relations, stockholder services, real estate, insurance, risk management, tax, library and information services, security, corporate secretarial and certain planning, budgeting and forecasting services. Services charges us and our subsidiaries for work performed and services provided by it.

Overview

Net income for the three months ended September 30, 2002 was $204 million or $0.99 per share of common stock, based on 207 million average shares outstanding. Net income was less than $1 million for the nine months ended September 30, 2002. These results include after-tax charges of $3 million or $0.01 per share and $535 million or $2.59 per share for the three and nine month periods ended September 30, 2002, respectively, related to the asset impairment of investments in Argentina and losses from operations of those impaired assets, discontinued operations of Energy Technologies and a generating facility in India and goodwill impairment charges. The after-tax charges relating to the items discussed above are summarized in the following table:

                                                Three Months Ended          Nine Months Ended
                                                September 30, 2002          September 30, 2002
                                               --------------------        --------------------
                                               (Millions)     EPS          (Millions)     EPS
                                               --------------------        --------------------
Global
Argentina - EDEERSA and Assets Held
              for Sale to AES
              Write-down of Investment ..        $   --     $   --          $  374      $ 1.81
              Goodwill impairment .......            --         --             36         0.18
                                                 ------     ------          ------      ------
     Total Argentina ....................            --         --             410        1.99
                                                 ------     ------          ------      ------
India - Tanir Bavi
              Discontinued Operations ...            --         --               9        0.04
              Goodwill impairment .......            --         --              18        0.09
                                                 ------     ------          ------      ------
     Total Tanir Bavi ...................            --         --              27        0.13
                                                 ------     ------          ------      ------
Brazil - RGE
              Goodwill impairment .......            --         --              34        0.16
                                                 ------     ------          ------       -----
   Subtotal for Global ..................            --         --             471        2.28
                                                 ------     ------          ------      ------
Energy Technologies
              Discontinued Operations ...             3       0.01              32        0.16
              Goodwill impairment .......            --         --              32        0.15
                                                 ------     ------          ------      ------
   Subtotal Energy Technologies .........             3       0.01              64        0.31
                                                 ------     ------          ------      ------
     Total ..............................        $    3     $ 0.01          $  535      $ 2.59
                                                 ======     ======          ======      ======

For the three and nine month periods ended September 30, 2002, excluding these charges, earnings were $207 million or $1.00 per share and $535 million or $2.59 per share, respectively. Comparable earnings for the three and nine month periods ended September 30, 2001 were $175 million or $0.84 per share and $584 million or $2.80 per share, respectively.

The increase in earnings, excluding the charges discussed above, for the three month period ended September 30, 2002 as compared to the same period in the prior year is primarily due to higher BGS margins at Power due to its successful participation as an indirect supplier of energy to New Jersey's utilities, including PSE&G, involved in New Jersey's recent basic generation service (BGS) auction. The BGS auction had a meaningful effect on our earnings, particularly since August 1, 2002, when the new BGS contracts went into effect. Also contributing to the increase were lower Operations and Maintenance expenses at PSE&G, increased earnings from Global, primarily due to the acquisitions late in 2001, increased earnings at RGE, a Brazilian electric distribution company, as well as the commencement of operations at the generation facility in Rades, Tunisia (Rades) and higher Net Investment Gains (Losses) in Resources' leveraged buyout funds.

The decrease in earnings, excluding the charges discussed above, for the nine-month period ended September 30, 2002 as compared to the same period in 2001 resulted primarily from lower margins at PSE&G and higher Operation and Maintenance expense at Power. These decreases were partially offset by higher BGS margins at Power.

                                                  Earnings (Losses)
                                        ---------------------------------------
                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                         2002        2001      2002        2001
                                        ------      ------    ------      ------
                                                       (Millions)
Power ..............................     $ 121      $  87      $ 325      $ 292
PSE&G ..............................        55         65        128        204
Resources ..........................        17          9         26         27
Global (A) .........................        20         16       (302)        66
Energy Technologies ................         2          2          2          4
Other (B) ..........................        (8)        (4)       (18)        (9)
                                         -----      -----      -----      -----
Income from Continuing
  Operations .......................       207        175        161        584
Loss from Discontinued
  Operations, including
  Loss on Disposal .................        (3)        (3)       (41)       (17)
Cumulative Effect of a Change in
    Accounting Principle (C) .......        --         --       (120)         9
                                         -----      -----      -----      -----
Total PSEG .........................       204        172         --        576
                                         -----      -----      -----      -----
Total PSEG Excluding Charges (D) ...     $ 207      $ 175      $ 535      $ 584
                                         =====      =====      =====      =====

                                               Contribution to Earnings
                                             Per Share (Basic and Diluted)
                                        ---------------------------------------
                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                         2002        2001      2002        2001
                                        ------      ------    ------      ------
Power ..............................    $ 0.59     $ 0.42     $ 1.57     $ 1.40
PSE&G ..............................      0.26       0.31       0.62       0.98
Resources ..........................      0.08       0.04       0.12       0.13
Global (A) .........................      0.09       0.08      (1.46)      0.32
Energy Technologies ................      0.01       0.01       0.01       0.02
Other (B) ..........................     (0.03)     (0.02)     (0.08)     (0.05)
                                        ------     ------     ------     ------
Income from Continuing
  Operations .......................      1.00       0.84       0.78       2.80
Loss from Discontinued
  Operations, including Loss
  on Disposal ......................     (0.01)     (0.02)     (0.20)     (0.08)
Cumulative Effect of
  a Change in Accounting
  Principle (C) ....................        --         --      (0.58)      0.04
                                        ------     ------     ------     ------
Total PSEG .........................      0.99       0.82         --       2.76
                                        ------     ------     ------     ------
Total PSEG Excluding
  Charges (D) ......................    $ 1.00     $ 0.84     $ 2.59     $ 2.80
                                        ======     ======     ======     ======

(A) Includes after-tax impairments and losses on operations of impaired assets of $374 million or $1.81 per share for the nine months ended September 30, 2002, respectively.
(B) Other activities include amounts applicable to PSEG (parent corporation), Energy Holdings and EGDC. Losses primarily result from after-tax effect of interest on certain financing transactions and certain other administrative and general expenses at parent companies.
(C)   Relates to the adoption of Statement  of  Financial  Accounting  Standards
      (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in 2002 and the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) in 2001.

(D) Excludes after-tax charges previously presented the summary table of $3 million or $0.01 per share and $535 million or $2.59 per share for the three and nine month periods ended September 30, 2002, respectively.

Future Outlook

We expect to meet our revised earnings-per-share targets for 2002 of $3.70 to $3.90, excluding the charges described above. For 2002, Power is expected to earn $460 million to $500 million, PSE&G is expected to earn $175 million to $185 million and Energy Holdings is expected to earn $145 million to $155 million, excluding the previously discussed charges. Power's successful participation as an indirect supplier of energy to New Jersey's utilities, including PSE&G, in New Jersey's recent BGS auction is expected to have a meaningful effect on our earnings for the remainder of the year and should help to partially offset the lack of earnings contributions from Energy Holdings' investments in Argentina. The fourth quarter is expected to be strong, as Power benefits from its fixed price BGS contracts while it is able to source energy at economically attractive prices during this period of low demand.

While Global realized substantial growth in 2001, significant challenges which began developing during the fourth quarter of 2001 have continued into 2002. These challenges include the Argentine economic, political and social crisis, the soft power market in Texas, recent developments in India and the worldwide economic downturn. The financial effects of several of these challenges were recorded in the second quarter of 2002. Also, we have recently reached a settlement with AES related to our investments held for sale in Argentina, receiving $15 million in October 2002 and receiving $15 million in notes which mature on various dates ending in July 2003. Similarly, we have completed the sale of our investment in Tanir Bavi at its reduced carrying value, receiving proceeds of approximately $45 million in October 2002. Going forward, Global will limit its spending to contractual commitments and refocuse its strategy from one of accelerated growth to one that places emphasis on increasing the efficiency and returns of its existing assets.

We have taken significant steps to address the pressures in the volatile financial marketplace. We issued $460 million of participating equity preference units, a mandatorily convertible preferred security, in September 2002 and we continue to issue approximately $80 million of equity on an annual basis through our dividend reinvestment program. In addition to these equity issuances, we have further trimmed our capital expenditure program by recently revising the timeline for the completion of three generating station construction projects, which is in addition to previous reductions at Global and Resources. After this year, which is an end of a peak period of capital expenditures, our internal cash generation will significantly exceed our capital and dividend requirements. In addition, we would also consider an additional equity issuance to accelerate the further strengthening of our balance sheet.

Looking  ahead,  our  business  fundamentals  remain  strong and we  continue to produce solid cash flows. However, several of the assumptions in our 2003 planning process have changed in this evolving economic environment. Specifically, two factors, increased pension expense due to the erosion of the value of the investments in our pension plans, and the need to improve capital structures in this volatile marketplace, are currently being considered as we develop our 2003 business plan. As a result of these factors, we will likely reduce our previous 2003 earnings target of $4.00 to $4.20. However, even if we issued equity, we expect our 2003 earnings per share to be comparable to this year's results due to our strong business fundamentals.

Other assumptions in our 2003 business plan are that: Power will continue to benefit from its performance as a wholesale BGS provider with the new one year BGS contract that began August 1, 2002 and a reasonable outcome to next year's contract beginning August 1, 2003; PSE&G will have a successful outcome to its recently filed electric rate case seeking an approximately $250 million increase in electric rates beginning in August 2003, and benefit from more normal weather; Global, with its major risks in Argentina and India behind it, significant cost-cutting measures in place and limited spending planned over the five year planning horizon, expects improvements in earnings through its focus on increasing the return on its existing assets; and Resources, with recent investments and less exposure to its investment in the KKR leveraged buyout funds, expects to continue to be a steady contributor to earnings and cash flows.

Factors Affecting Future Outlook

As a result of more than 70% of our earnings, excluding the changes discussed above, coming from unregulated businesses, the continued changes in political, legislative, regulatory and economic conditions in the many countries in which we do business, the inherent price volatility of the commodities in our businesses, and many other factors, it is much more difficult to accurately forecast our future earnings. Some of the key sensitivities and risks of our businesses are discussed below.

Power's success as a BGS provider will depend, in part, on its ability to meet its obligations under its full requirements contracts with the BGS suppliers in a profitable manner. Power expects to accomplish this by producing energy from its own generation and/or energy purchases in the market. Power also enters into trading positions related to its generation assets and supply obligations. To the extent it does not hedge its obligations, whether long or short, Power will be subject to the risk of price fluctuations that could affect its future results, such as increases in the price of energy purchased to meet its supply obligations, the cost of fuel to generate electricity, the cost of congestion credits that Power needs to transmit electricity and other factors. In addition, Power is subject to the risk of subpar operating performance of its fossil and nuclear generating units. To the extent there are unexpected outages at Power's generating facilities, changes in environmental or nuclear regulations or other factors which impact the production by such units or the ability to generate and transmit electricity in a cost-effective manner, it may cost us more to produce electricity or we may be required to purchase higher cost energy to replace the energy we anticipated producing. These risks can be exacerbated by, among other things, changes in demand in electricity usage, such as those due to extreme weather and economic conditions.

Power's future revenue stream is also uncertain. Due to the timing of the New Jersey BGS auction process, the majority of Power's revenues for August 1, 2003 and thereafter cannot be accurately predicted. Also, certain of Power's new projects, such as our investments in the Lawrenceburg and Waterford projects in the Midwest, the plants we are acquiring from Wisvest in Connecticut, and our development of the Bethlehem Energy Center in New York are also subject to the risk of changes in future energy prices as Power has not entered into forward sale contracts for the majority of their expected generation capacity. Also, since the majority of our generation facilities are concentrated in the Northeast region, changes in future energy supply and demand and energy-related prices in this region could materially affect our results. Also, changes in the rules and regulation of these markets by FERC, particularly changes in the ability to maintain market based rates, could have an adverse impact on our results. As a result of these variables and risks, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

In addition, our earnings projections assume that we will continue to optimize the value of our portfolio of generating assets and supply obligations through our energy trading operations. This will depend, in part, on our, as well as our counterparties', ability to maintain sufficient creditworthiness and to display a willingness to participate in energy trading activities at anticipated volumes. Potential changes in the mechanisms of conducting trading activity, such as the continued availability of energy trading exchanges, could positively or negatively affect trading volumes and liquidity in these energy trading markets compared to the assumptions of these factors embedded in our business plans. As a result of these variables, we cannot predict the impact of these potential future changes on our forecasted results of operations, financial position, or net cash flows, however such impact could be material.

PSE&G's success will be dependent, in part, on its ability to obtain a reasonable outcome, which cannot be assured, to its recently filed electric rate case as well as its ability to continue to recover the regulatory assets it has deferred and the investments it plans to make in its electric and gas transmission and distribution systems. Mitigating this rate increase to customers are overrecoveries of the SBC and NTC and the potential securitization of the expected BGS underrecovery. As of September 30, 2002, PSE&G has implemented BPU mandated rate reductions totaling 13.9% since August 1, 1999, including a 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31, 2003. This rate reduction reduces the Market Transition Charge (MTC) rate paid to Power and therefore reduces Power's revenues.

Energy Holdings' success will be dependent, in part, on its ability to mitigate risks presented by its international strategy. The economic and political conditions in certain countries where Global has investments present risks that may be different than those found in the United States including: renegotiation or nullification of existing contracts, changes in law or tax policy, interruption of business, risks of nationalization, expropriation, war, and other factors. Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. In some countries in which Global has interests, economic and monetary conditions and other factors could affect Global's ability to convert its cash distributions to US Dollars or other freely convertible currencies and move funds. Furthermore, the central bank of any such country may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors. Although Global generally seeks to structure power purchase contracts and other project revenue agreements to provide for payments to be made in, or indexed to, US Dollars or a currency freely convertible into US Dollars, its ability to do so in all cases may be limited.

The international risks discussed above can potentially be magnified due to the volatility of foreign currencies. The foreign exchange rates of the Brazilian Real, Chilean Peso and Peruvian Sol have recently weakened due to various political and economic factors. This could result in comparatively lower contributions from our distribution investments in US Dollar terms. While we still expect certain of Energy Holdings' investments in Latin America to contribute significantly to our earnings in the future, the political and economic risks associated with this region could have a material adverse impact on our remaining investments in the region.

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

Energy Holdings, through Resources, also faces risks with regard to the creditworthiness of its counterparties, as well as the risk of a change in the current tax treatment of its investments in leveraged leases. The manifestation of either of these risks could cause a materially adverse effect on its strategy and its forecasted results of operations, financial position, or net cash flows. For discussion of certain counterparties to these leases who have been downgraded to below investment grade by at least one of the rating agencies, see
Item 3. Qualitative and Quantitative Disclosures about Market Risk.

In addition, we have exposure to the equity and debt markets through our substantial use of short-term financing, lower pension fund balances, the effect of lower assumed rate of investment returns on our pension expense, the effect of a lower discount rate on our pension plan liabilities and costs, the potential impact to Resources' investment in the KKR leveraged buyout funds, and other equity and debt investments held by us. Also, increases in the cost of capital, which could result from market and lender concerns regarding us, our industry, United States and international economic conditions and other factors, could make it more difficult for us to enter into profitable investments. Recent market trends could also affect our ability to access capital, potentially impacting both our business plans and opportunities as well as our liquidity. Also, changes in our credit ratings by rating agencies could significantly impact our access to capital, cost of capital, ability to meet earnings expectations and future business plans. Also, as a result of market price volatility, the fair value of the debt of certain of our subsidiaries has experienced significant volatility. We are also subject to credit risk. See Item
3. Qualitative and Quantitative Disclosures about Market Risk for further discussion.

Results of Operations

Operating Revenues

For the three months ended September 30, 2002, Operating Revenues increased by $711 million or 44%, due primarily to a $407 million increase in revenues from Power. Also contributing to the increase for the three months ended September 30, 2002 as compared to the same period in 2001 were increases of $44 million, $10 million and $7 million at Global, PSE&G and Resources, respectively.

Included in Power's increase were increases of $172 million of gas revenues relating to its BGSS contract and off-system sales resulting from the Gas Contract transfer from PSE&G in May 2002. Also contributing to Power's increase was a $268 million increase in electric revenues, primarily due to the new BGS contracts with third party wholesale electric suppliers which went into effect August 1, 2002 and comparably warmer weather which were partially offset by lower MTC revenues primarily due to a 4.9% rate reduction in August 2002 and a 2% rate reduction in August 2001. These rate reductions reduce the MTC revenues that PSE&G remits to Power as part of its BGS contract. Also offsetting the increases were lower net trading revenues of approximately $23 million due to lower trading volumes and prices during the three months ended September 30, 2002 as compared to the same period in 2001.

The increase in Operating Revenues at Global was due primarily to $31 million of increases related to the acquisition late in the third quarter of 2001 of SAESA, a Chilean distribution company and $10 million of increases related to the acquisition in the fourth quarter of 2001 of Electroandes, a Peruvian generation company. Global's Operating Revenues also increased $32 million due to the generation facility located in Rades, Tunisia commencing operation via a retroactive commercial operating date in the second quarter of 2002. Also contributing $16 million to the increase in revenues was Skawina in Poland in which we purchased a majority ownership late in the second quarter of 2002. Revenues further increased by $8 million due to improved earnings from RGE as new regulatory changes allow RGE to recover from customers prior tariff charges previously expensed. Partially offsetting these increases was a decrease at EDEERSA of $18 million, which reflects the ongoing economic crisis in Argentina. There were also decreased earnings totaling $9 million at our GWF generation facilities due to a reversal of an accounts receivable reserve in 2001 related to California Power exchange pricing in 2001 and lower prices in 2002 as compared to 2001; and decreased earnings of $8 million at our TIE generation facilities due to lower energy prices in 2002 as compared to 2001.

The increase in Operating Revenues from PSE&G related to $41 million of higher electric transmission and distribution revenues offset by $31 million of lower gas distribution revenues.

The $7 million increase at Resources was primarily related to higher Net Gains (Losses) on Investments resulting from no net change in the carrying value of publicly traded and private securities held within the KKR leveraged buyout funds in the third quarter of 2002, as compared to a $8 million loss in the same period of 2001.

The remaining $243 million increase is due primarily to Power's BGS or commodity revenues in August and September of 2002 not being eliminated in consolidation by PSEG. Under the BGS contract which terminated on July 31, 2002, Power sold energy directly to PSE&G which in turn sold this energy to its customers. These revenues were properly recognized on each company's stand-alone financial statements and were eliminated when preparing our consolidated financial statements. For the new BGS contract period beginning August 1, 2002, Power sells to third party suppliers and other load serving entities (LSEs) and PSE&G purchases the energy for its customers' needs from third party suppliers. Due to this change in the BGS model, these revenues are no longer intercompany revenues and therefore are not eliminated in consolidation. This amount would have been approximately $366 million for August and September 2002, representing the amount which PSE&G's cost to supply electricity to its customers, and is partially offset by $118 million of intercompany eliminations relating to the BGSS contract between Power and PSE&G which began in May 2002.

For the nine months ended September 30, 2002, Operating Revenues increased by $373 million or 7%, due primarily to a $422 million increase in revenues from Power and $161 million from Global. These increases were partially offset by a $364 million decrease in revenues from PSE&G.

For the nine months ended September 30, 2002, Power's increased Operating Revenues included $273 million of gas revenues relating to its BGSS contract and off-system sales resulting from the Gas Contract transfer from PSE&G in May 2002. Also contributing to the increase was a $228 million increase in electric revenues, primarily due to the new BGS contracts with third party wholesale electric suppliers which went into effect August 1, 2002 and comparably warmer weather which were partially offset by lower MTC revenues primarily due to a 4.9% rate reduction in August 2002 and two 2% rate reductions in August 2001 and February 2001. Also offsetting the increases were lower net trading revenues of approximately $79 million due to lower trading volumes and prices during the nine months ended September 30, 2002 as compared to the same period in 2001.

The increase at Global was due primarily to $142 million related to the acquisitions of SAESA and Electroandes and $32 million due to the inception of operations at Rades, as discussed previously. Also contributing $16 million to the increase in revenues was Skawina, in which we purchased a majority ownership late in the second quarter of 2002 as discussed above. Revenues further increased at Global by $21 million due to improved earnings from RGE as a result of the new regulatory changes described above. Partially offsetting these increases were decreases in earnings of $18 million at GWF Energy and $17 million at TIE as a result of lower energy prices.

The decrease in PSE&G's Operating Revenues primarily related to a $344 million decrease in gas distribution revenues primarily due to decreased commodity rates, approximately $176 million, lower sales to interruptible customers, approximately $111 million, lower sales volumes primarily from the warmer winter in 2002, approximately $90 million and lower off-system sales revenues, approximately $14 million. In addition, electric transmission and distribution revenues decreased $20 million. These decreases were partially offset by increased gas base rates, approximately $43 million and higher other operating revenues (approximately $7 million).

The remaining $154 million increase is due primarily to Power's BGS or commodity revenues in August and September of 2002 not being eliminated in consolidation by PSEG as discussed previously. This amount would have been approximately $366 million for August and September 2002, representing the amount which PSE&G's cost to supply electricity to its customers, and is partially offset by $217 million of intercompany eliminations relating to the BGSS contract between Power and PSE&G which began in May 2002.

Operating Expenses

Energy Costs

For the three months ended September 30, 2002, Energy Costs increased $590 million or 104% due primarily to increases of $332 million and $34 million at Power and Global, respectively, partially offset by a $17 million decrease at PSE&G. The remaining increase in Energy Costs is due primarily to a net difference in intercompany eliminations of approximately $248 million, discussed above in Operating Revenues.

Power's increases were primarily due to increased energy purchases for the BGS and third party wholesale electric supplier contracts of approximately $122 million due to higher volumes and $197 million of increased gas purchases to satisfy Power's BGSS contract and its fuel needs for generation. Also contributing to the increase were approximately $43 million of increased network transmission expenses in the Pennsylvania-New Jersey-Maryland Power Pool (PJM). These increases were offset by $22 million of gains on fuel hedges, $5 million of reduced congestion charges due to more efficient unit scheduling by PJM and a $3 million decrease in nuclear fuel usage.

The increases at Global for the three months ended September 30, 2002 were primarily due to operating expenses incurred at SAESA and Electroandes. The operating expenses for the comparable periods in 2001 did not include expenses for Electroandes as it was purchased in the fourth quarter of 2001, and included only a portion of expenses for SAESA as it was purchased late in the third quarter of 2001.

The decrease at PSE&G primarily related to a decrease in gas costs primarily due to lower commodity rates, approximately $16 million, which became effective January 9, 2002, lower revenues from interruptible customers, approximately $12 million, due to lower volumes at lower rates and lower off-system sales revenues, approximately $5 million, due to lower volumes. These decreases were partially offset by increased electric energy costs primarily due to higher commodity sales volumes under the BGS contract, approximately $43 million, increases in the amortization of the excess electric distribution depreciation reserve, approximately $6 million (discussed below in Depreciation and Amortization), increases in MTC charges from Power, other than rate reductions, approximately $6 million and increases in Non-Utility Generation Transition Charge (NTC) costs due to higher sales volumes, approximately $3 million. Partially offsetting the increases is the impact of the rate reductions, approximately $42 million, discussed above in Operating Revenues.

Under the BGSS, our gas costs in excess of (or below) the amount included in current commodity rates, are probable of being recovered from (returned to) to customers through future commodity rates. Under SFAS 71, we defer (record) costs in excess of (or below) the amount included in current commodity rates. Therefore any increase or decrease in our gas commodity revenue is offset by a corresponding increase or decrease in gas costs on the income statement.

For the nine months ended September 30, 2002, Energy Costs increased $279 million or 14% due primarily to increases of $377 million and $92 million at Power and Global, respectively, partially offset by a $341 million decrease at PSE&G. The remaining increase in Energy Costs is due primarily to a net difference in intercompany eliminations of approximately $149 million, discussed above in Operating Revenues.

Power's increases were primarily due to increased energy purchases for the BGS and third party wholesale electric supplier contacts of approximately $144 million due to higher volumes and $276 million of increased gas purchases to satisfy Power's BGSS contract and its fuel needs for generation. Also contributing to the increase was higher network transmission expenses of $35 million for PJM and $11 million of increased coal purchases. These higher expenses were partially offset by a $13 million decrease in nuclear fuel usage and a $36 million decrease in oil consumption. Further expense reductions can be attributed to $14 million of decreases in fuel hedges, $13 million decrease in Non-Utility Generation (NUG) purchases and $13 million in lower congestion charges due to less constraint in the system.

The increases at Global for the nine months ended September 30, 2002 were primarily due to operating expenses incurred at SAESA and Electroandes, discussed above.

PSE&G's decreases were due primarily to a decrease in gas costs of approximately $350 million primarily due to lower commodity costs, approximately $176 million, lower revenues from interruptible customers, approximately $111 million, due to lower volumes at lower rates, lower sales volumes as a result of the warmer weather in 2002, approximately $52 million and lower off-system sales revenues, approximately $9 million. These decreases were partially offset by increased electric energy costs of $9 million primarily due to higher commodity sales volumes under the BGS contract, approximately $90 million and higher amounts paid to Power relating to the amortization of the excess electric distribution depreciation reserve, approximately $22 million. Partially offsetting the increases is the impact of the rate reductions, approximately $85 million, discussed above in Operating Revenues, lower NUG energy sales, approximately $13 million and lower market rates and lower MTC charges from Power, other than rate reductions, approximately $4 million.

Operation and Maintenance

For the three months ended September 30, 2002, Operations and Maintenance expense decreased $2 million as compared to same period in 2001 due primarily to a decrease at PSE&G resulting from a management initiative to lower PSE&G's Operation and Maintenance costs. This decrease was partially offset by increases at Power, primarily from scheduled outage work at its electric generating stations, and increases at Global, relating to the operations of SAESA and Electroandes, discussed previously.

For the nine months ended September 30, 2002, Operations and Maintenance expense increased $13 million or 1% as compared to the same period in 2001 due primarily to increases at Power and Global, partially offset by the decreases at PSE&G, discussed above.

Depreciation and Amortization

For the three and nine-month periods ended September 30, 2002, Depreciation and Amortization increased $15 million or 10% and $61 million or 16%, respectively, as compared to the same periods in 2001, primarily due to increases at PSE&G, resulting from an increase in depreciable fixed assets, higher depreciation expense recorded in accordance with increased gas base rates and amortization related to securitization. The increases were partially offset by higher amortization of the excess electric distribution depreciation reserve.

Interest Expense

Interest Expense increased $9 million or 5% and $58 million or 11% for the three and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001 primarily due to additional long-term debt at Power and Energy Holdings issued to finance recent acquisitions and development.

Income Taxes

Income taxes increased $75 million for the three months ended September 30, 2002 as compared to the same period in 2001 due partially to higher income in the current quarter. Prior period tax adjustments recorded in 2001 reflecting the conclusion of the 1994-96 IRS audit settlement and the actual filing of the 2000 tax return also contributed to the increase.

Income taxes decreased $173 million for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to lower income in the current year, offset by the prior period adjustments discussed above.

Losses From Discontinued Operations

Energy Technologies

Energy Technologies is comprised of 11 heating, ventilating and air conditioning
(HVAC) and mechanical operating companies and an asset management group which includes various Demand Side Management (DSM) investments. DSM investments in long-term contracts represent expenditures made by Energy Technologies to share DSM customers' costs associated with the installation of energy efficient equipment. DSM revenues are earned principally from monthly payments received from utilities, which represent shared electricity savings from the installation of the energy efficient equipment.

During the second quarter of 2002, Energy Holdings completed its impairment testing of all recorded goodwill in accordance with guidance set forth in SFAS 142 including the goodwill associated with the 11 HVAC/mechanical operating companies acquired by Energy Technologies. Such analysis indicated that the entire $53 million of goodwill associated with the HVAC/mechanical companies was impaired, which resulted in a $32 million (after-tax) charge (net of $21 million in taxes). In accordance with SFAS 142, this charge was recorded as of January 1, 2002 as a Cumulative Effect of a Change in Accounting Principle and reflected in our results of operations for the nine months ended September 30, 2002.

In June 2002, Energy Holdings adopted a plan to sell its interests in the HVAC/mechanical operating companies. The sale of these companies is expected to be completed by June 30, 2003. We have retained the services of an investment-banking firm to market these companies to interested parties. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

In the second quarter of 2002, Energy Holdings initiated a process for the sale of Energy Technologies' DSM investments, which we had expected to sell by June 30, 2003. Based on our assessments, we believe the fair market value of these assets approximates their carrying value as of September 30, 2002 and no reduction in the carrying amount is indicated. For the period ended June 30, 2002, Energy Technologies' DSM investments were classified as a component of discontinued operations. In the third quarter of 2002, Energy Holdings decided to continue to own the DSM investments. For the period ended September 30, 2002, all DSM investments were reclassified from discontinued operations to continuing operations and the consolidated statements for all periods presented have been restated to reflect this reclassification.

In addition to the goodwill impairment, Energy Holdings has further reduced the carrying value of the investments in the 11 HVAC/mechanical operating companies to their fair value less costs to sell, and recorded a loss on disposal for the six months ended June 30, 2002 of $20 million, net of $11 million in taxes. As of September 30, 2002, the carrying value of the HVAC/mechanical operating companies approximates the fair value and accordingly no additional reduction in the carrying value was required for the three months ended September 30, 2002. Energy Holdings' remaining investment position in Energy Technologies is approximately $110 million, of which approximately $32 million relates to deferred tax assets from discontinued operations, for which no valuation allowance is deemed necessary. Excluding the deferred tax assets from discontinued operations, approximately $40 million of our remaining investment balance relates to the asset management group. Although we believe that we will be able to sell the HVAC/mechanical companies, we can give no assurances that we will be able to realize their total carrying values.

Operating results of Energy Technologies' HVAC/mechanical operating companies, less certain allocated costs from Energy Holdings, have been reclassified into discontinued operations in our Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter and nine months ended September 30, 2002, yielded additional losses of $3 million (after-tax) and $12 million (after-tax), respectively, and are disclosed below:

                                       Quarter Ended         Nine Months Ended
                                        September 30,         September 30,
                                      ------------------     -----------------
                                       2002        2001       2002       2001
                                      ------      ------     ------     ------
                                           (Millions)            (Millions)
Operating Revenues ...............     $ 107      $ 127      $ 292       $ 328
Pre-Tax Operating Loss ...........        (5)        (5)       (18)        (25)
Loss Before Income Taxes .........        (5)        (6)       (19)        (29)

Tanir Bavi

At September 30, 2002, Global owned a 74% interest in Tanir Bavi Power Company Private Ltd. (Tanir Bavi), which owns and operates a 220 MW barge mounted, combined-cycle generating facility in India. A plan to exit Tanir Bavi was adopted in June 2002. Global signed an agreement in August 2002 under which an affiliate of its partner in this venture, GMR Vasavi Group, a local Indian company, purchased Global's majority interest in Tanir Bavi. The sale was completed in October 2002. Tanir Bavi meets the criteria for classification as a component of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation. In the second quarter of 2002, we reduced the carrying value of Tanir Bavi to the contracted sales price of $45 million and recorded a loss on disposal of $14 million (after-tax). The operating results of Tanir Bavi for the six months ended June 30, 2002 yielded income of $5 million (after-tax).

See Note 4. Discontinued Operations for further discussion.

Cumulative Effect of Change in Accounting Principle

In the second quarter of 2002 we finalized our evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. Under this standard, we were required to complete an impairment analysis of our recorded goodwill and record any resulting impairment. The total amount of goodwill impairments was $120 million, net of tax of $66 million and was comprised of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at Rio Grande Energia (RGE), $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill on these companies, other than RGE, was fully impaired. In accordance with SFAS 142, this impairment charge was recorded as of January 1, 2002 as a component of the Cumulative Effect of a Change in Accounting Principle and is reflected in Consolidated Statement of Operations for the nine months ended September 30, 2002.

Operations in Argentina

We, through our Energy Holdings subsidiary, have significant operations in Argentina. Over the past year, the business and economic conditions in that region have deteriorated. As of December 31, 2001, Energy Holdings' aggregate investment exposure in Argentina was $632 million. These investments included a 90% owned distribution company, Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA); minority interests in three distribution companies, Empresa Distribuidora de Energia Norte S.A. (EDEN), Empresa Distribuidora de Energia Sur S.A. (EDES), and Empresa Distribuidora La Plata S.A. (EDELAP); and two generating companies, Central Termica San Nicolas (CTSN), and Parana which are under contract for sale to certain subsidiaries of The AES Corporation (AES). Net operating losses relating to these investments of $59 million have been incurred year-to-date and are mainly attributable to the falling value of the Argentine peso. Additionally, certain loss contingencies have been accrued of $11 million during the nine month period ended September 30, 2002. In June 2002, Energy Holdings determined that the carrying value of its Argentine investments was impaired. Energy Holdings recorded charges in connection with the impairment of $506 million ($329 million after-tax) during the second quarter of 2002. No such impairment charges were incurred during the third quarter ended September 30, 2002. For the three and nine periods ended September 30, 2001, operating expenses of $6 million and $11 million were incurred, respectively. See Note 3. Asset Impairments for further discussion.

Liquidity and Capital Resources

The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions of our three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Financing Methodology

Our capital requirements are met through liquidity provided by internally generated cash flow and external financings. PSEG, Power and Energy Holdings from time to time make equity contributions or otherwise provide credit support to their respective direct and indirect subsidiaries to provide for part of their capital and cash requirements, generally relating to long-term investments. As of September 30, 2002, PSEG does not have any guaranteed equity contribution commitments. As of September 30, 2002, Power had guaranteed equity contribution commitments with respect to its subsidiaries of $153 million and has other guarantees and commitments of $73 million and Energy Holdings has guaranteed equity commitment guarantees of $153 million and other guarantees of $91 million and $1 million relating to Global and Energy Technologies, respectively. At times, we utilize intercompany dividends and intercompany loans (except that PSE&G may not make loans to us or our subsidiaries and affiliates) to satisfy various subsidiary needs and efficiently manage our and our subsidiaries' short-term cash needs. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

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

As discussed below, depending on the particular company, external financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loans, commercial paper and/or project financings. Some of these transactions involve special purpose entities (SPEs), formed in accordance with applicable tax and legal requirements in order to achieve specified beneficial financial advantages, such as favorable tax and legal liability treatment. Substantially all SPEs are consolidated, where we have controlling interest.

Global has certain investments that are accounted for under the equity method in accordance with generally accepted accounting principles. Accordingly, an amount is recorded on our balance sheet that is primarily Global's equity investment and is increased for Global's pro-rata share of earnings less any dividend distribution from such investments. The companies in which Global invests that are accounted for under the equity method have an aggregate $1.89 billion of debt on their combined, consolidated financial statements. Global's pro-rata share of such debt is $697 million and is non-recourse to Energy Holdings, Global and us. Energy Holdings is generally not required to support the debt service obligations of these companies.

The  availability  and  cost of  external  capital  could  be  affected  by each subsidiary's  performance  as well as by the  performance  of  their  respective subsidiaries and affiliates. This could include the degree of structural separation between us and our subsidiaries and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

Financing for Global's projects and investments is generally provided by non-recourse project financing transactions. These consist of loans from banks and other lenders that are typically secured by project and SPE assets and/or cash flows. Two of Power's projects currently under construction have similar financing. Non-recourse transactions generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. However, in some cases, certain obligations relating to the investment being financed, including additional equity commitments, are guaranteed by Global, Energy Holdings, and/or Power for their respective subsidiaries. The consequences of permitting a project-level default include loss of any invested equity by the parent. PSEG has not currently provided any guarantees or credit support to PSE&G, Power or Energy Holdings, except for the minimum net worth maintenance support agreement to PSEG Capital Corporation, a subsidiary of Energy Holdings, which we plan to eliminate upon maturity of PSEG Capital Corporation's debt in May 2003.

Over the next several years, PSEG and its subsidiaries will be required to refinance maturing debt and expect to incur additional debt and provide equity to fund investment activity. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

During the third quarter of 2002, Energy Holdings purchased approximately $19 million of Senior Notes at prices below par value. In October 2002, Energy Holdings purchased an additional $20 million of Senior Notes at prices below par value. From time to time, PSEG and its subsidiaries may repurchase additional debt securities using funds from operations, asset sales, commercial paper, debt issuances, equity issuances and other sources of funding, and may make exchanges of new securities, including common stock, for outstanding securities. Such repurchases may be at variable prices below, at or above prevailing market prices and may be conducted by way of privately negotiated transactions, open-market purchases, tender or exchange offers or other means. We may utilize brokers or dealers or effect such repurchases directly. Any such repurchases may be commenced or discontinued at any time without notice.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

The PSEG credit agreements contain default provisions under which a default by it or its major subsidiaries (PSE&G, Power, Energy Holdings) in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under the agreements.

The Energy Holdings credit agreements contain default provision under which a default by it or its major subsidiaries (Resources, Global) in an aggregate amount of $5 million, or a default by PSEG in an aggregate amount of $75 million would result in an event of default and the potential acceleration of payment under the agreements. The Energy Holdings Senior Note Indenture contains cross-default provisions under which a default by it or its major subsidiaries (Resources, Global) in an aggregate amount of $25 million would result in a default and the potential acceleration of payment under the indenture.

The Power Senior Debt Indenture contains a default provision under which a default by it or its subsidiaries (Nuclear, Fossil, ER&T) in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under the indenture. There are no cross-defaults within Power's indenture from PSEG, Energy Holdings or PSE&G.

The PSE&G First and Refunding Mortgage (Mortgage) and credit agreements have no cross-defaults. The PSE&G Medium Term Note Indenture has a cross-default to the PSE&G Mortgage. The credit agreements have cross-defaults under which a default by PSE&G in the aggregate of $50 million would result in a default and the potential acceleration of payment under the credit agreements.

A failure to make principal and/or interest payments, when due, would be a default under the respective credit agreements and indentures of PSEG, PSE&G, Power and Energy Holdings. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. If a default were to occur, the respective lenders and debt holders, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. A declaration of cross-default could severely limit PSEG's and the applicable subsidiaries' liquidity and restrict the ability to meet respective debt, capital and, in extreme cases, operational cash requirements which could have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

The credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition. In that event, loan funds may not be advanced.

As explained in detail below, some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given.

The debt indentures and credit agreements do not contain any material "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we and/or our subsidiaries may be subject to increased interest costs on certain bank debt. Also, in connection with its energy trading business, Power must meet certain credit quality standards as are required by counterparties. If Power loses its investment grade credit rating, ER&T would have to provide credit support (letters of credit or cash), which would significantly impact the cost of the energy trading business. These same contracts provide reciprocal benefits to Power. Providing this credit support would increase our costs of doing business and limit our ability to successfully conduct our energy trading operations. In addition, our counterparties may require us to meet margin or other security requirements that may include cash payments. Global and Energy Holdings may have to provide collateral for certain of their equity commitments if Energy Holdings' ratings should fall below investment grade. Similarly, Power may also have to provide credit support for certain of its equity commitments if Power loses its investment grade rating.

Credit Ratings

The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies, from whom an explanation of the significance of their ratings may be obtained. There is no assurance that these ratings will continue for any given period of time or that they will not be revised or withdrawn entirely by the rating agencies, if, in their respective judgments, circumstances so warrant. Any downward revision or withdrawal may adversely effect the market price of PSEG's, Energy Holdings', Power's and PSE&G's securities and serve to increase those companies' cost of capital, and access to capital.

                                 Moody's(1)   Standard & Poor's(2)   Fitch(3)
                                 ----------   --------------------   --------
PSEG:

  Preferred Securities              Baa3                  BB+            BBB
  Commercial Paper                   P2                   A2          Not Rated
PSE&G:

  Mortgage Bonds                     A3                   A-              A
  Preferred Securities              Baa1                  BB+             A-
  Commercial Paper                   P2                   A2              F1
Power:

  Senior Notes                      Baa1                 BBB             BBB+
Energy Holdings:
  Senior Notes                      Baa3                 BBB-            BBB-
PSEG Capital:
  Medium-Term Notes                 Baa2                 BBB-         Not Rated

(1) On October 11, 2002 Moody's reaffirmed these credit ratings but changed the outlook from stable to negative for PSEG, Power and Energy Holdings.

(2) Affirmed in the second quarter of 2002 and noted an outlook of Stable. Standard and Poor's has established an overall corporate credit rating of BBB for us and each of our subsidiaries listed above.

(3) Affirmed in the second quarter of 2002 and noted an outlook of Stable, except for PSE&G Mortgage Bonds, which was noted as negative.

Short-Term Liquidity

We and our subsidiaries have revolving credit facilities to provide liquidity for our $1 billion commercial paper program and PSE&G's $400 million commercial paper program and for various funding purposes. The following table summarizes the various revolving credit facilities of PSEG, PSE&G and Energy Holdings as of September 30, 2002. Power relies on PSEG for its short-term financing needs and has a $50 million Letter of Credit Facility expiring in August 2005.

                                 Expiration           Total         Primary
 Company                            Date             Facility       Purpose
---------------------------    --------------       ----------    ------------
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

As of September 30, 2002, our consolidated total short-term debt outstanding was $1.657 billion, including $673 million and $94 million of commercial paper at PSEG and PSE&G, respectively, $271 million of non-recourse short-term financing at Global and $329 million, $37 million and $253 million outstanding under credit facilities and through the uncommitted bilateral agreements at PSEG, PSE&G and Energy Holdings, respectively. In addition, we have a total of $742 million of long-term debt due within one year, comprised of $300 million at PSE&G, $128 million at Transition Funding and $314 million at Energy Holdings including $32 million of non-recourse debt.

PSEG

In 2002, we began issuing new shares under our Dividend Reinvestment and Employee Stock Purchase Plan (DRASPP), rather than purchasing them on the open market. For the nine months ended September 30, 2002 we issued approximately 1.5 million shares for approximately $57 million.

Dividend payments on Common Stock for the quarter and nine months ended September 30, 2002 were $0.54 and $1.62 per share and totaled approximately $111 million and $334 million, respectively. Our dividend rate has remained constant since 1992 in order to retain additional capital for reinvestment and to reduce the payout ratio as earnings grow. Although we presently believe we will have adequate earnings and cash flow in the future from our subsidiaries to maintain common stock dividends at the current level, earnings and cash flows required to support the dividend will become more uncertain as our business continues to change from one that was principally regulated to one that is principally competitive. Future dividends declared will necessarily be dependent upon our future earnings, cash flows, financial requirements, alternate investment opportunities and other factors.

Financial covenants contained in our credit facilities include a ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 0.70 to 1. As of September 30, 2002, our ratio of debt to capitalization was 0.65 to 1.

Recent downturns in the stock markets could affect the value of our pension plans that may result in a charge to our stockholders' equity at year-end. If required, this would result in an increase to our debt to capitalization ratio. See Accounting Matters for further information.

As part of our financial planning forecast, we perform stress tests on our financial covenants that include a consideration of the impacts of potential asset impairments, foreign currency fluctuations, adjustments relating to our pension plans and other items. Our current forecasts do not indicate that we will exceed the required ratio of debt to total capitalization, however, no assurances can be given and, if an event of default were to occur, it could materially impact our results of operations, cash flow and financial position.

On May 21, 2002, $275 million of Floating Rate Notes matured.

In September 2002, we issued 9.2 million Participating Units with a stated amount of $50 per unit. Each unit consists of a 6.25% trust preferred security due 2007 having a liquidation value of $50, and a stock purchase contract obligating the purchasers to purchase shares of our common stock in an amount equal to $50 on November 16, 2005. In exchange for the obligations under the purchase contract, the purchasers will receive quarterly contract adjustment payments at the annual rate of 4.00% until such date. The number of new shares issued will depend upon the average closing price per share of our common stock for the 20 consecutive trading days ending the third trading day immediately preceding November 16, 2005. Based on the formula described in the purchase contract, at that time we will issue between 11,429,139 and 13,714,967 shares of its common stock. The net proceeds from the sale of the Participating Units was $446.2 million.

In October 2002, we closed on a $245 million private placement debt transaction with a five-year average life, with the proceeds being used to reduce short-term debt.

In the third quarter of 2002, we contributed $100 million of equity to Energy Holdings and we expect to contribute an additional $100 million in the fourth quarter of 2002.

PSE&G

Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1, and/or against retired Mortgage Bonds. At September 30, 2002, PSE&G's Mortgage coverage ratio was 3:1. As of September 30, 2002, the Mortgage would permit up to approximately $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. PSE&G is required to obtain BPU authorization to issue any financing necessary for its capital program, including refunding of maturing debt and opportunistic refinancing. PSE&G has authorization from the BPU to issue up to an aggregate of $1 billion of long-term debt through December 31, 2003 for the refunding of maturing debt and opportunistic refinancing of debt. We currently have authorization from the BPU to issue up to $2 billion in short-term debt through December 31, 2002. In October 2002, we filed a petition with the BPU requesting authority to issue up to $750 million of short-term debt through January 4, 2005. In addition, PSE&G expects to securitize approximately $250 million of deferred BGS costs, the proceeds of which will be used to reduce short-term debt.

Financial covenants contained in PSE&G's credit facilities include a ratio of Long-Term Debt (excluding Long-Term Debt Maturing within 1 Year) to Total Capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 0.65 to 1. As of September 30, 2002, our ratio of Long-Term Debt to Total Capitalization was 0.508 to 1.

In August 2002, $257 million of 6.125% Series RR Mortgage Bonds matured.

In September 2002, PSE&G issued $300 million of 5.125% Medium-Term Notes due 2012, the proceeds of which were used to repay $290 million of 7.19% Medium-Term Notes that matured.

During 2002, PSE&G Transition Funding LLC, a wholly-owned subsidiary of PSE&G, has repaid $85 million of securitization bonds.

Since 1986, PSE&G has made regular cash payments to us in the form of dividends on outstanding shares of its common stock. PSE&G paid common stock dividends of $150 million and $112 million to us for the nine months ended September 30, 2002 and 2001, respectively.

Power

Power's short-term financing needs will be met using PSEG's commercial paper program or lines of credit discussed above.

In June 2002, Power issued $600 million of 6.95% Senior Unsecured Notes due 2012. The proceeds were used to repay short-term funding from us, including amounts related to the Gas Contract Transfer from PSE&G in May 2002.

Energy Holdings

As of September 30, 2002, Energy Holdings had two separate revolving credit facilities with a syndicate of banks as discussed in the table above. The five-year facility permits up to $250 million of letters of credit to be issued of which $12 million were outstanding as of September 30, 2002.

Financial covenants contained in these facilities include the ratio of cash flow available for debt service (CFADS) to fixed charges. At the end of any quarterly financial period such ratio shall not be less than 1.50x for the 12-month period then ending. As a condition of borrowing, the pro-forma CFADS to fixed charges ratio shall not be less than 1.75x as of the quarterly financial period ending immediately following the first anniversary of each borrowing or letter of credit issuance. CFADS includes, but is not limited to, operating cash before interest and taxes, pre-tax cash distributions from all asset liquidations and equity capital contributions from us to the extent not used to fund investing activity. In addition, the ratio of consolidated recourse indebtedness to recourse capitalization, as at the end of any quarterly financial period, shall not be greater than 0.60 to 1.00. This ratio is calculated by dividing the total recourse indebtedness of Energy Holdings by the total recourse capitalization. This ratio excludes the debt of PSEG Capital, which is supported by us. As of September 30, 2002, the latest 12 months CFADS coverage ratio was
6.3 and the ratio of recourse indebtedness to recourse capitalization was 0.47 to 1.00.

PSEG Capital has a $650 million Medium-Term Note program which provides for the private placement of Medium-Term Notes. This Medium-Term Note program is supported by a minimum net worth maintenance agreement between PSEG Capital and us which provides, among other things, that we (1) maintain its ownership, directly or indirectly, of all outstanding common stock of PSEG Capital, (2) cause PSEG Capital to have at all times a positive tangible net worth of at least $100,000 and (3) make sufficient contributions of liquid assets to PSEG Capital in order to permit it to pay its debt obligations. We will eliminate our support of PSEG Capital debt by the second quarter of 2003.

In July 2002, an additional $100 million of PSEG Capital MTNs with an average borrowing rate of 6.95% matured. These MTNs were refunded with proceeds from borrowings under Energy Holdings' bank facilities with current interest costs of approximately 2.7%.

As of September 30, 2002, remaining maturities under the PSEG Capital Corporation program were $282 million, $30 million of which matured in October 2002, and $252 million of which matures in May 2003. These issues will be refunded with proceeds of borrowings at Energy Holdings and cash from operations.

Capital Requirements

We have substantially reduced our capital expenditure forecast in response to tightening market conditions resulting from market and lender concerns regarding the overall economy and our industry in particular, including an investor and rating agency focus on leverage ratios. These conditions have made it more difficult for us to access capital, impacting our business plans and opportunities to enter into profitable investments.

Power's capital needs will be dictated by its strategy to continue to develop as a profitable, growth-oriented supplier in the wholesale power market. Power has revised its schedule for completion of several projects under development to provide better sequencing of its construction program with anticipated market demand. This will allow Power to conserve capital in 2003 and allow Power to take advantage of the expected recovery of the electric markets and their need for capacity in 2005. Power's subsidiaries have substantial commitments as part of their growth strategies and ongoing construction programs. Power will continue to evaluate its development and construction requirements in relation to the energy and financial markets.

We expect that the majority of each subsidiaries' capital requirements over the next five years will come from internally generated funds, with the balance to be provided by the issuance of debt at the subsidiary or project level and equity contributions from us. Projected construction and investment expenditures, excluding nuclear fuel purchases for Power, for our subsidiaries for the next five years are as follows:

                     2002       2003       2004       2005       2006
                    ------     ------     ------     ------     ------
                                       (Millions)
Power ...........   $1,100     $  500     $  675     $  250     $   80
Energy Holdings .      600        100         50         50         50
PSE&G ...........      485        440        440        450        465
                    ------     ------     ------     ------     ------
    Total .......   $2,185     $1,040     $1,165     $  750     $  595
                    ======     ======     ======     ======     ======

All of the forecasted expenditures in 2004 through 2006 related to Energy Holdings are discretionary.

For the nine months ended September 30, 2002, we made net plant additions of $1,310 million. The majority of these additions, $792 million, primarily related to Power for developing the Lawrenceburg, Indiana, Waterford, Ohio and Bethlehem, NY (Albany) sites and adding capacity to the Bergen and Linden stations in New Jersey. In addition, PSE&G had net plant additions of $322 million related to improvements in its transmission and distribution system, gas system and common facilities. Also, Energy Holdings' subsidiaries made investments totaling approximately $390 million for the nine months ended September 30, 2002, respectively. These investments include an approximate 50% interest of a coal-fired generation facility, currently under construction in Poland, and additional investments in existing generation and distribution facilities and projects by Global and investment in capital leases by Resources. Partially offsetting these investments was an $88 million loan repayment from TIE. For a discussion of the loans to TIE, see Note 12. Related Party Transactions. The $1,310 million of net plant additions and $390 million of investments were included in our forecasted expenditures for the year.

Long-Term Debt Maturities

The following table summarizes recourse and non-recourse expected debt payments for the fourth quarter of 2002 and subsequent years. Payments for PSE&G Transition Funding LLC are based on expected payment dates rather than final maturity dates.

                             2002       2003       2004       2005    Thereafter
                            ------     ------     ------     ------   ----------
                                               (Millions)
Power ...................   $   --     $   --     $   --     $   --     $2,515
Energy Holdings* ........       30        252        289         --      1,472
PSE&G ...................       --        300        286        125      2,214
PSE&G Transition
  Funding LLC ...........       35        129        138        146      1,940
Non-recourse project
  financing .............       32         45         30        835        571
                            ------     ------     ------     ------     ------
    Total ...............   $   97     $  726     $  743     $1,106     $8,712
                            ======     ======     ======     ======     ======

*     The  $282  million  of  maturities  in 2002 and  2003 at  Energy  Holdings represents the total remaining maturities under the PSEG Capital Corporation program, $30 million of which matured in October 2002, and $252 million of which matures in May 2003.

ACCOUNTING MATTERS

For a discussion of SFAS 142, SFAS 143, SFAS 144, SFAS 145, SFAS 146 and EITF 02-03, see Note 2. Recent Accounting Pronouncements.

SFAS 87 - "Employers' Accounting for Pensions"

SFAS 87 requires a pension plan sponsor to recognize an additional minimum pension liability to the extent that its accumulated benefit obligation under any of its pension plans exceeds the fair market value of its plan assets as of its annual measurement date. This additional minimum pension liability represents the amount by which its unfunded accumulated benefit obligation exceeds the fair market value of the plan's assets, and is partially offset by an intangible asset no larger than the unrecognized net transition obligation and prior service cost, with no impact to earnings. At this time, we are monitoring the fair market value of our investments and our accumulated benefit obligation and are evaluating options available to us with respect to this issue. Since our measurement date is December 31, 2002 we are unable to predict what the impact could be, however the impact could be material to our financial position and, more specifically, could result in a decrease in equity.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", "forecast", "projections" variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by us will be realized, or even if realized, will have the expected consequences to, or effects on us or our business prospects, financial condition or results of operations. You should not place undue reliance on these forward-looking statements in making any investment decision. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding our securities, we are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Commodity Contracts

The measured VAR using a variance/co-variance model with a 95% confidence level and assuming a one-week time horizon as of September 30, 2002 was approximately $19 million, compared to the December 31, 2001 level of $18 million.

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

Power

Counterparties expose us to credit losses in the event of non-performance or non-payment. We have a credit management process which is used to assess, monitor and mitigate counterparty exposure for us and our subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on our and our subsidiaries' financial condition, results of operations or net cash flows. As of September 30, 2002 over 97% of the credit exposure (mark to market plus net receivables and payables) for Power's trading operations was with investment grade counterparties. As of September 30, 2002, Power's trading operations had over 145 active counterparties.

As a result of the New Jersey BGS auction, Power has contracted to provide energy to the direct suppliers of New Jersey electric utilities, including PSE&G, commencing August 1, 2002. Subsequently, a portion of the contracts with those bidders was reassigned to Power. Therefore, for a limited portion of the New Jersey retail load, Power will be a direct supplier to one utility, although this utility is not PSE&G. These bilateral contracts are subject to credit risk. This risk is substantially higher than the risk that was associated with potential nonpayment by PSE&G under the BGS contract which expired on July 31, 2002, since PSE&G is a rate-regulated entity. This credit risk relates to the ability of counterparties to meet their payment obligations for the power delivered under each BGS contract. Power sells electricity to approximately nine supplier-counterparties that serve the load of the utilities, and one utility directly. Four of these supplier-counterparties pay Power directly, and one of the four prepays its purchases. The revenue from the remaining five counterparties is paid directly from the utilities that those suppliers serve, and the related margin due to the counterparties is recorded as a liability and will be remitted to those counterparties separately. Any failure to collect these payments under the new BGS contracts could have a material impact on Power's results of operations, cash flows and financial position.

Energy Holdings

Resources also has credit risk related to its investments in leveraged leases, totaling $1.6 billion, which is net of deferred taxes of $1.4 billion, as of September 30, 2002. These investments are significantly concentrated in the energy related industry and have some exposure to the airline industry. Resources is the lessor of domestic generating facilities in several US energy markets. As a result of recent actions of the rating agencies due to concerns over forward energy prices, the credit of some of the transaction lessees, or ultimate guarantors of the lease obligations, was downgraded. As of September 30, 2002, 75% of the lease portfolio were with counterparties that were investment grade as rated by both S&P and Moody's, as compared to 86% at June 30, 2002. Specifically, the lessees in the following transactions were downgraded over the quarter by the rating agencies. Resources' investment in such transactions was approximately $451 million, net of deferred taxes of $266 million as of September 30, 2002.

Resources leases 1,173 MW of coal-fired generation to Reliant Energy Mid Atlantic Power Holdings LLC (REMA), an indirect wholly-owned subsidiary of Reliant Resources Incorporated (RRI). The leased assets are the Keystone, Conemaugh and Shawville generating facilities located in the Pennsylvania New Jersey Maryland Power Pool (PJM) West market in Pennsylvania. In addition to the leased assets, REMA also owns and operates another 2,830 MW located within PJM. REMA is capitalized with over $1 billion of equity from RRI and has no debt obligations senior to the lease obligations. REMA is currently rated BB+ by S&P, and Baa3 by Moody's. As the lessor/equity participant in the lease, Resources is protected with significant lease covenants that restrict the flow of dividends from REMA to its parent, and by over-collateralization of REMA with an additional 2,830 MWs of non-leased assets, transfer of which is restricted by the financing documents. Restrictive covenants include historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met, and similar cash flow restrictions if ratings are not maintained at stated levels. The covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn, or degradation in operating performance of the leased assets. Resources' investment in the REMA transaction was $125 million, net of deferred taxes of $88 million at September 30, 2002.

Resources is the lessor of the Collins facility to Midwest Generation LLC (Midwest), an indirect subsidiary of Edison Mission Energy (EME). Collins is comprised of 2,698 MWs of oil and natural gas fired assets located in the MAIN power market located in the mid-western region of the United States. Midwest has a contract with Exelon to supply capacity and energy for 1,078 MWs for Collins through December 2003 with an option to extend. Both Midwest and EME are rated BBB- by S&P and Ba3 by Moody's. In addition to the leased assets, Midwest owns and operates an additional 4,459 MWs of generation assets. The restrictive covenants protecting us are similar to those noted above in the REMA transaction. Resources' investment in the Collins facility was $108 million, net of deferred taxes of $69 million at September 30, 2002.

Resources also leases the Powerton and Joliet generating stations located in the Mid-American Interconnected Network (MAIN) market to Midwest. Both Powerton and Joliet are coal fired stations comprising 2,896 MWs of generating capacity. The lease obligations are guaranteed by EME. The guarantee contains certain restrictive covenants including, but not limited to, additional investment, liens, and sales of non-leased collateral. In addition, EME is required to maintain a minimum net worth equal to $400 million plus cumulative, consolidated net income earned by it and its subsidiaries since 1992 (without subtracting losses). Resources' investment in the Powerton and Joliet transaction was $87 million, net of deferred taxes of $74 million at September 30, 2002.

Resources is the lessor of the 370 MW coal fired Danskammer plant to Dynegy Danskammer LLC (Danskammer), and the 1,200 MW natural gas/oil fired Roseton plant to Dynegy Roseton LLC (Roseton). Both Danskammer and Roseton are indirect subsidiaries of Dynegy Holdings Inc (DHI). The lease obligations are guaranteed by DHI which is currently rated B+ by S&P and B3 by Moody's. Resources' investment in the Danskammer and Roseton transaction was $131 million, net of deferred taxes of $34 million as of September 30, 2002.

In the domestic lease transactions described above, Resources has protected its equity investment by providing for the right to assume the debt obligation at its discretion in the event of default by the lessee with the condition that the debt is investment grade. If we were pursuing a debt assumption, we would first seek to renegotiate all relevant terms of the agreement with the lenders. Debt assumption normally only would occur if an appraisal of the leased property yielded a value that exceeds the present value of the debt outstanding. Should Resources ever directly assume a debt obligation, the fair value of the underlying asset and the associated debt would be recorded on the balance sheet instead of the net equity investment in the lease. As of September 30, 2002, Resources determined that the collectibility of the minimum lease payments under its leveraged lease investments is still reasonably predictable and therefore continues to account for these investments as leveraged leases.

Resources has leasehold interests in the 340 MW natural gas fired Kings Lynn generating facility and the 360 MW natural gas fired Peterborough generating facility located in the United Kingdom. The counter-party is an indirect subsidiary of TXU Europe, which is wholly owned by the TXU Corporation. The TXU Corporation recently announced their decision to reduce their financial commitment to TXU Europe further noting their intention to sell the subsidiary. Moody's recently reduced their ratings to Ca citing that the entity is not meeting its financial commitments to suppliers or creditors when due. Our lease transactions are secured, and we believe that in any event of default, we will be able to recover our lease investment which totals $65 million, net of deferred taxes of $109 million as of September 30, 2002, although no assurances can be given.

Foreign Operations

As of September 30, 2002, Global and Resources had approximately $2.870 billion and $1.425 billion, respectively, of international assets. As of September 30, 2002, foreign assets represented 17% of our consolidated assets and the revenues related to those foreign assets contributed 6% to consolidated revenues for the quarter and nine months ended September 30, 2002. For discussion of foreign currency risk and asset impairments related to our investments in Argentina, see
Note 3. Asset  Impairments,  Note 6. Commitments and Contingent  Liabilities and
Note 7. Financial Instruments, Energy Trading and Risk Management.

                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

We have has established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of our 2001 Annual Report on Form 10-K, Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and Form 10-Q for the quarter ended June 30, 2002 is updated below.

March 31, 2002 Form 10-Q/A, Page 44 and June 30, 2002 Form 10-Q, Page 55. On November 15, 2001, Consolidated Edison, Inc. (Con Edison) filed a complaint against PSE&G at FERC pursuant to Section 206 of the Federal Power Act asserting that PSE&G had breached agreements covering 1,000 MW of transmission by curtailing service and failing to maintain sufficient system capacity to satisfy all of its service obligations. PSE&G denied the allegations set forth in the complaint. While finding that Con Edison's presentation of evidence failed to demonstrate several of the allegations in April 2002, FERC found sufficient reason to set the complaint for hearing. An initial decision issued by an administrative law judge in April 2002 upheld PSE&G's claim that the contracts do not require the provision of "firm" transmission service to Con Edison but also accepted Con Edison's contentions that PSE&G was obligated to provide service to Con Edison utilizing all the facilities comprising its electrical system including generation facilities and that PSE&G was financially responsible for above-market generation costs needed to effectuate the desired power flows. Under FERC procedures, an administrative law judge initial decision is not binding unless and until its findings have been approved by FERC. PSE&G filed a brief taking exception to the adverse findings of the April 25, 2002 order. A FERC decision concerning the findings of the April 25, 2002 order was expected on July 31, 2002. Settlement discussions between the companies with respect to this matter have been on-going and, on July 17, 2002, representatives of the companies met for settlement discussions mediated by a FERC administrative law judge. Based on progress made at these and subsequent discussions, Con Edison has twice sought to extend the date for the issuance of the FERC decision addressing the April 25, 2002 initial decision and to extend the date for the commencement of a hearing with respect to issues in the case not addressed by the April 25,

2002 initial decision. At present, in the event the dispute is not settled, the FERC decision is expected in mid-November, 2002 and the hearing before the administrative law judge will commence in early December 2002. The findings in the April 25, 2002 initial decision notwithstanding, PSE&G believes it has complied with the terms of the Agreements and will vigorously defend its position. The nature and cost of any remedy, which is expected to be prospective only, cannot be predicted. Further, even in the event settlement is reached with Con Edison, PSE&G could still be required to bear substantial levels of additional costs. Docket No. EL02-23-000.

June 30, 2002 Form 10-Q, Page 56. On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of PSE&G and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator. The Court agreed with PSE&G's position and ruled that FERC lacks authority to require the utility owners to give up their statutory rights under Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design. The court further noted that FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed. Further, in ruling on a specific argument raised by PSE&G, the Court held that FERC had not justified its decision to generically abrogate wholesale power requirements contracts; FERC was required to make a particularized finding with respect to the public interest, which was not done here. This matter is now pending on remand before the FERC.

In addition, see information on the following proceedings at the pages indicated:

      (1)   March 31, 2002 Form 10-Q/A, Pages 11-13 and June 30, 2002 Form 10-Q,
            Page 9-10. See Page 10. AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County. PSEG Global, et al vs. The AES Corporation, et al. Docket No. 60155/2002.

      (2) Form 10-K, Page 100, March 31, 2002 Form 10-Q/A, Page 8 and June 30, 2002 Form 10-Q, Page 18. See Page 16. PSE&G's MGP Remediation Program.

      (3) Form 10-K, Page 100, March 31, 2002 Form 10-Q/A, Page 8-9 and June 30, 2002 Form 10-Q, Page 19. See Page 16. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

      (4) Form 10-K, Page 102, March 31, 2002 Form 10-Q/A, Page 10-11 and June 30, 2002 Form 10-Q, Page 22. See Page 19. Complaint filed with the FERC addressing contract terms of certain Sellers of Energy and Capacity under Long-Term Contracts with the California Department of Water Resources. Public Utilities Commission of the State of California v. Sellers of Long Term Contracts to the California
            Department  of  Water   Resources   FERC  Docket  No.   EL02-60-000.
            California Electricity Oversight Board v. Sellers of Energy and Capacity Under Long-Term Contracts with the California Department of Water Resources FERC Docket No. EL02-62-000.

      (5) Form 10-K, Pages 26 and 27 and June 30, 2002 Form 10-Q, Page 55. See Page 18. DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.

      (6) Form 10-K, Pages 26 and 27 and June 30, 2002 Form 10-Q, Page 56. See Page 18 DOE Overcharges, Docket No. 01-592C.

      (7) June 30, 2002 Form 10-Q, Page 59. See Page 58. PSE&G electric rate case filed with the BPU.

                            ITEM 5. OTHER INFORMATION

Certain information reported under our 2001 Annual Report on Form 10-K, Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is updated below. References are to the related pages on the Form 10-K, Form 10-Q/A and Form 10-Q as printed and distributed.

Nuclear Regulatory Commission (NRC)

Form 10-K, page 18 and March 31, 2002 Form 10-Q/A, Page 46. A pressurized water reactor nuclear unit (PWR) not owned by us was recently identified with a degradation of the reactor vessel head, which forms part of the pressure boundary for the reactor coolant system. In August 2002, the NRC issued bulletin 2002-02, requiring that all operators of PWR units submit information concerning:  (i) a summary  discussion  of the  supplemental  inspections  to be implemented, and (ii) if no changes are to be implemented, justification for reliance on visual examinations as the primary method to detect degradation. In September 2002 we provided the requested information for Salem Nuclear
Generating Station (Salem). The response stated that a bare metal visual examination will be performed on the Salem reactor vessel heads during each unit's next refueling outage, in compliance with the bulletin. If repairs are determined to be necessary, it is estimated that the repair would extend the outage by approximately four weeks. Our Hope Creek nuclear unit and our interests in the Peach Bottom units 2 and 3 are unaffected as they are Boiling Water Reactor nuclear units. We cannot predict what other actions the NRC may take on this issue.

Electric Base Rate Case

June 30, 2002 Form 10-Q, Page 56. On May 24, 2002, PSE&G filed an electric rate case with the BPU. In this filing, PSE&G requested an annual $250 million rate increase for its electric distribution business. The proposed rate increase includes $187 million of increased revenues relating to a $1.7 billion increase in PSE&G's rate base, which is primarily due to the investment that PSE&G has made in its electric distribution facilities since the last rate case in 1992; $18 million in higher depreciation rates and $45 million to recover various other expenses, such as wages, fringe benefits, and the need to enhance the security and reliability of the electric distribution system. The requested increase proposes a return on equity of 11.75% for PSE&G's electric distribution business.

Assuming current cost levels and a normal business environment, the proposed rate increase would significantly impact our earnings and operating cash flows. The non-depreciation portion of the rate increase ($232 million) would have a positive effect on our earnings and operating cash flows. The depreciation portion of the rate increase ($18 million) would have no impact on our earnings, as the increased operating cash flows would be offset by higher depreciation charges.

In accordance with BPU's Final Order, which implemented parts of New Jersey's Electric Discount and Competition Act, PSE&G was required to reduce electric rates in four steps totaling 13.9% during the four year transition period. The last step, a 4.9% decrease, took effect on August 1, 2002. If approved, the proposed rate increase would be effective August 1, 2003, the end of the transition period. While the proposed rate increase would increase electric distribution rates by 12.8% from the July 31, 2003 level, rates would remain 2.6% lower than the levels in April 1999, when the BPU issued its Final Order. We cannot predict the outcome of these rate proceedings at the current time.

As directed by the BPU in its July 22, 2002 Order, on August 28, 2002, PSE&G filed supplemental testimony to address the use of securitization proceeds and proceeds from the sale of generation assets. The issue of electronic meters must also be addressed in a separate filing in an expedited timeframe. We are also working to resolve the open Service Company filing and its Street Lighting Tariff. If not resolved, these issues may be consolidated into the rate case. The electric base rate case is scheduled to be transferred from the Office of Administrative Law back to the BPU by May 1, 2003. The Ratepayer Advocate and other parties filed testimony in this case in October 2002 and the case is on schedule.

Standard Market Design Notice of Proposed Rulemaking (NOPR)

Form 10-K, Page 17. On July 31, 2002 the FERC issued a NOPR to create a Standard Market Design for the wholesale electricity markets in the United States. The NOPR seeks to improve the consistency of market rules throughout the country, including issues related to reliability, market power concerns, transmission, pricing, congestion, governance and other issues. We cannot predict the outcome of this matter or its impact upon us if adopted, which could significantly affect transmission and generation in the various markets in which we operate.

Deferral Proceeding

New Matter. In August 2002, PSE&G filed a petition proposing changes to the SBC and NTC. The proposed result, if adopted, will result in a reduction of revenues of about $122 million or approximately a 3.4% reduction in amounts paid by customers effective on August 1, 2003. The case has been transferred to the Office of Administrative Law.

Deferral Audit

New Matter. In September 2002, the BPU retained the services of two audit firms to conduct a review of the State's electric utility's deferred costs for compliance with BPU orders. PSE&G has estimated an overrecovery balance of approximately $30 million by the end of July 2003.

BGSS Filing

New Matter. In September 2002, PSE&G filed with the BPU to increase its Residential BGSS Commodity Charge by November 1, 2002 to recover approximately $89 million in additional revenues ($83 million of which is associated with an underrecovered balance) or a 7.4% rate increase for the typical residential gas heating customer.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   A listing of exhibits being filed with this document is as follows:

Exhibit Number          Document
--------------          --------

10 Public Service Enterprise Group Incorporated 1989 Long Term Inceptive Plan Amended as of October 22, 2002.

12                      Computation of Ratios of Earnings to Fixed Charges

99 Certification by E. James Ferland, Chief Executive Officer of Public Service Enterprise Group Incorporated Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1 Certification by Thomas M. O'Flynn, Chief Financial Officer of Public Service Enterprise Group Incorporated Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B)   Reports on Form 8-K :

      Date            Form          Items
      ----            ----          -----
October 11, 2002      8-K           5 & 7
September 10, 2002    8-K           5 & 7
July 30, 2002         8-K           5 & 7
July 29, 2002         8-K/A         5 & 7
July 18, 2002         8-K           5 & 7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

                            (Registrant)

                       By:      Patricia A. Rado
                            ------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 1, 2002

                Certification Pursuant to Rules 13a-14 and 15d-14

                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Service Enterprise Group Incorporated (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                        /s/ E. James Ferland
            -------------------------               ----------------------------
                                                    E. James Ferland
                                                    Chief Executive Officer

                Certification Pursuant to Rules 13a-14 and 15d-14

                       of the 1934 Securities Exchange Act

      I certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Service Enterprise Group Incorporated (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                        /s/ Thomas M. O'Flynn
            -------------------------               ----------------------------
                                                    Thomas M. O'Flynn
                                                    Chief Financial Officer