Form 10-Q
period 2003-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG ENERGY HOLDINGS LLC; PSEG POWER LLC
filed 2003-10-30
CIK 788784, 81033, 1089206, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 973 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG ENERGY HOLDINGS LLC (A New Jersey Limited Liability Company) 80 Park Plaza—T22 Newark, New Jersey 07102-4194 973 456-3581 http://www.pseg.com	22-2983750

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

      As of October 15, 2003, Public Service Enterprise Group Incorporated had outstanding 235,160,221 shares of its sole class of Common Stock, without par value.

      As of October 15, 2003, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

      PSEG Power LLC and PSEG Energy Holdings LLC are wholly-owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Public Service Enterprise Group Incorporated Yes [X] No [ ]

Public Service Electric and Gas Company Yes [ ] No [X]

PSEG Power LLC Yes [ ] No [X]

PSEG Energy Holdings LLC Yes [ ] No [X]

i

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this report constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words ''will'', ''anticipate'', ''intend'', ''estimate'', ''believe'', ''expect'', ''plan'', ''hypothetical'', ''potential'', ''forecast'', ''projections'', variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	credit, commodity, interest rate, counterparty and other financial market risks;
•	liquidity and the ability to access capital and credit markets;
•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG's, PSE&G's, Power's and Energy Holdings' structure;
•	business combinations among competitors and major customers;
•	general economic conditions including inflation;
•	regulatory issues that significantly impact operations;
•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;
•	changes in tax laws and regulations;
•	energy obligations, available supply and trading risks;
•	adverse weather conditions that significantly impact operations;
•	changes in the electric industry including changes to power pools;
•	changes in the number of market participants and the risk profiles of such participants;
•	regulation and availability of power transmission facilities that impact the ability to deliver output to customers;
•	growth in costs and expenses;
•	environmental regulation that significantly impact operations;
•	changes in rates of return on overall debt and equity markets could have an adverse impact on the value of pension assets and the Nuclear Decommissioning Trust Fund;
•	changes in political conditions, recession, acts of war or terrorism;
•	insufficient insurance coverage;
•	involvement in lawsuits including liability claims and commercial disputes could affect profits or the ability to sell and market products;
•	inability to attract and retain management and other key employees;
•	ability to service debt as a result of any of the aforementioned events;

ii

PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;

Power and Energy Holdings

•	adverse changes in the market place for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices;
•	excess supply due to overbuild in the industry;
•	generation operating performance may fall below projected levels;
•	substantial competition from well capitalized participants in the worldwide energy markets;
•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;
•	margin posting requirements;
•	availability of fuel at reasonable prices;
•	competitive position could be adversely affected by actions involving competitors or major customers;
•	changes in product or sourcing mix;
•	delays or cost escalations or unsuccessful acquisition, construction and development;
•	changes in technology that make power generation assets less competitive;

Power

•	changes in regulation and security measures at nuclear facilities;

Energy Holdings

•	adverse international developments that negatively impact its business;
•	changes in foreign currency exchange rates;
•	substandard operating performance or cash flow from investments could fall below projected levels, adversely impacting the ability to service its debt; and
•	credit of lessees and their ability to adequately service lease rentals.

      Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and PSEG, PSE&G, Power and Energy Holdings cannot assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on PSEG, PSE&G, Power and Energy Holdings or their business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each of PSEG, PSE&G, Power and Energy Holdings expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG, PSE&G, Power and Energy Holdings' securities, PSEG, PSE&G, Power and Energy Holdings are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

iii

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions, except for Share Data) (Unaudited)
OPERATING REVENUES	$2,805	$2,314	$8,530	$5,631
OPERATING EXPENSES
Energy Costs	1,581	1,167	4,957	2,375
Operation and Maintenance	527	451	1,534	1,371
Write-down of Project Investments	—	—	—	506
Depreciation and Amortization	167	168	370	434
Taxes Other Than Income Taxes	29	31	101	95

Total Operating Expenses	2,304	1,817	6,962	4,781

Income from Equity Method Investments	33	32	82	95

OPERATING INCOME	534	529	1,650	945
Other Income	38	22	126	29
Other Deductions	(30)	(4)	(94)	(72)
Interest Expense	(211)	(215)	(623)	(620)
Preferred Stock Dividends	(1)	(1)	(3)	(3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	330	331	1,056	279
Income Taxes	(117)	(124)	(372)	(118)

INCOME FROM CONTINUING OPERATIONS	213	207	684	161
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit of $2, $2, $9 and $14 for the quarters and nine months ended 2003 and 2002, respectively	(3)	(3)	(20)	(41)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	210	204	664	120
Extraordinary Item, net of tax benefit of $12	—	—	(18)	—
Cumulative Effect of a Change in Accounting Principle, net of tax (expense) benefit of ($255) and $66 in 2003 and 2002, respectively	—	—	370	(120)

NET INCOME	$210	$204	$1,016	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	226,414	206,723	225,893	206,277

DILUTED	227,593	206,782	226,455	206,552

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.94	$1.00	$3.03	$0.78
NET INCOME	$0.93	$0.99	$4.50	$—

DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.93	$1.00	$3.02	$0.78
NET INCOME	$0.92	$0.99	$4.49	$—

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.54	$0.54	$1.62	$1.62

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$191	$166
Accounts Receivable, net of allowances of $79 and $34 in 2003 and 2002, respectively	1,310	1,391
Unbilled Revenues	138	275
Fuel	607	413
Materials and Supplies	231	208
Energy Trading Contracts	82	157
Restricted Cash	80	32
Assets Held for Sale	71	83
Prepayments	211	60
Current Assets of Discontinued Operations	—	107
Other	95	103

Total Current Assets	3,016	2,995

PROPERTY, PLANT AND EQUIPMENT	17,710	16,625
Less: Accumulated Depreciation and Amortization	(5,358)	(5,138)

Net Property, Plant and Equipment	12,352	11,487

NONCURRENT ASSETS
Regulatory Assets	4,933	5,002
Long-Term Investments	4,773	4,615
Nuclear Decommissioning Trust (NDT) Funds	906	766
Other Special Funds	92	72
Goodwill	447	452
Other Intangibles	200	206
Energy Trading Contracts	25	21
Other	192	207

Total Noncurrent Assets	11,568	11,341

TOTAL ASSETS	$26,936	$25,823

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$777	$749
Commercial Paper and Loans	946	762
Accounts Payable	903	1,131
Energy Trading Contracts	62	101
Accrued Taxes	36	229
Current Liabilities of Discontinued Operations	—	95
Other	678	742

Total Current Liabilities	3,402	3,809

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	3,782	2,921
Regulatory Liabilities	316	252
Nuclear Decommissioning Liabilities	278	766
Other Postemployment Benefit (OPEB) Costs	519	501
Accrued Pension Costs	260	336
Cost of Removal	—	131
Other	588	663

Total Noncurrent Liabilities	5,743	5,570

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,365	7,116
Securitization Debt	2,124	2,222
Project Level, Non-Recourse Debt	2,016	1,680
Debt Supporting Trust Preferred Securities	1,361	1,361

Total Long-Term Debt	12,866	12,379

SUBSIDIARIES' PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption	80	80

COMMON STOCKHOLDERS' EQUITY
Common Stock, issued; 2003—252,964,099 shares 2002—251,385,937 shares	4,113	4,051
Treasury Stock, at cost; 2003 and 2002—26,118,590 shares	(981)	(981)
Retained Earnings	2,256	1,606
Accumulated Other Comprehensive Loss	(543)	(691)

Total Common Stockholders' Equity	4,845	3,985

Total Capitalization	17,791	16,444

TOTAL LIABILITIES AND CAPITALIZATION	$26,936	$25,823

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,016	$—
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Item, net of tax	18	—
Loss on Disposal of Discontinued Operations, net of tax	9	34
Cumulative Effect of a Change in Accounting Principle, net of tax	(370)	120
Write-down of Project Investments	—	506
Depreciation and Amortization	370	434
Amortization of Nuclear Fuel	68	65
Provision for Deferred Income Taxes (Other than Leases) and ITC	161	(196)
Non-Cash Employee Benefit Plan Costs	192	141
Leveraged Lease Income, Adjusted for Rents Received	66	72
Undistributed Earnings from Affiliates	—	(42)
Foreign Currency Transaction (Gain) Loss	(3)	71
Unrealized Losses (Gains) on Energy Contracts and Other Derivatives	36	(65)
Under Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	(85)	(19)
Over Recovery of SBC	69	54
Net Realized Gains and Income from NDT Fund	(38)	—
Other Non-Cash Charges	41	27
Net Change in Certain Current Assets and Liabilities	(442)	(24)
Employee Benefit Plan Funding and Related Payments	(246)	(262)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	52	52
Other	(33)	(109)

Net Cash Provided By Operating Activities	881	859

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,057)	(1,306)
Investments in Joint Ventures, Partnerships and Capital Leases	(31)	(272)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	5	121
Other	(8)	4

Net Cash Used In Investing Activities	(1,091)	(1,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(64)	310
Issuance of Long-Term Debt	790	1,160
Issuance of Non-Recourse Debt	578	30
Issuance of Participating Units	—	460
Issuance of Common Stock	63	57
Redemptions of Long-Term Debt	(659)	(1,107)
Restricted Cash	(46)	—
Distribution to Minority Shareholder	(42)	—
Cash Dividends Paid on Common Stock	(366)	(334)
Other	(19)	—

Net Cash Provided By Financing Activities	235	576

Effect of Exchange Rate Change	—	(2)

Net Change In Cash and Cash Equivalents	25	(20)
Cash and Cash Equivalents at Beginning of Period	166	167

Cash and Cash Equivalents at End of Period	$191	$147

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$116	$188
Interest Paid, Net of Amounts Capitalized	$603	$611

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions) (Unaudited)
OPERATING REVENUES	$1,530	$1,405	$5,020	$4,294
OPERATING EXPENSES
Energy Costs	915	837	3,341	2,654
Operation and Maintenance	263	229	773	723
Depreciation and Amortization	121	124	250	316
Taxes Other Than Income Taxes	29	31	101	95

Total Operating Expenses	1,328	1,221	4,465	3,788

OPERATING INCOME	202	184	555	506
Other Income	1	3	14	5
Other Deductions	—	—	(1)	(1)
Interest Expense	(96)	(100)	(290)	(306)

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	107	87	278	204
Income Taxes	(38)	(31)	(86)	(73)

INCOME BEFORE EXTRAORDINARY ITEM	69	56	192	131
Extraordinary Item, net of tax benefit of $12	—	—	(18)	—

NET INCOME	69	56	174	131
Preferred Stock Dividends	(1)	(1)	(3)	(3)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$68	$55	$171	$128

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$38	$35
Accounts Receivable, net of allowances of $37 and $32 in 2003 and 2002, respectively	705	755
Unbilled Revenues	138	275
Materials and Supplies	55	45
Prepayments	147	25
Restricted Cash	14	14
Other	21	16

Total Current Assets	1,118	1,165

PROPERTY, PLANT AND EQUIPMENT	9,725	9,581
Less: Accumulated Depreciation and Amortization	(3,600)	(3,604)

Net Property, Plant and Equipment	6,125	5,977

NONCURRENT ASSETS
Regulatory Assets	4,933	5,002
Long-Term Investments	134	128
Other Special Funds	44	44
Intangibles	60	60
Other	61	58

Total Noncurrent Assets	5,232	5,292

TOTAL ASSETS	$12,475	$12,434

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$421	$429
Commercial Paper and Loans	273	224
Accounts Payable	485	724
Other	291	315

Total Current Liabilities	1,470	1,692

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,530	2,436
Regulatory Liabilities	316	252
OPEB Costs	501	486
Accrued Pension Costs	127	175
Other	141	209

Total Noncurrent Liabilities	3,615	3,558

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	2,791	2,627
Securitization Debt	2,124	2,222
Debt Supporting Trust Preferred Securities	160	160

Total Long-Term Debt	5,075	5,009

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption	80	80

COMMON STOCKHOLDER'S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	—
Basis Adjustment	986	986
Retained Earnings	360	389
Accumulated Other Comprehensive Loss	(173)	(172)

Total Common Stockholder's Equity	2,235	2,095

Total Capitalization	7,390	7,184

TOTAL LIABILITIES AND CAPITALIZATION	$12,475	$12,434

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2003	2002
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$174	$131
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Item, net of tax benefit	18	—
Depreciation and Amortization	250	316
Provision for Deferred Income Taxes and ITC	46	(32)
Non-Cash Employee Benefit Plan Costs	134	106
Non-Cash Interest Expense	31	16
(Under) Over Recovery of Electric Energy Costs (BGS and NTC)	(144)	47
Over (Under) Recovery of Gas Costs	59	(66)
Over Recovery of SBC	69	54
Gain on the Sale of Property, Plant and Equipment	(8)	—
Other Non-Cash Regulatory Credits	(10)	—
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	187	159
Natural Gas	—	415
Materials and Supplies	(10)	(3)
Prepayments	(122)	(82)
Accrued Taxes	6	(26)
Accrued Interest	(11)	(19)
Accounts Payable	(239)	(147)
Other Current Assets and Liabilities	7	(21)
Employee Benefit Plan Funding and Related Payments	(156)	(187)
Other	(64)	(28)

Net Cash Provided By Operating Activities	217	633

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(343)	(319)
Proceeds from the Sale of Property, Plant and Equipment—Affiliate	53	—
Proceeds from the Sale of Property, Plant and Equipment	9	1

Net Cash Used In Investing Activities	(281)	(318)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	49	131
Issuance of Long-Term Debt	450	300
Redemption of Securitization Debt	(93)	(92)
Redemption of Long-Term Debt	(300)	(540)
Capital Lease Payments	(3)	(3)
Contributed Capital	170	—
Deferred Issuance Costs	(3)	(2)
Dividends on Common Stock	(200)	(150)
Preferred Stock Dividends	(3)	(3)

Net Cash Provided By (Used In) Financing Activities	67	(359)

Net Change In Cash and Cash Equivalents	3	(44)
Cash and Cash Equivalents at Beginning of Period	35	102

Cash and Cash Equivalents at End of Period	$38	$58

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$77	$124
Interest Paid, Net of Amounts Capitalized	$294	$347

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions) (Unaudited)
OPERATING REVENUES	$1,248	$1,073	$4,313	$2,341
OPERATING EXPENSES
Energy Costs	797	625	2,875	1,068
Operation and Maintenance	222	178	652	553
Depreciation and Amortization	27	29	74	79

Total Operating Expenses	1,046	832	3,601	1,700

OPERATING INCOME	202	241	712	641
Other Income	33	—	107	—
Other Deductions	(22)	—	(67)	—
Interest Expense	(26)	(35)	(82)	(90)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	187	206	670	551
Income Taxes	(77)	(85)	(274)	(226)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	110	121	396	325
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $255	—	—	370	—

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$110	$121	$766	$325

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$38	$26
Accounts Receivable, net of allowances of $31 and $0 in 2003 and 2002, respectively	438	519
Accounts Receivable—Affiliated Companies	36	238
Fuel	600	406
Materials and Supplies	160	148
Energy Trading Contracts	82	157
Other	85	72

Total Current Assets	1,439	1,566

PROPERTY, PLANT AND EQUIPMENT	5,865	5,342
Less: Accumulated Depreciation and Amortization	(1,413)	(1,302)

Net Property, Plant and Equipment	4,452	4,040

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	107	547
Nuclear Decommissioning Trust (NDT) Funds	906	766
Intangibles	134	141
Energy Trading Contracts	25	21
Other	93	128

Total Noncurrent Assets	1,265	1,603

TOTAL ASSETS	$7,156	$7,209

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$489	$690
Short-Term Loan from Affiliate	256	239
Energy Trading Contracts	62	101
Other	223	282

Total Current Liabilities	1,030	1,312

NONCURRENT LIABILITIES
Nuclear Decommissioning Liabilities	278	766
Cost of Removal	—	131
Accrued Pension Costs	76	101
Other	141	144

Total Noncurrent Liabilities	495	1,142

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
LONG-TERM DEBT
Project Level, Non-Recourse Debt	800	800
Long-Term Debt	2,516	2,516

Total Long-Term Debt	3,316	3,316

MEMBER'S EQUITY
Contributed Capital	1,550	1,550
Basis Adjustment	(986)	(986)
Retained Earnings	1,732	966
Accumulated Other Comprehensive Income (Loss)	19	(91)

Total Member's Equity	2,315	1,439

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,156	$7,209

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003	2002
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$766	$325
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Cumulative Effect of a Change in Accounting Principle, net of tax	(370)	—
Depreciation and Amortization	74	79
Amortization of Nuclear Fuel	68	65
Interest Accretion on NDT Liability	18	—
Provision for Deferred Income Taxes	112	43
Unrealized Losses (Gains) on Energy Contracts and Derivatives	22	(50)
Non-Cash Employee Benefit Plan Costs	40	24
Net Realized Gains and Income on NDT Fund	(38)	—
Net Changes in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(206)	(405)
Accounts Receivable	283	(64)
Accounts Payable	(201)	138
Other Current Assets and Liabilities	(39)	197
Employee Benefit Plan Funding and Other Payments	(62)	(75)
Other	53	(88)

Net Cash Provided By Operating Activities	520	189

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(507)	(792)
Proceeds from the Sale of Property, Plant and Equipment	—	47
Other	(18)	(25)

Net Cash Used In Investing Activities	(525)	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	—	630
Deferred Issuance Costs	—	(4)
Short-Term Loan (Repayment)—Affiliate	17	(39)

Net Cash Provided By Financing Activities	17	587

Net Change In Cash and Cash Equivalents	12	6
Cash and Cash Equivalents at Beginning of Period	26	9

Cash and Cash Equivalents at End of Period	$38	$15

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$138	$148
Interest Paid, Net of Amounts Capitalized	$117	$101

See disclosures regarding PSEG Power LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions) (Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$143	$112	$378	$244
Income from Capital and Operating Leases	53	57	162	173
Gain on Withdrawal from/Sale of Partnerships	—	—	45	47
Net Investment Gains (Losses)	—	1	(5)	(37)
Other	15	17	28	29

Total Operating Revenues	211	187	608	456

OPERATING EXPENSES
Energy Costs	53	55	152	113
Operation and Maintenance	47	48	123	112
Write-down of Project Investments	—	—	—	506
Depreciation and Amortization	16	11	40	25

Total Operating Expenses	116	114	315	756

Income from Equity Method Investments	33	32	82	95

OPERATING INCOME (LOSS)	128	105	375	(205)
Other Income	3	19	3	21
Other Deductions	(3)	(2)	(14)	(71)
Interest Expense	(60)	(61)	(164)	(168)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	68	61	200	(423)
Income Tax (Expense) Benefit	(15)	(16)	(48)	160
Minority Interests in (Earnings) Losses of Subsidiaries	(5)	(2)	(12)	2

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	48	43	140	(261)
DISCONTINUED OPERATIONS
Loss From Discontinued Operations, net of tax benefit of $2, $2, $7 and $3 for the quarters and nine months ended 2003 and 2002, respectively	(3)	(3)	(11)	(7)
Loss on Disposal of Discontinued Operations, net of tax benefit of $2 and $11 in 2003 and 2002, respectively	—	—	(9)	(34)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	45	40	120	(302)
Cumulative Effect of a Change in Accounting Principle, net of tax benefit of $66	—	—	—	(120)

NET INCOME (LOSS)	45	40	120	(422)
Preference Units Distributions/Preferred Stock Dividends	(6)	(6)	(17)	(17)

EARNINGS (LOSS) AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$39	$34	$103	$(439)

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$114	$104
Accounts Receivable:
Trade—net of allowances of $11 and $15 in 2003 and 2002, respectively	123	91
Other Accounts Receivable	37	24
Affiliated Companies—Tax Benefits	133	—
Assets Held for Sale	71	83
Notes Receivable:
Affiliated Companies	166	62
Other	1	12
Inventory	23	22
Prepayments	9	5
Restricted Cash	66	18
Current Assets of Discontinued Operations	—	107

Total Current Assets	743	528

PROPERTY, PLANT AND EQUIPMENT	1,854	1,602
Less: Accumulated Depreciation and Amortization	(206)	(164)

Net Property, Plant and Equipment	1,648	1,438

INVESTMENTS
Capital Leases-net	2,967	2,844
Corporate Joint Ventures	1,098	1,012
Partnership Interests	455	468
Other Investments	34	39

Total Investments	4,554	4,363

OTHER ASSETS
Goodwill	431	436
Other	95	103

Total Other Assets	526	539

TOTAL ASSETS	$7,471	$6,868

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$356	$320
Accounts Payable	198	248
Notes Payable	2	137
Current Liabilities of Discontinued Operations	—	95

Total Current Liabilities	556	800

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,365	1,041
Other Noncurrent Liabilities	199	188

Total Noncurrent Liabilities	1,564	1,229

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
MINORITY INTERESTS	73	109

LONG-TERM DEBT
Project Level, Non-Recourse Debt	1,216	880
Senior Notes	1,801	1,725

Total Long-Term Debt	3,017	2,605

MEMBER'S EQUITY
Ordinary Unit	1,888	1,888
Preference Units	509	509
Retained Earnings	210	107
Accumulated Other Comprehensive Loss	(346)	(379)

Total Member's Equity	2,261	2,125

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,471	$6,868

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2003	2002
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$120	$(422)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Write-down of Project Investment	—	506
Cumulative Effect of a Change in Accounting Principle, net of tax	—	120
Loss on Disposal of Discontinued Operations, net of tax	9	34
Depreciation and Amortization	49	40
Deferred Income Taxes (Other than Leases)	(1)	(206)
Leveraged Lease Income, Adjusted for Rents Received	66	72
Investment Distributions	7	5
Change in Fair Value of Derivative Financial Instruments	14	(15)
Undistributed Earnings from Affiliates	—	(42)
Net Gain on Investments	(40)	(9)
Foreign Currency Transaction (Gain) Loss	(3)	71
Proceeds on Withdrawal from Partnership	45	47
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	26	(79)
Accounts Payable	(126)	(30)
Other Current Assets and Liabilities	(4)	6
Other	8	22

Net Cash Provided By Operating Activities	170	120

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(199)	(242)
Investments in Joint Ventures and Partnerships	(31)	(241)
Investment in Capital Leases	—	(31)
Return of Capital from Partnerships	3	92
Change in Note Receivable—Affiliated Company	(105)	—
Other	3	33

Net Cash Used In Investing Activities	(329)	(389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Capital Contributions	—	300
Proceeds from Project-Level Non-Recourse Long-Term Debt	577	164
Net Change in Short-Term Debt	—	(85)
Cash Dividends Paid	(17)	(17)
Proceeds from Sale of Senior Notes	343	115
Distribution to Minority Shareholder	(42)	4
Restricted Cash	(46)	—
Repayment of Medium-Term and Project-Level Non-Recourse Debt	(633)	(199)
Other	(13)	(1)

Net Cash Provided By Financing Activities	169	281

Effect of Exchange Rate Changes	—	(2)

Net Change In Cash and Cash Equivalents	10	10
Cash and Cash Equivalents at Beginning of Period	104	54

Cash and Cash Equivalents at End of Period	$114	$64

Supplemental Disclosure of Cash Flow Information:
Income Tax Benefits	$(94)	$(89)
Interest Paid, Net of Amounts Capitalized	$111	$126

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and makes no representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

PSEG

      PSEG has four principal direct wholly-owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

PSE&G

      PSE&G is an operating public utility providing electric and gas transmission and distribution service in certain areas within the State of New Jersey. PSE&G owns PSE&G Transition Funding LLC, a bankruptcy remote entity established for the purpose of purchasing intangible transition property and issuing transition bonds.

Power

      Power is a multi-regional wholesale energy supply business that utilizes energy trading to optimize the value of its portfolio of electric generation assets, gas supply contracts and electric and gas supply obligations. Power has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Power also has a finance company subsidiary, PSEG Power Capital Investment Co., which provides certain financing for Power and its subsidiaries.

Energy Holdings

      Energy Holdings is the parent of PSEG Global LLC (Global), which invests and participates in the development and operation of international and domestic projects in the generation and distribution of energy, which include cogeneration and independent power production facilities and electric distribution companies; PSEG Resources LLC (Resources), which makes investments primarily in energy-related leveraged leases; Enterprise Group Development Corporation (EGDC), a commercial real estate property management business which has been conducting a controlled exit from this business since 1993. During the third quarter of 2003, Energy Holdings sold PSEG Energy Technologies Inc. (Energy Technologies). For additional information relating to Energy Technologies, see Note 6. Discontinued Operations.

Basis of Presentation

PSEG, PSE&G, Power and Energy Holdings

      The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with and update and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

supplement matters discussed in the respective 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

      The unaudited financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in the 2002 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2. New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 150, ''Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS 150)

PSEG and PSE&G

      SFAS 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Many of these instruments that were previously classified as equity in the ''mezzanine'' section (between liabilities and equity) must now be recorded as liabilities. SFAS 150 requires an issuer to classify qualifying instruments issued in the form of shares that are mandatorily redeemable as liabilities. The adoption of SFAS 150 did not have any effect on PSEG's, PSE&G's, Power's or Energy Holdings' financial statements. Had PSEG and PSE&G not adopted Financial Interpretation (FIN) No. 46, ''Consolidation of Variable Interest Entities (VIE)'' (FIN 46), as discussed below, the preferred securities associated with the capital trusts would have been reclassed to debt and preferred securities dividends would have been classified as interest expense under SFAS 150.

SFAS No. 149, ''Amendment of Statement 133 on Derivative Instruments and Hedging Activities'' (SFAS 149)

PSEG, PSE&G, Power and Energy Holdings

      SFAS 149 amends and clarifies the accounting guidance for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133).

      In particular, SFAS 149 clarifies circumstances under which a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133 and clarifies when a derivative contains a financing component and amends the definition to conform it to language used in FIN No. 45, ''Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others'' (FIN 45).

      Additionally, SFAS 149 amends SFAS 133's criteria for electing the normal purchase and sale exception, which exempts certain derivatives that meet the normal purchase and sales criteria from fair value reporting. The new guidance allows ''normal'' treatment for power capacity contracts (as defined by SFAS 133 and SFAS 149) even if the contracts are subject to unplanned netting. However, any non-power commodity contracts (i.e. gas contracts) and power contracts that do not meet the definition in SFAS 133 and SFAS 149 that are subject to unplanned netting, will be ineligible for ''normal'' treatment, which would result in those contracts being marked to market.

      SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on PSEG's, PSE&G's, Power's or Energy Holdings' respective financial statements due to the adoption of these rules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (SFAS 143)

PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 143. SFAS 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract.

      Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company is required to subsequently depreciate that asset retirement cost to expense over its useful life. In periods subsequent to initial measurement, an entity is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion are charged to Operation and Maintenance expense on the Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows are adjustments to the carrying amount of the related asset. See Note 3. Adoption of SFAS 143 for additional information.

SFAS No. 142, ''Goodwill and Other Intangible Assets'' (SFAS 142)

PSEG, PSE&G, Power and Energy Holdings

      On January 1, 2002, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 142. Under this standard, PSEG, PSE&G, Power and Energy Holdings were required to complete an impairment analysis of goodwill before June 30, 2002 and record any required impairment retroactive to January 1, 2002. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. At the time of adoption, PSE&G had no goodwill. The effect of no longer amortizing goodwill on an annual basis was not material to PSEG's or Power's financial position and results of operations upon adoption.

      Power and Energy Holdings evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests, which require broad assumptions and significant judgment to be exercised by management.

      In addition to goodwill, PSEG's total intangible assets as of September 30, 2003 were $200 million, all of which are not subject to amortization. These intangible assets totaled $114 million, $46 million and $40 million and related to defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights, respectively. In addition to goodwill, PSEG's total intangible assets as of December 31, 2002 were $206 million, all of which are not subject to amortization, of which $114 million, $52 million and $40 million, related to defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights, respectively.

PSE&G

      As of September 30, 2003 and December 31, 2002, PSE&G had intangible assets related to its defined benefit pension plans totaling $60 million. These intangible assets are not subject to amortization.

Power

      In addition to goodwill displayed in the table below, as of September 30, 2003, Power's intangible assets were $118 million, of which $32 million, $46 million and $40 million, related to its defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights at its Albany Station, respectively. As of December 31, 2002, Power's intangible assets were $125 million, of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$33 million, $52 million and $40 million, related to its defined benefit pension plans, emissions allowances, which are expensed as used, and various access rights at its Albany Station, respectively.

Energy Holdings

      In addition to goodwill displayed in the table below, Energy Holdings has an intangible asset related to its defined benefit pension plans of $5 million as of September 30, 2003 and December 31, 2002, which is not subject to amortization.

      On January 1, 2002, Energy Holdings recorded the results of its evaluation of the effect of SFAS 142. The total amount of goodwill impairments was $120 million, net of tax of $66 million.

Power and Energy Holdings

      As of September 30, 2003 and December 31, 2002, Power and Energy Holdings' goodwill and pro-rata share of goodwill in equity method investments was as follows:

	As of
	September 30, 2003	December 31, 2002
	(Millions)
Consolidated Investments
Energy Holdings—Global
Sociedad Austral de Electricidad S.A. (SAESA) (A)	$292	$290
Empresa de Electricidad de los Andes S.A. (Electroandes) (B)	133	140
Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO)	6	6

Total Energy Holdings-Global	431	436
Power—Albany Steam Station	16	16

Total PSEG Consolidated Goodwill	447	452

Pro-Rata Share of Equity Method Investments
Energy Holdings-Global
Rio Grande Energia (RGE) (A)	72	60
Chilquinta Energia S.A. (Chilquinta) (A)(C)	142	163
Luz del Sur S.A.A (C)	64	39
Kalaeloa	25	25

Pro-Rata Share of Equity Investment Goodwill	303	287

Total PSEG Goodwill	$750	$739

(A)	Changes relate to changes in foreign exchange rates.
(B)	Changes relate to purchase price allocation adjustments.
(C)	Changes relate to a realignment of existing investments in Chile and Peru.

FIN 46

PSEG, PSE&G, Power and Energy Holdings

      FIN 46 clarifies the application of Accounting Research Bulletin No. 51, ''Consolidated Financial Statements'', to VIEs. A VIE does not have equity capital sufficient to finance its activities (i.e. the entity requires additional support from its investors) and its equity investors as a group lack the essential characteristics of a controlling interest. FIN 46 requires that the potential risks and rewards for each investor be measured and compared. The investor that holds the most risks (downside variability) (primary measure) and/or is entitled to the most rewards (upside variability) is known as the primary beneficiary and is required to consolidate the entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Financial Accounting Standards Board (FASB) Staff Position 46-6 permits a company to delay, partially or fully, the adoption of FIN 46 from July 1, 2003 to the period ending after December 15, 2003 for VIEs created before February 1, 2003. PSEG, PSE&G, Power and Energy Holdings have adopted the provisions of FIN 46 as of July 1, 2003.

PSEG and PSE&G

      PSEG and PSE&G evaluated their respective interests in PSEG Capital Trust I-IV, PSEG Funding Trust I (trust holding Participating Equity Preference Securities (PEPS)), PSE&G Capital Trust LP and Capital Trust I-II and determined them to be VIEs under FIN 46. It was further determined that PSEG and PSE&G were not the primary beneficiaries of those entities and therefore were prohibited from consolidating them into the financial statements. Accordingly, these entities were deconsolidated as of July 1, 2003 and were recorded under the equity method of accounting. Prior period financial statements have been reclassified for comparability as permitted by FIN 46. This resulted in the removal of the preferred securities issued by the trusts from the balance sheet and the addition to the balance sheet of long-term debt in an equal amount between PSEG and PSE&G and the trusts, which previously had been eliminated in consolidation. Additionally, PSEG's and PSE&G's balance sheets will reflect their equity investment in these entities, which also was previously eliminated in consolidation and will result in equal amounts of additional assets and long-term debt of $41 million for PSEG and $5 million for PSE&G as of September 30, 2003 and December 31, 2002. The invested cash was loaned back to PSEG and PSE&G in connection with the issuance of the preferred securities. The following table displays the securities, and their original issuance amounts, held by the trusts that have now been deconsolidated.

	As of
	September 30, 2003	December 31, 2002
	(Millions)
PSEG
PSEG Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures
7.44%	$225	$225
Floating Rate	150	150
7.25%	150	150
8.75%	180	180
PSEG Participating Units
10.25%	460	460

Total PSEG (Parent)	1,165	1,165

PSE&G
PSE&G 8.00% Monthly Guaranteed Preferred Beneficial Interest in Subordinated Debentures	60	60
PSE&G Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's 8.125% Subordinated Debentures	95	95

Total PSE&G	155	155

Total PSEG Consolidated	$1,320	$1,320

      PSEG and PSE&G now record interest expense (previously eliminated against the interest income of the trust) instead of preferred securities dividends expense (since the preferred dividends are in the trusts that are no longer consolidated). For PSEG, these amounts totaled $17 million and $13 million for the three months ending September 30, 2003 and 2002, respectively and totaled $52 million and $39 million for the nine months ending September 30, 2003 and 2002, respectively. For PSE&G, these amounts totaled $3 million for the three months ending September 30, 2003 and 2002 and totaled $10 million for the nine months ending September 30, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PSEG and Energy Holdings

      Energy Holdings evaluated its interests in four real estate partnerships previously accounted for under the equity method of accounting. These entities were determined to be VIEs and Energy Holdings was determined to be the primary beneficiary and is therefore required to consolidate these entities. The current presentation reflects these entities on a fully consolidated basis and all prior periods have been restated as permitted by FIN 46.

      The impact of consolidating the real estate partnerships on the Consolidated Balance Sheets is as follows:

	As of
	September 30, 2003	December 31, 2002
	(Millions)
Amount Recorded under Equity Method of Accounting
Investment in Real Estate Partnerships	$23	$23

Amount Recorded under Consolidation
Current Assets	$5	$4
Noncurrent Assets	50	51

Total Assets	$55	$55

Current Liabilities	$1	$—
Noncurrent Liabilities	25	26
Minority Interest	6	6

Total Liabilities and Minority Interest	$32	$32

      The impact of consolidating the real estate partnerships' Statements of Operations on Operating Revenues and Operating Expenses was immaterial.

Emerging Issues Task Force (EITF) Issue No. 03-11, ''Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', and Not ''Held for Trading Purposes'' as Defined in EITF Issue No. 02-3, ''Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities'' (EITF 02-3)''

PSEG, PSE&G, Power and Energy Holdings

      The EITF has previously discussed the income statement presentation of gains and losses on contracts held for trading purposes in EITF 02-3. The EITF reached a consensus that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net when recognized in the income statement, whether or not settled physically, if the derivative instruments are ''held for trading purposes'' as defined in EITF 02-3. This issue contemplates whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes (as defined in EITF 02-3) but are derivatives subject to SFAS 133 (whether or not the derivative is designated as a hedging instrument pursuant to SFAS 133). On July 31, 2003, the EITF determined that whether realized gains and losses on physically settled derivative contracts not ''held for trading purposes'' should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. PSEG, PSE&G, Power and Energy Holdings are currently evaluating this interpretation and the impact, if any, this interpretation will have on their contracts. Because this issue pertains to financial statement presentation only, there will be no net effect on financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EITF Issue No. 03-4, ''Accounting for Cash Balance Pension Plans'' (EITF 03-4)

PSEG, PSE&G, Power and Energy Holdings

      EITF 03-4 requires that cash balance pension plans be accounted for as defined benefit plans. This standard states that cash balance plans are forms of accumulation plans with variable crediting formulas and are therefore not pay-related. As a result, a company would apply a traditional unit credit method for determining the expense associated with these plans. The effect of remeasuring the pension obligation using the guidance in this standard should be applied at PSEG's plans' next measurement date of December 31, 2003, with any adjustment being treated as an actuarial gain or loss pursuant to SFAS 87, ''Employer's Accounting for Pensions'' (SFAS 87).

      PSEG, PSE&G, Power and Energy Holdings each have previously accounted for these plans as defined benefit plans. The effect of these rules on PSEG's, PSE&G's, Power's and Energy Holdings' cash balance plans is still being evaluated. Although PSEG, PSE&G, Power and Energy Holdings do not believe that there will be a material impact, no assurances can be given.

EITF 02-3

PSEG and Power

      EITF 02-3 requires all gains and losses on energy trading derivatives to be reported on a net basis. Also, energy trading contracts that are not derivatives will no longer be marked to market. Instead, settlement accounting will be used. EITF 02-3 became fully effective January 1, 2003. Substantially all of Power's energy trading contracts qualify as derivatives under SFAS 133 and will therefore continue to be marked to market. The impact of implementing these rules had no effect on PSEG's or Power's earnings. Prior period Operating Revenues and Energy Costs on the Consolidated Statements of Operations have been reclassified on a net basis for comparability.

EITF Issue No. 01-8, ''Determining Whether an Arrangement is a Lease'' (EITF 01-8)

PSEG, PSE&G, Power and Energy Holdings

      EITF 01-8 provides guidance in determining whether an arrangement should be considered a lease subject to the requirements of FASB Statement No. 13, ''Accounting for Leases'' (SFAS 13). EITF 01-8 states that the evaluation of whether an arrangement contains a lease within the scope of SFAS 13 should be based on the substance of the arrangement. EITF 01-8 is applied to arrangements agreed or committed to, modified, or acquired in business combinations initiated on or after October 1, 2003.

Other

PSEG, PSE&G, Power and Energy Holdings

      In January 2001, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 133. In accordance with SFAS 133, all derivative instruments are recognized on the Consolidated Balance Sheets at their fair values. In relation to this standard, the FASB Derivative Implementation Group (DIG) issued certain interpretive guidance, including DIG Issue C-11 that relates to contracts which include broad market indices (i.e. Consumer Price Index). That interpretation sets forth the guidelines under which a contract could qualify as a normal purchase or sale under SFAS 133. In 2003, the FASB issued DIG Issue C-20 to amend the previous interpretation stating that the phrase ''not clearly and closely related to the asset being sold or purchased'' should involve an analysis of both qualitative and quantitative considerations. PSE&G, Power and Energy Holdings have reviewed their respective contracts and each have determined that there was no impact resulting from the adoption of this interpretation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Adoption of SFAS 143

PSEG and Power

      In the first quarter of 2003, Power completed its review of potential obligations under SFAS 143 and determined that these obligations are primarily related to the decommissioning of its nuclear power plants. Power's liability as of December 31, 2002 was approximately $766 million, which equaled the balance of its Nuclear Decommissioning Trust (NDT) Fund, as discussed below. As of January 1, 2003, as calculated under SFAS 143, the liability was approximately $261 million and the asset was approximately $50 million. This asset and liability were calculated using a probability-weighted average of multiple scenarios. The scenarios were each based on estimated cash flows, which were discounted using Power's risk-adjusted interest rate at the required effective date of the standard and considering the expected time period of the cash outflows. The scenarios included estimates for inflation, contingencies and assumptions related to the timing of decommissioning costs, using the current license lives for each unit, as well as early shutdown and license extensions scenarios.

      In addition to the $261 million nuclear decommissioning liability, Power identified certain other legal obligations that meet the criteria of SFAS 143, which at this time are not quantifiable, but could be material in the future. These obligations relate to certain industrial establishments subject to the New Jersey Industrial Site Recovery Act (ISRA), underground storage tanks subject to closure requirements, permits and authorizations, the restoration of an area to be occupied by a reservoir at the end of its useful life, an obligation to retire certain plants prior to the start up of a new plant and the demolition and restoration of certain other plant sites once they are no longer in service.

      Power also had $131 million of cost of removal liabilities as of December 31, 2002, which did not meet the requirements of an asset retirement obligation (ARO) and were therefore reversed and included in the Cumulative Effect of a Change in Accounting Principle recorded in the first quarter of 2003. As a result of reducing the existing nuclear decommissioning and cost of removal liabilities to their fair value and recording an ARO asset, PSEG and Power recorded a Cumulative Effect of a Change in Accounting Principle of $370 million (after-tax) in the first quarter of 2003. Of this amount, $292 million (after-tax) relates to Nuclear and $78 million (after-tax) relates to the cost of removal liabilities for the fossil units being reversed. For additional information regarding nuclear decommissioning cost responsibility, see Note 4. Regulatory Issues.

PSE&G

      PSE&G has identified certain other legal obligations that meet the criteria of SFAS 143, which at this time are not quantifiable and therefore are unable to be recorded. These obligations relate to certain industrial establishments subject to the ISRA, underground storage tanks subject to closure requirements, leases and licenses and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service.

      As of January 1, 2003, PSE&G had no legal liabilities, as contemplated under SFAS 143, recorded on its Consolidated Balance Sheets and, therefore, the effect of adoption did not result in an adjustment to the Consolidated Financial Statements. PSE&G does, however, have cost of removal liabilities, which total approximately $390 million as of September 30, 2003.

Energy Holdings

      Energy Holdings has identified certain legal obligations that meet the criteria of SFAS 143. However, it has determined that they are not material to its financial position, results of operations or net cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effect on the NDT Fund

Power

      Prior to the adoption of SFAS 143, amounts collected from PSE&G customers that have been deposited into the NDT Fund and realized and unrealized gains and losses in the trust were all recorded as changes in the NDT Fund with an offsetting charge to the nuclear decommissioning liability. Due to the summary order decision issued by the New Jersey Board of Public Utilities (BPU) that PSE&G's customers will no longer fund the NDT Fund, deferral accounting is no longer appropriate. In anticipation of this decision, beginning January 1, 2003, realized gains and losses were recorded in earnings and unrealized gains and losses were recorded as a component of Other Comprehensive Income (OCI), as required under SFAS No. 115, ''Accounting for Certain Investments in Debt and Equity Securities'' (SFAS 115). Additionally, because deferral accounting was no longer appropriate, as of January 1, 2003, Power recognized $68 million of pre-tax unrealized losses on securities in the NDT Fund, approximately $40 million of which were other than temporarily impaired and recorded this amount against earnings in the Cumulative Effect of a Change in an Accounting Principle in the first quarter of 2003.

Note 4. Regulatory Issues

PSE&G

Electric Base Rate Case

      In May 2002, PSE&G filed an Electric Base Rate Case with the BPU requesting an annual $250 million increase for its electric distribution business. In June 2003, a proposed settlement was filed with the Administrative Law Judge (ALJ) who recommended approval of the settlement to the BPU. In July 2003, PSE&G received an oral decision from the BPU approving the proposed settlement with certain modifications. As a result of the oral decision and summary written order, in the second quarter of 2003, PSE&G:

•	recorded a regulatory liability by reducing its depreciation reserve for its electric distribution assets by $155 million, which will be amortized from August 1, 2003 through December 31, 2005; and
•	recorded certain adjustments in connection with the resolution of various issues relating to the Final Order PSE&G received from the BPU in 1999 relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings. These amounts include a $30 million pre-tax refund related to revenues previously collected through the Societal Benefits Clause (SBC) for nuclear decommissioning. Because this amount reflects the final accounting for PSEG's generation-related business pursuant to the four-year transition plan mandated by the Final Order received from the BPU in 1999 relating to the New Jersey Electric Discount and Energy Competition Act, the adjustment has been recorded as an $18 million, after-tax, Extraordinary Item as required under Accounting Principles Board (APB) No. 30, ''Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions'' (APB 30) and SFAS 101, ''Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71'' (SFAS 101). Also included is an $18 million, pre-tax, increase in Market Transition Charge (MTC) overcollections which was recorded as a reduction to Operating Revenues and a $4 million, pre-tax, reduction in interest capitalized on various deferred balances during the transition period which was recorded as a charge to Interest Expense.

      In July 2003, the BPU issued a summary written order, which was substantially consistent with the oral decision, determining that PSE&G's customers will no longer pay, and do not have responsibility for nuclear decommissioning costs after July 31, 2003. Beginning August 1, 2003, the responsibility rests with the owners of the nuclear power plants. The BPU also indicated in the summary written order that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

there is no obligation to return to PSE&G's ratepayers any previously collected funds deposited into external trusts.

      A final written order from the BPU has not been issued, although PSE&G does not expect any material changes from the summary written order.

Note 5. Earnings Per Share

PSEG

      Diluted earnings per share are calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG's stock option plans. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions)
Continuing Operations	$213	$213	$207	$207	$684	$684	$161	$161
Discontinued Operations	(3)	(3)	(3)	(3)	(20)	(20)	(41)	(41)
Extraordinary Item	—	—	—	—	(18)	(18)	—	—
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	370	370	(120)	(120)

Net Income	$210	$210	$204	$204	$1,016	$1,016	$—	$—

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	226,414	226,414	206,723	206,723	225,893	225,893	206,277	206,277
Effect of Stock Options	—	774	—	59	—	562	—	275
Effect of Forward Contracts (PEPS)	—	405	—	—	—	—	—	—

Total Shares	226,414	227,593	206,723	206,782	225,893	226,455	206,277	206,552

Earnings per share:
Continuing Operations	$0.94	$0.93	$1.00	$1.00	$3.03	$3.02	$0.78	$0.78
Discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.09)	(0.09)	(0.20)	(0.20)
Extraordinary Item	—	—	—	—	(0.08)	(0.08)	—	—
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	1.64	1.64	(0.58)	(0.58)

Net Income	$0.93	$0.92	$0.99	$0.99	$4.50	$4.49	$—	$—

      There were approximately 3.3 million stock options not included in the weighted average common shares calculation used for diluted earnings per share due to their antidilutive effect for the quarter ended September 30, 2003. There were approximately 6.1 million stock options and 9.2 million participating units not included in the weighted average common shares calculation used for diluted earnings per share due to their antidilutive effect for the nine months ended September 30, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Discontinued Operations

Energy Holdings

Energy Technologies' Investments

      In June 2002, Energy Holdings adopted a plan to sell its heating, ventilating and air conditioning (HVAC)/mechanical operating companies. The HVAC/mechanical operating companies meet the criteria for classification as components of discontinued operations and all prior periods have been reclassified to conform to the current year's presentation.

      During 2003, Energy Holdings re-evaluated the carrying value of Energy Technologies' assets and liabilities and determined that market conditions required an additional write-down to fair value less cost to sell. Energy Holdings recorded an additional loss on disposal of Energy Technologies of $9 million, net of a $2 million tax benefit. The sale of the HVAC/mechanical operating companies and Energy Technologies was completed by September 30, 2003.

      Energy Holdings has retained certain assets and liabilities previously owned by Energy Technologies. As of September 30, 2003, the value of these investments consisted of $62 million in assets and $29 million in liabilities. Of the $62 million in assets, approximately $36 million relates to tax assets associated with the sale of the HVAC/mechanical operating companies, with the remaining balance relating primarily to accounts receivable not sold with the HVAC/mechanical operating companies.

      The revenues and results of operations of Energy Technologies for the quarter and nine months ended September 30, 2003 and 2002 are displayed below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)
Operating Revenues	$7	$107	$68	$292
Pre-Tax Operating Loss	$(5)	$(5)	$(18)	$(19)
Net Loss	$(3)	$(3)	$(11)	$(12)

      The carrying amounts of the assets and liabilities of the HVAC/mechanical operating companies, as of September 30, 2003 and December 31, 2002 are summarized in the following table:

	As of
	September 30, 2003	December 31, 2002
	(Millions)
Current Assets	$—	$82
Noncurrent Assets	—	25

Total Assets	$—	$107

Current Liabilities	$—	$85
Noncurrent Liabilities	—	5
Long-Term Debt	—	5

Total Liabilities	$—	$95

Tanir Bavi Power Company Ltd. (Tanir Bavi)

      In the fourth quarter of 2002, Global sold its 74% interest in the Tanir Bavi generating facility in India for approximately $45 million. The facility met the criteria for classification as a component of discontinued operations and all prior periods were reclassified to conform to that presentation. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

operating results of Tanir Bavi for the quarter and nine months ended September 30, 2002 are summarized below:

	Quarter Ended September 30, 2002	Nine Months Ended September 30, 2002
	(Millions)
Operating Revenues	$—	$61
Pre-Tax Operating Income	$—	$9
Net Income	$—	$5

Note 7. Commitments and Contingent Liabilities

Guaranteed Obligations

Power

      Power has issued a continuing guarantee of all indebtedness of its subsidiary, ER&T for the purpose of enabling it to obtain the credit it needs to conduct its business. The guarantee is subordinate and junior in right of payment prior to the repayment of Power's Senior Notes. The Senior Notes have varying principal amounts and maturity dates, with the final maturity occurring in 2031.

      Power has guaranteed certain commodity related transactions for ER&T, which is involved in energy marketing activities. These guarantees are pari pasu with Power's Senior Notes and were provided to counterparties in order to facilitate physical and financial agreements in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover the granting of lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can go either direction. The face value of the guarantees outstanding as of September 30, 2003 and December 31, 2002 was $1.5 billion and $1.1 billion, respectively. In order for Power to experience a liability for the face value of the outstanding guarantees, ER&T would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T's contracts would have to be ''out-of-the-money'' (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously ''out-of-the-money'' is highly unlikely. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable (AR/AP) and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $148 million and $268 million as of September 30, 2003 and December 31, 2002, respectively. Of the $148 million, $143 million is recorded on Power's Consolidated Balance Sheets as of September 30, 2003. A significant portion of the current exposure under such guarantees is attributable to the load contracts recently signed through the New Jersey Basic Generation Service (BGS) auction for the period beginning August 1, 2003. The load contracts are accounted for on a settlement basis. As energy is delivered under all of these contracts, Power's exposure under such guarantees decreases.

      In addition, all Master Agreements and other supply contracts contain margin and/or other collateral requirements that, as of September 30, 2003, could require Power to post additional collateral of approximately $232 million if a) Power were to lose its investment grade credit rating, and b) all counterparties with whom Power is ''out-of-the money'' under such contracts, were entitled to and called for collateral.

      As of September 30, 2003, letters of credit issued by Power were outstanding in the amount of approximately $86 million in support of various contractual obligations, environmental liabilities and to satisfy trading collateral obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Power has also guaranteed equity contributions by its subsidiaries relating to the construction of its Lawrenceburg, Indiana facility. Should Power lose its investment grade credit rating, it would be required to post $63 million in letters of credit for the project. This guarantee will be cancelled upon satisfaction of Power's equity commitment, which is included in its anticipated capital expenditures through the first quarter 2004.

Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects in an aggregate amount of approximately $221 million as of September 30, 2003. The guarantees include a $49 million standby equity commitment for Skawina CHP Plant in Poland (Skawina), a $37 million equity commitment for ELCHO in Poland, and a $25 million contingent guarantee related to debt service obligations of Chilquinta in connection with electric distribution companies in Chile and Peru. Additional guarantees consist of a $39 million leasing agreement guarantee for Prisma 2000 S.p.A. (Prisma) in Italy, $25 million of performance guarantees related to Energy Technologies that are supported by letters of credit discussed below and various other guarantees comprising the remaining $46 million. Approximately $37 million of such guarantees will be cancelled upon satisfaction of Global's equity commitments, which are included in Energy Holdings' anticipated capital expenditures for the remainder of 2003.

      As a result of Energy Holdings' credit ratings falling below investment grade, as required by the applicable agreements Energy Holdings posted letters of credit of approximately $9 million and $35 million in September 2003 and October 2003, respectively, for certain of their equity commitments, discussed above. Energy Holdings does not anticipate that any additional letters of credit will need to be posted should there be a further downgrade.

      In September 2003, Energy Technologies was sold. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies. As of September 30, 2003, there were $148 million of such bonds outstanding, of which $26 million related to the yet to be completed construction projects. The performance bonds are not included in the $221 million of guaranteed obligations discussed above. In January 2003, Energy Holdings provided an indemnification agreement and $31 million of letters of credit in support of Energy Technologies' obligations. As of September 30, 2003, $25 million in letters of credit remain, including obligations relating to certain of the HVAC/mechanical operating companies that have been previously sold. These amounts are expected to decrease over time as each of the HVAC/mechanical operating companies complete the work needed to satisfy the obligations, including inspection of the projects following their completion.

Environmental Matters

PSEG, PSE&G and Power

      Hazardous Waste

      The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G, Power and predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable other than for the Passaic River Site, as discussed below. PSE&G and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Power do not anticipate that compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

In September 2003, the NJDEP notified PSE&G and Power as potentially responsible parties (PRP) related to the Passaic River Site, see discussion below.

      Passaic River Site

      The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a ''facility'' within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River ''facility.''

      PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating and one former generating station and four former Manufactured Gas Plants (MGPs). PSE&G's costs to clean up former MGPs are recoverable from utility customers through the SBC. PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The operating generating station was transferred to Power in August 2000.

      In September 2003, the EPA notified 41 PRPs, including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated that it believes that hazardous substances were being released from the Essex Generating Station, an operating electric generating station, and a former MGP located in Harrison, NJ, which also includes facilities for PSE&G's ongoing gas operations. The EPA estimated that its study would require five to seven years and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs. Power assumed all environmental liabilities associated with the electric generating stations that PSE&G transferred to it, including the Essex Generating Station. Power will consider seeking recovery of any disbursed amounts from its insurance carriers, although no assurances can be given.

      Also, in September 2003, PSE&G, Power and 56 other PRPs received from the NJDEP a Directive and Notice to Insurers for the PRPs to arrange for a natural resource damage assessment and interim restoration of the lower Passaic River pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged in the Directive that it had determined that hazardous substances had been discharged from the Essex Site and the Harrison Site. PSEG and PSE&G and the other PRPs have 45 days to respond to the Directive.

      On October 24, 2003, NJDEP met with the PRPs and indicated that it had estimated that the cost to restore natural resources along the 17-mile stretch of the Passaic River was approximately $950 million. NJDEP also indicated that PRPs who are interested in settling NJDEP's natural resource damage claims with respect to the Passaic River could respond with a good faith offer to engage in settlement discussions and NJDEP would extend the deadline for response to the directive by an additional 90 days to allow the PRPs and NJDEP to negotiate a settlement. Many of the PRPs that received the directive, including PSE&G, are working together to determine an appropriate response.

      None of PSEG, PSE&G or Power can predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

PSE&G and Power

      MGP Remediation Program

      PSE&G is currently working with the NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former MGP sites. To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that at least $20 million per year could be incurred over a period of about 30 years since the inception of the program in 1988 and that the overall cost could be material. The costs for this remediation effort are recovered through SBC charges to utility customers.

      As of September 30, 2003, PSE&G's estimated net liability for remediation costs through 2005 totaled $115 million. Expenditures beyond 2005 cannot be reasonably estimated and are therefore not accrued.

      In September 2003, the EPA and NJDEP notified PRPs, including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA and NJDEP both indicated that they believed that hazardous substances were being released from a former MGP located in Harrison, NJ, among other locations. For further discussion related to this matter see ''Passaic River Site'' above.

Power

      Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

      The EPA and the NJDEP issued a demand in March 2000 under the Federal Clean Air Act (CAA) requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the information request in November 2000. In January 2002, Power reached an agreement with New Jersey and the federal government to resolve allegations of noncompliance with federal and New Jersey PSD/NSR regulations. Under that agreement, over the course of 10 years, Power must install advanced air pollution controls that are designed to reduce emissions of Nitrogen Oxide (NOx), Sulfur Dioxide (SO2), particulate matter and mercury. The estimated cost of the program at the time of the settlement was $337 million to be incurred through 2011. Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal burning units also resolved the dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operation to commence.

      Power has notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal burning unit, in light of market changes and increases in the cost of pollution control equipment and other necessary modifications. Power is exploring the feasibility of installing less costly pollution control equipment at the Hudson coal burning unit to satisfy the requirements of its agreement with the EPA and the NJDEP. The related costs associated with these modifications have not been included in Power's capital expenditure projections.

Industrial Site Recovery Act

      Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. The New Jersey statute that led to the identification is the Industrial Site Recovery Act (ISRA) that applies to the sale of certain assets. In the second quarter of 1999, in anticipation of the transfer of PSE&G's generation-related assets to Power, a study was conducted to identify potential environmental liabilities and PSEG recorded a $53 million liability related to these obligations, which is represented on the Consolidated Balance Sheets.

New Generation and Development

Power and Energy Holdings

      Completion of the projects discussed below, within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Power

      Through an indirect, wholly-owned subsidiary, Power is developing the Bethlehem Energy Center that will replace the Albany, NY Steam Station. Total costs for this project are expected to be approximately $500 million with expenditures to date of approximately $275 million. Construction began in 2002 with the expected completion date in 2005.

      Power is constructing a generation plant at Linden, New Jersey. Total costs are estimated at approximately $775 million with expenditures to date of approximately $600 million. Completion is expected in 2005.

      Power has constructed, through an indirect, wholly-owned subsidiary, a natural gas-fired generation plant in Waterford, Ohio which achieved commercial operation in August 2003. Power is constructing, through a separate indirect, wholly-owned subsidiary, a natural gas-fired generation plant in Lawrenceburg, Indiana. Both plants combined have an estimated aggregate total cost of $1.2 billion. Total expenditures to date on these projects have been approximately $1.1 billion. The required estimated equity investment in these projects is approximately $400 million, with the remainder being financed with non-recourse bank financing. As of September 30, 2003, approximately $375 million of equity has been invested in these projects. In connection with these projects, ER&T has entered into a five-year tolling agreement pursuant to which it is obligated to purchase the output of these facilities. Based on current prices, the purchase price under this contract is above market. ER&T may terminate the agreement upon repayment of the current financing scheduled for August 2005. The make-whole tolling agreements may result in additional equity investments being contributed into Lawrenceburg and Waterford to cover the required payments under the bank financing. The Lawrenceburg facility's commercial operation date has been delayed from the fourth quarter of 2003 to the first quarter of 2004.

      Power also has contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station (Salem) Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek Generating Station (Hope Creek) to increase its generating capacity. The power uprate for Hope Creek is currently scheduled to be completed by 2006, assuming timely approval from the Nuclear Regulatory Commission (NRC). The turbine replacements are currently scheduled to be completed by 2004 for Salem Unit 1 and 2006 for Salem Unit 2 and Hope Creek. Power's aggregate estimated costs for these projects are $211 million, with expenditures to date of approximately $84 million.

      Power has successfully renegotiated certain of its contracts relating to commitments of approximately $110 million for purchases of hardware and services, for which Power is no longer subject to cancellation penalties of up to $24 million.

      In addition, Power has entered into a long-term contractual service agreement with a vendor who will provide the outage and service needs for certain of Power's generating units at market rates. The contract covers approximately twenty-five years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts, and materials rendered.

Energy Holdings

      California

      GWF Energy LLC (GWF Energy), which is jointly owned by Global and Harbinger GWF LLC (Harbinger), owns and operates three peaker plants in California, including the Tracy Peaker Plant, a 170 MW facility that completed construction and achieved commercial operation under GWF Energy's power purchase agreement with the California Department of Water Resources in the second quarter of 2003.

      In September 2003, GWF Energy issued $226 million of 6.131% senior secured notes that mature on December 30, 2011. The note proceeds were used by GWF Energy to repay a $45 million bank loan that matured on September 30, 2003, and to make distributions to its members and for general corporate purposes. GWF Energy also closed a $35 million letter of credit reimbursement and working capital facility simultaneous with issuance of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Poland

      In 2002, Global acquired a 50% interest in the electric and thermal coal-fired Skawina plant, located in Poland. In accordance with the original agreement, Global increased its equity interest in Skawina to approximately 63% in August 2003. Additionally, the agreement obligates Global to offer to purchase an additional 12% from Skawina's employees in 2004, increasing Global's potential ownership interest to approximately 75%. Global's total equity investment is expected to be approximately $50 million. In addition, Global has approximately $49 million of equity commitment guarantees related to the modernization of the plant for environmental upgrades over an eight-year period, which could increase Global's total equity investment to $99 million. Global expects that cash generated from Skawina's operations will be sufficient to fund all modernization costs.

Minimum Fuel Purchase Requirements

Power

      Power purchases coal for certain of its fossil generation stations through various contracts and in the spot market for its generation plants. The total minimum purchase requirements included in these contracts amount to approximately $187 million through 2008.

      Power has several long-term purchase contracts with uranium suppliers, converters, enrichers and fabricators to meet the currently projected fuel requirements for Salem and Hope Creek nuclear power plants. On average, Power has various multi-year requirements-based purchase commitments that total approximately $88 million per year to meet Salem's and Hope Creek's fuel needs. Power has been advised by Exelon Generation LLC (Exelon), the co-owner and operator of Peach Bottom Atomic Power Station (Peach Bottom), that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom, through 2006 of which Power's share is approximately $49 million.

      In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas. As of September 30, 2003, the total minimum purchase requirements under these contracts were approximately $1.1 billion through 2016.

Nuclear Fuel Disposal

Power

      Under the Nuclear Waste Policy Act of 1982, as amended (NWPA), the Federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund at a rate of one mil ($0.001) per Kilowatt-hour (kWh) of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the US Department of Energy (DOE) was required to begin taking possession of the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility to be available earlier than 2010.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). The availability of adequate spent fuel storage capacity is estimated through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Power presently expects to construct an on-site storage facility that would satisfy the spent fuel storage needs of both Salem and Hope Creek through the end of their respective license lives. This construction will require certain regulatory approvals, the timely receipt of which cannot be assured. Exelon has advised Power that it has constructed an on-site storage facility at Peach Bottom that is now licensed and operational. This on-site storage facility will satisfy Peach Bottom's fuel storage until at least 2014.

      Exelon previously has advised Power that it had signed an agreement with the DOE applicable to Peach Bottom under which Exelon would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel. Under this agreement, Power's portion of Peach Bottom's Nuclear Waste Fund fees have been reduced by approximately $18 million through August 31, 2002, at which point the credits were fully utilized and covered the cost of Exelon's storage facility. In 2000, a petition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

was filed against the DOE in the US Court of Appeals for the Eleventh Circuit, seeking to set aside the receipt of credits by Exelon. In September 2002, the Court issued an opinion upholding the challenge by the petitioners. The DOE and Exelon are required to meet and discuss alternative funding sources for the settlement credits. The Eleventh Circuit's opinion suggests that the federal judgment fund should be available as an alternate source. On August 14, 2003, Exelon received a letter from the DOE demanding repayment of previously received credits from the Nuclear Waste Fund. The letter also demanded approximately $1 million of accrued interest. PSEG and Power continue to believe that it is the Federal government's obligation to pay for storage related costs due to DOE's failure to take possession of the spent nuclear fuel. Further, PSEG and Power also believe that any current payments potentially required relating to the past Nuclear Waste Fund fees will ultimately be recovered and accordingly no amounts have been accrued.

      In September 2001, Nuclear filed a complaint in the US Court of Federal Claims seeking damages caused by the DOE not taking possession of spent nuclear fuel in 1998. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

      In October 2001, Power filed a complaint in the US Court of Federal Claims, along with a number of other plaintiffs, seeking $28 million in relief from past overcharges by the DOE for enrichment services. No assurances can be given as to any damage recovery.

Other

PSE&G

      Basic Gas Supply Service (BGSS) Filing

      On May 30, 2003, PSE&G filed to increase its Residential BGSS Commodity Charge effective October 1, 2003 to recover approximately $102 million in additional revenues. On June 10, 2003, the case was transferred to the Office of Administrative Law (OAL) for hearings. On July 16, 2003, PSE&G filed a motion to implement the BGSS increase effective September 1, 2003, instead of October 1, 2003, on a provisional basis, which was approved by the New Jersey Board of Public Utilities (BPU). The New Jersey Ratepayer Advocate has filed its recommendation for the return of approximately $7 million to commercial and industrial customers representing amounts received from pipeline companies applicable to the periods prior to the effective date of the gas contract transfer on May 1, 2002 and overcollection from commercial and industrial customers as of that date. PSE&G cannot predict the outcome of this matter.

      Placement of Gas Meters

      In March 2003, a resident of a housing complex in Mount Laurel, New Jersey filed a purported class action lawsuit against PSE&G in New Jersey Superior Court demanding the utility move or shield gas meters located in allegedly dangerous locations. PSE&G filed a motion to dismiss the case or move the case to the BPU. The Court transferred the case to the BPU, which will review PSE&G's compliance with applicable standards for gas meter location and protection, while the Court retained jurisdiction with respect to negligence claims and damages following the BPU's proceeding. In October 2003, the township of Mount Laurel filed a motion to join the class action lawsuit. The BPU has set public hearings for December 1 and 2, 2003. PSE&G believes that its facilities are installed in accordance with applicable requirements to provide safe, adequate and proper service. If the BPU were to require changes in installation requirements, PSE&G would seek rate recovery for any costs associated with the changes. PSE&G cannot predict the ultimate outcome of this matter.

Energy Holdings

      Argentina

      In the second quarter 2003, the shares formerly held by Global in Empresa Distribuidora La Plata S.A. (EDELAP) were transferred to The AES Corporation (AES). In connection with that transfer, certain contingent obligations Global had with respect to the project loans relating to EDELAP have been terminated by agreement with the lenders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      In August 2003, the shares held by Global in the AES Parana companies were transferred to AES. In connection with the transfer, all contingent obligations Global had with respect to the project loans relating to the AES Parana project, except for one contingent obligation relating to an operating guarantee for $4 million, have been terminated by consent of the lenders.

      India

      Global has a 20% interest in PPN Power Generating Station (PPN) in the Indian State of Tamil Nadu. Output from the facility is sold under a long-term Power Purchase Agreement (PPA) with the Tamil Nadu Electricity Board (TNEB) which sells the power to retail end-user customers. TNEB has not made full payment to PPN for the purchase of energy under contract. The past due receivable at PPN as of September 30, 2003 was approximately $91 million, of which Global's share is approximately $9 million, net of a $9 million reserve.

      On April 1, 2003, PPN did not receive expected payments from TNEB, which resulted in PPN defaulting on a debt payment of $10 million to its project lenders. Additionally, PPN was unable to pay working capital interest, amounts due under letters of credit covering fuel supplies, gas supply invoices and fuel supply letters of credit due in April 2003. As a result, PPN closed the plant as of April 10, 2003. TNEB was notified of the plant closing resulting from PPN's inability to procure fuel and fund operating expenses due to non-payment by TNEB. Subsequently, TNEB has made adequate payments to enable PPN to pay its lenders and fuel suppliers through September 2003. The plant restarted on May 30, 2003 and has been in operation since then. As a result of these issues, Energy Holdings performed an impairment test in the second quarter of 2003 on this investment and determined that no impairment was necessary. If TNEB further fails to make required payments under the PPA, PPN may have further liquidity problems. Of the $91 million, discussed above, the TNEB has agreed to pay approximately $30 million and negotiations have begun regarding the remaining $61 million. Energy Holdings cannot predict the outcome of this matter. An adverse outcome to such negotiations could potentially result in an impairment of this investment, which could be material to PSEG's and Energy Holdings' respective results of operations. As of September 30, 2003, Energy Holdings' total investment exposure in PPN was approximately $40 million.

      Peru

      Electroandes

      In November 2002, the Peruvian Government created a subsidy in favor of the construction of the Camisea gas pipeline, in the form of a surcharge to the electric transmission tariffs paid by all end users. Two of Electroandes' largest customers (representing about 67% of its contracted capacity) refused to pay the surcharge, thus preventing Electroandes, in its role as collection agent, from transferring the associated funds to the beneficiaries of the surcharge. This situation prompted the electric regulator to initiate an investigation aimed at determining the reasons for Electroandes' alleged non-payment. Electroandes believes that its role is limited to collection of the surcharge from its customers and payment to the beneficiaries in a manner proportional to its collections. Subsequently, an agreement was reached with the company's largest customer, by virtue of which the customer assumed full payment of all past-due and future amounts associated with this surcharge (comprising 65% of the total subsidy amounts due by all customers).

      Seeking further protection from regulatory actions stemming from the remaining uncollected amounts, Electroandes filed a judicial process aimed at determining which party is responsible for payment of the subsidy. Associated with this process, it obtained a temporary restraining order preventing any party from taking action against Electroandes until a judge or panel of arbitrators determines which party is responsible. In the event that a judge or panel of arbitrators determines that Electroandes is liable for payment regardless of current laws, the total impact to Energy Holdings would be approximately $10 million over several years.

      Luz del Sur (LDS)

      The Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, claimed past-due taxes for the period between 1996-1999, plus penalties and interest,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

resulting from an interpretation of the law that allowed LDS to restate its assets to fair market value and take advantage of the resulting higher deductions from depreciation. While LDS prevailed on this issue in arbitration proceedings that ended in December 2001, SUNAT pursued the claim in the local Tax Court. The Tax Court ordered SUNAT to rule according to the arbitration, which was favorable to LDS. The Tax Court did make a reference to Article 8 of the law, which requires consideration of the legitimacy of the business motives leading to a corporate reorganization, such as the one made by LDS and which gave rise to the original dispute. LDS believes it had legitimate business motives to reorganize when it did and management believed that it acted in accordance with the applicable law and accordingly LDS's position prevailed as SUNAT agreed that Article 8 did not apply.

      Further, SUNAT stated that the revaluation study, performed in 1996, was not performed correctly and invalidates the study as if it never existed. It is LDS's position that laws and regulations did not define the methodology to be used in these matters and its study was based on generally accepted practices. LDS's total potential liability relating to this matter is approximately $55 million, of which $18 million is currently recorded as a deferred tax liability at LDS. Global's share of the net potential liability related to the claim by SUNAT is estimated at $16 million. No assurance can be given to the outcome of this case.

Note 8. Risk Management

PSEG, PSE&G, Power and Energy Holdings

      The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term ''hedge'' to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings use derivative instruments as risk management tools consistent with their respective business plans and prudent business practices.

Derivative Instruments and Hedging Activities

Energy Trading Contracts

      Power

      Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, fixed transmission rights (FTRs), coal and emission allowances in the spot, forward and futures markets, primarily in the Pennsylvania-New Jersey-Maryland Power Pool (PJM), but also in the surrounding region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana and natural gas in the producing region.

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures.

      Power marks to market its energy trading contracts in accordance with SFAS 133. Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of Power's margin deposits as of September 30, 2003 was approximately $32 million.

Commodity Contracts

      Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. Power manages its risk of fluctuations of energy price and availability through derivative instruments, such as forward purchase contracts, swaps, options, futures and FTRs.

      Cash Flow Hedges

      Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of September 30, 2003, the fair value of these hedges was $52 million. During the next 12 months, $2 million of unrealized gains (net of taxes) on these commodity derivatives accumulated in OCI is expected to be reclassified to earnings. As defined in SFAS 133, there was no ineffectiveness associated with these hedges since the terms of the instruments perfectly match the forecasted transaction the instruments are hedging. The maximum term of these cash flow hedges will expire in 2008.

      Effective with the transfer of PSE&G's gas contracts to Power on May 1, 2002, Power acquired all of the gas-related derivatives entered into by PSE&G. The derivatives used to hedge the forecasted purchase and sale of natural gas are designated and effective as cash flow hedges. Gains or losses from the derivatives entered into to hedge residential customer requirements are deferred and recovered from PSE&G's customers as part of the monthly billing to PSE&G. Unrealized gains or losses on the derivatives entered to hedge commercial and industrial customer requirements are recorded to OCI. There was no ineffectiveness realized on these hedges. As of September 30, 2003, the fair value of hedge instruments associated with hedging residential customer requirements was $(19) million. These hedges will mature through 2005.

      Other Derivatives

      Power also enters into certain other contracts which are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs on the Consolidated Statements of Operations. The fair value of these instruments as of September 30, 2003 was $3 million.

Interest Rates

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Fair Value Hedges

      Energy Holdings

      In April 2003, Energy Holdings, in a private placement, issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings has used interest rate swaps to convert a portion of this fixed-rate debt into variable-rate debt. The interest rate swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. As of September 30, 2003, the fair value of these hedges was $1 million. There was no ineffectiveness related to these hedges.

      Cash Flow Hedges

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in OCI. As of September 30, 2003, the fair value of these cash flow hedges was $(227) million, including $(19) million, $(61) million, $(8) million and $(139) million at PSEG, PSE&G, Power and Energy Holdings, respectively. The $(61) million at PSE&G is deferred and will be recovered from PSE&G's customers. During the next 12 months, $28 million of unrealized loss (net of taxes) on interest rate derivatives accumulated in OCI is expected to be reclassified to earnings, including $4 million, $4 million and $20 million at PSEG, Power and Energy Holdings, respectively.

Foreign Currencies

      Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of this risk is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the US Dollar. Additionally, certain of Global's foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in US Dollars or currencies other than their own functional currencies. Global, a US Dollar functional currency entity, is primarily exposed to changes in the US Dollar against the Brazilian Real, the Euro, the Polish Zloty, the Peruvian Nuevo Sol and the Chilean Peso. With respect to the foreign currency risk associated with the Brazilian Real and the Chilean Peso, there has already been significant devaluation since the initial acquisition of these investments, which has resulted in reduced US Dollar earnings and cash flows relative to initial projections. Whenever possible, these subsidiaries and affiliates have attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements, wherever possible, to manage risk related to certain foreign currency fluctuations.

      As of September 30, 2003, net cumulative foreign currency devaluations have reduced the total amount of Energy Holdings' Member's Equity by $273 million, of which $181 million and $101 million were caused by the devaluation of the Brazilian Real and the Chilean Peso, respectively.

      Cash Flow Hedges

      Affiliates of Energy Holdings purchase forward-exchange contracts as hedges of anticipated payments to contractors for projects under construction. These contracts are designed to hedge against the risk that the future cash payments will be adversely affected by changes in foreign currency rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2003, Energy Holdings' pro-rata share of the fair value on the forward-exchange contracts was immaterial. There was no ineffectiveness associated with these hedges.

      Additionally, an affiliate of Energy Holdings entered into a PPA that contained an embedded derivative. The embedded derivative was designated as a cash flow hedge of foreign currency debt exposure. To the extent that the derivative is effective in offsetting foreign currency exposure, the amount is recorded in OCI. Amounts are reclassified from OCI to earnings over the life of the debt. To the extent that the derivative is provided to hedge an equity return in US Dollars, the offsetting amount is recorded in earnings, which amounted to approximately $4 million for the nine months ended September 30, 2003. As of September 30, 2003, the fair value of the derivative was $10 million. The ineffectiveness associated with this hedge was immaterial to earnings. The maximum term of these cash flow hedges is related to the embedded derivative, which will expire in 2022.

Equity Securities

      Energy Holdings

      For the nine months ended September 30, 2003, Resources recognized $10 million of other than temporary impairments of non-publicly traded equity securities, which are held within its investment in certain leveraged buyout funds. For the nine months ended September 30, 2003, Resources has recognized a $6 million gain on the publicly traded equity securities within those funds. These gains and losses are included in Operating Revenues in the Consolidated Statements of Operations. As of September 30, 2003, Resources had investments in leveraged buyout funds of approximately $84 million, of which $26 million was comprised of public securities with available market prices and $58 million was comprised of non-publicly traded securities. As of December 31, 2002, Resources had investments in leveraged buyout funds of approximately $93 million, of which $24 million was comprised of public securities with available market prices and $69 million was comprised of non-publicly traded securities.

Note 9. Comprehensive Income

	PSE&G	Power (A)	Energy Holdings (B)	Other (C)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2003:
Net Income (Loss)	$69	$110	$45	$(14)	$210
Other Comprehensive Income (Loss)	(1)	50	18	1	68

Comprehensive Income (Loss)	$68	$160	$63	$(13)	$278

For the Quarter Ended September 30, 2002:
Net Income (Loss)	$56	$121	$40	$(13)	$204
Other Comprehensive Loss	—	—	(68)	(6)	(74)

Comprehensive Income (Loss)	$56	$121	$(28)	$(19)	$130

For the Nine Months Ended September 30, 2003:
Net Income (Loss)	$174	$766	$120	$(44)	$1,016
Other Comprehensive Income (Loss)	(1)	110	33	6	148

Comprehensive Income (Loss)	$173	$876	$153	$(38)	$1,164

For the Nine Months Ended September 30, 2002:
Net Income (Loss)	$131	$325	$(422)	$(34)	$—
Other Comprehensive Loss	(1)	(7)	(106)	(10)	(124)

Comprehensive Income (Loss)	$130	$318	$(528)	$(44)	$(124)

(A)	Changes at Power primarily relate to unrealized gains and losses in the NDT Fund in 2003.
(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments.
(C)	Other primarily consists of activity at PSEG (parent company), Services and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended September 30, 2003:
Interest Income	$1	$—	$—	$—	$1
NDT Fund Realized Gains	—	26	—	—	26
NDT Interest and Dividend Income	—	7	—	—	7
Foreign Currency Gains	—	—	3	—	3
Other	—	—	—	1	1

Total Other Income	$1	$33	$3	$1	$38

For the Quarter Ended September 30, 2002:
Interest Income	$3	$—	$—	$—	$3
Change in Derivative Fair Value	—	—	13	—	13
Gain on Early Retirement of Debt	—	—	4	—	4
Other	—	—	2	—	2

Total Other Income	$3	$—	$19	$—	$22

For the Nine Months Ended September 30, 2003:
Interest Income	$6	$—	$—	$—	$6
Gain on Disposition of Property	8	—	—	—	8
NDT Fund Realized Gains	—	86	—	—	86
NDT Interest and Dividend Income	—	20	—	—	20
Foreign Currency Gains	—	—	3	—	3
Other	—	1	—	2	3

Total Other Income	$14	$107	$3	$2	$126

For the Nine Months Ended September 30, 2002:
Interest Income	$3	$—	$—	$—	$3
Gain on Disposition of Property	1	—	—	—	1
Change in Derivative Fair Value	—	—	15	—	15
Minority Interest	—	—	—	2	2
Gain on Early Retirement of Debt	—	—	4	—	4
Other	1	—	2	1	4

Total Other Income	$5	$—	$21	$3	$29

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Deductions:
For the Quarter Ended September 30, 2003:
NDT Fund Realized Losses and Expenses	$—	$22	$—	$—	$22
Minority Interest	—	—	—	5	5
Change in Derivative Fair Value	—	—	2	—	2
Other	—	—	1	—	1

Total Other Deductions	$—	$22	$3	$5	$30

For the Quarter Ended September 30, 2002:
Minority Interest	$—	$—	$—	$2	$2
Foreign Currency Losses	—	—	2	—	2

Total Other Deductions	$—	$—	$2	$2	$4

For the Nine Months Ended September 30, 2003:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	67	—	—	67
Minority Interest	—	—	—	12	12
Change in Derivative Fair Value	—	—	14	—	14

Total Other Deductions	$1	$67	$14	$12	$94

For the Nine Months Ended September 30, 2002:
Donations	$1	$—	$—	$—	$1
Foreign Currency Losses	—	—	71	—	71

Total Other Deductions	$1	$—	$71	$—	$72

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations and intercompany eliminations at PSEG (parent company).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2003:
Income (Loss) before Income Taxes	$107	$187	$68	$(32)	$330
Tax computed at the statutory rate	37	65	24	(11)	115
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	8	11	—	(2)	17
Rate Differential of Foreign Operations	—	—	(10)	—	(10)
Plant Related Items	(7)	—	—	—	(7)
Other	—	1	1	—	2

Total Income Tax Expense (Benefit)	$38	$77	$15	$(13)	$117

Effective income tax rate	35.5%	41.2%	22.1%	40.6%	35.5%

For the Quarter Ended September 30, 2002:
Income (Loss) before Income Taxes	$87	$206	$61	$(23)	$331
Tax computed at the statutory rate	30	72	21	(9)	114
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	7	12	1	(1)	19
Rate Differential of Foreign Operations	—	—	(5)	—	(5)
Plant Related Items	(3)	—	—	—	(3)
Other	(3)	1	(1)	2	(1)

Total Income Tax Expense (Benefit)	$31	$85	$16	$(8)	$124

Effective income tax rate	35.6%	41.3%	26.2%	34.8%	37.5%

For the Nine Months Ended September 30, 2003:
Income (Loss) before Income Taxes	$278	$670	$200	$(92)	$1,056
Tax computed at the statutory rate	97	235	70	(32)	370
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	22	39	—	(5)	56
Rate Differential of Foreign Operations	—	—	(23)	—	(23)
Plant Related Items	(33)	—	—	—	(33)
Other	—	—	1	1	2

Total Income Tax Expense (Benefit)	$86	$274	$48	$(36)	$372

Effective income tax rate	30.9%	40.9%	24.0%	39.1%	35.2%

For the Nine Months Ended September 30, 2002:
Income (Loss) before Income Taxes	$204	$551	$(423)	$(53)	$279
Tax computed at the statutory rate	71	193	(148)	(19)	97
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	17	32	2	(3)	48
Rate Differential of Foreign Operations	—	—	(14)	—	(14)
Plant Related Items	(10)	—	—	—	(10)
Other	(5)	1	—	1	(3)

Total Income Tax Expense (Benefit)	$73	$226	$(160)	$(21)	$118

Effective income tax rate	35.8%	41.0%	37.8%	39.6%	42.3%

(A)	PSEG's other activities include amounts applicable to PSEG (parent corporation) that primarily relate to financing and certain administrative and general costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12. Financial Information by Business Segments

      Information related to the segments of PSEG and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other (A)	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2003:
Total Operating Revenues	$1,530	$1,248	$61	$143	$7	$(184)	$2,805
Income (Loss) from Continuing Operations	69	110	17	32	(1)	(14)	213
Loss from Discontinued Operations, net of tax	—	—	—	—	(3)	—	(3)
Net Income (Loss)	69	110	17	32	(4)	(14)	210
Segment Earnings (Loss)	68	110	15	28	(4)	(7)	210
Gross Additions to Long-Lived Assets	114	177	—	61	—	(14)	338
For the Nine Months Ended September 30, 2003:
Total Operating Revenues	$5,020	$4,313	$178	$422	$8	$(1,411)	$8,530
Income (Loss) from Continuing Operations	192	396	54	89	(3)	(44)	684
Loss from Discontinued Operations, net of tax	—	—	—	—	(20)	—	(20)
Extraordinary Item, net of tax	(18)	—	—	—	—	—	(18)
Cumulative Effect of a Change In Accounting Principle, net of tax	—	370	—	—	—	—	370
Net Income (Loss)	174	766	54	89	(23)	(44)	1,016
Segment Earnings (Loss)	171	766	50	76	(23)	(24)	1,016
Gross Additions to Long-Lived Assets	343	507	—	228	2	(10)	1,070
As of September 30, 2003:
Total Assets	$12,475	$7,156	$3,238	$4,026	$207	$(166)	$26,936
Investments in Equity Method Subsidiaries	$—	$—	$105	$1,396	$4	$—	$1,505
For the Quarter Ended September 30, 2002:
Total Operating Revenues	$1,405	$1,073	$67	$112	$8	$(351)	$2,314
Income (Loss) from Continuing Operations	56	121	21	24	(2)	(13)	207
Loss from Discontinued Operations, net of tax	—	—	—	—	(3)	—	(3)
Net Income (Loss)	56	121	21	24	(5)	(13)	204
Segment Earnings (Loss)	55	121	19	20	(5)	(6)	204
Gross Additions to Long-Lived Assets	126	247	—	64	1	(34)	404
For the Nine Months Ended September 30, 2002:
Total Operating Revenues	$4,294	$2,341	$158	$291	$7	$(1,460)	$5,631
Income (Loss) from Continuing Operations	131	325	35	(290)	(6)	(34)	161
Loss from Discontinued Operations, net of tax	—	—	—	(9)	(32)	—	(41)
Cumulative Effect of a Change In Accounting Principle, net of tax	—	—	—	(88)	(32)	—	(120)
Net Income (Loss)	131	325	35	(386)	(71)	(34)	—
Segment Earnings (Loss)	128	325	30	(399)	(70)	(14)	—
Gross Additions to Long-Lived Assets	322	792	6	470	7	(41)	1,556
As of December 31, 2002:
Total Assets	$12,434	$7,209	$3,086	$3,804	$(22)	$(688)	$25,823
Investments in Equity Method Subsidiaries	$—	$—	$118	$1,314	$4	$—	$1,436

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (parent company), the HVAC/operating companies of Energy Technologies, which are classified in discontinued operations and EGDC. The net losses primarily relate to financing and certain administrative and general costs at the Energy Holdings parent corporation. For a discussion of the charges relating to Discontinued Operations at Energy Technologies, see Note 6. Discontinued Operations.
(B)	PSEG's other activities include amounts applicable to PSEG (parent corporation), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions, rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 14. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at the PSEG parent corporation.

Note 13. Stock-Based Compensation

      PSEG applies APB Opinion No. 25, ''Accounting for Stock Issued to Employees,'' and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation cost has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant.

      The following table illustrates the effect on Net Income and Earnings Per Share if PSEG had applied the fair value recognition provisions of SFAS No. 123, ''Accounting for Stock-Based Compensation,'' to stock-based employee compensation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions, except Share Data)
Net Income, as reported	$210	$204	$1,016	$—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(6)	(8)

Pro forma Net Income (Loss)	$208	$202	$1,010	$(8)

Earnings per share:
Basic—as reported	$0.93	$0.99	$4.50	$—
Basic—pro forma	$0.92	$0.98	$4.47	$(0.04)
Diluted—as reported	$0.92	$0.99	$4.49	$—
Diluted—pro forma	$0.91	$0.98	$4.46	$(0.04)

Note 14. Related-Party Transactions

      The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

BGSS and BGS Contracts

PSE&G and Power

      Effective May 1, 2002, PSE&G transferred its gas supply contracts and gas inventory requirements to Power. On the same date, PSE&G entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS and other contractual requirements.

      For the quarters ended September 30, 2003 and 2002, Power billed PSE&G approximately $153 million and $111 million, respectively, for BGSS. For the nine months ended September 30, 2003 and 2002, Power billed PSE&G approximately $1.3 billion and $211 million, respectively, for BGSS. As of September 30, 2003 and December 31, 2002, PSE&G's payable to Power related to the BGSS contract was approximately $53 million and $241 million, respectively.

      Power charged PSE&G for the energy and capacity provided to meet its year four BGS requirements through July 31, 2002. Power also charged PSE&G for the MTC through July 31, 2003. For the quarters ended September 30, 2003 and 2002, Power charged PSE&G approximately $10 million and $215 million, respectively, for the MTC and BGS. For the nine months ended September 30, 2003 and 2002, Power charged PSE&G approximately $111 million and $1.2 billion, respectively, for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MTC and BGS. As of September 30, 2003, Power did not have a payable to PSE&G related to these costs. As of December 31, 2002, PSE&G's payable to Power relating to these costs was approximately $2 million.

      Power was a participant in the year five BGS auction held in February 2003. As a result of this participation, Power entered into contracts for a ten-month period beginning August 1, 2003, to supply hourly priced energy, capacity and ancillary services to PSE&G, which in turn provides these services to certain large industrial and commercial customers. For the quarter ended September 30, 2003, Power charged PSE&G approximately $15 million under this agreement. As of September 30, 2003, PSE&G's payable to Power was approximately $6 million.

      For the quarter and nine months ended September 30, 2002, PSE&G sold energy and capacity to Power at the market price of approximately $18 million and $80 million, respectively, which PSE&G purchased under various Non Utility Generation (NUG) contracts at costs above market prices.

Affiliate Loans

PSEG and Power

      As of September 30, 2003 and December 31, 2002, Power had a payable to PSEG of approximately $256 million and $239 million, respectively, for short-term funding needs. There was $1 million of interest expense related to these borrowings for the nine months ended September 30, 2003, as compared to $3 million for the nine months ended September 30, 2002.

PSEG and Energy Holdings

      As of September 30, 2003 and December 31, 2002, Energy Holdings had a note receivable due from PSEG of $166 million and $62 million, respectively, reflecting the investment of its excess cash with PSEG. Interest income related to this intercompany transaction was immaterial.

Energy Holdings

      Loans to Texas Independent Energy, L.P. (TIE)

      Global and its partner, TECO Energy, Inc. (Teco), own and operate two electric generation facilities in Texas through TIE, a 50/50 joint venture. In January 2003, Panda Energy International, Inc. (Panda) indirectly transferred 50% of its interest in TIE to Teco. In September 2003, Panda indirectly transferred its remaining interest in TIE to Teco. As of September 30, 2003, Global had outstanding approximately $70 million of loans to TIE that earn interest at an annual rate of 12% and that are scheduled to be repaid in quarterly installments through 2012. The quarterly loan installments due to Global are expected to be repaid out of the project cash flows or additional contributions from project partners in the event of insufficient project cash flows. For the quarter and nine months ended September 30, 2003, Global recorded approximately $3 million and $8 million, respectively, of interest income related to this loan.

      In March 2003, Global funded $14 million of convertible preferred equity to the two TIE projects as part of its negotiations with project lenders to amend the projects' credit agreements. The convertible preferred equity has a 15% coupon and is convertible at Global's option into an approximate 13% equity interest in TIE if not repaid in full by June 2004. This 13% equity interest is derived from the dilution of all existing general partners including Global and would give Global a net increase in ownership of approximately 7%.

      Loans to GWF Energy

      GWF Energy LLC (GWF Energy), which is jointly owned by Global and Harbinger GWF LLC (Harbinger), owns and operates three gas-fired peaker plants aggregating approximately 363 MW in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

California. In the third quarter 2003, Global's working capital loans to GWF Energy of approximately $4 million were paid back in full.

      In September 2003, GWF Energy issued $226 million of 6.131% senior secured notes that mature on December 30, 2011. The note proceeds were used by GWF Energy to repay a $45 million bank loan that matured on September 30, 2003, and to make distributions to its members and for general corporate purposes. GWF Energy made cash distributions to Global of approximately $137 million.

      As of September 30, 2003, Global's ownership interest in GWF Energy was approximately 76%. Harbinger has the right to buy back from Global up to one-half of the reduction of its equity ownership in GWF Energy from the 50% ownership level. Global and Harbinger are currently in arbitration over allegations that Global wrongfully diluted Harbinger's ownership percentage interest in GWF Energy. On June 4, 2003, Global and Harbinger agreed that the deadline for Harbinger to buy back from Global up to 50% of the dilution of its ownership interest in GWF Energy would be extended to 30 days after the issuance of the decision in the arbitration. The parties anticipate completion of the arbitration by November 30, 2003, although no assurances can be given.

Changes in Capitalization

PSE&G

      On January 21, 2003, PSEG contributed $170 million of equity to PSE&G.

Services

PSE&G, Power and Energy Holdings

      Services provides and bills administrative services to PSE&G, Power and Energy Holdings as follows:

	Services Billings for the Quarter Ended September 30,		Services Billings for the Nine Months Ended September 30,		Payable to Services as of
	2003	2002	2003	2002	September 30, 2003	December 31, 2002
	(Millions)
PSE&G	$50	$46	$151	$149	$16	$16
Power	27	27	81	93	13	2
Energy Holdings	4	5	12	15	1	3

      These transactions were recognized on each company's stand-alone financial statements and eliminated when preparing PSEG's consolidated financial statements. The cost of services provided by Services approximates market value for such services.

      On July 31, 2003, the BPU approved the sale by PSE&G to Services, of certain non-operating assets related to PSE&G's transmission and distribution operations with a net book value of approximately $53 million, together with associated rights and liabilities. The sale was completed on September 30, 2003 at net book value. A service agreement between PSE&G, Power, Energy Holdings and Services governs the level of services rendered between the companies.

Note 15. Guarantees of Debt

Power

      In April 2001, Power issued $500 million of 6.875% Senior Notes due 2006, $800 million of 7.75% Senior Notes due 2011 and $500 million of 8.625% Senior Notes due 2031. Additionally, in June 2002, Power issued $600 million of 6.95% Senior Notes due 2012. Each series of the Senior Notes and Pollution Control Bonds is fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

subsidiaries, as well as Power's non-guarantor subsidiaries, for the quarters and nine months ended September 30, 2003 and 2002.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total

			(Millions)
For the Quarter Ended September 30, 2003:
Operating Revenues	$—	$1,417	$70	$(239)	$1,248
Operating Expenses	—	1,216	69	(239)	1,046

Operating Income	—	201	1	—	202
Other Income	168	33	29	(197)	33
Other Deductions	—	(22)	—	—	(22)
Interest Expense	(35)	(25)	(10)	44	(26)
Income Taxes	(23)	(35)	(19)	—	(77)

Net Income (Loss)	$110	$152	$1	$(153)	$110

For the Nine Months Ended September 30, 2003:
Operating Revenues	$—	$4,790	$214	$(691)	$4,313
Operating Expenses	—	4,113	179	(691)	3,601

Operating Income	—	677	35	—	712
Other Income	844	112	87	(936)	107
Other Deductions	—	(67)	—	—	(67)
Interest Expense	(126)	(64)	6	102	(82)
Income Taxes	48	(267)	(55)	—	(274)
Cumulative Effect of a Change in Accounting Principle	—	366	4	—	370

Net Income (Loss)	$766	$757	$77	$(834)	$766

For the Nine Months Ended September 30, 2003:
Net Cash (Used In) Provided By Operating Activities	$(146)	$645	$43	$(22)	$520
Net Cash Provided By (Used In) Investing Activities	$177	$(389)	$(22)	$(291)	$(525)
Net Cash (Used In) Provided By Financing Activities	$(26)	$(270)	$—	$313	$17
For the Quarter Ended September 30, 2002:
Operating Revenues	$1	$1,203	$8	$(139)	$1,073
Operating Expenses	—	964	8	(140)	832

Operating (Loss) Income	1	239	—	1	241
Other Income	150	—	—	(150)	—
Interest Expense	(50)	(15)	31	(1)	(35)
Income Taxes	20	(94)	(11)	—	(85)

Net Income (Loss)	$121	$130	$20	$(150)	$121

For the Nine Months Ended September 30, 2002:
Operating Revenues	$2	$2,923	$14	$(598)	$2,341
Operating Expenses	—	2,280	18	(598)	1,700

Operating (Loss) Income	2	643	(4)	—	641
Other Income	402	—	—	(402)	—
Interest Expense	(132)	(45)	87	—	(90)
Income Taxes	53	(249)	(30)	—	(226)

Net Income (Loss)	$325	$349	$53	$(402)	$325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total

			(Millions)
For the Nine Months Ended September 30, 2002:
Net Cash (Used In) Provided By Operating Activities	$(371)	$706	$66	$(212)	$189
Net Cash (Used In) Provided By Investing Activities	$(2)	$(489)	$(280)	$1	$(770)
Net Cash Provided By (Used In) Financing Activities	$685	$15	$215	$(328)	$587
As of September 30, 2003:
Current Assets	$1,741	$1,744	$133	$(2,179)	$1,439
Property, Plant and Equipment, net	35	2,640	1,777	—	4,452
Noncurrent Assets	3,786	1,610	1,330	(5,461)	1,265

Total Assets	$5,562	$5,994	$3,240	$(7,640)	$7,156

Current Liabilities	$575	$2,062	$664	$(2,271)	$1,030
Noncurrent Liabilities	86	457	24	(72)	495
Note Payable— Affiliated Company	70	1,150	—	(1,220)	—
Long-Term Debt	2,516	—	800	—	3,316
Member's Equity	2,315	2,325	1,752	(4,077)	2,315

Total Liabilities and Member's Equity	$5,562	$5,994	$3,240	$(7,640)	$7,156

As of December 31, 2002:
Current Assets	$1,329	$1,614	$102	$(1,479)	$1,566
Property, Plant and Equipment, net	42	2,430	1,568	—	4,040
Noncurrent Assets	3,258	1,772	1,360	(4,787)	1,603

Total Assets	$4,629	$5,816	$3,030	$(6,266)	$7,209

Current Liabilities	$367	$1,926	$522	$(1,503)	$1,312
Noncurrent Liabilities	209	1,006	29	(102)	1,142
Note Payable—Affiliated Company	97	1,150	—	(1,247)	—
Long-Term Debt	2,516	—	800	—	3,316
Member's Equity	1,440	1,734	1,679	(3,414)	1,439

Total Liabilities and Member's Equity	$4,629	$5,816	$3,030	$(6,266)	$7,209

Note 16. Subsequent Events

PSEG

      On October 7, 2003, PSEG issued approximately 8.8 million shares of its common stock for $356 million. The net proceeds from the offering were used for repayment of short-term debt.

PSEG and Power

      In November 1997, the Federal Energy Regulatory Commission (FERC) issued the Pennsylvania-New Jersey-Maryland Power Pool (PJM) Restructuring Order, which required PSE&G to modify its contract with Old Dominion Electric Cooperative (ODEC) to remove pancaked transmission rates. While PSE&G sought rehearing of this order, it was nonetheless required to reduce its rate to ODEC by approximately $6 million per year, effective April 1, 1998. On December 19, 2002, based on a court ruling, FERC reversed its November 1997 order, thereby reinstating the original contract terms. This allowed Power to collect amounts for April 1998 through December 2002 pursuant to the original contract. Power billed ODEC for this amount in January 2003. Power has been billing, recording and receiving payment on the higher rate for services provided since January 2003. ODEC is paying such increased rates currently under protest, but had refused to pay past due amounts aggregating $31 million. On October 22, 2003, FERC issued its order denying ODEC's request for reconsideration and its request for a stay and allowing the contract rates to stand. The difference in revenues between the contracted rate and the FERC-ordered reduced rate of approximately $31 million, inclusive of back interest, will be recorded as Operating Revenues in the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

      Following are the significant changes in or additions to information reported in the 2002 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ending March 31, 2003 and June 30, 2003, affecting the consolidated financial condition and the results of operations of the registrants. This discussion refers to the registrants' Consolidated Financial Statements (Statements) and the related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

      This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

OVERVIEW

PSEG

      PSEG's business consists of four reportable segments, which are PSE&G and Power and two direct subsidiaries of Energy Holdings, PSEG Global LLC (Global) and PSEG Resources LLC (Resources). The following is a discussion of the major financial statement variances and follows the financial statement presentation as it relates to each of the segments. PSEG's results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings. For a more detailed discussion of the changes referenced for PSEG, see the applicable results of operations discussion for each respective subsidiary registrant.

      In the third quarter of 2003, PSEG reduced its earnings projection for 2003 Income from Continuing Operations from $3.70 to $3.90 per share to $3.60 to $3.75 per share. The reduction in earnings projections was principally a result of the effects of storm-related weather, including Hurricane Isabel in September 2003, on nuclear generation, electric distribution assets and related replacement power costs and also reflect a dilutive effect which will occur in the fourth quarter relating to the issuance of additional common equity in October 2003. In addition, PSEG has reviewed its 2004 guidance for Income from Continuing Operations and its long-term annual growth rate target in earnings per share and has indicated that the outcome will likely result in a reduction from a targeted 7% compound annual growth rate to a range of 4% to 6%. The long-term earnings per share growth rate is affected by, among other things, electric capacity and energy prices, capital expenditures, potential dividend increases and changes in its capital structure. The dilutive effect of the issuance of the additional equity and other factors caused PSEG to reduce its 2004 earnings per share projections from $3.75 to $3.95 per share to a range of $3.60 to $3.80 per share.

      In addition to factors affecting near-term earnings and the long-term growth rate referenced above, the results of the 2004 New Jersey Basic Generation Service (BGS) auction, expected to be held in February 2004, could have a material impact on this estimate. In October 2003, the BPU approved the New Jersey Electric Distribution Companies' (EDCs) proposal relating to the auction process for 2004, under which contracts will be entered into for one-year and three-year tranches, similar to the 2003 process. Power's strategy is to continue to explore opportunities to enter into longer-term contracts to provide power in New Jersey, as well as other states which have issued requests to suppliers to provide energy, such as Connecticut and Maryland, and through bilateral agreements in its target markets.

      Included in the revised 2003 earnings projection is an anticipated decline in Income from Continuing Operations for the fourth quarter of 2003 as compared to the same period in the prior year. The decrease is primarily at Power as a result of lower seasonal power rates approved in the New Jersey BGS auction for the fourth quarter of 2003 compared to the higher fixed annual rates in effect last year. Power experienced high margins in the fourth quarter of 2002 as its revenues were priced at the fixed annual BGS rate while it met its load obligations by sourcing low cost power in the shoulder months. Anticipated variations in both electric and gas volumes are also expected to contribute to the change. Also, Operation and Maintenance costs are expected to be higher due to several additional planned outages in the fourth quarter of 2003 compared to 2002. At PSE&G, higher Operation and Maintenance costs are expected in the fourth quarter of 2003 due to higher pension costs and the absence of a temporary cost containment effort that was in effect for the latter part of 2002. PSE&G's margins are also expected to be lower due to the effects of normal weather expected in the fourth quarter of 2003 compared to the cold weather in the fourth quarter of 2002, partially offset by the effects of the electric base rate case. Finally, the effect of the October 2003 stock issuance will also dilute earnings per share.

      On October 7, 2003, PSEG issued approximately 8.8 million shares of its common equity for $356 million in order to strengthen its capital structure and enhance its credit quality. Proceeds were used for the repayment of short-term debt.

      The results for PSEG, PSE&G, Power and Energy Holdings for the quarter and nine months ended September 30, 2003 and 2002 are presented below:

	Earnings (Losses)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Millions)		(Millions)
PSE&G	$69	$56	$192	$131
Power	110	121	396	325
Energy Holdings:
Global (A)	32	24	89	(290)
Resources	17	21	54	35
Other (B)	(1)	(2)	(3)	(6)

Total Energy Holdings (A)	48	43	140	(261)
Other (C)	(14)	(13)	(44)	(34)

PSEG Income from Continuing Operations (A)	213	207	684	161
Loss from Discontinued Operations, including Loss on Disposal (D)	(3)	(3)	(20)	(41)
Extraordinary Item (E)	—	—	(18)	—
Cumulative Effect of a Change in Accounting Principle (F)	—	—	370	(120)

PSEG Net Income (A)	$210	$204	$1,016	$—

	Contribution to Earnings Per Share (Diluted)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
PSE&G	$0.30	$0.27	$0.85	$0.63
Power	0.48	0.59	1.75	1.57
Energy Holdings:
Global (A)	0.14	0.11	0.39	(1.40)
Resources	0.07	0.10	0.24	0.17
Other (B)	—	(0.01)	(0.01)	(0.03)

Total Energy Holdings (A)	0.21	0.20	0.62	(1.26)
Other (C)	(0.06)	(0.06)	(0.20)	(0.16)

PSEG Income from Continuing Operations (A)	0.93	1.00	3.02	0.78
Loss from Discontinued Operations, including Loss on Disposal (D)	(0.01)	(0.01)	(0.09)	(0.20)
Extraordinary Item (E)	—	—	(0.08)	—
Cumulative Effect of a Change in Accounting Principle (F)	—	—	1.64	(0.58)

PSEG Net Income (A)	$0.92	$0.99	$4.49	$—

(A)	Includes after-tax write-down and losses related to Argentine investments of $374 million or $1.81 for the nine months ended September 30, 2002.

(B)	Other activities include non-segment amounts of Energy Holdings, PSEG Energy Technologies Inc. (Energy Technologies), Enterprise Group Development Corporation (EGDC) and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.

(C)	Other activities include non-segment amounts of PSEG (parent company) and intercompany eliminations. Specific amounts include preferred securities dividends requirements for PSE&G and Energy Holdings, interest on certain financing transactions and certain other administrative and general expenses at PSEG (parent company).

(D)	Includes Discontinued Operations of Energy Technologies in 2003 and 2002 and Global's Tanir Bavi facility in 2002. See Note 6. Discontinued Operations of the Notes.

(E)	Relates to charge recorded in the second quarter of 2003 at PSE&G resulting from the decision issued by the New Jersey Board of Public Utilities (BPU) in PSE&G's Electric Base Rate Case in July 2003. See Note 4. Regulatory Issues of the Notes.

(F)	Relates to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, ''Asset Retirement Obligations'' (SFAS 143) in 2003 and the adoption of SFAS No. 142, ''Goodwill and Other Intangible Assets'' (SFAS 142) in 2002. See Note 2. New Accounting Standards and Note 3. Adoption of SFAS 143 of the Notes.

      The increase in Income from Continuing Operations for the quarter ended September 30, 2003, as compared to the same period in 2002 was primarily due to improved earnings at PSE&G relating to increased electric base rates, seasonality in those rates as a result of the Electric Base Rate Case and lower interest costs, partially offset by higher Operation and Maintenance expense. Also contributing to the increase were higher earnings from Energy Holdings relating to operations at Global. Partially offsetting these increases were lower earnings at Power primarily related to the effects of storm-related weather and higher Operation and Maintenance expense offset by the benefits resulting from the operation of the two generating facilities in Connecticut that were acquired in December 2002. The growth in Income from Continuing Operations is not evidenced by the per share amounts shown above due to dilution caused mainly by the common stock issuance in the fourth quarter of 2002.

      In addition to the items discussed above for the quarter, significant period-to-period increases in Income from Continuing Operations for the nine months ended September 30, 2003, as compared to the same period in the prior year, was due primarily to the after-tax write-down of $374 million related to Energy Holdings' Argentine investments that were recorded in 2002. Also contributing to the increase were higher margins at Power driven by an increase in volume as a result of the BGS contracts that went into effect August 2002 and realized gains in its Nuclear Decommissioning Trust (NDT) portfolio, improved earnings at PSE&G due to favorable weather effects and improvements at Energy Holdings, largely due to the absence of write-downs of securities at Resources held within certain leveraged buyout funds recorded in the second quarter of 2002.

      Included in PSEG's Net Income was an after-tax benefit in the amount of $370 million related to the adoption of SFAS 143 during the first quarter of 2003. This benefit was due mainly to the required remeasurement of Power's nuclear decommissioning obligations. Conversely, for the first quarter of 2002, PSEG adopted SFAS 142 and incurred an after-tax charge of $120 million related to goodwill impairments at certain of Energy Holdings' investments.

      Also contributing to the changes in Net Income was a decrease in Energy Holdings' Loss from Discontinued Operations of $21 million for the nine months ended September 30, 2003, as compared to the same period in 2002, and an $18 million, after-tax, extraordinary charge recorded at PSE&G in the second quarter of 2003 related to the outcome of its Electric Base Rate Case, discussed below in PSE&G's Overview.

PSE&G

      Income from Continuing Operations increased $13 million and $61 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. PSE&G's

Earnings Available to PSEG increased $13 million or 24% and $43 million or 34% for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increases for the quarter were primarily due to the outcome of the Electric Base Rate Case as discussed further below. This resulted in increased electric distribution rates, and the seasonality of those rates, which significantly increased commercial and industrial customers' rates in the summer months. Also contributing to the increase in Income from Continuing Operations was lower interest expense due to reduced debt levels. This was offset by an increase in Operation and Maintenance expense as a result of increased labor and benefits charges, higher pension costs and storm-related costs. In addition to the items discussed for the quarter, the increases for the nine months ended September 30, 2003, as compared to the same period in 2002, were attributable to higher gas volumes and favorable weather conditions, which were partially offset by certain charges recognized in the second quarter of 2003 in accordance with the Electric Base Rate Case. These changes include a pre-tax charge to Operating Revenues of $18 million relating to the Market Transition Charge (MTC) and a $30 million pre-tax, $18 million after-tax, extraordinary charge relating to the treatment of recoveries of nuclear decommissioning costs from ratepayers in the Electric Base Rate Case. A summary of the rate case outcome is discussed below.

      PSE&G filed an Electric Base Rate Case in 2002 with the BPU requesting an annual increase of $250 million for its electric distribution business. In June 2003, a proposed settlement was filed with the Administrative Law Judge (ALJ) who subsequently recommended approval of the settlement to the BPU. In July 2003, PSE&G received an oral decision from the BPU approving the proposed settlement with certain modifications.

      The following is a summary of the significant issues provided for in the oral decision and summary written order:

•	PSE&G began charging its customers $159.5 million annual increase in its electric distribution rates August 1, 2003.

•	PSE&G has reduced its electric distribution depreciation rates from 3.52% to 2.49%, effective August 1, 2003. This change will reduce depreciation expense by approximately $40 million per year.

•	PSE&G recorded a regulatory liability in the second quarter of 2003 by reducing its depreciation reserve for its electric distribution assets by $155 million and will amortize the liability from August 1, 2003 through December 31, 2005. The annual amortization of this liability is $64 million and will result in a reduction of Depreciation and Amortization expense. Subsequent to the amortization of this reserve, the BPU's oral decision allows PSE&G to file for an additional $64 million annual increase in electric distribution rates effective January 1, 2006, subject to BPU approval, including a review of PSE&G's earnings and other relevant financial information.

•	PSE&G is refunding approximately $238 million to ratepayers through an adjustment of rates which include certain amounts related to the order PSE&G received from the BPU in 1999 relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings. These amounts include a $30 million pre-tax refund related to amounts previously collected through the rates for nuclear decommissioning, which was accounted for as an Extraordinary Item as discussed further in Note 4. Regulatory Issues of the Notes. Also, PSE&G has begun to refund through rates an $18 million, pre-tax, amount for MTC overcollections which was recorded in full during the second quarter of 2003 as a reduction to Operating Revenues and a $4 million, pre-tax, reduction in interest capitalized on various deferred balances and was recorded as a charge to Interest Expense.

•	PSE&G began to recover deferred Repair Allowances and deferred Restructuring Costs over a ten-year period commencing August 1, 2003.

•	PSE&G sold approximately $53 million of non-operating assets, at book value, to PSEG Services Corporation (Services) in the third quarter of 2003. For additional information, see Note 14. Related-Party Transactions of the Notes.

Power

      Power's Income from Continuing Operations decreased $11 million to $110 million and increased $71 million to $396 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease for the quarter was mainly attributable to storm-related weather, including Hurricane Isabel in September 2003, which affected the transmission switchyards of Power's New Jersey nuclear generation facilities, and resulted in a temporary outage of the Salem and Hope Creek nuclear units, resulting in the need to purchase higher cost replacement power. The increase for the nine months ended September 30, 2003 was primarily due to higher margins from Power's electric load contracts driven by increased volume as a result of the August 2002 BGS contracts. Power also benefited throughout 2003 from its operation of two generating facilities in Connecticut that were acquired in December 2002. In addition, net gains realized in Power's NDT Fund were favorable for the quarter and nine months ended September 30, 2003 as compared to the same periods in 2002. Partially offsetting the increase was an increase in Operation and Maintenance expense as a result of storm-related weather and higher pension costs.

      Earnings Available to PSEG were $110 million and $766 million for the quarter and nine months ended September 30, 2003, respectively, as compared to $121 million and $325 million for the same periods in 2002. Included in the nine months ended September 30, 2003 was the effect of the adoption of SFAS 143 resulting in an after-tax benefit of $370 million. The benefit is related to the required remeasurement of Power's asset retirement obligations, mainly nuclear decommissioning, within its businesses.

Energy Holdings

      Energy Holdings' Income from Continuing Operations was $48 million and $140 million for the quarter and nine months ended September 30, 2003, respectively. Income (Losses) from Continuing Operations for the quarter and nine months ended September 30, 2002 were $43 million and $(261) million, respectively, which included after tax losses of $374 million for the nine months ended September 30, 2002, related to Global's abandoned investments in Argentina. Also contributing to the increase for the quarter and nine months ended September 30, 2003 was improved earnings from operations at Global, particularly its investments in Texas Independent Energy (TIE) and GWF Energy LLC (GWF Energy).

      Earnings Available to PSEG were $39 million and $103 million for the quarter and nine months ended September 30, 2003, respectively, as compared to Earnings (Losses) Available to PSEG of $34 million and $(439) million in the same periods in 2002. The change was largely attributable to losses related to Global's investments in Argentina discussed above, and higher losses in 2002 from Discontinued Operations. The adoption of SFAS 142 in the first quarter of 2002, which resulted in an after-tax charge of $120 million, also contributed to the increase for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

PSEG

      Operating Revenues

      For the quarter ended September 30, 2003, Operating Revenues increased by $491 million or 21%, as compared to the same period in 2002. This was primarily due to a change in the manner by which the BGS is purchased and sold, as discussed below. Also contributing to the increase were increased revenues of approximately $130 million from Power, primarily related to new load contracts with third-party wholesale electric suppliers which went into effect August 1, 2002 and increased energy sales into the New England Power Pool resulting from Power's operation of two generation facilities in Connecticut that were acquired in December 2002. In addition, PSE&G contributed increased Operating Revenues of $125 million due primarily to increased prices for gas and electricity and Energy Holdings' Operating Revenues increased $24 million primarily relating to higher generation revenues from Global's projects, partially offset by lower distribution revenues and lower revenues from Resources.

      For the nine months ended September 30, 2003, Operating Revenues increased by $2.9 billion or 51%, as compared to the same period in 2002. This was also due primarily to the BGS changes discussed below. Also contributing to the increase was an approximate $900 million increase in revenues from Power mainly related to load contract volume increases under the load contracts which commenced on August 1, 2002 and increased revenues from the two generation facilities in Connecticut, a $726 million increase in PSE&G's Operating Revenues due primarily to increased prices and sales volumes for gas and a $152 million increase in Energy Holdings' Operating Revenues relating to higher revenues from Global's generation projects and increased revenues at Resources.

      As discussed above, a portion of the increase in Operating Revenues for the quarter and nine months ended September 30, 2003, as compared to the same periods in 2002, is due to the fact that Power's electric revenues are not being eliminated in consolidation subsequent to July 2002 by PSEG. Under the prior BGS contracts, which terminated on July 31, 2002, Power sold energy directly to PSE&G, which in turn sold this energy to its customers. These revenues were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Consolidated Financial Statements. For the BGS contract period beginning August 1, 2002, Power entered into contracts with third parties who are direct suppliers of New Jersey's Electric Distribution Companies (EDCs) and PSE&G purchases the energy for its customers' needs from direct third party suppliers. Due to this change in the BGS model, with the exception of a small portion of energy sold under the new contracts effective August 1, 2003, as discussed below, these revenues are no longer intercompany revenues and, therefore, are not eliminated in consolidation. For the quarter and nine months ended September 30, 2003, PSEG's elimination related to the combined intercompany BGS and MTC revenues, decreased for those periods by approximately $190 million and $1 billion, respectively, as compared to the comparable periods in the prior year due primarily to this change. Also related to this change in the BGS model, PSE&G, in August 2002, began selling energy purchased under non-utility generation (NUG) contracts, which it had previously sold to Power, to the Pennsylvania-New Jersey-Maryland Power Pool (PJM), with the capacity purchased under these contracts being provided to the BGS suppliers on a pro-rata basis. As a result, for the quarter and nine months ended September 30, 2003, PSEG's revenues related to NUG contracts increased by approximately $18 million and $80 million, respectively.

      As a participant in the BGS auction held in February 2003, Power entered into hourly energy price contracts to be a direct supplier of certain large customers for a ten-month period beginning August 1, 2003. Power also entered into contracts with third parties who are direct suppliers of New Jersey's EDCs. Under these load contracts, which took effect on August 1, 2003, Power supplies a small portion of energy and capacity directly to PSE&G while acting as a direct supplier for certain large customers of PSE&G. These intercompany amounts between PSE&G and Power are eliminated when preparing PSEG's Consolidated Financial Statements. For the quarter ended September 30, 2003, Power charged PSE&G approximately $15 million under this agreement, which is included in the amounts discussed above.

      Operating Expenses

      Energy Costs

      For the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, Energy Costs increased approximately $414 million or 35% primarily due to the fact that PSE&G no longer purchases electric energy directly from Power, as discussed above in Operating Revenues. Amounts attributable to this change totaled approximately $208 million between the quarters ended September 30, 2003 and 2002. Also contributing to the increase were a $111 million net increase in natural gas costs, an $80 million increase at Power primarily related to increased energy purchases and third-party wholesale electric supply contracts, discussed further below under Power, a $16 million increase in electric energy costs at PSE&G discussed further below under PSE&G.

      For the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, Energy Costs increased approximately $2.6 billion or 109% due primarily to the fact that PSE&G no longer purchases electric energy directly from Power, as discussed above in Operating Revenues. Amounts attributable to this change totaled approximately $1.1 billion between the nine months ended September 30, 2003 and 2002. Also contributing to the increase were an approximate $700 million net increase in gas costs, a $634 million increase at Power primarily related to increased power purchases and third-party wholesale electric supply contracts, discussed further below under Power, a $99 million increase in electric energy costs at PSE&G discussed further below under PSE&G and a $39 million increase at Energy Holdings, relating to projects at Global, discussed further below under Energy Holdings.

      Operation and Maintenance

      For the quarter ended September 30, 2003, Operation and Maintenance expense increased $76 million or 17%, as compared to the quarter ended September 30, 2002, due to a $44 million increase at Power primarily due to the acquisition of the generating facilities in Connecticut in December 2002, higher pension costs, higher accretion expense and higher nuclear refueling outage costs and a $34 million increase at PSE&G due primarily to higher labor and fringe benefit costs and storm-related costs, discussed further below under PSE&G.

      For the nine months ended September 30, 2003, Operation and Maintenance expense increased $163 million or 12%, as compared to the nine months ended September 30, 2002 due to a $99 million increase at Power primarily due to the acquisition of the generating facilities in Connecticut in December 2002, higher pension costs, higher accretion expense and higher nuclear refueling outage costs and a $50 million increase at PSE&G due primarily to higher labor and fringe benefit costs, higher Demand Side Management (DSM) amortization, higher bad debt expense and storm-related costs, discussed further below under PSE&G. In addition, Operation and Maintenance expense increased at Energy Holdings by $11 million, due mainly to costs associated with projects at Global as discussed further below under Energy Holdings.

      Depreciation and Amortization

      For the quarter and nine months ended September 30, 2003, Depreciation and Amortization decreased by $1 million and $64 million, respectively, as compared to the same periods in 2002. The decrease for the nine months was primarily due to a $66 million decrease at PSE&G as discussed further below under PSE&G.

      Taxes Other Than Income Taxes

      Taxes Other Than Income Taxes is comprised of the Transitional Energy Facility Assessment (TEFA) tax at PSE&G. Taxes Other Than Income Taxes decreased $2 million or 6% and increased $6 million or 6% for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The changes in the amount of the TEFA related to changes in PSE&G's taxable sales in 2003. Legislation enacted in January 2002 freezes the TEFA unit rate surcharges at the 2001 levels through 2004 and then reduces the rates over the next three years, phasing out the TEFA by 2007.

      Income from Equity Method Investments

      For the quarter ended September 30, 2003, Income from Equity Method Investments increased by $1 million or 3% to $33 million from $32 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, Income from Equity Method Investments decreased by $13 million or 14% to $82 million from $95 million for the nine months ended September 30, 2002. These decreases are primarily due to lower earnings in 2003 of $12 million at Rio Grande Energia (RGE) and lower interest income of $4 million related to the Eagle Point Cogeneration Partnership (EPCP).

      Other Income

      For the quarter ended September 30, 2003, Other Income increased by $16 million, as compared to the quarter ended September 30, 2002, due primarily to a $33 million increase at Power mainly related to realized gains and the recognition of interest and dividend income in its Nuclear Decommissioning Trust (NDT) Fund. This was partially offset by the absence of favorable changes in derivative fair values at Energy Holdings of $12 million.

      For the nine months ended September 30, 2003, Other Income increased by $97 million, as compared to the nine months ended September 30, 2002, due primarily to a $107 million increase at Power and an $9 million increase at PSE&G, partially offset by a $18 million decrease at Energy Holdings. Power's increase was due to realized gains and the recognition of interest and dividend income in its NDT Fund. The increase at PSE&G was primarily due to gains on the disposal of various electric properties and gains from short-term investments. The decrease at Energy Holdings was primarily related to the change in derivative fair values.

      Other Deductions

      For the quarter ended September 30, 2003, Other Deductions increased by $26 million, as compared to the quarter ended September 30, 2002, primarily due to the recognition of $22 million of realized losses in Power's NDT Fund.

      For the nine months ended September 30, 2003, Other Deductions increased by $22 million, as compared to the nine months ended September 30, 2002, due primarily to the recognition of $67 million of realized losses in Power's NDT Fund combined with $14 million in net derivative losses and $12 million in minority interest losses at Energy Holdings. This was partially offset by a decrease of $71 million in foreign currency transaction losses, primarily related to US Dollar debt in Argentina recorded in 2002.

      Interest Expense

      For the quarter ended September 30, 2003, Interest Expense decreased by $4 million or 2%, as compared to the quarter ended September 30, 2002, primarily due to a $4 million, $9 million and $1 million decrease at PSE&G, Power and Energy Holdings, respectively, as discussed below, partially offset by a $10 million increase at PSEG related to higher levels of debt outstanding.

      For the nine months ended September 30, 2003, Interest Expense increased by $3 million, as compared to the nine months ended September 30, 2002, primarily due to a $31 million increase at PSEG related to higher levels of debt outstanding, partially offset by decreases of $16 million, $8 million and $4 million at PSE&G, Power and Energy Holdings, respectively, as discussed below.

      Income Taxes

      For the quarter and nine months ended September 30, 2003, Income Taxes decreased by $7 million and increased by $254 million, respectively, as compared to the quarter and nine months ended September 30, 2002, due primarily to a decrease for the quarter and an increase for the nine months in pre-tax income.

      Losses From Discontinued Operations

      Operating results of Energy Technologies' HVAC/mechanical operating companies have been reclassified into Discontinued Operations in the Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter ended September 30, 2003 and 2002 yielded after-tax losses of $3 million in each period. The results of operations of these discontinued operations for the nine months ended September 30, 2003 and 2002 yielded after-tax losses of $11 million and $12 million, respectively. During 2003, Energy Holdings re-evaluated the carrying value of Energy Technologies' assets and liabilities and determined that market conditions required an additional write-down to fair value less cost to sell. Energy Holdings recorded an additional loss on disposal of Energy

Technologies of $9 million, net of a $2 million tax benefit. The sale of the HVAC companies was complete as of September 30, 2003.

      In addition, Tanir Bavi Power Company Ltd. (Tanir Bavi) was sold in the fourth quarter of 2002. The operating results of Tanir Bavi for the nine months ended September 30, 2002 yielded after-tax income of $5 million. For additional information, see Note 6. Discontinued Operations of the Notes.

      Extraordinary Item

      As discussed previously, included in the Electric Base Rate Case summary written order issued by the BPU was a $30 million refund related to revenues collected through rates for nuclear decommissioning. These nuclear decommissioning revenues were included in PSE&G's impairment analysis performed in 1999 and in accordance with SFAS No. 101, ''Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71'' (SFAS 101) which resulted in an extraordinary charge to earnings. Because this amount is an adjustment to the original charge, PSE&G has recorded it as an $18 million, after-tax, Extraordinary Item as required under Accounting Principles Board (APB) No. 30, ''Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions'' (APB 30). For additional information, see Note 4. Regulatory Issues of the Notes.

      Cumulative Effect of a Change in Accounting Principle

      For the nine months ended September 30, 2003, Power recorded a $370 million, after-tax, benefit relating to the adoption of SFAS 143, as detailed further below under Power. For the nine months ended September 30, 2002, Energy Holdings recorded a $120 million, after-tax, charge due to goodwill impairments relating to the adoption of SFAS 142, as detailed further below under Energy Holdings.

PSE&G

      Operating Revenues

      PSE&G's Operating Revenues increased by $125 million or 9% for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, due to a $66 million increase in gas revenues and a $59 million increase in electric revenues.

      The increase in gas revenues was primarily related to a $62 million increase due to price changes and $3 million due to higher sales volumes. The commodity price of gas for commercial and industrial customers varies monthly while changes for residential customers must be approved by the BPU. The average cost for gas purchased during the quarter ended September 30, 2003 increased by 55%, as compared to the same period in 2002. Total sales volumes increased by 9% for the quarter ended September 30, 2003, as compared to the same period in 2002.

      The increase in electric revenues resulted from a $140 million increase due to price changes primarily relating to higher rates set in the BGS auction and the impact of the summary written order received in the Electric Base Rate Case, both of which took effect on August 1, 2003. See the Overview for a discussion of the impact of the Electric Base Rate Case. This increase was offset by $80 million in lower sales volumes. Distribution sales volumes are lower by 3% primarily due to a milder summer in 2003 and lower BGS volumes by 10% due to the milder weather plus large customers switching to third party suppliers. The switching is driven by the addition of a retail adder to the BGS rates, which took effect August 1, 2003.

      PSE&G's Operating Revenues increased by $726 million or 17% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due to a $697 increase in gas revenues and a $29 million increase in electric revenues for the nine months ended September 30, 2003.

      The increase in gas revenues primarily related to a $413 million increase due to price changes and $284 million due to higher sales volumes. The average cost for gas purchased during the nine months ended September 30, 2003 increased by 29%, as compared to the same period in 2002. Total gas sales volumes increased by 20% for the nine months ended September 30, 2003, as compared to the same period in 2002, due primarily to favorable weather conditions this past winter.

      The $29 million increase in electric revenues resulted from a $73 million increase due to price changes primarily relating to higher rates set in the BGS auction and the impact of the summary written order received in the Electric Base Rate Case, as discussed above, which was partially offset the 4.9% rate reduction which was effective on August 1, 2002 through July 31, 2003, combined with increased sales of NUG power, primarily due to higher locational marginal pricing in the PJM market. The increases related to price changes was partially offset by $44 million in lower sales volumes. While distribution sales volumes are higher by 1%, BGS volumes are down 3% due to large customers switching to third party suppliers, as discussed above.

      Operating Expenses

      Energy Costs

      For the quarter and nine months ended September 30, 2003, Energy Costs increased $78 million and $687 million, respectively, as compared to the same periods in 2002. Energy costs represent the cost of electric and gas purchases necessary to meet customer load. The differences between energy cost incurred and associated energy revenue is deferred for future collection or refund to customers.

      Gas costs increased $62 million and $588 million for the quarter and nine months ended September 30, 2003 respectively, as compared to the same periods in 2002. The $62 million increase for the quarter was entirely driven by a 55% increase in the price of gas. The $588 million increase for the nine months ended is a combination of a 29% increase in the price of gas ($416 million) and a 20% increase in sales volumes ($172 million).

      Electric costs increased $16 million and $99 million for the quarter and nine months ended September 30, 2003 respectively, as compared to the same periods in 2002. The $16 million increase for the quarter is a combination of higher prices for BGS and NUG purchases ($91 million) offset by lower BGS and NUG volumes ($75 million). The $99 million increase for the nine months ended is the combination of higher prices for BGS and NUG purchases and higher MTC payments ($174 million) offset by lower BGS and NUG volumes ($75 million). As described above under revenues, BGS volumes are declining due to large customers switching to third party suppliers. NUG volumes are determined by the function of the NUG generator and contract limits.

      Operation and Maintenance

      Operation and Maintenance costs increased $34 million or 15% and $50 million or 7% for the quarter and nine months ended September 30, 2003 respectively, as compared to the same periods in 2002.

      The increase for the quarter primarily relates to increased labor and fringe benefits of $17 million, due primarily to higher health and medical costs, Other Postretirement Benefit (OPEB) and pension costs combined. Also contributing to the increase were higher general and administrative costs and higher outside services primarily due to storm-related expenses attributable to Hurricane Isabel in September 2003.

      The increase for the nine months ended September 30, 2003 primarily relates to higher labor and fringe benefits of $38 million, due primarily to wage and incentive increases and the cost of a severance program and higher pension costs. Also contributing to the increase were higher bad debt expense of $9 million due to high gas sales volumes last winter, increased weather and storm-related expenses of $6 million, due to Hurricane Isabel and the extreme weather last winter and higher DSM costs of approximately $28 million relating to the increased sales volumes, discussed above. DSM costs are deferred when incurred and amortized to expense when recovered in revenues. Partially offsetting these increases is the reduction in real estate tax expense of $18 million and the reversal of a $10 million reserve against a regulatory asset that is now being recovered.

      Depreciation and Amortization

      Depreciation and Amortization decreased $3 million or 2% for the third quarter of 2003, as compared to the third quarter of 2002, primarily due to a decrease in the book depreciation rate for distribution plant, which took effect in August 2003 with the conclusion of the Electric Base Rate Case.

      Depreciation and Amortization decreased $66 million or 21% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due primarily to a $73 million reduction relating to the amortization of an excess electric distribution depreciation reserve and a decrease in the book depreciation rate for electric distribution plant, discussed above. Partially offsetting this decrease was a $9 million increase in depreciation expense due to increased plant in service.

      Taxes Other Than Income Taxes

      Taxes Other Than Income Taxes is comprised of the Transitional Energy Facility Assessment (TEFA) tax at PSE&G. Taxes Other Than Income Taxes decreased $2 million or 6% and increased $6 million or 6% for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The changes in the amount of the TEFA related to changes in taxable sales in 2003. Legislation enacted in January 2002 freezes the TEFA unit rate surcharges at the 2001 levels through 2004 and then reduces the rates over the next three years, phasing out the TEFA by 2007.

      Other Income

      Other Income decreased $2 million for the quarter ended September 30, 2003, as compared to the same period of 2002, due primarily to declines in short-term investments.

      Other Income increased $9 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 due primarily to gains on the disposal of various electric transmission properties.

      Interest Expense

      Interest Expense decreased by $4 million or 4% and $16 million or 5% for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. These decreases were due primarily to lower interest on long-term debt of $7 million and $23 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, primarily due to lower average debt outstanding for the periods in 2003 as compared to the periods in 2002. These decreases were partially offset by increased short-term interest expense due to higher short-term debt balances outstanding and increased interest associated with carrying charges on certain regulatory assets.

      Income Taxes

      Income Taxes increased by $7 million or 23% and $13 million or 18% for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002, due primarily to increases in pre-tax income offset by increased benefits primarily attributable to the excess depreciation reserve adjustment in 2003.

      Extraordinary Item

      As discussed previously, included in the Electric Base Rate Case decision issued by the BPU was a $30 million refund related to revenues collected through the SBC for nuclear decommissioning. These nuclear decommissioning revenues were included in PSE&G's impairment analysis performed in 1999, and in accordance with SFAS 101 resulted in an extraordinary charge to earnings. Because this amount is an adjustment to the original charge, it has been recorded as an $18 million, after-tax, Extraordinary Item as required under APB 30. For additional information, see Note 4. Regulatory Issues of the Notes.

Power

      Operating Revenues

      For the quarter ended September 30, 2003, Operating Revenues increased $175 million, as compared to the quarter ended September 30, 2002 primarily related to increased generation revenues of approximately $90 million resulting from an increased supply of generation under the load contracts with third party suppliers of BGS, which went into effect on August 1, 2002. Also contributing to the increased generation revenues was the participation in the New England Power Market, mainly as the result of the acquisition of two Connecticut facilities in December 2002 and the revenues from the generating facility in Waterford, Ohio, which commenced operation in August 2003. Gas supply revenues also increased by approximately $80 million due primarily to higher sales volumes and higher gas prices. For the quarter ended September 30, 2003, residential sales volumes were up approximately 10%, as compared to the prior period in 2002.

      For the nine months ended September 30, 2003, Operating Revenues increased approximately $2 billion, as compared to the nine months ended September 30, 2002, primarily due to an increase in gas supply revenues of approximately $1.2 billion. The increase for the nine months ended September 30, 2003 primarily relates to the fact that the BGSS contract with PSE&G did not commence until May 2002, therefore, Power did not have an operational gas business for the first four months of 2002. Gas revenues for the first four months of 2003, totaled $1.1 billion. Also contributing to the increase in gas revenues were higher sales volumes and higher gas prices, as discussed above. Generation revenues also increased approximately $740 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to the increased supply obligations and new operations, as discussed above, combined with additional MTC revenues of $19 million, as compared to the same period in 2002.

      Operating Expenses

      Energy Costs

      Energy costs represent the cost of generation, which includes fuel purchases for generation, as well as purchased energy in the market and gas purchases to meet Power's obligation under its BGSS contract with PSE&G. For the quarter ended September 30, 2003, Energy Costs increased $172 million, as compared to the same periods in 2002, primarily due to higher gas costs relating to the BGSS contract with PSE&G and higher fuel expenses for generation which together contributed approximately $99 million. In addition, increased energy purchases in the spot market and bilateral energy purchases necessary to meet the increased obligations under the new load contracts, which went into effect on August 1, 2002 and to satisfy additional load requirements as a result of Power's storm-related nuclear outages in the third quarter amounted to approximately $55 million. Also, Power incurred additional charges associated with energy purchases to satisfy wholesale power agreements related to its Connecticut generating facilities, which totaled approximately $20 million for the quarter ended September 30, 2003.

      For the nine months ended September 30, 2003, Energy Costs increased approximately $1.8 billion, as compared to the same periods in 2002, primarily due to a $1.3 billion increase relating to the fact that Power did not have an operational gas business for the first four months of 2002 combined with higher gas sales volumes and prices and higher gas, oil and coal costs for generation. Additionally, the increase in Energy Costs was due to increased energy purchases on the spot market, as well as bilateral energy purchases, as discussed above, which amounted to approximately $320 million. Also, Power incurred an increase of approximately $140 million in network transmission expenses for the nine months ended September 30, 2003 as compared to the same period in 2002 given that there were no payments for the first seven months in 2002. Additional charges associated with energy purchases to satisfy wholesale power agreements related to its Connecticut generating facilities totaled approximately $40 million for the nine months ended September 30, 2003.

      Operation and Maintenance

      Operation and Maintenance expense increased $44 million or 25% and $99 million or 18% for the quarter and nine months ended September 30, 2003, respectively, from the comparable periods in 2002. This was primarily due to the acquisition of the generating facilities in Connecticut in December 2002, which increased Operation and Maintenance expenses by $14 million and $36 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Also contributing to the increase were accretion expense of $6 million and $18 million for the quarter and nine months ended September 30, 2003, respectively, associated with the nuclear decommissioning liabilities, higher pension expenses of $6 million and $14 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the prior periods and higher nuclear refueling outage costs of $4 million and $23 million for the quarter and nine months ended September 30, 2003, as compared to the prior periods. Higher real estate taxes also contributed to the increase for the quarter and nine months ended September 30, 2003, as compared to the same period in 2002.

      Depreciation and Amortization

      Depreciation and Amortization expense decreased $2 million or 7% and $5 million or 6% for the quarter and nine months ended September 30, 2003, respectively, from the comparable periods in 2002. Power had higher depreciation expense of approximately $5 million and $14 million for the quarter and nine months ended September 30, 2003, respectively, due primarily to the acquisition of the generating facilities in Connecticut in December 2002 and a higher asset base. However, these increases were more than offset by the absence of decommissioning charges, which are no longer recorded as a result of the implementation of SFAS 143. Such charges amounted to $7 million and $22 million for the quarter and nine months ended September 30, 2002, respectively.

      Other Income

      Other Income increased $33 million and $107 million for the quarter and nine months ended September 30, 2003, respectively, from the comparable periods in 2002, due primarily to the recording of realized gains and income on the NDT Fund.

      Other Deductions

      Other Deductions increased $22 million and $67 million for the quarter and nine months ended September 30, 2003, respectively, from the comparable periods in 2002, due primarily to the recording of realized losses on the NDT Fund.

      Interest Expense

      Interest Expense decreased by $9 million and $8 million for the quarter and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. Power incurred lower interest expense of approximately $4 million for the quarter ended September 30, 2003, as compared to the prior period in 2002, due primarily to lower interest rates and lower amortization expense associated with the Waterford and Lawrenceburg non-recourse variable rate debt. Power incurred additional interest charges of $18 million for the nine months ended September 30, 2003, due primarily to the new financing of $600 million in June 2002, this increase was offset by lower interest expense on variable rate debt and other lower charges of approximately $6 million. Additionally, capitalized interest relating to various construction projects reduced interest expense by approximately $4 million and $20 million for the quarter and nine months ended September 30, 2003, as compared to the prior periods in 2002.

      Income Taxes

      Income taxes decreased by $8 million or 9% and increased by $48 million or 21% for the quarter and nine months ended September 30, 2003, respectively, as compared to the quarter ended September 30, 2002, due primarily to a changes in pre-tax income.

      Cumulative Effect of Change in Accounting Principle

      Power has performed a review of its potential obligations under SFAS 143 and believes that its quantifiable obligations are primarily related to the decommissioning of its nuclear power plants. Upon adoption of this standard on January 1, 2003, Power recorded a Cumulative Effect of a Change in Accounting Principle in the amount of $370 million, after-tax. For additional information, see Note 3. Adoption of SFAS 143 of the Notes.

Energy Holdings

      Operating Revenues

      For the quarter ended September 30, 2003, Energy Holdings' Operating Revenues increased $24 million, or 13%, to $211 million from the comparable period in 2002. This increase was driven by higher electric generation revenues at Global of $37 million. Partially offsetting this increase was lower electric distribution revenue at Global of $5 million, as well as decreased revenues at Resources of $6 million, as discussed below.

      For the nine months ended September 30, 2003, Energy Holdings' Operating Revenues increased $152 million, or 33%, to $608 million from the comparable period in 2002. This increase was driven by higher electric generation revenues at Global of $163 million and an increase in revenues at Resources of $20 million. This increase was partially offset by lower electric distribution and other electric revenue at Global in 2003 of $29 million, as discussed below.

      Global

      For the quarter ended September 30, 2003, Operating Revenues increased by $31 million or 28% to $143 million from $112 million for the quarter ended September 30, 2002. The increase in revenue was primarily due to increased revenue from GWF Energy of $19 million. In the second half of 2002, Global's ownership of GWF Energy exceeded 75% and under the operating agreement Global gained a controlling interest. Accordingly, Global consolidates GWF Energy, as compared to the third quarter 2002 when it was recorded under the equity method. Also contributing to the increase was a $14 million increase from Salalah, a generation facility in Oman, which began commercial operation in May 2003, a $6 million increase from Skawina, a generation facility in Poland, in which Global purchased a majority ownership in June 2002, and a $4 million increase from SAESA, a distribution facility in Chile due to improved sales volume compared to same period in 2002. These increases were partially offset by the absence of $10 million from Empresa Distribuidora de Electricidad de Entre Rios S.A. (EDEERSA), in Argentina, which was fully written off in 2002. Also offsetting the increase was a decrease of $4 million from Rades, a generation facility in Tunisia.

      For the nine months ended September 30, 2003, Operating Revenues increased $131 million or 45% to $422 million from $291 million for the nine months ended September 30, 2002. The increase in revenue was due to increases of $56 million, $41 million, $38 million, and $24 million from Skawina, GWF Energy, Rades, and Salalah, respectively. These increases were partially offset by a decrease of $30 million from EDEERSA.

      Resources

      For the quarter ended September 30, 2003, Operating Revenues decreased $6 million or 9% to $61 million from $67 million for the quarter ended September 30, 2002. The decrease was primarily related to lower lease income of $4 million compared to the same period in 2002, as well as $2 million decrease of other than temporary impairments of non-publicly traded equity securities held within the leveraged buyout funds.

      For the nine months ended September 30, 2003, Operating Revenues increased $20 million or 13% to $178 million from $158 million for the nine months ended September 30, 2002. This increase was primarily related to a $31 million net decrease of other than temporary impairments of non-publicly traded equity securities held within the leveraged buyout funds. Partially offsetting this increase is was a $10 million decrease in income from capital leases due to terminated leases.

      Operating Expenses

      For the quarter ended September 30, 2003, Operating Expenses increased $2 million or 2% to $116 million from $114 million for the quarter ended September 30, 2002. This increase was primarily due to increases in operating expenses of $10 million, $6 million and $5 million from Salalah, GWF Energy and Skawina, respectively, all due to those plants being in operation for the full quarter of 2003 and, for GWF Energy, recorded as a consolidated company in the current year. These increases were partially offset by decreased operating expenses in the third quarter 2003 compared to the same period in 2002 for EDEERSA of $6 million, which was fully written off in 2002. Also partially offsetting this increase was decreased general and administrative expenses at Global of $6 million and decreased operating expenses at Rades of $5 million.

      For the nine months ended September 30, 2003, Operating Expenses decreased $441 million or 58% to $315 million from $756 million for the nine months ended September 30, 2002. This decrease was primarily due to the write-off of project investments in Argentina at Global of $506 million in the second quarter of 2002, as well as decreased operating expenses in the 2003 compared to the same period in 2002 in EDEERSA of $19 million due to EDEERSA being fully written off in 2002. Also contributing was decreased general and administrative expenses at Global of $15 million. Partially offsetting this decrease was an increase in operating expenses of $38 million from Skawina, $24 million from Rades, $16 million from Salalah and a $12 million from GWF Energy, all of which were in operation in 2003 and only partially in operation for the same period in 2002. Also partially offsetting this decrease is increased Operation and Maintenance expense of $18 million in 2003 compared to the same period in 2002 due to additional plants being in operation in 2003.

      Income from Equity Method Investments

      For the quarter ended September 30, 2003, Income from Equity Method Investments increased by $1 million or 3% to $33 million from $32 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003 Income from Equity Method Investments decreased by $13 million or 14% to $82 million from $95 million for the nine months ended September 30, 2002. These decreases are primarily due to lower earnings in 2003 of $12 million at RGE and lower interest income in 2003 of $4 million from EPCP.

      Other Income

      For the quarter and nine months ended September 30, 2003, Other Income decreased by $16 million and $18 million, respectively, compared to the same prior year periods due primarily to the absence of favorable changes in fair value relating to derivative instruments held by Energy Holdings.

      Other Deductions

      For the quarter ended September 30, 2003, Other Deductions increased by $1 million due primarily to changes in fair value relating to derivative instruments held by Energy Holdings.

      For the nine months ended September 30, 2003, Other Deductions decreased by $57 million to $14 million. The decrease was largely due to a $71 million foreign currency transaction loss in 2002. This decrease was partially offset by an increase of $12 million in net derivative losses in 2003.

      Interest Expense

      For the quarter ended September 30, 2003, net Interest Expense decreased by $1 million or 2% to $60 million from $61 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, net Interest Expense decreased $4 million or 2% to $164 million from $168 million for the nine months ended September 30, 2002.

      Income Taxes

      Income Taxes decreased $1 million for the quarter ended September 30, 2003, as compared to same period in 2002. Income Taxes increased $208 million to $48 million for the nine months ended September 30, 2003 from the comparable period in 2002. This increase is attributed to the increase in taxable income for the nine months ended September 30, 2003, as compared to tax benefits in the same period in 2002 related to pre-tax losses.

Losses From Discontinued Operations

      In September 2003, Energy Holdings completed the sale of the remaining companies of Energy Technologies. Operating results of Energy Technologies' HVAC/mechanical operating companies have been reclassified into Discontinued Operations in the Consolidated Statements of Operations. The results of operations of these discontinued operations for the quarter ended September 30, 2003 and 2002 yielded after-tax losses of $3 million. The results of operations of these discontinued operations for the nine months ended September 30, 2003 and 2002 yielded after-tax losses of $11 million and $12 million, respectively.

      In addition, Tanir Bavi was sold in the fourth quarter of 2002. The operating results of Tanir Bavi for the nine months ended September 30, 2002 yielded after-tax income of $5 million. For additional information, see Note 6. Discontinued Operations of the Notes.

      Cumulative Effect of Change in Accounting Principle

      In 2002, Energy Holdings finalized the evaluation of the effect of adopting SFAS 142 on the recorded amount of goodwill. The total amount of goodwill impairments was $120 million, net of tax of $66 million and was comprised of write-downs of $36 million (after-tax) at EDEERSA, $34 million (after-tax) at RGE, $32 million (after-tax) at Energy Technologies and $18 million (after-tax) at Tanir Bavi. All of the goodwill related to these companies, other than RGE, was fully written off.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

      PSEG

      PSEG's operating cash flow increased approximately $22 million from $859 million to $881 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, due primarily to increases of $49 million at PSEG, $331 million at Power and $50 million at Energy Holdings, largely offset by a $416 million decrease at PSE&G. PSEG's operating cashflow increased by $49 million primarily as a result of decreased working capital needs. PSEG expects operating cash flows to be sufficient to fund the majority of future capital requirements and dividend payments.

      Additionally, in October 2003, PSEG received approximately $150 million in cash relating to a return of estimated tax payments.

      Dividend payments on common stock for the quarter ended September 30, 2003 were $0.54 per share and totaled approximately $122 million. Dividend payments on common stock for the nine months ended September 30, 2003 were $1.62 per share and totaled approximately $366 million. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternative investment opportunities and other factors.

      PSE&G

      PSE&G's operating cash flow decreased approximately $416 million from $633 million to $217 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. In 2002, operating cash flow was higher than normal due primarily to the sale of its gas inventory totaling approximately $415 million in 2002, $183 million of which related to PSE&G's sale of the gas commodity business to Power.

      Power

      Power's operating cash flow increased approximately $331 million from $189 million to $520 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The 2002 operating cash flow was lower than normal, due to the purchase of the gas contracts from PSE&G in May 2002 for approximately $183 million and gas storage volume requirements, including higher gas prices, to meet its BGSS and generation requirements in 2002.

      Energy Holdings

      Energy Holdings' operating cash flow increased approximately $50 million from $120 million to $170 million for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. This increase is primarily related to increased earnings and realization of deferred tax assets, partially offset by a tax payment in the first quarter of 2003 related to two leveraged lease transactions with affiliates of TXU-Europe that were terminated in the fourth quarter of 2002 and other miscellaneous items.

Debt Covenants

      PSEG, PSE&G, Power and Energy Holdings

      PSEG's, PSE&G's, Power's and Energy Holdings' respective credit agreements generally contain customary provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure. The debt underlying the preferred securities of PSEG and PSE&G, which are presented in Long-Term Debt, effective July 1, 2003 in accordance with Financial Interpretation (FIN) No. 46, ''Consolidation of Variable Interest Entities (VIE)'' (FIN 46), is not included as debt when calculating these ratios, as provided for in the various credit agreements.

      PSEG

      Financial covenants contained in PSEG's credit facilities include a ratio of debt (excluding non-recourse project financings and securitization debt and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 70.0%. As of September 30, 2003, PSEG's ratio of debt to capitalization (as defined above) was 59.3%. The adjusted debt to capitalization ratio, inclusive of the effects of the $356 million common stock issuance that closed on October 7, 2003, would have been 57.0% as of September 30, 2003. The proceeds of the stock issuance were used to reduce short-term debt.

      PSE&G

      Financial covenants contained in PSE&G's credit facilities include a ratio of long-term debt (excluding securitization debt and long-term debt maturing within one year) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of September 30, 2003, PSE&G's ratio of long-term debt to total capitalization was 54.7%.

      In addition, under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1, and/or against retired Mortgage Bonds. At September 30, 2003, PSE&G's Mortgage coverage ratio was 3:1 and the Mortgage would permit up to approximately $1.5 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements.

      PSEG and Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization for each specific borrower. Where PSEG is the borrower, the covenant described above in PSEG is applicable. Where Power is the borrower, a debt (excluding non-recourse project financings and including loans, certain letters of credit and similar instruments) to total capitalization, adjusted for the $986 million Basis Adjustment (see Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of September 30, 2003, Power's ratio of debt to capitalization (as defined above) was 44.2%.

      Energy Holdings

      On April 16, 2003, Energy Holdings issued $350 million in Senior Notes which contain financial covenants that include debt incurrence tests consisting of a debt service coverage test and a ratio of consolidated recourse indebtedness to recourse capitalization test which require that Energy Holdings will not incur additional consolidated recourse indebtedness, other than certain permitted indebtedness, unless, on a pro forma basis giving effect to the incurrence of the additional consolidated recourse indebtedness, (i) the debt service coverage ratio would be at least 2 to 1 and (ii) the ratio of consolidated recourse indebtedness to recourse capitalization would not exceed 0.60 to 1. Certain permitted indebtedness, such as permitted refinancings and borrowings are excluded from the requirements under this test. The provisions of the Senior Notes also restrict Energy Holdings from selling assets with a net book value greater than 10% of its assets in any four consecutive quarters, unless the proceeds are used to reduce debt of Energy Holdings or its subsidiaries or are retained by Energy Holdings.

      As discussed below, Energy Holdings has received commitments for a $200 million three-year bank revolving credit agreement that is expected to be signed and in effect in the near future. The agreement will not include PSEG-level covenants other than the maintenance of ownership of at least 80% of Energy Holdings. It is expected that the agreement will require Energy Holdings' ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (excluding noncash asset impairments and interest on nonrecourse debt) to fixed charges (excluding certain principal payments) to be greater than 1.75. As of September 30, 2003, Energy Holdings' coverage of this covenant was 2.58. Additionally, Energy Holdings expects that it would be required to maintain a ratio of net recourse debt (excluding unrestricted cash) to EBITDA of less than 5.25. As of September 30, 2003, Energy Holdings' coverage under this covenant was 4.07.

Cross Default Provisions

      Certain information reported in the 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, is updated below.

      PSEG, PSE&G and Power

      PSEG's bank credit agreements and note purchase agreements (Credit Agreements) relating to its private placement of debt contain cross default provisions under which certain payment defaults by PSE&G or Power, certain bankruptcy events relating to PSE&G or Power, the failure by PSE&G or Power to satisfy certain final judgments or the occurrence of certain events of default under the financing agreements of PSE&G or Power, would each constitute an event of default under the PSEG Credit Agreements. It is also an event of default under the PSEG Credit Agreements, if PSE&G or Power ceases to be wholly-owned by PSEG.

      PSEG and Energy Holdings

      PSEG has amended all of its credit agreements and note agreements to remove Energy Holdings from all cross default provisions effective with the cancellation of Energy Holdings' $495 million revolving credit agreement. Energy Holdings has received commitments for a three-year bank revolving credit agreement in the amount of $200 million that will not include PSEG-level covenants other than the maintenance of ownership of at least 80% of Energy Holdings.

      Energy Holdings

      Energy Holdings' $200 million three-year bank revolving credit agreement that is expected to be signed and in effect in the near future will contain default provisions under which a default by it, Resources or Global in an aggregate amount of $25 million would result in an event of default and the potential acceleration of payment under this agreement.

Ratings Triggers

      PSEG, PSE&G, Power and Energy Holdings

      The debt indentures and credit agreements of PSEG, PSE&G, Power and Energy Holdings do not contain any material ''ratings triggers'' that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, any one or more of the affected companies may be subject to increased interest costs on certain bank debt and collateral requirements.

      Power

      In connection with its energy marketing and trading activities, Power must meet certain credit quality standards required by counterparties. If Power loses its investment grade credit rating, PSEG Energy Resources & Trade LLC (ER&T) would have to provide credit support (letters of credit or cash), which would significantly impact the cost of its energy trading activities. In addition, all master agreements and other supply contracts contain margin and/or other collateral requirements that, as of September 30, 2003, could require Power to post additional collateral of approximately $232 million if Power were to lose its investment grade credit rating and all counterparties, where Power is ''out-of-the money'' under such contracts, were entitled to and called for collateral. Providing this credit support would increase Power's costs of doing business and could limit Power's ability to successfully conduct its energy trading operations.

      Energy Holdings

      Energy Holdings and Global posted letters of credit of approximately $9 million and $35 million for certain of their equity commitments in September 2003 and October 2003, respectively, as a result of Energy Holdings' ratings falling below investment grade, see Credit Ratings below. Energy Holdings does not anticipate that any further letters of credit will need to be posted should there be a further downgrade.

Credit Ratings

      PSEG, PSE&G, Power and Energy Holdings

      Standard & Poor's (S&P) has recently affirmed the corporate credit ratings of PSEG, PSE&G and Power, and downgraded the corporate credit rating of Energy Holdings to BB- from BBB-. Moody's Investors Service (Moody's) similarly has recently affirmed the credit ratings of PSEG, PSE&G and Power and downgraded Energy Holdings' credit rating from Baa3 to Ba3. These actions concluded the review for possible downgrade of Power and Energy Holdings that was initiated by Moody's on June 16, 2003. On September 26, 2003, Moody's confirmed PSEG's P2 commercial paper rating. The current ratings of securities of PSEG and its subsidiaries are shown below:

	Moody's	S&P	Fitch
PSEG:
Preferred Securities	Baa3(N)	BB+	BBB(N)
Commercial Paper	P2(N)	A2	Not Rated
PSE&G:
Mortgage Bonds	A3	A-	A(N)
Preferred Securities	Baa2	BB+	BBB+(N)
Commercial Paper	P2	A2	F1
Power:
Senior Notes	Baa1	BBB	BBB+
Energy Holdings:
Senior Notes	Ba3(N)	BB-	BBB-

      All ratings have a stable outlook unless otherwise noted. (N) denotes a negative outlook. There is no assurance that the above ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant.

Short-Term Liquidity

PSEG, PSE&G, Power and Energy Holdings

      As of September 30, 2003, PSEG had a total of approximately $1.7 billion of committed credit facilities, with approximately $694 million reserved for commercial paper program liquidity support and an additional $19 million drawn for letters of credit at Power. This resulted in approximately $942 million of available liquidity prior to the issuance of $356 million of common stock at PSEG on October 7, 2003, which was used to repay short-term indebtedness further increasing liquidity. In addition to this amount, PSEG and PSE&G had access to certain uncommitted credit facilities under which PSEG had $58 million and PSE&G had $193 million outstanding as of September 30, 2003. The following table summarizes the various revolving credit facilities of PSEG and its subsidiaries and the liquidity available as of September 30, 2003.

Company	Expiration Date	Total Facility	Primary Purpose	Usage at 09/30/2003	Available Liquidity at 09/30/2003
	(Millions)
PSEG:
364-day Credit Facility	March 2004	$350	CP Support	$350	$—
5-year Credit Facility	March 2005	$280	CP Support	$264	$16
3-year Credit Facility	December 2005	$350	CP Support/ Funding	$—	$350
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$58	N/A
PSE&G:
364-day Credit Facility	June 2004	$200	CP Support	$80	$120
3-year Credit Facility	June 2005	$200	CP Support	$—	$200
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$193	N/A
PSEG and Power:
364-day Credit Facility (A)	March 2004	$250	CP Support/ Funding	$—	$250
Power:
3-year Credit Facility	August 2005	$25	Funding	$19	$6
Energy Holdings:
Interim Facility (B)	May 2004	$55	Letters of Credit	$46	N/A

(A) PSEG/Power co-borrower facility

(B) Increased to $85 in October 2003 and will be cancelled upon signing of the three-year, $200 million facility, discussed below.

PSEG

      In order to support its short-term financing requirements, as well as those of Power, PSEG has revolving credit facilities that are used both as a source of short-term funding and to provide backup liquidity for its $1 billion commercial paper program.

      PSEG has a $350 million facility expiring in December 2005 that provides liquidity support for its commercial paper program and can also be used as a source of short-term funding and to issue letters of credit. PSEG also has a $350 million facility expiring in March 2004 and a $280 million facility expiring in March 2005, both of which are used to provide liquidity support for its commercial paper program.

      The $250 million, 364-day PSEG/Power joint and several facility provides liquidity support for the PSEG commercial paper program and can be used by either PSEG or Power as a source of short-term funding and to issue letters of credit. Under this facility, either PSEG or Power may borrow and both are joint and severally liable to repay the loans.

PSE&G

      On June 26, 2003, PSE&G renewed its $200 million 364-day credit facility. In addition, PSE&G has a $200 million 3-year credit facility expiring in June 2005. The purpose of both facilities is to provide liquidity support for PSE&G's $400 million commercial paper program.

Power

      Power has access to the $250 million, 364-day joint and several PSEG/Power credit facility and a separate $25 million credit facility, but primarily relies on PSEG for its short-term financing needs. For information regarding affiliate borrowings, see Note 14. Related-Party Transactions of the Notes.

      As of September 30, 2003, letters of credit issued by Power were outstanding in the amount of approximately $86 million, including the $19 million drawn against its credit facilities, in support of various contractual obligations, environmental liabilities and to satisfy trading collateral obligations.

Energy Holdings

      Energy Holdings cancelled its $495 million revolving credit agreement on September 26, 2003 and entered into a $55 million interim, cash collateralized letter of credit facility expiring May 2004. As of September 30, 2003, Energy Holdings had $46 million of letters of credit outstanding under this facility, including $9 million, which was posted in September 2003 as a result of the downgrade in Energy Holdings credit rating. As of September 30, 2003, in addition to amounts outstanding under Energy Holdings' credit facilities shown in the above table, subsidiaries of Global had $2 million of non-recourse short-term financing at the project level. In October 2003, Energy Holdings increased the size of the interim facility to $85 million by posting additional collateral and posted an additional $35 million letter of credit. As of September 30, 2003, Energy Holdings had loaned $166 million of excess cash to PSEG. For information regarding affiliate borrowings, see Note 14. Related-Party Transactions of the Notes.

      Energy Holdings has received commitments for a three-year bank revolving credit agreement in the amount of $200 million to provide liquidity and letters of credit. The facility is expected to be signed and in effect in the near future. This facility will replace the cancelled $495 million facility as well as the interim letter of credit facility. Energy Holdings is a co-borrower under the facility with Global and Resources, which will be joint and several obligors. The terms of the agreement include a pledge of Energy Holdings' membership interest in Global, restrictions on the use of proceeds related to sales of assets and the satisfaction of certain financial covenants. The facility could be reduced to a total of $100 million on June 30, 2004 if available liquidity during the period from the repayment of the Energy Holdings Senior Notes due in February 2004 to June 30, 2004 does not reach $100 million for 15 days. Cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings must be used to repay any outstanding amounts under the credit agreement. Cash proceeds in excess of 10% must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources. For information regarding the financial covenants included in the agreement, see Debt Covenants, discussed above.

External Financings

PSEG

      On October 7, 2003, PSEG issued $356 million of its common stock in order to strengthen its capital structure. Proceeds from the offering were used for the repayment of short-term debt.

      In 2002, PSEG began issuing shares of its common stock under its Dividend Reinvestment Program and Employee Stock Purchase Plan, rather than purchasing them on the open market. For the quarter ended September 30, 2003, PSEG issued approximately 504,000 shares for approximately $21 million pursuant to these plans. For the nine months ended September 30, 2003, PSEG issued approximately 1,578,000 shares for approximately $63 million pursuant to these plans.

PSE&G

      In January 2003, PSE&G issued $150 million of 5.00% Medium-Term Notes due 2013. The proceeds of this issuance were used to repay $150 million of 6.875% Series MM Mortgage Bonds which matured in January 2003.

      Also in January 2003, PSEG contributed $170 million to PSE&G to support its capital structure.

      In June 2003, $150 million of 8.875% Series DD Mortgage Bonds matured.

      In September 2003, PSE&G issued $300 million of 5.375% Medium-Term Notes due 2013. The proceeds of this issuance were used to both refinance the previously matured $150 million of Series DD Mortgage Bonds, as well as to reduce short-term debt.

Energy Holdings

      During January and February of 2003, Sociedad Austral de Electricidad S.A. (SAESA) and Empresa Electrica de la Frontera S.A. (Frontel), two distribution companies in Chile, refinanced certain short-term obligations through a combination of bonds, a syndicated bank facility and equity from Global. SAESA issued two series of bonds equivalent to $117 million with final maturity in 2009 and 2023. Frontel executed a syndicated loan facility equivalent to $23 million with final maturity in 2010. In addition, during January 2003, Global made equity contributions to SAESA and Frontel totaling $55 million.

      Part of the purchase price of Electroandes, a generation facility in Peru, was financed with a $100 million one-year bridge loan with an original maturity date in December 2002 that was subsequently extended to September 2003. In March 2003, Electroandes refinanced the $100 million bridge loan with a $70 million seven-year amortizing facility and two $15 million one-year facilities (each guaranteed by Energy Holdings). Additionally, in June 2003, Electroandes sold $50 million of bonds in the local market. These bonds have a 6.44% coupon and mature in 2013. The bonds include a 5-year grace period on principal payments. Proceeds from this bond issue were used to repay the two $15 million one-year facilities, at which time the related guarantees by Energy Holdings were eliminated, and $20 million of the $70 million seven-year facility.

      In September 2003, Electroandes sold an additional $30 million of bonds in the local market. The bonds have a coupon of 6.00%. The proceeds from this bond issue were used to repay $30 million of the $50 million seven-year facility. Electroandes expects to complete the refinancing of the final $20 million of the seven-year facility from future bond issues.

      In April 2003, Energy Holdings, in a private placement, issued $350 million of its 7.75% Senior Notes due in 2007. The proceeds were used in part to repay PSEG Capital Corporation's (PSEG Capital) remaining $252 million of 6.25% Medium-Term Notes that matured in May 2003. Energy Holdings does not plan to use PSEG Capital as a financing vehicle in the future and is in the process of dissolving that company. The remaining proceeds from the sale of the Senior Notes were used for general corporate purposes. In July 2003, Energy Holdings completed an exchange offer for these securities.

      In May 2003, GWF Power Systems, L.P. (GWF) and Hanford L.P. (Hanford), closed on $55 million in syndicated bank loans along with an additional $7 million in a letter of credit facility. Global and Harbert Power (Harbert) each own 50% of GWF and Hanford. GWF and Hanford used the net proceeds from the bank loan to pay back investments from Global and Harbert. Global received a cash distribution of approximately $27 million in May and reduced its investment in GWF to $66 million as of September 30, 2003.

      In September 2003, GWF Energy issued $226 million of 6.131% senior secured notes that mature on December 30, 2011. The note proceeds were used by GWF Energy to repay a $45 million bank loan that matured on September 30, 2003, and to make distributions to its members and for general corporate purposes. GWF Energy also closed a $35 million letter of credit reimbursement and working capital facility simultaneous with issuance of the notes. The bank facility is available to GWF Energy to provide letters of credit to fund the debt service reserve account required by the notes' indenture and to secure project obligations. The portion of the bank facility that is not used to provide letters of credit may be used to provide working capital loans to GWF Energy up to a maximum of $7.5 million. GWF Energy initially has approximately $33 million of issued and undrawn letters of credit outstanding under the bank facility and approximately $2 million available for working capital loans and/or additional letters of credit. GWF Energy made cash distributions to Global prior to September 30, 2003 of approximately $137 million.

      In September 2003, Energy Holdings repurchased approximately $11 million of its outstanding Senior Notes that mature in February 2004, reducing the maturity amount to $267 million. With cash on hand at September 30, 2003 of over $160 million, cash generated from operations, expected asset sales, and its credit facility, Energy Holdings' expects to meet its February 2004 Senior Note maturity and maintain sufficient liquidity. After this maturity, the next Senior Note maturity is in 2007.

CAPITAL REQUIREMENTS

PSEG, PSE&G, Power and Energy Holdings

      PSEG, Power and Energy Holdings have substantially reduced their respective capital expenditure forecasts in response to tightening market conditions resulting from market and lender concerns regarding the overall economy and the industry in particular, including an investor and rating agency focus on leverage ratios.

      It is expected that the majority of PSE&G's, Power's and Energy Holdings' capital requirements will come from internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not presently expect to contribute additional equity to Energy Holdings.

PSE&G

      During the nine months ended September 30, 2003, PSE&G made approximately $343 million of capital expenditures related to improvements in its transmission and distribution system, gas system and common facilities.

Power

      During the nine months ended September 30, 2003, Power made approximately $507 million of capital expenditures, primarily related to developing the Lawrenceburg, Indiana, Waterford, Ohio and Bethlehem, New York (Albany) sites and adding capacity to the Linden station in New Jersey. The Waterford, Ohio facility was placed in service in August 2003.

Energy Holdings

      During the nine months ended September 30, 2003, Energy Holdings made approximately $230 million of capital expenditures, primarily related to capital investments at SAESA, Salalah, and the GWF Energy plants. Of this amount, approximately $162 million was provided by Energy Holdings primarily to fulfill commitments for projects in construction. The balance relates to capital requirements of consolidated subsidiaries financed from internally generated cash flow within the projects, or from local sources on a non-recourse basis.

ACCOUNTING MATTERS

Statement of Financial Accounting Standards (SFAS) No. 150, ''Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'' (SFAS 150)

      PSEG and PSE&G

      SFAS 150, which became effective July 1, 2003, established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Many of these instruments that were previously classified as equity in the ''mezzanine'' section (between liabilities and equity) must now be recorded as liabilities. SFAS 150 requires an issuer to classify qualifying instruments issued in the form of shares that are mandatorily redeemable as liabilities. The adoption of SFAS 150 did not have any effect on PSEG's, PSE&G's, Power's or Energy Holdings' financial statements. Had PSEG and PSE&G not adopted Financial Interpretation (FIN) No. 46, ''Consolidation of Variable Interest Entities (VIE)'' (FIN 46), as discussed below, the preferred securities associated with the capital trusts would have been reclassed to debt and preferred securities dividends would have been classified as interest expense under SFAS 150.

SFAS No. 149, ''Amendment of Statement 133 on Derivative Instruments and Hedging Activities'' (SFAS 149)

      PSEG, PSE&G, Power and Energy Holdings

      SFAS 149 amends and clarifies the accounting guidance for derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133).

      In particular, SFAS 149 clarifies circumstances under which a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS 133 and clarifies when a derivative contains a financing component and amends the definition to conform it to language used in FIN No. 45, ''Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others'' (FIN 45).

      Additionally, SFAS 149 amends SFAS 133's criteria for electing the normal purchase and sale exception, which exempts certain derivatives that meet the normal purchase and sales criteria from fair value reporting. The new guidance allows ''normal'' treatment for power capacity contracts (as defined by SFAS 133 and SFAS 149) even if the contracts are subject to unplanned netting. However, any non-power commodity contracts (i.e. gas contracts) and power contracts that do not meet the definition in SFAS 133 and SFAS 149 and that are subject to unplanned netting, will be ineligible for ''normal'' treatment, which would result in those contracts being marked to market.

      SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on PSEG's, PSE&G's, Power's or Energy Holdings' respective financial statements due to the adoption of these rules.

SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (SFAS 143)

      PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 143. SFAS 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract.

      Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company is required to subsequently depreciate that asset retirement cost to expense over its useful life. In periods subsequent to initial measurement, an entity is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion are charged to Operation and Maintenance expense on the Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows are adjustments to the carrying amount of the related asset. See Note 3. Adoption of SFAS 143 for additional information.

SFAS No. 142, ''Goodwill and Other Intangible Assets'' (SFAS 142)

      PSEG, PSE&G, Power and Energy Holdings

      On January 1, 2002, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 142. Under this standard, PSEG, PSE&G, Power and Energy Holdings were required to complete an impairment analysis of goodwill before June 30, 2002 and record any required impairment retroactive to January 1, 2002. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur. At the time of adoption, PSE&G had no goodwill. The effect of no longer amortizing goodwill on an annual basis was not material to PSEG's or Power's financial position and results of operations upon adoption.

      Power and Energy Holdings evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests, which require broad assumptions and significant judgment to be exercised by management.

FIN 46

      PSEG, PSE&G, Power and Energy Holdings

      FIN 46 clarifies the application of Accounting Research Bulletin No. 51, ''Consolidated Financial Statements'', to VIEs. A VIE does not have equity capital sufficient to finance its activities (i.e. the entity requires additional support from its investors) and its equity investors as a group lack the essential characteristics of a controlling interest. FIN 46 requires that the potential risks and rewards for each investor be measured and compared. The investor that holds the most risks (downside variability) (primary measure) and/or is entitled to the most rewards (upside variability) is known as the primary beneficiary and is required to consolidate the entity.

      Financial Accounting Standards Board (FASB) Staff Position 46-6 permits a company to delay, partially or fully, the adoption of FIN 46 from July 1, 2003 to the period ending after December 15, 2003 for VIEs created before February 1, 2003. PSEG, PSE&G, Power and Energy Holdings have adopted the provisions of FIN 46 as of July 1, 2003.

      PSEG and PSE&G

      PSEG and PSE&G evaluated their respective interests in PSEG Capital Trust I-IV, PSEG Funding Trust I (trust holding Participating Equity Preference Securities (PEPS)), PSE&G Capital Trust LP and Capital Trust I-II and determined them to be VIEs under FIN 46. It was further determined that PSEG and PSE&G were not the primary beneficiaries of those entities and therefore were prohibited from consolidating them into the financial statements. Accordingly, these entities were deconsolidated as of

July 1, 2003 and were recorded under the equity method of accounting. Prior period financial statements have been reclassified for comparability as permitted by FIN 46. This resulted in the removal of the preferred securities issued by the trusts from the balance sheet and the addition to the balance sheet of long-term debt in an equal amount between PSEG and PSE&G and the trusts, which previously had been eliminated in consolidation. Additionally, PSEG's and PSE&G's balance sheets will reflect their equity investment in these entities, which also was previously eliminated in consolidation and will result in equal amounts of additional assets and long-term debt of $41 million for PSEG and $5 million for PSE&G as of September 30, 2003 and December 31, 2002. The invested cash was loaned back to PSEG and PSE&G in connection with the issuance of the preferred securities. The following table displays the securities, and their original issuance amounts, held by the trusts that have now been deconsolidated.

	As of
	September 30, 2003	December 31, 2002
	(Millions)
PSEG
PSEG Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures
7.44%	$225	$225
Floating Rate	150	150
7.25%	150	150
8.75%	180	180
PSEG Participating Units
10.25%	460	460

Total PSEG (Parent)	1,165	1,165

PSE&G
PSE&G 8.00% Monthly Guaranteed Preferred Beneficial Interest in Subordinated Debentures	60	60
PSE&G Quarterly Guaranteed Preferred Beneficial Interest in PSE&G's 8.125% Subordinated Debentures	95	95

Total PSE&G	155	155

Total PSEG Consolidated	$1,320	$1,320

      PSEG and PSE&G now record interest expense (previously eliminated against the interest income of the trust) instead of preferred securities dividends expense (since the preferred dividends are in the trusts that are no longer consolidated). For PSEG, these amounts totaled $17 million and $13 million for the three months ending September 30, 2003 and 2002, respectively and totaled $52 million and $39 million for the nine months ending September 30, 2003 and 2002, respectively. For PSE&G, these amounts totaled $3 million for the three months ending September 30, 2003 and 2002 and totaled $10 million for the nine months ending September 30, 2003 and 2002.

      Energy Holdings evaluated its interests in four real estate partnerships previously accounted for under the equity method of accounting. These entities were determined to be VIEs and Energy Holdings was determined to be the primary beneficiary and therefore is required to consolidate these entities. The current presentation reflects these entities on a fully consolidated basis and all prior periods have been restated in accordance with FIN 46.

PSEG and Energy Holdings

      Energy Holdings evaluated its interests in four real estate partnerships previously accounted for under the equity method of accounting. These entities were determined to be VIEs and Energy Holdings was determined to be the primary beneficiary and is therefore required to consolidate these entities. The current presentation reflects these entities on a fully consolidated basis and all prior periods have been restated as permitted by FIN 46.

      The impact of consolidating the real estate partnerships on the Consolidated Balance Sheets is as follows:

	As of
	September 30, 2003	December 31, 2002
	(Millions)
Amount Recorded under Equity Method of Accounting
Investment in Real Estate Partnerships	$23	$23

Amount Recorded under Consolidation
Current Assets	$5	$4
Noncurrent Assets	50	51

Total Assets	$55	$55

Current Liabilities	$1	$—
Noncurrent Liabilities	25	26
Minority Interest	6	6

Total Liabilities and Minority Interest	$32	$32

      The impact of consolidating the real estate partnerships' Statements of Operations on Operating Revenues and Operating Expenses was immaterial.

Emerging Issues Task Force (EITF) Issue No. 03-11, ''Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, ''Accounting for Derivative Instruments and Hedging Activities'', and Not ''Held for Trading Purposes'' as Defined in EITF Issue No. 02-3, ''Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities'' (EITF 02-3)''

      PSEG, PSE&G, Power and Energy Holdings

      The EITF has previously discussed the income statement presentation of gains and losses on contracts held for trading purposes in EITF 02-3. The EITF reached a consensus that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 should be shown net when recognized in the income statement, whether or not settled physically, if the derivative instruments are ''held for trading purposes'' as defined in EITF 02-3. This issue contemplates whether realized gains and losses should be shown gross or net in the income statement for contracts that are not held for trading purposes (as defined in EITF 02-3) but are derivatives subject to SFAS 133 (whether or not the derivative is designated as a hedging instrument pursuant to SFAS 133). On July 31, 2003 the EITF determined that whether realized gains and losses on physically settled derivative contracts not ''held for trading purposes'' should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. PSEG, PSE&G, Power and Energy Holdings are currently evaluating this interpretation and the impact, if any, this interpretation will have on their contracts. Because this issue pertains to financial statement presentation only, there will be no net effect on financial position, results of operations or cash flows.

EITF Issue No. 03-4, ''Accounting for Cash Balance Pension Plans'' (EITF 03-4)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 03-4 requires that cash balance pension plans be accounted for as defined benefit plans. This standard states that cash balance plans are forms of accumulation plans with variable crediting formulas and are therefore not pay-related. As a result, a company would apply a traditional unit credit method for determining the expense associated with these plans. The effect of remeasuring the pension obligation using the guidance in this standard should be applied at PSEG's plans' next measurement date of December 31, 2003, with any adjustment being treated as an actuarial gain or loss pursuant to SFAS 87, ''Employer's Accounting for Pensions'' (SFAS 87).

      PSEG, PSE&G, Power and Energy Holdings each have previously accounted for these plans as defined benefit plans. The effect of these rules on PSEG's, PSE&G's, Power's and Energy Holdings' cash balance plans is still being evaluated.

EITF 02-3

      PSEG and Power

      EITF 02-3 requires all gains and losses on energy trading derivatives to be reported on a net basis. Also, energy trading contracts that are not derivatives will no longer be marked to market. Instead, settlement accounting will be used. EITF 02-3 became fully effective January 1, 2003. Substantially all of Power's energy trading contracts qualify as derivatives under SFAS 133 and will therefore continue to be marked to market. The impact of implementing these rules had no effect on PSEG's or Power's earnings. Prior period Operating Revenues and Energy Costs on the Consolidated Statement of Operations have been reclassified on a net basis for comparability.

EITF Issue No. 01-8, ''Determining Whether an Arrangement is a Lease'' (EITF 01-8)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 01-8 provides guidance in determining whether an arrangement should be considered a lease subject to the requirements of FASB Statement No. 13, ''Accounting for Leases'' (SFAS 13). EITF 01-8 states that the evaluation of whether an arrangement contains a lease within the scope of SFAS 13 should be based on the substance of the arrangement. EITF 01-8 is applied to arrangements agreed or committed to, modified, or acquired in business combinations initiated on or after October 1, 2003.

Other

      PSEG, PSE&G, Power and Energy Holdings

      In January 2001, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 133. In accordance with SFAS 133, all derivative instruments are recognized on the Consolidated Balance Sheets at their fair values. In relation to this standard, the FASB Derivative Implementation Group (DIG) issued certain interpretive guidance, including DIG Issue C-11 that relates to contracts which include broad market indices (i.e. Consumer Price Index). That interpretation sets forth the guidelines under which a contract could qualify as a normal purchase or sale under SFAS 133. In 2003, the FASB issued DIG Issue C-20 to amend the previous interpretation stating that the phrase ''not clearly and closely related to the asset being sold or purchased'' should involve an analysis of both qualitative and quantitative considerations. PSE&G, Power and Energy Holdings have reviewed their respective contracts and each have determined that there was no impact resulting from the adoption of this interpretation.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG's, PSE&G's, Power's and Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in Note 8. Risk Management to the Notes to the Consolidated Financial Statements (Notes). Each of PSEG, PSE&G, Power and Energy Holdings' policy is to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings use a Risk Management Committee (RMC) comprised of executive officers which utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices. Except as discussed below, there were no material changes from the disclosures in PSEG, PSE&G, Power and Energy Holdings' Annual Report on Form 10-K for the year ended December 31, 2002 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

Commodity Contracts

PSEG and Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies and other events. To reduce price risk caused by market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated supply and demand differential. These contracts, in conjunction with owned electric generation capacity and demand obligations, make up the portfolio.

      Power uses value-at-risk (VaR) models to assess the market risk of their respective commodity businesses. The model for Power includes its owned generation and physical contracts, as well as fixed price sales requirements, load requirements and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power estimates VaR across their respective commodity businesses.

      VaR Model

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), gas supply contracts and energy derivatives designed to manage the risk around the differential between generation and load.

      The RMC of PSEG established a VaR threshold of $50 million for a one-week (5 business days) holding period at a 95% (two-tailed) confidence level. The RMC will be notified if the VaR reaches $40 million and the portfolio will be closely monitored. The Board of Directors of PSEG is notified if a VaR threshold of $75 million is reached.

      The current modeling process and methodology has previously been reviewed by a third party consulting firm. This review included analysis and comparison of Power's current VaR process and methodology to other processes and methodologies used in the energy industry. PSEG believes the evaluation indicates that Power's methodology to calculate VaR is reasonable.

      The model is an augmented variance/covariance model adjusted for the delta of positions with a 95% two-tailed confidence level for a one-week holding period. The model is augmented to incorporate the non log-normality of energy-related commodity prices, especially emissions and capacity and the non-stationary nature of energy volatility. In many commodities the natural log of prices is normally distributed. This is not true of energy commodities which have a higher frequency of extreme events than would be predicted by a normal distribution. The model also assumes no hedging activity throughout the holding period whereas Power actively manages its portfolio.

      As of September 30, 2003, VaR was approximately $10 million, compared to the December 31, 2002 level of $7 million. At present, Power's load obligation is determined by the results of the annual New Jersey Basic Generation Service (BGS) auction. To maintain an actionable VaR, generation and load (based on an assumed success rate in the auction) are both modeled at 100% of their assumed value through May 2004 and at one-third of the assumed value of each from June 2004 through May 2006.

For the Quarter Ended September 30, 2003	Total VAR
(Millions)
95% Confidence Level, Five-Day Holding Period, Two-Tailed:
Period End	$10
Average for the Period	$12
High	$19
Low	$10
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$6
Average for the Period	$7
High	$11
Low	$6
For the Nine Months Ended September 30, 2003	Total VAR
(Millions)
95% Confidence Level, Five-Day Holding Period, Two-Tailed:
Period End	$10
Average for the Period	$19
High	$35
Low	$10
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$6
Average for the Period	$11
High	$20
Low	$6

Other Supplemental Information Regarding Market Risk

PSEG and Power

      The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry's Committee of Chief Risk Officers. For additional information, see Note 8. Risk Management of the Notes.

      Normal Operations and Hedging Activities

      Power enters into physical contracts, as well as derivative contracts, including forwards, futures, swaps and options designed to eliminate risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

      Power's derivative contracts are accounted for under SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS 133), its amendments and related guidance. Most non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and/or SFAS 149. Changes in the fair value of qualifying cash flow hedge transactions are recorded in OCI, and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings on a current basis. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

      Trading

      Power's objective for its trading activities is to produce net earnings from trading energy-related products around its owned electric generation assets, gas supply contracts and electric and gas supply obligations. These activities are marked to market in accordance with SFAS 133, its amendments and related guidance, with gains and losses recognized in earnings.

      The following table describes the drivers of Power's energy trading and marketing activities and operating revenues included in its Consolidated Statements of Operations for the quarter and nine months ended September 30, 2003. Normal operations and hedging activities represent the marketing of electricity available from Power's owned or contracted generation sold into the wholesale market. Additionally, normal operations and hedging activities include primarily contracts used to hedge fuel purchases for generation requirements that do not qualify for hedge accounting. As the information in this table highlights, mark-to- market activities represent a small portion of the total Operating Revenues for Power. Accrual activities, including normal purchases and sales, account for the majority of the revenue. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended September 30, 2003

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)
Mark-to-Market Activities:
Unrealized Mark-to-Market Gains (Losses)
Due to Changes in Fair Value of Open Positions	$(3)	$17	$14
Due to Origination Unrealized Gain at Inception	—	—	—
Due to Changes in Valuation Techniques and Assumptions	—	—	—
Due to Realization at Settlement of Contracts	(6)	(27)	(33)

Total Change in Unrealized Fair Value	(9)	(10)	(19)
Realized Net Settlement of Transactions Subject to Mark-to-Market	6	27	33
Broker Fees and Other Related Expenses	—	(1)	(1)

Net Mark-to-Market (Losses) Gains	(3)	16	13
Accrual Activities
Accrual Activities—Revenue, Including Hedge—Reclassifications	1,235	—	1,235

Total Operating Revenues	$1,232	$16	$1,248

Operating Revenues
For the Nine Months Ended September 30, 2003

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)
Mark-to-Market Activities:
Unrealized Mark-to-Market Gains (Losses)
Due to Changes in Fair Value of Open Positions	$24	$62	$86
Due to Origination Unrealized Gain at Inception	—	—	—
Due to Changes in Valuation Techniques and Assumptions	—	—	—
Due to Realization at Settlement of Contracts	(41)	(67)	(108)

Total Change in Unrealized Fair Value	(17)	(5)	(22)
Realized Net Settlement of Transactions Subject to Mark-to-Market	41	67	108
Broker Fees and Other Related Expenses	—	(5)	(5)

Net Mark-to-Market Gains	24	57	81
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	4,232	—	4,232

Total Operating Revenues	$4,256	$57	$4,313

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions (ABT) and hedging activities, but excludes owned and contracted generation assets.

      The following table indicates Power's energy trading assets and liabilities, as well as Power's hedging activity related to asset backed transactions and derivative instruments that qualify for hedge accounting under SFAS 133. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right of offset and therefore, are not necessarily indicative of amounts presented on the Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets
As of September 30, 2003

	Normal Operations and Hedging	Trading	Total
	(Millions)
Mark-to-Market Energy Assets
Current Assets	$92	$85	$177
Noncurrent Assets	1	23	24

Total Mark-to-Market Energy Assets	$93	$108	$201
Mark-to-Market Energy Liabilities
Current Liabilities	$18	$77	$95
Noncurrent Liabilities	—	12	12

Total Mark-to-Market Current Liabilities	$18	$89	$107

Total Mark-to-Market Energy Contract Net Assets	$75	$19	$94

      The following table presents maturity of net fair value of mark-to-market energy trading contracts.

Maturity of Net Fair Value of Mark-to-Market Energy Trading Contracts
As of September 30, 2003

	Maturities within
	2003	2004	2005	2006-2010	Total
	(Millions)
Trading	$—	$9	$10	$—	$19
Normal Operations and Hedging	5	31	17	22	75

Total Net Unrealized Gains on Mark-to-Market Contracts	$5	$40	$27	$22	$94

      Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

PSEG, PSE&G, Power and Energy Holdings

      The following table identifies gains (losses) on cash flow hedges that are currently in Accumulated Other Comprehensive Income (OCI), a separate component of equity. Power uses forward sale and purchase contracts, swaps and fixed transmission rights (FTRs) contracts to hedge forecasted energy sales from its generation stations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. Affiliates of Energy Holdings purchase forward-exchange contracts as hedges of anticipated payments to contractors for projects under construction. These contracts are designed to hedge against the risk that the future cash payments will be adversely affected by changes in foreign currency rates. The table also provides an estimate of the gains (losses) that are expected to be reclassified out of OCI and into earnings over the next twelve months.

Cash Flow Hedges Included in OCI
As of September 30, 2003

	Accumulated OCI	Portion Expected to be Reclassified in next 12 months
	(Millions)
Cash Flow Hedges Included in OCI
Commodities	$27	$2
Interest Rates	(89)	(28)
Foreign Currency	(1)	—

Net Cash Flow Hedge Loss Included in OCI	$(63)	$(26)

PSEG and Power

      Credit Risk

      Counterparties expose Power to credit losses in the event of non-performance or non-payment. Power has a credit management process which is used to assess, monitor and mitigate counterparty exposure for Power and its subsidiaries. Power's counterparty credit limits are based on a scoring model that considers a variety of factors, including leverage, liquidity, profitability, credit ratings and risk management capabilities. Power has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Power's exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty.

      The following table provides information on Power's credit exposure, net of collateral, as of September 30, 2003. Credit exposure, in the table below, is defined as net accounts receivable as well as any net ''in-the-money'' forward mark-to-market exposure. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of September 30, 2003

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	(Millions)
Investment Grade—External Rating	$330	$13	$317	—	—
Non-Investment Grade—External Rating	28	20	10	—	—
Investment Grade—No External Rating	21	3	21	—	—
Non-Investment Grade—No External Rating	8	—	8	—	—

Total	$387	$36	$356	—	—

      The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure. As of September 30, 2003, Power's trading operations had approximately 150 active counterparties.

ITEM 4. CONTROLS AND PROCEDURES

PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company by others within those entities. PSEG,

PSE&G, Power and Energy Holdings have established a Disclosure Committee, which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer of each company, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of the end of the reporting period and, based on this evaluation, it was concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports. There were no significant changes in internal controls or in other factors during the quarter that could significantly affect internal controls. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain information reported under Item 3 of Part I of the 2002 Annual Report on Form 10-K and under Item 1 of part II of the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2003 and June 30, 2003 is updated below.

      See information on the following proceedings at the pages indicated:

(1)	Pages 23 and 49. (PSE&G) PSE&G's Electric Base Rate Case filed with the BPU, OAL No. PUC5744-02; Docket No. ERO2050303.
(2)	Page 28. (PSE&G) Investigation and additional investigation by the EPA regarding the Passaic River site, Docket No. EX93060255.
(3)	Pages 28 and 80. (PSE&G) PSE&G's Manufactured Gas Plants (MGP) Remediation Program.
(4)	Page 31. (Power) DOE Overcharges, Docket No. 01-592C.
(5)	Page 31. (Power) DOE not taking possession of spent nuclear fuel, Docket No. 01-551C.
(6)	Page 32. (PSE&G) PSE&G's Basic Gas Supply Service filing with the BPU, Docket No. EO03050394.
(7)	Page 32. (PSE&G) Purported class action lawsuit against PSE&G demanding the utility move or shield gas meters located in allegedly dangerous locations, Docket No. GO03080640.
(8)	Page 32. (Energy Holdings) AES termination of the Stock Purchase Agreement, relating to the sale of certain Argentine assets. New York State Supreme Court for New York County (Docket No. 60155/2002) PSEG Global,
et al vs. The AES Corporation, et al.
(9)	Page 33. (Energy Holdings) Peru's Internal Revenue Agency's (SUNAT) claim for past-due taxes at Luz de Sur (LDS), Resolution No. 0150150000030, dated July 10, 2003.
(10)	Page 43. (Energy Holdings) Complaint filed by Harbinger with the Circuit Court of Shelby, Co., Alabama addressing ownership interest in GWF. Harbinger GWF LLC, et al. v. PSEG California Corp., et al, Civil Action No. CV-2003-201.
(11)	Pages 45 and 81. (Power) Protest filed by Old Dominion Electric Cooperative (ODEC) at FERC against Power, Docket No. EL98-6-001.
(12)	Page 83. (Energy Holdings) Criminal charge against certain government officials and officers of LDS relating to claims made by the Peruvian housing authority (FONAVI), for certain projects. First Special Criminal
Court of Lima, No. 23-2002.

ITEM 5. OTHER INFORMATION

      Certain information reported under the 2002 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2002 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

PSE&G

Remediation Adjustment Clause (RAC) Filing

      On June 6, 2003, PSE&G filed its RAC petition with the BPU for recovery of approximately $36 million for remediation costs incurred at PSE&G's former Manufactured Gas Plant (MGP) sites. The costs cover the period from August 1, 2001 through July 31, 2002. On July 11, 2003, the case was transferred to the OAL for hearings. Public hearings and discussions between PSE&G, the RPA and the OAL will continue through the fourth quarter 2003. For further information, see Note 7. Commitments and Contingent Liabilities of the Notes.

PSE&G and Power

      ODEC

      2002 Form 10-K, page 159, March 31, 2003 Form 10-Q, page 23 and June 30, 2003 Form 10-Q, page 76. In 1995, PSE&G entered into a ten-year wholesale power contract with ODEC. The contract was transferred to Power in conjunction with the generation asset transfer in 2000. The contract provides for Power to supply ODEC with capacity and energy for a bundled rate that includes a component to recover multiple transmission charges (referred to as ''pancaked transmission rates''). For additional information related to ODEC, see Note 16. Subsequent Events of the Notes.

Power

Nuclear Regulatory Commission (NRC)

      2002 Form 10-K, page 16 and June 30, 2003 Form 10-Q, page 77. Exelon has informed Power that the application for operating license extension for Peach Bottom 2 and 3 was approved by the NRC on May 7, 2003. The 20-year license extension expires in 2033 for Unit 2 and 2034 for Unit 3.

      In August 2002, the NRC issued a bulletin requiring that all operators of pressurized water reactor (PWR) nuclear units submit certain information related to potential degradation of reactor vessel heads. In September 2002, Power provided the requested information for Salem. Bare metal visual inspections for Salem 1 and 2 were completed during 2002 and 2003, respectively, and no degradation of the reactor heads was observed. On February 11, 2003 the NRC issued an order to all operators of PWR units concerning reactor vessel head inspections. The order confirms the previous bulletin's requirements and adds more intrusive and frequent future inspections, which apply to Salem 1 and 2. If repairs are determined to be necessary, it is estimated that the repair would extend the outage by approximately four weeks. Power plans to replace Salem Units 1 and 2 reactor heads in 2005 as a preventive maintenance measure, based upon generic industry experience.

      In August 2003, the NRC issued a bulletin requiring that all operators of PWR nuclear units also perform inspections of the reactor vessel lower head, due to leakage observed at another nuclear unit not owned by Power. Bare metal visual examinations were completed during Salem 2's October 2003 outage, and no degradation was observed. Examinations of Salem 1's reactor vessel lower head will be performed during its Spring outage in 2004. Power's Hope Creek nuclear unit and Peach Bottom 2 and 3 are unaffected by either of these bulletins as they are Boiling Water Reactor nuclear units. Power cannot predict what other actions the NRC may take on this issue.

Energy Holdings

Leveraged Leases

      2002 Form 10-K, page 89. Resources is the lessor/equity participant of the Collins facility, as well as the Powerton and Joliet stations to Midwest Generation LLC (Midwest), an indirect subsidiary of Edison Mission Energy (EME). Edison Mission Midwest Holdings (EMM Holdings) is also an indirect subsidiary of EME. On October 28, 2003, these entities' corporate credit ratings were lowered to B and are on credit watch with negative implications.

     In its second quarter 2003 Form 10-Q filing, EME indicated that a failure to repay, extend, or refinance certain debt due December 11, 2003 could make it necessary for EME to file a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

      Resources has lease covenants that include historical and forward cash flow coverage tests that prohibit certain capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met, and similar cash flow restrictions if ratings are not maintained at stated levels. The covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn or degradation in operating performance of the leased assets. These restrictions are sometimes called "cash traps". In the event of default under the lease covenants, Resources among others would have rights to the cash trapped at EMM Holdings. While these covenants help to provide liquidity to the creditors and the lease equity in the transaction, no assurances can be given that such covenants will be sufficient to prevent Resources from incurring a material loss of its equity investment and future earnings and cash flow.

      As of September 30, 2003, lease payments on these facilities were current. If the collection of rental payments could not be reasonably assured, Resources would stop accruing earnings on these investments in accordance with SFAS 13, "Accounting for Leases". The after-tax income currently expected from these leases in 2004 is approximately $8 million for the Collins facility and $6 million for the Powerton and Joliet facilities respectively. If that occurred, Resources would need to review the investments for impairment and, if necessary, reduce them to net realizable value. In the event of a default, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known fo a period of time. A bankruptcy of EME and failure to recover adequate value could lead to a foreclosure of the lease.

      Under a worst-case scenario, if a foreclosure were to occur, Resources would record a pre-tax write-off up to its gross investment in these facilities. The investment balance increases as earnings are recognized and decreases as rental payments are received by the lessor. At September 30, 2003, the gross investment balances for the Collins facility and the Powerton and Joliet facilities were $196 million and $180 million, respectively. Also, in the event of a potential foreclosure, the net tax benefits generated by Resources' portfolio of investments could be materially reduced in the period in which gains associated with the potential forgiveness of debt at these projects occurs. The amount and timing of any potential reduction in net tax benefits is dependent upon a number of factors including, but not limited to, the time of a potential foreclosure, the amount of lease debt outstanding, any cash trapped at the projects and negotiations during such potential foreclosure process. If a foreclosure had occurred at the Collins, Powerton and Joliet facilities at September 30, 2003, based on the levels of debt then outstanding and assuming there was no cash available at the projects for debt and equity payments, such net tax benefit reduction would have been approximately $17 million and $28 million related to the Collins facility and the Powerton and Joliet facilities, respectively. The potential loss of earnings, impairment and/or tax payments could have a material impact to PSEG's and Energy Holdings' financial position, results of operations and net cash flows.

Poland

      Elektrocieplownia Chorzow Sp. Z.o.o. (Elcho)

      2002 Form 10-K, page 33 and June 30, 2003 Form 10-Q, page 78. Global owns a 90% stake in Elcho, a company developing combined heat and power plant located in the city of Chorzow, Poland that is expected to be operational by the end of 2003. Elcho also owns an older smaller combined heat and power plant, which will be retired some time after the new plant goes into commercial operation. Elcho has a 20-year power purchase agreement (Elcho PPA) with Polskie Sieci Elektroenergetyczne SA (PSE), the Polish government power grid company.

      The Polish government has embarked on a process with the intention of terminating all of the more than 30 existing long-term power purchase agreements signed with PSE and to compensate each affected power plant for the difference in value between a project with a long-term commitment for its output and one that sells its output into a short-term market.

      The termination of the Elcho PPA could constitute an event of default under the project financing and could result in the breakage of the interest rate swap contracts entered into in connection with such financing. While the process for determining the compensation amounts with respect to the termination of the Elcho PPA is still in its early stages, Global considers the preliminary figures indicated to be insufficient to properly address the impacts of such termination. An adverse outcome could potentially effect Global's financial position, results of operations and net cash flows.

      Global and Elcho's management continue discussions with the Polish government in order to facilitate a fair resolution to this matter. However, no assurances can be given.

Italy

      Prisma

      2002 Form 10-K, pages 31 and 49. Global has entered into a memorandum of understanding to sell its interest in Prisma, a generation business in Italy, to its partner for approximately $69 million. The sale is currently expected to close in 2004, contingent upon successful financing.

Peru

      LDS

      June 30, 2003 Form 10-Q, page 78. In 1999, Global acquired an interest in LDS, an electric distribution company based in Peru. On May 12, 2003, a criminal complaint was filed against certain government officials, and utility officials as accomplices, including the Chief Executive Officer and Chief Financial Officer of LDS, alleging that certain settlements did not provide the government with adequate compensation in a dispute with Fondo Nacional de Vivienda (FONAVI). On September 12, 2003, a Peruvian court ordered the prosecutors case to be dismissed. The prosecutor has appealed this decision. Global has investigated this matter and believes that the negotiated resolution was conducted properly.

Brazil

      Rio Grande Energia (RGE)

      As of September 30, 2003, RGE had total outstanding debt equivalent to approximately $245 million of which approximately $127 million matures over the next two years. The company is currently in discussions with various financial institutions to obtain financing for the equivalent of approximately $40 million as of September 30, 2003. Proceeds from these facilities will be used to refinance certain short-term obligations and to fund capital expenditures. Due to the macroeconomic conditions in Brazil, its debt markets have become increasingly short term in nature, impacting RGE's ability to refinance on a long-term basis, which could negatively impact RGE's liquidity and increase their costs of borrowing. RGE's current interest rate is approximately 24%.

Directors and Executive Officers of the Registrants

PSE&G

      Alfred C. Koeppe, President and Chief Operating Officer of PSE&G retired in October 2003 and was replaced by Ralph Izzo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

      a. PSEG:

Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.1: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.1: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      b. PSE&G:

Exhibit 10: Employment Agreement with Ralph Izzo dated October 18, 2003

Exhibit 12.1: Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.2: Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

Exhibit 31.2: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.3: Certification by Robert E. Busch Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.2: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.3: Certification by Robert E. Busch Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      c. Power:

Exhibit 12.3: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.4: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.5: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.4: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.5: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      d. Energy Holdings:

Exhibit 12.4: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.6: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.7: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.6: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.7: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(B) Reports on Form 8-K:

a. PSEG:
Items Reported Items 5 and 9 Item 5 Items 5 and 9	Date of Report July 22, 2003 September 30, 2003 October 22, 2003
b. PSE&G:
Items Reported Item 5 Item 5 Items 5 and 9	Date of Report July 22, 2003 September 30, 2003 October 22, 2003
c. Power:
Items Reported Item 5 Item 5 Items 5 and 9	Date of Report July 22, 2003 September 30, 2003 October 22, 2003
d. Energy Holdings:
Items Reported Item 5 Item 5 Items 5 and 9	Date of Report July 22, 2003 September 30, 2003 October 22, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (Registrant)
By: PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY (Registrant)
By: PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC (Registrant)
By: PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2003

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS LLC (Registrant)
By: DEREK M. DIRISIO Derek M. DiRisio Vice President and Controller (Principal Accounting Officer)

Date: October 30, 2003