Form 10-K/A
period 2004-12-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2005-04-28
CIK 788784

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .
Commission File Number	Registrant, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated	Common Stock without par value	New York Stock Exchange

        Corporate Units (consisting of a Purchase Contract and a Preferred Trust Security), $50 par value at 10.25%, issued by PSEG Funding Trust I (Registrant) and registered on the New York Stock Exchange.

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

        The number of shares outstanding of Public Service Enterprise Group Incorporated's sole class of Common Stock, as of the latest practicable date, was a follows:

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

Explanatory Note

        This Form 10-K/A amends Items 10, 11, 12, 13 and 14 and includes exhibits under Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2004 filed by Public Service Enterprise Group Incorporated (PSEG) on February 28, 2005. In this report, these items were incorporated by reference from PSEG's proxy statement, which was expected to be filed by April 29, 2005. Because PSEG's definitive proxy statement has not been finalized due to the proposed merger between PSEG and Exelon Corporation, Items 10, 11, 12, 13 and 14 of Form 10-K are being filed via this Form 10-K/A, as well as Exhibits 31i, 31j, 32i, and 32j under Item 15. This Form 10-K/A does not amend or update any other information set forth in the Form 10-K originally filed by PSEG on February 28, 2005.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

PSEG

        The PSEG board of directors is divided into three classes of as nearly equal numbers of directors as possible. As a result of this classification of directors, one class of directors is elected each year for a three-year term. Directors whose terms expire are eligible for renomination and will be considered by the PSEG corporate governance committee in accordance with its policies, which are described below under "Corporate Governance—Committees of the Board," and subject to the retirement policy for directors mentioned below. The terms of directors in class III expire in 2005, in class II in 2006 and in class I in 2007.

        There is shown as to each director, the period of service as a director of PSEG, age as of April 15, 2005, present committee memberships, business experience during at least the last five years and other present directorships. Beneficial ownership of PSEG Common Stock is shown under "—Security Ownership of Directors, Management and Certain Beneficial Owners." During 2004, each director attended more than 75% of the aggregate number of board meetings and committee meetings on which he or she served. Each director attended the 2004 Annual Meeting of Shareholders.

        CAROLINE DORSA (class I) has been a director since February 2003. Age 45. Member of Audit Committee, Corporate Governance Committee and Finance Committee. Director of PSE&G. Has been Vice President and Treasurer of Merck & Co., Inc., Whitehouse Station, New Jersey (discovers, develops, manufactures and markets human and animal health products) since December 1996. Was Treasurer from January 1994 to November 1996 and Executive Director of the U. S. Human Health Marketing subsidiary of Merck & Co., Inc. from June 1992 to January 1994.

        ERNEST H. DREW (class II) has been a director since January 1993. Age 68. Chair of Corporate Governance Committee and member of Executive Committee, Nuclear Committee and Organization and Compensation Committee. Until retirement, was Chief Executive Officer of Industries and Technology Group—Westinghouse Electric Corporation, from July 1997 to December 1997. Was a Member, Board of Management, Hoechst AG, Frankfurt, Germany (manufactures pharmaceuticals, chemicals, fibers, film, specialties and advanced materials) from January 1995 to June 1997. Was Chairman of the Board and Chief Executive Officer of Hoechst Celanese Corporation, Somerville, New Jersey from May 1994 until January 1995, and President and Chief Executive Officer from January 1988 until May 1994. Director of Thomas & Betts Corporation, Ashland Inc. and UQM Technologies, Inc.

        E. JAMES FERLAND (class I) has been a director since July 1986. Age 63. Chair of Executive Committee. Has been Chairman of the Board, President and Chief Executive Officer of PSEG and Chairman of the Board and Chief Executive Officer of Public Service Electric and Gas Company (PSE&G) since July 1986, Chairman of the Board and Chief Executive Officer of PSEG Energy Holdings since June 1989, Chairman of the Board and Chief Executive Officer of PSEG Power since June 1999 and Chairman of the Board and Chief Executive Officer of PSEG Services since November 1999.

        ALBERT R. GAMPER, JR. (class I) has been a director since December 2000. Age 62. Chair of Audit Committee and member of Executive Committee, Finance Committee and Nuclear Committee. Director of PSE&G. Until retirement, was Chairman of the Board of The CIT Group, Inc. of Livingston, New Jersey (a commercial finance company) from July 2004 until December 2004. Was Chairman of the Board and Chief Executive Officer of The CIT Group, Inc. from September 2003 to July 2004. Was Chairman of the Board, President and Chief Executive Officer of The CIT Group, Inc. from June 2002 to September 2003. Was President and Chief Executive Officer of The CIT Group, Inc.

from February 2002 to June 2002. Was President and Chief Executive Officer of Tyco Capital Corporation from June 2001 to February 2002. Was Chairman of the Board, President and Chief Executive Officer of The CIT Group, Inc. from January 2000 to June 2001, and President and Chief Executive Officer of The CIT Group, Inc. from December 1989 to December 1999.

        CONRAD K. HARPER (class III) has been a director since May 1997. Age 64. Chair of Finance Committee and member of Nuclear Committee and Organization and Compensation Committee. Director of PSE&G. Of counsel to the law firm of Simpson Thacher & Bartlett LLP, New York, New York since January 2003. Was a partner from October 1996 to December 2002 and from October 1974 to May 1993. Was Legal Adviser, United States Department of State from May 1993 to June 1996. Director of New York Life Insurance Company.

        WILLIAM V. HICKEY (class II) has been a director since October 2001. Age 60. Member of Audit Committee, Finance Committee and Organization and Compensation Committee. Has been President and Chief Executive Officer of Sealed Air Corporation, Saddle Brook, New Jersey (manufactures food and specialty protective packaging materials and systems), since March 2000. Was President and Chief Operating Officer from December 1996 to February 2000 and, prior to that, Executive Vice President from 1994 to December 1996. Director of Sealed Air Corporation and Sensient Technologies Corporation.

        SHIRLEY ANN JACKSON (class III) has been a director since June 2001. Age 58. Chair of Organization and Compensation Committee and member of Audit Committee and Finance Committee. Has been President of Rensselaer Polytechnic Institute since July 1999. Was previously a director of PSEG from 1987 to 1995. Was Chair, United States Nuclear Regulatory Commission, from July 1995 to July 1999. Was Professor of Theoretical Physics, Rutgers University and a consultant in semiconductor theory to AT&T Bell Laboratories from 1991 to 1995. Director of AT&T Corporation, FedEx Corporation, Marathon Oil Corporation, Medtronic, Inc., United States Steel Corporation and the New York Stock Exchange, Inc.

        THOMAS A. RENYI (class III) has been a director since February 2003. Age 59. Member of Audit Committee, Corporate Governance Commitee, Finance Committee and Organization and Compensation Committee. Has been Chairman of the Board and Chief Executive Officer of The Bank of New York Company, Inc., New York, New York and The Bank of New York, New York, New York (provider of banking and other financial services to corporations and individuals) since February 1998. Was President and Chief Executive Officer of The Bank of New York Company, Inc. from July 1997 to January 1998 and President of The Bank of New York from March 1992 to June 1997. Was President and Chief Executive Officer of The Bank of New York from January 1996 to January 1998 and President and Chief Operating Officer from December 1994 to December 1995. Director of The Bank of New York Company, Inc. and The Bank of New York.

        RICHARD J. SWIFT (class II) has been a director since December 1994. Age 60. Chair of Nuclear Committee and member of Audit Committee and Corporate Governance Committee. Has been Chairman of the Financial Accounting Standards Advisory Council since January 2002. Was Chairman of the Board, President and Chief Executive Officer of Foster Wheeler Ltd., Clinton, New Jersey (provides design, engineering, construction, manufacturing, management, plant operations and environmental services) from April 1994 until October 2001. Was President and Chief Operating Officer of Foster Wheeler Ltd. from December 1992 to April 1994. Director of Hubbell Incorporated, Ingersoll-Rand Limited and Kaman Corporation.

Corporate Governance

        Management of PSEG is under the general direction of the PSEG board of directors. The PSEG board of directors has adopted and operates under the PSEG corporate governance principles which reflect PSEG's current governance practices in accordance with applicable statutory and regulatory requirements, including those of the SEC and the New York Stock Exchange, Inc. ("NYSE"). The

PSEG corporate governance principles are posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

        Under the PSEG corporate governance principles and the requirements of the NYSE, the PSEG board of directors must consist of a majority of independent directors. The PSEG board of directors has established standards for director independence, which are set forth in the PSEG corporate governance principles. These standards require that to be independent, a director may not be an employee and no member of the director's immediate family may be an executive officer of PSEG or its subsidiaries, or any company where any executive of PSEG or its subsidiaries serves on the compensation committee, or that makes payments to or receives payments from PSEG or its subsidiaries in any year more than the greater of $1 million or 2% of such company's consolidated gross revenue, nor may any of them receive more than $50,000 in direct compensation (other than fees and compensation provided to directors generally) or be affiliated or employed by PSEG's independent auditor. In addition, to be independent, a director may not be an executive officer of a charity if contributions by PSEG and its subsidiaries exceed the greater of $1 million or 2% of the charity's consolidated gross revenue. These limitations apply for three years after the end of the applicable affiliation or arrangement. As determined by the PSEG board of directors, all of the current directors, with the exception of E. James Ferland, the Chairman of the Board, President and Chief Executive Officer, are independent under the PSEG corporate governance principles and the requirements of the NYSE. This determination was based upon a review of the questionnaires submitted by each of the PSEG directors, relevant business records of PSEG and the applicable SEC and NYSE requirements.

        PSEG has adopted a code of ethics titled PSEG Standards of Integrity applicable to it and all its subsidiaries. The PSEG Standards of Integrity are an integral part of PSEG's business conduct compliance program and embody the commitment of PSEG and its subsidiary companies to conduct operations in accordance with the highest legal and ethical standards. The PSEG Standards of Integrity apply to all PSEG directors, employees, contractors and consultants, worldwide. Each is responsible for understanding and complying with the PSEG Standards of Integrity. The PSEG Standards of Integrity are posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

        The PSEG board of directors has had for a number of years an audit committee, a corporate governance committee and an organization and compensation committee, each consisting solely of independent directors. As discussed more fully below, each of these committees has a charter that defines its roles and responsibilities. The charters are posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

        During 2004, the PSEG board of directors and these committees continued to assess PSEG's governance practices in light of new statutory requirements, including the Sarbanes-Oxley Act of 2002, the regulations of the SEC and the rules of the NYSE. As a result, the PSEG corporate governance principles and existing committee charters were assessed to assure that they continue to reflect current practices and new requirements.

        The PSEG board of directors holds regular monthly meetings, except in February, May and August, and meets on other occasions when circumstances require. The PSEG board of directors met 11 times in 2004, and, on average, the meetings lasted approximately three hours. Directors spend additional time preparing for board of directors and committee meetings they attend and they are called upon for counsel between meetings. In addition, during 2004, Caroline Dorsa, E. James Ferland, Albert R. Gamper, Jr. and Conrad K. Harper served on the board of directors of PSE&G. Mr. Ferland also served on the boards of directors of PSEG Energy Holdings, PSEG Power and PSEG Services. The PSE&G board of directors met eight times in 2004. Committee membership and membership on the PSE&G board of directors is shown in the biographies above.

        The PSEG corporate governance principles adopted by the PSEG board of directors provide that the PSEG board of directors will meet periodically on a regular basis at least twice each year in executive session without management in attendance. In such cases, the PSEG board of directors designates a non-management director to chair the meeting who is the independent Committee Chair most closely associated with the business at hand. The independent directors will meet in executive session at least once a year with only independent directors present. During 2004, four executive sessions were held with only independent directors present. In addition, the PSEG audit committee, corporate governance committee and organization and compensation committee each meet periodically with only independent directors present.

        Under the PSEG corporate governance principles, each director is expected to attend all PSEG board of directors meetings and all meetings of committees of which such director is a member, as well as the Annual Meeting of Shareholders. Meeting materials are provided to PSEG board of directors and committee members prior to meetings, and members are expected to review such materials prior to each meeting.

        Under the retirement policy for directors, directors who have never been employees of the PSEG group of companies and directors who are former chief executive officers of PSEG may not serve as directors beyond the Annual Meeting of Shareholders following their 70th birthday. Directors who are former employees, other than chief executive officers, may not serve as directors beyond the Annual Meeting of Shareholders following termination of active employment with the PSEG group of companies. In addition, directors must submit a letter of resignation upon a change in primary employment.

        As set forth in the PSEG corporate governance principles, shareholders and other interested parties may communicate directly with the PSEG board of directors, including the independent directors of PSEG, by writing to Edward J. Biggins, Jr., Secretary, at Public Service Enterprise Group Incorporated, 80 Park Plaza, T4B, P.O. Box 1171, Newark, New Jersey 07101-1171, and indicating who should receive the communication. Unless the context otherwise requires, the Corporate Secretary will provide the communication to the independent Chair of the Board Committee most closely associated with the nature of the request.

Committees of the Board

        The committees of the PSEG board of directors and their principal functions are as follows:

  Audit Committee

        Assists the PSEG board of directors in fulfilling its responsibility for oversight of the integrity of PSEG's financial statements, and the quality and integrity of the accounting, auditing and financial reporting practices of PSEG, with open and free access to all information of PSEG and its subsidiaries. Solely responsible for the appointment, termination, compensation and oversight of the work of the independent auditor. The independent auditor reports directly to the PSEG audit committee. Reviews independence of independent auditor, the services provided by them, their fees and peer review reports of their performance. Pre-approves the services provided and fees paid to the independent auditor for all services provided to PSEG and its subsidiaries. Reviews with the independent auditor, management and PSEG's internal auditors the annual audited and quarterly financial statements and evaluates the acceptability and quality of such financial statements and PSEG's accounting, reporting and auditing practices. Generally discusses earnings press releases, financial information and earnings guidance provided to analysts and rating agencies as well as policies with respect to risk assessment and risk management. Recommends to the PSEG board of directors the inclusion of the audited financial statements in PSEG's Annual Report on Form 10-K. Resolves any disagreements which may arise between management and the independent auditor regarding financial reporting.

        Annually reviews and assesses the PSEG audit committee charter. Provides oversight of the internal audit and environmental, health and safety audit functions of PSEG. Reviews annual audit reports of both independent and internal auditors, as well as environmental health and safety auditors. Reviews planned scope of future audits. Ascertains implementation of auditors' recommendations. Reviews internal auditing procedures and internal accounting controls. Reviews adequacy and implementation of policies and practices relating to accounting, financial reporting, internal auditing, operating controls, business conduct compliance program (including environmental health and safety compliance) and business ethics. Meets privately with representatives of the independent auditor, internal auditors and environmental auditors. Reviews the status of pending material litigation, and legal and business conduct compliance. Reviews compliance with legal and regulatory requirements.

        The PSEG audit committee is comprised of three or more independent directors, as defined by the PSEG board of directors, who are generally knowledgeable in financial matters, including at least one member with accounting or financial management expertise. In addition to meeting the requirements for being an independent director, members may receive no direct or indirect compensation from PSEG or its subsidiaries, other than as a director or committee member, and may not be affiliated with PSEG or its subsidiaries, in accordance with applicable legal requirements.

        The PSEG board of directors determines annually, and upon a change in audit committee composition, the independence, financial literacy and financial expertise of the PSEG audit committee members and makes written affirmation to the NYSE in accordance with its rules. In accordance with the rules of the SEC and the NYSE, PSEG maintains an audit committee consisting solely of directors who are independent of management. Also, in accordance with the NYSE rules, the PSEG board of directors has determined that all members of the PSEG audit committee are financially literate and, in addition, that each member of the PSEG audit committee possesses financial expertise, as defined in the NYSE rules. The PSEG board of directors further has determined that each of Albert R. Gamper, Jr., Caroline Dorsa, William V. Hickey, Shirley Ann Jackson, Thomas A. Renyi and Richard J. Swift, the members of the PSEG audit committee, is an "audit committee financial expert" as defined under the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

        PSEG and the PSEG board of directors believe that the current composition of the PSEG audit committee provides that committee with the requisite expertise and experience to recommend to the PSEG board of directors the inclusion of PSEG's financial statements in the Annual Report on Form 10-K. The PSEG board of directors will consider this matter annually as a part of its ongoing governance review. The PSEG audit committee will also continue its assessment and enhancement of governance practices, including assurance that there exist adequate independent procedures for receipt and treatment of complaints regarding accounting, internal controls or auditing matters.

        The PSEG audit committee meets at least four times per year, and in executive session without management present at least three times per year. The PSEG audit committee held eight meetings in 2004. The PSEG audit committee report appears below. The PSEG audit committee charter is posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

  Corporate Governance Committee

        Monitors the composition of the PSEG board of directors to assure a reasonable balance of professional interests, business experience, financial expertise and independence. Considers qualifications of PSEG board of directors members and evaluates prospective nominees identified by the PSEG corporate governance committee or by other PSEG board of directors members, management, shareholders or other sources. The PSEG corporate governance committee retains for a fee third-party executive search firms to assist it in identifying and recruiting potential nominees for consideration for election to the PSEG board of directors. Recommends to the PSEG board of directors membership changes and nominees to maintain requisite balance. Also considers the amount of time that a person will likely have to devote to his or her duties as a director, including non-PSEG responsibilities as an executive officer, board member or trustee of businesses and charitable institutions, and the contribution by directors to the ongoing business of PSEG. Further evaluates the continuity current directors bring to service on the PSEG board of directors versus the benefit from new ideas and perspectives that new members bring to the PSEG board of directors. The PSEG corporate governance committee does not believe it is appropriate to set limits on outside board memberships or the length a director's term, but monitors the above factors to attempt to assure that the PSEG board of directors contains an effective mix of people to best further PSEG's long-term business interests. The PSEG corporate governance committee utilizes the same criteria to evaluate all potential nominees, including those recommended by shareholders or from other sources.

        Periodically evaluates performance of the PSEG board of directors and its committees, including a review of the size, structure and composition of the PSEG board of directors and its committees and their governance practices and makes recommendations to the PSEG board of directors. Makes recommendations to the PSEG board of directors to improve effectiveness of the PSEG board of directors and its committees. Recommends to the PSEG board of directors the chairs and members of several committees of the PSEG board of directors.

        Membership consists of three or more independent directors. Meetings are held at least two times per year, and in executive session without management present at least once per year. The PSEG corporate governance committee met four times in 2004. The PSEG corporate governance committee charter is posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

        The PSEG corporate governance committee will consider shareholders' recommendations for nominees for election to the PSEG board of directors. Such recommendations must be submitted in writing to Edward J. Biggins, Jr., Secretary, Public Service Enterprise Group Incorporated, 80 Park Plaza, T4B, P.O. Box 1171, Newark, New Jersey 07101-1171. Nominations must be accompanied by the written consent of any such person to serve if nominated and elected and by biographical material to permit evaluation of the individual recommended. In addition, the By-Laws of PSEG require that shareholder nominations must be submitted at least 90 days in advance of an Annual Meeting of Shareholders.

        The PSEG corporate governance committee seeks candidates for the PSEG board of directors with an attained position of leadership in their field of endeavor, breadth of experience and sound business judgment. It is the policy of the PSEG board of directors that a person who is not an employee of PSEG shall not be recommended initially to the shareholders for election as a director unless it appears that, consistent with the retirement policy for directors referred to above, such person would be available to serve as a director for at least five years.

  Executive Committee

        Except as otherwise provided by law, the PSEG executive committee has and may exercise all the authority of the PSEG board of directors when the PSEG board of directors is not in session. Membership consists of the Chairman of the PSEG board of directors and at least one independent director. This PSEG executive committee meets only if it is impracticable to convene the full PSEG board of directors. It did not meet during 2004.

  Finance Committee

        Considers financial policies, or changes therein, before presentation to the PSEG board of directors. Periodically reviews and makes recommendation to the PSEG board of directors regarding PSEG's financial planning and significant financial decisions. Makes recommendations to the PSEG board of directors regarding the issuance and sale of securities and project investment and cash investment guidelines. Oversees the investment of the trust funds of the pension plans and nuclear decommissioning trust fund of PSEG and its subsidiaries. Consists of three or more members, the majority of whom are independent directors. Meets at least three times per year. The PSEG finance committee held three meetings in 2004.

  Nuclear Committee

        Provides an independent basis for evaluating the safety and effectiveness of PSEG's nuclear operations. Specific attention is provided to evaluation of overall management attention to nuclear safety, regulatory issues, other evaluations of nuclear operations and to improvement in operations. Consists of three or more independent directors and meets at least three times per year. The PSEG nuclear committee held six meetings in 2004.

  Organization and Compensation Committee

        Reviews, approves and modifies, as necessary, PSEG's executive compensation policy. Studies and makes recommendations to the PSEG board of directors concerning corporate organization in general and compensation for directors and certain executives. Administers the compensation program for executive officers and key employees. Makes comparative studies and reports to the PSEG board of directors with respect to compensation for directors who are not officers. Reviews and makes recommendations to the PSEG board of directors with respect to certain incentive compensation programs for officers and other key employees and certain benefit plans for directors and officers. Reviews and approves corporate goals and objectives relevant to Chief Executive Officer compensation, evaluates the Chief Executive Officer's performance in light of those goals and objectives and, with the independent board members, determines and approves the Chief Executive Officer's compensation level based on this evaluation. Administers certain benefit plans for directors and officers. Annually reviews management succession and development plans and performance reviews for the Chief Executive Officer and certain other key members of management. Retains independent compensation consultants to assist it in designing compensation programs that are consistent with comparable industry practices.

        Consists of three or more independent directors who meet at least two times per year and in executive session at least two times per year, without management present. The PSEG organization and compensation committee held four meetings in 2004. The PSEG organization and compensation committee report on executive compensation appears below. The PSEG organization and compensation committee charter is posted on PSEG's website, www.pseg.com/investor/governance. A copy is available upon request made to PSEG.

Item 11.    Executive Compensation

        The following table sets forth compensation paid or awarded to the Chief Executive Officer ("CEO") and the four most highly compensated executive officers of PSEG as of December 31, 2004 for all services rendered to PSEG and its subsidiaries and affiliates during each year indicated.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Awards
Bonus/Annual Incentive Awards(1) ($)
Name and Principal Position	Year	Salary ($)		Restricted Stock(2) ($)	Options(3) (#)	All Other Compensation(4) ($)
E. James Ferland Chairman of the Board President and CEO of PSEG	2004 2003 2002	1,081,138 1,006,227 971,358	753,200 1,440,000 713,800	949,050 0 0	135,000 0 350,000	6,152 6,002 6,002
Robert J. Dougherty, Jr. President and Chief Operating Officer of Energy Holdings	2004 2003 2002	584,539 547,945 537,982	342,400 460,400 40,800	235,125 0 0	33,000 0 130,000	6,002 5,001 5,002
Thomas M. O'Flynn Executive Vice President and Chief Financial Officer of PSEG	2004 2003 2002	532,809 488,170 468,243	316,100 441,000 232,900	235,125 0 0	33,000 0 130,000	8,202 8,005 8,002
Ralph Izzo President and Chief Operating Officer of PSE&G(5)	2004 2003 2002	465,562 304,051 273,973	350,500 282,800 79,800	235,125 0 0	33,000 250,000 35,000	8,204 8,003 5,500
Frank Cassidy President and Chief Operating Officer of Power	2004 2003 2002	532,809 488,170 468,243	131,300 306,100 235,900	235,125 0 0	33,000 0 130,000	5,127 5,002 5,003

(1)
Amounts awarded were earned under the Restated and Amended Management Incentive Compensation Plan and determined and paid in the following year.

(2)
Value as of original award date, based on the closing price of $42.75 on the NYSE on May 3, 2004, with one-third of the shares vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. Dividends on the shares awarded are paid in cash from the date of the award. The fair market value of the PSEG common stock at the time of vesting of the first one-third of the shares was $52.31.

(3)
All grants of options to purchase shares of PSEG Common Stock were non-qualified options.

(4)
Represents employer contribution to the Thrift and Tax-Deferred Savings Plan.

(5)
Mr. Izzo was elected to his current position effective October 18, 2003.

Option Grants in Last Fiscal Year (2004)

Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)
E. James Ferland	135,000	15.6	42.75	5/3/14	900,450
Robert J. Dougherty, Jr	33,000	3.8	42.75	5/3/14	220,110
Thomas M. O'Flynn	33,000	3.8	42.75	5/3/14	220,110
Ralph Izzo	33,000	3.8	42.75	5/3/14	220,110
Frank Cassidy	33,000	3.8	42.75	5/3/14	220,110

(1)
Granted under 2004 LTIP with exercisability commencing January 1, 2005, January 1, 2006 and January 1, 2007, respectively, with respect to one-third of the options at each such date.

(2)
Determined using the Black-Scholes model, incorporating the following material assumptions and adjustments: (a) exercise price of $42.75, equal to the fair market value of the underlying PSEG common stock on the date of grant; (b) an option term of ten years on all grants; (c) interest rate of 4.72% that represent the interest rate on United States Treasury securities on the date of grant with a maturity date corresponding to that of the option terms; (d) volatility of 26.91% calculated using daily PSEG common stock prices for the one-year period prior to the grant date; (e) dividend yield of 5.15% and (f) reductions of approximately 7.79% to reflect the probability of forfeiture due to termination prior to vesting, and approximately 10.24% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration dates. Actual values which may be realized, if any, upon any exercise of such options, will be based on the market price of PSEG common stock at the time of any such exercise and thus are dependent upon future performance of PSEG common stock. There is no assurance that any such value realized will be at or near the value estimated by the Black-Scholes model utilized.

Aggregated Option Exercises in Last Fiscal Year (2004) and
Fiscal Year-End Option Values (December 31, 2004)

			Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
	Shares Acquired On Exercise (#)(1)
Name		Value Realized ($)	Exercisable (#)(1)	Unexercisable (#)(1)	Exercisable ($)(2)	Unexercisable ($)(2)
E. James Ferland	None	0	1,348,333	251,667	18,402,793	3,590,707
Robert J. Dougherty, Jr.	None	0	591,667	126,333	6,238,069	1,564,428
Thomas M. O'Flynn	None	0	416,667	176,333	4,375,507	1,771,053
Ralph Izzo	None	0	156,333	244,667	1,931,266	2,734,967
Frank Cassidy	None	0	666,667	126,333	7,937,382	1,564,428

(1)
Reflects options granted and/or exercised through December 31, 2004.

(2)
Represents difference at December 31, 2004 between market price of PSEG common stock ($52.31) and the respective exercise prices of the options. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of PSEG common stock at the time of any such exercise and thus are dependent upon future performance of PSEG common stock.

Employment Contracts and Arrangements

        PSEG entered into an employment agreement dated as of June 16, 1998 and amended as of November 20, 2001 with Mr. Ferland (together, the "Original Ferland Employment Agreement"), and further as amended on December 20, 2004 (the "Second Amendment") covering his employment as Chief Executive Officer through March 31, 2007. The Original Ferland Employment Agreement provides that Mr. Ferland will be renominated for election as a director during his employment under the Original Ferland Employment Agreement. The Original Ferland Employment Agreement also provides that Mr. Ferland's base salary, target annual incentive bonus and long-term incentive bonus will be determined based on compensation practices for CEOs of similar companies and that his annual salary will not be reduced during its term. The Original Ferland Employment Agreement also provides for an award to him of 150,000 shares of restricted PSEG Common Stock as of June 16, 1998 and 60,000 shares of restricted PSEG common stock as of November 20, 2001, with 60,000 shares vesting in 2002; 20,000 shares vesting in 2003; 30,000 shares vesting in 2004; 40,000 shares vesting in 2005; 30,000 shares vesting in 2006; and 30,000 shares vesting in 2007. The Original Ferland Employment Agreement provides for the granting of 22 years of pension credit for Mr. Ferland's prior service, which was awarded at the time of his initial employment.

        The Second Amendment provides that, as of completion of the proposed merger of PSEG and Exelon Corporation, Mr. Ferland will serve as the Chairman of the Exelon board of directors. Mr. Ferland will not have any executive duties after completion of the merger. Mr. Ferland's term of employment continues through March 31, 2007, at which time he has agreed to retire. During the term of employment, Mr. Ferland's annual salary, target annual incentive bonus and target long-term incentive bonus will be set by the Exelon board of directors, but will not be less than the amounts paid to him or the targets set for him immediately prior to completion of the merger. Under the Second Amendment, Mr. Ferland waived his right to resign his employment for "good reason" as a result of the merger because: (1) of the changes to his title, authority, duties, responsibilities and reporting lines; (2) he is not appointed to the position of Chief Executive Officer of Exelon; and (3) another individual is appointed to the position of Chief Executive Officer of Exelon. Further, under the Second Amendment, Mr. Ferland acknowledged that the changes in his title, authority, duties, responsibilities and reporting lines do not constitute a termination of his employment without "cause." As a result, Mr. Ferland will not be entitled to any severance payment as a result of consummation of the merger with Exelon. Otherwise, the provisions of the Original Ferland Employment Agreement, as amended, providing for severance payments on the termination of his employment without "cause" or on the resignation of his employment for "good reason," remain in effect.

        Under the Second Amendment, when Mr. Ferland retires at the end of his term of employment on March 31, 2007, he will be fully vested in any outstanding shares of restricted stock and any other equity awards he received as a long-term incentive award, and he will be paid any previously deferred compensation. He will not receive any special severance payments on retirement.

        The Second Amendment only becomes effective if the merger is completed.

        PSEG entered into an employment agreement dated as of April 18, 2001 and amended as of December 21, 2001 with Mr. O'Flynn (the "O'Flynn Employment Agreement") covering his employment as Executive Vice President and Chief Financial Officer through July 1, 2006. The O'Flynn Employment Agreement provides that Mr. O'Flynn's base salary, target annual incentive bonus and long-term incentive bonus will be determined based on compensation practices of similar companies and that his annual salary will not be reduced during its term. The O'Flynn Employment Agreement also provided for an award to him of 100,000 shares of restricted PSEG common stock all of which have fully vested. The O'Flynn Employment Agreement awarded Mr. O'Flynn 250,000 options of PSEG common stock, of which 50,000 vest on each July 1 from 2002 through 2006, and expire on July 1, 2011, provided he has remained continuously employed by PSEG through such vesting dates. The

O'Flynn Employment Agreement also awarded 50,000 options, all of which have fully vested. The O'Flynn Employment Agreement provides for the granting, upon the completion of five years of service with PSEG, of 15 years of pension credit for Mr. O'Flynn's prior service.

        PSEG has entered into employment agreements with each of Messrs. Cassidy, Dougherty and Izzo dated, respectively, as of October 17, 2000, October 17, 2000 and October 18, 2003, covering the respective employment of each in the position listed in the Summary Compensation Table through October 16, 2005 for Messrs. Cassidy and Dougherty and October 18, 2008 for Mr. Izzo. The agreements are essentially identical and provide that the base salary, target annual incentive bonus and long-term incentive bonus of each will be determined based on compensation practices of similar companies and that annual salary will not be reduced during its term, and awarded to each of them 250,000 options of PSEG common stock, 50,000 of which vest on each October 17 from 2001 through 2005 for Messrs. Cassidy and Dougherty and October 18 from 2004 through 2008 for Mr. Izzo, and expire on October 17, 2010 for Messrs. Cassidy and Dougherty and 2013 for Mr. Izzo, provided the individual has remained continuously employed by PSEG through each such vesting date.

        Each of the agreements discussed above further provides that if the individual is terminated without "cause" or resigns for "good reason" (as those terms are defined in each agreement) during the term of such agreement, the respective entire restricted stock award and/or entire option award becomes vested, the individual will be paid a benefit of two times base salary and target bonus, and his welfare benefits will be continued for two years unless he is sooner employed. In the event such a termination occurs after a "change in control" (also as defined in each agreement), the payment to the individual becomes three times the sum of salary and target bonus, continuation of welfare benefits for three years unless sooner reemployed, payment of the net present value of providing three years additional service under PSEG's retirement plans and a gross-up for excise taxes due under the Internal Revenue Code on any termination payments. Each of the agreements provides that the individual is prohibited for one year (two years for Mr. Ferland) from competing with and for two years from recruiting employees from, PSEG or its subsidiaries or affiliates, after termination of employment. Violation of these provisions requires a forfeiture of the respective restricted stock and option grants and certain benefits.

        Under the merger agreement, PSEG has reserved the right to renew these agreements (except for Mr. Ferland's) for a term not to exceed two years following the closing of the merger.

Compensation Committee Interlocks and Insider Participation

        During 2004, each of the following individuals served as a member of the PSEG organization and compensation committee: Shirley Ann Jackson, Chair, Ernest H. Drew, Conrad K. Harper, William V. Hickey and Thomas A. Renyi. During 2004, no member of the PSEG organization and compensation committee was an officer or employee or a former officer or employee of any PSEG company. No officer of PSEG served on the compensation committee of any of the companies for which any of these individuals served as an officer.

Compensation of Directors and Certain Business Relationships

        During 2004, each director who was not an officer of PSEG or its subsidiaries and affiliates was paid an annual retainer of $40,000 and a fee of $1,500 for attendance at any PSEG board of directors or committee meeting, inspection trip, conference or other similar activity relating to PSEG or PSE&G. On January 18, 2005, the annual retainer was increased to $50,000 for the year 2005. Pursuant to the Compensation Plan for Outside Directors, a certain percentage, currently fifty percent, of the annual retainer is paid in shares of PSEG common stock. No additional retainer is paid for service as a director of PSE&G. Each Committee Chair received an additional annual retainer of $5,000, except for the Chair of the PSEG audit committee, who received $10,000. In addition, each member of the PSEG audit committee received an additional annual retainer of $5,000.

        PSEG also maintains a Stock Plan for Outside Directors pursuant to which directors who are not employees of PSEG or its subsidiaries and affiliates receive shares of restricted stock for each year of service as a director. For 2004, this amount was 800 shares of PSEG common stock (increased to 1,000 shares for 2005). Such shares held by each non-employee director are included in the table above under "—Security Ownership of Directors, Management and Certain Beneficial Owners."

        The restrictions on the shares of PSEG common stock granted under the Stock Plan for Outside Directors provide that the shares are subject to forfeiture if the director leaves service at any time prior to the Annual Meeting of Shareholders following his or her 70th birthday. This restriction would be deemed to have been satisfied if the director's service were terminated after a "change in control" as defined in the plan or if the director were to die in office. PSEG also has the ability to waive these restrictions for good cause shown. Restricted stock may not be sold or otherwise transferred prior to the lapse of the restrictions.

        Dividends on shares of PSEG common stock held subject to restrictions are paid directly to the director and the director has the right to vote the shares of PSEG common stock.

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

Pension Plan Table
($)

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

        Average final compensation, for purposes of retirement benefits of executive officers, is generally equivalent to the average of the aggregate of the salary and bonus amounts reported in the Summary Compensation Table above under "Annual Compensation" for the five years preceding retirement, not to exceed 150% of the average annual salary for such five year period. Messrs. Ferland, Dougherty, O'Flynn, Cassidy and Izzo will have accrued approximately 48, 48, 44, 48 and 36 years of credited service, respectively, as of age 65.

Organization and Compensation Committee Report on Executive Compensation

        The compensation program for executive officers of PSEG and its subsidiaries is administered by the PSEG organization and compensation committee of the PSEG board of directors. The PSEG organization and compensation committee operates under a written charter adopted by the PSEG board of directors, a copy of which is posted on PSEG's website, www.pseg.com/investor/governance. During 2004, the committee consisted solely of independent directors. Compensation plans developed by the committee are approved by the full PSEG board of directors. Administration of the plans is the responsibility of the PSEG organization and compensation committee.

        The committee's philosophy on executive compensation is to base compensation on the value and level of performance of the executive and to link compensation to shareholder value. To achieve this result, the committee has developed and administers several pay delivery systems designed to focus executive efforts on improving corporate performance. These systems include base salary, an annual incentive compensation plan and a long-term incentive compensation plan. The prior long-term compensation plan permits only the use of stock options. Over the past several years, the committee has shifted the relationship of these elements to place a higher portion on long-term compensation to increase the linkage of executive compensation with long-term shareholder value. In 2004, shareholders approved a new long-term incentive compensation plan, the 2004 Long-Term Incentive Plan, to permit the use of other long-term incentive compensation vehicles, such as performance shares and restricted stock, in addition to stock options. Also included as compensation are a deferred compensation plan, employer contributions to a 401(k) plan and an employee stock purchase plan.

        Base salary levels are reviewed annually using compensation data compiled by outside compensation experts for similar positions and comparable companies. The utilities surveyed include some of, but are not limited to, those included in the Dow Jones Utilities Index. Most of the general industry companies surveyed are included in the S&P 500 Composite Stock Price Index. Each of these indices is shown in the Performance Graph below. For PSE&G positions, market data is reviewed for large electric and gas utilities, as well as for general industry. For PSEG Power, data for energy services and relevant general industry is utilized, while for PSEG Energy Holdings and PSEG Services positions, relevant general industry data is taken into consideration. Individual performance of the executive with respect to corporate performance criteria is determined and taken into account when setting salaries against the competitive market data. Such corporate performance criteria include attainment of business unit plans and financial targets, as well as individual measures for each executive officer related to such person's area of responsibility. In addition, factors such as leadership ability, managerial skills and other personal aptitudes and attributes are considered. Base salaries for satisfactory performance are targeted at the median of the competitive market. Generally, for 2004, base salaries were increased from 2003 levels to reflect general market adjustments for comparable positions.

        For fiscal year 2004, the base salary of E. James Ferland, Chairman of the Board, President and Chief Executive Officer, based on overall performance and consideration of market data, was set at a rate which was approximately the median of comparable size energy companies. Since the incentive compensation plans discussed below have been based in part upon a percentage of salary, these elements of Mr. Ferland's compensation may be affected by increases in salary. In determining base salary for Mr. Ferland, individual performance in relation to corporate performance factors such as achievement of business plans, financial results, safety, human resources management, nuclear operations and civic leadership are considered.

        The Restated and Amended Management Incentive Compensation Plan is designed to motivate and reward executives for both achievement of individual goals and overall company results and operates as an incentive compensation pool plan pursuant to which an award fund is established by the committee each year. The maximum award fund in any year is 2.5% of PSEG's net income. Mr. Ferland's maximum award cannot exceed 10% of the award fund and the maximum award for other participants cannot exceed 90% of the award fund divided by the number of participants, other than Mr. Ferland, for that plan year. The committee has the authority to reduce the award of any participant below the maximum award otherwise payable based upon criteria it deems appropriate. When considering whether to reduce the award of any executive officer below the maximum allowed under the plan for 2004, the committee considered a combination of corporate results, business factors and individual results including financial and business performance, business strategy and planning, customer operations, corporate governance, health and safety, management of corporate support services, cost savings and legal and environmental performance.

        Annual awards are determined within 120 days after the end of the fiscal year. Awards for 2004 performance, including Mr. Ferland's, were determined in January 2005. The committee determined to reduce Mr. Ferland's and the other executive officers' awards below the maximum allowed based on its evaluation of the factors enumerated above and because year-end earnings were below business targets.

        The 2004 Long-Term Incentive Plan is designed to provide a direct linkage between the executive's interests and increases in shareholder value by encouraging certain executives of PSEG and its subsidiaries to increase their ownership of PSEG common stock through the grant of stock options, restricted stock and performance units.

        Grant levels are determined by the committee based upon several factors including the participant's ability to contribute to the overall success of PSEG and its subsidiaries and competitive market data. The level of grants is reviewed annually by the committee. The committee does not consider prior awards of stock options, restricted stock and performance units made to executive officers when determining grants.

        In 2004, Mr. Ferland was granted 135,000 stock options, 22,200 shares of restricted stock and 22,200 performance units. The value of the grant of stock options to Mr. Ferland was below the median of the comparative market data.

        Mr. Ferland has been awarded 210,000 shares of restricted PSEG common stock under the Original Ferland Employment Agreement, which shares vest in stages annually through 2007. The award was designed to align his interests with an increase in shareholder value and to incent him to remain with PSEG as Chief Executive Officer through March 31, 2007.

        Section 162(m) of the Internal Revenue Code generally denies a deduction for United States federal income tax purposes for compensation in excess of $1 million for persons named in the proxy statement, except for compensation pursuant to shareholder-approved performance-based plans. Shareholder approval of the 2004 Long-Term Incentive Plan and the Restated and Amended Management Incentive Compensation Plan was received at the 2004 Annual Meeting of Shareholders. As a result, performance-based compensation under these plans is not now subject to the limitation on deductions contained in Section 162(m) of the Internal Revenue Code. In 2004, for purposes of Section 162(m) of the Internal Revenue Code, Messrs. Ferland, Dougherty and O'Flynn had compensation in excess of $1 million. The committee and PSEG will continue to evaluate executive compensation in light of Section 162(m) of the Internal Revenue Code.

        Members of the PSEG Organization and Compensation Committee:

Shirley Ann Jackson, Chair	William V. Hickey
Ernest H. Drew	Thomas A. Renyi
Conrad K. Harper
February 3, 2005

Audit Committee Report

        The PSEG audit committee of the PSEG board of directors is composed solely of independent directors. It operates under a written charter adopted by the PSEG board of directors which is posted on PSEG's website, www.pseg.com/investor/governance. It is annually reviewed and assessed for adequacy by the PSEG audit committee.

        Management is responsible for PSEG's financial statements and internal controls. The independent auditor of PSEG, Deloitte & Touche LLP, reports directly to the PSEG audit committee and is responsible for performing an independent audit of PSEG's annual consolidated financial statements in accordance with generally accepted auditing standards and on management's assessment of internal controls and for issuing reports thereon. The committee's overall responsibility is to assist the PSEG board of directors in overseeing the quality and integrity of the accounting, auditing and financial reporting practices.

        In performance of its responsibilities, the committee has met and held discussions with management, the internal auditors and the independent auditor. The committee periodically meets privately with the internal auditors and with the independent auditor, and also meets in executive session with only Committee members present.

        Management has represented to the committee that PSEG's consolidated financial statements were prepared in accordance with generally accepted accounting principles and the committee has reviewed and discussed the consolidated audited financial statements with management, the internal auditors and the independent auditor. The committee discussed with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) and other requirements, including the following:

  •
  methods used to account for significant transactions;

  •
  the effect of significant accounting policies in emerging areas;

  •
  the process used by management in formulating accounting estimates and the basis for the auditors' conclusions regarding the reasonableness of these estimates;

  •
  any disagreements with management over the application of accounting principles, the basis for management's accounting estimates and the disclosures in the financial statements; and

  •
  critical accounting policies.

        The independent auditor also provided to the committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). The committee discussed with the independent auditor the firm's independence with respect to PSEG and its management and discussed the internal controls and an assessment of the audits of Deloitte & Touche LLP by the Public Company Accounting Oversight Board. The committee has also reviewed the Sarbanes-Oxley Act of 2002 with respect to auditor independence and has defined the amount and scope of services that may be performed by Deloitte & Touche LLP consistent with maintaining that firm's independence. The PSEG audit committee requires that all services of Deloitte & Touche LLP be pre-approved by the audit committee or the audit committee chair. The committee has considered whether the independent auditor's provision of non-audit services to PSEG and the audit and non-audit fees paid to the independent auditor, are compatible with maintaining the independent auditor's independence. On the basis of its review, the committee determined that the independent auditor has the requisite independence.

        Based on the committee's discussions with management, the internal auditors and the independent auditor, the committee's review of the audited financial statements, the representations of management regarding the audited financial statements and the report of the independent auditor to the committee, the committee recommended to the PSEG board of directors that the audited financial statements be included in PSEG's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the SEC.

Members of the Audit Committee:

Albert R. Gamper, Jr., Chair	Shirley Ann Jackson
Caroline Dorsa	Thomas A. Renyi
William V. Hickey	Richard J. Swift
February 16, 2005

Item 12.    Security Ownership of Directors, Management and Certain Beneficial Owners

Directors and Management

        The following table sets forth, as of April 15, 2005, the record date for the PSEG Annual Meeting of Shareholders, beneficial ownership of PSEG common stock, including options, by the directors and executive officers named in the table appearing under "—Executive Compensation." None of these amounts exceeds 1% of the common stock outstanding, except for the amount for all directors and executive officers as a group, which constitutes approximately 1.8%.

Name	Amount and Nature of Beneficial Ownership
Frank Cassidy	723,091	(1)
Caroline Dorsa	3,873	(2)
Robert J. Dougherty, Jr.	666,937	(3)
Ernest H. Drew	11,247	(4)
E. James Ferland	1,978,040	(5)
Albert R. Gamper, Jr.	6,134	(6)
Conrad K. Harper	7,817	(7)
William V. Hickey	5,194	(8)
Ralph Izzo	388,182	(9)
Shirley Ann Jackson	4,285	(10)
Thomas M. O'Flynn	608,221	(11)
Thomas A. Renyi	3,373	(12)
Richard J. Swift	11,035	(13)
All directors and executive officers as a group (16 persons)	4,216,681	(14)

(1)
Includes the equivalent of 2,058 shares held under the Thrift Plan. Includes 17,167 shares of restricted stock awarded pursuant to the 2004 LTIP. Includes options to purchase 693,000 shares, 577,667 of which are currently exercisable.

(2)
Includes 2,400 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors. Includes 500 shares jointly owned with her husband.

(3)
Includes the equivalent of 1,140 shares held under the Thrift Plan. Includes 17,167 shares of restricted stock awarded pursuant to the 2004 LTIP. Includes options to purchase 618,000 shares, 502,667 of which are currently exercisable. Includes 6,670 shares jointly owned with his wife.

(4)
Includes 5,800 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(5)
Includes the equivalent of 15,639 shares held under the Thrift Plan. Includes 109,800 shares of restricted stock awarded pursuant to the 2004 LTIP. Includes options to purchase 1,566,000 shares, 1,359,333 of which are currently exercisable. Includes 30,000 shares of restricted stock, which vest as described above under "—Employment Contracts and Arrangements." Includes 180,000 shares held in a trust. Includes 76,601 shares jointly held with his wife.

(6)
Includes 2,800 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(7)
Includes 4,600 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(8)
Includes 2,800 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(9)
Includes the equivalent of 327 shares held under the Thrift Plan. Includes 19,667 shares of restricted stock awarded pursuant to the 2004 LTIP. Includes options to purchase 354,667 shares, 121,000 of which are currently exercisable.

(10)
Includes 2,800 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(11)
Includes the equivalent of 15 shares held under the Thrift Plan. Includes 17,167 shares of restricted stock awarded pursuant to the 2004 LTIP. Includes options to purchase 506,333 shares, 341,000 of which are currently exercisable. Includes 45,000 shares held in a trust.

(12)
Includes 2,400 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(13)
Includes 5,200 shares of restricted stock awarded pursuant to the Stock Plan for Outside Directors.

(14)
Includes the equivalent of 19,179 shares held under the Thrift Plan. Includes options to purchase 3,738,000 shares, 2,901,667, of which are currently exercisable. Includes 304,502 shares of restricted stock. Includes 155,000 shares held in trusts.

Certain Beneficial Owners

        The following table sets forth beneficial ownership by any person or group known to PSEG, as of April 15, 2005, to be the beneficial owner of more than five percent of PSEG common stock. According to the Schedules 13G filed by these owners with the SEC, these securities were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of PSEG and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Name and Address	Amount and Nature of Beneficial Ownership		Percent
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	21,196,300	(1)	8.9	%(1)

(1)
As reported on Schedule 13G filed February 14, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

        During 2004, no director or executive officer of PSEG was late in filing a Form 3, 4 or 5 in accordance with the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with regard to transactions involving PSEG common stock.

Performance Graph

        The graph below shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 1999 in PSEG common stock, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

5-Year Cumulative Total Comparative Returns—as of December 31, 2004

	1999	2000	2001	2002	2003	2004
PSEG	100.00	147.81	134.66	108.61	156.16	193.78
S&P 500	100.00	90.89	80.14	62.47	80.35	89.07
DJ Utilities	100.00	150.96	111.51	85.50	110.36	143.54
S&P Electrics	100.00	153.62	127.97	108.68	134.59	170.12

Item 13. Certain Relationships and Related Transactions

        None.

Item 14.    Fees Billed to PSEG by Deloitte & Touche LLP for 2004 and 2003

        The appointment, termination, compensation and oversight of the work of the independent auditor, Deloitte & Touche LLP, is the direct responsibility of the PSEG audit committee of the PSEG board of directors, which reviews their independence, the services provided and their fees, as well as peer review reports of their performance. All fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte & Touche) for all services, audit and non-audit, provided to PSEG and its subsidiaries are pre-approved by the audit committee or its chair.

Audit Fees

        The aggregate fees billed to PSEG and its subsidiaries by Deloitte & Touche for audit services rendered for the years ended December 31, 2004 and 2003 totaled $7,686,120 and $4,803,285, respectively. The increase in fees in 2004 is largely related to Deloitte & Touche review of PSEG's internal controls, which was conducted for the first time in 2004 as required by Section 404 of the Sarbanes Oxley Act. The fees were incurred for audits of the annual consolidated financial statements of PSEG and its subsidiaries, including the Annual Report on Form l0-K of PSEG and its subsidiaries, reviews of financial statements included in Quarterly Reports on Form 10-Q of PSEG and its subsidiaries and for services rendered in connection with certain financing transactions and fees for accounting consultations related to the application of new accounting standards and rules.

Audit Related Fees

        The aggregate fees billed to PSEG and its subsidiaries by Deloitte & Touche for audit related services rendered for the years ended December 31, 2004 and 2003 totaled $1,083,200 and $434,450, respectively, primarily related to audits of PSEG's employee benefit plans, performing certain attest services and, in 2004, due diligence related to the proposed merger with Exelon.

Tax Fees

        The aggregate fees billed to PSEG and its subsidiaries by Deloitte &Touche for tax compliance, tax planning and tax advice for the years ended December 31, 2004 and 2003 totaled $888,178 and $1,095,477, respectively.

All Other Fees

        The aggregate fees billed to PSEG and its subsidiaries by Deloitte & Touche for services other than the services described above totaled $23,500 for the year ended December 31, 2004, primarily for assistance in certain litigation and $149,150 for the year ended December 31, 2003, primarily for allowed valuation services related to tax restructurings for which Deloitte & Touche was engaged in 2002.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(C)
The following documents are filed as part of this report:

LIST OF EXHIBITS:

a.	PSEG:
31i	Certification by E. James Ferland, pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
31j	Certification by Thomas M. O'Flynn pursuant to Rules 13a-14 and 15d-14 of the 1934 Securities Exchange Act
32i	Certification by E. James Ferland, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32j	Certification by Thomas M. O'Flynn, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
By:	/s/ E. JAMES FERLAND E. James Ferland Chairman of the Board, President and Chief Executive Officer

Date: April 28, 2005

QuickLinks

PART III
PART IV
SIGNATURES