Form 10-Q
period 2005-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG ENERGY HOLDINGS LLC; PSEG POWER LLC
filed 2005-10-28
CIK 788784, 81033, 1089206, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      As of October 24, 2005, Public Service Enterprise Group Incorporated had outstanding 239,296,281 shares of its sole class of Common Stock, without par value.

      As of October 24, 2005, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

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

i

FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings L.L.C. (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review should not be construed as a complete list of factors that could effect forward-looking statements.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	business conditions, financial market, credit rating, regulatory and other risks resulting from the pending merger with Exelon Corporation;

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and maintain adequate credit ratings;

•	adverse or unanticipated weather conditions that significantly impact costs and/or operations, including generation;

•	changes in the electric industry, including changes to power pools;

•	changes in the number of market participants and the risk profiles of such participants;

•	changes in technology that make generation, transmission and/or distribution assets less competitive;

•	availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	operating performance or cash flow from investments falling below projected levels;

•	environmental regulations that significantly impact operations;

•	changes in rates of return on overall debt and equity markets that could adversely impact the value of pension assets and liabilities and the Nuclear Decommissioning Trust Funds;

•	ability to maintain satisfactory regulatory results;

•	changes in political conditions, recession, acts of war or terrorism;

•	continued availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits, including liability claims and commercial disputes;

•	inability to attract and retain management and other key employees, particularly in view of the pending merger with Exelon Corporation;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG's, PSE&G's, Power's and Energy Holdings' strategy or structure;

•	business combinations among competitors and major customers;

•	general economic conditions, including inflation or deflation;

•	regulatory issues that significantly impact operations;

ii

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	changes in tax laws and regulations;

•	ability to recover investments or service debt as a result of any of the risks or uncertainties mentioned herein;

PSEG, PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;

PSEG, Power and Energy Holdings

•	energy transmission constraints or lack thereof;

•	adverse changes in the market for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices, especially during significant price movements for natural gas and power;

•	surplus of energy capacity and excess supply;

•	substantial competition in the worldwide energy markets;

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	margin posting requirements, especially during significant price movements for natural gas and power;

•	availability of fuel and timely transportation at reasonable prices;

•	effects on competitive position of actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays, cost escalations or unsuccessful acquisitions, construction and development;

PSEG and Power

•	changes in regulation and safety and security measures at nuclear facilities;

PSEG and Energy Holdings

•	changes in political regimes in foreign countries;

•	international developments negatively impacting business;

•	changes in foreign currency exchange rates;

•	deterioration in the credit of lessees and their ability to adequately service lease rentals; and

•	ability to realize tax benefits.

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

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions, except for share data) (Unaudited)
OPERATING REVENUES	$3,376	$2,749	$9,127	$8,262
OPERATING EXPENSES
Energy Costs	1,999	1,418	5,213	4,498
Operation and Maintenance	560	527	1,734	1,604
Depreciation and Amortization	207	190	572	525
Taxes Other Than Income Taxes	34	30	105	103

Total Operating Expenses	2,800	2,165	7,624	6,730

Income from Equity Method Investments	29	31	96	92

OPERATING INCOME	605	615	1,599	1,624
Other Income	91	45	166	152
Other Deductions	(36)	(23)	(64)	(63)
Interest Expense	(216)	(207)	(631)	(627)
Preferred Stock Dividends	(1)	(1)	(3)	(3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	443	429	1,067	1,083
Income Tax Expense	(183)	(177)	(414)	(422)

INCOME FROM CONTINUING OPERATIONS	260	252	653	661
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit of $4, $5, $136 and $18 for the quarter and nine months ended 2005 and 2004, respectively	(7)	(8)	(197)	(22)

NET INCOME	$253	$244	$456	$639

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	239,034	237,269	238,696	236,724

DILUTED	244,286	237,728	243,212	237,883

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$1.08	$1.06	$2.73	$2.79
NET INCOME	$1.06	$1.03	$1.91	$2.70

DILUTED
INCOME FROM CONTINUING OPERATIONS	$1.06	$1.06	$2.68	$2.78
NET INCOME	$1.03	$1.03	$1.87	$2.69

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$608	$279
Accounts Receivable, net of allowances of $32 and $35 in 2005 and 2004, respectively	1,764	1,621
Unbilled Revenues	227	340
Fuel	797	633
Materials and Supplies	279	255
Energy Trading Contracts	705	161
Prepayments	244	122
Restricted Funds	82	50
Assets of Discontinued Operations	—	511
Other	93	203

Total Current Assets	4,799	4,175

PROPERTY, PLANT AND EQUIPMENT	19,076	18,620
Less: Accumulated Depreciation and Amortization	(5,600)	(5,355)

Net Property, Plant and Equipment	13,476	13,265

NONCURRENT ASSETS
Regulatory Assets	4,960	5,127
Long-Term Investments	4,326	4,181
Nuclear Decommissioning Trust (NDT) Funds	1,123	1,086
Other Special Funds	514	488
Goodwill and Other Intangibles	608	630
Other	309	292

Total Noncurrent Assets	11,840	11,804

TOTAL ASSETS	$30,115	$29,244

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,453	$386
Commercial Paper and Loans	371	638
Accounts Payable	1,089	1,362
Derivative Contracts	538	207
Energy Trading Contracts	287	125
Accrued Interest	228	154
Accrued Taxes	58	54
Clean Energy Program	93	82
Other	554	484

Total Current Liabilities	4,671	3,492

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,229	4,350
Regulatory Liabilities	1,101	545
Nuclear Decommissioning Liabilities	331	310
Other Postretirement Benefit (OPEB) Costs	585	563
Clean Energy Program	261	324
Environmental Costs	338	366
Derivative Contracts	560	238
Other	310	307

Total Noncurrent Liabilities	7,715	7,003

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	8,206	8,414
Securitization Debt	1,926	1,939
Project Level, Non-Recourse Debt	1,198	1,371
Debt Supporting Trust Preferred Securities	814	1,201

Total Long-Term Debt	12,144	12,925

SUBSIDIARIES' PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2005 and 2004—795,234 shares	80	80

COMMON STOCKHOLDERS' EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued; 2005—265,057,913 shares and 2004—264,128,807 shares	4,581	4,569
Treasury Stock, at cost; 2005—25,775,063 shares; 2004—26,029,740 shares	(968)	(978)
Retained Earnings	2,480	2,425
Accumulated Other Comprehensive Loss	(588)	(272)

Total Common Stockholders' Equity	5,505	5,744

Total Capitalization	17,729	18,749

TOTAL LIABILITIES AND CAPITALIZATION	$30,115	$29,244

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$456	$639
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss (Gain) on Disposal of Discontinued Operations, net of tax	178	(5)
Gain on Disposition of Property, Plant and Equipment	(5)	(1)
Write-Down of Project Investments	22	6
Depreciation and Amortization	572	525
Amortization of Nuclear Fuel	69	63
Provision for Deferred Income Taxes (Other than Leases) and ITC	155	56
Non-Cash Employee Benefit Plan Costs	175	161
Leveraged Lease Losses (Income), Adjusted for Rents Received and Deferred Taxes	9	(88)
Gain on Sale of Investments	(50)	(31)
Undistributed Earnings from Affiliates	(40)	(8)
Foreign Currency Transaction (Gain) Loss	(1)	9
Unrealized Losses on Energy Contracts and Other Derivatives	4	2
Over Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	75	95
Under Recovery of Societal Benefits Charge (SBC)	(94)	(31)
Net Realized Gains and Income from NDT Funds	(94)	(96)
Other Non-Cash Charges	41	36
Net Change in Certain Current Assets and Liabilities	(447)	(124)
Employee Benefit Plan Funding and Related Payments	(159)	(154)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	63	121
Other	(22)	79

Net Cash Provided By Operating Activities	907	1,254

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(751)	(887)
Investments in Joint Ventures, Partnerships and Capital Leases	—	(15)
Proceeds from Sale of Property, Plant and Equipment	226	—
Proceeds from the Sale of Investments and Return of Capital from Partnerships	26	306
Proceeds from Collection of Notes Receivable	132	—
Restricted Funds	(47)	(92)
Other	8	(5)

Net Cash Used In Investing Activities	(406)	(693)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(267)	361
Issuance of Long-Term Debt	728	1,398
Issuance of Non-Recourse Debt	4	15
Issuance of Common Stock	55	63
Redemptions of Long-Term Debt	(230)	(2,129)
Repayment of Non-Recourse Debt	(20)	—
Cash Dividends Paid on Common Stock	(401)	(391)
Other	(42)	(14)

Net Cash Used In Financing Activities	(173)	(697)

Effect of Exchange Rate Change	1	—

Net Increase (Decrease) in Cash and Cash Equivalents	329	(136)
Cash and Cash Equivalents at Beginning of Period	279	452

Cash and Cash Equivalents at End of Period	$608	$316

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$102	$95
Interest Paid, Net of Amounts Capitalized	$618	$558

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES	$1,934	$1,636	$5,559	$5,236
OPERATING EXPENSES
Energy Costs	1,195	960	3,472	3,203
Operation and Maintenance	276	261	839	797
Depreciation and Amortization	155	140	418	393
Taxes Other Than Income Taxes	35	30	106	103

Total Operating Expenses	1,661	1,391	4,835	4,496

OPERATING INCOME	273	245	724	740
Other Income	3	4	7	10
Other Deductions	(1)	—	(2)	(1)
Interest Expense	(86)	(86)	(256)	(273)

INCOME BEFORE INCOME TAXES	189	163	473	476
Income Tax Expense	(74)	(70)	(191)	(195)

NET INCOME	115	93	282	281
Preferred Stock Dividends	(1)	(1)	(3)	(3)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$114	$92	$279	$278

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$292	$6
Accounts Receivable, net of allowances of $34 in 2005 and $32 in 2004	784	745
Accounts Receivable—Affiliated Companies, net	240	—
Unbilled Revenues	227	340
Materials and Supplies	52	45
Prepayments	152	61
Restricted Cash	7	5
Other	20	19

Total Current Assets	1,774	1,221

PROPERTY, PLANT AND EQUIPMENT	10,466	10,159
Less: Accumulated Depreciation and Amortization	(3,583)	(3,471)

Net Property, Plant and Equipment	6,883	6,688

NONCURRENT ASSETS
Regulatory Assets	4,960	5,127
Long-Term Investments	142	138
Other Special Funds	289	278
Other	124	134

Total Noncurrent Assets	5,515	5,677

TOTAL ASSETS	$14,172	$13,586

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$478	$271
Commercial Paper and Loans	185	105
Accounts Payable	320	250
Accounts Payable—Affiliated Companies, net	—	404
Accrued Interest	43	59
Clean Energy Program	93	82
Other	382	311

Total Current Liabilities	1,501	1,482

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,582	2,653
Other Postretirement Benefit (OPEB) Costs	551	534
Regulatory Liabilities	1,101	545
Clean Energy Program	261	324
Environmental Costs	283	309
Other	41	82

Total Noncurrent Liabilities	4,819	4,447

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	2,866	2,938
Securitization Debt	1,926	1,939

Total Long-Term Debt	4,792	4,877

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2005 and 2004—795,234 shares	80	80

COMMON STOCKHOLDER'S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	171	170
Basis Adjustment	986	986
Retained Earnings	935	656
Accumulated Other Comprehensive Loss	(4)	(4)

Total Common Stockholder's Equity	2,980	2,700

Total Capitalization	7,852	7,657

TOTAL LIABILITIES AND CAPITALIZATION	$14,172	$13,586

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$282	$281
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	418	393
Provision for Deferred Income Taxes and ITC	(77)	(103)
Non-Cash Employee Benefit Plan Costs	124	118
Non-Cash Interest Expense	13	11
Employee Benefit Plan Funding and Related Payments	(104)	(104)
Over Recovery of Electric Energy Costs (BGS and NTC)	81	42
(Under) Over Recovery of Gas Costs	(6)	53
Under Recovery of SBC	(94)	(31)
Other Non-Cash Credits	3	2
Gain on Sale of Property, Plant and Equipment	—	(1)
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(166)	125
Materials and Supplies	(7)	—
Prepayments	(91)	(103)
Accrued Taxes	(21)	(5)
Accrued Interest	(16)	(26)
Accounts Payable	(334)	(258)
Other Current Assets and Liabilities	102	(74)
Residential Gas Hedges	437	86
Other	(80)	4

Net Cash Provided By Operating Activities	464	410

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(372)	(290)
Proceeds from the Sale of Property, Plant and Equipment	—	1
Restricted Funds	(3)	(98)

Net Cash Used In Investing Activities	(375)	(387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	80	285
Issuance of Long-Term Debt	250	710
Redemption of Securitization Debt	(105)	(99)
Redemption of Long-Term Debt	(125)	(891)
Issuance of Securitization Debt	103	—
Deferred Issuance Costs	(3)	—
Cash Dividends Paid on Common Stock	—	(100)
Preferred Stock Dividends	(3)	(3)

Net Cash Provided By (Used In) Financing Activities	197	(98)

Net Increase (Decrease) In Cash and Cash Equivalents	286	(75)
Cash and Cash Equivalents at Beginning of Period	6	140

Cash and Cash Equivalents at End of Period	$292	$65

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$249	$301
Interest Paid, Net of Amounts Capitalized	$250	$281

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES	$1,444	$1,130	$4,234	$3,818
OPERATING EXPENSES
Energy Costs	983	636	2,941	2,544
Operation and Maintenance	223	211	685	672
Depreciation and Amortization	34	29	96	78

Total Operating Expenses	1,240	876	3,722	3,294

OPERATING INCOME	204	254	512	524
Other Income	74	36	135	140
Other Deductions	(13)	(13)	(33)	(44)
Interest Expense	(32)	(33)	(86)	(85)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	233	244	528	535
Income Tax Expense	(101)	(105)	(225)	(216)

INCOME FROM CONTINUING OPERATIONS	132	139	303	319
Loss from Discontinued Operations, net of tax benefit of $4, $5, $13 and $18 for the quarter and nine months ended 2005 and 2004, respectively	(6)	(8)	(19)	(27)
Loss on Disposal of Discontinued Operations, net of tax benefit of $0 and $123 for the quarter and nine months ended 2005	(1)	—	(178)	—

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$125	$131	$106	$292

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$19	$10
Accounts Receivable	829	740
Accounts Receivable—Affiliated Companies, net	—	324
Short-Term Loan to Affiliate	62	—
Fuel	788	621
Materials and Supplies	195	175
Energy Trading Contracts	705	161
Assets of Discontinued Operations	—	511
Other	88	61

Total Current Assets	2,686	2,603

PROPERTY, PLANT AND EQUIPMENT	6,385	6,073
Less: Accumulated Depreciation and Amortization	(1,576)	(1,482)

Net Property, Plant and Equipment	4,809	4,591

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	71	—
Nuclear Decommissioning Trust (NDT) Funds	1,123	1,086
Goodwill and Other Intangibles	65	107
Other Special Funds	130	121
Other	146	99

Total Noncurrent Assets	1,535	1,413

TOTAL ASSETS	$9,030	$8,607

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$—
Accounts Payable	644	992
Accounts Payable—Affiliated Companies, net	290	—
Short-Term Loan from Affiliate	—	98
Energy Trading Contracts	287	125
Derivative Contracts	490	151
Accrued Interest	96	42
Other	129	113

Total Current Liabilities	2,436	1,521

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	—	96
Nuclear Decommissioning Liabilities	331	310
Derivative Contracts	470	119
Other	182	162

Total Noncurrent Liabilities	983	687

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
LONG-TERM DEBT
Total Long-Term Debt	2,817	3,316

MEMBER'S EQUITY
Contributed Capital	2,000	2,000
Basis Adjustment	(986)	(986)
Retained Earnings	2,224	2,118
Accumulated Other Comprehensive Loss	(444)	(49)

Total Member's Equity	2,794	3,083

TOTAL LIABILITIES AND MEMBER'S EQUITY	$9,030	$8,607

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Ended September 30,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$106	$292
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Loss on Disposal of Discontinued operations, net of tax benefit	178	—
Gain on Disposition of Property, Plant and Equipment	(5)	—
Depreciation and Amortization	96	78
Amortization of Nuclear Fuel	69	63
Interest Accretion on NDT Liability	21	19
Provision for Deferred Income Taxes and ITC	239	134
Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(2)	2
Non-Cash Employee Benefit Plan Costs	34	29
Net Realized Gains and Income from NDT Fund	(94)	(96)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(187)	(174)
Accounts Receivable	235	176
Accounts Payable	(58)	(174)
Other Current Assets and Liabilities	61	176
Employee Benefit Plan Funding and Related Payments	(35)	(36)
Other	67	85
Residential Gas Hedges	(437)	(86)

Net Cash Provided By Operating Activities	288	488

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(345)	(522)
Sales of Property, Plant and Equipment	226	—
Short-Term Loan to Affiliate	(62)	77
Other	—	(4)

Net Cash Used In Investing Activities	(181)	(449)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	—	488
Redemption of Non-Recourse Long-Term Debt	—	(800)
Short-Term Loan from Affiliate	(98)	262

Net Cash Used In Financing Activities	(98)	(50)

Net Increase (Decrease) in Cash and Cash Equivalents	9	(11)
Cash and Cash Equivalents at Beginning of Period	10	27

Cash and Cash Equivalents at End of Period	$19	$16

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$9	$19
Interest Paid, Net of Amounts Capitalized	$62	$60

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions) (Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$325	$251	$897	$495
Income from Capital and Operating Leases	44	48	136	149
Other	10	12	52	57

Total Operating Revenues	379	311	1,085	701

OPERATING EXPENSES
Energy Costs	203	148	552	242
Operation and Maintenance	58	64	207	163
Depreciation and Amortization	14	15	45	40

Total Operating Expenses	275	227	804	445

Income from Equity Method Investments	29	31	96	92

OPERATING INCOME	133	115	377	348
Other Income	5	4	14	4
Other Deductions	(9)	(8)	(12)	(14)
Interest Expense	(65)	(66)	(193)	(196)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	64	45	186	142
Income Tax Expense	(26)	(8)	(43)	(34)
Minority Interests in Earnings of Subsidiaries	1	(1)	(3)	(3)

INCOME FROM CONTINUING OPERATIONS	39	36	140	105
Income from Discontinued Operations, including Gain on Disposal, net of tax	—	—	—	5

NET INCOME	39	36	140	110
Preference Units Distributions	—	(3)	(3)	(13)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$39	$33	$137	$97

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$256	$199
Accounts Receivable:
Trade—net of allowances of $0 in 2005 and 2004	137	114
Other Accounts Receivable	13	20
Affiliated Companies	—	19
Notes Receivable:
Affiliated Companies	61	115
Other	5	138
Inventory	40	47
Restricted Funds	75	45
Other	7	7

Total Current Assets	594	704

PROPERTY, PLANT AND EQUIPMENT	1,916	2,084
Less: Accumulated Depreciation and Amortization	(252)	(227)

Net Property, Plant and Equipment	1,664	1,857

NONCURRENT ASSETS
Leveraged Leases, net	2,926	2,851
Corporate Joint Ventures	992	894
Partnership Interests	212	219
Goodwill and Other Intangibles	537	517
Other	119	153

Total Noncurrent Assets	4,786	4,634

TOTAL ASSETS	$7,044	$7,195

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$39	$66
Accounts Payable:
Trade	58	59
Affiliated Companies	3	2
Derivative Contracts	36	37
Accrued Interest	74	51
Other	53	71

Total Current Liabilities	263	286

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,702	1,587
Derivative Contracts	71	88
Other	76	56

Total Noncurrent Liabilities	1,849	1,731

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 5)
MINORITY INTERESTS	30	35

LONG-TERM DEBT
Project Level, Non-Recourse Debt	1,198	1,371
Senior Notes	1,754	1,756

Total Long-Term Debt	2,952	3,127

MEMBER'S EQUITY
Ordinary Unit	1,713	1,813
Preference Units	—	184
Retained Earnings	365	228
Accumulated Other Comprehensive Loss	(128)	(209)

Total Member's Equity	1,950	2,016

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,044	$7,195

See disclosures regarding PSEG Energy Holdings L.L.C.
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS L.L.C.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2005	2004
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$140	$110
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations, net of tax	—	(5)
Depreciation and Amortization	45	40
Demand Side Management Amortization	6	6
Investment Write-off	22	—
Deferred Income Taxes (Other than Leases)	(7)	22
Leveraged Lease Expense (Income), Adjusted for Rents Received and Deferred Income Taxes	9	(88)
Undistributed Earnings from Affiliates	(40)	(8)
Gain on Sale of Investments	(50)	(31)
Unrealized (Gain) Loss on Investments	(1)	1
Foreign Currency Transaction (Gain) Loss	(1)	9
Change in Fair Value of Derivative Financial Instruments	6	(1)
Other Non-Cash Charges	4	7
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	(3)	229
Inventory	4	(5)
Accounts Payable	18	(38)
Other Current Assets and Liabilities	6	(4)
Proceeds from Withdrawal of Partnership Interests and Other Distributions	63	121
Other	(1)	3

Net Cash Provided By Operating Activities	220	368

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(26)	(64)
Investments in Joint Ventures, Partnerships, and Leveraged Lease Agreements	—	(15)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	26	77
Proceeds from Termination of Capital Leases	—	229
Short-Term Loan Receivable—Affiliated Company	54	155
Restricted Funds	(44)	6
Proceeds from Collection of Notes Receivable	132	—
Other	3	1

Net Cash Provided By Investing Activities	145	389

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Senior Notes	—	(311)
Proceeds from Project-Level Non-Recourse Long-Term Debt	4	15
Repayment of Project-Level Non-Recourse Long-Term Debt	(20)	(28)
Return of Capital Contributed	(100)	(75)
Cash Distributions Paid on Preference Units	(3)	(13)
Redemptions of Preference Units	(184)	(225)
Other	(6)	—

Net Cash Used In Financing Activities	(309)	(637)

Effect of Exchange Rate Change	1	—

Net Increase In Cash and Cash Equivalents	57	120
Cash and Cash Equivalents at Beginning of Period	199	104

Cash and Cash Equivalents at End of Period	$256	$224

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$4	$(173)
Interest Paid, Net of Amounts Capitalized	$203	$127

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

      Completion of the Merger is subject to approval by a number of governmental authorities, some of which have already been obtained. The authorities may impose conditions on completion of the Merger, require changes to the terms of the Merger or fail to approve the Merger.

      PSE&G

      PSE&G is an operating public utility engaged principally in the transmission of electric energy and distribution of electric energy and natural gas service in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the FERC.

      PSE&G also owns PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), bankruptcy-remote entities that purchased certain transition property from PSE&G and issued transition bonds secured by such property. The transition property consists principally of the right to receive electricity consumption-based per kilowatt hour charges from PSE&G electric distribution customers, which represents the irrevocable right to receive amounts sufficient to recover certain of PSE&G's transition costs related to deregulation, as approved by the BPU.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Basis of Presentation

      PSEG, PSE&G, Power and Energy Holdings

      The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with and update and supplement matters discussed in PSEG's, PSE&G's, Power's and Energy Holdings' respective Annual Reports on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Pension and Other Postretirement Benefits (OPEB)

      PSEG

      PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG and its participating affiliates' current and former employees who meet certain eligibility criteria. As a result of union negotiations, certain changes to the pension plans and OPEB plans were made and communicated in March 2005. These include increases to the benefit formula in the pension plan, supplemental pension benefits and certain other changes to OPEB. Substantially all changes to the pension plans became effective May 1, 2005 and the majority of changes to the OPEB plans will be effective January 1, 2006 or July 1, 2006. The pension benefits and OPEB obligations, as well as the asset values, have been re-measured as of March 31, 2005 to reflect the effect of the plan changes. With these assumption changes and based on a discount rate of 6.0%, the new pension projected benefit obligation and accumulated benefit obligation as of March 31, 2005 were $3.5 billion and $2.9 billion, respectively. The new OPEB accumulated benefit obligation as of March 31, 2005 was $1.1 billion. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

annual net periodic pension benefit costs for 2005 increase by approximately $2 million or 2% and the 2005 annual net OPEB costs increase by approximately $11 million or 11% from costs that would have been expensed in 2005 had the plans' provisions remained unchanged.

      The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension plans and OPEB plans on an aggregate basis:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Quarters Ended September 30,		Quarters Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Millions)

Components of Net Periodic Benefit Costs:
Service Cost	$22	$21	$4	$5	$67	$62	$13	$17
Interest Cost	52	49	16	13	155	147	46	41
Expected Return on Plan Assets	(62)	(58)	(2)	(2)	(187)	(174)	(7)	(6)
Amortization of Net
Transition Obligation	—	—	7	7	—	—	21	21
Prior Service Cost	4	4	3	—	12	12	6	—
Loss	12	9	—	—	35	28	2	—

Net Periodic Benefit Costs	28	25	28	23	82	75	81	73
Effect of Regulatory Asset	—	—	5	5	—	—	15	15

Total Benefit Costs	$28	$25	$33	$28	$82	$75	$96	$88

      PSEG, PSE&G, Power and Energy Holdings

      Pension costs and OPEB costs for PSEG, PSE&G, Power, Energy Holdings and Services are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Quarters Ended September 30,		Quarters Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(Millions)

PSE&G	$14	$13	$29	$25	$41	$39	$84	$79
Power	8	8	3	2	24	23	9	6
Energy Holdings	1	1	—	—	2	2	—	—
Services	5	3	1	1	15	11	3	3

Total Benefit Costs	$28	$25	$33	$28	$82	$75	$96	$88

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

      PSEG also grants restricted stock and performance units to certain key executives and employees. In 2005, 270,000 shares of restricted stock have been granted under the 2004 Long-Term Incentive Plan to certain key executives and employees. These shares vest on a staggered schedule beginning in January 2006 and become fully vested in January 2008, except for accelerated vesting in the case of retirement or involuntary separation without cause. Compensation expense on the restricted stock grants is recorded ratably over the vesting period. Compensation expense for performance units is measured and recognized once it can be determined that the performance goals will be achieved.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The following table illustrates the effect on Net Income and Earnings Per Share if PSEG had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions, except for share data)

Net Income, as reported	$253	$244	$456	$639
Add: Total stock-based compensation expensed during the period, net of related tax effects	1	1	3	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(5)	(4)

Pro forma Net Income	$252	$243	$454	$636

Earnings Per Share:
Basic—as reported	$1.06	$1.03	$1.91	$2.70
Basic—pro forma	$1.05	$1.02	$1.90	$2.68
Diluted—as reported	$1.03	$1.03	$1.87	$2.69
Diluted—pro forma	$1.03	$1.02	$1.87	$2.67

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

      SFAS 154 requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 is not expected to have a material effect on PSEG, PSE&G, Power or Energy Holdings.

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R)

      PSEG

      In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Adoption of SFAS 123R is not expected to have a material effect on PSEG's financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47)

      PSEG, PSE&G, Power and Energy Holdings

      In March 2005, the FASB issued FIN 47 to clarify the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally, upon acquisition, construction, development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. PSEG, PSE&G, Power and Energy Holdings are currently evaluating the impact that adoption of FIN 47 may have on their respective financial statements.

FSP No. 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1)

      PSEG, Power and Energy Holdings

      On December 21, 2004, the FASB issued FSP 109-1, which was effective upon issuance, to provide guidance on the application of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), to the provision within the American Jobs Creation Act of 2004 (Jobs Act) that provides a tax deduction on qualified production activities. The Jobs Act includes a tax deduction of up to 9% (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Jobs Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The tax deduction is limited to 50% of W-2 wages paid by the taxpayer. FSP 109-1 clarifies that the manufacturer's deduction provided for under the Jobs Act should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. PSEG, Power and Energy Holdings do not believe that the manufacturer's deduction or the application of FSP 109-1 will have a material effect on their respective financial statements.

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

      PSEG has approved Domestic Reinvestment Plans, which provided for the repatriation of approximately $182 million through October 2005, of which approximately $140 million was eligible for the reduced tax rate pursuant to the Jobs Act. The tax expense associated with such repatriation totaled approximately $9 million and was recorded in the quarter ended September 30, 2005. In addition, Global's projections indicate that additional earnings could be generated by its international investments over the balance of 2005 that could increase the amount of funds that could reasonably be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

considered for repatriation in 2005 by approximately $50 million, which would result in an additional $2 million of tax expense. Other than amounts discussed above, Global has made no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.

Proposed Standards

      PSEG and Energy Holdings

      In July 2005, the FASB issued proposed guidance concerning the accounting for uncertain tax positions and the accounting for the timing of cash flows relating to income taxes generated by leveraged lease transactions.

      The proposal concerning uncertain tax positions would require that an uncertain tax position meet a probable recognition threshold based on the merits of the position in order for the benefit to be recognized in the financial statements. The proposal also addresses the accrual of interest and penalties related to tax uncertainties and the classification of liabilities on the balance sheet. If implemented in its present form, the impact of this proposal on PSEG and Energy Holdings could be material.

      The proposal concerning leveraged leases would require a lessor to perform a recalculation of a leveraged lease when there is a change in the timing of the realization of tax benefits generated by the lease. It would also require a lessor to re-evaluate classification as a leveraged lease when a recalculation of the lease is performed. If implemented in its present form, the impact of this proposal on PSEG and Energy Holdings could be material.

Note 3. Discontinued Operations, Dispositions and Acquisitions

Discontinued Operations

      Power

      Waterford Generation Facility (Waterford)

      On May 27, 2005, Power entered into an agreement to sell its electric generation facility located in Waterford, Ohio to a subsidiary of American Electric Power Company, Inc. Since commencing construction of the project, the dramatic increase in natural gas prices relative to the price increase of coal and the failure to receive capacity compensation for the facility caused Power to consider alternatives for the project. After reviewing the alternatives in conjunction with other strategic and financial considerations, Power concluded that the value to be received from the sale of Waterford represented a means to accelerate the realization of the plant's value. The sale price for the facility and inventory was $220 million.

      During 2005, Power recognized a loss on disposal of $178 million, net of tax. Power completed the sale of Waterford on September 28, 2005. The proceeds of the sale, together with an anticipated reduction in tax liability, are approximately $320 million, which will be used to retire debt at Power.

      Waterford's operating results for the quarters and nine months ended September 30, 2005 and 2004 are summarized below:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions)

Operating Revenues	$13	$3	$18	$4
Loss Before Income Taxes	$(10)	$(12)	$(32)	$(44)
Net Loss	$(6)	$(8)	$(19)	$(27)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The carrying amounts of the assets of Waterford as of December 31, 2004 are summarized in the following table:

As of December 31, 2004
(Millions)

Current Assets	$4
Noncurrent Assets	507

Total Assets of Discontinued Operations	$511

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

      The operating results of CPC for the nine months ended September 30, 2004 are summarized below:

Nine Months Ended September 30, 2004
(Millions)

Operating Revenues	$38
Pre-Tax Operating Income	$2
Net Income	$2

Dispositions

      Energy Holdings

      Meiya Power Company Limited (MPC)

      In December 2004, Global closed on the sale of its 50% equity interest in MPC to BTU Power Company for approximately $236 million, of which $100 million was paid in cash. The balance of approximately $136 million was provided in the form of a secured promissory note due on March 31, 2005, which was later amended to extend the maturity date to April 2005 and increase the amount due. The sale resulted in an after-tax gain of approximately $2 million, which was recorded in the fourth quarter of 2004. Global received payments of $38 million and $99 million in January 2005 and April 2005, respectively, representing the full payment of the outstanding receivable.

      Luz Del Sur S.A.A. (LDS)

      In April 2004, Global sold a portion of its indirect ownership in LDS in the Lima stock exchange, reducing its ownership from 44% to 38% and received gross proceeds of approximately $31 million. Global realized an after-tax gain of approximately $5 million in the second quarter of 2004 related to the LDS sale which is recorded in Income from Equity Method Investments on the Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Solar Electric Generating Systems (SEGS) Projects

      In January 2005, Resources and Global sold their minority limited partner interests in three SEGS projects for proceeds of approximately $7 million resulting in an after-tax gain of $4 million.

      Dhofar Power Company S.A.O.C. (Dhofar Power)

      In April 2005, Global sold a 35% interest in Dhofar Power through a public offering on the Omani stock exchange as required under the Concession Agreement, reducing Global's ownership in Dhofar Power from 81% to 46%. Net proceeds from the sale approximated $25 million, resulting in a modest gain. As a result, Global's investment in Dhofar Power has been accounted for under the equity method following the sale. Global's investment in Dhofar Power was $20 million and $53 million as of September 30, 2005 and December 31, 2004, respectively.

      Resources

      Resources was the lessor of a Boeing B767 to United Airlines (UAL). In December 2002, UAL filed for Chapter 11 bankruptcy protection. On June 13, 2005, Resources received a notice from the Trustee under the UAL lease that the lenders had terminated the lease and repossessed the aircraft. Upon receipt of this notice, Resources recorded a $15 million charge, after-tax, in June 2005 to eliminate its carrying value of this investment since management believes that there will be insufficient proceeds to recover any of the recorded amount of the investment due to the termination.

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

      Energy Holdings' consolidated Operating Revenues for the nine months ended September 30, 2004 would have increased from $701 million to $961 million had the acquisition of TIE occurred at the beginning of 2004. Energy Holdings' consolidated Net Income for the nine months ended September 30, 2004 would have increased from $110 million to $112 million had the acquisition of TIE occurred at the beginning of 2004. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Earnings Per Share (EPS)

PSEG

      Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under PSEG’s stock option plans, upon payment of performance units and upon conversion of Participating Units. The following table shows the effect of these stock options, performance units and Participating Units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

EPS Numerator:
Earnings (Millions)
Continuing Operations	$260	$260	$252	$252	$653	$653	$661	$661
Discontinued Operations	(7)	(7)	(8)	(8)	(197)	(197)	(22)	(22)

Net Income	$253	$253	$244	$244	$456	$456	$639	$639

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	239,034	239,034	237,269	237,269	238,696	238,696	236,724	236,724
Effect of Stock Options	—	1,052	—	303	—	1,044	—	445
Effect of Stock Performance Units	—	36	—	18	—	36	—	18
Effect of Participating Units	—	4,164	—	138	—	3,436	—	696

Total Shares	239,034	244,286	237,269	237,728	238,696	243,212	236,724	237,883

EPS:
Continuing Operations	$1.08	$1.06	$1.06	$1.06	$2.73	$2.68	$2.79	$2.78
Discontinued Operations	(0.02)	(0.03)	(0.03)	(0.03)	(0.82)	(0.81)	(0.09)	(0.09)

Net Income	$1.06	$1.03	$1.03	$1.03	$1.91	$1.87	$2.70	$2.69

      There were approximately 5.3 million and 2.9 million stock options excluded from the weighted average common shares calculation used for diluted EPS due to their antidilutive effect for the quarter and nine months ended September 30, 2004, respectively. No stock options had an antidilutive effect for the quarter and nine months ended September 30, 2005.

      Dividend payments on common stock for the quarters ended September 30, 2005 and 2004 were $0.56 and $0.55 per share, respectively, and totaled approximately $134 million and $131 million, respectively. Dividend payments on common stock for the nine months ended September 30, 2005 and 2004 were $1.68 and $1.65 per share, respectively, and totaled approximately $401 million and $391 million, respectively.

Note 5. Commitments and Contingent Liabilities

Guaranteed Obligations

      Power

      Power has unconditionally guaranteed payments by its subsidiary, ER&T, in certain commodity-related transactions in the ordinary course of business. These payment guarantees were provided to counterparties in order to obtain credit under physical and financial agreements for gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These Power payment guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of September 30, 2005 and December 31, 2004 was $1.7 billion and $1.6 billion, respectively. In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T would have to fully utilize the credit granted to it by every

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

counterparty to whom Power has provided a guarantee and all of ER&T’s contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously “out-of-the-money” is highly unlikely. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $687 million and $507 million as of September 30, 2005 and December 31, 2004, respectively.

      Power is subject to collateral calls related to commodity contracts that are bilateral and is subject to certain creditworthiness standards as guarantor under performance guarantees for ER&T’s agreements. There has been a significant increase in commodity prices, including fuel, emission allowances and electric. Over the last year, both natural gas prices and electric prices in PJM have more than doubled. These price increases can have an impact on contract terms and conditions, as margin calls on contracts entered into in the normal course of business will increase with price increases. As of September 30, 2005, Power had paid cash margin of approximately $251 million and received cash margin of approximately $99 million. In addition, as of September 30, 2005, letters of credit issued by Power were outstanding in the amount of approximately $705 million (including $205 million issued to PSE&G) to satisfy trading collateral obligations and support various contractual and environmental obligations. Assuming no changes in energy prices and positions, Power’s collateral requirements can be expected to decline over time as its contracts expire. In the event of a deterioration of Power’s credit rating to below investment grade, many of these agreements allow the counterparty to demand that ER&T provide further performance assurance, generally in the form of a letter of credit or cash. As of September 30, 2005, if Power were to lose its investment grade rating and, assuming all counterparties to which ER&T is “out-of-the-money” were contractually entitled to demand, and demanded, performance assurance, ER&T could be required to post additional collateral in an amount equal to approximately $1.2 billion. PSEG and Power entered into additional credit agreements in October 2005 increasing available liquidity by $500 million. Power believes that it has sufficient access to liquidity to post such collateral, as may be necessary.

      Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects.

      The contingent obligations as of September 30, 2005 and December 31, 2004 are as follows:

				As of
Subsidiaries/Affiliates	Location	Description	Expiration Date	September 30, 2005	December 31, 2004
				(Millions)
Elektrownia Skawina S.A. (Skawina)	Poland	Equity commitment	August 2007	$9	$26
PSEG Global Funding II LLC	Delaware	Contingent guarantee related to debt service obligations associated with Chilquinta	April 2011	25	25
Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO)	Poland	Contingent guarantee related to debt service obligations	October 2009	32	—
Prisma 2000 S.p.A. (Prisma)	Italy	Leasing agreement guarantee	N/A	22	35
PSEG Energy Technologies Asset Management Company LLC	New Jersey	Performance guarantees	N/A	7	13
Other	Various	Various	N/A	45	39

Total Contingent Obligations				$140	$138

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      In September 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies) and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies for which exposure is adequately supported by the outstanding letters of credit shown in the table above for PSEG Energy Technologies Asset Management Company LLC. As of September 30, 2005, there were $29 million of such bonds outstanding, which are related to uncompleted construction projects. These performance bonds are not included in the $140 million of guaranteed obligations above.

      In addition to the amounts discussed above, certain subsidiaries of Energy Holdings also have contingent obligations related to their respective projects, which are non-recourse to Energy Holdings or Global.

Environmental Matters

      PSEG, PSE&G and Power

      Hazardous Substances

      The New Jersey Department of Environmental Protection (NJDEP) adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. These regulations may substantially increase the costs of environmental investigations and necessary remediation, particularly at sites situated on surface water bodies. PSE&G, Power and respective predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations is not currently estimable. However, neither PSE&G nor Power anticipates that compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

      The U.S. Environmental Protection Agency (EPA) has determined that a six-mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating electric generating station (Essex Site), one former generating station and four former Manufactured Gas Plants (MGPs). PSE&G’s costs to clean up former MGPs are recoverable from utility customers through the Societal Benefits Clause (SBC). PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The Essex Site was transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Essex Site.

      In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G and Power, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances had been released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G’s ongoing gas operations. The EPA has estimated that its study would require five to eight years to complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power is evaluating recoverability of any disbursed amounts from its insurance carriers.

      Also, in 2003, PSEG, PSE&G and 56 other PRPs received a Directive and Notice to Insurers from the NJDEP that directed the PRPs to arrange for a natural resource damage assessment and interim

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

      PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 43 other PRPs, have executed an agreement with the EPA that provides for sharing the costs of the study between the government organizations and the PRPs. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

      PSE&G

      MGP Remediation Program

      PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G’s former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies. Since the inception of the Remediation Program in 1988 through September 30, 2005, PSE&G had expenditures of approximately $329 million.

      During the fourth quarter of 2004, PSE&G refined the detailed site estimates and determined that total Remediation Program costs could range between $650 million and $685 million. No amount within the range was considered to be most likely. Therefore, a liability of $321 million and $356 million was recorded at September 30, 2005 and December 31, 2004, respectively, which represents the difference between the low end of the total program cost estimate of $650 million and the total incurred costs through September 30, 2005 and December 31, 2004 of $329 million and $294 million, respectively. Of this amount, $38 million and $47 million were recorded in Other Current Liabilities and $283 million and $309 million were recorded in Other Noncurrent Liabilities on its Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, respectively. The costs associated with the MGP Remediation Program have historically been recovered through the SBC charges to PSE&G ratepayers. As such, a $321 million and a $356 million Regulatory Asset was also recorded as of September 30, 2005 and December 31, 2004, respectively.

      Costs for the MGP Remediation Program were approximately $13 million and $35 million for the quarter and nine months ended September 30, 2005, respectively. PSE&G anticipates spending $45 million in 2005, $35 million in 2006, and an average of $26 million per year through 2016.

      New Jersey Clean Energy Program

      The BPU has approved a funding requirement for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2005 to 2008. The liability for the funding requirement has been recorded at the discounted present value. The costs associated with this program will be recovered from PSE&G ratepayers over the four years and therefore a Regulatory Asset was also recorded. The current and noncurrent liability for the funding requirement as of September 30, 2005 and December 31, 2004 was $354 million and $406 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

      The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal-burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the requests for information and, in January 2002, reached an agreement with the NJDEP and the EPA to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power agreed to install advanced air pollution controls to reduce emissions of Sulfur Dioxide (SO2), Nitrogen Oxide (NOx), particulate matter and mercury from the coal-burning units at the Mercer and Hudson generating stations. The estimated cost of the program as of September 30, 2005 includes approximately $110 million for installation of selective catalytic reduction systems (SCRs) at Mercer, which has been spent, as well as approximately $300 million to $350 million at Hudson and $150 million to $200 million for other pollution control equipment at Mercer to be installed by December 31, 2012. Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer coal-fired units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

      Power has notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets, increases in the cost of pollution control equipment and other necessary modifications to the unit. Power will be unable to complete the installation of the pollution control equipment by the December 31, 2006 deadline. Power believes that system reliability concerns that PJM Interconnection L.L.C. (PJM) previously identified in the area and its discussions with NJDEP may result in the unit continuing to operate after December 31, 2006. Power cannot estimate additional costs, including any penalties, that may be associated with the continued operation of the Hudson unit beyond December 31, 2006, but such costs could be material. The costs associated with the pollution control modifications for the Hudson unit have not been included in Power’s capital expenditure projections.

      New Jersey Industrial Site Recovery Act (ISRA)

      Potential environmental liabilities related to subsurface contamination at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applies to the sale of certain assets. Power had a $51 million liability as of September 30, 2005 and December 31, 2004 related to these obligations, which is included in Other Noncurrent Liabilities on Power’s Condensed Consolidated Balance Sheets and Environmental Costs on PSEG’s Condensed Consolidated Balance Sheets.

New Generation and Development

      Power

      In July 2005, Power completed construction of the Bethlehem Energy Center near Albany, New York. Total costs for this project were approximately $596 million (including interest capitalized during construction (IDC) of $70 million). The plant was put into commercial operation on July 18, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power is constructing a natural gas-fired generation plant in Linden, New Jersey. Power anticipates that construction will be completed in the second quarter of 2006. Total costs are estimated at approximately $1 billion with expenditures through September 30, 2005 of approximately $968 million (including IDC of $180 million).

      Power also has contracts with outside parties to purchase upgraded turbines for Salem Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek to modestly increase its generating capacity. Salem Unit 2 completed Phase I of its turbine replacement in 2003 and gained 24 megawatts (MW). Phase II of the replacement is currently scheduled for 2008 concurrent with steam generator replacement and is anticipated to increase capacity by 26 MW. Salem Unit 1 completed its turbine replacement in 2004 and gained 63 MW. Hope Creek completed Phase I of its turbine replacement in January 2005 and gained 15 MW. Phase II is expected to be completed in 2007 along with the thermal power uprate and is expected to add approximately 120 MW. Power’s expenditures to date approximate $200 million (including IDC of $16 million) with an aggregate estimated share of total costs for these projects of $247 million (including IDC of $27 million). Timing, costs and results of these projects are dependent on timely completion of work, timely approval from the NRC and various other factors.

      Completion of the projects discussed above within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

      Power entered into a long-term contractual services agreement with a vendor in September 2003 to provide the outage and service needs for certain of Power’s generating units at market rates. The contract covers approximately 25 years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

      Energy Holdings

      Electroandes S.A. (Electroandes)

      There is a 35 MW expansion project on an existing hydro station under development at Electroandes, a generating facility in Peru. Construction on this project is expected to begin in the first half of 2006 with expected completion in 2007 at a total cost of $29 million. The project is expected to be financed by Electroandes with cash and non-recourse debt.

Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)

      PSE&G and Power

      PSE&G is required to obtain all electric supply requirements for customers that do not purchase electric supply from third-party suppliers through the annual New Jersey BGS auctions. The BGS auction process is a statewide process in which all of the New Jersey Electric Distribution Companies (EDCs) participate. The BGS auctions are “declining clock” auctions, where the EDCs accept offers for the amount of electric supply bidders are willing to offer with higher prices at the beginning of the auction. The auction proceeds when the amount of supply bid exceeds what is needed. The offer price is subsequently lowered and the process continues in a series of steps. When the amount of supply bid by the prospective suppliers matches an EDC’s electric supply needs, the auction ends. The BPU renders a decision on the auction results within two business days.

      PSE&G enters into the Supplier Master Agreement (SMA) with the winners of these BGS auctions within three business days of the BPU’s approval. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s anticipated load requirements. The winners of the auction are responsible for fulfilling all the requirements of a PJM Load Serving Entity (LSE) including capacity, energy, ancillary services, transmission and any other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

services required by PJM. Suppliers assume any migration risk and must satisfy New Jersey’s renewable portfolio standards.

      The BPU permits recovery of the cost of gas hedging up to 115 billion cubic feet or approximately 80% of PSE&G’s residential gas supply annually through the BGSS tariff. For the 2005/06 winter season, Power has hedged approximately 71% of the 115 billion cubic feet allowed at an average price of $7.74 per decatherm (dth). Together with its current volumes in inventory as of September 30, 2005, Power has secured the majority of the anticipated residential volume for the 2005/06 winter season at prices that are lower than current market. Approximately 22% of the allowed residential gas volume has been hedged for the 2006 summer season at an average price of $7.62 per dth. As of September 30, 2005 and December 31, 2004, the fair value of the contract was $462 million and $25 million, respectively. PSE&G recorded an affiliate receivable from Power related to the fair market value of the contract with an offsetting Regulatory Liability. Power recorded a derivative asset with an offsetting affiliate payable to PSE&G. The change in the fair value of the contract is primarily related to significant increases in natural gas prices as previously discussed.

      Power

      Power’s objective is to enter into load-serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. As part of this objective, Power has entered into contracts to directly supply PSE&G and other New Jersey EDCs with a portion of their BGS requirements through the New Jersey BGS auction process. In addition to the BGS related contracts, Power has entered into firm supply contracts with EDCs in Pennsylvania and Connecticut, as well as other firm sales and trading positions and commitments.

Minimum Fuel Purchase Requirements

      Power

      Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. The total minimum purchase requirements included in these commitments amount to approximately $809 million through 2012.

      Power has various multi-year requirements-based purchase commitments that total approximately $103 million per year to meet Salem’s and Hope Creek’s nuclear fuel needs, of which Power’s share is approximately $76 million per year through 2010. Power has been advised by Exelon Generation Company, LLC (Exelon Generation), the co-owner and operator of Peach Bottom, that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom through 2010, of which Power’s share is approximately $27 million per year.

      In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations to PSE&G. As of September 30, 2005, the total minimum requirements under these contracts were approximately $988 million through 2016.

      These purchase obligations are in keeping with Power’s objective to enter into load-serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon and to enter into contracts for its fuel supply in comparable volumes.

      Energy Holdings

      TIE’s Guadalupe and Odessa plants have entered into gas supply agreements for their anticipated fuel requirements to satisfy obligations under their forward energy sales contracts. As of September 30, 2005, the Guadalupe and Odessa plants, which total approximately 2,000 MW of capacity, had forward energy sale contracts in place for approximately 75% of its expected output for the remainder of 2005,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately one-third of its expected output for 2006 and expect to term up additional load during the fourth quarter of 2005. TIE had fuel purchase commitments totaling $253 million to fully support such contracts.

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

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). Adequate spent fuel storage capacity is estimated to be available through 2011 for Salem 1, 2015 for Salem 2 and 2007 for Hope Creek. Power has commenced construction of an on-site storage facility that will satisfy the spent fuel storage needs of both Salem and Hope Creek through the end of their current respective license lives. Exelon Generation has advised Power that it has a licensed and operational on-site storage facility at Peach Bottom that will satisfy Peach Bottom’s spent fuel storage requirements until at least 2014.

      Exelon Generation had previously advised Power that it had signed an agreement with the DOE, applicable to Peach Bottom, under which Exelon Generation would be reimbursed for costs incurred resulting from the DOE’s delay in accepting spent nuclear fuel for permanent storage. Under this agreement, Power’s portion of Peach Bottom’s Nuclear Waste Fund fees was reduced by approximately $18 million through August 31, 2002, at which point credits were fully utilized and covered the cost of Exelon Generation’s on-site storage facility. In September 2002, the U.S. Court of Appeals for the Eleventh Circuit issued an opinion upholding a petition seeking to set aside the receipt of these credits by Exelon Generation. On August 14, 2003, Exelon Generation received a letter from the DOE

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

demanding repayment of previously received credits from the Nuclear Waste Fund. The letter also demanded a total of approximately $1.5 million of accrued interest. In August 2004, Exelon Generation advised Nuclear that it reached a settlement with the U.S. Department of Justice, under which Exelon Generation would be reimbursed for costs associated with the storage of spent nuclear fuel at the Peach Bottom facility, a portion of which would be paid to Nuclear as a co-owner of Peach Bottom. Future costs incurred resulting from DOE delays in accepting spent fuel will be reimbursed annually until the DOE fulfills its obligation to accept spent nuclear fuel. In addition, Exelon Generation and Nuclear are required to reimburse the DOE for the previously received credits from the Nuclear Waste Fund, plus lost earnings. Under this settlement, Power received approximately $27 million for its share of previously incurred storage costs for Peach Bottom, $22 million of which was used for the required reimbursement to the Nuclear Waste Fund. As a result of this settlement, Power reversed approximately $12 million of previously capitalized plant-related costs and recognized an increase of $7 million to Operating Expenses in the third quarter of 2004.

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

Other

      PSEG, PSE&G, Power and Energy Holdings

      Minimum Pension Liability

      Due to the potential for a lower required discount rate and reduced earnings on the pension plan investments through September 30, 2005, PSEG, PSE&G, Power and Energy Holdings may be required to record a minimum pension liability on their respective Consolidated Balance Sheets as of December 31, 2005. As calculated under SFAS No. 87 “Employers Accounting for Pensions, a minimum pension liability exists and must be recorded when the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets as of its annual measurement date. The minimum pension liability is reduced or reversed when funding occurs, or when the fair value of the pension plan assets grow to a level above that of the ABO. At this time, PSEG is monitoring the fair market value of its investments and its ABOand is evaluating options available with respect to this issue. Since PSEG’s measurement date is December 31, 2005, management

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

is unable to predict what the impact could be, however the impact could be material to PSEG’s, PSE&G’s, Power’s and Energy Holdings’ financial position and, more specifically, could result in the recognition of a minimum pension liability on the Condensed Consolidated Balance Sheets and a decrease in equity since a majority of the offset to the minimum pension liability would be recorded in Accumulated Other Comprehensive Loss (OCL).

      PSEG and PSE&G

      Investment Tax Credits (ITC)

      As of June 1999, the IRS had issued several private letter rulings that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets’ regulatory lives, which were terminated upon New Jersey’s electric industry restructuring. Based on this fact, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G’s generation assets that were transferred to Power and recorded a $235 million reduction of the extraordinary charge in 1999 due to the restructuring of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a ruling from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a private letter ruling request with the IRS in 2002, which is still pending.

      In 2003, the IRS proposed regulations for comment that, if adopted, would allow utilities to elect retroactive application over periods equivalent to the ones in place prior to deregulation. While PSEG cannot predict the outcome of this matter, a requirement to refund such amounts to customers could have a material adverse impact on PSEG’s and PSE&G’s financial condition, results of operations and net cash flows.

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

      PSEG and Energy Holdings

      Leveraged Lease Investments

      From 1996 through 2002, PSEG, through its indirect wholly owned subsidiary, Resources, entered into a number of leveraged lease transactions in the ordinary course of business. Certain of those transactions that were previously entered into are similar to a type that the IRS subsequently

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

announced its intention to challenge, and PSEG understands that similar transactions entered into by other companies have been the subject of review and challenge by the IRS. As of September 30, 2005 and December 31, 2004, Resources’ total gross investment in such transactions was approximately $1.4 billion and $1.3 billion, respectively. The IRS is presently reviewing the tax returns of PSEG and its subsidiaries for tax years 1997 through 2000, years when Resources entered into some of these transactions.

      On September 27, 2005, the IRS proposed to disallow PSEG’s deductions associated with certain of these leveraged leases which have been designated by the IRS as listed transactions. Other lease transactions within the audit period are still under the IRS’s review. The IRS may propose additional disallowances in the future. If deductions associated with these lease transactions entered into by PSEG are successfully challenged by the IRS, it could have a material adverse impact on PSEG’s and Energy Holdings’ financial position, results of operations and net cash flows and could impact future returns on these transactions. PSEG believes that its tax position related to these transactions is proper based on applicable statutes, regulations and case law and believes that it should prevail with respect to any IRS challenge, although no assurances can be given.

      If the tax benefits associated with the above referenced lease transactions were completely disallowed by the IRS, approximately $650 million of PSEG’s deferred tax liabilities that have been recorded under leveraged lease accounting through September 30, 2005 could become currently payable. In addition, interest expense of approximately $80 million, after-tax, and penalties could be assessed. Although Energy Holdings believes that such an outcome is unlikely, in the event that such a payment is required, Energy Holdings believes that, assuming certain asset monetizations of its investment portfolio, it has the financial capacity to meet this potential obligation.

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

      Power

      Restructuring Charge

      In June 2005, Power implemented a plan, approved by management, to reduce its Nuclear workforce by approximately 200 positions. The plan includes voluntary and involuntary separations offered to both represented and non-represented employees. The major cost associated with the restructuring relates to payments to the employees who are terminated. Power’s $14 million share of the estimated total cost was recorded in 2005, none of which had been paid as of September 30, 2005.

      Energy Holdings

      Rio Grande Energia S.A. (RGE)

      In December 2004, the governing tax authority in Brazil claimed past due taxes from RGE plus penalties and interest for the periods 1998 to 2004 primarily related to claims that the goodwill tax amortization period used by RGE for several years resulted in higher than allowed tax deductions. RGE used a 10-year amortization period. The tax authority maintains that the amortization period should coincide with the concession period of 30 years. Global's share of the maximum claim amount related to these tax issues is approximately $8 million. RGE believes it has valid legal defenses to these claims. The court of first instance has ruled against RGE and RGE has appealed the lower court ruling. Although RGE believes its defenses to these claims are valid and will continue to vigorously contest this matter, no assurances can be given regarding the outcome.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Sul Geradora Participações Ltda. (SGP) is a wholly owned subsidiary of RGE. The Brazilian tax authority has filed a tax assessment against SGP relating to a loan entered into between SGP and BankBoston N.A. denying the characterization of the loan as a withholding-free transaction for 2000, 2001 and 2002. The original amount of the assessment is $15 million, including tax, penalty and interest. Global, as an approximate 33% indirect owner of SGP may be responsible for approximately $5 million relating to the claim. SGP believes it has valid defenses to these claims and has filed an appeal of the assessment, although no assurances can be given regarding the outcome.

      LDS

      The Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, has claimed past due taxes for the periods between 1996-1998 and 1999-2001, plus penalties and interest, resulting from LDS’s interpretation of tax law that permitted restatement of assets to fair market value for tax purposes resulting in higher tax deductions for depreciation. LDS did not accept the SUNAT valuation and appealed. The Fiscal Court notified LDS on January 4, 2005 that a proper decision could not be based on the existing SUNAT studies and ordered another valuation study to be performed by Consejo Nacional de Tasaciones (CONATA), a Government Agency in Peru. CONATA completed the valuation of LDS assets in April 2005 and concluded that the asset value of LDS is higher than those originally used by LDS for its tax deductions for depreciation.

      In September 2005, the SUNAT accepted the Fiscal Court’s decision which validated the methodology used by LDS in revaluating its assets to market value in accordance with the then prevailing law. LDS has received a final assessment for the years 1996-1999 which will result in a refund. Since the Fiscal Court determined in its written decision the base amounts to be used for the asset revaluation, these amounts are valid for the remaining years in dispute by the SUNAT (2000 and 2001), thus limiting any additional tax exposure related to this issue.

      Electroandes

      In July 2005, Electroandes received a notice from the SUNAT claiming past due taxes for 2002 totaling approximately $2 million related to certain interest deductions. Electroandes has taken similar interest deductions subsequent to 2002. The total cumulative amount, including potential associated interest and penalties, is approximately $5 million through September 30, 2005. Electroandes believes it has valid legal defenses to these claims, although no assurances can be given.

      Dhofar Power

      Since commencing operations in Oman in May 2003, Dhofar Power has experienced a number of service interruptions, including four service interruptions in the first half of 2004, which resulted from a combination of force majeure events and breaches of general warranties of the contractors that installed equipment at Dhofar Power. Dhofar Power and the Government of Oman been in a dispute regarding the applicability and extent of any penalties under Dhofar Power’s Concession Agreement arising from these service interruptions. On July 14, 2005, the expert engaged by the parties recommended no penalties be assessed for the 2003 service interruptions and agreed with Dhofar Power’s interpretation of the Concession Agreement with respect to the criteria to be utilized in assessing penalties. The Government of Oman has exercised its right to appeal the expert’s determination to a full arbitration panel. Dhofar Power believes this matter will be favorably resolved in 2006, although no assurances can be given.

      Dhofar Power and the Government of Oman are also in disagreement on the basis of the calculation of certain monthly allowances to be paid to compensate Dhofar Power for the capital investment costs associated with the enhancements and extensions of the transmission and distribution system in Salalah. On August 24, 2005, the expert engaged by the parties found in favor of Dhofar Power with respect to the criteria to be used in determining the monthly allowances. It is uncertain at

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

this time whether the Government will exercise its right to appeal the expert’s determination to a full arbitration panel. If the Government of Oman prevails, the loss of revenue to PSEG would be approximately $1 million annually for 15 years retroactive to December 2003. PSEG believes it has valid defenses to the Government’s claim and will vigorously contest this matter. Dhofar Power believes that this matter will be favorably resolved in 2006, although no assurances can be given.

      TIE

      On July 7, 2003, Texas Commercial Energy LLC (TCE) filed suit against the three major electric utilities in Texas, certain wholesale power generators, their related affiliated retail electric providers and certain qualified scheduling entities, as well as the Electric Reliability Council of Texas (ERCOT), in its function as the Independent System Operator for the Texas energy market. The action filed in the U.S. District Court for the Southern District of Texas (District Court), Civil Action No. C-03-249 alleges price-fixing, predatory pricing and certain common law claims. Automated Power Exchange, Inc. (APX), a named defendant, acting as the qualified scheduling entity, submitted bids on behalf of Guadalupe Power Partners, LP (Guadalupe) and Odessa-Ector Power Partners, L.P. (Odessa), as well as several other generators in the ERCOT energy market. In this connection, APX has submitted a demand for indemnification from Guadalupe and Odessa. On February 3, 2004, TCE amended its complaint and named TIE, Guadalupe, Odessa and others as additional defendants. On May 20, 2004, the District Court granted the defendants’ motion to dismiss the state and federal antitrust claims. All collateral claims were to be held in abatement pending an appeal of the ruling to the Fifth Circuit Court of Appeals (Fifth Circuit). On July 19, 2004, TCE filed a Notice of Appeal, and the parties subsequently filed briefs and reply briefs. On June 17, 2005, a two-judge panel of the Fifth Circuit issued its decision affirming the District Court’s dismissal of TCE’s state and federal antitrust claims. TCE subsequently filed a Petition seeking a rehearing before the entire panel of the Fifth Circuit. On July 19, 2005, the Fifth Circuit decided not to grant TCE’s request. On October 14, 2005, TCE filed a Petition for Certification of this matter to the U.S. Supreme Court. Global continues to believe there are valid defenses to TCE’s claims, which will be vigorously asserted.

      On February 18, 2005, Utility Choice L.P. and Cirro Group Inc. filed suit against many of the same defendants in the TCE suit, including TIE, Guadalupe and Odessa, based on facts similar to those alleged in the TCE litigation. The new action, filed in the District Court also alleges price-fixing, predatory pricing and various other claims. The District Court issued a stay of action pending the outcome of the TCE appeal and the stay continued until the TCE request to the Fifth Circuit was determined. The District Court originally lifted the stay for the sole purpose of permitting motions to dismiss to be filed but has now allowed the case to proceed to discovery and eventual trial. The defendants’ motion to dismiss was heard by the Court on October 18, 2005. The Court has not indicated when a decision can be expected. Although the District Court is still considering the defendants’ motion to dismiss, discovery is continuing and a trial date of April 3, 2006 has been set. Global continues to believe there are valid defenses to these claims, which will continue to be vigorously asserted.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

      Power maintains a strategy of entering into positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures. To that end, Power’s objective is to enter into contracts for at least 75% of its anticipated generation output over an 18-month to 24-month horizon. There have been significant increases in commodity prices over the last year. The resultant changes in market values for energy and related contracts that qualify for hedge accounting have resulted in significant increases to OCL. For additional information, see Note 5. Commitments and Contingent Liabilities. Power continues to believe that hedging at least 75% of its anticipated generation output is an appropriate way to reduce the volatility of its earnings.

      Power marks its derivative energy trading contracts to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (SFAS 133), with changes in fair value charged to the Condensed Consolidated Statements of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Cash Flow Hedges

      Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements. These derivative transactions are designated and effective as cash flow hedges under SFAS 133. As of September 30, 2005, the fair value of these hedges was $(886) million. These hedges, along with realized gains on hedges of $10 million retained in OCL, result in a $(518) million after-tax impact on OCL. As of December 31, 2004, the fair value of these hedges was $(248) million, $(145) million after-tax. During the next 12 months, $263 million of net unrealized and realized losses (after-tax) on these commodity derivatives is expected to be reclassified to earnings. Approximately $166 million of unrealized losses (after-tax) on these commodity derivatives in OCL is expected to be reclassified to earnings for the twelve months ended September 30, 2007. Ineffectiveness associated with these hedges, as defined in SFAS 133, was immaterial. The expiration date of the longest dated cash flow hedge is in 2008.

      Other Derivatives

      Power also enters into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs or Operating Revenues, as appropriate, on the Condensed Consolidated Statements of Operations. The net fair value of these instruments as of September 30, 2005 and December 31, 2004 was $23 million and $14 million, respectively.

      Energy Holdings

      Other Derivatives

      TIE, a wholly owned subsidiary of Energy Holdings and Global, also enters into certain other contracts in connection with its merchant generation business that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs or Operating Revenues, as appropriate, on the Condensed Consolidated Statements of Operations. The net fair value of these instruments as of September 30, 2005 was $(6) million.

Interest Rates

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

      Fair Value Hedges

      PSEG and Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power's fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of September 30, 2005 and December 31,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2004, the fair value of the hedge was $(9) million and $(3) million, respectively, and there was no ineffectiveness related to the hedge.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings used interest rate swaps to convert $200 million of this fixed-rate debt into variable-rate debt. The interest rate swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. As of September 30, 2005 and December 31, 2004, the fair value of these hedges was $(5) million and $(3) million, respectively, and there was no ineffectiveness related to these hedges.

      Cash Flow Hedges

      PSEG, PSE&G and Energy Holdings

      PSEG, PSE&G and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Income. As of September 30, 2005, the fair value of these cash flow hedges was $(98) million, including $(6) million, $(16) million and $(76) million at PSEG, PSE&G and Energy Holdings, respectively. As of December 31, 2004, the fair value of these cash flow hedges was $(145) million, including $(11) million, $(34) million and $(100) million at PSEG, PSE&G and Energy Holdings, respectively. The $(16) million and $(34) million at PSE&G as of September 30, 2005 and December 31, 2004, respectively, is not included in OCL, as it is deferred as a Regulatory Asset and is expected to be recovered from PSE&G's customers. During the next 12 months, $22 million of unrealized losses (net of taxes) on interest rate derivatives in OCL is expected to be reclassified to earnings, including $2 million and $20 million at PSEG and Energy Holdings, respectively. As of September 30, 2005, hedge ineffectiveness associated with these hedges was immaterial.

      Other Derivatives

      Energy Holdings

      Energy Holdings has cross currency interest rate swaps whose changes in fair value were recorded in Income from Equity Method Investments on the Condensed Consolidated Statements of Operations. The fair value of these swaps was approximately $(2) million and $(4) million as of September 30, 2005 and December 31, 2004, respectively.

Foreign Currencies

      Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of its risks is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Brazilian Real, the Euro, the Polish Zloty, the Peruvian Nuevo Sol and the Chilean Peso. Changes in valuation of these currencies can impact the value of Global's investments. With respect to the foreign currency risk associated with the Brazilian Real, there has been a significant devaluation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

since the initial acquisition of that investment in 1997, which has resulted in reduced U.S. Dollar earnings and cash flows relative to initial projections. Global has attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

      For the nine months ended September 30, 2005, the Chilean Peso, Brazilian Real and the Peruvian Nuevo Sol appreciated significantly relative to the U.S. Dollar, increasing Energy Holdings' Member's Equity by approximately $73 million and largely offsetting prior years' reductions in equity. As a result, the net cumulative foreign currency devaluations had reduced the total amount of Energy Holdings' Member's Equity by $56 million as of September 30, 2005.

      In November 2004, Energy Holdings entered into foreign currency call options in order to hedge the majority of its 2005 expected earnings denominated in Brazilian Real, Chilean Pesos and Peruvian Nuevo Soles. These options are not considered hedges for accounting purposes under SFAS 133 and, as a result, changes in their fair value are recorded directly to earnings. Due to the rise in local currency value relative to the U.S. Dollar, which increases the value of the foreign investments' earnings in U.S Dollar terms, these options did not have value.

Hedges of Net Investments in Foreign Operations

      Energy Holdings

      In March 2004 and April 2004, Energy Holdings entered into four cross-currency interest rate swap agreements. The swaps are designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. The fair value of the cross-currency swaps was $(28) million and $(21) million as of September 30, 2005 and December 31, 2004, respectively. The effective portion of the change in fair value is recorded in Cumulative Translation Adjustment within Accumulated Other Comprehensive Loss.

Note 7. Comprehensive Income (Loss), Net of Tax

	PSE&G	Power (A)	Energy Holdings (B)	Other (C)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2005:
Net Income (Loss)	$115	$125	$39	$(26)	$253
Other Comprehensive (Loss) Income	—	(291)	101	(7)	(197)

Comprehensive Income (Loss)	$115	$(166)	$140	$(33)	$56

For the Quarter Ended September 30, 2004:
Net Income (Loss)	$93	$131	$36	$(16)	$244
Other Comprehensive (Loss) Income	—	(46)	45	(4)	(5)

Comprehensive Income (Loss)	$93	$85	$81	$(20)	$239

For the Nine Months Ended September 30, 2005:
Net Income (Loss)	$282	$106	$140	$(72)	$456
Other Comprehensive (Loss) Income	—	(395)	81	(2)	(316)

Comprehensive Income (Loss)	$282	$(289)	$221	$(74)	$140

For the Nine Months Ended September 30, 2004:
Net Income (Loss)	$281	$292	$110	$(44)	$639
Other Comprehensive Loss	(1)	(236)	(34)	(2)	(273)

Comprehensive Income (Loss)	$280	$56	$76	$(46)	$366

(A)	Changes at Power primarily relate to SFAS 133 net unrealized losses on derivative contracts that qualify for hedge accounting. As discussed previously, there have been significant increases in

(footnotes continued on next page)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(footnotes continued from previous page)

commodity prices over the last year. The increases have resulted in significant increases to OCL related to changes in market values for energy and related contracts that qualify for hedge accounting. See Note 5. Commitments and Contingent Liabilities for additional information. Power's changes also include changes in unrealized gains and losses on Nuclear Decommissioning Trust (NDT) Funds.

(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments and unrealized gains and losses on various derivative transactions.

(C)	Other primarily consists of activity at PSEG (as parent company), Services and intercompany eliminations.

Note 8. Changes in Capitalization

      PSE&G

      In September 2005, PSEG issued $375 million of floating rate senior unsecured debt due 2008, callable at par after one year. The proceeds were used to redeem PSEG's subordinated debt underlying $225 million of Enterprise Capital Trust I, 7.44% Series A and $150 million of Enterprise Capital Trust III, 7.25% Series C Preferred Securities in October 2005.

      PSE&G

      In September 2005, Transition Funding II issued approximately $103 million of its Transition Bonds, Series 2005-1, in four classes. Proceeds were used to purchase from PSE&G the rights to collect a transition bond charge from electric customers as approved by the BPU. PSE&G used those proceeds to reduce short-term debt.

      In July 2005, PSE&G issued $250 million of its 5.25% Secured Medium-Term Notes Series D due 2035. The proceeds were used to redeem $125 million of PSE&G's First and Refunding Mortgage Bonds, 9.125% Series BB due July 2005 and to reduce short-term debt.

      For the nine months ended September 30, 2005, Transition Funding repaid approximately $105 million of its transition bonds.

      Energy Holdings

      In May 2005, Energy Holdings redeemed the remaining $184 million of its Preference Units held by PSEG. In February 2005, Energy Holdings made a $100 million cash distribution to PSEG in the form of a return of capital. Also during 2005, Energy Holdings made cash distributions of $3 million in the form of preference unit distributions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended September 30, 2005:
Interest Income	$2	$—	$—	$—	$2
Disposition of Property	—	5	—	—	5
Gain on Investments	—	—	—	8	8
NDT Fund Realized Gains	—	60	—	—	60
NDT Interest and Dividend Income	—	9	—	—	9
Foreign Currency Gains	—	—	4	—	4
Other	1	—	1	1	3

Total Other Income	$3	$74	$5	$9	$91

For the Quarter Ended September 30, 2004:
Interest Income	$1	$1	$—	$—	$2
Disposition of Property	3	—	—	—	3
NDT Fund Realized Gains	—	26	—	—	26
NDT Interest and Dividend Income	—	6	—	—	6
Foreign Currency Gains	—	—	3	—	3
Other	—	3	1	1	5

Total Other Income	$4	$36	$4	$1	$45

For the Nine Months Ended September 30, 2005:
Interest Income	$6	$4	$—	$2	$12
Disposition of Property	—	4	—	—	4
Gain on Investments	—	—	1	8	9
NDT Fund Realized Gains	—	99	—	—	99
NDT Interest and Dividend Income	—	26	—	—	26
Change in Derivative Fair Value	—	—	1	—	1
Foreign Currency Gains	—	—	9	—	9
Other	1	2	3	—	6

Total Other Income	$7	$135	$14	$10	$166

For the Nine Months Ended September 30, 2004:
Interest Income	$8	$3	$—	$—	$11
NDT Fund Realized Gains	—	114	—	—	114
NDT Interest and Dividend Income	—	20	—	—	20
Change in Derivative Fair Value	—	—	1	—	1
Other	2	3	3	(2)	6

Total Other Income	$10	$140	$4	$(2)	$152

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)

Other Deductions:
For the Quarter Ended September 30, 2005:
Donations	$—	$—	$—	$13	$13
Foreign Currency Losses	—	—	7	—	7
NDT Fund Realized Losses and Expenses	—	13	—	—	13
Other	1	—	2	—	3

Total Other Deductions	$1	$13	$9	$13	$36

For the Quarter Ended September 30, 2004:
NDT Fund Realized Losses and Expenses	$—	$13	$—	$—	$13
Foreign Currency Losses	—	—	6	—	6
Change in Derivative Fair Value	—	—	2	—	2
Minority Interest	—	—	—	1	1
Other	—	—	—	1	1

Total Other Deductions	$—	$13	$8	$2	$23

For the Nine Months Ended September 30, 2005:
Donations	$1	$1	$—	$13	$15
Foreign Currency Losses	—	—	8	—	8
Change in Derivative Fair Value	—	—	2	—	2
NDT Fund Realized Losses and Expenses	—	32	—	—	32
Minority Interest	—	—	—	3	3
Other	1	—	2	1	4

Total Other Deductions	$2	$33	$12	$17	$64

For the Nine Months Ended September 30, 2004:
Donations	$1	$—	$—	$—	$1
NDT Fund Realized Losses and Expenses	—	38	—	—	38
Foreign Currency Losses	—	—	9	—	9
Loss on Early Extinguishment of Debt	—	—	3	—	3
Minority Interest	—	—	—	3	3
Other	—	6	2	1	9

Total Other Deductions	$1	$44	$14	$4	$63

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations and intercompany eliminations at PSEG (as parent company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2005:
Income (Loss) from Continuing Operations before Income Taxes	$189	$233	$64	$(43)	$443
Tax computed at the statutory rate	67	82	22	(15)	156
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	13	13	(1)	—	25
Rate Differential of Foreign Operations	—	—	(4)	—	(4)
Repatriation	—	—	9	—	9
Plant Related Items	(5)	—	—	—	(5)
Other	(1)	6	—	(3)	2

Total Income Tax Expense (Benefit)	$74	$101	$26	$(18)	$183

Effective income tax rate	39.2%	43.3%	40.6%	41.9%	41.3%

For the Quarter Ended September 30, 2004:
Income (Loss) from Continuing Operations before Income Taxes	$163	$244	$45	$(23)	$429
Tax computed at the statutory rate	57	85	16	(6)	152
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	12	14	—	—	26
Rate Differential of Foreign Operations	—	—	(8)	—	(8)
Plant Related Items	1	—	—	—	1
Lease Rate Differential	—	—	1	—	1
Other	—	6	(1)	—	5

Total Income Tax Expense (Benefit)	$70	$105	$8	$(6)	$177

Effective income tax rate	42.9%	43.0%	17.8%	26.1%	41.3%

For the Nine Months Ended September 30, 2005:
Income (Loss) from Continuing Operations before Income Taxes	$473	$528	$186	$(120)	$1,067
Tax computed at the statutory rate	166	185	65	(42)	374
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	33	30	(3)	(1)	59
Rate Differential of Foreign Operations	—	—	(32)	—	(32)
Repatriation	—	—	9	—	9
Plant Related Items	(4)	—	—	—	(4)
Lease Rate Differential	—	—	2	—	2
Other	(4)	10	2	(2)	6

Total Income Tax Expense (Benefit)	$191	$225	$43	$(45)	$414

Effective income tax rate	40.4%	42.6%	23.1%	37.5%	38.8%

For the Nine Months Ended September 30, 2004:
Income (Loss) from Continuing Operations before Income Taxes	$476	$535	$142	$(70)	$1,083
Tax computed at the statutory rate	167	187	50	(23)	381
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	34	31	12	(3)	74
Rate Differential of Foreign Operations	—	—	(17)	—	(17)
Plant Related Items	(1)	—	—	—	(1)
Lease Rate Differential	—	—	(9)	—	(9)
Other	(5)	(2)	(2)	3	(6)

Total Income Tax Expense (Benefit)	$195	$216	$34	$(23)	$422

Effective income tax rate	41.0%	40.4%	23.9%	32.9%	39.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Financial Information by Business Segments

      Information related to the segments of PSEG and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other (A)	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2005:
Total Operating Revenues	$1,934	$1,444	$52	$325	$2	(381)	$3,376
Income (Loss) from Continuing Operations	115	132	17	22	—	(26)	260
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit	—	(7)	—	—	—	—	(7)
Net Income (Loss)	115	125	17	22	—	(26)	253
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	—	—	—	1	—
Segment Earnings (Loss)	114	125	17	22	—	(25)	253
Gross Additions to Long-Lived Assets	133	118	—	8	—	12	271
For the Quarter Ended September 30, 2004:
Total Operating Revenues	$1,636	$1,130	$57	$252	$2	(328)	$2,749
Income (Loss) from Continuing Operations	93	139	18	20	(2)	(16)	252
Loss from Discontinued Operations, net of tax	—	(8)	—	—	—	—	(8)
Net Income (Loss)	93	131	18	20	(2)	(16)	244
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	—	(3)	—	4	—
Segment Earnings (Loss)	92	131	18	17	(2)	(12)	244
Gross Additions to Long-Lived Assets	107	186	—	16	—	4	313
For the Nine Months Ended September 30, 2005:
Total Operating Revenues	$5,559	$4,234	$141	$937	$7	$(1,751)	$9,127
Income (Loss) from Continuing Operations	282	303	39	104	(3)	(72)	653
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit	—	(197)	—	—	—	—	(197)
Net Income (Loss)	282	106	39	104	(3)	(72)	456
Preferred Securities Dividends/Preference Unit Distributions	(3)	—	—	(3)	—	6	—
Segment Earnings (Loss)	279	106	39	101	(3)	(66)	456
Gross Additions to Long-Lived Assets	372	345	3	23	—	8	751
For the Nine Months Ended September 30, 2004:
Total Operating Revenues	$5,236	$3,818	$152	$542	$7	$(1,493)	$8,262
Income (Loss) from Continuing Operations	281	319	33	79	(7)	(44)	661
(Loss) Income from Discontinued Operations, including Gain on Disposal, net of tax	—	(27)	—	5	—	—	(22)
Net Income (Loss)	281	292	33	84	(7)	(44)	639
Preferred Securities Dividends/Preference	(3)	—	(2)	(11)	—	16	—
Unit Distributions
Segment Earnings (Loss)	278	292	31	73	(7)	(28)	639
Gross Additions to Long-Lived Assets	290	522	10	69	—	11	902
As of September 30, 2005:
Total Assets	$14,172	$9,030	$3,058	$3,973	$13	$(131)	$30,115
Investments in Equity Method Subsidiaries	$—	$—	$24	$1,141	$—	$—	$1,165
As of December 31, 2004:
Total Assets	$13,586	$8,607	$2,999	$4,144	$52	$(144)	$29,244
Investments in Equity Method Subsidiaries	$—	$—	$41	$1,072	$—	$—	$1,113

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (as parent company) and EGDC. The net losses primarily relate to financing and certain administrative and general costs of Energy Holdings.
(footnote continued on next page)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(footnote continued from previous page)

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

BGSS and BGS Contracts

      PSE&G and Power

      PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS and other contractual requirements through March 2007.

      Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

      The amounts which Power charged to PSE&G for BGS and BGSS are presented below:

	Power's Billings for the
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions)

BGS	$172	$168	$395	$250
BGSS	$203	$157	$1,325	$1,240

      As of September 30, 2005 and December 31, 2004, Power had net receivables from PSE&G of approximately $125 million and $357 million, respectively, primarily related to the BGS and BGSS contracts. These transactions were properly recognized on each company's stand-alone financial statements.

      In addition, as of September 30, 2005 and December 31, 2004, PSE&G had a receivable from Power of approximately $462 million and $25 million, respectively, related to gas supply hedges Power entered into for BGSS. For additional information, see Note 5. Commitments and Contingent Liabilities.

Services

      PSE&G, Power and Energy Holdings

      Services provides and bills administrative services to PSE&G, Power and Energy Holdings. In addition, PSE&G, Power and Energy Holdings have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

each of the operating companies. The billings for administrative services and payables are presented below:

	Services' Billings for the
	Quarters Ended September 30,		Nine Months Ended September 30,		Payable to Services as of
	2005	2004	2005	2004	September 30, 2005	December 31, 2004
	(Millions)

PSE&G	$51	$52	$154	$152	$34	$38
Power	$39	$36	$114	$110	$19	$23
Energy Holdings	$4	$5	$13	$13	$1	$2

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Condensed Consolidated Financial Statements. PSEG, PSE&G, Power and Energy Holdings each believes that the costs of services provided by Services approximates market value for such services.

Tax Sharing Agreement

      PSEG, PSE&G, Power and Energy Holdings

      PSE&G, Power and Energy Holdings had (payables to) receivables from PSEG related to taxes as follows:

	(Payable to) Receivable from PSEG As of
	September 30, 2005	December 31, 2004
	(Millions)

PSE&G	$(72)	$(45)
Power	$63	$9
Energy Holdings	$(2)	$19

Affiliate Loans and Advances

      PSEG and Power

      As of September 30, 2005, Power had a note receivable due from PSEG of approximately $62 million, reflecting the investment of its excess cash with PSEG. As of December 31, 2004, Power had a payable to PSEG of approximately $98 million for short-term funding needs. Interest Income and Interest Expense relating to these short-term funding activities was immaterial.

      PSEG and Energy Holdings

      As of September 30, 2005 and December 31, 2004, Energy Holdings had a note receivable due from PSEG of approximately $61 million and $115 million, respectively, reflecting the investment of its excess cash with PSEG. Interest Income related to these borrowings was immaterial.

      PSE&G and Services

      As of September 30, 2005 and December 31, 2004, PSE&G had advanced working capital to Services of approximately $33 million. This amount is included in Other Noncurrent Assets on PSE&G's Condensed Consolidated Balance Sheets.

      Power and Services

      As of September 30, 2005 and December 31, 2004, Power had advanced working capital to Services of approximately $17 million. This amount is included in Other Noncurrent Assets on Power's Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other

      PSEG and PSE&G

      As of September 30, 2005 and December 31, 2004, PSE&G had receivables from PSEG of approximately $8 million and $14 million, respectively, related to amounts that PSEG had collected on PSE&G's behalf.

      PSEG and Power

      As of September 30, 2005 and December 31, 2004, Power had receivables from PSEG of approximately $4 million related to amounts that PSEG had collected on Power's behalf.

      Energy Holdings

      As of September 30, 2005 and December 31, 2004, Global had loans of approximately $60 million and $68 million, respectively, due from Prisma, a joint venture which is 50%-owned by Global and operates several biomass generation plants in Italy. The decrease in the loan balances, which are denominated in Euros, was due to the strengthening of the U.S. dollar relative to the Euro during the first nine months of 2005 and was recorded as a foreign currency loss in Other Deductions. Included in the loan balances as of September 30, 2005 and December 31, 2004 was $24 million of accrued interest. These loans are guaranteed by an affiliate of Global’s partner. Due to insufficient funds at the project level, total payments of $8 million due to Global on June 30, 2005 and September 30, 2005 were not made. In August 2005, Global began seeking to enforce its rights under the guarantee as it continues to attempt to negotiate a restructuring of the Prisma project with its partner.

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

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2005:
Operating Revenues	$—	$1,673	$27	$(256)	$1,444
Operating Expenses	1	1,466	30	(257)	1,240

Operating (Loss) Income	(1)	207	(3)	1	204
Other Income	35	74	—	(35)	74
Other Deductions	—	(11)	(1)	(1)	(13)
Equity Earnings (Losses) of Subsidiaries	135	(17)	—	(118)	—
Interest Expense	(40)	(13)	(15)	36	(32)
Income Taxes	(4)	(105)	6	2	(101)
Loss on Discontinued Operations, Including Loss on Disposal, net of tax benefit	—	—	(7)	—	(7)

Net Income (Loss)	$125	$135	$(20)	$(115)	$125

For the Quarter Ended September 30, 2004:
Operating Revenues	$—	$1,400	$35	$(305)	$1,130
Operating Expenses	—	1,155	28	(307)	876

Operating Income	—	245	7	2	254
Other Income	28	36	1	(29)	36
Other Deductions	—	(12)	—	(1)	(13)
Equity Earnings (Losses) of Subsidiaries	134	(10)	—	(124)	—
Interest Expense	(30)	(20)	(10)	27	(33)
Income Taxes	(1)	(105)	—	1	(105)
Loss on Discontinued Operations, net of tax benefit	—	(1)	(7)	—	(8)

Net Income (Loss)	$131	$133	$(9)	$(124)	$131

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Nine Months Ended September 30, 2005:
Operating Revenues	$—	$4,900	$98	$(764)	$4,234
Operating Expenses	1	4,401	84	(764)	3,722

Operating (Loss) Income	(1)	499	14	—	512
Other Income	102	135	1	(103)	135
Other Deductions	—	(31)	(1)	(1)	(33)
Equity Earnings (Losses) of Subsidiaries	116	(208)	—	92	—
Interest Expense	(110)	(47)	(32)	103	(86)
Income Taxes	(1)	(231)	7	—	(225)
Loss on Discontinued Operations, including Loss on Disposal net of tax benefit	—	—	(197)	—	(197)

Net Income (Loss)	$106	$117	(208)	$91	$106

For the Nine Months Ended September 30, 2004:
Operating Revenues	$—	$4,509	$84	$(775)	$3,818
Operating Expenses	—	3,998	72	(776)	3,294

Operating Income	—	511	12	1	524
Other Income	66	140	1	(67)	140
Other Deductions	—	(38)	(5)	(1)	(44)
Equity Earnings (Losses) of Subsidiaries	305	(35)	—	(270)	—
Interest Expense	(90)	(37)	(24)	66	(85)
Income Taxes	11	(234)	6	1	(216)
Loss on Discontinued Operations, net of tax benefit	—	(1)	(26)	—	(27)

Net Income (Loss)	$292	$306	$(36)	$(270)	$292

For the Nine Months Ended September 30, 2005:
Net Cash (Used In) Provided By Operating Activities	$(1,188)	$72	$1,112	$292	$288
Net Cash Provided By (Used In) Investing Activities	$88	$174	$(25)	$(418)	$(181)
Net Cash Provided By (Used In) Financing Activities	$1,100	$(237)	$(1,087)	$126	$(98)
For the Nine Months Ended September 30, 2004:
Net Cash (Used In) Provided By Operating Activities	$(70)	$35	$84	$439	$488
Net Cash Provided By (Used In) Investing Activities	$77	$(199)	$(136)	$(191)	$(449)
Net Cash (Used In) Provided By Financing Activities	$(7)	$(146)	$52	$51	$(50)
As of September 30, 2005:
Current Assets	$2,800	$2,919	$166	$(3,199)	$2,686
Property, Plant and Equipment, net	140	3,129	1,539	1	4,809
Investment in Subsidiaries	3,197	451	—	(3,648)	—
Noncurrent Assets	200	1,628	16	(309)	1,535

Total Assets	$6,337	$8,127	$1,721	$(7,155)	$9,030

Current Liabilities	$668	$3,910	$1,149	$(3,291)	$2,436
Noncurrent Liabilities	57	1,156	76	(306)	983
Long-Term Debt	2,817	—	—	—	2,817
Member’s Equity	2,795	3,061	496	(3,558)	2,794

Total Liabilities and Member’s Equity	$6,337	$8,127	$1,721	$(7,155)	$9,030

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)

As of December 31, 2004:
Current Assets	$1,445	$2,058	$578	$(1,478)	$2,603
Property, Plant and Equipment, net	107	3,021	1,463	—	4,591
Investment in Subsidiaries	3,725	646	—	(4,371)	—
Noncurrent Assets	1,291	1,286	56	(1,220)	1,413

Total Assets	$6,568	$7,011	$2,097	$(7,069)	$8,607

Current Liabilities	$117	$2,701	$269	$(1,566)	$1,521
Noncurrent Liabilities	51	720	36	(120)	687
Note Payable—Affiliated Company	—	—	300	(300)	—
Long-Term Debt	3,316	—	800	(800)	3,316
Member’s Equity	3,084	3,590	692	(4,283)	3,083

Total Liabilities and Member’s Equity	$6,568	$7,011	$2,097	$(7,069)	$8,607

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

      The Merger Agreement has been unanimously approved by both companies' Boards of Directors. On July 19, 2005, shareholders of PSEG voted to approve the Merger, and on July 22, 2005, shareholders of Exelon voted to approve the issuance of common shares to PSEG shareholders to effect the Merger.

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

      In the first quarter of 2005, Exelon and PSEG filed applications or made filings with the Federal Energy Regulatory Commission (FERC), the New Jersey Board of Public Utilities (BPU), the Pennsylvania Public Utility Commission (PAPUC), the Nuclear Regulatory Commission (NRC), the New York Public Service Commission (NYPSC), the New Jersey Department of Environmental Protection (NJDEP) and the Connecticut Siting Council. Exelon and PSEG also made the filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) and Exelon filed a private letter ruling on the transfer of nuclear decommissioning funds with the Internal Revenue Service. Additional applications and notices have been filed in subsequent months.

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

      A number of parties, including the BPU, the American Public Power Association and the National Rural Electric Cooperative Association, have filed requests for rehearing of the decision made by FERC. In late August 2005, FERC issued a notice that it would respond to the rehearing request.

      During 2005, regulatory approvals or clearances related to the Merger have also been obtained from the Connecticut Siting Council regarding the transfer of PSEG Power Connecticut LLC's Certificate of Environmental Compatibility and Public Need to Exelon Generation Connecticut LLC, the NJDEP under the Industrial Site Recovery Act, the NYPSC and FERC with respect to the transfer of the hydro license for Yards Creek Generating Station. Approval of the transaction has also been obtained from the President of the Competition and Consumer Protection Office in Poland.

      On June 22, 2005, the BPU issued an oral decision stating that Exelon and PSEG will be required to prove that positive benefits flow to PSE&G's customers as a result of the Merger, as well as no adverse impact to competition, employees, customers, rates or reliability due to the Merger. On August 11, 2005, the Administrative Law Judge (ALJ) in the proceeding before the BPU amended a prior pre-hearing order to modify the timetable for the regulatory approval process in New Jersey. The procedural schedule for the BPU proceedings includes opportunities for settlement discussions with the consumer advocacy groups and other interested parties during the course of the proceedings. The order provides for such hearings to commence in late November 2005. On October 7, 2005, the ALJ approved a request from PSEG, Exelon and the BPU staff to delay the hearings until January 4, 2006. The postponement of the hearings does not impact the order's provision for settlement discussions in December 2005 after the positions of the parties involved have been filed or the ALJ to issue an initial decision by March 30, 2006. Thereafter, pursuant to the provisions of the New Jersey Administrative Procedure Act, a decision of the full BPU could reasonably be expected by approximately May 15, 2006.

      In early September 2005, Exelon's wholly owned subsidiary, PECO Energy Company (PECO), filed with the PAPUC a settlement of most issues raised in Pennsylvania's review of the Merger. If the settlement is approved, PECO would provide $120 million over four years in rate discounts for customers and cap its rates through the end of 2010. The settlement also provides substantial funding for alternative energy and environmental projects, economic development, and expanded outreach and assistance for low-income customers. PECO also made commitments for enhanced customer and service reliability and pledges for charitable donations and maintenance of its current headquarters at current staff levels in Philadelphia until the end of 2010. The settlement was reached with consumer, business, environmental and low income consumer advocates.

      On September 12, 2005, the ALJ in the proceeding before the PAPUC issued a revised pre-hearing order establishing a modified timetable for the regulatory approval process in Pennsylvania. The modified timetable permits parties to comment on PECO's settlement and unresolved issues under the settlement and accelerates the schedule for hearings and briefs. Accordingly, it is anticipated that the ALJ may issue an initial decision earlier than the previously expected date of mid-December 2005. It is possible that the full PAPUC will vote on the case before the end of 2005.

      PSEG and Exelon expect to complete their responses to the information requests of the U.S. Department of Justice (DOJ) under the HSR Act in the fourth quarter of 2005. Once the DOJ has evaluated the information submitted by PSEG, Exelon and others, PSEG and Exelon expect to discuss any suggestions or remedies proposed by the DOJ.

      Commonwealth Edison (ComEd), a wholly owned subsidiary of Exelon, is involved in two regulatory proceedings in Illinois which would culminate for ComEd the restructuring of the electricity business in Illinois commenced in 1997. Pursuant to that restructuring, ComEd's rates were reduced until January 1, 2007 and ComEd divested its electric generating stations to third parties, including to its affiliate, Exelon Generation Company, LLC (Exelon Generation). During the restructuring period, Exelon Generation has been required to supply power to ComEd pursuant to a contract which expires December 31, 2006. One of the current proceedings involves a proposal by ComEd to procure power after January 1, 2007 (Procurement Case) pursuant to an auction similar to the BGS auction in New Jersey. The other proceeding is a rate case (Rate Case) for its distribution operations to establish new distribution rates effective January 1, 2007.

      It has been reported by Exelon that the ICC's final order on the Procurement Case is expected by January 24, 2006, subject to the resolution of litigation instituted on September 1, 2005 by the Illinois Attorney General, the Cook County State's Attorney, the Citizens Utility Board (CUB) and the Environmental Law and Public Policy Center seeking to block the ICC from approving the Procurement Case. The Illinois General Assembly has held hearings concerning generation procurement post-2006, and it may choose to take further action on this issue. The Governor of Illinois has expressed his opposition to the procurement process proposed in the Procurement Case. On September 21, 2005, the Governor of Illinois appointed the former Executive Director of CUB, Mr. Martin Cohen, as the Chairman of the ICC. On October 5, 2005, ComEd filed a motion with the ICC formally seeking recusal of Mr. Cohen from the Procurement Case.

      Exelon reports that it cannot predict the results of the Procurement Case or the Rate Case before the ICC or whether the Illinois General Assembly might take action that could have a material impact on the outcome of the regulatory process. However, if the price at which ComEd is allowed to sell energy beginning in 2007 is below ComEd's cost to procure electricity, there may be material adverse consequences to ComEd and possibly Exelon.

      The regulatory and political developments in Illinois may also have an effect on the settlement discussions and proceedings before the BPU and the PAPUC and could delay those regulatory approvals. Some possible outcomes of the developments in Illinois could have an effect on the timing or the closing conditions to the Merger.

      Based on the current status of the regulatory approval process, Exelon and PSEG expect that, assuming all other conditions to completion of the Merger are satisfied, the Merger would be completed in the first quarter of 2006 if the regulatory proceedings before the BPU and the PAPUC are settled and approved before the dates on which those state authorities are expected to rule on the Merger in the absence of a settlement, as discussed above. If early settlements are not reached and approved, then the parties expect that, assuming all other conditions are satisfied, the Merger should be completed in the second quarter of 2006.

      Although Exelon and PSEG believe that the expectations as to timing for the closing of the Merger described above are reasonable, no assurances can be given as to the timing of the receipt of any required regulatory approvals or that all required approvals will be received. In the event the Merger does not close, management believes PSEG will continue to operate successfully, however, inability to close the pending Merger with Exelon could have a material adverse effect on the financial condition, results of operations and cash flows of PSEG, PSE&G, Power and Energy Holdings.

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

      Market Price Environment

      There has been a significant increase in commodity prices, including fuel, emission allowances and electricity. Over the last year, both natural gas and electric prices in PJM have more than doubled. Price increases of this magnitude are much greater than have been experienced in recent history and could have a considerable effect on PSEG's businesses. For Power, a rising price environment can result in increased cost to produce electricity, particularly with gas-fired generation, higher replacement power costs, including power that must be purchased when unplanned outages occur, potential alteration of the dispatch order of units based upon fuel choice and efficiency, changes to the pricing environment in which companies contract for fuel and electricity and higher liquidity requirements. For PSE&G, a rising commodity price environment results in higher delivered electric and gas rates for end use customers, and may result in decreased demand by end users of both electricity and gas and greater working capital requirements as the collection of higher commodity costs may be deferred into future periods.

      During the nine months ended September 30, 2005 the rising commodity price environment resulted in increased liquidity requirements for Power's energy sales contracts entered into in the normal course of business (See Liquidity and Capital Resources for additional information). In addition, Accumulated Other Comprehensive Loss (OCL) increased as contracts that qualify for hedge accounting were marked to market (See Other Comprehensive Loss for additional information).

      Over the next few years, management believes that a rising commodity price environment will serve to increase profitability for Power because higher prices should result in greater margin opportunity as existing contracts expire and higher prices are realized, assuming generating plants operate as planned. Management also believes that Power has sufficient liquidity to meet margin requirements associated with forward contracts to sell energy.

PSEG

      PSEG's business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global L.L.C. (Global) and PSEG Resources L.L.C. (Resources). The following is a discussion of the markets in which PSEG and its subsidiaries compete, the corporate strategy for the conduct of PSEG's businesses within these markets, significant events that have occurred during the first nine months of 2005 and expectations for the full-year 2005 and beyond.

      For the nine months ended September 30, 2005, PSEG had Income from Continuing Operations of $653 million, or $2.68 diluted per share. PSEG continues to project Income from Continuing Operations for 2005 of $3.15 to $3.35 per share. Included in its projections for 2005 were $60 million to $70 million of expenses at the PSEG parent level, primarily due to financing costs. It is expected that costs associated with the proposed Merger could reduce 2005 results by as much as $0.10 to $0.15 per share, which is not included in the earnings projection noted above.

      For 2006, PSEG expects Income from Continuing Operations to range from $3.45 to $3.75 per share. The increase as compared to current 2005 earnings projections is primarily due to anticipated increased earnings at Power. The projected increase at Power is due to anticipated higher margins through the expiration of existing contracts and the realization of current and anticipated higher market prices. Also assumed in the earnings projections for 2006 are reasonable outcomes to PSE&G's gas and electric rate cases and continued strong contributions from Global's operations in Texas and South America.

PSE&G

      PSE&G operates as an electric and gas public utility in New Jersey under cost-based regulation by the BPU for its distribution operations and by the FERC for its electric transmission and wholesale sales operations. Consequently, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies. For the nine months ended September 30, 2005, PSE&G had Net Income of $282 million. PSE&G expects Income from Continuing Operations to range from $325 million to $345 million for 2005, based on normal weather conditions, expected growth in electricity and natural gas sales and productivity gains, partially offset by operating cost increases.

      PSE&G provides electricity under two types of basic generation service (BGS) through a BPU-administered auction for customers that do not have a third party to source their electric supply requirements. BGS-Fixed Price (FP) provides supply for smaller commercial and residential customers at seasonally-adjusted fixed prices. PSE&G's total BGS-FP load is approximately 8,600 MW. Approximately one-third of this total load is expected to be auctioned off each year for a three-year term. BGS-Commercial and Industrial Energy Price (CIEP) provides supply for larger customers at hourly PJM real-time market prices for a term of 12 months. BGS-FP and BGS-CIEP represent approximately 84% and 16%, respectively, of PSE&G's current load.

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

      On September 30, 2005, PSE&G filed a petition with the BPU seeking an overall 3.78% increase in its gas base rates to appropriately recover the cost of gas delivery and to be effective June 30, 2006. Approximately $55 million of the $132.8 million request is for an increase in book depreciation rates. The balance of the request will cover increased plant investment, higher operating expenses and provide an 11% return on equity. PSE&G's current gas base rates have been in effect since January 2002.

      Gas Commodity Prices

      PSE&G makes no margin on gas commodity sales as the costs are directly passed through to customers. The difference between gas costs incurred and the Basic Gas Supply Service (BGSS) revenues received from customers is deferred and collected from or returned to customers in future periods. However, the significant increase in the price of natural gas, as discussed previously, impacts PSE&G's revenues and expenses in a number of ways.

      Gas Supply

      Gas commodity prices fluctuate monthly for commercial and industrial (C&I) customers so price increases are immediately reflected in the revenues and gas costs for those customers. For example, the majority of BGSS C&I customers paid $1.38 per therm in September 2005, an 83% increase over the $0.75 per therm paid in September 2004. The higher prices have and will continue to negatively impact delivery sales volumes.

      The gas commodity price for residential customers under the BGSS tariff is set annually, usually on October 1. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted, between annual BGSS proceedings. The difference between costs and the amount recovered from customers in revenues is deferred and collected from or returned to customers in future periods.

      On August 19, 2005, the BPU approved an increase for residential customers of 10.6%, which became effective on September 1, 2005. This increase was based on a May 2005 forecast of gas cost through September 2006. The new charge of $0.87 per therm is significantly lower than the C&I commodity rate because PSE&G has hedged a portion of future load at lower prices. PSE&G has the right to increase rates up to 5% on both December 1 and February 1 without BPU approval. Based on the current forecast, if no additional increase is permitted, PSE&G could have a deferred gas balance well in excess of $200 million by September 2006. Even if the two 5% increases were implemented, the deferred gas balance could exceed $100 million by September 2006 with current prices. PSE&G does not recover the carrying costs on gas under recoveries. PSE&G is working closely with the BPU to address the rising gas costs.

      Electric Supply

      The PJM on-peak locational marginal price is directly impacted by higher gas prices. Approximately 84% of PSE&G's load is provided by BGS-FP contracts. One-third of this load is auctioned off each year for a three-year term which dampens the impact of current pricing. The remaining 16% of the load is provided through BGS-CIEP contracts to larger customers at hourly PJM real-time market prices for a term of 12 months so price increases are immediately reflected in the revenues and electric costs for these customers. Both BGS tariffs provide current rate recovery in the next billing period. Therefore, the deferred balance at any given month end is relatively small.

Power

      Power is an electric generation and wholesale energy marketing and trading company that focuses on the generation market extending from Maine to the Carolinas and the Atlantic Coast to Indiana (Region). Power's principal operating subsidiaries are PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T). Through its subsidiaries, Power seeks to balance the output of its generating capacity, fuel requirements and supply obligations through integrated portfolio management, enhance its ability to produce low-cost energy through efficient nuclear and fossil operations and pursue growth in the Region based on market conditions.

      As a result of the increases in market prices, Power expects substantial increases in earnings for 2006. For 2006, Power had entered into contracts for 85% to 90% of its nuclear and coal-fired generation. Also, for 2007 and 2008, Power has been actively terming-up future period sales to capture the value of its nuclear and coal-fired generation, given recent market conditions. As of mid-October, 2005, Power had met its stated objective of contracting at least 75% of its anticipated output over an 18-24 month horizon, including terming-up between 65% and 75% of its anticipated nuclear and coal-fired generation for 2007, and between 35% and 45% of its nuclear and coal-fired generation for 2008. Changes in the operation of Power's generating facilities, fuel and capacity prices, expected contract prices, capacity factors or other assumptions could materially affect its ability to meet earnings targets.

      Power's objective is to enter into load-serving contracts, firm sales and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. Power has achieved this objective through a combination of contracts related to the BGS auctions in New Jersey, contracts with local electric distribution companies (EDCs) in Pennsylvania and Connecticut and other firm sales and trading positions. As mentioned above, in February 2005, the BPU approved the results of the BGS auction process for New Jersey customers. Power continues to be a direct supplier of New Jersey EDCs under both the BGS-FP and BGS-CIEP auctions, entering into additional contracts that began on June 1, 2005. Power believes that its obligations under these contracts are reasonably balanced by its available supply. Power continues to believe that entering into contracts for at least 75% of its anticipated generation output is an appropriate way to reduce the volatility of its earnings.

      On September 28, 2005, Power completed the sale of its electric generation facility located in Waterford, Ohio (Waterford) to a subsidiary of American Electric Power Company, Inc. The sale price for the facility and inventory is $220 million. The proceeds, together with anticipated reduction in tax liability, are approximately $320 million, which will be used to retire debt at Power. See Note 3. Discontinued Operations, Dispositions and Acquisitions of the Notes for further discussion.

      During 2005, Power began collecting a monthly fixed payment amount for reliability services provided by its generating facilities in Connecticut, retroactive to November 18, 2004. Based on a FERC order issued in late April 2005 and effective February 24, 2005, subject to refund and hearing, Power has also begun receiving payments for reliability services provided by the Sewaren Station, Units 1, 2, 3 and 4 and Hudson Station, Unit 1. These payments provide compensation to a generation owner when a unit proposed for retirement must continue operating for reliability purposes. Such payments are net of operating margins at the units in both markets.

      On July 18, 2005, Power's new Bethlehem Energy Center (BEC), a 750 MW, natural gas -fired combined cycle power generation plant near Albany, New York, began commercial operations.

      A key factor in Power's ability to achieve its objectives is its capability to operate its nuclear and fossil stations at sufficient capacity factors to avoid the need to purchase higher-priced electricity to satisfy its obligations. Concurrent with the signing of the Merger Agreement, Power entered into an Operating Services Contract (OSC) with Exelon Generation. Under the terms of the OSC, since January 17, 2005, Exelon Generation has provided management personnel and its proprietary management systems under a fee arrangement to Power to operate the Salem and Hope Creek nuclear generating facilities. In May 2005, a scheduled refueling outage at Salem Unit 2 was completed ahead of schedule while meeting self-imposed nuclear safety targets.

      For the nine months ended September 30, 2005, Power had Income from Continuing Operations of $303 million. Power expects Income from Continuing Operations to range from $335 million to $385 million in 2005. For the nine months ended September 30, 2005, Power had Net Income of $106 million, which includes a Loss from Discontinued Operations of $197 million, including Loss on Disposal related to Waterford, discussed above.

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

      For the nine months ended September 30, 2005, Energy Holdings had Net Income of $140 million. Based on current earnings, Energy Holdings believes that Income from Continuing Operations for 2005 could exceed its previously projected range of $135 million to $155 million, reflecting improved results from Texas Independent Energy, L.P. (TIE), lower financing costs and the absence of foreign currency losses at Elektrocieplownia Chorzow Sp. z o.o. (ELCHO) which are expected to more than offset the loss of earnings due to the sale of Meiya Power Company Limited (MPC) and the partial sale of Luz del Sur S.A.A. (LDS) in 2004.

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

      Under a provision of The American Jobs Creation Act of 2004 (Jobs Act), Global has a one-year window to repatriate earnings from its foreign investments and claim a special one-time 85% dividends received tax deduction on such distributions. To date during 2005, PSEG has approved Domestic Reinvestment Plans which provide for the repatriation of approximately $182 million, of which $140 million is eligible for the reduced tax rate pursuant to the Jobs Act. The tax expense associated with such repatriation totaled approximately $9 million and was recorded in the quarter ended September 30, 2005. In addition, Global's projections indicate that additional earnings could be generated by its international investments over the balance of 2005 that could increase the amount of funds that could reasonably be considered for repatriation in 2005 by approximately $50 million, which would result in an additional $2 million of tax expense. Global has made no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.

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

      As of September 30, 2005, Resources has a remaining gross investment in four leased aircraft of approximately $36 million. On September 14, 2005, Delta Airlines (Delta) and Northwest Airlines (Northwest), the lessees for Resources' four remaining aircraft, filed for Chapter 11 bankruptcy protection. This had no material effect on Energy Holdings as it continues to believe that it will be able to fully recover the recorded amount of its investments in these aircraft.

      Resources continues to monitor the accounting and tax treatment of certain leases in its portfolio. For additional information, see Note 5. Commitments and Contingent Liabilities of the Notes.

RESULTS OF OPERATIONS

      The results for PSEG, PSE&G, Power and Energy Holdings for the quarter and nine months ended September 30, 2005 and 2004 are presented below:

	Earnings (Losses)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Millions)
PSE&G	$115	$93	$282	$281
Power	132	139	303	319
Energy Holdings:
Global	22	20	104	78
Resources	17	18	39	34
Other (A)	—	(2)	(3)	(7)

Total Energy Holdings	39	36	140	105
Other (B)	(26)	(16)	(72)	(44)

PSEG Income from Continuing Operations	260	252	653	661
Loss from Discontinued Operations, including Loss on Disposal (C)	(7)	(8)	(197)	(22)

PSEG Net Income	$253	$244	$456	$639

	Contribution to PSEG Earnings Per Share (Diluted) (D)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
PSE&G	$0.47	$0.39	$1.16	$1.18
Power	0.54	0.59	1.25	1.34
Energy Holdings:
Global	0.09	0.08	0.43	0.33
Resources	0.07	0.08	0.16	0.14
Other (A)	—	(0.01)	(0.01)	(0.03)

Total Energy Holdings	0.16	0.15	0.58	0.44
Other (B)	(0.11)	(0.07)	(0.31)	(0.18)

PSEG Income from Continuing Operations	1.06	1.06	2.68	2.78
Loss from Discontinued Operations, including Loss on Disposal (C)	(0.03)	(0.03)	(0.81)	(0.09)

PSEG Net Income	$1.03	$1.03	$1.87	$2.69

(footnotes on next page)

(footnotes from previous page)

(A)	Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.

(B)	Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include preferred securities dividends/preference unit distributions for PSE&G and Energy Holdings, interest on certain financing transactions and Merger expenses and certain other administrative and general expenses at PSEG (as parent company).

(C)	Includes Discontinued Operations at Power in 2005 and 2004 and Energy Holdings in 2004. See Note 3. Discontinued Operations, Dispositions and Acquisitions of the Notes.

(D)	Earnings per Share of any segment does not represent a direct legal interest in the assets and liabilities allocated to any one segment but rather represents a direct interest in PSEG's assets and liabilities as a whole.

      The $8 million increase in Income from Continuing Operations for the quarter primarily resulted from an increase in electric commodity revenues at PSE&G due to higher weather-related demand, higher realized gains in Power's Nuclear Decommissioning Trust (NDT) portfolio and improved earnings at Global due to improved operations at TIE and favorable foreign currency exchange rates. Partially offsetting these increases were Merger-related costs of approximately $10 million, net of tax, at PSEG, higher interest expense at the PSEG parent level, higher prices for replacement energy and fuel costs at Power and $9 million of tax expense for one-time dividends that were repatriated from Global's international investments pursuant to the Jobs Act.

      The $8 million decrease in Income from Continuing Operations for the nine months was primarily due to lower earnings at Power, reflecting higher prices for replacement energy and fuel costs partially offset by higher prices from sales of electricity in the spot market and higher Reliability-Must-Run revenues. In addition, Merger-related costs of approximately $26 million, net of tax at PSEG and Power contributed to the overall decline in Income from Continuing Operations. These decreases were substantially offset by higher earnings at Global due to the reasons discussed above.

      The change in Net Income for the nine months ended September 30, 2005 included a decrease of $170 million from the Loss from Discontinued Operations at Power from the sale of Waterford in 2005 and a decrease of $5 million from Income from Discontinued Operations at Energy Holdings from the sale of its majority interest in Carthage Power Company in 2004.

PSEG

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)%		2005	2004	Increase (Decrease)%
		(Millions)			(Millions)
Operating Revenues	$3,376	$2,749	$627	23	$9,127	$8,262	$865	10
Energy Costs	$1,999	$1,418	$581	41	$5,213	$4,498	$715	16
Operation and Maintenance	$560	$527	$33	6	$1,734	$1,604	$130	8
Depreciation and Amortization	$207	$190	$17	9	$572	$525	$47	9
Income from Equity Method Investments	$29	$31	$(2)	(6)	$96	$92	$4	4
Other Income	$91	$45	$46	N/A	$166	$152	$14	9
Other Deductions	$(36)	$(23)	$13	57	$(64)	$(63)	$1	2
Interest Expense	$(216)	$(207)	$9	4	$(631)	$(627)	$4	1
Income Tax Expense	$(183)	$(177)	$6	3	$(414)	$(422)	$(8)	(2)
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit	$(7)	$(8)	$(1)	(13)	$(197)	$(22)	$175	N/A

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

PSE&G

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)%		2005	2004	Increase (Decrease)%
		(Millions)			(Millions)
Operating Revenues	$1,934	$1,636	$298	18	$5,559	$5,236	$323	6
Energy Costs	$1,195	$960	$235	24	$3,472	$3,203	$269	8
Operation and Maintenance	$276	$261	$15	6	$839	$797	$42	5
Depreciation and Amortization	$155	$140	$15	11	$418	$393	$25	6
Other Income	$3	$4	$(1)	(25)	$7	$10	$(3)	(30)
Other Deductions	$(1)	$—	$1	N/A	$(2)	$(1)	$1	100
Interest Expense	$(86)	$(86)	$—	—	$(256)	$(273)	$(17)	(6)
Income Tax Expense	$(74)	$(70)	$4	6	$(191)	$(195)	$(4)	(2)

      Operating Revenues

      PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services. The $298 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was due to an increase of $224 million in commodity revenues, described below, and $72 million in delivery revenues. The $323 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to increases of $266 million in commodity revenues, described below, $52 million in delivery revenues and $5 million in other operating revenues, primarily related to appliance service contracts.

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

      The $224 million increase in commodity revenues for the quarter ended September 30, 2005, as compared to the same period in 2004, was due to increases of $171 million in electric commodity revenues, $106 million primarily due to higher BGS prices and $65 million in higher volumes due to weather. Also contributing to the increase was $53 million in increased gas commodity revenues, $38 million primarily due to higher BGSS prices, offset by an $8 million decrease due to the expiration of the Third Party Shopping Incentive on July 1, 2005. There is a corresponding $8 million increase in delivery revenues, described below. Also contributing to the increase is $23 million in higher volumes, primarily due to increased cogeneration operations.

      The $266 million increase in commodity revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to increases of $163 million in electric commodity revenues, $117 million primarily due to higher BGS prices and $46 million in higher volumes due to weather. Also contributing to the increase was $103 million in increased gas commodity revenues, $101 million primarily due to higher BGSS prices, offset by an $8 million decrease due to the expiration of the Third Party Shopping Incentive on July 1, 2005, and a $10 million increase primarily due to increased cogeneration operations.

      Delivery

      The $72 million increase in delivery revenues for the quarter ended September 30, 2005, as compared to the same period in 2004, was due to increases of $67 million in electric revenues and $5 million in gas revenues. The $67 million increase in electric delivery revenues was primarily due to higher volumes due to weather of $69 million offset by decreased prices of $2 million due to decreased distribution prices. The $5 million increase in gas delivery revenues was primarily due to the expiration of the Third Party Shopping Incentive on July 1, 2005, resulting in an increase of $8 million in delivery revenues with a corresponding offset in commodity revenues, described above. This was offset by $2 million in lower volume and demand revenues due to weather and $3 million due to the expiration of the Gas Cost Underrecovery Adjustment (GCUA) clause in January 2005.

      The $52 million increase in delivery revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to a $69 million increase in electric delivery revenues, partially offset by a $17 million decrease in gas delivery revenues. The $69 million increase in electric delivery revenues was primarily due to higher volume revenues of $58 million due to weather and $11 million in higher rates. The $17 million decrease in gas delivery revenues was primarily due to a $23 million decrease related to the expiration of the GCUA clause in January 2005 and $12 million in lower volume and demand revenues due to weather. These were offset by a $13 million increase in SBC rates, primarily due to the USF component. SBC rates are recorded with a corresponding offset in Operating Expenses, described below, resulting in no impact to Net Income. Also offsetting the decrease is an $8 million increase due to the expiration of the Third Party Shopping Incentive on July 1, 2005, which is offset in commodity revenues, described above.

      Operating Expenses

      Energy Costs

      The $235 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was comprised of increases of $179 million in electric costs and $56 million in gas costs. The electric increase was due to a $124 million or 13% increase related to higher prices for BGS and Non-Utility Generation (NUG) purchases and a $55 million increase due to higher BGS volumes. The increase in gas costs was caused by a $41 million or 22% increase in gas prices and an $18 million increase due to higher sales volumes due primarily to higher interruptible sales offset by a $3 million decrease due to the expiration of the GCUA clause in January 2005, described above.

      The $269 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was comprised of increases of $180 million in electric costs and $89 million in gas costs. The increase in electric costs was caused by a $167 million or 6% increase due to higher prices for BGS and NUG purchases and a $61 million increase due to higher BGS volumes, partially offset by a decrease of $47 million due to lower NUG volumes. The increased gas costs were due to a $98 million or 9% increase in gas prices and a $13 million increase in sales volumes due primarily to higher sales to cogenerators. These were offset by a $23 million decrease due to the expiration of the GCUA clause in January 2005, described above.

      Operation and Maintenance

      The $15 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was due primarily to $7 million in labor and fringe benefits due to increased wages and staffing and increased SBC expenses of $5 million.

      The $42 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was due primarily to increased SBC expenses of $26 million and $16 million in labor and fringe benefits, respectively, due to increased wages and staffing.

      Depreciation and Amortization

      The $15 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was due primarily to a $20 million increase in the amortization of the Securitization regulatory asset. This was offset by a $3 million decrease in software amortization and a $2 million increase in excess depreciation reserve amortization.

      The $25 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was due primarily to a $25 million increase in the amortization of the Securitization regulatory asset, a $4 million increase due to additional plant in service and a $3 million increase in the amortization of the Remediation Adjustment Clause (RAC). These were offset by a $5 million decrease in software amortization and a $2 million increase in excess depreciation reserve amortization.

      Interest Expense

      The $17 million decrease for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to decreases of $24 million due to lower average interest rates and lower amounts of long-term debt outstanding. This was partially offset by increases of $5 million due to higher short-term interest rates and higher amounts of short-term debt outstanding.

      Income Taxes

      The $4 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to higher pre-tax income of $11 million offset by $4 million in various flow-thru benefits and $3 million in prior period adjustments recorded in 2004.

      The $4 million decrease for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to lower pre-tax income of $1 million and $3 million in prior period adjustments in 2004.

Power

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)%		2005	2004	Increase (Decrease)%
		(Millions)				(Millions)
Operating Revenues	$1,444	$1,130	$314	28	$4,234	$3,818	$416	11
Energy Costs	$983	$636	$347	55	$2,941	$2,544	$397	16
Operation and Maintenance	$223	$211	$12	6	$685	$672	$13	2
Depreciation and Amortization	$34	$29	$5	17	$96	$78	$18	23
Other Income	$74	$36	$38	N/A	$135	$140	$(5)	(4)
Other Deductions	$(13)	$(13)	$—	—	$(33)	$(44)	$(11)	(25)
Interest Expense	$(32)	$(33)	$(1)	(3)	$(86)	$(85)	$1	1
Income Tax Expense	$(101)	$(105)	$(4)	(4)	$(225)	$(216)	$9	4
Loss from Discontinued Operations, including Loss on Disposal, net of tax benefit	$(7)	$(8)	$(1)	(13)	$(197)	$(27)	$170	N/A

      Operating Revenues

      The $314 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was due to increases of $284 million in generation revenues and $61 million in gas supply revenues partially offset by a decrease of $31 million in trading revenues.

      The $416 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to increases of $299 million in generation revenues and $130 million in gas supply revenues partly offset by a decrease of $13 million in trading revenues.

      Generation

      The increase of $284 million in generation revenues for the quarter ended September 30, 2005, as compared to the same period in 2004, was due principally to increases of approximately $70 million from operations in New York, largely due to BEC which began commercial operations on July 18, 2005 and approximately $64 million from sales in the power pools due to favorable weather conditions and pricing. Also contributing to the increase were approximately $39 million from higher load being served and higher pricing under the BGS contracts, $33 million from higher volumes sold under other wholesale contracts, $32 million from increased ancillary services and operating reserves and higher unrealized gains on asset-backed transactions of approximately $42 million.

      The increase of $299 million in generation revenues for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to increases of approximately $43 million related to Reliability Must-Run (RMR) revenues which Power began receiving in 2005 for certain of its generating facilities, approximately $56 million from operations in New York, largely due to BEC's operations which were partially offset by operations of the Albany Steam Station which was operational in 2004 and retired in February 2005, approximately $75 million from new contracts and approximately $33 million from increased sales and higher pricing in the various power pools partially offset by reduced load being served under the fixed-priced BGS contracts. Also contributing to the increase were approximately $45 million from increased ancillary services and operating reserves and higher unrealized gains on asset-backed transactions of approximately $32 million.

      Gas Supply

      The $61 million increase in gas supply revenues for the quarter ended September 30, 2005 as compared to the same period for 2004, was primarily due to increases of approximately $42 million from higher gas prices and higher demand under the BGSS contract with PSE&G and approximately $18 million from higher prices for gas and pipeline capacity sold to other gas distributors partially offset by lower demand from other gas distributors.

      The $130 million increase for the nine months ended September 30, 2005, as compared to the same periods in 2004, was principally due to higher prices for gas and pipeline capacity partially offset by lower demand.

      Trading

      The $31 million and $13 million decrease in trading revenues for the quarter and nine months ended September 30, 2005, respectively, as compared to the same period in 2004, was primarily due to market conditions.

      Operating Expenses

      Energy Costs

      Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power's obligation under its BGSS contract with PSE&G. The $347 million and $397 million increase for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, was primarily due to increased generation and replacement power costs, reflecting higher demand and pricing due to weather conditions, operation of BEC since July 2005 and higher fossil fuel prices as well as higher prices for gas purchased to satisfy Power's BGSS obligations.

      Operation and Maintenance

      The $12 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $12 million settlement received from the U.S. Department of Energy (DOE) in 2004 as reimbursement for nuclear waste storage costs incurred due to the delay in construction of a federal storage facility. See Note 5. Commitments and Contingent Liabilities of the Notes—Nuclear Fuel Disposal.

      The $13 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to the $12 million DOE settlement in 2004, a $14 million restructuring charge recorded in 2005 related to Nuclear's workforce realignment plan, and higher costs of approximately $10 million related to Hope Creek's outage to complete Phase I of its turbine replacement in January 2005 and the Hope Creek outages for equipment repairs in March, June and August 2005. These increases were partially offset by $9 million of lower real estate taxes and $8 million of lower co-owner billings related to Power's jointly-owned facilities.

      Depreciation and Amortization

      The $5 million and $18 million increase for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, was due to BEC facility being placed into service in July 2005 and a higher depreciable asset base in 2005 at Nuclear. The increase for the nine months ended September 30, 2005 also included the Lawrenceburg facility being placed into service in June 2004.

      Other Income

      The $38 million increase in Other Income for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to higher realized gains of approximately $34 million from the NDT Funds and a $5 million gain from the sale in September 2005 of four gas turbine generators located in Burlington, New Jersey.

      The $5 million decrease in Other Income for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to decreased realized gains and income related to the NDT Funds partially offset by a $5 million gain from the sale in September 2005 of four gas turbine generators located in Burlington, New Jersey.

      Other Deductions

      The $11 million decrease for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to a write-off of $5 million of unamortized issuance costs related to the extinguishment of non-recourse project financing related to the Lawrenceburg facility in the first quarter of 2004 and decreased losses and expenses related to the NDT Funds.

      Income Taxes

      The $4 million decrease for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to lower pre-tax income.

      The $9 million increase for nine months ended September 30, 2005, as compared to the same period in 2004, was due to a decrease in taxes on pre-tax income of $3 million offset by increases in taxes of $12 million, due primarily from recording prior period adjustments in 2004 and recording taxes for the NDT Funds.

      Loss from Discontinued Operations, including Loss on Disposal, net of tax

      On May 27, 2005, Power reached an agreement to sell its Waterford generation facility for approximately $220 million and recognized an estimated loss on disposal of $177 million, net of tax, for the initial write-down of its carrying amount of Waterford to its fair value less cost to sell. On September 28, 2005, Power completed the sale of Waterford and recognized an additional loss of $1 million. The proceeds, together with anticipated reduction in tax liability, are approximately $320 million, which will be used to retire debt at Power. See Note 3. Discontinued Operations, Dispositions and Acquisitions of the Notes for additional information.

Energy Holdings

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2005	2004	Increase (Decrease)%		2005	2004	Increase (Decrease)%
		(Millions)				(Millions)
Operating Revenues	$379	$311	$68	22	$1,085	$701	$384	55
Energy Costs	$203	$148	$55	37	$552	$242	$310	N/A
Operation and Maintenance	$58	$64	$(6)	(9)	$207	$163	$44	27
Depreciation and Amortization	$14	$15	$(1)	(7)	$45	$40	$5	13
Income from Equity Method Investments	$29	$31	$(2)	(6)	$96	$92	$4	4
Other Income	$5	$4	$1	25	$14	$4	$10	N/A
Other Deductions	$(9)	$(8)	$1	13	$(12)	$(14)	$(2)	14
Interest Expense	$(65)	$(66)	$(1)	(2)	$(193)	$(196)	$(3)	(2)
Income Tax Expense	$(26)	$(8)	$18	N/A	$(43)	$(34)	$9	26
Income from Discontinued Operations, including Gain on Disposal, net of tax	$—	$—	$—	—	$—	$5	$(5)	(100)

      The variances in Operating Revenues, Energy Costs, Operation and Maintenance, Depreciation and Amortization and Income from Equity Method Investments were primarily attributed to Global's acquisition of the remaining interests in TIE, thus consolidating the entity effective July 1, 2004, increased revenues at TIE in the third quarter of 2005 compared to same period in 2004 due to a stronger market and stronger spark spread (the difference between the market price of electricity and its cost of gas production) and Global's sale of a 35% interest in Dhofar Power through a public offering on the Omani Stock Exchange in April 2005, reducing its ownership interest to 46% and thus accounting for the investment under the equity method of accounting following the sale. For additional information, see Note 3. Discontinued Operations, Dispositions and Acquisitions of the Notes.

      Operating Revenues

      The $68 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was due to higher revenues at Global of $73 million, including a $58 million increase due to higher revenues at TIE related to increased output and higher market prices, a $25 million increase related to Sociedad Austral de Electricidad S.A. (SAESA) in Chile due to higher energy sales volumes offset by a $16 million decrease related to the deconsolidation of Dhofar Power. Offsetting the increase were lower revenues at Resources of $5 million primarily due to a reduction in leveraged lease income related to the termination of the Lovelock LNG leveraged lease in December 2004.

      The $384 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was due to higher revenues at Global of $395 million, including a $279 million increase related to the consolidation of TIE commencing July 1, 2004 and $58 million due to higher revenues at TIE in the third quarter of 2005, a $49 million increase related to SAESA due to higher energy sales volumes, a $22 million increase related to Electrownia Skawina S.A. (Skawina) and a $12 million increase related to Global's investment in ELCHO, both due to higher energy sales in the spot market and higher Polish Zloty foreign exchange rates offset by a $28 million decrease related to the deconsolidation of Dhofar Power. Offsetting the increase were lower revenues at Resources of $11 million primarily due to a $22 million pre-tax write-off of its UAL Lease investment and a $5 million reduction in leveraged lease income offset by the absence of a $17 million pre-tax charge recorded in 2004 to reduce the carrying value of the Collins lease.

      Operating Expenses

      Energy Costs

      The $55 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $37 million increase related to TIE due to higher gas prices in 2005 compared to 2004, a $19 million increase related to SAESA due to significant increases in energy costs related to higher sales volumes and a $3 million increase related to Skawina due to higher energy sales in the spot market and higher Polish Zloty foreign exchange rates, offset by a $4 million decrease related to the deconsolidation of Dhofar Power.

      The $310 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $219 million increase related to the consolidation of TIE commencing July 1, 2004, a $37 million increase in energy costs at TIE in the third quarter of 2005, a $40 million increase related to SAESA due to significant increases in energy costs and a $17 million increase related to Skawina due to higher energy sales in the spot market and higher Polish Zloty foreign exchange rates, offset by an $8 million decrease related to the deconsolidation of Dhofar Power.

      Operation and Maintenance

      The $6 million decrease for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $3 million decrease in administration and general expenses.

      The $44 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $41 million increase related to the consolidation of TIE commencing July 1, 2004 offset by a $4 million decrease related to the deconsolidation of Dhofar Power.

      Depreciation and Amortization

      The $1 million decrease for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to the deconsolidation of Dhofar Power.

      The $5 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $9 million increase related to the consolidation of TIE commencing July 1, 2004 offset by a $5 million decrease related to the deconsolidation of Dhofar Power.

      Income from Equity Method Investments

      The $2 million decrease for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to a $5 million decrease related to the loss of earnings associated with the sale of Global's equity interest in MPC in December 2004 and a $5 million decrease related to Global's investment in Prisma 2000 S.p.A. (Prisma), offset by an $8 million increase due to stronger results in South America.

      The $4 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to an $11 million increase due to stronger results in South America, the absence of a $3 million loss recognized in the nine months of 2004 from TIE, which was accounted for under the equity method of accounting until July 1, 2004, and a $1 million increase related to the deconsolidation of Dhofar Power, thus accounting for the investment under the equity method of accounting following the sale, offset by an $8 million decrease related to the loss of earnings associated with the sale of Global's equity interest in MPC in December 2004 and a $3 million decrease related to Global's investment in Prisma.

      Other Income

      The $1 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to foreign currency transaction gains.

      The $10 million increase for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to foreign currency transaction gains of $9 million due to strengthening of the U.S. Dollar relative to the Polish Zloty on Global's investment in ELCHO.

      Other Deductions

      The $1 million increase for the quarter ended September 30, 2005, as compared to the same period in 2004, was primarily due to foreign currency transaction losses of $1 million on Global's investment in ELCHO.

      The $2 million decrease for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily due to the absence of a loss on early extinguishment of debt of $3 million that was recognized in 2004 offset by a $1 million change in derivative fair values.

      Interest Expense

      The $1 million and $3 million decrease for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, was primarily due to the deconsolidation of Dhofar Power.

      Income Taxes

      The $18 million and $9 million increase for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, was primarily due to the recording of $9 million of U.S. tax associated with repatriation of funds under the American Jobs Creation Act of 2004 and a change in the mix of domestic and international earnings for Global.

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

      Global

      The following table summarizes Global's capital at risk, net contributions to EBIT and non-recourse interest expense in the following regions as of September 30, 2005 and December 31, 2004 and for the quarters and nine months ended September 30, 2005 and 2004.

			For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	Total Capital at Risk (A) As of		EBIT (B)		Non-Recourse Interest (C)		EBIT (B)		Non-Recourse Interest (C)
	September 30, 2005	December 31, 2004	2005	2004	2005	2004	2005	2004	2005	2004
	(Millions)

Region:
North America	$467	$427	$51	$27	$6	$7	$119	$91	$16	$7
South America	1,635	1,581	40	31	10	4	114	101	28	14
Europe	181	209	(2)	5	8	8	34	25	26	24
India and Oman	64	94	—	5	—	4	10	15	4	12
Asia Pacific	6	6	—	5	—	—	5	13	—	—
Global G&A—Unallocated	—	—	(5)	(6)	—	—	(19)	(22)	—	—

Total	$2,353	$2,317	$84	$67	$24	$23	$263	$223	$74	$57

Total Global EBIT			$84	$67			$263	$223
Interest Expense			(45)	(46)			(133)	(123)
Income Taxes			(18)	—			(23)	(19)
Minority Interest			1	(1)			(3)	(3)

Income from Continuing Operations			$22	$20			$104	$78

(A)	Total Capital at Risk includes Global's gross investments and equity commitment guarantees less non-recourse debt at the project level.
(B)	For investments accounted for under the equity method of accounting, includes Global's share of net earnings, including Interest Expense and Income Tax Expense.
(C)	Non-Recourse Interest is Interest Expense on debt that is non-recourse to Global.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

      PSEG

      For the nine months ended September 30, 2005, PSEG's operating cash flow decreased by approximately $347 million from $1.3 billion to $907 million, as compared to the same period in 2004, due to net decreases from its subsidiaries as discussed below.

      PSE&G

      PSE&G's operating cash flow increased approximately $54 million from $410 million to $464 million for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to increased customer deposits received from BGS suppliers offset by higher deferred balances due to significantly increased commodity prices.

      Power

      Power's operating cash flow decreased approximately $200 million from $488 million to $288 million for the nine months ended September 30, 2005, as compared to the same period in 2004, primarily due to increased margin requirements because of significantly increased commodity prices.

      Energy Holdings

      Energy Holdings’ operating cash flow decreased approximately $148 million from $368 million to $220 million for the nine months ended September 30, 2005, as compared to the same period in 2004, due primarily to the absence of tax benefits and payments associated with the termination of certain leases in 2004.

Common Stock Dividends

      Dividend payments on common stock for the quarters ended September 30, 2005 and 2004 were $0.56 and $0.55 per share, respectively, and totaled approximately $134 million and $131 million, respectively. Dividend payments on common stock for the nine months ended September 30, 2005 and 2004 were $1.68 and $1.65 per share, respectively, and totaled approximately $401 million and $391 million, respectively. Future dividends declared will be dependent upon PSEG’s future earnings, cash flows, financial requirements, alternative investment opportunities and other factors. On October 18, 2005, PSEG’ s Board of Directors approved a common stock dividend of $0.56 per share for the third quarter of 2005, reflecting an indicated annual dividend rate of $2.24 per share.

Short-Term Liquidity

      PSEG, PSE&G, Power and Energy Holdings

      As of September 30, 2005, PSEG and its subsidiaries had a total of approximately $2.7 billion of committed credit facilities with approximately $1.6 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. As of September 30, 2005, there were no loans outstanding under these uncommitted credit facilities for either PSEG or PSE&G.

      All of the credit facilities below have been modified or structured to accommodate the potential merger with Exelon. Each of the facilities is restricted to availability and use to the specific companies as listed below.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of September 30, 2005		Available Liquidity as of September 30, 2005
	(Millions)
PSEG:
4-year Credit Facility	April 2008	$450	CP Support/ Funding/Letters of Credit	$187		$263
5-year Credit Facility	May 2010	$650	CP Support/ Funding/Letters of Credit	$—		$650
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
PSE&G:
5-year Credit Facility	June 2009	$600	CP Support/ Funding/Letters of Credit	$85		$515
Bilateral Term Loan(A)	May 2006	$100	Funding	$100		$—
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$—		N/A
PSEG and Power:
3-year Credit Facility(B)	April 2007	$600	CP Support/ Funding/Letters of Credit	$567	(C)	$33
Power:
Bilateral Credit Facility	March 2010	$100	Funding/Letters of Credit	$100	(C)	$—
Energy Holdings:
5-year Credit Facility(D)	June 2010	$150	Funding/Letters of Credit	$58	(C)	$92

(A) Terminated in October 2005.

(B) PSEG/Power co-borrower facility.

(C) These amounts relate to letters of credit outstanding.

(D) Energy Holdings/Global/Resources joint and several co-borrowed facility.

      PSEG

      PSEG believes it has sufficient liquidity to fund its short-term cash needs. On May 31, 2005, PSEG established a new five-year $650 million revolving credit facility that replaced the $280 million credit facility that expired in March 2005 and the $350 million credit facility that was scheduled to expire in December 2005.

      On April 29, 2005, PSEG’s $75 million bilateral term loan facility and $25 million bilateral revolver facility expired.

      PSE&G

      PSE&G believes it has sufficient liquidity to fund its short-term cash needs. In May 2005, PSE&G entered into a bilateral agreement for a $100 million term loan. PSE&G terminated this agreement in October 2005.

      Power

      As of September 30, 2005, Power had loaned $62 million of excess cash to PSEG.

      On August 31, 2005, Power’s $25 million credit facility expired.

      During the nine months ended September 30, 2005, the increase in commodity prices has reduced available liquidity as Power was required to post additional margin for sales contracts entered into in the normal course of business. Should commodity prices continue to rise, additional margin calls may be necessary relative to existing power sales contracts. As these contract obligations are fulfilled, liquidity requirements are reduced. With the addition of the PSEG and Power joint and several facilities listed below, Power believes that it has sufficient liquidity to fund its short-term cash needs.

      In addition, ER&T maintains agreements that require Power, as its guarantor under performance guarantees, to satisfy certain creditworthiness standards. Many of these agreements allow the counterparty to demand that ER&T provide performance assurance, generally in the form of a letter of credit or cash, in the event of a downgrade of Power’s credit rating to below investment grade. While Power believes that a downgrade to below investment grade is unlikely, management believes that Power could meet collateral requirements with current credit facilities, including the new credit agreements listed below, and its ability to access additional sources of liquidity through bank lending and/or capital market transactions. See Note 5. Commitments and Contingent Liabilities of the Notes for further information.

      PSEG and Power

In October 2005, PSEG and Power entered into the following credit agreements:

	Expiration Date	Total Facility	Primary Purpose
	(Millions)
PSEG
Bilateral Credit Agreement	May 2006	$100	Funding/Letters of Credit
PSEG and Power (A)
Bilateral Credit Agreement	April 2006	$100	Funding/Letters of Credit
Bilateral Credit Agreement	July 2006	$100	Funding/Letters of Credit
Bilateral Credit Agreement	October 2006	$200	Letters of Credit

(A) PSEG/Power co-borrower facility

      Energy Holdings

      As of September 30, 2005, Energy Holdings had loaned $61 million of excess cash to PSEG. In addition, Energy Holdings and its subsidiaries had $256 million in cash, including $192 million invested offshore. See Note 2. Recent Accounting Standards of the Notes regarding repatriation of certain portions of these funds in October 2005.

      On June 30, 2005, Energy Holdings entered into a $150 million five-year bank revolving credit agreement. This bank revolving credit agreement replaced a $200 million three-year bank revolving credit agreement that was scheduled to expire in October 2006.

External Financings

      PSEG

      For the nine months ended September 30, 2005, PSEG issued approximately 929,000 shares under its Dividend Reinvestment Program and Employee Stock Purchase Plan for approximately $55 million.

      On August 8, 2005, the 6.25% trust preferred securities that were issued in November 2002 in connection with PSEG’s Participating Units (PEPS) were remarketed. The PEPS consist of a forward purchase contract for PSEG common stock and a trust preferred security. The remarketing reset the coupon on the trust preferred security to 5.381%, which will mature in November 2007. The PEPS investors will use the proceeds from the remarketing as collateral to be used for settling the forward purchase contract on November 16, 2005. Upon settlement, PSEG will receive cash proceeds of approximately $460 million and issue 11.4 million shares of common stock assuming its stock price is above $40.248 per share.

      In September 2005, PSEG issued $375 million of floating rate senior unsecured debt due in 2008, callable at par after one-year. The proceeds were used to redeem PSEG’s subordinated debt underlying $225 million of Enterprise Capital Trust I, 7.44% Series A and $150 million of Enterprise Capital Trust III, 7.25% Series C Preferred Securities in October 2005.

      PSE&G

      In September 2005, PSE&G Transition Funding II LLC (Transition Funding II) issued approximately $103 million of its Transition Bonds, Series 2005-1, in four classes. Proceeds were used to purchase from PSE&G the rights to collect a transition bond charge from electric customers pursuant to a BPU order. PSE&G used those proceeds to reduce short-term debt.

      In July 2005, PSE&G issued $250 million of its 5.25% Secured Medium-Term Notes Series D due 2035. The proceeds were used to redeem $125 million of PSE&G’s First and Refunding Mortgage Bonds, 9.125% Series BB due July 2005 and to reduce short-term debt.

      For the nine months ended September 30, 2005, PSE&G Transition Funding LLC (Transition Funding) repaid approximately $105 million of its transition bonds.

      Energy Holdings

      During 2005, Energy Holdings made cash distributions to PSEG totaling $287 million, including a $100 million return of capital in February 2005, a $184 million preference unit redemption in May 2005 and $3 million of preference unit distributions.

Debt Covenants

      PSEG, PSE&G, Power and Energy Holdings

      PSEG’s, PSE&G’s, Power’s and Energy Holdings’ respective credit agreements generally contain customary provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower’s business or financial condition.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios presented below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure. The debt underlying the preferred securities of PSEG, which is presented in Long-Term Debt in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, is not included as debt when calculating these ratios, as provided for in the various credit agreements. As discussed previously, the rise in commodity prices has increased margin requirements and has resulted in increased Accumulated Other Comprehensive Loss (OCL), which reduces total equity. This has resulted in increases to the debt to capitalization ratios at PSEG and Power. These ratios could be further increased due to additional OCL resulting from the potential need to recognize an additional minimum pension liability (see Other Comprehensive Loss below), however, PSEG, PSE&G, Power and Energy Holdings expect to continue to meet the financial covenant requirements, discussed below.

      PSEG

      Financial covenants contained in PSEG’s credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization (including preferred securities outstanding) covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 70.0%. As of September 30, 2005, PSEG’s ratio of debt to capitalization (as defined above) was 60.3%.

      PSE&G

      Financial covenants contained in PSE&G’s credit facilities include a ratio of long-term debt (excluding securitization debt and long-term debt maturing within one year) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of September 30, 2005, PSE&G’s ratio of long-term debt to total capitalization (as defined above) was 48.4%.

      In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of September 30, 2005, PSE&G’s Mortgage coverage ratio was 4.96 to 1 and the Mortgage would permit up to approximately $1.7 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements.

      PSEG and Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization for each specific borrower. This facility has a 70% debt to total capitalization covenant for PSEG (see definition under PSEG financial covenants) and a 65% debt to total capitalization covenant for Power. For the purposes of calculating the Power ratio, debt (including loans, certain letters of credit and similar instruments) to total capitalization, adjusted for the $986 million Basis Adjustment (see Condensed Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not exceed 65.0%. As of September 30, 2005, Power’s ratio of debt to capitalization (as defined above) was 51.6%.

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

      Energy Holdings entered into a $150 million five-year bank revolving credit agreement in June 2005 with a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges to be greater than 1.75. This bank revolving credit agreement replaced a $200 million three-year bank revolving credit agreement that was entered into in October 2003. As of September 30, 2005, Energy Holdings’ coverage of this covenant was 2.77. Additionally, Energy Holdings must maintain a ratio of net debt to EBITDA of less than 5.25. As of September 30, 2005, Energy Holdings’ ratio under this covenant was 4.02. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings’ membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Net cash proceeds from asset sales in excess of 5% of total assets of Energy Holdings during any 12-month period must be used to repay any outstanding amounts under the credit agreement. Net cash proceeds from asset sales during any 12-month period in excess of 10% of total assets must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

Credit Ratings

      PSEG, PSE&G, Power and Energy Holdings

      The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies. Any downward revision or withdrawal may adversely affect the market price of PSEG’s, PSE&G’s, Power’s and Energy Holdings’ securities and serve to increase those companies’ cost of capital and limit their access to capital. All ratings have a stable outlook unless otherwise noted. (N) denotes a negative outlook, (P) denotes a positive outlook and (WD) denotes a credit watch developing indicating that ratings could be raised or lowered. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

	Moody’s (A)	S&P (B)	Fitch (C)

PSEG:
Preferred Securities	Baa3	BB+(WD)	BBB–(P)
Commercial Paper	P2	A3(WD)	F2
Senior Unsecured Debt	Baa2	BBB–(WD)	BBB (P)
PSE&G:
Mortgage Bonds	A3	A–(WD)	A
Preferred Securities	Baa3	BB+(WD)	BBB+
Commercial Paper	P2	A3(WD)	F2
Power:
Senior Notes	Baa1	BBB(WD)	BBB(P)
Energy Holdings:
Senior Notes	Ba3(N)	BB–(N)	BB(N)

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.
(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.

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

Other Comprehensive Loss

      PSEG, Power and Energy Holdings

      For the nine months ended September 30, 2005, PSEG, Power and Energy Holdings had an Other Comprehensive Loss/(Gain) of $316 million, $395 million and $(81) million, respectively, due primarily to net unrealized losses on derivatives accounted for as hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133), unrealized gains and losses in the NDT Funds at Power and foreign currency translation adjustments at Energy Holdings.

      During the nine months ended September 30, 2005, Power's OCL has increased from $49 million to $444 million. The primary cause was an increase of approximately $370 million related to the change in market value, net of taxes, of energy and related contracts that qualify for hedge accounting that were previously entered into by Power in the normal course of business. During the nine months ended September 30, 2005, the increase in gas and electric prices has resulted in unrealized losses on many of those contracts, which are recorded in OCL as a reduction to equity.

      PSEG, PSE&G, Power and Energy Holdings

      Minimum Pension Liability

       Due to the potential for a lower required discount rate and reduced earnings on the pension plan investments through September 30, 2005, PSEG, PSE&G, Power and Energy Holdings may be required to record a minimum pension liability on their respective Consolidated Balance Sheets as of December 31, 2005. As calculated under SFAS No. 87 “Employers Accounting for Pensions”, a minimum pension liability exists and must be recorded when the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets as of its annual measurement date. The minimum pension liability is reduced or reversed when funding occurs, or when the fair value of the pension plan assets grow to a level above that of the ABO. At this time, PSEG is monitoring the fair market value of its investments and its ABO and is evaluating options available with respect to this issue. Since PSEG's measurement date is December 31, 2005, management is unable to predict what the impact could be, however the impact could be material to PSEG's, PSE&G's, Power's and Energy Holdings' financial position and, more specifically, could result in a decrease in equity since a majority of the offset to the minimum pension liability would be recorded in OCL.

CAPITAL REQUIREMENTS

      PSEG, PSE&G, Power and Energy Holdings

      It is expected that the majority of funding for capital requirements of PSE&G, Power and Energy Holdings will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not expect to contribute any additional equity to Energy Holdings. Projected construction and investment expenditures approved in the current business plans for PSEG, PSE&G, Power and Energy Holdings are consistent with amounts disclosed in the Annual

Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2004.

      PSE&G

      During the nine months ended September 30, 2005, PSE&G made approximately $372 million of capital expenditures, primarily for reliability of transmission and distribution systems. The $372 million excludes approximately $25 million spent on cost of removal, net of salvage.

      Power

      During the nine months ended September 30, 2005, Power made approximately $290 million of capital expenditures (excluding $55 million for nuclear fuel), primarily related to the Bethlehem, New York (Albany) site, the Linden station in New Jersey and various other projects at Nuclear and Fossil.

      Energy Holdings

      During the nine months ended September 30, 2005, Energy Holdings incurred approximately $26 million of capital expenditures, primarily related to capital projects at SAESA, Dhofar Power and Skawina.

ACCOUNTING MATTERS

      PSEG, PSE&G, Power and Energy Holdings

      For information related to recent accounting matters, see Note 2. Recent Accounting Standards of the Notes.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG’s, PSE&G’s, Power’s and Energy Holdings’ market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes to Condensed Consolidated Financial Statements (Notes). It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings have a Risk Management Committee (RMC) comprised of executive officers who utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

      Additionally, PSEG, PSE&G, Power and Energy Holdings are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG and its subsidiaries’ financial condition, results of operations or net cash flows.

      Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2004 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

      Power’s derivative contracts are accounted for under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (SFAS 133), its amendments and related guidance. Changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

      Many non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and are accounted for upon settlement.

      Trading

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. In addition, Power has non-asset based trading activities, which have significantly decreased. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133, its amendments and related guidance, with gains and losses recognized in earnings.

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

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around the differential between generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and its hedges. Non-trading mark-to-market (MTM) VaR consists of MTM derivatives that are economic hedges, some of which qualify for hedge accounting. The MTM derivatives that are not hedges are included in the trading VaR. The trading VaR and Non-Trading MTM VaR are presented in the table below.

      The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the MTM trading and non-trading activities and a 95% one-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

      As of September 30, 2005 and December 31, 2004, trading VaR was approximately $1 million and $2 million, respectively.

	Trading VaR	Non-Trading MTM VaR
	(Millions)
For the Quarter Ended September 30, 2005
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$1	$60
Average for the Period	$1	$42
High	$3	$84
Low	$—	$17
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$1	$92
Average for the Period	$2	$65
High	$4	$130
Low	$1	$27

Credit Risk

      Energy Holdings

      As of September 30, 2005, Resources has a remaining gross investment in four leased aircraft of approximately $36 million. On September 14, 2005, Delta Airlines (Delta) and Northwest Airlines (Northwest), the lessees for Resources’ four remaining aircraft, filed for Chapter 11 bankruptcy protection. Energy Holdings continues to believe that it will be able to fully recover its investments in these aircraft.

Other Supplemental Information Regarding Market Risk

      Power

      The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry’s Committee of Chief Risk Officers. For additional information, see Note 6. Risk Management of the Notes.

      The following table describes the drivers of Power’s energy trading and marketing activities and Operating Revenues included in its Condensed Consolidated Statement of Operations for the quarter ended September 30, 2005. Normal operations and hedging activities represent the marketing of electricity available from Power’s owned or contracted generation sold into the wholesale market. As the information in this table highlights, MTM activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The MTM activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended September 30, 2005

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)

Mark-to-Market Activities:
Unrealized Mark-to-Market Gains (Losses)
Changes in Fair Value of Open Positions	$20	$(15)	$5
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	(30)	12	(18)

Total Change in Unrealized Fair Value	(10)	(3)	(13)
Realized Net Settlement of Transactions Subject to Mark-to-Market	30	(12)	18
Broker Fees and Other Related Expenses	—	(2)	(2)

Net Mark-to-Market Gains (Losses)	20	(17)	3
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	1,441	—	1,441

Total Operating Revenues	$1,461	$(17)	$1,444

Operating Revenues
For the Nine Months Ended September 30, 2005

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)

Mark-to-Market Activities:
Unrealized Mark-to-Market Gains (Losses)
Changes in Fair Value of Open Positions	$57	$(2)	$55
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	(48)	(16)	(64)

Total Change in Unrealized Fair Value	9	(18)	(9)
Realized Net Settlement of Transactions Subject to Mark-to-Market	48	16	64
Broker Fees and Other Related Expenses	—	(6)	(6)

Net Mark-to-Market Gains (Losses)	57	(8)	49
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	4,185	—	4,185

Total Operating Revenues	$4,242	$(8)	$4,234

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset-backed transactions and hedging activities, but excludes owned and contracted generation assets.

      The following table indicates Power’s energy trading assets and liabilities, as well as Power’s hedging activity related to asset-backed transactions and derivative instruments that qualify for hedge accounting under SFAS 133, its amendments and related guidance. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to set off and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets since balances with many counterparties are subject to offset and are shown net on the Condensed Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of September 30, 2005

	Normal Operations and Hedging	Trading	Total
	(Millions)
Mark-to-Market Energy Assets
Current Assets	$611	$218	$829
Noncurrent Assets	65	24	89

Total Mark-to-Market Energy Assets	$676	$242	$918

Mark-to-Market Energy Liabilities
Current Liabilities	$(611)	$(228)	$(839)
Noncurrent Liabilities	(479)	(29)	(508)

Total Mark-to-Market Energy Liabilities	$(1,090)	$(257)	$(1,347)

Total Mark-to-Market Energy Contract Net Liabilities	$(414)	$(15)	$(429)

      The following table presents the maturity of net fair value of MTM energy trading contracts.

Maturity of Net Fair Value of Mark-to-Market Energy Trading Contracts
As of September 30, 2005

	Maturities within
	2005	2006	2007	2008-2009	Total
	(Millions)
Trading	$(13)	$1	$(5)	$2	$(15)
Normal Operations and Hedging	82	(102)	(263)	(131)	(414)

Total Net Unrealized Losses on Mark-to-Market Contracts	$69	$(101)	$(268)	$(129)	$(429)

      Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power’s financial results.

      PSEG, Power and Energy Holdings

      The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss (OCL), a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights (FTRs) contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG’s policy is to manage interest rate risk through the use of fixed-rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses that are expected to be reclassified out of OCL and into earnings over the next 12 months.

Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
As of September 30, 2005

	Accumulated Other Comprehensive Loss	Portion Expected to be Reclassified in next 12 months
	(Millions)
Cash Flow Hedges Included in Accumulated Other Comprehensive Loss
Commodities	$(518)	$(263)
Interest Rates	(66)	(22)
Foreign Currency	—	—

Net Cash Flow Hedge Loss Included in Accumulated Other Comprehensive Loss	$(584)	$(285)

      Power

      Credit Risk

      The following table provides information on Power’s credit exposure, net of collateral, as of September 30, 2005. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company’s credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of September 30, 2005

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
		(Millions)			(Millions)

Investment Grade—External Rating	$526	$89	$505	1	$79
Non-Investment Grade—External Rating	109	55	65	—	—
Investment Grade—No External Rating	2	—	1	—	—
Non-Investment Grade—No External Rating	43	—	43	—	—

Total	$680	$144	$614	1	$79

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

ITEM 4. CONTROLS AND PROCEDURES

PSEG, PSE&G, Power and Energy Holdings

      Disclosure Controls and Procedures

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company by others within those entities. PSEG, PSE&G, Power and Energy Holdings have established a disclosure committee which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer of each respective company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of September 30, 2005 and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports.

      Internal Controls

      During the third quarter of 2005, PSEG, PSE&G, Power and Energy Holdings each made enhancements to internal controls. These enhancements, which will improve the design and operational effectiveness of control processes for financial reporting, included significant changes to internal controls including enhanced policies and procedures in the wholesale energy transacting processes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain information reported under Item 3 of Part I of the 2004 Annual Report on Form 10-K and under Item 1 of Part II of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 is updated below.

PSEG, PSE&G, Power and Energy Holdings

      In addition, see information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)	Page 26. (PSE&G) Investigation Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.
(2)	Page 27. (PSE&G) PSE&G's MGP Remediation Program instituted by NJDEP's Coal Gasification Facility Sites letter dated March 25, 1988.
(3)	Page 31. (Power) Filing of Complaint by Nuclear against the DOE on September 26, 2001 in the U.S. Court of Federal Claims, Docket No. 01-0551C seeking damages caused by DOE's failure to take possession of spent nuclear fuel. The complaint was amended to include PSE&G as a prior owner in interest.
(4)	Page 33. (PSE&G) Deferral Proceeding filed with the BPU on August 28, 2002, Docket No. EX02060363, and Deferral Audit beginning on October 2, 2002 at the BPU, Docket No. EA02060366.
(5)	Page 34. (Energy Holdings) DRF Porto Alegre RS claim for past due taxes at RGE. Case No. 2004-47.
(6)	Page 35. (Energy Holdings) Peru's Internal Revenue Agency's (SUNAT) claim for past due taxes at LDS, Resolution No. 0150150000030, dated July 10, 2003.
(7)	Page 35. (Energy Holdings) SUNAT's claim for past due taxes at Electroandes. Resolution No. 012-003-0007374.
(8)	Page 35. (Energy Holdings) Dhofar Power Company SAOC v. Ministry of Housing, Electricity and Water (Sultanate of Oman), ICC Reference EXP/233.
(9)	Page 36. (Energy Holdings) Utility Choice L.P. and Cirro Group, Inc. v. TXU Corp. d/b/a TXM Energy, et al. Civic Action No. 4:05-cv-00573.
(10)	Page 84. (Power) PJM Interconnection L.L.C. filing with the FERC on November 2, 2004, Docket No. EL03-236-003 to amend Tariff and Operating Agreement to request Reliability Must-Run (RMR) compensation.
(11)	Page 85. (PSEG, PSE&G and Power) PJM Reliability Pricing Model filed with FERC on August 31, 2005, Docket Nos. ER05-1410-000 and EL05-148-000.
(12)	Page 85 (PSEG, PSE&G and Power) PPL v. Exelon Corporation v. PPL Electric Utilities Corporation (PPL) et al., Settlement filed with FERC on September 14, 2005, Docket No. EL05-49-000.
(13)	Page 85 (PSEG, PSE&G and Power) Notice of Inquiry issued by FERC on September 16, 2005 to prevent undue discrimination and preference in the provisions of transmission service. Docket No. RM05-25-000.
(14)	Page 86 (PSEG and PSE&G) BPU proceeding on August 1, 2005 relating to ratepayer protections due to repeal of PUHCA under the Energy Policy Act of 2005. Docket No. AX05070641.
(15)	Page 86 (PSE&G) PSE&G Petition for increase of gas base rates filed with BPU on September 30, 2005. Docket No. GR05100845.

ITEM 5. OTHER INFORMATION

      Certain information reported under the 2004 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 are updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2004 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. References are to the related pages on the Form 10-K and Forms 10-Q as printed and distributed.

Federal Regulation

      PSEG

      ReliabilityFirst

      On September 27, 2005, PSEG submitted an application to join ReliabilityFirst, a reliability organization that is seeking to consolidate certain independent regional reliability councils that currently promote the reliability of the electric system throughout the Mid-Atlantic and Central United States. Pursuant to the Energy Policy Act of 2005, which became law on August 8, 2005, FERC now possesses the authority to empower such an organization to propose and enforce reliability standards, and issued a Notice of Proposed Rulemaking in this regard on September 15, 2005. When FERC designates ReliabilityFirst as such an Electric Reliability Organization, PSEG may be subject to additional regulation.

      Power

      Reliability Must-Run (RMR) Status in PJM

      2004 Form 10-K, Page 16, March 31, 2005 Form 10-Q, Page 70 and June 30, 2005 Form 10-Q, Page 81. Although applicable tariff provisions differ from region to region, RMR tariff provisions provide compensation to a generation owner when a unit proposed for retirement must continue operating for reliability purposes. On February 24, 2005, Power requested that the FERC approve such cost-of-service rate treatment for the Sewaren 1, 2, 3 and 4 and Hudson 1 units. If approved, the rates would provide approximately $23 million and $17 million of annual revenues for the Sewaren and Hudson units, respectively, plus reimbursements of Power's expenditures in connection with certain construction at the units that are necessary to maintain reliability, offset by certain revenues earned in PJM's energy market.

      On April 25, 2005, the FERC issued an order accepting the February 24, 2005 filing, subject to refund and hearing, effective February 24, 2005, but establishing settlement procedures and a hearing on certain issues. Effective February 24, 2005, subject to refund and hearing, Power began to collect a monthly fixed payment of $3.3 million, net of operating margins at the units. On August 9, 2005, the parties reached a settlement in principle of the issues that FERC set for hearing. A detailed settlement was filed with FERC on September 23, 2005, which will be subject to FERC review. The settlement permits Power to recover annual fixed costs of approximately $19 million and $14.5 million for the Sewaren and Hudson units, respectively, plus reimbursements of Power's expenditures in connection with certain construction at the units that are necessary to maintain reliability, offset by certain revenues earned in PJM's energy market.

      Market Power

      2004 Form 10-K, Page 17 and June 30, 2005 Form 10-Q, page 82. On July 5, 2005, FERC issued an order accepting the updated market power analysis that PSEG Lawrenceburg submitted on August 30, 2004, as supplemented on February 7, 2005 and February 15, 2005. FERC's acceptance allows the Lawrenceburg facility to continue to sell wholesale power at market-based rates. FERC's order requires Lawrenceburg to file a revised market power analysis within 30 days of the pending merger with Exelon and to treat Exelon as an affiliate for purposes of Exelon's market-based rate codes of conduct, which are on file with FERC to guard against cross-subsidization between business units. The order also requires Lawrenceburg to file an additional compliance filing within 30 days of the order to revise their codes of conduct to state that they cannot sell power to affiliates without first receiving FERC authorization to do so. Lawrenceburg made the required filing on August 2, 2005, and FERC accepted this filing on September 15, 2005.

      PSEG, PSE&G, and Power

      PJM Reliability Pricing Model (RPM)

      On August 31, 2005, PJM filed its RPM with FERC. The RPM constitutes a locational installed capacity market design for the PJM region, including a forward auction for installed capacity priced according to a downward-sloping demand curve and a transitional implementation of the market design. PJM requested that FERC issue an order on the proposal by January 1, 2006 in order to permit implementation of the RPM by June 1, 2006. Comments, interventions and protests of the filing were due to FERC by October 19, 2005. PSE&G and Power filed comments generally supporting the RPM and requesting limited modifications in specific areas. Numerous other parties filed comments and protests. PSEG, PSE&G and Power are unable to predict the outcome of this proceeding.

      Settlement of Exelon Corporation (Exelon) v. PPL Electric Utilities Corporation (PPL) et al.

      On September 14, 2005, Exelon and PPL filed with FERC an offer of settlement regarding a dispute that arose in 2004 regarding an error by PJM that incorrectly charged Exelon for transmission congestion charges that PJM should have attributed to PPL. The settlement requires PPL to pay Exelon $33 million and allocates the remaining $8 million to all PJM members. Comments, interventions and protests regarding the settlement were due to FERC by October 4, 2005. Several parties, including PSE&G and Power, protested the settlement, which is currently pending before FERC. PSEG, PSE&G and Power are unable to predict the outcome of this proceeding.

      FERC Order No. 888

      On September 16, 2005, FERC issued a Notice of Inquiry seeking comments on whether reforms are needed to the protections that FERC established in its Order No. 888 in order to prevent undue discrimination and preference in the provision of transmission service. If FERC ultimately adopts structural remedies such as further separating the ownership of generation and transmission, PSEG, PSE&G and Power's results of operations could be negatively affected.

      PJM Long-Term Transmission Rate Design

      June 30, 2005 Form 10-Q, Page 83. On May 31, 2005, FERC issued an order addressing the recovery of costs for transmission upgrades designated through PJM's Regional Transmission Expansion Plan (RTEP) process. Among other matters, FERC's order responded to a proposal to continue PJM's current zonal rate design. FERC concluded that the existing rate design may not be just and reasonable, and established a hearing to examine the justness and reasonableness of continuing PJM's modified zonal rate design. Under the schedule for this proceeding, which was adopted by the Presiding Administrative Law Judge following a prehearing conference on June 23, 2005, this hearing will commence in April 2006. The May 31, 2005 order also accepts the tariff sheets filed by certain PJM transmission owners to establish the general procedures for filing to recover the costs incurred under the RTEP process, subject to further compliance filings. In accordance with the schedule for this proceeding, certain entities filed proposals with FERC on September 30, 2005 for alternative rate designs for the PJM region. If FERC adopts one or a combination of these alternatives, PSEG, PSE&G, or Power's results of operations could be negatively affected. PSEG, PSE&G and Power are unable to predict the outcome of this proceeding.

State Regulation

      PSEG, PSE&G, Power and Energy Holdings

      Ratepayer Protection

      On August 1, 2005, the BPU initiated a new proceeding to consider whether ratepayer protections are necessary in light of the repeal of Public Utility Holding Company Act of 1935, as amended (PUHCA) under the Energy Policy Act of 2005, which became law on August 8, 2005. In its order, the BPU requested information from each New Jersey public utility regarding its financial and organizational structure, and the BPU indicated that it was in the process of preparing a formal rulemaking recommendation to address these issues. On October 7, 2005, the BPU initiated an informal stakeholder process in this proceeding and requested comments from New Jersey's public utilities regarding the BPU's access to utility records, limits on utility diversification, restrictions on the transfer of capital by utilities to their corporate parents or affiliates, affiliate transactions, and the prevention of cross-subsidization. If the BPU ultimately adopts additional ratepayer protections, PSEG's and PSE&G's results of operations could be negatively affected. PSEG, PSE&G, Power and Energy Holdings are not able to predict the outcome of this proceeding at this time.

      PSE&G

      Remediation Adjustment Clause (RAC) Filing

      2004 Form 10-K, Page 21 and March 31, 2005 Form 10-Q, Page 72. On April 25, 2005, PSE&G filed its RAC-12 filing with the BPU to recover approximately $18 million of remediation program expenditures for the period from August 1, 2003 through July 31, 2004. PSE&G believes that its expenditures for RAC-12 were reasonable and that its current rates should be continued to recover the RAC-12 costs. On October 6, 2005 PSE&G signed a settlement agreement with the Ratepayer Advocate and the BPU. The settlement agreement, which provides for PSE&G to recover substantially all of the $18 million requested, is now awaiting approval from the Administrative Law Judge (ALJ). A BPU order approving the settlement is expected shortly thereafter.

      Gas Base Rate Case

On September 30, 2005, PSE&G filed a petition with the BPU seeking an overall 3.78% increase in its gas base rates to cover the cost of gas delivery to be effective June 30, 2006.Approximately $55 million of the $132.8 million request is for an increase in book depreciation rates. The balance of the request will cover increased plant investment, higher operating expenses and provide an 11% return on equity. PSE&G's current gas base rates have been in effect since January 2002.

Environmental Matters

      Power

      Carbon Dioxide (CO2) Emissions

      2004 Form 10-K, Page 25. The environmental and regulatory staff members from the nine states in the Northeast that are participating in the Regional Greenhouse Gas Initiative (RGGI), including New Jersey, New York and Connecticut, issued a proposal in August 2005 that would cap CO2 emissions from electric generating units greater than 25 megawatts in the states participating in RGGI. The RGGI proposal also features a multi-state cap-and-trade program with market-based emissions trading. The proposal is currently being evaluated by each of the states' environmental and utility commissions for possible implementation. The Governor of New Jersey, referencing the state's participation in RGGI, executed new regulations in October 2005 that designate CO2 as an air contaminant potentially subject to regulation. The ultimate outcome of this initiative, and its impact on Power, if any, cannot be determined at this time.

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

Date: October 28, 2005

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

Date: October 28, 2005

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

Date: October 28, 2005

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

PSEG ENERGY HOLDINGS L.L.C. (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Controller (Principal Accounting Officer)

Date: October 28, 2005