Form 10-Q/A
period 2010-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC
filed 2010-08-23
CIK 788784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 15, 2010, Public Service Enterprise Group Incorporated had outstanding 505,962,783 shares of its sole class of Common Stock, without par value.

EXPLANATORY NOTE

This Amendment No. 1 to Public Service Enterprise Group Incorporated’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 is being filed solely to provide interactive data as Exhibit 101 in accordance with Rule 405 of Regulation S-T. This Amendment No. 1 does not alter or affect any other part or any other information originally set forth in the original filing on July 30, 2010 and does not reflect any subsequent events occurring after the original filing date of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

A listing of exhibits being filed with this document is as follows:

Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges(1)

Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)

Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934(1)

Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)

Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code(1)

Exhibit 101.INS:	XBRL Instance Document(2)

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema(2)

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase(2)

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase(2)

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase(2)

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document(2)

(1)	Filed with Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 001-09120, on July 30, 2010

(2)	XBRL information is furnished, not filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
(Registrant)

By:	/S/ DEREK M. DIRISIO

Derek M. DiRisio Vice President and Controller (Principal Accounting Officer)

Date: August 23, 2010

2