Form 10-Q
period 2013-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2013-10-31
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2013, Public Service Enterprise Group Incorporated had outstanding 505,861,262 shares of its sole class of Common Stock, without par value.
As of October 15, 2013, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this communication about us and our subsidiaries future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K and available on our website: http://www.pseg.com. These factors include, but are not limited to:

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

•
any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers, and any inability to obtain sufficient coverage or recover proceeds of insurance on such matters,

•	increases in competition in energy supply markets as well as competition for certain rate-based transmission projects,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	challenges associated with recruitment and/or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements, and

•	changes in technology, such as distributed generation and microgrids, and resultant changes in customer usage patterns, including energy efficiency and demand response.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$2,554	$2,402	$7,650	$7,375
OPERATING EXPENSES
Energy Costs	801	879	2,711	2,819
Operation and Maintenance	713	619	2,069	1,876
Depreciation and Amortization	313	286	886	797
Taxes Other Than Income Taxes	15	24	50	73
Total Operating Expenses	1,842	1,808	5,716	5,565
OPERATING INCOME	712	594	1,934	1,810
Income from Equity Method Investments	4	7	9	9
Other Income	59	121	172	216
Other Deductions	(12)	(26)	(54)	(61)
Other-Than-Temporary Impairments	(3)	(2)	(7)	(14)
Interest Expense	(100)	(106)	(303)	(310)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	660	588	1,751	1,650
Income Tax Expense	(270)	(241)	(708)	(599)
NET INCOME	$390	$347	$1,043	$1,051
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,858	505,914	505,900	505,942
DILUTED	507,694	507,111	507,433	507,037
EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.77	$0.69	$2.06	$2.08
NET INCOME	$0.77	$0.69	$2.06	$2.08
DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.77	$0.68	$2.06	$2.07
NET INCOME	$0.77	$0.68	$2.06	$2.07
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3600	$0.3550	$1.0800	$1.0650

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$390	$347	$1,043	$1,051
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(16), $5, $(27) and $(16) for the three and nine months ended 2013 and 2012, respectively	16	(10)	27	12
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1, $8, $4 and $14 for the three and nine months ended 2013 and 2012, respectively	(1)	(10)	(5)	(20)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(6), $(5), $(20) and $(16) for the three and nine months ended 2013 and 2012, respectively	9	8	28	23
Other Comprehensive Income (Loss), net of tax	24	(12)	50	15
COMPREHENSIVE INCOME	$414	$335	$1,093	$1,066

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$448	$379
Accounts Receivable, net of allowances of $57 and $56 in 2013 and 2012, respectively	1,069	1,069
Tax Receivable	225	227
Unbilled Revenues	211	314
Fuel	599	583
Materials and Supplies, net	450	422
Prepayments	210	283
Derivative Contracts	107	138
Deferred Income Taxes	31	49
Regulatory Assets	348	349
Other	43	56
Total Current Assets	3,741	3,869
PROPERTY, PLANT AND EQUIPMENT	29,206	27,402
Less: Accumulated Depreciation and Amortization	(8,127)	(7,666)
Net Property, Plant and Equipment	21,079	19,736
NONCURRENT ASSETS
Regulatory Assets	3,519	3,830
Regulatory Assets of Variable Interest Entities (VIEs)	532	713
Long-Term Investments	1,320	1,324
Nuclear Decommissioning Trust (NDT) Fund	1,635	1,540
Other Special Funds	181	191
Goodwill	16	16
Other Intangibles	52	34
Derivative Contracts	184	153
Restricted Cash of VIEs	23	23
Other	328	296
Total Noncurrent Assets	7,790	8,120
TOTAL ASSETS	$32,610	$31,725

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$775	$1,026
Securitization Debt of VIEs Due Within One Year	235	226
Commercial Paper and Loans	—	263
Accounts Payable	1,024	1,304
Derivative Contracts	36	46
Accrued Interest	114	91
Accrued Taxes	83	17
Deferred Income Taxes	48	72
Clean Energy Program	185	153
Obligation to Return Cash Collateral	118	122
Regulatory Liabilities	171	67
Other	446	390
Total Current Liabilities	3,235	3,777
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,807	6,542
Regulatory Liabilities	213	209
Regulatory Liabilities of VIEs	11	10
Asset Retirement Obligations	653	627
Other Postretirement Benefit (OPEB) Costs	1,274	1,285
Accrued Pension Costs	710	876
Environmental Costs	431	537
Derivative Contracts	163	122
Long-Term Accrued Taxes	183	164
Other	115	108
Total Noncurrent Liabilities	10,560	10,480
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,134	6,148
Securitization Debt of VIEs	326	496
Project Level, Non-Recourse Debt	16	43
Total Long-Term Debt	7,476	6,687
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2013 and 2012—533,556,660 shares	4,852	4,833
Treasury Stock, at cost, 2013— 27,695,398 shares; 2012— 27,664,188 shares	(615)	(607)
Retained Earnings	7,439	6,942
Accumulated Other Comprehensive Loss	(338)	(388)
Total Common Stockholders’ Equity	11,338	10,780
Noncontrolling Interest	1	1
Total Stockholders’ Equity	11,339	10,781
Total Capitalization	18,815	17,468
TOTAL LIABILITIES AND CAPITALIZATION	$32,610	$31,725

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,043	$1,051
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	886	797
Amortization of Nuclear Fuel	145	129
Provision for Deferred Income Taxes (Other than Leases) and ITC	242	221
Non-Cash Employee Benefit Plan Costs	182	203
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(7)	(81)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	3	116
Change in Accrued Storm Costs	(87)	5
Net Change in Other Regulatory Assets and Liabilities	134	(82)
Cost of Removal	(66)	(71)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(76)	(107)
Net Change in Tax Receivable	2	16
Net Change in Certain Current Assets and Liabilities	173	305
Employee Benefit Plan Funding and Related Payments	(210)	(193)
Other	71	2
Net Cash Provided By (Used In) Operating Activities	2,435	2,311
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,102)	(1,969)
Proceeds from Sale of Capital Leases and Investments	42	—
Proceeds from Sales of Available-for-Sale Securities	914	1,473
Investments in Available-for-Sale Securities	(922)	(1,497)
Other	(20)	(58)
Net Cash Provided By (Used In) Investing Activities	(2,088)	(2,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(263)	—
Issuance of Long-Term Debt	1,500	850
Redemption of Long-Term Debt	(750)	(439)
Redemption of Securitization Debt	(162)	(154)
Repayment of Non-Recourse Debt	—	(1)
Cash Dividends Paid on Common Stock	(546)	(538)
Other	(57)	(32)
Net Cash Provided By (Used In) Financing Activities	(278)	(314)
Net Increase (Decrease) in Cash and Cash Equivalents	69	(54)
Cash and Cash Equivalents at Beginning of Period	379	834
Cash and Cash Equivalents at End of Period	$448	$780
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$222	$109
Interest Paid, Net of Amounts Capitalized	$274	$280
Accrued Property, Plant and Equipment Expenditures	$258	$259

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$1,169	$1,038	$3,806	$3,584
OPERATING EXPENSES
Energy Costs	430	456	1,786	1,725
Operation and Maintenance	304	255	866	780
Depreciation and Amortization	66	60	195	175
Total Operating Expenses	800	771	2,847	2,680
OPERATING INCOME	369	267	959	904
Other Income	45	104	127	171
Other Deductions	(11)	(20)	(49)	(52)
Other-Than-Temporary Impairments	(3)	(2)	(7)	(14)
Interest Expense	(26)	(35)	(85)	(97)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	374	314	945	912
Income Tax Expense	(153)	(133)	(383)	(374)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$221	$181	$562	$538

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$221	$181	$562	$538
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(18), $6, $(29) and $(16) for the three and nine months ended 2013 and 2012, respectively	17	(11)	30	11
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $1, $8, $4 and $14 for the three and nine months ended 2013 and 2012, respectively	(1)	(11)	(6)	(21)
Pension/OPEB adjustment, net of tax (expense) benefit of $(6), $(4), $(17) and $(14) for the three and nine months ended 2013 and 2012, respectively	8	7	25	21
Other Comprehensive Income (Loss), net of tax	24	(15)	49	11
COMPREHENSIVE INCOME	$245	$166	$611	$549

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9	$7
Accounts Receivable	211	269
Accounts Receivable—Affiliated Companies, net	34	340
Short-Term Loan to Affiliate	417	574
Fuel	599	583
Materials and Supplies, net	329	307
Derivative Contracts	72	118
Prepayments	16	17
Deferred Income Taxes	3	—
Other	—	19
Total Current Assets	1,690	2,234
PROPERTY, PLANT AND EQUIPMENT	10,035	9,697
Less: Accumulated Depreciation and Amortization	(2,973)	(2,679)
Net Property, Plant and Equipment	7,062	7,018
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,635	1,540
Goodwill	16	16
Other Intangibles	52	34
Other Special Funds	38	36
Derivative Contracts	89	49
Other	139	105
Total Noncurrent Assets	1,969	1,780
TOTAL ASSETS	$10,721	$11,032

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$300
Accounts Payable	404	498
Derivative Contracts	36	46
Deferred Income Taxes	—	16
Accrued Interest	37	26
Other	109	81
Total Current Liabilities	586	967
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,732	1,575
Asset Retirement Obligations	385	369
Other Postretirement Benefit (OPEB) Costs	230	221
Derivative Contracts	23	15
Accrued Pension Costs	225	272
Long-Term Accrued Taxes	50	50
Other	90	84
Total Noncurrent Liabilities	2,735	2,586
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
LONG-TERM DEBT
Total Long-Term Debt	2,041	2,040
MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,596	4,725
Accumulated Other Comprehensive Loss	(279)	(328)
Total Member’s Equity	5,359	5,439
TOTAL LIABILITIES AND MEMBER’S EQUITY	$10,721	$11,032

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$562	$538
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	195	175
Amortization of Nuclear Fuel	145	129
Provision for Deferred Income Taxes and ITC	96	189
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	3	116
Non-Cash Employee Benefit Plan Costs	50	53
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(76)	(107)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(38)	(10)
Margin Deposit	17	(107)
Accounts Receivable	69	50
Accounts Payable	(63)	(31)
Accounts Receivable/Payable-Affiliated Companies, net	306	193
Accrued Interest Payable	11	17
Other Current Assets and Liabilities	20	2
Employee Benefit Plan Funding and Related Payments	(45)	(40)
Other	32	5
Net Cash Provided By (Used In) Operating Activities	1,284	1,172
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(419)	(493)
Proceeds from Sales of Available-for-Sale Securities	849	1,295
Investments in Available-for-Sale Securities	(864)	(1,315)
Short-Term Loan—Affiliated Company, net	157	17
Other	(13)	(10)
Net Cash Provided By (Used In) Investing Activities	(290)	(506)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(690)	(600)
Redemption of Long-Term Debt	(300)	(66)
Other	(2)	(7)
Net Cash Provided By (Used In) Financing Activities	(992)	(673)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(7)
Cash and Cash Equivalents at Beginning of Period	7	12
Cash and Cash Equivalents at End of Period	$9	$5
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$107	$130
Interest Paid, Net of Amounts Capitalized	$72	$73
Accrued Property, Plant and Equipment Expenditures	$58	$84

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$1,666	$1,683	$5,084	$5,029
OPERATING EXPENSES
Energy Costs	661	756	2,208	2,380
Operation and Maintenance	408	366	1,204	1,092
Depreciation and Amortization	236	216	658	594
Taxes Other Than Income Taxes	15	24	50	73
Total Operating Expenses	1,320	1,362	4,120	4,139
OPERATING INCOME	346	321	964	890
Other Income	13	16	41	39
Other Deductions	(1)	(6)	(3)	(8)
Interest Expense	(75)	(73)	(223)	(220)
INCOME BEFORE INCOME TAXES	283	258	779	701
Income Tax Expense	(115)	(103)	(311)	(248)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$168	$155	$468	$453

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$168	$155	$468	$453
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $(1), $1 and $0 for the three and nine months ended 2013 and 2012, respectively	—	1	(1)	—
COMPREHENSIVE INCOME	$168	$156	$467	$453

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$253	$116
Accounts Receivable, net of allowances of $57 and $56 in 2013 and 2012, respectively	839	783
Accounts Receivable-Affiliated Companies, net	94	—
Unbilled Revenues	211	314
Materials and Supplies	118	114
Prepayments	138	29
Regulatory Assets	348	349
Derivative Contracts	19	5
Deferred Income Taxes	31	49
Other	24	24
Total Current Assets	2,075	1,783
PROPERTY, PLANT AND EQUIPMENT	18,503	17,006
Less: Accumulated Depreciation and Amortization	(4,916)	(4,726)
Net Property, Plant and Equipment	13,587	12,280
NONCURRENT ASSETS
Regulatory Assets	3,519	3,830
Regulatory Assets of VIEs	532	713
Long-Term Investments	356	348
Other Special Funds	41	61
Derivative Contracts	69	62
Restricted Cash of VIEs	23	23
Other	128	123
Total Noncurrent Assets	4,668	5,160
TOTAL ASSETS	$20,330	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$775	$725
Securitization Debt of VIEs Due Within One Year	235	226
Commercial Paper and Loans	—	263
Accounts Payable	473	630
Accounts Payable—Affiliated Companies, net	—	73
Accrued Interest	77	65
Clean Energy Program	185	153
Deferred Income Taxes	55	60
Obligation to Return Cash Collateral	118	122
Regulatory Liabilities	171	67
Other	306	269
Total Current Liabilities	2,395	2,653
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,354	4,223
Other Postretirement Benefit (OPEB) Costs	989	1,011
Accrued Pension Costs	360	463
Regulatory Liabilities	213	209
Regulatory Liabilities of VIEs	11	10
Environmental Costs	380	486
Asset Retirement Obligations	260	250
Derivative Contracts	140	107
Long-Term Accrued Taxes	48	32
Other	46	38
Total Noncurrent Liabilities	6,801	6,829
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	5,066	4,070
Securitization Debt of VIEs	326	496
Total Long-Term Debt	5,392	4,566
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2013 and 2012—132,450,344 shares	892	892
Contributed Capital	520	420
Basis Adjustment	986	986
Retained Earnings	3,343	2,875
Accumulated Other Comprehensive Income	1	2
Total Stockholder’s Equity	5,742	5,175
Total Capitalization	11,134	9,741
TOTAL LIABILITIES AND CAPITALIZATION	$20,330	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$468	$453
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	658	594
Provision for Deferred Income Taxes and ITC	153	131
Non-Cash Employee Benefit Plan Costs	117	134
Cost of Removal	(66)	(71)
Change in Accrued Storm Costs	(87)	5
Net Change in Other Regulatory Assets and Liabilities	134	(82)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	48	97
Materials and Supplies	(4)	(11)
Prepayments	(109)	(28)
Net Change in Tax Receivable	—	16
Accounts Payable	3	(20)
Accounts Receivable/Payable-Affiliated Companies, net	(171)	(41)
Other Current Assets and Liabilities	29	22
Employee Benefit Plan Funding and Related Payments	(147)	(137)
Other	23	(21)
Net Cash Provided By (Used In) Operating Activities	1,049	1,041
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,628)	(1,369)
Proceeds from Sales of Available-for-Sale Securities	35	73
Investments in Available-for-Sale Securities	(16)	(73)
Solar Loan Investments	(11)	(56)
Restricted Funds	—	1
Net Cash Provided By (Used In) Investing Activities	(1,620)	(1,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(263)	—
Issuance of Long-Term Debt	1,500	850
Redemption of Long-Term Debt	(450)	(373)
Redemption of Securitization Debt	(162)	(154)
Contributed Capital	100	—
Other	(17)	(12)
Net Cash Provided By (Used In) Financing Activities	708	311
Net Increase (Decrease) In Cash and Cash Equivalents	137	(72)
Cash and Cash Equivalents at Beginning of Period	116	143
Cash and Cash Equivalents at End of Period	$253	$71
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$174	$(30)
Interest Paid, Net of Amounts Capitalized	$199	$205
Accrued Property, Plant and Equipment Expenditures	$200	$175

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

•
PSEG Energy Holdings L.L.C. (Energy Holdings)—which primarily has investments in leases and solar generation projects through its direct wholly owned subsidiaries. Certain Energy Holdings’ subsidiaries are subject to regulation by the FERC and the states in which they operate. A subsidiary of Energy Holdings has been awarded a contract to manage the transmission and distribution assets of the Long Island Power Authority (LIPA) starting in 2014.

•	PSEG Services Corporation (Services)—which provides management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.
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
Reclassification Adjustments out of Accumulated Other Comprehensive Income
This accounting standard requires entities to disclose the following information about reclassification adjustments related to Accumulated Other Comprehensive Income:

•	changes in Accumulated Other Comprehensive Income balances by component, and

•
significant amounts reclassified out of Accumulated Other Comprehensive Income by respective line items of net income (for amounts that are required by GAAP to be reclassified to net income in their entirety in the same reporting period).

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
PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of September 30, 2013 and December 31, 2012. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first nine months of 2013 or in 2012. PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II.

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

•
Weather Normalization Clause (WNC)—In April 2013, the BPU approved PSE&G's filing with respect to deficiency revenues from the 2011-2012 Winter Period. As a result, provisional rates were approved to recover $41 million from customers during the 2012-2013 Winter Period, with a carryover deficiency of $24 million to the 2013-2014 Winter Period. In July 2013, PSE&G filed a petition with the BPU seeking approval to recover $26 million in revenues from its customers during the 2013-2014 Winter Period inclusive of the $24 million carryover deficiency. In September 2013, the BPU approved PSE&G's petition for $26 million of deficiency revenues which will be recovered from customers during the 2013-2014 Winter Period (October 1 through May 31).

•
Universal Service Fund (USF) Lifeline—In June 2013, New Jersey’s electric and gas utilities, including PSE&G, filed requests to reset the statewide rates for the USF and Lifeline program. In September 2013, the BPU approved rates set to recover $274 million on a statewide basis. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on Net Income.

•
Transmission Filing—In October 2013, PSE&G filed its 2014 Annual Formula Rate Update with the FERC, which provides for approximately $176 million in increased annual transmission revenues effective January 1, 2014.

•
BGSS—In October 2013, PSE&G filed a self-implementing two-month BGSS bill credit with the BPU. This bill credit will be 35 cents per therm for the months of November and December 2013 and is designed to provide approximately $115 million to residential customers over the two months and reduce the BGSS deferred balance. The BGSS rate will revert back to the current rate on January 1, 2014.

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

Credit Risk Profile Based on Payment Activity
	As of	As of
Consumer Loans	September 30, 2013	December 31, 2012
	Millions
Commercial/Industrial	$183	$174
Residential	15	15
Total	$198	$189

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The table below shows Energy Holdings’ gross and net lease investment as of September 30, 2013 and December 31, 2012, respectively.

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Lease Receivables (net of Non-Recourse Debt)	$701	$721
Estimated Residual Value of Leased Assets	529	535
	1,230	1,256
Unearned and Deferred Income	(405)	(416)
Gross Investments in Leases	825	840
Deferred Tax Liabilities	(705)	(723)
Net Investments in Leases	$120	$117

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. "Not Rated" counterparties represent investments in lease receivables related to coal-fired assets and commercial real estate properties.

	Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating (Standard & Poor's (S&P))	As of	As of
As of September 30, 2013	September 30, 2013	December 31, 2012
	Millions
AA	$20	$21
AA-	56	73
BBB+ - BBB-	316	316
B	165	166
Not Rated	144	145
Total	$701	$721

The “B” rating and the "Not Rated" above include lease receivables related to coal-fired assets in Pennsylvania and Illinois, respectively. As of September 30, 2013, the gross investment in the leases of such assets, net of non-recourse debt, was $562 million ($23 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counter-parties’ S&P Credit Ratings	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	Not Rated	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Not Rated	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$110	100%	603	Coal	B	GenOn REMA, LLC

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
Indirect subsidiary companies of Energy Holdings lease three coal-fired generation facilities in Pennsylvania (Keystone, Conemaugh and Shawville) to GenOn REMA, LLC (GenOn REMA), a subsidiary of GenOn Energy Inc. (GenOn), which was acquired by NRG Energy, Inc. (NRG) in December 2012. With respect to addressing various environmental controls: Keystone has installed a flue gas desulfurization (FGD) system for sulfur dioxide (SO2), selective catalytic reduction (SCR) equipment for nitrogen oxide (NOX) and mercury control; Conemaugh has a FGD system, while SCR and mercury control equipment are scheduled to be installed and operational by the first quarter of 2015; and GenOn has disclosed its plan to place Shawville in a “long-term protective layup” by April 2015. GenOn has stated that it is evaluating whether to continue to pay the required rent and maintain the facility in accordance with the lease terms or terminate the lease for obsolescence in which case the lessee would be required, among other things, to pay the contractual termination value structured to recover Energy Holdings' indirect subsidiaries' lease investment as specified in the lease agreement.
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
Nesbitt Asset Recovery, LLC (Nesbitt), (an indirect, wholly owned subsidiary of Energy Holdings), owns approximately 64% of the lease interest in the Powerton and Joliet coal units in Illinois, with the balance held by Associates Capital Investments, L.L.P. (Associates) (an affiliate of Citigroup, and, together with Nesbitt, the "Equity Investors"). These facilities are leased to Midwest Generation (MWG), an indirect subsidiary of Edison Mission Energy (EME).
MWG has substantially completed investments in mercury removal (Activated Carbon Injection) and NOX emission controls (low NOX burners and Selective Non-Catalytic Reduction systems). On April 4, 2013, MWG obtained approval from the Illinois Pollution Control Board to defer capital investments for up to two additional years to meet upcoming air emission compliance deadlines under Illinois law. Also, on July 8, 2013, the U.S. Court of Appeals affirmed the judgment of the lower court dismissing claims brought by the U.S. Environmental Protection Agency (EPA) and the State of Illinois against EME and MWG for alleged violations of the Clean Air Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 17, 2012, EME and MWG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Immediately prior to that filing, EME, MWG and the Equity Investors, as well as certain affiliated owner lessors, entered into a forbearance agreement with holders of a majority of the lease debt that financed the original sale-leaseback transaction. The forbearance agreement, which was approved by the Bankruptcy Court, expired on April 5, 2013. In June 2013, the parties reached an agreement, which was approved by the Bankruptcy Court, to again extend the deadline for MWG to assume or reject the leases until September 30, 2013, and in September 2013, extended it to December 31, 2013. As part of this agreement, (i) MWG will make partial lease payments of $4 million each month during the extension period starting in July 2013, (ii) MWG will continue to make certain environmental capital expenditures at the units, and (iii) the parties reserve their rights, claims, and defenses with respect to whether the leases are secured financings, rent amounts due under the leases, and the classification of claims under the leases, among other things.
On October 18, 2013, NRG, EME, MWG, the Equity Investors and other creditor parties involved in the bankruptcy executed a new agreement, which was approved by the Bankruptcy Court on October 24, 2013. The new agreement contains the terms and conditions under which NRG would acquire substantially all of EME’s assets, including the Powerton and Joliet leased assets. As part of the proposed transaction, (i) the leases for the Powerton and Joliet coal units would be assumed on their existing terms, (ii) all past due rent under the leases would be paid in full, (iii) NRG would assume EME’s tax indemnity and guarantee obligations, and (iv) NRG would invest up to $350 million in the Powerton and Joliet coal units so they could be operated in compliance with all environmental regulations. The proposed transaction also requires approval by the FERC and other regulatory bodies, and there can be no assurances that the above transaction will be consummated. The terms of the aforementioned forbearance agreement will remain in effect beyond December 31, 2013 until such time as the NRG acquisition is consummated or terminated.

Note 7. Available-for-Sale Securities
Nuclear Decommissioning Trust (NDT) Fund
Power maintains an external master nuclear decommissioning trust to fund its share of decommissioning for its five nuclear facilities upon termination of operation. The trust contains a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. The trust funds are managed by third party investment advisers who operate under investment guidelines developed by Power.
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

	As of September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$615	$234	$(6)	$843
Debt Securities
Government Obligations	411	5	(6)	410
Other Debt Securities	313	11	(4)	320
Total Debt Securities	724	16	(10)	730
Other Securities	62	—	—	62
Total NDT Available-for-Sale Securities	$1,401	$250	$(16)	$1,635

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$648	$147	$(6)	$789
Debt Securities
Government Obligations	274	11	—	285
Other Debt Securities	320	22	—	342
Total Debt Securities	594	33	—	627
Other Securities	124	—	—	124
Total NDT Available-for-Sale Securities	$1,366	$180	$(6)	$1,540

These amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Accounts Receivable	$43	$18
Accounts Payable	$47	$53

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2013				As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$78	$(6)	$—	$—	$139	$(6)	$—	$—
Debt Securities
Government Obligations (B)	158	(6)	—	—	34	—	1	—
Other Debt Securities (C)	131	(4)	—	—	31	—	6	—
Total Debt Securities	289	(10)	—	—	65	—	7	—
Other Securities	—	—	—	—	—	—	—	—
NDT Available-for-Sale Securities	$367	$(16)	$—	$—	$204	$(6)	$7	$—

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2013.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency asset-backed securities were caused by interest rate changes. Since these investments are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2013.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2013.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	Millions
Proceeds from NDT Fund Sales	$220	$617	$837	$1,252
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	35	94	95	136
Gross Realized Losses	(9)	(19)	(34)	(41)
Net Realized Gains (Losses) on NDT Fund	$26	$75	$61	$95

Gross realized gains and gross realized losses disclosed in the above table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $115 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of September 30, 2013.

The NDT available-for-sale debt securities held as of September 30, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$57
1 - 5 years	167
6 - 10 years	186
11 - 15 years	44
16 - 20 years	19
Over 20 years	257
Total NDT Available-for-Sale Debt Securities	$730

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2013, other-than-temporary impairments of $7 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”
PSEG classifies investments in the Rabbi Trust as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$14	$7	$—	$21
Debt Securities
Government Obligations	110	—	(2)	108
Other Debt Securities	45	—	(1)	44
Total Debt Securities	155	—	(3)	152
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$171	$7	$(3)	$175

Securities in the Rabbi Trust in a gross unrealized loss position have been in such position for less than twelve months.

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$13	$5	$—	$18
Debt Securities
Government Obligations	114	3	—	117
Other Debt Securities	45	2	—	47
Total Debt Securities	159	5	—	164
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$175	$10	$—	$185

These amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Accounts Receivable	$3	$4
Accounts Payable	$3	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The proceeds from the sales of and the net realized gains on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	Millions
Proceeds from Rabbi Trust Sales	$13	$6	$77	$221
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$—	$4	$6
Gross Realized Losses	—	—	(3)	—
Net Realized Gains (Losses) on Rabbi Trust	$—	$—	$1	$6

Gross realized gains and gross realized losses disclosed in the above table were recognized in Other Income and Other Deductions, respectively, in the Condensed Consolidated Statements of Operations. Net unrealized gains of $2 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of September 30, 2013. The Rabbi Trust available-for-sale debt securities held as of September 30, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	59
6 - 10 years	29
11 - 15 years	7
16 - 20 years	4
Over 20 years	53
Total Rabbi Trust Available-for-Sale Debt Securities	$152

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of assets in the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Power	$38	$36
PSE&G	41	61
Other	96	88
Total Rabbi Trust Available-for-Sale Securities	$175	$185

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
Pension and OPEB costs for PSEG are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$29	$26	$6	$5	$87	$76	$16	$13
Interest Cost	54	56	15	17	161	167	47	49
Expected Return on Plan Assets	(87)	(76)	(6)	(4)	(261)	(229)	(16)	(13)
Amortization of Net
Transition Obligation	—	—	—	1	—	—	—	2
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)	(14)	(14)	(11)	(11)
Actuarial Loss	47	41	11	7	141	125	32	23
Net Periodic Benefit Cost	$38	$42	$22	$22	$114	$125	$68	$63
Special Termination Benefits	—	1	—	—	—	1	—	—
Effect of Regulatory Asset	—	—	—	4	—	—	—	14
Total Benefit Costs, Including Effect of Regulatory Asset	$38	$43	$22	$26	$114	$126	$68	$77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	Millions
Power	$11	$14	$6	$5	$33	$39	$17	$14
PSE&G	23	24	16	21	68	73	49	61
Other	4	5	—	—	13	14	2	2
Total Benefit Costs	$38	$43	$22	$26	$114	$126	$68	$77

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The face value of Power's outstanding guarantees, current exposure and margin positions as of September 30, 2013 and December 31, 2012 are shown below:

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Face Value of Outstanding Guarantees	$1,551	$1,508
Exposure under Current Guarantees	$201	$226
Letters of Credit Margin Posted	$121	$124
Letters of Credit Margin Received	$29	$69
Cash Deposited and Received
Counterparty Cash Margin Deposited	$12	$15
Counterparty Cash Margin Received	$—	$(4)
Net Broker Balance Deposited (Received)	$8	$26
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that Could be Required	$588	$654
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,537	$3,531
Additional Amounts Posted
Other Letters of Credit	$42	$45

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
The SEC and the Commodity Futures Trading Commission (CFTC) continue efforts to implement new rules to effect stricter regulation over swaps and derivatives, including imposing reporting and record-keeping requirements. In August 2013, PSEG began reporting its swap transactions to a CFTC-approved swap data repository. We continue to monitor developments in this area, as the CFTC considers additional requirements such as a new position limits rule for energy commodity swaps.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G obtained releases and indemnities for liabilities arising out of the former Essex generating station and Power assumed any environmental liabilities.
The EPA notified the potentially responsible parties (PRPs) that the cost of its Remedial Investigation and Feasibility Study (RI/FS) is now estimated at approximately $117 million. Seventy-three PRPs, including Power and PSE&G, agreed to assume responsibility for the RI/FS and formed the Cooperating Parties Group (CPG) to divide the associated costs according to a mutually agreed upon formula. The CPG group, currently seventy members, is presently executing the RI/FS. Approximately five percent of the RI/FS costs were attributable to PSE&G's former MGP sites and approximately one percent to Power's generating stations on an interim basis under the CPG's group agreement. Power has provided notice to insurers concerning this potential claim.
In 2007, the EPA released a draft “Focused Feasibility Study” (FFS) that proposed various options to address the contamination cleanup of the lower eight miles of the Passaic River. The EPA estimated costs for the proposed remedy range from $1.3 billion to $3.7 billion. The work contemplated by the FFS is not subject to the cost sharing agreement discussed above. The EPA's revised proposed FFS may be released for public comment before the end of 2013.
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
The EPA has advised that the levels of contaminants at Passaic River mile 10.9 will require removal in advance of the completion of the RI/FS. The CPG members, with the exception of Tierra/Maxus, which are no longer members, have agreed to and are funding the removal, currently estimated at approximately $30 million. PSEG's share of that effort is approximately three percent.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $476 million and $552 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $476 million as of September 30, 2013. Of this amount, $107 million was recorded in Other Current Liabilities and $369 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $476 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.
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
Power believes that it will not be necessary to install any additional material controls at its New Jersey facilities. Additional controls may be necessary at Power’s Bridgeport Harbor coal-fired unit at an immaterial cost. In December 2011, to comply with the MACT regulations, a decision was reached to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal-fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the first quarter of 2015. Power's share of this investment is estimated to be up to $147 million.

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
On October 1, 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court of New Jersey seeking to compel the NJDEP to take action on Power's pending application for permit renewal at Salem either by denying the application or issuing a draft for public comment. Power is unable to predict the outcome of this proceeding.

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
Power
During the nine months ended September 30, 2013, Power made $243 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $176 million for nuclear fuel, primarily related to various projects at its fossil and nuclear generation stations.
PSE&G
During the nine months ended September 30, 2013, PSE&G made $1,648 million of capital expenditures, including $1,628 million of investment in plant, primarily for reliability of transmission and distribution systems and $20 million in solar loan investments. This does not include expenditures for cost of removal, net of salvage, of $66 million, which is included in operating cash flows.
Energy Holdings
Included in Other for 2013 in the preceding table is a solar project currently under construction in Arizona for which Energy Holdings had issued an outstanding guarantee of $10 million as of September 30, 2013.
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
As of September 30, 2013, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power’s Share of Commitments through 2017
Millions
Nuclear Fuel
Uranium	$470
Enrichment	$386
Fabrication	$146
Natural Gas	$880
Coal	$446

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regulatory Proceedings
New Jersey Clean Energy Program
In June 2013, the BPU established the funding level for fiscal 2014 applicable to its Renewable Energy and Energy Efficiency programs. The fiscal year 2014 aggregate funding for all EDCs is $345 million with PSE&G's share of the funding at $200 million. PSE&G has a remaining current liability of $185 million as of September 30, 2013 for its outstanding share of the fiscal 2014 and remaining fiscal 2013 funding. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).
Long-Term Capacity Agreement Pilot Program (LCAPP)
In 2011, New Jersey enacted the LCAPP Act that resulted in the selection of three generators to build a total of approximately 2,000 MW of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, was directed to execute a standard offer capacity agreement (SOCA) with the selected generators, but did so under protest preserving their legal rights. The SOCA provides for the EDCs to guarantee specified annual capacity payments to the generators subject to the terms and conditions of the agreement. In July 2013, the SOCA contract with New Jersey Power Development LLC, a subsidiary of NRG Energy, Inc., was terminated early as a result of a default by the generator. SOCA contracts are for a 15-year term, which are scheduled to commence for one of the generators in the 2015/2016 delivery year and for the other generator in the 2016/2017 delivery year. These contracts are for the aggregate notional amount of approximately 1,300 MWs of installed capacity. Based upon the expected percentage of state load that PSE&G will be serving during the term of these contracts, the contracts provide that PSE&G would be responsible for the positive difference of the contract price and the annual RPM clearing price for approximately 52% or 676 MW of this amount provided that these generators satisfy their obligations under the SOCA, including the requirement that the specific generation units set forth in the contract achieve commercial operation.
The current estimated fair value of the SOCAs is recorded as a Derivative Asset or Liability with an offsetting Regulatory Asset or Liability on PSE&G’s Condensed Consolidated Balance Sheets. See Note 12. Fair Value Measurements for additional information.
PSE&G has taken several steps to challenge these subsidies, including joining several parties in challenging the LCAPP Act on constitutional grounds in federal court. On October 11, 2013, the U.S. District Court issued a decision finding that the LCAPP Act violated the Supremacy Clause of the U.S. Constitution and declaring the LCAPP Act null and void. On October 25, 2013, a final judgment was issued implementing the federal court's decision in this proceeding and also finding the SOCA contracts void, invalid and unenforceable and denying the request of the defendants to stay the decision pending appeal. The defendants may appeal the decision and may seek a stay from the U.S. Third Circuit Court of Appeals. Additionally, PSE&G joined an appeal in New Jersey state court challenging the BPU’s implementation of the LCAPP Act. The New Jersey State Appellate Court dismissed that appeal, without prejudice, based on the fact that the federal court had found the LCAPP Act unconstitutional and void.
Superstorm Sandy
In late October 2012, Superstorm Sandy caused damage to PSE&G's transmission and distribution system throughout its service territory as well as to some of Power's generation infrastructure in the northern part of New Jersey. Strong winds and the resulting storm surge caused damage to switching stations, substations and generating infrastructure. Power's estimate of the total costs required to restore its damaged facilities to their pre-Superstorm Sandy condition is approximately $364 million.
Power incurred an additional $17 million and $67 million of storm-related expense for the three months and nine months ended September 30, 2013, respectively, primarily for repairs at certain generating stations in Power's fossil fleet. Power had incurred $85 million of costs in 2012. These costs were recognized in Operation and Maintenance Expense, offset by $25 million and $19 million of insurance recoveries in the second quarter of 2013 and the fourth quarter of 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leveraged Lease Investments
In January 2012, PSEG entered into a specific matter closing agreement with the IRS settling all matters related to cross border lease transactions. This agreement settled the leasing dispute with finality for all tax periods in which PSEG realized tax deductions from these transactions. In January 2012, PSEG also signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. In March 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These agreements concluded the audits for these years for PSEG and the leasing issue for all tax years. For PSEG, the impact of these agreements was an increase in financial statement Income Tax Expense of approximately $175 million in the first quarter of 2012. In prior periods, PSEG had established financial statement tax liabilities for uncertain tax positions in the amount of $246 million with respect to these tax years. Accordingly, the settlement resulted in a net $71 million decrease in the first quarter of 2012 in the Income Tax Expense of PSEG.
Cash Impact
For tax years 1997 through 2003, the tax and interest PSEG owes the IRS as a result of this settlement will be reduced by the $320 million PSEG has on deposit with the IRS for this matter. PSEG paid a net deficiency for these years of approximately $4 million during the second quarter of 2012. Based upon the closing agreement and the Form 870-AD for tax years 2004 through 2006, PSEG owes the IRS approximately $620 million in tax and interest. Based on the settlement of the leasing dispute, for tax years 2007 through 2010, the IRS owes PSEG approximately $676 million. PSEG has filed amended returns for tax years 2007-2010 reflecting the impact of the settlement. These returns have been audited by the IRS and accepted as filed. As required by statute, the IRS presented the refund claim to the Joint Committee on Taxation for approval. In October 2012, PSEG was notified that the Joint Committee took no exception to the refund claim. In April 2013, PSEG received confirmation from the IRS which shows that overpayments from the 2008 through 2010 tax years have been applied to satisfy the liabilities due with respect to tax years 2004 through 2007. Accordingly, no further cash payments will be required with respect to the contested leasing transactions. In addition to the above, PSEG claimed a tax deduction for the accrued deficiency interest associated with this settlement in 2012, which gives rise to a cash tax savings of approximately $100 million.

Note 10. Changes in Capitalization
The following capital transactions occurred in the nine months ended September 30, 2013:
Power

•	paid cash dividends of $690 million to PSEG, and

•	paid $300 million of 2.50% Senior Notes at maturity.
PSE&G

•	issued $350 million of 2.30% Secured Medium-Term Notes, Series I due September 2018,

•	issued $250 million of 3.75% Secured Medium-Term Notes, Series I due March 2024,

•	paid $300 million of 5.375% Secured Medium-Term Notes at maturity,

•	issued $500 million of 2.375% Secured Medium-Term Notes, Series I due May 2023,

•	paid $150 million of 5.00% Secured Medium-Term Notes at maturity,

•	issued $400 million of 3.80% Secured Medium-Term Notes, Series H due January 2043,

•	received a $100 million capital contribution from PSEG,

•	paid $156 million of Transition Funding's securitization debt, and

•	paid $6 million of Transition Funding II's securitization debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of September 30, 2013 and December 31, 2012, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity were as follows:

	As of	As of
	September 30, 2013	December 31, 2012
	Millions
Fair Value of Cash Flow Hedges	$1	$3
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$3	$9

The expiration date of the longest-dated cash flow hedge at Power is in 2014. Power’s remaining $3 million of after-tax unrealized gains on these derivatives is expected to be reclassified to earnings during the next 12 months. There was no ineffectiveness associated with qualifying hedges as of September 30, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of September 30, 2013, PSEG had seven interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of September 30, 2013 and December 31, 2012, the fair value of all the underlying hedges was $42 million and $57 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(1) million and $(2) million as of September 30, 2013 and December 31, 2012, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2013
	Power (A)				PSE&G(A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$1	$228	$(157)	$72	$19	$16	$107
Noncurrent Assets	—	164	(75)	89	69	26	184
Total Mark-to-Market Derivative Assets	$1	$392	$(232)	$161	$88	$42	$291
Derivative Contracts
Current Liabilities	$—	$(193)	$157	$(36)	$—	$—	$(36)
Noncurrent Liabilities	—	(96)	73	(23)	(140)	—	(163)
Total Mark-to-Market Derivative (Liabilities)	$—	$(289)	$230	$(59)	$(140)	$—	$(199)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$1	$103	$(2)	$102	$(52)	$42	$92

	As of December 31, 2012
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$3	$332	$(217)	$118	$5	$15	$138
Noncurrent Assets	—	75	(26)	49	62	42	153
Total Mark-to-Market Derivative Assets	$3	$407	$(243)	$167	$67	$57	$291
Derivative Contracts
Current Liabilities	$—	$(265)	$219	$(46)	$—	$—	$(46)
Noncurrent Liabilities	—	(41)	26	(15)	(107)	—	(122)
Total Mark-to-Market Derivative (Liabilities)	$—	$(306)	$245	$(61)	$(107)	$—	$(168)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$3	$101	$2	$106	$(40)	$57	$123

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2013 and December 31, 2012. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the right of offset exists, has been offset in the statement of financial position. As of September 30, 2013 and December 31, 2012, net cash collateral (received) paid of $(2) million and $2 million, respectively, were netted against the corresponding net derivative contract positions. Of the $(2) million as of September 30, 2013, $(1) million of cash collateral was netted against current assets, $(2) million was netted against noncurrent assets and $1 million was netted against current liabilities. Of the $2 million as of December 31, 2012, cash collateral of $(3) million and $5 million were netted against current assets and current liabilities, respectively.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $75 million and $98 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, Power had the contractual right of offset of $42 million and $61 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $33 million and $37 million as of September 30, 2013 and December 31, 2012, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $588 million and $654 million as of September 30, 2013 and December 31, 2012, respectively, discussed in Note 9. Commitments and Contingent Liabilities.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2013	2012		2013	2012		2013	2012
	Millions
PSEG
Energy-Related Contracts	$1	$(3)	Operating Revenues	$3	$15	Operating Revenues	$(1)	$(1)
Total PSEG	$1	$(3)		$3	$15		$(1)	$(1)
Power
Energy-Related Contracts	$1	$(3)	Operating Revenues	$3	$15	Operating Revenues	$(1)	$(1)
Total Power	$1	$(3)		$3	$15		$(1)	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCI of derivative instruments designated as cash flow hedges for the nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2013	2012		2013	2012		2013	2012
	Millions
PSEG (A)
Energy-Related Contracts	$1	$27	Operating Revenues	$11	$67	Operating Revenues	$(1)	$(1)
Energy-Related Contracts	—	(4)	Energy Costs	—	(9)		—	—
Interest Rate Swaps	—	—	Interest Expense	(1)	(1)		—	—
Total PSEG	$1	$23		$10	$57		$(1)	$(1)
Power
Energy-Related Contracts	$1	$27	Operating Revenues	$11	$67	Operating Revenues	$(1)	$(1)
Energy-Related Contracts	—	(4)	Energy Costs	—	(9)		—	—
Total Power	$1	$23		$11	$58		$(1)	$(1)

(A) Includes amounts for PSEG parent.
The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2012	$12	$7
Less: Gain Reclassified into Income	(7)	(4)
Balance as of June 30, 2013	$5	$3
Gain Recognized in AOCI	$1	1
Less: Gain Reclassified into Income	(3)	(2)
Balance as of September 30, 2013	$3	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months and nine months ended September 30, 2013 and 2012:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$14	$(90)	$(32)	$145
Energy-Related Contracts	Energy Costs	10	6	63	(17)
Total PSEG and Power		$24	$(84)	$31	$128

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $4 million and $6 million for the three month periods and $14 million and $17 million for the nine month periods ended September 30, 2013 and 2012, respectively.
The following reflects the gross volume, on an absolute value basis, of derivatives as of September 30, 2013 and December 31, 2012:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of September 30, 2013
Natural Gas	Dth	537	—	377	160
Electricity	MWh	247	—	247	—
Capacity	MW days	4	—	—	4
FTRs	MWh	22	—	22	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2012
Natural Gas	Dth	596	—	404	192
Electricity	MWh	208	—	208	—
Capacity	MW days	4	—	—	4
FTRs	MWh	19	—	19	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
Coal	Tons	1	—	1	—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

exposures associated with a single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s and PSEG’s financial condition, results of operations or net cash flows.
As of September 30, 2013, 95% of the credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of September 30, 2013. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$180	$17	$180	1	$90	(A)
Non-Investment Grade—External Rating	2	—	2	—	—
Investment Grade—No External Rating	7	—	7	—	—
Non-Investment Grade—No External Rating	8	—	8	—	—
Total	$197	$17	$197	1	$90

(A)	Represents net exposure with PSE&G.
The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of September 30, 2013, Power had 142 active counterparties.

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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2013, these consist primarily of electric swaps whose basis is deemed significant to the fair value measurement, long-term electric load contracts, gas supply contracts and long-term capacity contracts.
The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2013
Description	Total	Cash Collateral Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$249	$(3)	$—	$156	$96
Interest Rate Swaps (B)	$42	$—	$—	$42	$—
NDT Fund (C)
Equity Securities	$843	$—	$842	$1	$—
Debt Securities—Govt Obligations	$410	$—	$—	$410	$—
Debt Securities—Other	$320	$—	$—	$320	$—
Other Securities	$62	$—	$—	$62	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$21	$—	$21	$—	$—
Debt Securities—Govt Obligations	$108	$—	$—	$108	$—
Debt Securities—Other	$44	$—	$—	$44	$—
Other Securities	$2	$—	$—	$2	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(199)	$1	$—	$(58)	$(142)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$161	$(3)	$—	$156	$8
NDT Fund (C)
Equity Securities	$843	$—	$842	$1	$—
Debt Securities—Govt Obligations	$410	$—	$—	$410	$—
Debt Securities—Other	$320	$—	$—	$320	$—
Other Securities	$62	$—	$—	$62	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(59)	$1	$—	$(58)	$(2)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$88	$—	$—	$—	$88
Rabbi Trust (C)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(140)	$—	$—	$—	$(140)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2012
Description	Total	Cash Collateral Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
For Power, in general, electric swaps are measured at fair value based on at least two pricing inputs, the underlying price of electricity at a liquid reference point and the basis difference between electricity prices at the liquid reference point and electricity prices at the respective delivery locations. To the extent the basis component is based on a single broker quote and is significant to the fair value of the electric swap, it is categorized as Level 3. The fair value of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. For Power and PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. For PSE&G, long-term electric capacity contracts are measured at fair value using both observable capacity auction prices and unobservable future long-term capacity prices. The measurement of these contracts include adjustments for contingencies, such as the potential outcome of litigation specifically related to the contract and the risk related to the construction of the specified capacity facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accordingly, the fair value measurements are classified as Level 3. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2013 and December 31, 2012.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2013		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$7	$—	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	—	(2)	Discounted Cash Flow	Historic Load Variability	-5% to +10%
Other	Various (A)	1	—
Total Power		$8	$(2)
PSE&G
Gas and Capacity	Forward Contracts (B)	$88	$(140)	Discounted Cash Flow	Long-Term Capacity Prices and Transportation Costs	(B)
Total PSE&G		$88	$(140)
TOTAL PSEG		$96	$(142)

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2012		Valuation Technique(s)	Significant Unobservable Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$7	$(1)	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	1	(2)	Discounted Cash Flow	Historic Load Variability	-5% to +10%
Other	Various (A)	5	(1)
Total Power		$13	$(4)
PSE&G
Gas and Capacity	Forward Contracts (C)	$67	$(107)	Discounted Cash Flow	Long-Term Gas Basis and Capacity Prices	(C)
Total PSE&G		$67	$(107)
TOTAL PSEG		$80	$(111)

(A)	Includes gas supply positions which are immaterial as of September 30, 2013 and December 31, 2012. Also includes long-term electric capacity positions which are immaterial as of December 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
Unobservable inputs for the long-term electric capacity contracts include forecasted capacity prices in the range of $100 to $400/MW day. Unobservable inputs for gas supply contracts include the weighted average cost of transporting gas in the range of $0.70 to $1 per dekatherm.

(C)
Includes long-term electric capacity and long-term gas supply positions with various unobservable inputs. Unobservable inputs for the long-term electric capacity contracts include forecasted capacity prices in the range of $100 to $400/MW day. Significant unobservable inputs for the gas supply contracts include long-term basis prices in the range of $0 to $4/MMBTU of natural gas.

Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power is a seller, an increase in either the power basis or the load variability or the longer-term gas basis amounts would decrease the fair value. For long-term electric capacity contracts where PSE&G is a buyer, an increase in the capacity price would increase the fair value. For gas supply contracts where PSE&G is a seller, an increase in gas transportation cost would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2013 and 2012, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2013

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2013	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(35)	$1	$(11)	$—	$(1)	$—	$(46)
Power
Net Derivative Assets (Liabilities)	$6	$1	$—	$—	$(1)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$(41)	$—	$(11)	$—	$—	$—	$(52)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Nine Months Ended September 30, 2013

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2013	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(31)	$(16)	$(12)	$—	$9	$4	$(46)
Power
Net Derivative Assets (Liabilities)	$9	$(16)	$—	$—	$9	$4	$6
PSE&G
Net Derivative Assets (Liabilities)	$(40)	$—	$(12)	$—	$—	$—	$(52)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2012

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2012	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2012
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(36)	$(1)	$25	$—	$(9)	$—	$(21)
Non-Recourse Debt	$—	$—	$—	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$22	$(1)	$—	$—	$(9)	$—	$12
PSE&G
Net Derivative Assets (Liabilities)	$(58)	$—	$25	$—	$—	$—	$(33)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Nine Months Ended September 30, 2012

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2012	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2012
	Millions
PSEG
Net Derivative Assets (Liabilities)	$21	$40	$(30)	$—	$(52)	$—	$(21)
Non-Recourse Debt	$(50)	$50	$—	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$24	$40	$—	$—	$(52)	$—	$12
PSE&G
Net Derivative Assets (Liabilities)	$(3)	$—	$(30)	$—	$—	$—	$(33)

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $1 million and $(1) million in Operating Income in 2013 and 2012, respectively. The $1 million in Operating Income in 2013 is unrealized. Of the $(1) million in Operating Income in 2012, $(10) million is unrealized. Energy Holdings' release from its obligation under the non-recourse debt is included in PSEG's Operating Income for 2012 and is offset by the write-off of the related assets.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)
Represents $(1) million and $(9) million in settlements for the three months ended September 30, 2013 and 2012. Includes $9 million and $(52) million in settlements for the nine months ended September 30, 2013 and 2012, respectively.

(D)
During the nine months ended September 30, 2013, $4 million of net derivatives assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. The transfer was recognized as of the beginning of the first quarter (i.e. the quarter in which the transfer occurred), as per PSEG's policy. There were no transfers among levels during the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2012.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(16) million and $40 million in Operating Income in 2013 and 2012, respectively. Of the $(16) million in Operating Income in 2013, $(7) million is unrealized. Of the $40 million in Operating Income in 2012, $(12) million is unrealized. Energy Holdings' release from its obligation under the non-recourse debt is included in PSEG's Operating Income for 2012 and is offset by the write-off of the related assets.

As of September 30, 2013, PSEG carried $1.9 billion of net assets that are measured at fair value on a recurring basis, of which $46 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2012, PSEG carried $1.8 billion of net assets that are measured at fair value on a recurring basis, of which $21 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$27	$42	$38	$57
Power -Recourse Debt (B)	2,041	2,355	2,340	2,818
PSE&G (B)	5,841	6,058	4,795	5,606
Transition Funding (PSE&G) (B)	534	578	690	765
Transition Funding II (PSE&G) (B)	27	28	32	34
Energy Holdings:
Project Level, Non-Recourse Debt (C)	16	16	44	44
Total Long-Term Debt	$8,486	$9,077	$7,939	$9,324

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$45	$—	$—	$45
Allowance of Funds Used During Construction	—	5	—	5
Solar Loan Interest	—	7	—	7
Other	—	1	1	2
Total Other Income	$45	$13	$1	$59
Three Months Ended September 30, 2012
NDT Fund Gains, Interest, Dividend and Other Income	$103	$—	$—	$103
Allowance of Funds Used During Construction	—	6	—	6
Solar Loan Interest	—	5	—	5
Other	1	5	1	7
Total Other Income	$104	$16	$1	$121
Nine Months Ended September 30, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$125	$—	$—	$125
Allowance of Funds Used During Construction	—	17	—	17
Solar Loan Interest	—	18	—	18
Other	2	6	4	12
Total Other Income	$127	$41	$4	$172
Nine Months Ended September 30, 2012
NDT Fund Gains, Interest, Dividend and Other Income	$167	$—	$—	$167
Allowance of Funds Used During Construction	—	17	—	17
Solar Loan Interest	—	13	—	13
Other	4	9	6	19
Total Other Income	$171	$39	$6	$216

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Deductions	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2013
NDT Fund Realized Losses and Expenses	$11	$—	$—	$11
Other	—	1	—	1
Total Other Deductions	$11	$1	$—	$12
Three Months Ended September 30, 2012
NDT Fund Realized Losses and Expenses	$20	$—	$—	$20
Other	—	6	—	6
Total Other Deductions	$20	$6	$—	$26
Nine Months Ended September 30, 2013
NDT Fund Realized Losses and Expenses	$40	$—	$—	$40
Other	9	3	2	14
Total Other Deductions	$49	$3	$2	$54
Nine Months Ended September 30, 2012
NDT Fund Realized Losses and Expenses	$45	$—	$—	$45
Other	7	8	1	16
Total Other Deductions	$52	$8	$1	$61

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Note 14. Income Taxes
PSEG’s, Power’s and PSE&G’s effective tax rates for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
PSEG	41.0%	41.0%	40.5%	36.3%
Power	41.0%	42.4%	40.6%	41.0%
PSE&G	40.6%	39.9%	40.0%	35.4%

For the three months ended September 30, 2013, as compared to the same period in the prior year, the decrease in Power's effective tax rate was due primarily to higher NDT income in 2012.
For the nine months ended September 30, 2013, PSEG's and PSE&G's effective tax rates were higher than last year's effective tax rates due primarily to a settlement in 2012 with the IRS in regard to leveraged leases and the federal tax audit for tax years 1997 through 2006.
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. Implementation of these final regulations in September 2013 had no material impact on PSEG’s and its subsidiaries’ results of operations, financial condition or cash flows.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 was eligible for 50% bonus depreciation for tax purposes. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 that further extends the 50% bonus depreciation for qualified property placed into service before January 1, 2014. These provisions have generated cash for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period.
In June 2009, September 2008 and December 2007, PSEG made tax deposits with the IRS in the amounts of $140 million, $80 million and $100 million, respectively, to defray potential interest costs associated with disputed tax assessments associated with certain lease investments. On January 31, 2012, PSEG signed a specific matter closing agreement with the IRS regarding this matter. Based on this agreement, these deposits were applied against tax and interest due pursuant to the closing agreement. Further, on the same date, PSEG signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. In March 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These agreements concluded the audits for these years for PSEG and the leasing issue for all tax years. The financial statement impacts of these agreements, net of existing financial statement reserves, was a net decrease in tax expense in the first quarter of 2012 of $71 million for PSEG, including $30 million and $1 million for PSE&G and Power, respectively.

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Other Comprehensive Income (Loss)
PSEG	Three Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of June 30, 2013	$3	$(466)	$101	$(362)
Other Comprehensive Income before Reclassifications	1	—	27	28
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	9	(11)	(4)
Net Current Period Other Comprehensive Income (Loss)	(1)	9	16	24
Balance as of September 30, 2013	$2	$(457)	$117	$(338)

	Other Comprehensive Income (Loss)
Power	Three Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of June 30, 2013	$4	$(405)	$98	$(303)
Other Comprehensive Income before Reclassifications	1	—	28	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	8	(11)	(5)
Net Current Period Other Comprehensive Income (Loss)	(1)	8	17	24
Balance as of September 30, 2013	$3	$(397)	$115	$(279)

	Other Comprehensive Income (Loss)
PSEG	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$7	$(485)	$90	$(388)
Other Comprehensive Income before Reclassifications	1	—	53	54
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(6)	28	(26)	(4)
Net Current Period Other Comprehensive Income (Loss)	(5)	28	27	50
Balance as of September 30, 2013	$2	$(457)	$117	$(338)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Other Comprehensive Income (Loss)
Power	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$9	$(422)	$85	$(328)
Other Comprehensive Income before Reclassifications	1	—	56	57
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(7)	25	(26)	(8)
Net Current Period Other Comprehensive Income (Loss)	(6)	25	30	49
Balance as of September 30, 2013	$3	$(397)	$115	$(279)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
PSEG		Three Months Ended			Nine Months Ended
		September 30, 2013			September 30, 2013
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy Related Contracts	Operating Revenues	$3	$(1)	$2	$11	$(4)	$7
Interest Rate Swaps	Interest Expense	—	—	—	(1)	—	$(1)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Operation and Maintenance Expense	3	(1)	2	8	(3)	5
Amortization of Actuarial Loss	Operation and Maintenance Expense	(18)	7	(11)	(56)	23	(33)
Available-for-Sale Securities
Realized Gains	Other Income	35	(18)	17	99	(51)	48
Realized Losses	Other Deductions	(9)	4	(5)	(37)	18	(19)
Other-Than-Temporary Impairments	Other-Than-Temporary Impairments	(3)	2	(1)	(7)	4	(3)
Total		$11	$(7)	$4	$17	$(13)	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
Power		Three Months Ended			Nine Months Ended
		September 30, 2013			September 30, 2013

Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy Related Contracts	Operating Revenues	$3	$(1)	$2	$11	$(4)	$7
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Operation and Maintenance Expense	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	Operation and Maintenance Expense	(17)	7	(10)	(49)	20	(29)
Available-for-Sale Securities
Realized Gains	Other Income	35	(18)	17	95	(49)	46
Realized Losses	Other Deductions	(9)	4	(5)	(34)	17	(17)
Other-Than-Temporary Impairments	Other-Than-Temporary Impairments	(3)	2	(1)	(7)	4	(3)
Total		$12	$(7)	$5	$23	$(15)	$8

	Balance as of December 31, 2011	Other Comprehensive Income (Loss) Nine Months Ended September 30, 2012			Balance as of September 30, 2012
		Power	PSE&G	Other
	Millions
Derivative Contracts	$31	$(21)	$—	$1	$11
Pension and OPEB Plans	(438)	21	—	2	(415)
Available-for-Sale Securities	70	11	—	1	82
Accumulated Other Comprehensive Income (Loss)	$(337)	$11	$—	$4	$(322)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Net Income	$390	$390	$347	$347	$1,043	$1,043	$1,051	$1,051
EPS Denominator (Thousands)
Weighted Average Common Shares Outstanding	505,858	505,858	505,914	505,914	505,900	505,900	505,942	505,942
Effect of Stock Based Compensation Awards	—	1,836	—	1,197	—	1,533	—	1,095
Total Shares	505,858	507,694	505,914	507,111	505,900	507,433	505,942	507,037

EPS
Net Income	$0.77	$0.77	$0.69	$0.68	$2.06	$2.06	$2.08	$2.07

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2013	2012	2013	2012
Per Share	$0.3600	$0.3550	$1.0800	$1.0650
in Millions	$182	$180	$546	$538

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Financial Information by Business Segments

	Power	PSE&G	Energy Holdings	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2013
Total Operating Revenues	$1,169	$1,666	$8	$(289)	$2,554
Income (Loss) From Continuing Operations	221	168	(3)	4	390
Net Income (Loss)	221	168	(3)	4	390
Segment Earnings (Loss)	221	168	(3)	4	390
Gross Additions to Long-Lived Assets	197	480	13	6	696
Three Months Ended September 30, 2012
Total Operating Revenues	$1,038	$1,683	$15	$(334)	$2,402
Income (Loss) From Continuing Operations	181	155	7	4	347
Net Income (Loss)	181	155	7	4	347
Segment Earnings (Loss)	181	155	7	4	347
Gross Additions to Long-Lived Assets	149	499	30	11	689
Nine Months Ended September 30, 2013
Total Operating Revenues	$3,806	$5,084	$42	$(1,282)	$7,650
Income (Loss) From Continuing Operations	562	468	1	12	1,043
Net Income (Loss)	562	468	1	12	1,043
Segment Earnings (Loss)	562	468	1	12	1,043
Gross Additions to Long-Lived Assets	419	1,628	40	15	2,102
Nine Months Ended September 30, 2012
Total Operating Revenues	$3,584	$5,029	$49	$(1,287)	$7,375
Income (Loss) From Continuing Operations	538	453	49	11	1,051
Net Income (Loss)	538	453	49	11	1,051
Segment Earnings (Loss)	538	453	49	11	1,051
Gross Additions to Long-Lived Assets	493	1,369	85	22	1,969
As of September 30, 2013
Total Assets	$10,721	$20,330	$1,448	$111	$32,610
Investments in Equity Method Subsidiaries	$40	$—	$100	$—	$140
As of December 31, 2012
Total Assets	$11,032	$19,223	$1,454	$16	$31,725
Investments in Equity Method Subsidiaries	$40	$—	$94	$—	$134

(A)
Other activities include amounts applicable to PSEG (as parent company), Services and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are priced in accordance with applicable regulations, including affiliate pricing rules, or in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 18. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, the majority of which are eliminated during the PSEG consolidation process in accordance with GAAP.
Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2013	2012	2013	2012
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS (A)	$48	$67	$654	$630
Billings to PSE&G through BGS (A)	236	258	621	639
Total Revenue from Affiliates	$284	$325	$1,275	$1,269
Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(43)	$(38)	$(131)	$(110)
Total Expense Billings from Affiliates	$(43)	$(38)	$(131)	$(110)

	As of	As of
Related-Party Transactions	September 30, 2013	December 31, 2012
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$87	$238
Receivables from PSE&G Related to Gas Supply Hedges for BGSS (A)	28	27
Receivable from (Payable to) Services (B)	(26)	(31)
Tax Receivable from (Payable to) PSEG (C)	(54)	111
Receivable from (Payable to) PSEG	(1)	(5)
Accounts Receivable (Payable)—Affiliated Companies, net	$34	$340
Short-Term Loan to Affiliate (Demand Note to PSEG) (D)	$417	$574
Working Capital Advances to Services (E)	$17	$17
Long-Term Accrued Taxes Receivable (Payable) (C)	$(50)	$(50)

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2013	2012	2013	2012
	Millions
Expense Billings from Affiliates:
Billings from Power through BGSS (A)	$(48)	$(67)	$(654)	$(630)
Billings from Power through BGS (A)	(236)	(258)	(621)	(639)
Administrative Billings from Services (B)	(61)	(58)	(184)	(165)
Total Expense Billings from Affiliates	$(345)	$(383)	$(1,459)	$(1,434)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2013	December 31, 2012
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(87)	$(238)
Payable to Power Related to Gas Supply Hedges for BGSS (A)	(28)	(27)
Payable to Power for SREC Liability (F)	—	(7)
Receivable from (Payable to) Services (B)	(58)	(65)
Tax Receivable from (Payable to) PSEG (C)	263	256
Receivable from (Payable to) PSEG	3	6
Receivable from Energy Holdings	1	2
Accounts Receivable (Payable)—Affiliated Companies, net	$94	$(73)
Working Capital Advances to Services (E)	$33	$33
Long-Term Accrued Taxes Receivable (Payable) (C)	$(48)	$(32)

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

(F)
Pursuant to a 2008 BPU Order, certain BGS suppliers, including Power, would be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) or per Solar Alternative Compliance Payment (SACP) during the period June 1, 2008 through May 31, 2010 and such excess cost would be passed onto ratepayers. In accordance with a Stipulation of Settlement approved by the BPU in a December 2012 Order describing the mechanism for BGS suppliers to recover these costs, PSE&G, as a New Jersey EDC, estimated and accrued a total liability for the excess SREC cost expected to be recovered from ratepayers of $17 million, including approximately $7 million for Power’s share which was included in PSE&G’s Accounts Receivable (Payable)-Affiliated Companies, as of December 31, 2012. Under current accounting guidance, Power was unable to record the related intercompany receivable on its Condensed Consolidated Balance Sheet until the BPU issued an Order approving such payments. As a result, PSE&G’s liability to Power was not eliminated in consolidation and was included in Other Current Liabilities on PSEG’s Condensed Consolidated Balance Sheet as of December 31, 2012. In May 2013, the BPU issued an Order approving the BGS payments for these SRECs. This Order was not appealed and went into effect in July 2013. As a result, Power recorded its $9 million then outstanding receivable from PSE&G. In August 2013, PSE&G reimbursed Power and its other BGS suppliers for the excess SREC costs.

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

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended September 30, 2013
Operating Revenues	$—	$1,511	$66	$(408)	$1,169
Operating Expenses	2	1,145	62	(409)	800
Operating Income (Loss)	(2)	366	4	1	369
Equity Earnings (Losses) of Subsidiaries	226	(1)	—	(225)	—
Other Income	8	47	—	(10)	45
Other Deductions	1	(11)	—	(1)	(11)
Other-Than-Temporary Impairments	—	(3)	—	—	(3)
Interest Expense	(19)	(13)	(4)	10	(26)
Income Tax Benefit (Expense)	7	(160)	—	—	(153)
Net Income (Loss)	$221	$225	$—	$(225)	$221
Comprehensive Income (Loss)	$245	$242	$—	$(242)	$245
Three Months Ended September 30, 2012
Operating Revenues	$—	$1,358	$36	$(356)	$1,038
Operating Expenses	(1)	1,095	32	(355)	771
Operating Income (Loss)	1	263	4	(1)	267
Equity Earnings (Losses) of Subsidiaries	191	—	—	(191)	—
Other Income	11	106	—	(13)	104
Other Deductions	—	(20)	—	—	(20)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(29)	(15)	(5)	14	(35)
Income Tax Benefit (Expense)	7	(142)	1	1	(133)
Net Income (Loss)	$181	$190	$—	$(190)	$181
Comprehensive Income (Loss)	$166	$168	$—	$(168)	$166

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Nine Months Ended September 30, 2013
Operating Revenues	$—	$4,849	$133	$(1,176)	$3,806
Operating Expenses	6	3,894	123	(1,176)	2,847
Operating Income (Loss)	(6)	955	10	—	959
Equity Earnings (Losses) of Subsidiaries	588	(3)	—	(585)	—
Other Income	27	130	—	(30)	127
Other Deductions	(9)	(40)	—	—	(49)
Other-Than-Temporary Impairments	—	(7)	—	—	(7)
Interest Expense	(72)	(29)	(14)	30	(85)
Income Tax Benefit (Expense)	34	(419)	2	—	(383)
Net Income (Loss)	$562	$587	$(2)	$(585)	$562
Comprehensive Income (Loss)	$611	$612	$(2)	$(610)	$611
Nine Months Ended September 30, 2013
Net Cash Provided By (Used In) Operating Activities	$425	$1,360	$5	$(506)	$1,284
Net Cash Provided By (Used In) Investing Activities	$569	$(869)	$(1)	$11	$(290)
Net Cash Provided By (Used In) Financing Activities	$(990)	$(492)	$(4)	$494	$(992)
Nine Months Ended September 30, 2012
Operating Revenues	$—	$4,560	$93	$(1,069)	$3,584
Operating Expenses	(1)	3,663	87	(1,069)	2,680
Operating Income (Loss)	1	897	6	—	904
Equity Earnings (Losses) of Subsidiaries	567	(4)	—	(563)	—
Other Income	35	176	—	(40)	171
Other Deductions	(7)	(45)	—	—	(52)
Other-Than-Temporary Impairments	—	(14)	—	—	(14)
Interest Expense	(89)	(35)	(13)	40	(97)
Income Tax Benefit (Expense)	31	(409)	3	1	(374)
Net Income (Loss)	$538	$566	$(4)	$(562)	$538
Comprehensive Income (Loss)	$549	$556	$(4)	$(552)	$549
Nine Months Ended September 30, 2012
Net Cash Provided By (Used In) Operating Activities	$409	$1,259	$(3)	$(493)	$1,172
Net Cash Provided By (Used In) Investing Activities	$257	$(897)	$(24)	$158	$(506)
Net Cash Provided By (Used In) Financing Activities	$(666)	$(368)	$26	$335	$(673)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of September 30, 2013
Current Assets	$4,065	$8,609	$957	$(11,941)	$1,690
Property, Plant and Equipment, net	81	6,059	922	—	7,062
Investment in Subsidiaries	4,331	730	—	(5,061)	—
Noncurrent Assets	197	1,842	56	(126)	1,969
Total Assets	$8,674	$17,240	$1,935	$(17,128)	$10,721
Current Liabilities	$752	$10,778	$997	$(11,941)	$586
Noncurrent Liabilities	522	2,130	208	(125)	2,735
Long-Term Debt	2,041	—	—	—	2,041
Member’s Equity	5,359	4,332	730	(5,062)	5,359
Total Liabilities and Member’s Equity	$8,674	$17,240	$1,935	$(17,128)	$10,721
As of December 31, 2012
Current Assets	$3,922	$8,084	$940	$(10,712)	$2,234
Property, Plant and Equipment, net	80	5,988	950	—	7,018
Investment in Subsidiaries	4,317	733	—	(5,050)	—
Noncurrent Assets	201	1,660	60	(141)	1,780
Total Assets	$8,520	$16,465	$1,950	$(15,903)	$11,032
Current Liabilities	$482	$10,187	$1,010	$(10,712)	$967
Noncurrent Liabilities	559	1,960	207	(140)	2,586
Long-Term Debt	2,040	—	—	—	2,040
Member’s Equity	5,439	4,318	733	(5,051)	5,439
Total Liabilities and Member’s Equity	$8,520	$16,465	$1,950	$(15,903)	$11,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
This combined MD&A is separately filed by PSEG, Power and PSE&G. Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations whatsoever as to any other company.
PSEG’s business consists of three reportable segments, which are:

•
Power, our wholesale energy supply company that integrates its generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management activities primarily in the Northeast and Mid-Atlantic United States,

•
PSE&G, our public utility company which provides electric transmission services and distribution of electric energy and natural gas in New Jersey; implements demand response and energy efficiency programs and invests in solar generation, and

•
Energy Holdings, which principally owns energy-related leveraged leases and solar generation projects. A subsidiary of Energy Holdings has been awarded a contract to manage the transmission and distribution assets of LIPA beginning on January 1, 2014.

Our business discussion in Part I, Item 1. Business of our 2012 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I Item 1A of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2012 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2013 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes, the 2012 Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and March 31, 2013.

OVERVIEW OF 2013 AND FUTURE OUTLOOK
Our business plan is designed to maintain earnings stability while achieving growth in recognition of market, regulatory and economic trends. We continue to focus on operational excellence to provide the foundation for our financial strength, which enables us to invest in a disciplined way.
Financial Results
The results for PSEG, PSE&G, Power and Energy Holdings for the three months and nine months ended September 30, 2013 and 2012 are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2013	2012	2013	2012
	Millions
Power	$221	$181	$562	$538
PSE&G	168	155	468	453
Energy Holdings	(3)	7	1	49
Other (A)	4	4	12	11
PSEG Net Income	$390	$347	$1,043	$1,051

Earnings Per Share (Diluted)
PSEG Net Income	$0.77	$0.68	$2.06	$2.07

(A)	Other primarily includes parent company interest and financing activity and certain administrative and general expenses.

Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the chart below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	Millions, after tax
NDT Fund Income (Expense) (A)	$12	$40	$29	$49
Non-Trading MTM Gains (Losses)	$3	$(76)	$(22)	$(34)

(A)
NDT Fund Income (Expense) includes the net realized gains, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions. This also includes impairments on certain NDT securities which are included in Other-Than-Temporary Impairments and the interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO), which is recorded in Operation and Maintenance Expense and the depreciation related to the ARO asset.

Our $43 million increase in Net Income for the three months ended September 30, 2013 includes the MTM and NDT activity above and was also impacted by:

•	higher revenues due to increased investments in transmission projects, and

•	higher capacity revenues, and

•
higher Operation and Maintenance Costs due primarily to planned maintenance costs at our gas-fired Bethlehem Energy Center (BEC) in New York and costs related to damage caused by Superstorm Sandy at our fossil plants, partly offset by cost control measures.

Our $8 million decrease in Net Income for the nine months ended September 30, 2013 was driven primarily by:

•	lower volumes of electricity sold under our basic generation service (BGS) contracts at lower average prices,

•	lower volumes of wholesale load contracts in the PJM and NE regions,

•	higher generation costs due to higher fuel costs,

•	higher Operation and Maintenance Costs in 2013, including costs related to damage caused by Superstorm Sandy, partially offset by cost control measures,

•	higher Income Tax Expense at PSE&G and Energy Holdings due to the absence of tax benefits related to the settlement of the 1997-2006 Internal Revenue Service (IRS) audits in 2012, and

•	net realized gains in September 2012 resulting from restructuring our NDT Fund.
These decreases were largely offset by

•	higher capacity pricing in the PJM region resulting from higher auction prices as well as higher generation sold primarily in the PJM region,

•	higher average gas prices on sales to third party customers, and

•	higher revenues due to increased investments in transmission projects,
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
Power’s results also benefited from access to low cost natural gas from the Marcellus region through its existing transportation and storage contracts. Power manages these contracts primarily for the benefit of PSE&G’s customers through the basic gas supply service (BGSS) arrangement. During times of low customer demand for gas, Power can use the remaining transportation that is available to supply the Marcellus gas to its generating units in New Jersey.

At our regulated utility, we continued to invest capital in transmission and distribution infrastructure projects, aimed at maintaining the reliability of our service to our customers. PSE&G’s results for 2013 reflect the favorable impacts from these investments. We filed our 2014 Annual Formula Rate Update with the FERC in October of this year, which would provide for approximately $176 million in increased annual transmission revenues effective January 1, 2014. Over the past few years, these types of investments have altered the business mix of PSEG’s overall results of operations to reflect a higher percentage contribution by PSE&G.
Regulatory, Legislative and Other Developments
In developing and implementing our strategy of operational excellence, financial strength and disciplined investment, we monitor significant regulatory and legislative developments. Competitive wholesale power market design is of particular importance to our results and we continue to advocate for policies and rules that promote competitive electricity markets. This includes opposing efforts by states to subsidize generation and supporting rule changes which we believe are necessary to avoid artificial price suppression and other distortions in the energy and capacity markets. For a more detailed discussion of the status of these efforts, refer to Part II. Item 5. Other Information—Federal Regulation—Capacity Market Issues—LCAPP.
We continue to advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA). In particular, the EPA's 316(b) rule on cooling water intake could adversely impact future nuclear and fossil operations and costs. Clean Air Act (CAA) regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology (MACT) rules are also of significance; however, we believe our generation business remains well-positioned for such regulations if and when they are implemented. These matters are discussed in Part II. Item 5. Other Information—Environmental Matters—Climate Change—CO2 Regulation under the CAA.
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
In the fourth quarter of 2012, we were severely impacted by Superstorm Sandy, which resulted in the highest level of customer outages in our history. We sustained significant damage to some of our generation, transmission and distribution facilities. The New Jersey Board of Public Utilities (BPU) issued an order allowing us to defer actually incurred prudent, incremental storm restoration costs not otherwise recoverable through base rates or insurance. In February 2013, the BPU initiated a generic proceeding to evaluate the prudency of extraordinary storm-related costs incurred by all of the regulated utilities as a result of the natural disasters experienced in New Jersey in 2011 and 2012. In June 2013, we made a compliance filing with the BPU providing the details of our storm restoration costs for Superstorm Sandy as well as other major storms and seeking to demonstrate that we responded to these extreme weather events in a timely, diligent and thorough manner and that the costs incurred were prudent. We requested that the BPU issue an Order approving the compliance filing and specifically finding that the storm costs incurred were reasonable and prudent, and should be recovered from ratepayers.
Power also incurred significant storm-related expenses, primarily for repairs at certain of its coal and gas-fired generating stations in the first nine months of 2013 (See Note 9. Commitments and Contingent Liabilities). We are seeking recovery from our insurers for the property damage, above our self-insured retentions; however, no assurances can be given relative to the timing or amount of any such recovery. In June 2013, we filed suit against the insurance carriers seeking legal interpretation of certain terms in the insurance policies regarding losses resulting from damage caused by Superstorm Sandy's storm surge. For a more detailed discussion concerning this proceeding, refer to Part II. Item 1. Legal Proceedings—Superstorm Sandy.
On February 20, 2013, we filed a petition with the BPU describing our Energy Strong program, consisting of $3.9 billion of proposed improvements we recommend making to our gas and electric distribution systems over a ten-year period to harden and improve resiliency. In the petition, we sought approval for $2.6 billion of the $3.9 billion of investments over an initial five year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. We cannot predict the outcome of this pending proceeding, including whether the program will be approved or the terms under which it would be approved. We anticipate seeking BPU approval to complete our investment under the program at a later date. In addition, we anticipate investing an additional $1.5 billion in our transmission system for the same reason. As proposed, we believe that the rate impacts of the Energy Strong program will be significantly muted as a result of scheduled reductions to customer bills that will be taking place over the next few years and assuming continued low gas prices. See Part II Item 5. Other Information—State Regulation—Energy Strong Program for additional details.
We continue to take all necessary steps in connection with the expected January 1, 2014 commencement of our management of the Long Island Power Authority (LIPA) transmission and distribution (T&D) system. Legislation enacted in New York in July 2013 authorized an expanded role for us in the management of LIPA's T&D system. A revised contract with LIPA was approved by the LIPA Board in October 2013, but implementation of the new contract remains subject to a number of factors, including LIPA’s receipt of a Private Letter Ruling from the IRS on the continued tax-exempt status of certain LIPA debt securities and LIPA’s approval of the proposed 2014 and 2015 operating and capital pass-through budgets. See Part II. Item 5. Other Information—Business Operations and Strategy—Energy Holdings—Products and Services for additional details.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented in the first nine months of the year as we remain diligent in managing costs. In the first nine months of 2013, our

•	outstanding performance allowed us to increase generation to meet loads, and

•	construction of transmission and solar projects proceeded on schedule and within budget.
Financial Strength
Our financial position remained strong during the first nine months of 2013 as we:

•	had cash on hand of $448 million as of September 30, 2013,

•
extended the expiration date of approximately half of our credit facilities, and maintained substantial liquidity and solid investment grade credit ratings, as evidenced by the recent credit rating upgrades by Standard & Poor's (S&P) of PSEG, Power and PSE&G as disclosed below in Liquidity and Capital Resources—Credit Ratings,

•	completed pension and other postretirement benefit funding for 2013,

•	issued bonds at PSE&G to refinance its maturing debt at historically low rates and fund its capital program,

•	repaid Power's maturing debt with cash on hand, and

•	increased our indicated annual dividend to $1.44.
We expect to be able to fund our proposed Energy Strong program with internally generated cash and external debt financing.
Disciplined Investment
We seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first nine months of 2013 we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our existing BPU-approved utility programs,

•	obtained approval from the BPU to increase our spending up to $247 million and $199 million under our Solar 4 All Extension and Solar Loan III investment programs, respectively, and

•	continued construction of a 19 MW solar project in Arizona.
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

•
execute our capital investment program, including investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•
advocate for measures to ensure the implementation by PJM and the FERC of market design rules that continue to protect competition and achieve appropriate Reliability Pricing Model (RPM) and BGS pricing, and

•	engage multiple stakeholders, including regulators, government officials, customers and investors.
For the remainder of 2013 and beyond, the key issues and challenges we expect our business to confront include

•	regulatory and political uncertainty, particularly with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation,

•	uncertainty in the national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer demand,

•	the continuing potential for sustained lower natural gas and electricity prices, both at market hubs and at locations where we operate,

•
the aftermath of Hurricane Irene and Superstorm Sandy, including addressing the BPU's review of performance and communications, as well as cost recovery and opportunities for investment in system strengthening, including our proposed Energy Strong program,

•	financially-stressed power plant leveraged lease investments,

•	delays and other obstacles that might arise in connection with the construction of our transmission and distribution projects, including in connection with permitting and regulatory approvals, and

•	the successful transition to our management of the LIPA T&D system.

RESULTS OF OPERATIONS
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

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,554	$2,402	$152	6	$7,650	$7,375	$275	4
Energy Costs	801	879	(78)	(9)	2,711	2,819	(108)	(4)
Operation and Maintenance	713	619	94	15	2,069	1,876	193	10
Depreciation and Amortization	313	286	27	9	886	797	89	11
Taxes Other than Income Taxes	15	24	(9)	(38)	50	73	(23)	(32)
Income from Equity Method Investments	4	7	(3)	(43)	9	9	—	N/A
Other Income and (Deductions)	47	95	(48)	(51)	118	155	(37)	(24)
Other-Than-Temporary Impairments	3	2	1	50	7	14	(7)	(50)
Interest Expense	100	106	(6)	(6)	303	310	(7)	(2)
Income Tax Expense	270	241	29	12	708	599	109	18

Power

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
	September 30,			September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	Millions
Net Income	$221	$181	$40	$562	$538	$24

For the three months ended September 30, 2013, the primary reasons for the $40 million increase in Net Income were:

•	significant MTM losses in 2012 resulting from an increase in prices on forward positions, and

•	higher capacity revenues in 2013.

These increases were partially offset by

•	higher Operation and Maintenance Costs, due primarily to planned maintenance costs at our BEC plant and costs related to damage caused by Superstorm Sandy at our fossil plants, and

•	$59 million of net realized gains in September 2012 resulting from restructuring our NDT Fund.

For the nine months ended September 30, 2013, the primary reasons for the $24 million increase in Net Income were:

•	higher capacity pricing in the PJM region resulting from higher auction prices as well as higher generation sold primarily in the PJM region, and

•	higher average gas prices on sales to third party customers.
These increases were largely offset by

•	lower volumes of electricity sold under our BGS contracts at lower average prices,

•	lower volumes of wholesale load contracts in the PJM and NE regions,

•	higher generation costs due to higher fuel costs,

•	higher Operation and Maintenance Costs in 2013, including costs related to damage caused by Superstorm Sandy at our fossil plants, and

•	$59 million of net realized gains in September 2012 resulting from restructuring our NDT Fund.
The quarter and year-to date details for these variances are discussed below:

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,169	$1,038	$131	13	$3,806	$3,584	$222	6
Energy Costs	430	456	(26)	(6)	1,786	1,725	61	4
Operation and Maintenance	304	255	49	19	866	780	86	11
Depreciation and Amortization	66	60	6	10	195	175	20	11
Other Income (Deductions)	34	84	(50)	(60)	78	119	(41)	(34)
Other-Than-Temporary Impairments	3	2	1	50	7	14	(7)	(50)
Interest Expense	26	35	(9)	(26)	85	97	(12)	(12)
Income Tax Expense	153	133	20	15	383	374	9	2

Three Months Ended September 30, 2013 as Compared to 2012
Operating Revenues increased $131 million due to changes in generation and gas supply revenues.
Generation Revenues increased $133 million due primarily to

•
an increase of $147 million largely due to a $137 million increase primarily attributable to significant MTM losses in 2012 in the PJM region resulting from increases in prices on forward positions, and

•	an increase of $78 million due to higher capacity revenues resulting from higher average auction prices and an increase in operating reserve revenues in the PJM region,

•	partially offset by a decrease of $74 million due primarily to lower volumes of electricity sold under our BGS contracts and lower average pricing, and

•	a net decrease of $18 million due primarily to lower volumes in the NE region as well as lower average prices in the PJM and NE regions on wholesale load contracts.

Gas Supply Revenues decreased $2 million due primarily to

•	a net decrease of $5 million in sales under the BGSS contract, primarily due to lower average gas prices partly offset by higher sales volumes,

•	partially offset by a net increase of $3 million partially due to higher sales volumes to third party customers.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $26 million due to

•
Generation costs decreased $20 million due primarily to $28 million of lower fuel costs, reflecting utilization of lower volumes of coal and natural gas at lower average prices, partially offset by higher nuclear fuel prices. This decrease was partially offset by a net increase of $8 million due to energy purchases at higher average prices partly offset by the recovery of excess solar renewable energy credit (SREC) cost in PJM.

•	Gas costs decreased $6 million due primarily to lower average prices under the BGSS contract and on sales to third party customers offset in part by higher sales volumes in 2013.
Operation and Maintenance increased $49 million due primarily to planned maintenance costs at our BEC plant and costs incurred from Superstorm Sandy in 2013 at our New Jersey fossil plants.
Depreciation and Amortization increased $6 million due primarily to a higher depreciable fossil asset base and completion of a steam path retrofit upgrade at our co-owned nuclear Peach Bottom Unit 2 in October 2012.
Other Income and (Deductions) decreased $50 million due primarily to net realized gains of $59 million resulting from restructuring our NDT Fund in September 2012, partially offset by lower NDT Fund realized losses in 2013.
Other-Than-Temporary Impairments increased $1 million due to higher impairments on the NDT Fund in 2013.
Interest Expense decreased $9 million due primarily to a decrease from lower outstanding debt in 2013 resulting from certain debt redeemed prior to maturity in December 2012, as well as the maturity of Senior Notes in April 2013, and lower interest expense due to interest costs we capitalized for projects under construction.
Income Tax Expense increased $20 million in 2013 due primarily to higher pre-tax income.

Nine Months Ended September 30, 2013 as Compared to 2012
Operating Revenues increased $222 million due to changes in generation and gas supply revenues.
Generation Revenues increased $130 million due primarily to

•	an increase of $275 million due to higher capacity revenues resulting from higher average auction prices and an increase in operating reserve revenues in PJM, and

•	higher revenues of $91 million due primarily to higher generation sold in the PJM and NE regions partly offset by lower average prices in PJM,

•	partially offset by a decrease of $144 million due primarily to lower volumes of electricity sold under our BGS contracts and lower average pricing, and

•	a net decrease of $92 million due to lower volumes on wholesale load contracts in the PJM and NE regions.
Gas Supply Revenues increased $92 million due primarily to

•
a net increase of $60 million in sales under the BGSS contract, substantially comprised of higher sales volumes due to colder average temperatures during the 2013 winter heating season, partially offset by lower average gas prices, and

•	a net increase of $32 million due primarily to higher average gas prices, partially offset by lower sales volumes to third party customers.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $61 million due to

•
Generation costs increased $18 million due primarily to $83 million of higher fuel costs, reflecting higher average realized natural gas prices, higher nuclear fuel costs, and the utilization of higher volumes of coal and oil, partially offset by lower average coal prices. The increase was partially offset by $21 million of lower energy purchases, recovery of excess SREC costs and a decrease of $44 million in congestion costs in PJM.

•
Gas costs increased $43 million, principally related to obligations under the BGSS contract, reflecting higher sales volumes in 2013 due to colder average temperatures during the 2013 winter heating season, partially offset by lower average gas inventory costs.

Operation and Maintenance increased $86 million due primarily to $63 million in costs incurred from Superstorm Sandy in 2013 at our fossil plants, and $48 million of higher planned outage and maintenance costs in 2013, mainly at BEC, our Bergen gas-fired plant in New Jersey and Conemaugh coal-fired plant in Pennsylvania. This was partially offset by the recognition of a $25 million insurance recovery related to Superstorm Sandy.
Depreciation and Amortization increased $20 million due primarily to a higher depreciable asset base at Fossil, including placing into service the new gas-fired peaking units at Kearny, New Jersey and New Haven, Connecticut in June 2012 and completion of the steam path retrofit upgrade at our co-owned Peach Bottom Unit 2 in October 2012.
Other Income and (Deductions) decreased $41 million due primarily to the factors disclosed in the above analysis for the three months ended September 30, 2013 versus 2012.
Other-Than-Temporary Impairments decreased $7 million due to lower impairments on the NDT Fund in 2013.
Interest Expense decreased $12 million due primarily to a decrease from lower outstanding debt in 2013 resulting from certain debt redeemed prior to maturity in December 2012, as well as the maturity of Senior Notes in April 2013, partially offset by higher interest costs in 2013 since interest capitalization ceased for our Kearny and New Haven gas-fired peaking projects on their June 2012 in-service date.
Income Tax Expense increased $9 million in 2013 due primarily to higher pre-tax income.

PSE&G

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
	September 30,			September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	Millions
Net Income	$168	$155	$13	$468	$453	$15

For the three months ended September 30, 2013, the primary reason for the $13 million increase in Net Income was higher transmission revenues due to increased investments in transmission projects.
For the nine months ended September 30, 2013, the primary reasons for the $15 million increase in Net Income were

•	higher transmission revenues due to increased investments in transmission projects,

•	partially offset by higher Income Tax Expense due to the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012.

The quarter and year-to-date details for these variances are discussed below:

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,666	$1,683	$(17)	(1)	$5,084	$5,029	$55	1
Energy Costs	661	756	(95)	(13)	2,208	2,380	(172)	(7)
Operation and Maintenance	408	366	42	11	1,204	1,092	112	10
Depreciation and Amortization	236	216	20	9	658	594	64	11
Taxes Other Than Income Taxes	15	24	(9)	(38)	50	73	(23)	(32)
Other Income (Deductions)	12	10	2	20	38	31	7	23
Interest Expense	75	73	2	3	223	220	3	1
Income Tax Expense	115	103	12	12	311	248	63	25

Three Months Ended September 30, 2013 as Compared to 2012
Operating Revenues decreased $17 million due to changes in delivery, clause, commodity and other operating revenues.
Commodity Revenue decreased $95 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $92 million due primarily to $40 million in lower BGS revenues and $52 million in lower revenues from a reduced volume of sales of Non-Utility Generation (NUG) energy and lower Non-Utility Generation Charges (NGC) due to lower tariff rates. BGS sales decreased 6% due to customer migration to third party suppliers (TPS) and weather.

•
Gas revenues decreased $3 million due to lower BGSS prices of $5 million, partially offset by higher BGSS volumes of $2 million primarily due to weather. The average price of natural gas was 7% lower in 2013 than in 2012.

Delivery Revenues increased $52 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $46 million higher due to net rate increases resulting primarily from increased capital investments.

•
Electric distribution revenues increased $7 million due primarily to an increase in Capital Infrastructure Program (CIP) related revenues of $14 million and higher Green Program Recovery Charges (GPRC) of $17 million, partially offset by lower sales volumes of $16 million, and lower Transitional Energy Facilities Assessment (TEFA) revenue of $8 million due to a lower TEFA rate.

•
Gas distribution revenues decreased $1 million due primarily to lower Weather Normalization Clause (WNC) revenue of $6 million due to more normal weather compared to the prior period, partially offset by $3 million from higher sales volumes and $2 million from CIP related revenues.

Clause Revenues increased $22 million due primarily to higher Securitization Transition Charge (STC) revenues of $10 million, higher Solar Pilot Recovery Charge (SPRC) revenue of $5 million and higher Margin Adjustment Clause (MAC) revenue of $7 million. The changes in STC, SPRC and MAC amounts were entirely offset by the amortization of Regulatory Assets and related costs in Operation and Maintenance (O&M), Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SPRC or MAC collections.
Other Operating Revenues increased $4 million due primarily to increased revenues from our miscellaneous electric operating revenues.

Energy Costs decreased $95 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $92 million or 14% due to $73 million in lower BGS and NUG volumes, $10 million of lower BGS and NUG prices and $9 million for decreased deferred cost recovery. BGS and NUG volumes decreased 11% due primarily to customer migration to TPS and weather.

•	Gas costs decreased $3 million or 4% due to $5 million or 7% in lower prices, partially offset by $2 million or 3% in higher sales volumes due primarily to weather.
Operation and Maintenance increased $42 million, of which the most significant components were

•
a $37 million increase in costs related primarily to Societal Benefit Charges (SBC), CIP and GPRC. Due to the nature of the SBC, CIP and GPRC clause mechanisms, these are entirely offset in revenues, and

•	a $3 million increase in appliance service costs.
Depreciation and Amortization increased $20 million due primarily to

•	an $11 million increase in amortization of Regulatory Assets, and

•	an $8 million increase in depreciation of additional plant in service.
Taxes Other Than Income Taxes decreased $9 million due to a lower TEFA rate for electric and gas, partially offset by higher sales volumes for gas.
Other Income and (Deductions) net increase of $2 million was due primarily to an increase in Solar Loan interest income.
Interest Expense increased due primarily to higher average long-term debt partially offset by lower average securitization debt.
Income Tax Expense increased $12 million due primarily to higher pre-tax income.

Nine Months Ended September 30, 2013 as Compared to 2012
Operating Revenues increased $55 million due to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $143 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $131 million higher due to net rate increases resulting primarily from increased capital investments.

•
Gas distribution revenues increased $10 million due primarily to $58 million from higher sales volumes and an increase of $16 million in CIP related revenues, partially offset by lower WNC revenue of $61 million due to more normal weather compared to the prior period.

•
Electric distribution revenues increased $2 million due primarily to an increase in CIP related revenues of $14 million and higher GPRC of $21 million, partially offset by lower TEFA revenue of $18 million due to a lower TEFA rate and lower sales volumes of $15 million.

Clause Revenues increased $74 million due primarily to higher STC revenues of $35 million, higher SBC of $29 million, higher SPRC revenue of $8 million and higher MAC revenue of $2 million. The changes in STC, SBC, SPRC and MAC amounts were entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC, SPRC or MAC collections.
Other Operating Revenues increased $10 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.
Commodity Revenue decreased $172 million due to lower Electric revenues, partially offset by higher Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $267 million due primarily to $164 million in lower BGS revenues and $103 million in lower revenues from a lower volume of sales of NUG energy and lower NGC due to lower tariff rates. BGS sales decreased 6% due primarily to customer migration to TPS.

•	Gas revenues increased $95 million due primarily to higher BGSS volumes.

Energy Costs decreased $172 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $267 million or 15% due to $177 million in lower BGS and NUG volumes, $54 million of lower BGS and NUG prices, and $36 million for decreased deferred cost recovery. BGS and NUG volumes decreased 10% due primarily to customer migration to TPS.

•	Gas costs increased $95 million or 15% due primarily to higher sales volumes.
Operation and Maintenance increased $112 million, of which the most significant components were

•	an $87 million increase in costs recognized related primarily to SBC, CIP and GPRC. Due to the nature of the SBC, CIP and GPRC clause mechanisms, these are entirely offset in revenues,

•	an $8 million increase in costs relating to repairs from Superstorm Sandy and a colder winter, and

•	a $9 million increase in appliance service costs.
Depreciation and Amortization increased $64 million due primarily to

•	a $41 million increase in amortization of Regulatory Assets, and

•	a $21 million increase in depreciation of additional plant in service.
Taxes Other Than Income Taxes decreased $23 million due to a lower TEFA rate for electric and gas, partially offset by higher sales volumes for gas.
Other Income and (Deductions) net increase of $7 million was due primarily to an increase in Solar Loan interest income.
Interest Expense increased due primarily to higher average long-term debt partially offset by lower average securitization debt.
Income Tax Expense increased $63 million due primarily to the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012 and higher pre-tax income.

Energy Holdings

	Three Months Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
	September 30,			September 30,
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	Millions
Net Income	$(3)	$7	$(10)	$1	$49	$(48)

For the three months ended September 30, 2013, the primary reasons for the $10 million decrease in Net Income were the impairment of real estate assets and legal expenses related to the LIPA contract expansion in 2013 and a gain on an asset sale in 2012.
For the nine months ended September 30, 2013, the primary reason for the $48 million decrease in Net Income was the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in the prior year.

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
For the nine months ended September 30, 2013, our operating cash flow increased $124 million as compared to the same period in 2012. The net change was due primarily to net changes from Power and PSE&G, as discussed below.

Power
Power’s operating cash flow increased $112 million from $1,172 million to $1,284 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily resulting from higher earnings and an increase of $124 million related to margin deposits.
PSE&G
PSE&G’s operating cash flow increased $8 million from $1,041 million to $1,049 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher earnings and an increase from a net change in regulatory deferrals primarily related to BGSS gas costs and the collection of Gas Weather Normalization Charges, offset by higher payments for storm related costs. The increases were partially offset by higher tax payments.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our credit facilities are provided by a diverse bank group. In March 2013, Power, PSEG and PSE&G amended their respective 5-year credit agreements scheduled to end in 2016, extending the expiration dates from April 2016 to March 2018. Of the total commitments of $2.1 billion under these agreements, $2.0 billion has been extended until 2018. The commitments for the $100 million balance will terminate in 2016. As of September 30, 2013, our total credit capacity was $4.3 billion.
As of September 30, 2013, no single institution represented more than 8% of the total commitments in our credit facilities.
As of September 30, 2013, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of September 30, 2013 were as follows:

	As of September 30, 2013
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$5	(D)	$495	Mar 2017	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—		500	Mar 2018	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$5		$995
Power
5-year Credit Facility	$1,600	$58	(D)	$1,542	Mar 2017	Funding/Letters of Credit
5-year Credit Facility (B)	1,000	—		1,000	Mar 2018	Funding/Letters of Credit
Bilateral Credit Facility	100	100	(D)	—	Sept 2015	Letters of Credit
Total Power	$2,700	$158		$2,542
PSE&G
5-year Credit Facility (C)	$600	$13	(D)	$587	Mar 2018	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$13		$587
Total	$4,300	$176		$4,124

(A)	In April 2016, this facility will be reduced by $23 million.

(B)	In April 2016, this facility will be reduced by $48 million.

(C)	In April 2016, this facility will be reduced by $29 million.

(D)	Includes amounts related to letters of credit outstanding.

Long-Term Debt Financing
PSE&G has $275 million of 6.33% Medium-Term Notes maturing in November 2013. For a discussion of our long-term debt transactions during 2013, see Note 10. Changes in Capitalization.
Common Stock Dividends
On July 16, 2013, the Board of Directors declared a quarterly dividend of $0.36 per share of common stock for the third quarter of 2013. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Note 16. Earnings Per Share and Dividends.
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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. In the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, PSE&G reported an increase in its projected base level capital expenditures of $215 million through 2015, as compared to the amounts disclosed in our Form 10-K for the year ended December 31, 2012. This increase primarily reflects our projected additional spending during the period under our Solar Loan III and Solar 4 All Extension programs which were approved by the BPU in May 2013. There have been no additional material changes to our projected capital expenditures at Power, PSE&G and Energy Holdings as compared to amounts disclosed in our Form 10-K for the year ended December 31, 2012. See Note 9. Commitments and Contingent Liabilities for additional information.

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

	MTM VaR
	Three Months Ended September 30, 2013	Year Ended December 31, 2012
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$9	$18
Average for the Period	$14	$16
High	$19	$29
Low	$9	$7
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$15	$28
Average for the Period	$22	$25
High	$30	$46
Low	$14	$11

See Note 11. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters in the ordinary course of business. Certain information reported under Item 3 of Part I of the 2012 Annual Report on Form 10-K and under Item 1 of Part II of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 are updated below. For additional information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2012 Annual Report on Form 10-K and under Item 1 of Part II of the Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, see Note 9. Commitments and Contingent Liabilities and Item 5. Other Information.

Superstorm Sandy
June 30, 2013 Form 10-Q page 81. PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. PSEG is seeking recovery from its insurers for the property damage, above its self-insured retentions; however, no assurances can be given relative to the timing or amount of such recovery. PSEG has recorded proceeds of $50 million from its insurance carriers as advance payments, $25 million of which was recognized in the second quarter of 2013 and $25 million was recognized in the fourth quarter of 2012. PSEG does not believe that it has a basis for estimating additional probable insurance recoveries at this time. In June 2013, PSEG, Power and PSE&G filed suit in New Jersey state court against the insurance carriers seeking legal interpretation of certain terms in the insurance policies regarding losses resulting from damage caused by Superstorm Sandy's storm surge. The dispute concerns whether certain sub-limits in the policies apply to damage to property caused by Superstorm Sandy's storm surge. In that Complaint, PSEG stated that its estimate of the total costs required to restore damaged facilities to their pre-Superstorm Sandy condition was approximately $426 million. Of these costs, $364 million and $62 million related to Power and PSE&G, respectively. In August 2013, the insurance carriers filed an answer in which they denied most of the allegations made in the Complaint. Discovery is proceeding.

ITEM 1A.	RISK FACTORS
There no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the third quarter of 2013:

Three Months Ended September 30, 2013	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	22,500	$33.70
September 1 -September 30	—	$—

ITEM 5.	OTHER INFORMATION
Certain information reported in the 2012 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2013 and June 30, 2013 are updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2012 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2013 and June 30, 2013. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.

BUSINESS OPERATIONS AND STRATEGY
Energy Holdings
Products and Services
December 31, 2012 Form 10-K page 13 and June 30, 2013 Form 10-Q page 82. Our December 2011 ten-year contract, Operations Services Agreement (OSA), for the management of the Long Island Power Authority (LIPA) transmission and distribution system by PSEG Long Island LLC (PSEG LI) is scheduled to commence on January 1, 2014. We continue to take all necessary steps in connection with the expected January 1, 2014 commencement of our management responsibilities in accordance with this OSA.
On July 29, 2013, the Governor of New York signed legislation that will restructure LIPA, pursuant to which PSEG LI may undertake an expanded role in the management of LIPA's transmission and distribution system and other aspects of its operations. During September 2013, PSEG and LIPA concluded negotiations on an amendment to the OSA and several related agreements, including contracts to manage LIPA's fuel procurement and power supply obligations. The economic construct of the amended OSA is consistent with the original OSA, with PSEG LI taking on greater management responsibilities, using its brand and more fully integrating its support functions in return for greater compensation and an extension of the contract from the original ten years to twelve. In addition, there is an option for the parties to agree to extend the contract for an additional eight years. On September 27, 2013, the New York Department of Public Service issued its recommendation to LIPA to enter into those agreements. On October 3, 2013, the LIPA Board approved the agreements. On October 2, 2013, PSEG LI received its requested disclaimer of jurisdiction from the FERC. With those approvals received, the agreements’ effectiveness is contingent upon LIPA’s receipt of a Private Letter Ruling from the IRS on the continued tax-exempt status of certain LIPA debt securities and LIPA's approval of the proposed 2014 and 2015 operating and capital pass-through budgets.
FEDERAL REGULATION
FERC
Market Power
December 31, 2012 Form 10-K page 15. Under FERC regulations, public utilities must receive FERC authorization to sell power in interstate commerce. For a requesting company to receive market based rate (“MBR”) authority, the FERC must first make a determination that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated.
PSE&G, PSEG Energy Resources & Trade LLC, PSEG Power Connecticut, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG New Haven LLC all have been granted MBR authority from the FERC. Each of these companies, except PSEG New Haven LLC (which received MBR authority in May 2012), will be filing a market power update with the FERC at the end of 2013, which the FERC must accept in order for these companies to retain MBR authority. Retention of MBR authority is important to the maintenance of our current generation business’ revenues.
Capacity Market Issues
December 31, 2012 Form 10-K page 16 and June 30, 2013 Form 10-Q page 82. PJM, the New York Independent System Operator (NYISO), and the Independent System Operator-New England (ISO-NE) each have capacity markets that have been approved by the FERC. The FERC regulates these markets and recently held a technical conference to examine whether the market design for these three capacity markets is working optimally. One of the specific issues being considered by the FERC is whether capacity market rules are properly responding to, and fostering the development of, state public policies, demand response and emerging technologies.
Capacity Market Issues—NYISO
December 31, 2012 Form 10-K page 16. The NYISO capacity model currently recognizes only two separate zones that potentially may separate in price: New York City and Long Island. On August 13, 2013, the FERC issued an order approving NYISO’s April 30, 2013 filing establishing the boundaries of a third capacity zone that will encompass the super zone that includes the lower Hudson Valley and New York City to take effect May 1, 2014. The NYISO is also currently considering what type of generation unit should be used as the reference unit for the purposes of establishing the Cost of New Entry in the “rest of State” zone (excluding the lower Hudson Valley, New York City and Long Island). This issue is significant since it will set the demand curve on which future capacity prices paid to generators will be based.

Capacity Market Issues—Long-Term Capacity Agreement Pilot Program Act (LCAPP)
December 31, 2012 Form 10-K page 16, March 31, 2013 Form 10-Q page 70 and June 30, 2013 Form 10-Q page 82. In 2011, the State of New Jersey concluded that new natural gas-fired generation was needed and enacted the LCAPP Act to subsidize approximately 2,000 MW of new generation. The LCAPP Act provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey Electric Distribution Companies (EDCs). The SOCA required each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers. Each of the New Jersey EDCs, including PSE&G, entered into the SOCAs as directed by the State, but did so under protest reserving their rights. In July 2013, the SOCA contract with New Jersey Power Development LLC, a subsidiary of NRG Energy, Inc., was terminated early as a result of a default by the generator.
We have taken several steps to challenge these subsidies, including joining several other parties in challenging the LCAPP Act on constitutional grounds in federal court. On October 11, 2013, the U.S. District Court found that the LCAPP Act violated the Supremacy Clause of the U.S. Constitution and declared the LCAPP Act null and void. On October 25, 2013, a final judgment was issued implementing the federal court's decision and also finding the SOCA contracts void, invalid and unenforceable and denying the request of the defendants to stay the decision pending appeal. The defendants may appeal the decision and may seek a stay from the U.S. Third Circuit Court of Appeals. We also filed a challenge to the BPU's implementation of the LCAPP Act in the New Jersey State Appellate Court. This appeal was dismissed without prejudice on October 23, 2013 on the basis that the U.S. District Court found the LCAPP Act to be preempted by the Federal Power Act and in violation of the Supremacy Clause of the U.S. Constitution, and therefore null and void. In the event that the U.S. District Court decision is overturned on appeal, the New Jersey State Appellate Court action could be reopened.
Maryland also took action to subsidize above-market new generation. On April 16, 2013, the Maryland Public Service Commission (PSC) issued an order directing the Maryland utility companies to execute a contract with CPV Shore, LLC (CPV) to build a new 661 MW natural gas-fired, combined cycle station in Maryland. We joined other parties in challenging Maryland's actions on constitutional grounds in federal court in Maryland. On September 30, 2013, the U.S. District Court in Maryland ruled on our complaint and found that Maryland's actions violated the Supremacy Clause of the U.S. Constitution. This federal court decision invalidates the Maryland action, including the contract subsidizing CPV. On October 25, 2013, a final judgment in this proceeding was issued. This decision may be appealed.
These efforts by various states to artificially depress prices in the wholesale capacity markets were intended to be mitigated by the Minimum Offer Price Rule (MOPR) approved by the FERC. The MOPR was intended to restrict new generation from bidding in RPM at less than a minimum level established by PJM's Tariff, or a cost-based bid to the extent that the generator can demonstrate that its costs are lower than the MOPR. However, we do not believe these rules have worked as intended and have not protected the market against price suppression efforts. At the direction of the FERC, PJM is currently conducting a stakeholder proceeding, the purpose of which is to develop an enhanced process applicable to subsidized generation seeking to bid into RPM at less than MOPR. The outcome of this stakeholder process and eventual FERC review is uncertain at this time.
Transmission Regulations—Transmission Policy Developments
December 31, 2012 Form 10-K page 17, March 31, 2013 Form 10-Q page 71 and June 30, 2013 Form 10-Q page 83. The FERC has concluded in Order No. 1000 that the incumbent transmission owner should not always have a “right of first refusal” (ROFR) to construct and own transmission projects in its service territory. We have challenged the FERC's elimination of the ROFR in federal court, which challenge remains pending. PJM is currently implementing new rules under which the construction of certain types of transmission projects is no longer subject to a ROFR for incumbents. The FERC has also approved the “state agreement approach” to cost allocation under which transmission projects being built to address public policy concerns may be placed into PJM's planning process if the state sponsoring the project agrees to pay the costs of the project. To date, no such projects have been placed into the planning process but this mechanism could potentially facilitate transmission projects that are not needed for reliability or market efficiency under PJM standards for transmission, including potential offshore wind projects proposed by third parties, should a state or states agree to fund the costs of such projects.
Transmission Regulations—Transmission Expansion
December 31, 2012 Form 10-K page 17 and March 31, 2013 Form 10-Q page 71. In February 2013, the federal court denied certain environmental groups’ action to seek an injunction to halt construction of the Susquehanna-Roseland transmission line by us and PPL Corporation and set aside the National Park Service’s (NPS) final Environmental Impact Statement (EIS) for the line, allowing its construction in certain federal park lands subject to the NPS' jurisdiction that follows the existing right of way. On August 19, 2013, the environmental groups filed a renewed preliminary injunction motion. On August 30, 2013, the court ruled in favor of NPS, PPL Corporation and us and denied the environmental groups’ renewed summary judgment and preliminary injunction motions. Construction activities in the park are ongoing.

Transmission Regulations—Transmission Rate Proceedings
December 31, 2012 Form 10-K page 18, March 31, 2013 Form 10-Q page 71 and June 30, 2013 Form 10-Q page 83. In September 2011, a complaint was filed by several state utility commissions and consumer advocates against transmission owners in New England challenging their base return on equity (ROE). In August 2013, a FERC Administrative Law Judge (ALJ) issued a decision finding the utilities' base ROE to no longer be just and reasonable. In February 2013, several state utility commissions and consumer advocates, including the BPU and the New Jersey Division of Rate Counsel, also filed a complaint at the FERC challenging the base ROE and formula transmission rate implementation protocols of transmission owners in Maryland, Pennsylvania, Delaware and New Jersey. This complaint remains pending. While the August 2013 decision is subject to review by the FERC, and the February 2013 complaint is pending, the results of these proceedings could set a precedent for the FERC-regulated transmission owners with formula rates in place, such as ours.
The FERC has issued an order setting for hearing and settlement procedures certain rate challenges raised by a municipal electric cooperative against a transmission owner in PJM. Specifically, the electric cooperative challenged the prudency of categories of costs included by the transmission owner in its formula rate. The FERC found that the challenges raised issues of fact that warranted examination at hearing. While we are not the subject of the challenge, the result of this proceeding could set a precedent for other transmission owners with formula rates in place, including PSE&G.
STATE REGULATION
Rates
Weather Normalization Clause
December 31, 2012 Form 10-K page 20. In September 2013, the BPU approved recovery of $26 million in deficiency revenues, including $24 million of the carryover deficiency from the 2012-2013 Winter Period which we will recover from customers during the 2013-2014 Winter Period (October 1- May 31).
Energy Strong Program
December 31, 2012 Form 10-K page 20, March 31, 2013 Form 10-Q page 71 and June 30, 2013 Form 10-Q page 84. In February 2013, we filed a petition with the BPU seeking approval of certain investments we recommend making to our BPU jurisdictional electric and gas system to harden and improve resiliency for the future through a clause recovery mechanism. We have continued to respond to data requests from the BPU, the New Jersey Division of Rate Counsel and intervenors. All required public hearings were completed in October 2013, and the review of PSE&G’s proposal is ongoing at the BPU. We cannot predict the outcome of this matter.
Energy Supply
BGSS
December 31, 2012 Form 10-K page 21 and June 30, 2013 Form 10-Q page 84. In September 2012, the BPU approved the Stipulation which lowered our BGSS rate effective October 1, 2012 on a provisional basis. In May 2013, the BPU approved a Stipulation that made the current BGSS rate final. Additionally, in May 2013 we made our annual BGSS filing with the BPU requesting no change to the current rate for the next BGSS period effective October 1, 2013 through September 30, 2014. In September 2013, the BPU approved our request to retain the current rate for the next BGSS period effective October 1, 2013 through September 30, 2014.
On October 23, 2013, we filed a self-implementing two-month BGSS bill credit with the BPU. This bill credit will be 35 cents per therm for the months of November and December 2013 and is designed to provide approximately $115 million to residential customers over the two months. The BGSS rate will revert back to the current rate on January 1, 2014.
ENVIRONMENTAL MATTERS
Air Pollution Control
Demand Response (DR) Reciprocating Internal Combustion Engines (RICE) Litigation
March 31, 2013 Form 10-Q page 72 and June 30, 2013 Form 10-Q page 85. On March 29 and April 1, 2013, we filed petitions at the EPA and in federal court, respectively, challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued on January 30, 2013. Among other things, the final EPA rule allows owners and operators of stationary emergency RICE to operate their engines as part of an emergency DR program without the installation and operation of emission controls or compliance with emission limits otherwise applicable to non-emergency counterparts. This waiver of NESHAP standards results in disparate treatment of different generation technology types. In our appeal, we are seeking more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market. On September 6, 2013, the EPA published its intent to reconsider certain items included in the final rule that are also subject to the appeal, with a 60 day comment period.

Climate Change
CO2 Regulation Under the Clean Air Act (CAA)
December 31, 2012 Form 10-K page 24 and June 30, 2013 Form 10-Q page 85. In April 2013, several industrial groups petitioned the Supreme Court to review various EPA rules issued under the CAA, including the Tailoring Rule, to regulate greenhouse gas (GHG) emissions, including CO2. The Tailoring Rule requires a new source or an existing source which undergoes a major modification, to evaluate and perhaps install best available control technology (BACT) for GHG emissions.
On October 15, 2013, the Supreme Court agreed to add the case to the docket for its current term to consider whether the EPA has authority to regulate CO2 emissions of stationary sources, including power plants.
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
On September 20, 2013, the EPA proposed revised NSPS for new power plants. The revised NSPS differs from those initially proposed in April 2012 in that standards would vary for different types of new power plants as opposed to the application of a single standard for all new power plants. The EPA is also requesting comment on use of an electric output sales threshold to determine applicability to the NSPS. This electric output sales threshold would eliminate the outright exclusion of simple cycle combustion turbines. Comments on the rule must be submitted within 60 days after publication.
Water Pollution Control
Cooling Water Intake Structure Regulation
December 31, 2012 Form 10-K page 25 and June 30, 2013 Form 10-Q page 85. In April 2011, the EPA published a proposed rule to establish marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. In July 2012, the EPA and environmental groups agreed to delay the deadline to June 27, 2013 for finalization of the Rule. On June 27, 2013, the EPA and environmental groups agreed to further extend the deadline to November 4, 2013.
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
 On October 1, 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court of New Jersey seeking to force the New Jersey Department of Environmental Protection to take action on our pending application for permit renewal at Salem either by denying the application or issuing a draft for public comment. The permit is currently pending the EPA’s finalization of the Clean Water Act Section 316(b) regulations. We were not named in the lawsuit nor do we know how this legal action will proceed but it could have a material impact on us.

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
Date: October 30, 2013

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
Date: October 30, 2013

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
Date: October 30, 2013