Form 10-K
period 2013-12-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC
filed 2014-02-26
CIK 788784, 81033, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
——————————
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	22-2625848
(A New Jersey Corporation)
80 Park Plaza, P.O. Box 1171
Newark, New Jersey 07101-1171
973 430-7000
http://www.pseg.com
001-34232	PSEG POWER LLC	22-3663480
(A Delaware Limited Liability Company)
80 Park Plaza—T25
Newark, New Jersey 07102-4194
973 430-7000
http://www.pseg.com
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY	22-1212800
(A New Jersey Corporation)
80 Park Plaza, P.O. Box 570
Newark, New Jersey 07101-0570
973 430-7000
http://www.pseg.com
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange On Which Registered
Public Service Enterprise Group Incorporated	Common Stock without par value	New York Stock Exchange
PSEG Power LLC	8 5/8% Senior Notes, due 2031	New York Stock Exchange
First and Refunding Mortgage Bonds
Public Service Electric and Gas Company	9 1/4% Series CC, due 2021	New York Stock Exchange
6 3/4% Series VV, due 2016
8%, due 2037
5%, due 2037

(Cover continued on next page)

(Cover continued from previous page)

Securities registered pursuant to Section 12(g) of the Act:
Registrant	Title of Each Class
PSEG Power LLC	Limited Liability Company Membership Interest

Public Service Electric and Gas Company	Medium-Term Notes

Indicate by check mark whether each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
PSEG Power LLC	Yes ☐	No ☒
Public Service Electric and Gas Company	Yes ☒	No ☐
Indicate by check mark if each of the registrants is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒
Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Public Service Enterprise Group Incorporated	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
PSEG Power LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Public Service Electric and Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2013 was $16,421,163,580 based upon the New York Stock Exchange Composite Transaction closing price.
The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of January 31, 2014 was 506,164,959.
As of January 31, 2014, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Each is filing its Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K of Public Service Enterprise Group Incorporated	Documents Incorporated by Reference
III
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 10, 2014, as specified herein.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report about our and our subsidiaries' future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Item 8. Financial Statements and Supplementary Data —Note 13. Commitments and Contingent Liabilities, and other factors discussed in filings we make with the United States Securities and Exchange Commission (SEC) including our subsequent reports on Form 10-Q and Form 8-K and available on our website: http://www.pseg.com. These factors include, but are not limited to:

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

•
any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers, and any inability to obtain sufficient coverage or recover proceeds of insurance with respect to such events,

•	cybersecurity attacks or intrusions that could adversely impact our businesses,

•	increases in competition in energy supply markets as well as competition for certain transmission projects,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	challenges associated with recruitment and/or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements, and

•
changes in technology, such as distributed generation and micro grids, and greater reliance on these technologies and changes in customer behaviors, including energy efficiency, net-metering and demand response.

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

ii

FILING FORMAT AND GLOSSARY
This combined Annual Report on Form 10-K is separately filed by Public Service Enterprise Group Incorporated (PSEG), PSEG Power LLC (Power) and Public Service Electric and Gas Company (PSE&G). Information relating to any individual company is filed by such company on its own behalf. Power and PSE&G are each only responsible for information about itself and its subsidiaries.
Discussions throughout the document refer to PSEG and its direct operating subsidiaries, Power and PSE&G. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed. In addition, certain key acronyms and definitions are summarized in a glossary beginning on page 186.
WHERE TO FIND MORE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document that we file at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also obtain our filed documents from commercial document retrieval services, the SEC’s internet website at www.sec.gov or our website at www.pseg.com. Information on our website should not be deemed incorporated into or as a part of this report. Our Common Stock is listed on the New York Stock Exchange under the ticker symbol PEG. You can obtain information about us at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.
PART I

ITEM 1.    BUSINESS
We were incorporated under the laws of the State of New Jersey in 1985 and our principal executive offices are located at 80 Park Plaza, Newark, New Jersey 07102. We conduct our business through two direct wholly owned subsidiaries, Power and PSE&G, each of which also has its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102.
We are an energy company with a diversified business mix. Our operations are located primarily in the Northeastern and Mid- Atlantic United States. Our business approach focuses on operational excellence, financial strength and disciplined investment. As a holding company, our profitability depends on our subsidiaries’ operating results. Below are descriptions of our two principal direct operating subsidiaries.

Power	PSE&G

A Delaware limited liability company formed in 1999 that integrates its nuclear, fossil and renewable generating asset operations with its wholesale energy sales, fuel supply and energy trading functions.

Earns revenues from selling under contract or on the spot market a range of diverse products such as electricity, natural gas, capacity, emissions credits and a series of energy-related products used to optimize the operation of the energy grid.

A New Jersey corporation, incorporated in 1924, which is a franchised public utility in New Jersey. It is also the provider of last resort for gas and electric commodity service for end users in its service territory.

Earns revenues from its regulated rate tariffs under which it provides electric transmission and electric and gas distribution to residential, commercial and industrial customers in its service territory. It also offers appliance services and repairs to customers throughout its service territory.

Has also implemented demand response and energy efficiency programs and invested in solar generation within New Jersey.

Our other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which earns its revenues primarily from its portfolio of lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority's transmission and distribution system under a contractual agreement; and PSEG Services Corporation (Services), which provides us and our operating subsidiaries with certain management, administrative and general services at cost.

The following is a more detailed description of our business, including a discussion of our:

•	Business Operations and Strategy

•	Competitive Environment

•	Employee Relations

•	Regulatory Issues

•	Environmental Matters
BUSINESS OPERATIONS AND STRATEGY
Power
Through Power, we seek to produce low-cost energy by efficiently operating our nuclear, coal, gas, oil-fired and renewable generation assets, while balancing generation output, fuel requirements and supply obligations through energy portfolio management. We use our owned generation combined with commodity contracts and financial instruments to cover our commitments for Basic Generation Service (BGS) in New Jersey and other bilateral supply contract agreements.
Products and Services
As a merchant generator, our profit is derived from selling a range of products and services under contract to power marketers and to others, such as investor-owned and municipal utilities, and to aggregators who resell energy to retail consumers, or in the open market. These products and services include:

•
Energy—the electrical output produced by generation plants that is ultimately delivered to customers for use in lighting, heating, air conditioning and operation of other electrical equipment. Energy is our principal product and is priced on a usage basis, typically in cents per kilowatt hour (kWh) or dollars per megawatt hour (MWh).

•
Capacity—a product distinct from energy, is a market commitment that a given generation unit will be available to an Independent System Operator (ISO) for dispatch when it is needed to meet system demand. Capacity is typically priced in dollars per megawatt (MW) for a given sale period.

•
Ancillary Services—related activities supplied by generation unit owners to the wholesale market that are required by the ISO to ensure the safe and reliable operation of the bulk power system. Owners of generation units may bid units into the ancillary services market in return for compensatory payments. Costs to pay generators for ancillary services are recovered through charges imposed on market participants.

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

Power also sells wholesale natural gas, primarily through a full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G's customers. This long-term arrangement was for an initial period which extended through March 31, 2012 and continues on a year-to-year basis unless terminated by either party with a one year notice.
Approximately 46% of PSE&G’s peak daily gas requirements is provided from Power’s firm gas transportation capacity, which is available every day of the year. Power satisfies the remainder of PSE&G’s requirements from storage contracts, liquefied natural gas, seasonal purchases, contract peaking supply, propane and refinery gas. Based upon the availability of natural gas beyond PSE&G's daily needs, Power also sells gas to others.
In addition to its nuclear and fossil generation fleet, Power owns and operates 88 MW of photovoltaic (PV) solar generation facilities and has a 50% ownership interest in an oil-fired generation facility in Hawaii.
The remainder of this section about Power covers our nuclear and fossil fleet in the Mid-Atlantic and Northeast regions which comprise the vast majority of Power’s operations and financial performance.

How Power Operates
We own approximately 13,466 MW of generation capacity, of which 13,274 MW of nuclear and fossil generation capacity is located in the Northeast and Mid-Atlantic regions of the United States in some of the country’s largest and most developed electricity markets.
The map below shows the locations of our Northeast and Mid-Atlantic nuclear and fossil generation facilities:

New York
Bethlehem Energy Center
System Interface
Connecticut
New Haven
Bridgeport
New Jersey
Bergen
Hudson
Kearny
Essex
New Jersey
Linden
Sewaren
Edison
Pennsylvania
Keystone
Conemaugh
Peach Bottom
NY
CT
PA
NJ
New Jersey
Yards Creek
Mercer
Burlington
National Park
New Jersey
Hope Creek
Salem

•	Generation Capacity
Power has approved the expenditure of $419 million for an extended power uprate of the Peach Bottom nuclear units. The uprate is expected to result in an increase in Power’s share of nominal capacity of approximately 130 MW. The uprate is expected to be in service in 2015 for Unit 2 and 2016 for Unit 3. Total expenditures through December 31, 2013 were $154 million.
Power has also approved the expenditure of $191 million for the upgrading of its natural gas-fired combined cycle units located at Bergen and Linden in New Jersey and at the Bethlehem Energy Center (BEC) unit located in New York. When completed in 2018, these upgrades will add approximately 152 MW of capacity and improve the heat rates of these units. Total expenditures through December 31, 2013 were $13 million.
For additional information on each of our generation facilities, see Item 2. Properties.
Our nuclear and fossil installed capacity utilizes a diverse mix of fuels: 44% gas, 28% nuclear, 18% coal, 9% oil and 1% pumped storage. This fuel diversity helps to mitigate risks associated with fuel price volatility and market demand cycles. Our total generating output in 2013 was approximately 53,000 gigawatt hours (GWh). The generation mix by fuel type has changed slightly in recent years due to the relatively favorable price of natural gas as compared to coal, making it more economical to run certain of our gas units than our coal units. The following table indicates the proportionate share of generating output by fuel type in 2013.

Generation by Fuel Type (A)	Actual 2013
Nuclear:
New Jersey facilities	38%
Pennsylvania facilities	17%
Fossil:
Coal:
Pennsylvania facilities	11%
Connecticut facilities	1%
Coal and Natural Gas:
New Jersey facilities	2%
Oil and Natural Gas:
New Jersey facilities	24%
New York facilities	7%
Connecticut facilities	—%	(B)
Total	100%

(A)    Excludes pumped storage, solar facilities and fossil generation in Hawaii
(B) Less than one percent

•	Generation Dispatch
Our generation units are typically characterized as serving one or more of three general energy market segments: base load; load following; and peaking, based on their operating capability and performance. On a capacity basis, our portfolio of generation assets consists of 33% base load, 43% load following and 24% peaking. This diversity helps to reduce the risk associated with market demand cycles and allows us to participate in the market at each segment of the dispatch curve.

•
Base Load Units run the most and typically operate whenever they are available. These units generally derive revenues from energy and capacity sales. Variable operating costs are low due to the combination of highly efficient operations and the use of relatively lower-cost fuels. Performance is generally measured by the unit’s “capacity factor,” or the ratio of the actual output to the theoretical maximum output. In 2013, our base load capacity factors were as follows:

Unit	2013 Capacity Factor
Nuclear
Salem Unit 1	87.0%
Salem Unit 2	99.5%
Hope Creek	85.6%
Peach Bottom Unit 2	98.4%
Peach Bottom Unit 3	85.3%
Coal
Keystone	83.7%
Conemaugh	79.1%

No assurances can be given that these capacity factors will be achieved in the future.

•
Load Following Units typically operate between 20% and 80% of the time. The operating costs are higher per unit of output due to the use of higher-cost fuels such as oil, natural gas and, in some cases, coal or lower overall unit efficiency. They operate less frequently than base load units and derive revenues from energy, capacity and ancillary services.

•
Peaking Units run the least amount of time and utilize higher-priced fuels. These units typically operate less than 20% of the time. Costs per unit of output tend to be much higher than for base load units given the combination of higher heat rates and fuel costs. The majority of revenues are from capacity and ancillary service sales. The characteristics of these units enable them to capture energy revenues during periods of high energy prices.

In the energy markets in which we operate, owners of power plants specify to the ISO prices at which they are prepared to generate and sell energy based on the marginal cost of generating energy from each individual unit. The ISOs will generally dispatch in merit order, calling on the lowest variable cost units first and dispatching progressively higher-cost units until the point that the entire system demand for power (known as the system “load”) is satisfied reliably. Base load units are dispatched first, with load following units next, followed by peaking units.
During periods when one or more parts of the transmission grid are operating at full capability, thereby resulting in a constraint on the transmission system, it may not be possible to dispatch units in merit order without violating transmission reliability standards. Under such circumstances, the ISO will dispatch higher-cost generation out of merit order within the congested area and power suppliers will be paid an increased Locational Marginal Price (LMP) in congested areas, reflecting the bid prices of those higher-cost generation units.
The following chart depicts the unconstrained merit order of dispatch of our units in PJM Interconnection L.L.C. (PJM), the ISO in the region where most of our generation units are located, based on illustrative historical dispatch cost. It should be noted that market price fluctuations have resulted in changes from historical norms, with lower gas prices allowing some gas-fired generation to displace some coal-fired generation in the load-following portion of the curve.
The size of each facility's circle in the above chart illustrates the relative MW generating capacity of that facility. For additional information on each of our generation facilities, see Item 2. Properties.
The bid price of the last unit dispatched by an ISO establishes the energy market-clearing price. After considering the market-clearing price and the effect of transmission congestion and other factors, the ISO calculates the LMP for every location in the system. The ISO pays all units that are dispatched their respective LMP for each MWh of energy produced, regardless of their specific bid prices. Since bids generally approximate the marginal cost of production, units with lower marginal costs typically generate higher operating profits than units with comparatively higher marginal costs.
This method of determining supply and pricing creates a situation where natural gas prices often have a major influence on the price that generators will receive for their output, especially in periods of relatively strong demand. Therefore, significant changes in the price of natural gas will often translate into significant changes in the wholesale price of electricity. This can be seen in the following graphs which present historical annual spot prices and forward calendar prices as averaged over each year at two liquid trading hubs.

Historical data and forward prices imply that the price of natural gas will continue to have a strong influence on the price of electricity in the primary markets in which we operate.
The prices reflected in the preceding graphs above do not necessarily illustrate our contract prices, but they are representative of market prices at relatively liquid hubs, with nearer-term forward pricing generally resulting from more liquid markets than pricing for later years. In addition, the prices do not reflect locational differences resulting from congestion or other factors, such as the availability of natural gas from the Marcellus and other shale-gas regions, which can be considerable. While these prices provide some perspective on past and future prices, the forward prices are highly volatile and there can be no assurance that such prices will remain in effect or that we will be able to contract output at these forward prices.
Fuel Supply

•	Nuclear Fuel Supply—We have long-term contracts for nuclear fuel. These contracts provide for:
•purchase of uranium (concentrates and uranium hexafluoride),
•conversion of uranium concentrates to uranium hexafluoride,

•enrichment of uranium hexafluoride, and
•fabrication of nuclear fuel assemblies.

•
Coal Supply—Our Keystone, Conemaugh and Bridgeport stations operate on coal. Our Hudson and Mercer stations have the ability to operate on both coal and natural gas. We have coal contracts with numerous suppliers. Coal is delivered to our units through a combination of rail, truck, barge or ocean shipments.

In order to control emissions levels, our Bridgeport 3 unit uses a specific type of coal obtained from Indonesia. If the supply from Indonesia or equivalent coal from other sources was not available for this facility, its long-term operations would be adversely impacted since additional material capital expenditures would be required to modify this station to enable it to operate using a broader mix of coal sources.

•
Gas Supply—Natural gas is the primary fuel for the bulk of our load following and peaking fleet. We purchase gas directly from natural gas producers and marketers. These supplies are transported to New Jersey by three interstate pipelines with which we have contracted. In addition, we have firm gas transportation contracts to serve our BEC station in New York.

We have 1.3 billion cubic feet-per-day of firm transportation capacity under contract to meet our obligations under the BGSS contract. This transportation capacity includes approximately 0.6 billion cubic feet-per-day of access to the northeast Pennsylvania Marcellus shale gas region. We supplement that supply with a total storage capacity of 76 billion cubic feet. On an as-available basis, this firm transportation capacity may also be used to serve the gas supply needs of our generation fleet.

•
Oil—Oil is used as the primary fuel for one load following steam unit and nine combustion turbine peaking units and can be used as an alternate fuel by several load following and peaking units that have dual-fuel capability. Oil for operations is drawn from on-site storage and is generally purchased on the spot market and delivered by truck, barge or pipeline.

We expect to be able to meet the fuel supply demands of our customers and our own operations. However, the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, curtailments by suppliers, severe weather and other factors. For additional information, see Item 7. Management's Discussion and Analysis (MD&A)—Overview of 2013 and Future Outlook and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.
Markets and Market Pricing
The vast majority of Power’s generation assets are located in three centralized, competitive electricity markets operated by ISO organizations all of which are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC):

•
PJM Regional Transmission Organization—PJM conducts the largest centrally dispatched energy market in North America. It serves over 61 million people, nearly 20% of the total United States population, and has a peak demand of 165,492 MW. The PJM Interconnection coordinates the movement of electricity through all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. The majority of our generating stations operate in PJM.

•
New York—The New York ISO (NYISO) is the market coordinator for New York State and is responsible for managing the New York Power Pool and for administering its energy marketplace. This service area has a population of about 20 million and a peak demand of 33,939 MW. Our BEC station operates in New York.

•
New England—The ISO-New England (ISO-NE) is the market coordinator for the New England Power Pool and for administering its energy marketplace which covers Maine, New Hampshire, Vermont, Massachusetts, Connecticut and Rhode Island. This service area has a population of about 14 million and a peak demand of 28,130 MW. Our Bridgeport and New Haven stations operate in Connecticut.

The price of electricity varies by location in each of these markets. Depending upon our production and our obligations, these price differentials can serve to increase or decrease our profitability.
Commodity prices, such as electricity, gas, coal, oil and emissions, as well as the availability of our diverse fleet of generation units to operate, also have a considerable effect on our profitability. These commodity prices have been, and continue to be, subject to significant market volatility. Over the long-term, the higher the forward prices are, the more attractive an environment exists for us to contract for the sale of our anticipated output. However, higher prices also increase the cost of replacement power; thereby placing us at greater risk should our generating units fail to function effectively or otherwise become unavailable.
Over the past few years, a decline in wholesale natural gas prices has resulted in lower electric energy prices. One of the reasons for the decline in natural gas prices is greater supply from more recently developed sources, such as shale gas. This trend has reduced margin on forward sales as we re-contract our expected generation output.
In addition to energy sales, we earn revenue from capacity payments for our generating assets. These payments are compensation for committing our generating capacity to the ISO for dispatch at its discretion. Capacity payments reflect the value to the ISO of assurance that there will be sufficient generating capacity available at all times to meet system reliability and energy requirements. Currently, there is sufficient capacity in the markets in which we operate. However, in certain areas of these markets there are transmission system constraints which raise concerns about reliability and create a more acute need for capacity.
In PJM and ISO-NE, where we operate most of our generation, the market design for capacity payments provides for a structured, forward-looking, transparent capacity pricing mechanism. This is through the Reliability Pricing Model (RPM) in PJM and the Forward Capacity Market (FCM) in ISO-NE. These mechanisms provide greater transparency regarding the value of capacity and provide a pricing signal to prospective investors in new generating facilities so as to encourage expansion of capacity to meet future market demands.
The prices to be received by generating units in PJM for capacity have been set through RPM base residual auctions and depend upon the zone in which the generating unit is located. For each delivery year, the prices differ in the various areas of PJM, depending on the constraints in each area of the transmission system. Keystone and Conemaugh receive lower prices than the majority of our PJM generating units since there are fewer constraints in that region and our generating units in northern New Jersey usually receive higher pricing.
Our PJM generating units are located in several zones and Power expects to realize the following average capacity prices from the base auctions which have been completed:

Delivery Year	MW-day
June 2013 to May 2014	$244
June 2014 to May 2015	$162
June 2015 to May 2016	$167
June 2016 to May 2017	$166

The price that must be paid by an entity serving load in the various zones is also set through these auctions. These prices can be higher or lower than the prices noted in the table above due to import and export capability to and from lower-priced areas.
Like PJM and ISO-NE, the NYISO provides capacity payments to its generating units, but unlike the other two markets, the New York market does not provide a forward price signal beyond a six month auction period.
We have obtained price certainty for our PJM and New England capacity through May 2017 through the RPM and FCM pricing mechanisms.
On a prospective basis, many factors may affect the capacity pricing, including but not limited to:

•	load and demand,

•	available amounts of demand response resources,

•	capacity imports from external regions,

•	available generating capacity (including retirements, additions, derates, forced outages, etc.),

•	transmission capability between zones,

•
pricing mechanisms, including potentially increasing the number of zones to create more pricing sensitivity to changes in supply and demand, as well as other potential changes that PJM and the other ISOs may propose over time, and

•	legislative and/or regulatory actions that permit states to subsidize local electric power generation.
For additional information on the RPM and FCM markets, as well as on state subsidization through various mechanisms, see Regulatory Issues—Federal Regulation.

Hedging Strategy
To mitigate volatility in our results, we seek to contract in advance for a significant portion of our anticipated electric output, capacity and fuel needs. We seek to sell a portion of our anticipated lower-cost generation over a multi-year forward horizon, normally over a period of two to three years. We believe this hedging strategy increases stability of earnings.
Among the ways in which we hedge our output are: (1) sales at PJM West and (2) BGS contracts. Sales at PJM West reflect block energy sales at the liquid PJM Western Hub and other transactions that seek to secure price certainty for our generation related products. In addition, the BGS-Fixed Price contract, a full requirements contract that includes energy and capacity, ancillary and other services, is awarded for three-year periods through an auction process managed by the New Jersey Board of Public Utilities (BPU). The volume of BGS contracts and the electric utilities that our generation operations serve will vary from year to year. Pricing for the BGS contracts, including a capacity component, for recent and future periods by purchasing utility is as follows:

Load Zone ($/MWh)	2010-2013	2011-2014	2012-2015	2013-2016	2014-2017
PSE&G	$95.77	$94.30	$83.88	$92.18	$97.39
Jersey Central Power & Light	$95.17	$92.56	$81.76	$83.70	$84.44
Atlantic City Electric	$98.56	$100.95	$85.10	$87.27	$87.80
Rockland Electric Company	$103.32	$106.84	$92.51	$92.58	$95.61

Although we enter into these hedges in an effort to provide price certainty for a large portion of our anticipated generation, there is variability in both our actual output as well as in our hedges. Our actual output will vary based upon total market demand, the relative cost position of our units compared to other units in the market and the operational flexibility of our units. Our hedge volume can also vary, depending on the type of hedge into which we have entered. The BGS auction, for example, results in a contract that provides for the supplier to serve a percentage of the default load of a New Jersey electric distribution company (EDC), that is, the load that remains after some customers have chosen to be served directly either by third party suppliers or through municipal aggregation. The amount of power supplied through the BGS auction varies based on the level of the EDC's default load, which is affected by the number of customers who choose a third party supplier, as well as by other factors such as weather and the economy.
In recent years, as market prices declined from previous levels, there was an incentive for more of the smaller commercial and industrial electric customers to switch to third party suppliers. In a falling price environment, this has a negative impact on our margins, as the anticipated BGS pricing is replaced by lower spot market pricing. As average BGS rates have declined to a level that more closely resembles current market prices, customers may see less of an incentive to switch to third party suppliers. We are unable to determine the degree to which this switching, or “migration,” will continue, but the impact on our results could be material should market prices fall significantly.
As of February 11, 2014, we had contracted for the following percentages of our anticipated base load generation output for the next three years with modest amounts beyond 2016.

Base Load Generation	2014	2015	2016
Generation Sales	100%	75%-80%	30%-35%

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
Our fuel strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Our nuclear fuel commitments cover approximately 100% of our estimated uranium, enrichment and fabrication requirements through 2015 and a portion of 2016. We also have various long-term fuel purchase commitments for coal to support our fossil generation stations. These purchase obligations are consistent with our strategy to enter into contracts for its fuel supply in comparable volumes to our sales contracts.
We take a more opportunistic approach in hedging our anticipated natural gas-fired generation. The generation from these units is less predictable, as a significant portion of these units will only dispatch when aggregate market demand has exceeded the supply provided by lower-cost units. Additionally, the recent development of low-cost gas supplies in the Marcellus region presents opportunities during certain portions of the year to procure gas for our generating units at attractive prices.

PSE&G
Our regulated transmission and distribution public utility, PSE&G, distributes electric energy and gas to customers within a designated service territory running diagonally across New Jersey where approximately 6.2 million people, or about 70% of New Jersey's population resides.
Products and Services
Our utility operations primarily earn margins through the transmission and distribution of electricity and the distribution of gas.

•
Transmission—the movement of electricity at high voltage from generating plants to substations and transformers, where it is then reduced to a lower voltage for distribution to homes, businesses and industrial customers. Our revenues for these services are based upon tariffs approved by the FERC.

•	Distribution—the delivery of electricity and gas to the retail customer’s home, business or industrial facility. Our revenues for these services are based upon tariffs approved by the BPU.
The commodity portion of our utility business’ electric and gas sales is managed by BGS and BGSS suppliers. Pricing for those services are set by the BPU as a pass-through, resulting in no margin for our utility operations.
We also earn margins through competitive services, such as appliance repair.
In addition to our current utility products and services, we have implemented several programs to increase the level of regulated solar generation within New Jersey, including:

•	programs to help finance the installation of solar power systems throughout our electric service area, and

•	programs to develop, own and operate solar power systems.
We have also implemented a set of energy efficiency and demand response programs to encourage conservation and energy efficiency by providing energy and cost saving measures directly to businesses and families. For additional information concerning these programs and the components of our tariffs, see Regulatory Issues—State Regulation and Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities.
How PSE&G Operates
We are a transmission owner in PJM and we provide distribution service to 2.2 million electric customers and 1.8 million gas customers in a service area that covers approximately 2,600 square miles running diagonally across New Jersey. We serve the most heavily populated, commercialized and industrialized territory in New Jersey, including its six largest cities and approximately three hundred suburban and rural communities.
Transmission
We use formula rates for our transmission cost of service and investments. Formula-type rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula which considers Operations and Maintenance expenditures, Rate Base and capital investments and applies an approved return on equity (ROE) in developing the weighted average cost of capital. Our approved rates provide for a base ROE of 11.68% on existing and new transmission investment, while certain investments are entitled to earn an additional incentive rate. For more information, see Regulatory Issues—Federal Regulation—Transmission Regulation.

Transmission Statistics

December 31, 2013
Network Circuit Miles	Billing Peak (MW)	Historical Annual Load Growth 2009-2013
1,499	10,414	(0.5)%

During 2013, we continued to execute our five major regional transmission projects for which we were assigned construction responsibility by PJM:

Major Transmission Projects
As of December 31, 2013
Project	Total Estimated Project Costs	Total Project Spend	Expected In-Service Date
	Millions
Susquehanna-Roseland	$790	$661	June 2014/June 2015
Northeast Grid Reliability	$907	$228	June 2015
North Central Reliability	$390	$349	June 2014
Burlington-Camden 230kV	$399	$301	June 2014
Mickleton-Gloucester-Camden 230kV	$435	$122	June 2015

In December 2013, we were assigned construction by PJM of a new transmission project that will provide a double-circuit 345kV line in the Bergen-Linden Corridor to maintain reliability. This project has an expected in-service date of June 2018, and an estimated construction cost of up to $1.2 billion. The net increase in PSE&G’s capital expenditures is expected to be less than the estimated cost of the 345 kV project, as it will eliminate the need for certain other projects that had been previously assigned by PJM.

Distribution
PSE&G distributes gas and electricity to end users in our service territory. Our load requirements were split among residential, commercial and industrial customers, as described in the following table for 2013. We believe that we have all the franchise rights (including consents) necessary for our electric and gas distribution operations in the territory we serve.

	% of 2013 Sales
Customer Type	Electric	Gas
Commercial	57%	36%
Residential	33%	60%
Industrial	10%	4%
Total	100%	100%

While our customer base has remained steady, gas load has increased and electric load has declined as illustrated:

Electric and Gas Distribution Statistics

	December 31, 2013
	Number of Customers		Electric Sales and Gas Sold and Transported		Historical Annual Load Growth 2009-2013
Electric	2.2	Million	41,277	GWh	(1.1)%
Gas	1.8	Million	3,813	Million Therms	2.1%

The decline in electric sales is the result of changes in customer usage patterns, including conservation, and the slowdown in economic activity that occurred during the recent recession. Gas sales increased as a result of increased usage by non-firm customers as a result of lower gas prices and more favorable winter weather.
Solar Generation
In order to support New Jersey's Energy Master Plan and the state's renewable energy goals, we have undertaken two major solar initiatives at PSE&G, the Solar Loan Program and the Solar 4 All Program. Our Solar Loan Program provides solar system financing to our residential and commercial customers. The loans are repaid with cash or solar renewable energy certificates (SRECs). We sell the SRECs used to repay the loans through a periodic auction, the proceeds of which are used to offset program costs. Our Solar 4 All Program invests in utility-owned solar PV centralized solar systems installed on PSE&G property and third party sites, and solar panels installed on distribution system poles in our electric service territory. We sell the energy and capacity from the systems in the PJM wholesale electricity market. In addition, we sell SRECs generated by the projects through the same periodic auction used in the loan program, the proceeds of which are used to offset program costs. As of December 31, 2013, we have invested an aggregate of approximately $700 million in both solar programs.
Supply
Although commodity revenues make up almost 43% of our revenues, we make no margin on the supply of electricity and gas since the actual costs are passed through to our customers.
All electric and gas customers in New Jersey have the ability to choose their own electric energy and/or gas supplier. Pursuant to the BPU requirements, we serve as the supplier of last resort for two types of electric and gas customers within our service territory that are not served by another supplier. The first type, which represents about 80% of PSE&G’s load requirements, provides default supply service for smaller industrial and commercial customers and residential customers at seasonally-adjusted fixed prices for a three-year term (BGS-Fixed Price). These rates change annually on June 1 and are based on the average price obtained at auctions in the current year and two prior years. The second type provides default supply for larger customers, with energy priced at hourly PJM real-time market prices for a contract term of 12 months (BGS-CIEP).
We procure the supply to meet our BGS obligations through auctions authorized by the BPU for New Jersey’s total BGS requirement. These auctions take place annually in February. Results of these auctions determine which energy suppliers are authorized to supply BGS to New Jersey’s EDCs. Once validated by the BPU, electricity prices for BGS service are set. Approximately one-third of PSE&G’s total BGS-Fixed Price eligible load is auctioned each year for a three-year term. For information on current prices, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.
PSE&G procures the supply requirements of its default service BGSS gas customers through a full requirements contract with Power. The BPU has approved a mechanism designed to recover all gas commodity costs related to BGSS for residential customers. BGSS filings are made annually by June 1 of each year, with an effective date of October 1. PSE&G’s revenues are matched with its costs using deferral accounting, with the goal of achieving a zero cumulative balance by September 30 of each year. In addition, we have the ability to put in place two self-implementing BGSS increases on December 1 and February 1 of up to 5% and also may reduce the BGSS rate at any time. See Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities for information on recent self-implementing credits. Any difference between rates charged under the BGSS contract and rates charged to our residential customers is deferred and collected or refunded through adjustments in future rates. Commercial and industrial customers that do not have third party suppliers are also supplied under the BGSS arrangement. These customers are charged a market-based price largely determined by prices for commodity futures contracts.
Markets and Market Pricing
Historically, there has been significant volatility in commodity prices. Such volatility can have a considerable impact on us since a rising commodity price environment results in higher delivered electric and gas rates for customers. This could result in decreased demand for electricity and gas, increased regulatory pressures and greater working capital requirements as the collection of higher commodity costs from our customers may be deferred under our regulated rate structure. A declining commodity price on the other hand, would be expected to have the opposite effect. For additional information, including the impact of natural gas commodity prices on electricity prices such as BGS, see Item 7. MD&A—Overview of 2013 and Future Outlook.
Other
Energy Holdings primarily owns and manages a portfolio of lease investments. Over the past several years, we have terminated all of our international leveraged leases in order to reduce the cash tax exposure related to these leases. We have also reduced our risk by opportunistically monetizing all of our previous international investments.
The majority of Energy Holdings' remaining $825 million of domestic lease investments are primarily energy-related leveraged leases. As of December 31, 2013, 70% of our total leveraged lease investments were rated as below investment grade by Standard & Poor's.
Energy Holdings' leveraged leasing portfolio is designed to provide a fixed rate of return. Leveraged lease investments involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease financing, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and, with respect to our lease investments, is not presented on our Consolidated Balance Sheets.
The lessor acquires economic and tax ownership of the asset and then leases it to the lessee for a period of time no greater than 80% of its remaining useful life. As the owner, the lessor is entitled to depreciate the asset under applicable federal and state tax guidelines. The lessor receives income from lease payments made by the lessee during the term of the lease and from tax benefits associated with interest and depreciation deductions with respect to the leased property. Our ability to realize these tax benefits is dependent on operating gains generated by our other operating subsidiaries and allocated pursuant to the consolidated tax sharing agreement between us and our operating subsidiaries.
Lease rental payments are unconditional obligations of the lessee and are set at levels at least sufficient to service the non-recourse lease debt. The lessor is also entitled to any residual value associated with the leased asset at the end of the lease term. An evaluation of the after-tax cash flows to the lessor determines the return on the investment. Under accounting principles generally accepted in the United States (GAAP), the leveraged lease investment is recorded net of non-recourse debt and income is recognized as a constant return on the net unrecovered investment.
For additional information on leases, including the credit, tax and accounting risks, see Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Credit Risk, Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables and Note 13. Commitments and Contingent Liabilities.
On December 31, 2013, PSEG Long Island LLC (PSEG LI) and the Long Island Power Authority (LIPA) entered into a twelve year Amended and Restated Operations Services Agreement (OSA) effective January 1, 2014 to operate LIPA’s electric transmission and distribution (T&D) system in Long Island, New York. As required by the OSA, PSEG LI also provides administrative support functions to LIPA. PSEG LI uses its brand in the Long Island T&D service area. Pursuant to the OSA, PSEG LI acts as LIPA's agent in performing many of its obligations and in return (a) receives reimbursement for pass-through operating expenditures, (b) receives a fixed management fee, and (c) is eligible to receive an incentive fee contingent on meeting established performance metrics. In addition, there is the opportunity for the parties to extend the contract for an additional eight years subject to the achievement by PSEG LI of certain performance levels during the initial term of the OSA. Also, beginning in 2015, Power will provide fuel procurement and power management services to LIPA under separate agreements.

COMPETITIVE ENVIRONMENT
Power
Various market participants compete with us and one another in buying and selling in the wholesale energy markets, entering into bilateral contracts and selling to aggregated retail customers. Our competitors include:

•	merchant generators,

•	domestic and multi-national utility generators,

•	energy marketers,

•	banks, funds and other financial entities,

•	fuel supply companies, and

•	affiliates of other industrial companies.
New additions of lower-cost or more efficient generation capacity could make our plants less economical in the future. Although it is not clear if this capacity will be built or, if so, what the economic impact will be, such additions could impact market prices and our competitiveness.
Our business is also under competitive pressure due to demand side management (DSM) and other efficiency efforts aimed at changing the quantity and patterns of usage by consumers which could result in a reduction in load requirements. A reduction in load requirements can also be caused by economic cycles, weather, municipal aggregation and other customer migration and other factors. In addition, how resources such as demand response and capacity imports are permitted to bid into the capacity markets also affects the prices paid to generators such as Power in these markets. It is also possible that advances in technology, such as distributed generation and micro grids, will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. To the extent that additions to the electric transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, our revenues could be adversely affected. Changes in the rules governing what types of transmission will be built, who is permitted to build transmission and who will pay the costs of future transmission could also impact our revenues.
Adverse changes in energy industry law, policies and regulation, including market structures and a potential shift away from competitive markets toward subsidized market mechanisms, would have the effect of artificially depressing prices in the competitive wholesale market and thus have the potential to harm competitive markets, on both a short-term and a long-term basis.
Environmental issues, such as restrictions on emissions of carbon dioxide (CO2) and other pollutants, may also have a competitive impact on us to the extent that it becomes more expensive for some of our plants to remain compliant, thus affecting our ability to be a lower-cost provider compared to competitors without such restrictions. In addition, most of our plants, which are located in the Northeast where rules are more stringent, can be at an economic disadvantage compared to our competitors in certain Midwest states. If any new legislation were to require our competitors to meet the environmental standards currently imposed upon us, we would likely have an economic advantage since we have already installed significant pollution-control technology at most of our fossil stations.
In addition, pressures from renewable resources could increase over time. For example, many parts of the country, including the mid-western region within the footprint of the Midwest Independent System Operator (MISO), the California ISO and the PJM region, have either implemented or proposed implementing changes to their respective regional transmission planning processes that may enable the construction of large amounts of “public policy” transmission to move renewable generation to load centers. For additional information, see the discussion in Regulatory Issues—Federal Regulation, below.
PSE&G
Our transmission and distribution business is minimally impacted when customers choose alternate electric or gas suppliers since we earn our return by providing transmission and distribution service, not by supplying the commodity. Increased reliance by customers on net-metered generation, including solar, and changes in customer behaviors can result in decreased reliance on our system and impact our revenues and investment opportunities. The demand for electric energy and gas by customers is affected by customer conservation, economic conditions, weather and other factors not within our control.
Changes in the current policies for building new transmission lines, such as those ordered by the FERC and being implemented by PJM and other ISOs to eliminate contractual provisions that provide us a “right of first refusal” to construct projects in our service territory, could result in third party construction of transmission lines in our area in the future and also allow us to seek opportunities to build in other service territories. For additional information, see the discussion in Regulatory Issues—Federal Regulation—Transmission Regulation, below.
Construction of new local generation also has the potential to reduce the need for the construction of new transmission to transport remote generation and alleviate system constraints.
EMPLOYEE RELATIONS
As of December 31, 2013, we had 9,887 employees within our subsidiaries, including 6,125 covered under collective bargaining agreements. In December 2013, we reached agreement with one of our six labor unions to extend its collective bargaining agreement for three years through April, 2017. Our other collective bargaining agreements expire in April 2017 with three labor unions, in October 2017 with one labor union and in May 2018 with one labor union. We believe we maintain satisfactory relationships with our employees.

Employees as of December 31, 2013
	Power	PSE&G	Other
Non-Union	1,224	1,548	990
Union	1,409	4,707	9
Total Employees	2,633	6,255	999

Effective January 1, 2014, in connection with our new management contract with LIPA we assumed the collective bargaining agreement between National Grid, LIPA's previous management contractor, and a labor union. This union contract expires in February, 2015. We commenced operations in Long Island with approximately 1,400 union employees and 700 non-union employees.
REGULATORY ISSUES
Federal Regulation
FERC
The FERC is an independent federal agency that regulates the transmission of electric energy and gas in interstate commerce and the sale of electric energy and gas at wholesale pursuant to the Federal Power Act (FPA) and the Natural Gas Act. PSE&G and the generation and energy trading subsidiaries of Power are public utilities as defined by the FPA. The FERC has extensive oversight over such public utilities. FERC approval is usually required when a public utility seeks to: sell or acquire an asset that is regulated by the FERC (such as a transmission line or a generating station); collect costs from customers associated with a new transmission facility; charge a rate for wholesale sales under a contract or tariff; or engage in certain mergers and internal corporate reorganizations.
The FERC also regulates generating facilities known as qualifying facilities (QFs). QFs are cogeneration facilities that produce electricity and another form of useful thermal energy, or small power production facilities where the primary energy source is renewable, biomass, waste or geothermal resources. QFs must meet certain criteria established by the FERC. We own various QFs through Power. QFs are subject to some, but not all, of the same FERC requirements as public utilities.
The FERC also regulates Regional Transmission Operators/ISOs, such as PJM, and their energy and capacity markets.
For us, the major effects of FERC regulation fall into five general categories:

•	Regulation of Wholesale Sales—Generation/Market Issues

•	Energy Clearing Prices

•	Capacity Market Issues

•	Transmission Regulation

•	Compliance

Regulation of Wholesale Sales—Generation/Market Issues
Market Power
Under FERC regulations, public utilities must receive FERC authorization to sell power in interstate commerce. They can sell power at cost-based rates or apply to the FERC for authority to make market-based rate (MBR) sales. For a requesting company to receive MBR authority, the FERC must first make a determination that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. The FERC requires that holders of MBR tariffs file an update every three years demonstrating that they continue to lack market power and/or that market power has been sufficiently mitigated and report in the interim to the FERC any material change in facts from those the FERC relied on in granting MBR authority.
PSE&G, PSEG Energy Resources & Trade LLC, PSEG Power Connecticut, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG New Haven LLC all have been granted MBR authority from the FERC. Each of these companies, except PSEG New Haven LLC (which received MBR authority in May 2012), filed a market power update with the FERC at the end of 2013, which the FERC must accept in order for these companies to retain MBR authority. Retention of MBR authority is important to the maintenance of our current generation business’ revenues. The matter is pending.
Energy Clearing Prices
Energy clearing prices in the markets in which we operate are generally based on bids submitted by generating units. Under FERC-approved market rules, bids are subject to price caps and mitigation rules applicable to certain generation units. The FERC rules also govern the overall design of these markets. At present, all units receive a single clearing price based on the bid of the marginal unit (i.e. the last unit that must be dispatched to serve the needs of load). These FERC rules have a direct impact on the energy prices received by our units.
Capacity Market Issues
PJM, the NYISO, and the ISO-NE each have capacity markets that have been approved by the FERC. The FERC regulates these markets and held a technical conference in September 2013 to examine whether the market design for these three capacity markets is working optimally. One of the specific issues being considered by the FERC is whether capacity market rules are properly responding to, and fostering the development of, state public policies, demand response and emerging technologies. We cannot predict what action, if any, the FERC might take with regard to capacity market design.
PJM—RPM is the locational installed capacity market design for the PJM region, including a forward auction for installed capacity. Under RPM, generators located in constrained areas within PJM are paid more for their capacity as an incentive to ensure adequate supply where generation capacity is most needed. The mechanics of RPM in PJM continue to evolve and be refined in stakeholder proceedings in which we are active. There is currently significant discussion about (i) the future role of demand response in the RPM market, including examining how demand response resources should be paid and how these resources and programs - both existing and planned - should be measured, verified and bid in RPM to ensure their availability, (ii) the setting of the Cost of New Entry (CONE) value for the RPM demand curve for the next three years, which is a major input in establishing the price generators will be paid in RPM, (iii) the future process for submitting below Minimum Offer Price Rule (MOPR) bids by subsidized generation into the capacity market, as further discussed below and (iv) the impact of “seams” issues on the PJM capacity market, such as the extent to which the rules governing generation located within PJM are being equally applied to generation imported into PJM from the MISO, as further discussed below.
The FERC has recently issued an order capping the amount of "limited" demand response resources (i.e. resources which can only be called on by PJM a limited number of times during the summer months) that can clear in PJM's capacity auctions. PJM expects that capping "limited" demand response participation will have an upward effect on capacity prices in the next auction.
MISO—MISO does not have a mandatory capacity market in place, as load serving entities may submit Fixed Resource Adequacy Plans in lieu of participating in the capacity auction. In the May 2013 RPM auction, the difference between the MISO and PJM capacity markets was highlighted, as significant amounts of MISO generation were bid as imports into PJM and cleared in RPM. MISO is seeking to facilitate additional exports. The FERC is currently examining this "capacity portability" issue. To the extent that MISO generation is not subject to the same types of rules and requirements as generation located within PJM, Power could be adversely impacted.
ISO-NE—ISO-NE’s market for installed capacity in New England provides fixed capacity payments for generators, imports and demand response. The market design consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of resources on the system and contains incentive mechanisms to encourage availability during stressed system conditions. The FERC has recently issued an order requiring the implementation of a downward sloping demand curve, similar to the design in place in PJM, for use in ISO-NE's ninth capacity market auction to be held in February 2015 and effective in the 2018-2019 power year. This action is expected to result in greater stability of capacity prices in New

England. As in PJM, capacity market rules in the ISO-NE continue to develop, with significant issues still under consideration, including the number and location of capacity zones to be utilized and how the ISO-NE addresses the impact of state-funded programs such as renewable resources.
NYISO—NYISO operates a short-term capacity market that provides a forward price signal only for six months into the future. The NYISO capacity model currently recognizes only two separate zones that potentially may separate in price: New York City and Long Island. On August 13, 2013, the FERC issued an order approving NYISO’s April 30, 2013 filing establishing the boundaries of a third capacity zone that will encompass the super zone that includes the lower Hudson Valley and New York City to take effect May 1, 2014. The FERC is also currently considering what type of generation unit should be used as the reference unit for the purposes of establishing the CONE in the “rest of State” zone (excluding the lower Hudson Valley, New York City and Long Island). This issue is significant since it will set the demand curve on which future capacity prices paid to generators will be based for the period May 1, 2014 through April 30, 2017. In January 2014, the FERC issued an order accepting the NYISO’s proposed reference unit (a unit with no environmental controls), which may have the effect of depressing capacity prices. This order is subject to rehearing.
Discussions at the FERC concerning other potential changes to NYISO capacity markets, including rules to govern payments and bidding requirements for generators proposing to exit the market but required to remain in service for reliability reasons, are also ongoing.
Long-Term Capacity Agreement Pilot Program Act (LCAPP)—In 2011, the State of New Jersey enacted the LCAPP to subsidize approximately 2,000 MW of new natural gas-fired generation. The LCAPP provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey EDCs. The SOCA required each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers. Each of the New Jersey EDCs, including PSE&G, entered into three SOCAs as directed by the State, but did so under protest reserving their rights.
In 2013, the U.S. District Court in New Jersey found that the LCAPP was unconstitutional and declared the LCAPP null and void. This federal court decision is currently being challenged on appeal in the Third Circuit Court of Appeals. The State of Maryland also took action to subsidize above-market new generation. This action was also determined to be unconstitutional in 2013 in the U.S. District Court in Maryland. The federal court decision is currently being challenged in the Fourth Circuit Court of Appeals.
As a result of the New Jersey U.S. District Court’s final decision, PSE&G terminated the SOCA contracts in November 2013 with CPV Shore, LLC (CPV), a subsidiary of Competitive Power Ventures, Inc. and Hess Newark, LLC (Hess), a subsidiary of Hess Corporation, the counterparties to two of the SOCA contracts, by providing written notice in accordance with the terms of the SOCA contracts. The third SOCA contract had been terminated earlier in 2013 due to a default by the generator.
Transmission Regulation
The FERC has exclusive jurisdiction to establish the rates and terms and conditions of service for interstate transmission. We currently have FERC-approved formula rates in effect to recover the costs of our transmission facilities. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are then trued up the following year to reflect actual annual expenses and capital expenditures. Our allowed ROE is 11.68% for both existing and new transmission investments and we have received incentive rates, affording a higher ROE, for certain large scale transmission investments. For information about our transmission formula rate, including our 2014 Annual Formula Rate update filing with the FERC, see Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities.
Our 2013 Annual Formula Rate Update with the FERC provided for approximately $174 million in increased annual transmission revenues effective January 1, 2013. Our 2014 Annual Formula Rate Update with the FERC provides for approximately $171 million in increased annual transmission revenues effective January 1, 2014.

•
Transmission Policy Developments—The FERC concluded in Order No. 1000 that the incumbent transmission owner should not always have a “right of first refusal” (ROFR) to construct and own transmission projects in its service territory. We have challenged the FERC's elimination of the ROFR in federal court, which challenge remains pending. PJM is currently implementing new rules under which the construction of certain types of transmission projects is no longer subject to a ROFR for incumbents. The FERC has also approved the “state agreement approach” to cost allocation under which transmission projects being built to address public policy concerns may be placed into PJM's planning process if the state sponsoring the project agrees to pay the costs of the project. To date, no such projects have been placed into the planning process but this mechanism could potentially facilitate transmission projects that are not needed for reliability or market efficiency under PJM standards for transmission, including potential offshore wind projects proposed by third parties, should a state or states agree to fund the costs of such projects.

We cannot predict the final outcome or impact on us; however, specific implementation of Order 1000 in the various regions, including within our service territory, may expose us to competition from third party construction of certain transmission projects within our service territory while at the same time providing opportunities to build transmission outside of our service territory.

•
Transmission Rate Proceedings—In September 2011, a complaint was filed by several state utility commissions and consumer advocates against transmission owners in New England challenging their base ROE. In August 2013, a FERC Administrative Law Judge (ALJ) issued a decision finding the utilities' base ROE to no longer be just and reasonable. In February 2013, several state utility commissions and consumer advocates, including the BPU and the New Jersey Division of Rate Counsel, also filed a complaint at the FERC challenging the base ROE and formula transmission rate implementation protocols of transmission owners in Maryland, Pennsylvania, Delaware and New Jersey. This complaint remains pending. In addition, on November 12, 2013, a group of industrial customers in MISO filed a complaint against the MISO transmission owners, requesting that the FERC reduce the transmission owners’ base ROE and eliminate the ROE adders for among other things, participation in an RTO. Alternatively, the customers requested that the FERC find the base ROE to be unjust and unreasonable and expeditiously establish settlement procedures. Further, on February 6, 2014, a public power association in New York filed a complaint against one of the New York transmission owners asking the FERC to reduce the ROE used to calculate the transmission owner’s rates. The results of these proceedings could set a precedent for the FERC-regulated transmission owners with formula rates in place, such as ours.

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
Compliance

•
    FERC Audit—Each of the PSEG companies that have MBR authority from the FERC is being audited by the FERC for compliance with its rules for (i) receiving and retaining MBR authority (ii) the filing of electric quarterly reports and (iii) our units' receipt of payments from the RTO/ISO when they are required to run for reliability reasons when it is not economical for them to do so. The FERC will issue a report at the conclusion of the audit.

•
    Reliability Standards—Congress has required the FERC to put in place, through the North American Electric Reliability Council (NERC), national and regional reliability standards to ensure the reliability of the United States electric transmission and generation system and to prevent major system blackouts. Many reliability standards have been developed and approved. These standards apply both to reliability of physical assets interconnected to the bulk power system and to the protection of critical cyber assets. In 2013, the FERC enacted new rules that will bring our generating units within the scope of the standards applicable to critical cyber assets and increase our compliance responsibilities.

Commodity Futures Trading Commission (CFTC)
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the SEC and the CFTC are in the process of implementing a new regulatory framework for swaps and security-based swaps. The legislation was enacted to reduce systemic risk, increase transparency and promote market integrity within the financial system by providing for the registration and comprehensive regulation of swap dealers and by imposing recordkeeping, data reporting, margin and clearing requirements with respect to swaps. To implement the Dodd-Frank Act, the CFTC has engaged in a comprehensive rulemaking process and has issued a number of proposed and final rules addressing many of the key issues. We are currently subject to record keeping and data reporting requirements applicable to commercial end users. The CFTC has also proposed rules establishing position limits for trading in certain commodities, such as natural gas, and we are currently analyzing the potential impact of these rules on our business.

Nuclear Regulatory Commission (NRC)
Our operation of nuclear generating facilities is subject to comprehensive regulation by the NRC, a federal agency established to regulate nuclear activities to ensure protection of public health and safety, as well as the security and protection of the environment. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstration to the NRC that plant operations meet requirements is also necessary. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. The current operating licenses of our nuclear facilities expire in the years shown in the following table:

Unit	Year
Salem Unit 1	2036
Salem Unit 2	2040
Hope Creek	2046
Peach Bottom Unit 2	2033
Peach Bottom Unit 3	2034

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in 2011, the NRC began performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan have resulted in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants currently meet the stringent applicable design and safety specifications of the NRC.
In 2011, the NRC task force submitted a report containing various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. The NRC staff also issued a document which provided for a prioritization of the task force recommendations. The NRC approved the staff's prioritization and implementation recommendations subject to a number of conditions. Among other things, the NRC advised the staff to give the highest priority to those activities that can achieve the greatest safety benefit and/or have the broadest applicability (Tier 1), to review filtration of boiling water reactor (BWR) primary containment vents and encouraged the staff to create requirements based on a performance-based system which allows for flexible approaches and the ability to address a diverse range of site-specific circumstances and conditions and strive to implement the requirements by 2016. The NRC issued letters and orders to licensees implementing the Tier 1 recommendations in March 2012.
Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric BWRs utilizing the Mark I containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. Fukushima Daiichi Units 1-4 are BWRs equipped with Mark I containments. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with the petition.
On March 19, 2013, the NRC initiated a rulemaking process for improvements to venting systems at 31 U.S. BWRs with “Mark I” and “Mark II” containments (similar to those at Fukushima), which include our Hope Creek Unit and Peach Bottom Units 2 and 3. On June 6, 2013, the NRC issued orders requiring Mark I and Mark II licensees to upgrade or replace their reliable hardened vents with containment venting systems designed and installed to remain functional during severe accident conditions. For our Hope Creek and Peach Bottom units, final installation of the required modifications is expected to occur during the planned refueling outages in 2016-2018.
The NRC is currently developing the regulatory basis for the filtering strategies rulemaking. That evaluation is expected to be completed in December 2014. The NRC continues to evaluate potential revisions to its requirements in connection with its operational and safety reviews of nuclear facilities in the United States as a result of the Fukushima Daiichi incident.
We are unable to predict the final outcome of these reviews or the cost of any actions we would need to take to comply with any new regulations, including possible modifications to our Salem, Hope Creek and Peach Bottom facilities, but such cost could be material.
State Regulation
Since our operations are primarily located within New Jersey, our principal state regulator is the BPU, which oversees electric and natural gas distribution companies in New Jersey. We are also subject to various other states’ regulations due to our operations in those states.
Our New Jersey utility operations are subject to comprehensive regulation by the BPU including, among other matters, regulation of retail electric and gas distribution rates and service, the issuance and sale of certain types of securities and compliance matters. PSE&G's participation in solar, demand response and energy efficiency programs is also regulated by the

BPU, as the terms and conditions of these programs are approved by the BPU. BPU regulation can also have a direct or indirect impact on our power generation business as it relates to energy supply agreements and energy policy in New Jersey.
We must file electric and gas rate cases with the BPU in order to change our utility base distribution rates. Our last base rate case was settled in 2010. In addition to base rates, we recover certain costs or earn on certain investments pursuant to mechanisms known as adjustment clauses. These clauses permit the flow-through of costs to, or the recovery of investments from, customers related to specific programs, outside the context of base rate case proceedings. Recovery of these costs or investments is subject to BPU approval for which we make periodic filings. Delays in the pass-through of costs or recovery of investments under these mechanisms could result in significant changes in cash flow. For additional information on our specific filings, see Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities.
Significant state regulatory matters that may have an impact on our business are as follows:
Energy Strong Program—In February 2013, we filed a petition with the BPU describing the improvements we recommend making to our BPU jurisdictional electric and gas system to improve resiliency for the future. The changes that were described would be made over a ten-year period. In this petition, we are seeking approval to invest $0.9 billion in our gas distribution system and $1.7 billion in our electric distribution system over an initial five-year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. The current estimated cost of the entire program, including the first five years of investments for which we sought approval in this petition, is $3.9 billion. We anticipate seeking BPU approval to complete our investment under the program at a later date. We have continued to respond to data requests from the BPU, the New Jersey Division of Rate Counsel and intervenors. All required public hearings were completed in October 2013, and the review of PSE&G’s proposal is ongoing at the BPU. We cannot predict the outcome of this matter. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements.
Storm Proceedings—In the fourth quarter of 2012, we were severely impacted by Superstorm Sandy, which resulted in the highest level of customer outages in our history. We sustained significant damage to some of our generation, transmission and distribution facilities. In December 2012, the BPU issued an order allowing PSE&G to defer on its books actually incurred, prudent, incremental storm restoration costs associated with extraordinary storms, including Superstorm Sandy and Hurricane Irene, and not otherwise recoverable through base rates or insurance. In March 2013, the BPU initiated two generic proceedings with the New Jersey utilities, including PSE&G. The first was a proceeding to evaluate the prudency of storm costs incurred in 2011 and 2012 and the second was to evaluate major storm event mitigation proposals. In June 2013, PSE&G made its compliance filing in the storm cost prudency proceeding, providing certain details of our storm restoration costs for Superstorm Sandy as well as other major storms, including outage information, capital expenditures, operation and maintenance (O&M) expenses and incremental O&M expenses. We requested that the BPU issue an Order approving the compliance filing and specifically finding that the storm costs incurred were reasonable and prudent, and should be recovered from ratepayers. The review of the prudency of these expenses is now pending before the BPU. We cannot predict the outcome of this review. As of December 31, 2013, we had deferred $245 million in storm costs as a Regulatory Asset.
New Jersey Energy Master Plan (EMP)—New Jersey law requires that an EMP be developed every three years, the purpose of which is to ensure safe, secure and reasonably-priced energy supply, foster economic growth and development and protect the environment. While not having the force of law, the EMP provides an overview of energy policy in New Jersey and may provide both opportunities and challenges for PSEG. The most recent EMP was finalized in December 2011 and placed an emphasis on expanding in-state electricity resources, reducing energy costs, recognizing the impact of climate change and setting new targets for a renewable portfolio standard and goals for energy supplies from clean energy sources.
ENVIRONMENTAL MATTERS
Changing environmental laws and regulations significantly impact the manner in which our operations are currently conducted and impose costs on us to reduce the health and environmental impacts of our operations. To the extent that environmental requirements are more stringent and compliance more costly in certain states where we operate compared to other states that are part of the same market, such rules may impact our ability to compete within that market. Due to evolving environmental regulations, it is difficult to project future costs of compliance and their impact on competition. Capital costs of complying with known pollution control requirements are included in our estimate of construction expenditures in Item 7. MD&A—Capital Requirements. The costs of compliance associated with any new requirements that may be imposed by future regulations are not known, but may be material.
Areas of environmental regulation may include, but are not limited to:

•	air pollution control,

•	climate change,

•	water pollution control,

•	hazardous substance liability, and

•	fuel and waste disposal.
For additional information related to environmental matters, including proceedings not discussed below, as well as anticipated expenditures for installation of pollution control equipment, hazardous substance liabilities and fuel and waste disposal costs, see Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.
Air Pollution Control
Our facilities are subject to federal regulation under the Clean Air Act (CAA) which requires controls of emissions from sources of air pollution and imposes record keeping, reporting and permit requirements. Our facilities are also subject to requirements established under state and local air pollution laws. The CAA requires all major sources, such as our generation facilities, to obtain and keep current an operating permit. The costs of compliance associated with any new requirements that may be imposed and included in these permits in the future could be material and are not included in our estimates of capital expenditures.

•
Nitrogen Oxide (NOx) Regulation: New Jersey High Electric Demand Day—In April 2009, the New Jersey Department of Environmental Protection (NJDEP) finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel-fired electric generation units. The rule has an impact on our generation fleet, as it imposes NOx emissions limits that require capital investment for controls or the retirement of up to 86 combustion turbines (approximately 1,750 MW) and four older New Jersey steam electric generation units (approximately 400 MW) by May 2015. See Item 8. Financial and Supplementary Data—Note 13. Commitments and Contingent Liabilities for further discussion of this issue.

•
Hazardous Air Pollutants Regulation—In February 2012, the EPA published under the National Emission Standard for Hazardous Air Pollutants provisions of the CAA, Mercury Air Toxics Standards (MATS) for both newly-built and existing electric generating sources. The impact to our fossil generation fleet in New Jersey and Connecticut and our jointly-owned coal-fired generating facilities in Pennsylvania is further discussed in Item 8. Financial and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

•
Demand Response (DR) Reciprocating Internal Combustion Engines (RICE) Litigation—In March and April 2013, we filed petitions at the EPA and in federal court, respectively, challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued on January 30, 2013. Among other things, the final EPA rule allows owners and operators of stationary emergency RICE to operate their engines as part of an emergency DR program without the installation and operation of emission controls or compliance with emission limits otherwise applicable to non-emergency counterparts. This waiver of NESHAP standards results in disparate treatment of different generation technology types. In our appeal, we are seeking more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market. On June 28, 2013, the EPA announced that it would reconsider certain other items included in the final rule that are also subject to the appeal. We cannot predict the final outcome of the EPA's action regarding NESHAP.

•
Cross-State Air Pollution Rule (CSAPR)—In July 2011, the EPA issued the final CSAPR, which limits power plant emissions of Sulfur Dioxide (SO2) and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards (NAAQS). In August 2012, the U.S. Court of Appeals for the D.C. Circuit (D.C. Court) vacated CSAPR and ordered that the existing Clean Air Interstate Rule (CAIR) requirements remain in effect until an appropriate substitute rule has been promulgated. The purpose of CAIR is to improve ozone and fine particulate air quality within states that have not demonstrated achievement of the NAAQS. CAIR was implemented through a cap-and-trade program and, to date, the impact has not been material to us as the allowances allocated to our stations were sufficient. If 2014 operations are similar to those in the past four years, it is expected that the impact to our operations from CAIR in New Jersey, New York and Connecticut in 2014 will not be significant.

In June 2013, the Supreme Court announced that it would review the D.C. Court's decision. Oral arguments were held in December 2013. If the Supreme Court were to overturn the D.C. Court's ruling and reinstate CSAPR, we do not anticipate that there will be any material adverse impact on our earnings and financial condition. The EPA has announced its plan to propose a new rule in late 2014 to replace the vacated CSAPR that will solely address ozone NAAQS for NOx. We cannot determine the impact that this new rule might have on us.

Climate Change

•
CO2 Regulation Under the CAA—In April 2013, several industrial groups petitioned the Supreme Court to review various EPA rules issued under the CAA, including the Tailoring Rule, to regulate greenhouse gas (GHG) emissions, including CO2. The Tailoring Rule requires a new source or an existing source which undergoes a major modification, to evaluate and perhaps install best available control technology (BACT) for GHG emissions. On October 15, 2013, the Supreme Court agreed to add the case to the docket for its current term to consider whether the EPA has authority to regulate CO2 emissions of stationary sources, including power plants.

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
On January 8, 2014, the EPA proposed revised NSPS for new power plants. The revised NSPS establish three emission standards for CO2 emissions for the following categories: (i) fossil fuel-fired utility boilers and integrated gasification combined cycle (IGCC) units, (ii) large natural gas combustion turbines, and (iii) small natural gas combustion turbines. The EPA is requesting comment on use of an electric output sales threshold to determine applicability to the NSPS. This electric output sales threshold would eliminate the outright exclusion of simple cycle combustion turbines which was proposed in the initial April 2012 NSPS. We cannot predict the final outcome of these proposed standards.
If relevant federal or state common law were to impose liability upon those that emit GHGs for alleged impacts of GHGs emissions, such potential liability to our fossil generation operations could be material. However, approximately 60% of our generation output comes from nuclear facilities which are GHG-free and would not be impacted.

•
Climate-Related Legislation—The federal government may consider legislative proposals to define a national energy policy and address climate change. Proposals under consideration include, but are not limited to, provisions to establish a national clean energy portfolio standard and to establish an energy efficiency resource standard. Provisions of any new proposal may present material risks and opportunities to our businesses. The final design of any legislation will determine the impact on us, which we are not now able to reasonably estimate.

•
Regional Greenhouse Gas Initiative (RGGI)—In response to concerns over global climate change, some states have developed initiatives to stimulate national climate legislation through CO2 emission reductions in the electric power industry. Certain northeastern states (RGGI States), including New York and Connecticut where we have generation facilities, have state-specific rules in place to enable the RGGI regulatory mandate in each state to cap and reduce CO2 emissions.

These rules make allowances available through a regional auction whereby generators may acquire allowances that are each equal to one ton of CO2 emissions. Generators are required to submit an allowance for each ton emitted over a three-year period. Allowances are available through the auction or through secondary markets.
On February 7, 2013, the RGGI States released an updated Model Rule that, among other things, reduces the amount of available regional CO2 allowances beginning in 2014. Each RGGI State must implement the changes through state-specific regulations. We do not expect these changes, or any future changes, to the RGGI rules will have a material impact on us.
New Jersey withdrew from RGGI beginning in 2012. As a result, our New Jersey facilities are no longer obligated to acquire CO2 emission allowances. This action has been challenged by environmental groups in the New Jersey state court. We cannot predict the outcome of this matter.
New Jersey also adopted the Global Warming Response Act in 2007, which calls for stabilizing its GHG emissions to 1990 levels by 2020, followed by a further reduction of greenhouse emissions to 80% below 2006 levels by 2050. To reach this goal, the NJDEP, the BPU, other state agencies and stakeholders are required to evaluate methods to meet and exceed the emission reduction targets, taking into account their economic benefits and costs.
Water Pollution Control
The Federal Water Pollution Control Act (FWPCA) prohibits the discharge of pollutants to U.S. waters from point sources, except pursuant to a National Pollutant Discharge Elimination System (NPDES) permit issued by the EPA or by a state under a federally authorized state program. The FWPCA authorizes the imposition of technology-based and water quality-based effluent limits to regulate the discharge of pollutants into surface waters and ground waters. The EPA has delegated authority to a number of state agencies, including those in New Jersey, New York and Connecticut, to administer the NPDES program through state action. We also have ownership interests in facilities in other jurisdictions that have their own laws and implement regulations to control discharges to their surface waters and ground waters that directly govern our facilities in those jurisdictions.

•
Steam Electric Effluent Guidelines—In April 2013, the EPA issued notice of a proposed rule that would further limit the discharge of pollutants in wastewater from the operation of coal-fired generating facilities. Our co-owned Keystone and Conemaugh facilities continue to use technologies that generate these wastewater discharges. However, our other coal-fired facilities no longer discharge many of these types of wastewater pollutants. We are unable to predict the impact on Keystone and Conemaugh but do not believe there would be any material impact on our other coal-fired facilities.

In addition to regulating the discharge of pollutants, the FWPCA regulates the intake of surface waters for cooling. The use of cooling water is a significant part of the generation of electricity at steam-electric generating stations. Section 316(b) of the FWPCA requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. The impact of regulations under Section 316(b) can be significant, particularly at steam-electric generating stations which do not have closed cycle cooling through the use of cooling towers to recycle water for cooling purposes. The installation of cooling towers at an existing generating station can impose significant engineering challenges and significant costs, which can affect the economic viability of a particular plant.

•
Cooling Water Intake Structure Regulation—In 2011, the EPA published a new proposed rule which did not establish any particular technology as the BTA (e.g. closed-cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. We reviewed the proposed rule, assessed the potential impact on our generating facilities and used this information to develop our comments to the EPA which were filed in August 2011. In June 2012, the EPA posted a Notice of Data Availability (NODA) requesting comment on a series of technical issues related to the impingement mortality proposed standards. The EPA also posted a second NODA outlining its plans to finalize a “Willingness to Pay” survey it initiated to develop non-use benefits data in support of the initial rule proposal. We and industry trade associations submitted comments on both NODAs in July 2012. The EPA has rescheduled the date for adoption of a final rule several times. The EPA is currently scheduled to issue a final rule on April 17, 2014.

If the rule were to be adopted as originally proposed, the impact on us would be material since the majority of our electric generating stations would be affected. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations, although such impacts could be material. See Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities for additional information.
On October 1, 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court of New Jersey seeking to force the NJDEP to take action on our pending application for permit renewal at Salem either by denying the application or issuing a draft for public comment. The permit is currently pending the EPA’s finalization of the Clean Water Act 316(b) regulations. We were not named in the lawsuit nor do we know how this legal action will proceed but it could have a material impact on us.
Hazardous Substance Liability
The production and delivery of electricity, the distribution of gas and, formerly, the manufacture of gas, results in various by-products and substances classified by federal and state regulations as hazardous. These regulations may impose liability for damages to the environment from hazardous substances, including obligations to conduct environmental remediation of discharged hazardous substances as well as monetary payments, regardless of the absence of fault and the absence of any prohibitions against the activity when it occurred, as compensation for injuries to natural resources. Our historic operations and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

•
Site Remediation—The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the New Jersey Spill Compensation and Control Act (Spill Act) require the remediation of discharged hazardous substances and authorize the EPA, the NJDEP and private parties to commence lawsuits to compel clean-ups or reimbursement for such remediation. The clean-ups can be more complicated and costly when the hazardous substances are in a body of water.

•
Natural Resource Damages—CERCLA and the Spill Act authorize the assessment of damages against persons who have discharged a hazardous substance, causing an injury to natural resources. Pursuant to the Spill Act, the NJDEP requires persons conducting remediation to characterize injuries to natural resources and to address those injuries through restoration or damages. The NJDEP adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. The NJDEP also issued guidance to assist parties in calculating their natural resource damage liability for settlement purposes, but has stated that those calculations are applicable only for those parties that volunteer to settle a claim for natural resource damages before a claim is asserted by the NJDEP. We are currently unable to assess the magnitude of the potential financial impact of this regulatory change, although such impacts could be material.
Fuel and Waste Disposal

•
Nuclear Fuel Disposal—The federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund. In accordance with the Nuclear Waste Policy Act of 1982, in 2009 the U.S. Department of Energy (DOE) conducted its annual review of the adequacy of the Nuclear Waste Fee and concluded that the current fee of 1/10 cent per kWh was adequate to recover program costs. In 2011, we joined the Nuclear Energy Institute (NEI) and fifteen other nuclear plant operators in a lawsuit in federal court seeking suspension of the Nuclear Waste Fee. In June 2012, the court ruled that the DOE failed to justify continued payments by electricity consumers into the Nuclear Waste Fund and ordered the DOE to conduct a complete reassessment of this fee.

Spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in Independent Spent Fuel Storage Installations located at reactors or away from reactor sites. We have on-site storage facilities that are expected to satisfy the storage needs of Salem 1, Salem 2, Hope Creek, Peach Bottom 2 and Peach Bottom 3 through the end of their operating licenses. In November 2013, the court ordered the DOE Secretary to submit a proposal to Congress to adjust the fee to zero. In January 2014, the DOE Secretary comported with the court order and submitted the zero fee adjustment change letter to Congress, subject to DOE appeal rights. Absent Congressional and/or further Court action, the fee will revert to zero after ninety days of continuous legislative session. The earliest this is anticipated to occur is in the third quarter of 2014. If the fee were to be eliminated, Power would see an annualized pre-tax benefit of approximately $30 million.

•
Low Level Radioactive Waste—As a by-product of their operations, nuclear generation units produce low level radioactive waste. Such waste includes paper, plastics, protective clothing, water purification materials and other materials. These waste materials are accumulated on site and disposed of at licensed permanent disposal facilities. New Jersey, Connecticut and South Carolina have formed the Atlantic Compact, which gives New Jersey nuclear generators continued access to the Barnwell waste disposal facility which is owned by South Carolina. We believe that the Atlantic Compact will provide for adequate low level radioactive waste disposal for Salem and Hope Creek through the end of their current licenses including full decommissioning, although no assurances can be given. Low Level Radioactive Waste is periodically being shipped to the Barnwell site from Salem and Hope Creek. Additionally, there are on-site storage facilities for Salem, Hope Creek and Peach Bottom, which we believe have the capacity for at least five years of temporary storage for each facility.

•
Coal Combustion Residuals (CCRs)—In June 2010, the EPA published a proposed rule offering three main options for the management of CCRs under the Resource Conservation and Recovery Act. One of these options regulates CCRs as a hazardous waste. The final outcome of the EPA's proposed rulemaking cannot be predicted.

In April 2012, several environmental organizations and CCR marketers brought a citizens' suit against the EPA in federal court arguing that the EPA has a non-discretionary duty to issue the CCR rules by a certain date. In May 2012, the Utility Solid Waste Activities Group, of which PSEG is a member, filed a Motion to Intervene in order to be in alignment with the EPA in defending against the environmental organizations' action. On October 29, 2013, the Court issued a decision requiring the EPA to establish a regulatory deadline to issue the CCR Final Rule.
SEGMENT INFORMATION
Financial information with respect to our business segments is set forth in Item 8. Financial Statements and Supplementary Data—Note 23. Financial Information by Business Segment.

ITEM 1A.    RISK FACTORS
The following factors should be considered when reviewing our business. These factors could have a material adverse impact on our financial position, results of operations or net cash flows and could cause results to differ materially from those expressed elsewhere in this report.
The factors discussed in Item 7. MD&A may also have a material adverse effect on our results of operations and cash flows and affect the market prices for our publicly-traded securities. While we believe that we have identified and discussed the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant.
We are subject to comprehensive and evolving regulation by federal, state and local regulatory agencies that affects, or may affect, our businesses.
We are subject to regulation by federal, state and local authorities. Changes in regulation can cause significant delays in or materially affect business planning and transactions and can materially increase our costs. Regulation affects almost every aspect of our businesses, such as our ability to:

•
Obtain fair and timely rate relief—PSE&G's retail rates are regulated by the BPU and its wholesale transmission rates are regulated by the FERC. The retail rates for electric and gas distribution services are established in a base rate case and remain in effect until a new base rate case is filed and concluded. In addition, our utility has received approval for several clause recovery mechanisms, some of which provide for recovery of and on the authorized investments. These clause mechanisms require periodic updates to be reviewed and approved by the BPU. Our utility's transmission rates are recovered through a FERC-approved formula rate. The revenue requirements are reset each year through this formula. Transmission ROEs have recently become the target of certain state utility commissions, municipal utilities, consumer advocates and consumer groups seeking to lower customer rates in New England and New York. These agencies and groups have filed complaints at the FERC asking the FERC to reduce the base ROE of various transmission owners. They point to changes in the capital markets as justification for lowering the ROE of these companies. While we are not the subject of any of these complaints, they could set a precedent for FERC-regulated transmission owners, such as PSE&G. Inability to obtain fair or timely recovery of all our costs, including a return of or on our investments in rates, could have a material adverse impact on our business.

•
Obtain required regulatory approvals—The majority of our businesses operate under MBR authority granted by the FERC, which has determined that our subsidiaries do not have unmitigated market power and that MBR rules have been satisfied. Failure to maintain MBR eligibility, or the effects of any severe mitigation measures that may be required if market power was evaluated differently in the future, could have a material adverse effect on us.

We may also require various other regulatory approvals to, among other things, buy or sell assets, engage in transactions between our public utility and our other subsidiaries, and, in some cases, enter into financing arrangements, issue securities and allow our subsidiaries to pay dividends. Failure to obtain these approvals on a timely basis could materially adversely affect our results of operations and cash flows.

•
Comply with regulatory requirements—There are federal standards, including mandatory NERC and Critical Infrastructure Protection standards, in place to ensure the reliability of the U. S. electric transmission and generation system and to prevent major system black-outs. We have been, and will continue to be, periodically audited by the NERC for compliance.

Further, the FERC requires compliance with all of its rules and orders, including rules concerning Standards of Conduct, market behavior and anti-manipulation rules, reporting, interlocking directorate rules and cross-subsidization. Our companies with MBR authority are currently being audited by the FERC for compliance with FERC's rules regarding MBR authority, the filing of Electric Quarterly Reports (EQRs) and the receipt of payments in organized markets by our generating units that are required to run for reliability reasons when it is not economical for them to do so.
We are subject to the reporting and record-keeping requirements of the Dodd-Frank Act, as implemented by the CFTC, and may in the future be subject to CFTC requirements regarding position limits for trading of certain commodities. As part of the Dodd-Frank Act compliance, we will need to be vigilant in monitoring and reporting our swap transactions.
The BPU conducts periodic combined management/competitive service audits of New Jersey utilities related to affiliate standard requirements, competitive services, cross-subsidization, cost allocation and other issues. The BPU is near completion of a combined management audit and affiliate transactions audit of PSE&G.

We are exposed to commodity price volatility as a result of our participation in the wholesale energy markets.
The material risks associated with the wholesale energy markets known or currently anticipated that could adversely affect our operations include:

•
Price fluctuations and collateral requirements—We expect to meet our supply obligations through a combination of generation and energy purchases. We also enter into derivative and other positions related to our generation assets and supply obligations. As a result, we are subject to the risk of price fluctuations that could affect our future results and impact our liquidity needs. These include:

•	variability in costs, such as changes in the expected price of energy and capacity that we sell into the market,

•	increases in the price of energy purchased to meet supply obligations or the amount of excess energy sold into the market,

•	the cost of fuel to generate electricity, and

•	the cost of emission credits and congestion credits that we use to transmit electricity.

In the markets where we operate, natural gas prices typically have a major impact on the price that generators receive for their output, especially in periods of relatively strong demand. Therefore, significant changes in the price of natural gas usually translate into significant changes in the wholesale price of electricity.
Over the past few years, wholesale prices for natural gas have declined from the peak levels experienced in 2008. One reason for this decline is increased shale gas production as extraction technology has improved. Lower gas prices have resulted in lower electricity prices, which has reduced our margins as nuclear and coal generation costs have not declined similarly. Over that time, generation by our coal units was also adversely affected by the relatively lower price of natural gas as compared to coal, making it sometimes more economical to run certain of our gas units than our coal units.
Natural gas prices may remain at low levels for an extended period and continue to decline if further advances in technology result in greater volumes of shale gas production.
Many factors may affect capacity pricing in PJM, including but not limited to:

•	changes in load and demand,

•	changes in the available amounts of demand response resources,

•	changes in available generating capacity (including retirements, additions, derates, forced outage rates, etc.),

•	increases in transmission capability between zones, and

•
changes to the pricing mechanism, including increasing the potential number of zones to create more pricing sensitivity to changes in supply and demand, as well as other potential changes that PJM may propose over time, including issues currently pending at the FERC.

Potential changes to the rules governing energy markets in which the output of our plants is sold also poses risk to our business, as discussed further below.
As market prices for energy and fuel fluctuate, our forward energy sale and forward fuel purchase contracts could require us to post substantial additional collateral, thus requiring us to obtain additional sources of liquidity during periods when our ability to do so may be limited. If Power were to lose its investment grade credit rating, it would be required under certain agreements to provide a significant amount of additional collateral in the form of letters of credit or cash, which would have a material adverse effect on our liquidity and cash flows. If Power had lost its investment grade credit rating as of December 31, 2013, it may have had to provide approximately $691 million in additional collateral. We may also be subject to additional collateral requirements which could be required under new rules being developed by the CFTC which are expected to be implemented in 2014.

•
Our cost of coal and nuclear fuel may substantially increase—Our coal and nuclear units have a diversified portfolio of contracts and inventory that provide a substantial portion of our fuel needs over the next several years. However, it will be necessary to enter into additional arrangements to acquire coal and nuclear fuel in the future. Market prices for coal and nuclear fuel have recently been volatile. Although our fuel contract portfolio provides a degree of hedging against these market risks, future increases in our fuel costs cannot be predicted with certainty and could materially and adversely affect liquidity, financial condition and results of operations. While our generation runs on diverse fuels, allowing for flexibility, the mix of fuels ultimately used can impact earnings.

•
Third party credit risk—We sell generation output and buy fuel through the execution of bilateral contracts. These contracts are subject to credit risk, which relates to the ability of our counterparties to meet their contractual obligations to us. Any failure to perform by these counterparties could have a material adverse impact on our results of operations, cash flows and financial position. In the spot markets, we are exposed to the risks of whatever default mechanisms exist in those markets, some of which attempt to spread the risk across all participants, which may not be an effective way of lessening the severity of the risk of the amounts at stake. The impact of economic conditions may also increase such risk.

We are subject to numerous federal and state environmental laws and regulations that may significantly limit or affect our businesses, adversely impact our business plans or expose us to significant environmental fines and liabilities.
We are subject to extensive environmental regulation by federal, state and local authorities regarding air quality, water quality, site remediation, land use, waste disposal, aesthetics, impact on global climate, natural resources damages and other matters. These laws and regulations affect the manner in which we conduct our operations and make capital expenditures. Future changes may result in significant increases in compliance costs.
Delay in obtaining, or failure to obtain and maintain, any environmental permits or approvals, or delay in or failure to satisfy any applicable environmental regulatory requirements, could:

•	prevent construction of new facilities,

•	prevent continued operation of existing facilities,

•	prevent the sale of energy from these facilities, or

•	result in significant additional costs, each of which could materially affect our business, results of operations and cash flows.
In obtaining required approvals and maintaining compliance with laws and regulations, we focus on several key environmental issues, including:

•
Concerns over global climate change could result in laws and regulations to limit CO2 emissions or other GHG produced by our fossil generation facilities—Federal and state legislation and regulation designed to address global climate change through the reduction of GHG emissions could materially impact our fossil generation facilities. Legislation enacted in the states where our generation facilities are located establishes aggressive goals for the reduction of CO2 emissions over a 40-year period. Multiple states are developing or have developed state-specific or regional initiatives to obtain CO2 emissions reductions in the electric power industry. The RGGI is such a program in the Northeast. There could be significant costs incurred to continue operation of our fossil generation facilities, including the potential need to purchase CO2 emission allowances. Such expenditures could materially affect the continued economic viability of one or more such facilities.

•
CO2 Litigation—In addition to legislative and regulatory initiatives, the outcome of certain legal proceedings regarding alleged impacts of global climate change not involving us could be material to the future liability of energy companies. If relevant federal or state common law were to develop that imposed liability upon those that emit GHGs for alleged impacts of GHGs emissions, such potential liability to our fossil generation operations could be material.

•
Potential closed-cycle cooling requirements—Our Salem nuclear generating facility has a permit from the NJDEP allowing for its continued operation with its existing cooling water system. That permit expired in July 2006. Our application to renew the permit, filed in February 2006, estimated the costs associated with cooling towers for Salem to be approximately $1 billion, of which our share was approximately $575 million. The renewal filing has not been updated since the 2006 filing.

If the NJDEP and the Connecticut Department of Environmental Protection were to require installation of closed-cycle cooling or its equivalent at our Salem, Mercer, Hudson, Bridgeport, Sewaren or New Haven generating stations, the related increased costs and impacts would be material to our financial position, results of operations and net cash flows and would require further economic review to determine whether to continue operations or decommission the stations.
The EPA issued a proposed rule in 2011 regarding regulation of cooling water intake structures. If adopted as proposed, the impact of this rulemaking could significantly impact states’ permitting decisions on whether to require closed cycle cooling and could materially increase our cost of compliance. The EPA is expected to issue a final rule in 2014.

•
Remediation of environmental contamination at current or formerly-owned facilities—We are subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. Remediation activities associated with our former Manufactured Gas Plant (MGP) operations are one source of such costs. Also, we are currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, the related costs of which could have a material adverse effect on our financial condition, results of operations and cash flows. New Jersey law places affirmative obligations on us to investigate and, if necessary, remediate contaminated property upon which we were in any way responsible for a discharge of hazardous substances, impacting the speed by which we will need to investigate contaminated properties, which could adversely impact cash flow. We cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to these or other natural resource damages claims. However, exposure to natural resource damages could subject us to additional potentially material liability.

•
More stringent air pollution control requirements in New Jersey—Most of our generating facilities are located in New Jersey where restrictions are generally considered to be more stringent in comparison to other states. Therefore, there may be instances where the facilities located in New Jersey are subject to more restrictive and, therefore, more costly pollution control requirements and liability for damage to natural resources, than competing facilities in other states. Most of New Jersey has been classified as “nonattainment” with NAAQS for one or more air pollutants. This requires New Jersey to develop programs to reduce air emissions. Such programs can impose additional costs on us by requiring that we offset any emissions increases from new electric generators we may want to build and by setting more stringent emission limits on our facilities that run during the hottest days of the year.

•
Coal Ash Management—Coal ash is a CCR produced as a byproduct of generation at our coal-fired facilities. We currently have a program to beneficially reuse coal ash as presently allowed by federal and state regulations. In 2010, the EPA formally published a proposed rule offering three main options for the management of CCRs under the Resource Conservation and Recovery Act. One of these options regulates CCRs as a hazardous waste. The outcome of the EPA rulemaking cannot be predicted. Proposed regulations which more stringently regulate coal ash, including regulating coal ash as hazardous waste, could materially increase costs at our coal-fired generation facilities. The EPA has not established a date for release of a final rule.

Our ownership and operation of nuclear power plants involve regulatory, financial, environmental, health and safety risks.
Approximately half of our total generation output each year is provided by our nuclear fleet, which comprises approximately one-fourth of our total owned generation capacity. For this reason, we are exposed to risks related to the continued successful operation of our nuclear facilities and issues that may adversely affect the nuclear generation industry. These include:

•
Storage and Disposal of Spent Nuclear Fuel—We currently use on-site storage for spent nuclear fuel. Disposal of nuclear materials, including the availability or unavailability of a permanent repository for spent nuclear fuel, could impact future operations of these stations. In addition, the availability of an off-site repository for spent nuclear fuel may affect our ability to fully decommission our nuclear units in the future.

•
Regulatory and Legal Risk—The NRC may modify, suspend or revoke licenses, or shut down a nuclear facility and impose substantial civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms and conditions of the licenses for nuclear generating facilities. As with all of our generation facilities, as discussed above, our nuclear facilities are also subject to comprehensive, evolving environmental regulation. Our nuclear generating facilities are currently operating under NRC licenses that expire in 2033 through 2046.

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

•
Nuclear Incident or Accident Risk—Accidents and other unforeseen problems have occurred at nuclear stations, both in the United States and elsewhere. The consequences of an accident can be severe and may include loss of life, significant property damage and/or a change in the regulatory climate. We have nuclear units at two sites. It is possible that an accident or other incident at a nuclear generating unit could adversely affect our ability to continue to operate unaffected units located at the same site, which would further affect our financial condition, operating results and cash flows. An accident or incident at a nuclear unit not owned by us could also affect our ability to continue to operate our units. Any resulting financial impact from a nuclear accident may exceed our resources, including insurance coverages.
We may be adversely affected by changes in energy regulatory policies, including energy and capacity market design rules and developments affecting transmission.
The energy industry continues to be regulated and the rules to which our businesses are subject are always at risk of being changed. Our business has been impacted by established rules that create locational capacity markets in each of PJM, ISO-NE and NYISO. Under these rules, generators located in constrained areas are paid more for their capacity so there is an incentive to locate in those areas where generation capacity is most needed. Because much of our generation is located in constrained areas in PJM and ISO-NE, the existence of these rules has had a positive impact on our revenues. PJM’s locational capacity market design rules and New England forward capacity market rules have been challenged in court and continue to evolve. Any changes to these rules may have an adverse impact on our financial condition, results of operations and cash flows.
In January 2011, New Jersey enacted a law establishing a LCAPP which provided for the construction of subsidized base load or mid-merit electric power generation. The LCAPP legislation was invalidated on constitutional grounds by a federal court order issued in October 2013. However, future state actions to subsidize the construction of new generation could have the effect of artificially depressing prices in the competitive wholesale market on both a short-term and long-term basis.
We could also be impacted by a number of other events, including regulatory or legislative actions favoring non-competitive markets and energy efficiency and demand response initiatives. Further, some of the market-based mechanisms in which we participate, including BGS auctions, are at times the subject of review or discussion by some of the participants in the New Jersey and federal regulatory and political arenas. We can provide no assurance that these mechanisms will continue to exist in their current form, nor otherwise be modified.
To the extent that additions to the transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, Power's capacity and energy revenues could be adversely affected. Moreover, the FERC has issued a rule, currently being challenged in court, that requires changes to transmission planning processes which may result in more transmission being built to facilitate renewable generation.
In this rule, the FERC has also acted to eliminate the ROFR, which will have the effect of allowing third parties to build certain types of transmission projects in the service territories of incumbent utilities such as PSE&G. As a result, we could face competitive pressures for our transmission business in New Jersey, as well as in in other utilities’ service territories where we will be able to seek opportunities to build.
We face significant competition in the merchant energy markets.
Our wholesale power and marketing businesses are subject to significant competition that may adversely affect our ability to make investments or sales on favorable terms and achieve our annual objectives. Increased competition could contribute to a reduction in prices offered for power and could result in lower earnings. Decreased competition could negatively impact results through a decline in market liquidity. Some of our competitors include:

•	merchant generators,

•	domestic and multi-national utility rate-based generators,

•	energy marketers,

•	utilities,

•	banks, funds and other financial entities,

•	fuel supply companies,

•	affiliates of other industrial companies, and

•	distributed generation.
Regulatory, environmental, industry and other operational developments will have a significant impact on our ability to compete in energy markets, potentially resulting in erosion of our market share and impairment in the value of our power plants.
Changes in customer usage patterns and technology could adversely impact us.

•	DSM and other efficiency efforts—DSM and other efficiency efforts aimed at changing the quantity and patterns of consumers’ usage could result in a reduction in load requirements.

•
Changes in technology and/or customer behaviors—It is possible that advances in technology will reduce the cost of alternative methods of producing electricity, including distributed generation, such as fuel cells, micro turbines, micro grids, windmills and net-metered PV (solar) cells, to a level that is competitive with that of most central station electric production. Large customers, such as universities and hospitals, continue to explore potential micro grid installation. Substantial micro grid penetration can impact energy costs, system performance, and demand growth. It is also possible that electric customers may significantly decrease their electric consumption due to demand-side energy conservation programs. Changes in technology and usage, such as municipal aggregation, could also alter the channels through which retail electric customers buy electricity, which could adversely affect our financial results. Increased reliance by customers on on-site generation, including solar, and changes in customer behaviors can result in decreased reliance on our system and impact our revenues and investment opportunities.

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
Our generation business frequently involves the establishment of forward sale positions in the wholesale energy markets on long-term and short-term bases. To the extent that we have produced or purchased energy in excess of our contracted obligations, a reduction in market prices could reduce profitability. Conversely, to the extent that we have contracted obligations in excess of energy we have produced or purchased, an increase in market prices could reduce profitability. If the strategy we utilize to hedge our exposure to these various risks is not effective, we could incur significant losses. Our market positions can also be adversely affected by the level of volatility in the energy markets that, in turn, depends on various factors, including weather in various geographical areas, short-term supply and demand imbalances, customer migration and pricing differentials at various geographic locations. These cannot be predicted with certainty.
Increases in market prices also affect our ability to hedge generation output and fuel requirements as the obligation to post margin increases with increasing prices and could require maintaining liquidity resources that would be prohibitively expensive.
Any inability to recover the carrying amount of our assets could result in future impairment charges which could have a material adverse impact on our financial condition, results of operations and cash flows.
In accordance with accounting guidance, management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate an asset’s or group of assets’ carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.
Inability to access sufficient capital at reasonable rates or commercially reasonable terms or maintain sufficient liquidity in the amounts and at the times needed could adversely impact our business.
Capital for projects and investments has been provided primarily by internally-generated cash flow and external financings. We have significant capital requirements and will need continued access to debt capital from outside sources in order to efficiently fund the construction and other cash flow needs of our businesses. The ability to arrange financing and the costs of capital depend on numerous factors including, among other things, general economic and market conditions, the availability of credit from banks and other financial institutions, investor confidence, the success of current projects and the quality of new projects.
The ability to have continued access to the credit and capital markets at a reasonable economic cost is dependent upon our current and future capital structure, financial performance, our credit ratings and the availability of capital under reasonable terms and conditions. As a result, no assurance can be given that we will be successful in obtaining re-financing for maturing debt or financing for projects and investments.
Financial market performance directly affects the asset values of our nuclear decommissioning trust funds and defined benefit plan trust funds. Sustained decreases in asset value of trust assets could result in the need for significant additional funding.
The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our pension and postretirement benefit plans and to decommission our nuclear generating plants. A decline in the market value of our pension assets could result in the need for us to make significant contributions in the future to maintain our funding at sufficient levels.
An extended economic recession would likely have a material adverse effect on our businesses.
Our results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities. Adverse conditions in the economy affect the markets in which we operate and can negatively impact our results. Declines in demand for energy will reduce overall sales and cash flows, especially as customers reduce their consumption of electricity and gas. Although our utility business is subject to regulated allowable rates of return, overall declines in electricity and gas sold and/or increases in non-payment of customer bills would materially adversely affect our liquidity, financial condition and results of operations.
We may be adversely affected by equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers and remain competitive.
The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers while minimizing service disruptions. We are also exposed to the risk of accidents, severe weather events such as we experienced from Hurricane Irene and Superstorm Sandy, or other incidents which could result in damage to or destruction of our facilities or damage to persons or property. The physical risks of climate change, such as more frequent or more extreme weather events, changes in sea level, temperature and precipitation patterns and other related phenomena have exacerbated these risks. Such issues experienced at our facilities, or by others in our industry, could adversely impact our revenues, increase costs to repair and maintain our systems, subject us to potential litigation and/or damage claims and increase the level of oversight of our utility and generation operations and infrastructure through investigations or through the imposition of additional regulatory or legislative requirements. Such actions could adversely affect our costs, competitiveness and future investments, which could be material to our financial position, results of operations and cash flow.
Acts of war or terrorism could adversely affect our operations.
Our businesses and industry may be impacted by acts and threats of war or terrorism. These actions could result in increased political, economic and financial market instability and volatility in fuel prices which could materially adversely affect our operations. In addition, our infrastructure facilities, such as our generating stations, transmission and distribution facilities, could be direct or indirect targets or be affected by terrorist or other criminal activity. Such events could severely disrupt business operations and prevent us from servicing our customers. In addition, new or updated security regulations may require us to make changes to our current measures which could also result in additional expenses.
Cybersecurity attacks or intrusions could adversely impact our businesses.
We own and/or operate generating stations, transmission and distribution facilities, which are dependent on the operation of our computing systems. Our ability to market our generation output and acquire and hedge fuel and power are also dependent on our computing systems. Our computing systems may be impacted by cybersecurity attacks, hostile technological intrusions, or inadvertent disclosure of company and/or customer information. Cybersecurity threats to our operations include:

•	Disruption of the operation of our assets and the power grid,

•	Information theft of confidential company, employee, shareholder, vendor or customer information, and

•
General business system and process interruption or compromise, including preventing us from servicing our customers, collecting revenues, or the ability to record, process and/or report financial information correctly.

If a significant cybersecurity event or breach should occur, it could result in material costs for repair and remediation, breach notification, operations, insurance and increased capital costs. Such a cyber incident could also cause us to be non-compliant with applicable laws, regulations or contracts that require us to securely maintain confidential data, causing us to incur costs related to legal claims or proceedings, regulatory fines and increased scrutiny, and possible damage to our reputation and brand. We devote resources to network and application security, encryption and other measures to protect our computing systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness. However, given the ever changing nature of cybersecurity threats, there can be no assurance the steps we take can protect us against all possible occurrences.

Inability to successfully develop or construct generation, transmission and distribution projects within budget could adversely impact our businesses.
Our business plan calls for extensive investment in capital improvements and additions, including the installation of required environmental upgrades and retrofits, construction and/or acquisition of additional generation units and transmission facilities and modernizing existing infrastructure. Currently, we have several significant projects underway or being contemplated.
Our success will depend, in part, on our ability to obtain necessary regulatory approvals, complete these projects within budgets, on commercially reasonable terms and conditions and, in our regulated businesses, our ability to recover the related costs through rates. Any delays, cost escalations or otherwise unsuccessful construction and development could materially affect our financial position, results of operations and cash flows.
We may be unable to achieve, or continue to sustain, our expected levels of operating performance.
One of the key elements to achieving the results in our business plan is the ability to sustain generating operating performance and capacity factors at expected levels since our forward sales of energy and capacity assume acceptable levels of operating performance. This is especially important at our lower-cost facilities. Operations at any of our plants could degrade to the point where the plant has to shut down or operate at less than full capacity. Some issues that could impact the operation of our facilities are:

•	breakdown or failure of equipment, processes or management effectiveness,

•	disruptions in the transmission of electricity,

•	labor disputes,

•	fuel supply interruptions,

•	transportation constraints,

•	limitations which may be imposed by environmental or other regulatory requirements,

•	permit limitations, and

•	operator error or catastrophic events such as fires, earthquakes, explosions, floods, severe storms, acts of terrorism or other similar occurrences.
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
Challenges associated with retention of a qualified workforce could adversely impact our businesses.
Our operations depend on the retention of a skilled workforce. The loss or retirement of key executives or other employees, including those with the specialized knowledge required to support our generation, transmission and distribution operations, could result in various operational challenges. These challenges may include the lack of appropriate replacements, the loss of institutional and industry knowledge and the increased costs to hire and train new personnel. This has the potential to become more critical over the next several years as a growing number of employees become eligible to retire.
In addition, because a significant portion of our employees are covered under collective bargaining agreements, our success will depend on our ability to successfully renegotiate these agreements as they expire. Inability to do so may result in employee strikes or work stoppages which would disrupt our operations and could also result in increased costs.
Our receipt of payment of receivables related to our domestic leveraged leases is dependent upon the credit quality and the ability of lessees to meet their obligations.
Our receipt of payments of equity rent, debt service and other fees related to our leveraged lease portfolio in accordance with the lease contracts can be impacted by various factors. The factors which may impact future lease cash flow include, but are not limited to, new environmental legislation regarding air quality and other discharges in the process of generating electricity, market prices for fuel and electricity, including the impact of low gas prices on our coal generation investments, overall financial condition of lease counterparties and the quality and condition of assets under lease. If a lessee were to default, we could potentially be required to impair our current investment balances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
PSEG, Power and PSE&G
None.

ITEM 2.    PROPERTIES
Our subsidiaries own all of our physical property. We believe that we and our subsidiaries maintain adequate insurance coverage against loss or damage to plants and properties, subject to certain exceptions, to the extent such property is usually insured and insurance is available at a reasonable cost. For a discussion of nuclear insurance, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

Generation Facilities
Power
As of December 31, 2013, Power’s share of summer installed fossil and nuclear generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used	Mission
Steam:
Hudson	NJ	620	100%	620	Coal/Gas	Load Following
Mercer	NJ	632	100%	632	Coal/Gas	Load Following
Sewaren	NJ	453	100%	453	Gas	Load Following
Keystone (A)	PA	1,711	23%	391	Coal	Base Load
Conemaugh (A)	PA	1,711	23%	385	Coal	Base Load
Bridgeport Harbor	CT	383	100%	383	Coal	Load Following
New Haven Harbor	CT	448	100%	448	Oil	Load Following
Total Steam		5,958		3,312
Nuclear:
Hope Creek	NJ	1,178	100%	1,178	Nuclear	Base Load
Salem 1 & 2	NJ	2,365	57%	1,358	Nuclear	Base Load
Peach Bottom 2 & 3 (B)	PA	2,251	50%	1,125	Nuclear	Base Load
Total Nuclear		5,794		3,661
Combined Cycle:
Bergen	NJ	1,188	100%	1,188	Gas	Load Following
Linden	NJ	1,230	100%	1,230	Gas	Load Following
Bethlehem	NY	756	100%	756	Gas	Load Following
Kalaeloa	HI	208	50%	104	Oil	(C)
Total Combined Cycle		3,382		3,278
Combustion Turbine:
Essex	NJ	617	100%	617	Gas	Peaking
Edison	NJ	516	100%	516	Gas	Peaking
Kearny	NJ	463	100%	463	Gas	Peaking
Burlington	NJ	560	100%	560	Oil/Gas	Peaking
Linden	NJ	340	100%	340	Gas	Peaking
Mercer	NJ	115	100%	115	Oil	Peaking
Sewaren	NJ	105	100%	105	Oil	Peaking
Bergen	NJ	21	100%	21	Gas	Peaking
National Park	NJ	21	100%	21	Oil	Peaking
Salem 3	NJ	38	57%	22	Oil	Peaking
New Haven Harbor	CT	130	100%	130	Gas/Oil	Peaking
Bridgeport Harbor	CT	17	100%	17	Oil	Peaking
Total Combustion Turbine		2,943		2,927
Pumped Storage:
Yards Creek (D)	NJ	400	50%	200		Peaking
Total Power Plants		18,477		13,378

(A)	Operated by GenOn Northeast Management Company

(B)	Operated by Exelon Generation

(C)	Contracted under a power purchase agreement

(D)	Operated by Jersey Central Power & Light Company

As of December 31, 2013, Power also owned and operated 88 MW of photovoltaic solar generation facilities in various states. In December 2013, Power agreed to acquire a 4 MW solar project in Shasta, California. The project is expected to be placed into service by mid-2014.
PSE&G
As of December 31, 2013, PSE&G had 79 MW of installed solar capacity throughout New Jersey.
Transmission and Distribution Facilities
PSE&G
As of December 31, 2013, PSE&G’s electric transmission and distribution system included 23,810 circuit miles, of which 8,235 circuit miles were underground, and 842,992 poles, of which 547,998 poles were jointly-owned. Approximately 100% of this property is located in New Jersey.
In addition, as of December 31, 2013, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions, all located in New Jersey.
As of December 31, 2013, the daily gas capacity of PSE&G’s 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas (LPG) and liquefied natural gas (LNG) and aggregated 2,790,420 therms (270,914,563 cubic feet on an equivalent basis of 100,000 Btu/therm and 1,030 Btu/cubic foot) as shown in the following table:

Plant	Location	Daily Capacity (Therms)
Burlington LNG	Burlington, NJ	772,500
Camden LPG	Camden, NJ	384,000
Central LPG	Edison, NJ	839,040
Harrison LPG	Harrison, NJ	794,880
Total		2,790,420

As of December 31, 2013, PSE&G owned and operated 17,758 miles of gas mains, owned 12 gas distribution headquarters and two sub-headquarters, all in four operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 62 natural gas metering and regulating stations, all located in New Jersey, of which 26 were located on land owned by customers or natural gas pipeline suppliers and were operated under lease, easement or other similar arrangement. In some instances, the pipeline companies owned portions of the metering and regulating facilities.
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
In addition, as of December 31, 2013, PSE&G owned 42 switching stations in New Jersey with an aggregate installed capacity of 25,103 megavolt-amperes (MVA) and 246 substations with an aggregate installed capacity of 8,179 MVA. In addition, four of our substations in New Jersey having an aggregate installed capacity of 109 MVA were operated on leased property.

ITEM 3.    LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, other than those discussed below, see Item 1. Business—Regulatory Issues and Environmental Matters and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

Superstorm Sandy
For a discussion of the lawsuit in New Jersey state court related to recoveries for property damage under PSEG's insurance policies, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

Environmental Matters
The following items are environmental matters involving governmental authorities not discussed elsewhere in this Form 10-K. We do not expect expenditures for any such site relating to the items listed below, individually or for all such current sites in the aggregate, to have a material effect on our financial condition, results of operations and net cash flows.

(1)
Various Spill Act directives were issued by the NJDEP to potentially responsible parties (PRPs), including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operation and maintenance, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of the NJDEP’s past and future oversight costs and the costs of any future remedial action.

(2)
Claim by the EPA, Region III, under CERCLA with respect to a Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site and PSE&G has been named as a PRP. A Final Remedial Design Report was submitted to the EPA in September of 2002. This document presented the design details of the EPA’s selected remediation remedy. PSE&G and other utility companies as members of a PRP group entered into a Consent Decree and agreed to implement a negotiated EPA selected remediation remedy. The PRP group implementation of the remedy was completed in 2010. Although subject to EPA approval and oversight, long term monitoring activities designed to demonstrate the effectiveness of the implemented remedy are planned through 2018 at an estimated cost of $2.8 million.

(3)
The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey, and occupies approximately two acres on PSE&G’s Trenton Switching Station property. In 1996, PSE&G entered into a memorandum of agreement with the NJDEP for the Klockner Road site pursuant to which PSE&G conducted an RI/FS and remedial action at the site to address the presence of soil and groundwater contamination. Anticipated future activities at the site include the filing of certification(s) with the NJDEP once every two years regarding the effectiveness of engineering and institutional controls, quarterly groundwater monitoring for several years and the installation of additional off-site groundwater monitoring wells as directed by the NJDEP.

(4)
The EPA sent Power, PSE&G and approximately 157 other entities a notice that the EPA considered each of the entities to be a PRP with respect to contamination in Berry’s Creek in Bergen County, New Jersey and requesting that the PRPs perform a RI/FS on Berry’s Creek and the connected tributaries and wetlands. Berry’s Creek flows through approximately 6.5 miles of areas that have been used for a variety of industrial purposes and landfills. The EPA estimates that the study could cost approximately $18 million. As members of a PRP Group, Power and certain of the other entities named in the EPA Notice entered into an Administrative Settlement Agreement and Order on Consent in 2008 to conduct the RI/FS, which is estimated to be completed in 2017/2018.

(5)
In January 2010, we received a letter from the NJDEP asserting that we are the current owner of the Gates Construction Corporation Landfill and that the subject landfill has not been properly closed in accordance with the NJDEP Solid Waste Regulations. Power has retained an environmental consultant to prepare a closure plan acceptable to the NJDEP.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, Inc. As of December 31, 2013, there were 72,713 registered holders.
The graph below shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2008 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2008	2009	2010	2011	2012	2013
PSEG	$100.00	$118.86	$118.75	$128.49	$124.58	$136.24
S&P 500	$100.00	$126.37	$145.36	$148.44	$172.08	$227.69
DJ Utilities	$100.00	$112.42	$119.66	$143.10	$145.38	$163.80
S&P Electrics	$100.00	$103.34	$106.88	$129.16	$128.39	$138.44

The following table indicates the high and low sale prices for our common stock and dividends paid for the periods indicated:

Common Stock	High	Low	Dividend per Share

2013
First Quarter	$34.34	$29.78	$0.360
Second Quarter	$36.61	$31.21	$0.360
Third Quarter	$34.53	$31.66	$0.360
Fourth Quarter	$34.32	$31.65	$0.360
2012
First Quarter	$33.25	$29.59	$0.355
Second Quarter	$32.51	$28.92	$0.355
Third Quarter	$34.07	$31.19	$0.355
Fourth Quarter	$33.36	$29.05	$0.355

On February 18, 2014, our Board of Directors approved a $0.370 per share common stock dividend for the first quarter of 2014. This reflects an indicated annual dividend rate of $1.48 per share.
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation award grants during the fourth quarter of 2013:

Three Months Ended December 31, 2013	Total Number of Shares Purchased	Average Price Paid per Share
October 1-October 31	—	$—
November 1-November 30	4,000	$33.01
December 1-December 31	—	$—

The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Long-Term Incentive Plan	2,615,166	$34.43	16,508,170
Employee Stock Purchase Plan	—	$—	3,589,032
Total	2,615,166	$34.43	20,097,202

For additional discussion of specific plans concerning equity-based compensation, see Item 8. Financial Statements and Supplementary Data—Note 18. Stock Based Compensation.
Power
We own all of Power’s outstanding limited liability company membership interests. For additional information regarding Power’s ability to pay dividends, see Item 7. MD&A—Overview of 2013 and Future Outlook.
PSE&G
We own all of the common stock of PSE&G. For additional information regarding PSE&G’s ability to continue to pay dividends, see Item 7. MD&A—Overview of 2013 and Future Outlook.

ITEM 6.    SELECTED FINANCIAL DATA
PSEG
The information presented below should be read in conjunction with the MD&A and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes).

PSEG
Years Ended December 31,	2013	2012	2011	2010	2009
	Millions, except Earnings per Share
Operating Revenues	$9,968	$9,781	$11,079	$11,793	$12,035
Income from Continuing Operations (A)	$1,243	$1,275	$1,407	$1,557	$1,594
Net Income	$1,243	$1,275	$1,503	$1,564	$1,592
Earnings per Share:
Income from Continuing Operations
Basic (A)	$2.46	$2.52	$2.78	$3.08	$3.15
Diluted (A)	$2.45	$2.51	$2.77	$3.07	$3.14
Net Income
Basic	$2.46	$2.52	$2.97	$3.09	$3.15
Diluted	$2.45	$2.51	$2.96	$3.08	$3.14
Dividends Declared per Share	$1.44	$1.42	$1.37	$1.37	$1.33
As of December 31,
Total Assets	$32,522	$31,725	$29,821	$29,909	$28,678
Long-Term Obligations (B)	$7,872	$6,701	$7,482	$7,847	$7,679

`

(A)	Income from Continuing Operations for 2011 includes an after-tax charge of $170 million related to certain leveraged leases.

(B)	Includes capital lease obligations.
Power and PSE&G
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
PSEG's business consists of two reportable segments, its principal direct wholly owned subsidiaries, which are:

•
Power, our wholesale energy supply company that integrates its nuclear, fossil and renewable generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management activities primarily in the Northeast and Mid-Atlantic United States, and

•
PSE&G, our public utility company which provides electric transmission services and distribution of electric energy and natural gas, implements demand response and energy efficiency programs and invests in solar generation in New Jersey.

PSEG's other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which earns its revenues primarily from its portfolio of lease investments; PSEG Long Island LLC (PSEG LI), which effective January 1, 2014 operates the Long Island Power Authority's transmission and distribution system under a contractual agreement; and PSEG Services Corporation (Services), which provides us and these operating subsidiaries with certain management, administrative and general services at cost.
Our business discussion in Part I, Item 1. Business provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors provides information about factors that could have a material adverse impact on our businesses. The following discussion provides an overview of the significant events and business developments that have occurred during 2013 and key factors that we expect will drive our future performance. This discussion refers to the Consolidated Financial Statements (Statements) and the Related Notes to Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.
OVERVIEW OF 2013 AND FUTURE OUTLOOK
2013 Overview
Our business plan is designed to manage the risks associated with fluctuating commodity prices and changes in customer demand as we invest to achieve growth in light of market, regulatory and economic trends. In 2013, we continued our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•
Growing our utility operations through continued investment in transmission and distribution infrastructure projects with a consequent rebalancing of our business mix and greater diversification of regulatory oversight, and

•	Maintaining a reliable generation fleet with the flexibility to utilize a diverse mix of fuels to allow us to capitalize on market opportunities as they arise in the locations in which we operate.

Financial Results
The results for PSEG, Power and PSE&G for the years ended December 31, 2013 and 2012 are presented below:

	Years Ended December 31,
	2013	2012
Earnings (Losses)	Millions, except per share data
Power	$644	$666
PSE&G	612	528
Other	(13)	81
PSEG Net Income	$1,243	$1,275

Earnings Per Share (Diluted)
PSEG Net Income	$2.45	$2.51

Our $32 million 2013 over 2012 decrease in Net Income was due primarily to higher Operations and Maintenance (O&M) costs in 2013 related to planned outage work and higher mark-to-market losses at Power. In addition, 2012 Net Income included recoveries from one of Energy Holdings' leverage lease investments, and a one-time benefit from the settlement of the 1997-2006 Internal Revenue Service audits in 2012. These factors were partially offset by higher market prices, fuel supply cost savings and increased capacity pricing at Power, and higher transmission revenues at PSE&G. For a more detailed discussion of our financial results, see Results of Operations.
Power’s results also benefited from access to low-cost natural gas from the Marcellus region during the latter half of 2013 through its existing firm pipeline transportation and storage contracts. Power manages these contracts for the benefit of PSE&G’s customers through the basic gas supply service (BGSS) arrangement. The contracts are sized to ensure delivery of a reliable gas supply to PSE&G customers on peak winter days. When the customers' demand for gas is lower, which frequently occurs outside of the winter usage period, Power can use the remaining available pipeline transportation to make third party sales and supply the Marcellus gas to its generating units in New Jersey.
At PSE&G, our regulated utility, we continued to invest capital in transmission and distribution infrastructure projects aimed at maintaining the reliability of our service to our customers. PSE&G’s results for 2013 reflect the favorable impacts from these investments. In January 2014, we filed a Modified 2014 Annual Formula Rate Update with the Federal Energy Regulatory Commission (FERC) in December 2013 which provides for approximately $171 million in increased annual transmission revenues effective January 1, 2014. Over the past few years, these types of investments have altered the business mix of PSEG’s overall results of operations to reflect a higher percentage contribution by PSE&G.
Regulatory, Legislative and Other Developments
In developing and implementing our strategy of operational excellence, financial strength and disciplined investment, we monitor significant regulatory and legislative developments. Competitive wholesale power market design is of particular importance to our results and we continue to advocate for policies and rules that promote competitive electricity markets. This includes opposing efforts by states to subsidize generation and supporting rule changes which we believe are necessary to avoid artificial price suppression and other distortions in the energy and capacity markets. Federal court decisions in New Jersey and Maryland invalidated legislation in those states which sought to subsidize generation. For a more detailed discussion of the status of these efforts, refer to Item 1. Business—Regulatory Issues—Federal Regulation.
We continue to advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA) and state environmental regulators. In particular, the EPA's 316(b) rule on cooling water intake could adversely impact future nuclear and fossil operations and costs. Clean Air Act (CAA) regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology (MACT) rules are also of significance; however, we believe our generation business remains well-positioned for such air pollution control regulations if and when they are implemented. These matters are discussed in Item 1. Business—Environmental Matters.
As discussed in further detail under Item 1. Business—Regulatory Issues—Federal Regulation, the FERC's rules under Order 1000 altered the right of first refusal previously held by incumbent utilities to build all transmission within their respective service territories. We are challenging the FERC's determination in court as we do not believe that the FERC sufficiently justified its decision to alter this right embedded in the FERC-approved contracts and tariffs. At the same time, the FERC's action presents opportunities for us to construct transmission outside of our service territory.

In the fourth quarter of 2012, we were severely impacted by Superstorm Sandy, which resulted in the highest level of customer outages in our history. We sustained significant damage to some of our generation, transmission and distribution facilities. The New Jersey Board of Public Utilities (BPU) issued an order allowing PSE&G to defer actually incurred prudent, incremental storm restoration costs not otherwise recoverable through base rates or insurance. Proceedings at the BPU on the prudency and recovery of storm-related costs are pending. Power also incurred significant storm-related expenses, primarily for repairs at certain of its coal and gas-fired generating stations in 2013. We are seeking recovery from our insurers for the property damage, above our self-insured retentions; however, no assurances can be given relative to the timing or amount of any such recovery. In June 2013, we filed suit against the insurance carriers seeking legal interpretation of certain terms in the insurance policies regarding losses resulting from damage caused by Superstorm Sandy's storm surge. For more detailed information, refer to Item 1. Business—Regulatory and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities for additional information.
In February 2013, we filed a petition with the BPU describing our Energy Strong program, consisting of $3.9 billion of proposed improvements we recommend making to our gas and electric distribution systems over a ten-year period to improve resiliency. In the petition, we sought approval for $2.6 billion of the $3.9 billion of investments over an initial five- year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. We cannot predict the outcome of this pending proceeding. As proposed, we believe that the rate impacts of the Energy Strong program will be significantly muted as a result of scheduled reductions to customer bills that will be taking place over the next few years and assuming continued low gas prices. See Item 1. Business—State Regulation for additional details.
During 2013, we continued to execute our five major regional transmission projects for which we were assigned construction responsibility by PJM. In December 2013, we were assigned construction by PJM of a new transmission project that will provide a double-circuit 345kV line in the Bergen-Linden Corridor to maintain reliability. See Item 1. Business—Business Operations and Strategy—PSE&G for additional information.
On January 1, 2014, we commenced operation of the Long Island Power Authority (LIPA) transmission and distribution (T&D) system under a twelve-year contract with opportunity to extend for an additional eight years. Also, beginning in 2015, Power will provide fuel procurement and power management services to LIPA under separate agreements. See Item 1. Business—Business Operations and Strategy—Other for additional details.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. In 2013, our

•	total nuclear fleet achieved an average capacity factor in excess of 90% for the ninth consecutive year,

•	outstanding performance allowed us to increase generation to meet loads,

•	construction of transmission and solar projects proceeded on schedule and within budget, and

•	utility ranked nationally in the top quartile for safety and reliability.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during 2013 as we:

•	had cash on hand of $493 million as of December 31, 2013,

•
extended the expiration date of approximately half of our credit facilities, and maintained substantial liquidity and solid investment grade credit ratings, as evidenced by the recent credit rating upgrades by Standard & Poor's (S&P) of PSEG, Power and PSE&G and upgrade by Moody's of PSE&G as disclosed below in Liquidity and Capital Resources—Credit Ratings,

•
completed pension funding for 2013, which when combined with strong market results and a higher discount rate, resulted in a year-end ratio of the value of our pension plan assets to our projected pension benefit obligation of 106 percent,

•	issued bonds at historically low rates at PSE&G to refinance its maturing debt and fund its capital program, and

•	paid an annual dividend of $1.44 and increased our indicated annual dividend for 2014 to $1.48.
We expect to be able to fund our proposed Energy Strong program with internally generated cash and external debt financing.

Disciplined Investment
We utilize rigorous investment criteria when deploying capital, and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In 2013 we:

•	made additional investments in transmission infrastructure projects of $1.7 billion,

•	continued to execute our existing BPU-approved utility programs,

•	obtained approval from the BPU to increase our spending up to $247 million and $199 million under our Solar 4 All Extension and Solar Loan III investment programs, respectively,

•	approved additional investments in our existing generation facilities to increase output and improve efficiency, and

•	commenced operation of a newly constructed 19 MW solar project in Arizona.
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

•
execute our capital investment program, including investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•
advocate for measures to ensure the implementation by PJM and the FERC of market design rules that continue to protect competition and achieve appropriate Reliability Pricing Model (RPM) and basic generation service (BGS) pricing,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system.
For 2014 and beyond, the key issues and challenges we expect our business to confront include:

•	regulatory and political uncertainty, particularly with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation,

•	uncertainty in the national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer demand,

•	the continuing potential for sustained lower natural gas and electricity prices, both at market hubs and at locations where we operate,

•
the aftermath of Hurricane Irene and Superstorm Sandy, including addressing the BPU's review of performance and communications, as well as cost recovery and opportunities for investment in system strengthening, including our proposed Energy Strong program, and

•	delays and other obstacles that might arise in connection with the construction of our transmission and distribution projects, including in connection with permitting and regulatory approvals.

RESULTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Earnings (Losses)	Millions
Power (A)	$644	$666	$1,013
PSE&G (A)	612	528	521
Other (B)	(13)	81	(127)
PSEG Income from Continuing Operations	1,243	1,275	1,407
Income (Loss) from Discontinued Operations, Including Gain on Disposal (C)	—	—	96
PSEG Net Income	$1,243	$1,275	$1,503

	Years Ended December 31,
Earnings Per Share (Diluted)	2013	2012	2011
PSEG Income from Continuing Operations	$2.45	$2.51	$2.77
Income from Discontinued Operations, Including Gain on Disposal (C)	—	—	0.19
PSEG Net Income	$2.45	$2.51	$2.96

(A)
Power's results in 2013 and 2012 include after-tax expenses, net of insurance recoveries, of $32 million and $39 million, respectively, and PSE&G's results in 2012 include after-tax expenses of $24 million for O&M costs due to severe damage caused by Superstorm Sandy. See Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

(B)
Other includes an after-tax charge of $170 million taken in 2011 at Energy Holdings related to the reserve for assets underlying a leveraged lease receivable. See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables.

(C)	See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions.
The 2013 year-over-year decrease in our Income from Continuing Operations/Net Income was driven primarily by:

•	lower volumes of electricity sold under Power's basic generation service (BGS) contracts at lower average prices,

•	lower volumes of wholesale load contracts in the PJM and New England (NE) regions,

•	unfavorable amounts related to the mark-to-market (MTM) activity, discussed below,

•	higher generation costs due to higher fuel costs,

•	higher planned outage and maintenance costs at certain of our fossil and nuclear plants, partially offset by cost control measures,

•	the absence of the gain on the Dynegy settlement in 2012 (see Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables), and

•
higher Income Tax Expense due to the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012 (see Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes).

These decreases were largely offset by

•	higher capacity revenues in the PJM region resulting from higher average prices as well as higher generation sold primarily in the PJM region,

•	higher average gas prices on increased sales to third party customers, and

•	higher revenues due to increased investments in transmission projects.

The 2012 year-over-year decrease in our Income from Continuing Operations was driven by:

•	lower average pricing and volumes for electricity sold under our BGS contracts,

•	lower average prices realized on generation sold into various power pools,

•	unfavorable amounts related to the MTM activity, discussed below,

•
higher O&M costs due to severe damage caused by Superstorm Sandy to our transmission and distribution system throughout our service territory as well as to some of our generation infrastructure in the northern part of New Jersey.

The decreases were partially offset by:

•
the absence of the $170 million after-tax charge taken in 2011 on leveraged leases related to Dynegy and the settlement proceeds received in 2012 (see Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables), and

•	higher transmission revenues at PSE&G.
Our results include the realized gains, losses and earnings on Power’s Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity. Net realized gains, interest and dividend income and other costs related to the NDT Fund are recorded in Other Income and Deductions, and impairments on certain NDT securities are recorded as Other-Than-Temporary Impairments.  Interest accretion expense on Power's nuclear Asset Retirement Obligation (ARO) is recorded in Operation and Maintenance Expense, as well as the depreciation related to the ARO asset. In September 2012, we restructured a portion of our NDT Fund and realized gains of $59 million. The investments were transitioned to new investment managers.
Our results also include the after-tax impacts of non-trading MTM activity, which consist of the financial impact from positions with forward delivery dates.
The combined after-tax impact on Income from Continuing Operations for the years ended December 31, 2013, 2012 and 2011 include the changes related to NDT Fund and MTM activity shown in the chart below:

Years Ended December 31,	2013	2012	2011
	Millions, after tax
NDT Fund and Related Activity	$40	$52	$50
Non-Trading MTM Gains (Losses)	$(74)	$(10)	$107

PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, Power and PSE&G, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 8. Financial Statements and Supplementary Data—Note 24. Related-Party Transactions.

				Increase / (Decrease)		Increase / (Decrease)
	Years Ended December 31,
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	Millions			Millions	%	Millions	%
Operating Revenues	$9,968	$9,781	$11,079	$187	2	$(1,298)	(12)
Energy Costs	3,536	3,719	4,747	(183)	(5)	(1,028)	(22)
Operation and Maintenance	2,887	2,632	2,481	255	10	151	6
Depreciation and Amortization	1,178	1,054	976	124	12	78	8
Income from Equity Method Investments	11	12	4	(1)	(8)	8	N/A
Other Income and (Deductions)	159	162	135	(3)	(2)	27	20
Other-Than-Temporary Impairments	12	18	22	(6)	(33)	(4)	(18)
Interest Expense	402	423	475	(21)	(5)	(52)	(11)
Income Tax Expense	812	736	977	76	10	(241)	(25)
Income from Discontinued Operations, including Gain on Disposal, net of tax	—	—	96	—	—	(96)	(100)

For a detailed explanation of the variances, see the following discussions for Power and PSE&G.
Power

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
Power	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	Millions			Millions	%	Millions	%
Operating Revenues	$5,063	$4,873	$6,150	$190	4	$(1,277)	(21)
Energy Costs	2,496	2,381	3,044	115	5	(663)	(22)
Operation and Maintenance	1,224	1,127	1,105	97	9	22	2
Depreciation and Amortization	273	242	228	31	13	14	6
Income from Equity Method Investments	16	15	14	1	7	1	7
Other Income (Deductions)	105	111	111	(6)	(5)	—	—
Other-Than-Temporary Impairments	12	18	20	(6)	(33)	(2)	(10)
Interest Expense	116	132	175	(16)	(12)	(43)	(25)
Income Tax Expense	419	433	690	(14)	(3)	(257)	(37)
Income (Loss) from Discontinued Operations, Including Gain on Disposal	—	—	96	—	—	(96)	(100)

Year Ended December 31, 2013 as compared to 2012
Operating Revenues increased $190 million due to changes in generation and supply revenues.
Generation Revenues increased $102 million due primarily to

•	an increase of $341 million due to higher capacity revenues resulting from higher average auction prices and an increase in operating reserve revenues in PJM, and

•
higher net revenues of $36 million due primarily to higher generation sold in the PJM and NE regions partly offset by higher MTM losses in 2013 resulting from an increase in prices on forward positions in the PJM and NE regions,

•	partially offset by a decrease of $155 million due primarily to lower volumes of electricity sold under our BGS contracts and lower average pricing, and

•	a net decrease of $120 million due to lower volumes on wholesale load contracts in the PJM and NE regions.
Gas Supply Revenues increased $88 million due primarily to

•
a net increase of $40 million in sales under the BGSS contract, substantially comprised of higher sales volumes due to colder average temperatures during the 2013 winter heating season, partially offset by lower average gas prices, and

•	a net increase of $48 million due primarily to higher average gas prices and higher sales volumes to third party customers.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $115 million due to

•
Gas costs increased $40 million, principally related to obligations under the BGSS contract, reflecting higher sales volumes in 2013 due to colder average temperatures during the 2013 winter heating season and higher volumes on third party sales, partially offset by lower average gas inventory costs.

•
Generation costs increased $75 million due primarily to $84 million of higher fuel costs, reflecting higher average realized natural gas prices, higher nuclear fuel costs and the utilization of higher volumes of coal and oil, partially offset by lower average coal prices and lower average unrealized natural gas prices on forward positions.

Operation and Maintenance increased $97 million due primarily to

•
higher planned outage and maintenance costs in 2013, mainly at our gas-fired Bethlehem Energy Center (BEC) plant in New York, Bergen gas-fired plant in New Jersey, Linden gas-fired plant in New Jersey and 23%-owned Conemaugh coal-fired plant in Pennsylvania, partially offset by lower storm costs in 2013, and

•	higher outage costs at our nuclear generating facilities, primarily at our 100%-owned Hope Creek station.
Depreciation and Amortization increased $31 million due primarily to a higher depreciable asset base at Fossil and Nuclear, including placing into service the new gas-fired peaking units at Kearny, New Jersey and New Haven, Connecticut in June 2012, completion of the steam path retrofit upgrade at our co-owned Peach Bottom Unit 2 in October 2012, and placing two solar facilities into service in the fourth quarter of 2012. In addition, an update to the nuclear asset retirement obligation became effective in November 2012, causing higher depreciation in 2013.
Income from Equity Method Investments experienced no material change.
Other Income (Deductions) decreased $6 million due primarily to lower NDT Fund realized gains in 2013, partially offset by lower NDT Fund realized losses in 2013. In addition, we recognized a loss on the extinguishment of debt in 2012.
Other-Than-Temporary Impairments decreased $6 million due to lower impairments on the NDT Fund in 2013.
Interest Expense decreased $16 million due primarily to a decrease of $23 million resulting from the maturity of $300 million of 2.50% of Senior Notes in April 2013, and the early redemptions of $250 million of 5.00% medium term notes and various tax-exempt bonds in December 2012, partially offset by higher interest costs of $6 million in 2013 since interest capitalization ceased for our Kearny and New Haven gas-fired peaking projects on their June 2012 in-service date.
Income Tax Expense decreased $14 million in 2013 due primarily to lower pre-tax income.
Year ended December 31, 2012 as compared to 2011
Operating Revenues decreased $1,277 million due to changes in generation and supply revenues.
Generation Revenues decreased $974 million due primarily to

•
lower net revenues of $564 million due primarily to lower average realized prices for our generation sold into the PJM and NY power pools and MTM losses due from the realization of prior year unrealized gains and adverse changes in unrealized prices in 2012 for forward positions,

•
a decrease of $264 million due primarily to lower average pricing and lower volumes of electricity sold under our BGS contracts, primarily as a result of warmer winter weather in 2012 as well as customer migration, and

•	a net decrease of $154 million due to lower volumes on wholesale load contracts in the PJM and NE regions,

•	partially offset by a net increase of $7 million in other revenues consisting of higher net capacity revenues, partially offset by lower operating reserve, ancillary and RMR revenues.
Gas Supply Revenues decreased $336 million due primarily to

•
a decrease of $306 million in sales under the BGSS contract, substantially comprised of lower average gas prices on lower volumes of sales in 2012 due to warmer average temperatures during the first quarter of 2012, and

•	a net decrease of $31 million due primarily to lower average prices, partially offset by higher sales volumes to third party customers.
Trading Revenues increased $33 million in 2012 due to the discontinuation of trading activities in the second quarter of 2011. As a result, the increase is due primarily to the absence of losses on electric energy supply contracts recognized in 2011.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $663 million due to

•
Gas costs decreased $312 million, principally related to obligations under the BGSS contract, reflecting lower average gas inventory costs coupled with lower sales volumes in 2012 due primarily to warmer average temperatures during the first quarter of 2012.

•
Generation costs decreased $351 million due primarily to $227 million of lower fuel costs, reflecting the utilization of lower volumes of coal and lower average natural gas prices, partially offset by the utilization of higher volumes of natural gas and higher nuclear fuel prices in 2012. The decrease was also attributable to $152 million of lower energy purchases, primarily in the PJM region as a result of lower load contract volumes in 2012, and $31 million of lower emission charges due to lower coal generation in the PJM and NE regions and impairment charges recorded in 2011 related to excess SO2 emission allowances. These decreases were partially offset by an increase of $59 million due primarily to higher congestion costs in the PJM region.

Operation and Maintenance increased $22 million due primarily to

•
an increase of $85 million due to damage from Superstorm Sandy for repairs to certain of our generation plants, primarily those in our fossil fleet, and to recognize the estimated loss of use of fossil materials and supplies, partially offset by a $19 million insurance recovery, and

•
a net increase of $64 million due to higher refueling costs in 2012 for refueling outages at our 100%-owned Hope Creek nuclear unit and our 57%-owned Salem Unit 2 as compared to refueling outages for both of our 57%-owned Salem nuclear units in 2011,

•
partially offset by a net decrease of $109 million largely due to lower fossil planned outages in 2012 and lower maintenance costs, principally at our BEC station, our gas-fired Bergen and Linden facilities and coal/gas-fired Hudson and Mercer plants in New Jersey, and 23%-owned Conemaugh plant, as well as to the absence of costs incurred for the cancellation and renegotiation of a major contractual agreement for parts and services in 2011.

Depreciation and Amortization increased $14 million due primarily to higher depreciable asset bases at Fossil and Nuclear, including placing into service the new gas-fired peaking units at Kearny, New Jersey and New Haven, Connecticut in June 2012 and completion of the steam path retrofit upgrades at our co-owned Peach Bottom Units 2 and 3 in October 2012 and October 2011, respectively.
Income from Equity Method Investments experienced no material change.
Other Income (Deductions) experienced no material change.
Other-Than-Temporary Impairments decreased $2 million due to lower impairments in 2012 on the NDT and Rabbi Trust Funds.
Interest Expense decreased $43 million due primarily to a decrease of $55 million resulting primarily from the maturity of $606 million of 7.75% Senior Notes in early April 2011 and the early redemption of $600 million of 6.95% Senior Notes in December 2011, partially offset by increases of $12 million due to two $250 million Senior Notes issuances in September 2011 and $3 million in higher interest costs since interest capitalization ceased for our Kearny and New Haven projects in their June 2012 in-service date.
Income Tax Expense decreased $257 million in 2012 due primarily to lower pre-tax income.

Income (Loss) from Discontinued Operations
In 2011, we sold our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions. In March 2011, we completed the sale of one plant for proceeds of $352 million at an after-tax gain of $54 million. In July 2011, we completed the sale of the second plant for proceeds of $335 million at an after-tax gain of $25 million. The results of operations for both plants for 2011, including the gain on the sales of the plants, are included in this category. See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions for additional information.
PSE&G

	Years Ended December 31,			Increase / (Decrease)		Increase / (Decrease)
PSE&G	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	Millions			Millions	%	Millions	%
Operating Revenues	$6,655	$6,626	$7,326	$29	—	$(700)	(10)
Energy Costs	2,841	3,159	3,951	(318)	(10)	(792)	(20)
Operation and Maintenance	1,639	1,508	1,372	131	9	136	10
Depreciation and Amortization	872	778	719	94	12	59	8
Taxes Other Than Income Taxes	68	98	133	(30)	(31)	(35)	(26)
Other Income (Deductions)	51	47	21	4	9	26	N/A
Other-Than-Temporary Impairments	—	—	1	—	—	(1)	(100)
Interest Expense	293	295	310	(2)	(1)	(15)	(5)
Income Tax Expense	381	307	340	74	24	(33)	(10)

Year Ended December 31, 2013 as compared to 2012
Operating Revenues increased $29 million due primarily to changes in delivery, clause, commodity and other operating revenues.
Delivery Revenues increased $223 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $184 million higher due to increased investments in transmission projects.

•
Gas distribution revenues increased $24 million due primarily to higher sales volumes of $70 million, higher Capital Infrastructure Program (CIP) related revenue of $23 million and higher revenue from Solar and Energy Efficiency Recovery Charges (formerly RRC and currently Green Program Recovery Charges (GPRC)) of $5 million, partially offset by lower Weather Normalization Clause (WNC) revenue of $67 million due to more normal weather compared to the prior year and lower Transitional Energy Facilities Assessment (TEFA) revenue of $7 million due to a lower TEFA rate.

•
Electric distribution revenues increased $15 million due primarily to higher GPRC of $37 million and higher CIP related revenue of $11 million, partially offset by lower TEFA revenue of $23 million due to a lower TEFA rate and lower sales volumes of $10 million.

Clause Revenues increased $110 million due primarily to higher Securitization Transition Charge (STC) revenues of $51 million, higher Societal Benefit Charges (SBC) of $47 million and a higher Solar Pilot Recovery Charge (SPRC) of $11 million. The changes in STC, SBC and SPRC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC or SPRC collections.
Commodity Revenue decreased $318 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $308 million due primarily to $169 million in lower BGS revenues and $139 million in lower revenues from the sale of Non-Utility Generation (NUG) energy and collections of Non-Utility Generation Charges (NGC) due primarily to lower prices. BGS sales decreased 4% due primarily to customer migration to third party suppliers (TPS) and weather.

•
Gas revenues decreased $10 million due to lower BGSS prices of $121 million, partially offset by higher BGSS volumes of $111 million. The average price of natural gas was 12% lower in 2013 than in 2012.

Other Operating Revenues increased $14 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.
Operating Expenses
Energy Costs decreased $318 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $308 million or 14% due to $214 million in lower BGS and NUG volumes, $35 million of lower BGS prices, and $59 million for decreased deferred cost recovery. BGS and NUG volumes decreased 10% due primarily to customer migration to TPS.

•	Gas costs decreased $10 million or 1% due to $121 million or 12% in lower prices, partially offset by $111 million or 11% in higher sales volumes due primarily to weather.
Operation and Maintenance increased $131 million, of which the most significant components were

•	a $131 million increase in costs related to SBC, GPRC and CIP,

•	a $24 million increase in transmission related costs, and

•	a $10 million increase in appliance service costs,

•	partially offset by the absence of $40 million in transmission and distribution storm damages in 2012,

•	a $10 million decrease in pension and other postretirement benefits (OPEB) expenses, and

•	an $11 million decrease in gas bad debt expense.
Depreciation and Amortization increased $94 million due primarily to

•	a $59 million increase in amortization of Regulatory Assets, and

•	a $33 million increase in additional plant in service.
Taxes Other Than Income Taxes decreased $30 million due to a lower TEFA rate, partially offset by higher sales volumes for gas.
Other Income and (Deductions) net increase of $4 million was due primarily to

•	a $5 million increase in solar loan interest income,

•	partially offset by a $1 million decrease in Rabbi Trust interest and gains.
Interest Expense experienced no material change.
Income Tax Expense increased $74 million due primarily to higher pre-tax income and the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012.
Year ended December 31, 2012 as compared to 2011
Operating Revenues decreased $700 million due to changes in delivery, clause, commodity and other operating revenues.
Commodity Revenue decreased $792 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $488 million due primarily to $431 million in lower BGS revenues and $57 million in lower revenues from the sale of NUG energy and collections of NGC due primarily to lower prices. BGS sales decreased 12% due primarily to customer migration to TPS; in contrast, delivery sales decreased only 1%.

•	Gas revenues decreased $304 million due to lower BGSS volumes of $115 million and lower BGSS prices of $189 million. The average price of natural gas was 15% lower in 2012 than in 2011.
Delivery Revenues increased $83 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $83 million higher due to increased investments in transmission projects.

•
Electric distribution revenues decreased $6 million due primarily to lower TEFA revenue of $22 million due to a lower TEFA rate and lower sales volumes of $13 million, partially offset by higher GPRC revenue of $20 million and higher CIP revenue of $9 million.

•
Gas distribution revenues increased $4 million due primarily to higher WNC revenue of $52 million and higher CIP revenue of $8 million, partially offset by lower sales volumes of $43 million, and lower TEFA revenue of $13 million due to a lower TEFA rate.

Clause Revenues increased $12 million due primarily to higher STC revenues of $19 million, partially offset by lower SBC of $6 million and a Margin Adjustment Clause (MAC) of $2 million. The changes in STC, SBC and MAC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on SBC, STC or MAC collections.
Operating Expenses
Energy Costs decreased $792 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $488 million or 18% due to $258 million in lower BGS and NUG volumes, $202 million of lower BGS prices, and $28 million for decreased deferred cost recovery. BGS and NUG volumes decreased 10% due primarily to customer migration to TPS.

•	Gas costs decreased $304 million or 24% due to $115 million or 9% in lower sales volumes due primarily to weather and $189 million or 15% in lower prices.
Operation and Maintenance increased $136 million, of which the most significant components were

•	a $32 million increase in costs recognized related to SBC, GPRC and CIP,

•	a $27 million increase in pension and OPEB expenses,

•	a $17 million increase in storm damages,

•	a $10 million increase in transmission related costs, and

•	a $7 million increase in payroll costs.
Depreciation and Amortization increased $59 million due primarily to

•	a $39 million increase in amortization of Regulatory Assets, and

•	a $21 million increase in additional plant in service.
Taxes Other Than Income Taxes decreased $35 million due to a lower TEFA rate and lower sales volumes for electric and gas.
Other Income and (Deductions) net increase of $26 million was due primarily to

•	a $14 million increase in capitalized allowance for equity funds used during construction,

•	an $8 million increase in solar loan interest income, and

•	a $4 million increase in Rabbi Trust interest and gains.
Other-Than-Temporary Impairments experienced no material change.
Interest Expense decreased $15 million due primarily to the partial redemption of securitization debt and higher interest capitalization related to higher construction work in progress, partially offset by interest relating to the new debt issued in 2012.
Income Tax Expense decreased $33 million due primarily to changes in tax reserves related to settlement of IRS tax audits.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Financing Methodology
We expect our capital requirements to be met through internally generated cash flows and external financings, consisting of short-term debt for working capital needs and long-term debt for capital investments.
PSE&G’s sources of external liquidity include a $600 million multi-year syndicated credit facility. PSE&G’s commercial paper program is the primary vehicle for meeting seasonal, intra-month and temporary working capital needs. PSE&G does not engage in any intercompany borrowing or lending. PSE&G maintains back-up facilities in an amount sufficient to cover the commercial paper and letters of credit outstanding. PSE&G’s dividend payments to PSEG are consistent with its capital structure objectives which have been established to maintain investment grade credit ratings. PSE&G’s long-term financing plan is designed to replace maturities, fund a portion of its capital program and manage short-term debt balances. Generally, PSE&G uses either secured medium-term notes or first mortgage bonds to raise long-term capital.
PSEG, Power, Energy Holdings, PSEG LI and PSEG Services Corporation participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs. Long Island Electric Utility Servco LLC (ServCo), a wholly owned subsidiary of PSEG LI, does not participate in the corporate money pool. ServCo's short-term liquidity needs are met through an account funded and owned by LIPA.
PSEG’s sources of external liquidity include multi-year syndicated credit facilities totaling $1 billion. These facilities are available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. These facilities may also be used to provide support to PSEG's subsidiaries. PSEG’s credit facilities and the commercial paper program are available to support PSEG working capital needs or to temporarily fund growth opportunities in advance of obtaining permanent financing. From time to time, PSEG may make equity contributions or provide credit support to its subsidiaries.
Power’s sources of external liquidity include $2.7 billion of syndicated multi-year credit facilities. Additionally, from time to time, Power maintains bilateral credit agreements designed to enhance its liquidity position. Credit capacity is primarily used to provide collateral in support of Power's forward energy sale and forward fuel purchase contracts as the market prices for energy and fuel fluctuate, and to meet potential collateral postings in the event of a credit rating downgrade below investment grade. Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility. Generally, Power issues senior unsecured debt to raise long-term capital.
Operating Cash Flows
We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund capital expenditures and shareholder dividend payments.
For the year ended December 31, 2013, our operating cash flow increased by $371 million. For the year ended December 31, 2012, our operating cash flow decreased by $770 million. The net changes were due to net changes from our subsidiaries as discussed below.
Power
Power’s operating cash flow decreased $106 million from $1,453 million to $1,347 million for the year ended December 31, 2013, as compared to 2012, primarily resulting from

•	lower earnings, and

•	higher tax payments,

•	partially offset by a decrease of $73 million related to margin deposits, and

•	a decrease of $26 million in employee benefit plan funding.

Power’s operating cash flow decreased $364 million from $1,817 million to $1,453 million for the year ended December 31, 2012, as compared to 2011, primarily resulting from lower earnings and a $172 million decrease from lower net collections of counterparty receivables, partially offset by

•	a decrease of $57 million in benefit plan funding,

•	a $73 million decrease in spending for fuel, materials and supplies, and

•	a $249 million decrease in net payment of counterparty payables.

PSE&G
PSE&G’s operating cash flow increased $389 million from $1,256 million to $1,645 million for the year ended December 31, 2013, as compared to 2012, due primarily to

•	higher earnings,

•	an increase of $134 million due to an increase from a net change in regulatory deferrals primarily related to BGSS gas costs and the collection of Gas Weather Normalization Charges, and

•	a decrease of $47 million in benefit plan funding,

•	partially offset by $114 million related to higher tax payments

PSE&G’s operating cash flow decreased $520 million from $1,776 million to $1,256 million for the year ended December 31, 2012, as compared to 2011, due primarily to

•	a lower tax receipt of $484 million due to lower benefit of accelerated tax depreciation, and

•	a decrease of $306 million due to lower collections from customer billings,

•	partially offset by a decrease of $117 million in benefit plan funding, and

•	a decrease of $88 million in net prepayments due primarily to the application of prior year prepayment carryforwards towards current year state tax liabilities.
Short-Term Liquidity
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of December 31, 2013 were as follows:

Company/Facility	As of December 31, 2013
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,000	$8	$992
Power	2,700	170	2,530
PSE&G	600	73	527
Total	$4,300	$251	$4,049

As of December 31, 2013, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating. PSE&G’s credit facility primary use is to support its Commercial Paper Program under which as of December 31, 2013, $60 million was outstanding. Most of our credit facilities expire in 2017 and 2018. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities and Note 14. Schedule of Consolidated Debt.

Long-Term Debt Financing
PSE&G has $250 million of 5.00%, Series D, Medium Term Notes and $250 million of 0.85%, Series G, Medium Term Notes both maturing in August 2014.
Power has a $44 million pollution control facilities loan servicing and securing a Pennsylvania Economic Development Financing Authority (PEDFA) bond due November 2042. The bond is backed by a three-year letter of credit that expires in November 2014. The PEDFA bond has been reclassified as debt due within the year.
For a discussion of our long-term debt transactions during 2013 and into 2014, see Item 8. Financial Statements and Supplementary Data—Note 14. Schedule of Consolidated Debt.
Debt Covenants
Our credit agreements contain maximum debt to equity ratios and other restrictive covenants and conditions to borrowing. We are currently in compliance with all of our debt covenants. Continued compliance with applicable financial covenants will depend upon our future financial position, level of earnings and cash flows, as to which no assurances can be given.
In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to1, and/or against retired Mortgage Bonds. As of December 31, 2013, PSE&G’s Mortgage coverage ratio was 4.2 to1 and the Mortgage would permit up to approximately $2.7 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.
Default Provisions
Our bank credit agreements and indentures contain various default provisions that could result in the potential acceleration of payment under the defaulting company’s agreement. We have not defaulted under these agreements.
PSEG’s bank credit agreements contain cross default provisions under which events at Power or PSE&G, including payment defaults, bankruptcy events, the failure to satisfy certain final judgments or other events of default under their financing agreements, would each constitute an event of default. Under the bank credit agreements, it would be an event of default if both Power and PSE&G cease to be wholly owned by PSEG.
There are no cross default provisions to affiliates in Power’s or PSE&G’s credit agreements or indentures.
Ratings Triggers
Our debt indentures and credit agreements do not contain any material ‘ratings triggers’ that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, any one or more of the affected companies may be subject to increased interest costs on certain bank debt and certain collateral requirements. In the event that we are not able to affirm representations and warranties on credit agreements, lenders would not be required to make loans.
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
PSE&G is the servicer for the bonds issued by PSE&G Transition Funding LLC and PSE&G Transition Funding II LLC. Cash collected by PSE&G to service these bonds is commingled with PSE&G’s other cash until it is remitted to the bond trustee each month. If PSE&G were to lose its investment grade rating, PSE&G would be required to remit collected cash daily to the bond trustee. PSE&G is prohibited from advancing its own funds to make payments related to such bonds.

Common Stock Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2013	2012	2011
Per Share	$1.44	$1.42	$1.37
in Millions	$728	$718	$693

On February 18, 2014, our Board of Directors approved a $0.370 per share common stock dividend for the first quarter of 2014. This reflects an indicated annual dividend rate of $1.48 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant.
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
In April 2013, S&P upgraded the corporate credit ratings on PSEG, Power and PSE&G to BBB+ from BBB and PSE&G's Mortgage Bond rating to A from A-. PSEG's, Power's and PSE&G's outlooks were changed to stable from positive. In May 2013, Moody's published updated credit opinions on PSEG, Power and PSE&G. PSEG's, Power's and PSE&G's ratings and outlooks remained unchanged. In July 2013, Fitch published updated research on PSEG, Power and PSE&G which kept their ratings and outlooks unchanged. In January 2014, Moody’s upgraded PSE&G’s Mortgage Bond Rating from A1 to Aa3 and its commercial paper rating from P2 to P1. PSE&G’s outlook is stable.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG
Outlook	Stable	Stable	Stable
Commercial Paper	P2	A2	F2
Power
Outlook	Stable	Stable	Stable
Senior Notes	Baa1	BBB+	BBB+
PSE&G
Outlook	Stable	Stable	Stable
Mortgage Bonds	Aa3	A	A+
Commercial Paper	P1	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.
Other Comprehensive Income
For the year ended December 31, 2013, we had Other Comprehensive Income of $293 million on a consolidated basis. Other Comprehensive Income was due primarily to a $55 million increase in net unrealized gains related to Available-for-Sale Securities, and a $247 million decrease in our consolidated liability for pension and postretirement benefits and was partially offset by $9 million of unrealized losses on derivative contracts accounted for as hedges. See Item 8. Financial Statements and Supplementary Data—Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax for additional information.
CAPITAL REQUIREMENTS
It is expected that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. Projected capital construction and investment expenditures, excluding nuclear fuel purchases, for the next three years are presented in the table below. These amounts are subject to change, based on various factors. We will continue to approach non-regulated solar and other renewables investments opportunistically, seeking projects that will provide attractive risk-adjusted returns for our shareholders.

	2014	2015	2016
Power:		Millions
Baseline	$210	$210	$210
Environmental/Regulatory	85	55	35
Fossil Growth Opportunities	40	15	—
Nuclear Expansion	140	85	25
Solar Expansion	5	—	—
Total Power	$480	$365	$270
PSE&G:
Transmission
Reliability Enhancements	$1,435	$1,290	$975
Facility Replacement	110	125	135
Support Facilities	10	15	15
Distribution
Reliability Enhancements	90	85	95
Facility Replacement	145	160	160
Support Facilities	45	45	45
New Business	155	155	160
Environmental/Regulatory	40	40	40
Renewables	125	125	55
Total PSE&G	$2,155	$2,040	$1,680
Services	45	35	25
Total PSEG	$2,680	$2,440	$1,975

Power
Power’s projected expenditures for the various items listed above are primarily comprised of the following:

•	Baseline—investments to replace major parts and enhance operational performance.

•	Environmental/Regulatory—investments made in response to environmental, regulatory or legal mandates.

•	Fossil Growth Opportunities—investments associated with upgrades to increase efficiency and output at combined cycle plants.

•	Nuclear Expansion—investments associated with certain Nuclear capital projects, primarily at existing facilities designed to increase operating output.
In 2013, Power made $415 million of capital expenditures, excluding $194 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear.

PSE&G
PSE&G’s projections for future capital expenditures include material additions and replacements to its transmission and distribution systems to meet expected growth and to manage reliability. As project scope and cost estimates develop, PSE&G will modify its current projections to include these required investments. PSE&G’s projected expenditures for the various items reported above are primarily comprised of the following:

•	Reliability Enhancements—investments made to maintain the reliability and efficiency of the system or function.

•	Facility Replacement—investments made to replace systems or equipment in kind.

•	Support Facilities—ancillary equipment needed to support the business lines, such as computers, office furniture and buildings and structures housing support personnel or equipment/inventory.

•	New Business—investments made in support of new business (e.g. to add new customers).

•	Environmental/Regulatory—investments made in response to environmental, regulatory or legal mandates.

•	Renewables—investments made in response to regulatory or legal mandates relating to renewable energy.
In 2013, PSE&G made $2,207 million of capital expenditures, including $2,175 million of investment in plant, primarily for transmission and distribution system reliability and $32 million in solar loan investments. This does not include expenditures for certain energy efficiency and renewable programs of $8 million or cost of removal, net of salvage, of $93 million, which are included in operating cash flows.
Additional Projects
In February 2013, we filed a petition with the BPU describing the improvements we recommend making to our electric and gas distribution systems over a ten year period to improve resiliency for the future. In this petition, we sought approval to invest $0.9 billion in our gas distribution system and $1.7 billion in our electric distribution over an initial five year period, plus associated expenses, and to receive contemporaneous recovery of and on such investments. This matter is pending. The current estimated cost of the entire program, including the first five years of investments for which we sought approval in this petition, is $3.9 billion. We anticipate seeking BPU approval to complete our investment under the program at a later date.
The estimated project expenditures related to this filing are not included above in our $7.1 billion three-year capital forecast table.
Disclosures about Long-Term Maturities, Contractual and Commercial Obligations and Certain Investments
The following table reflects our contractual cash obligations and other commercial commitments in the respective periods in which they are due. In addition, the table summarizes anticipated recourse and non-recourse debt maturities for the years shown. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 14. Schedule of Consolidated Debt. The table below does not reflect any anticipated cash payments for pension obligations due to uncertain timing of payments or liabilities for uncertain tax positions since we are unable to reasonably estimate the timing of liability payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions. See Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes for additional information.

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4- 5 Years	Over 5 Years
	Millions
Contractual Cash Obligations
Long-Term Recourse Debt Maturities
Power	$2,553	$44	$853	$250	$1,406
PSE&G	5,579	500	471	750	3,858
Transition Funding (PSE&G)	476	225	251	—	—
Transition Funding II (PSE&G)	20	12	8	—	—
Long-Term Non-Recourse Project Financing
Other	16	—	16	—	—
Interest on Recourse Debt
Power	1,214	132	245	182	655
PSE&G	3,850	232	417	387	2,814
Transition Funding (PSE&G)	38	27	11	—	—
Transition Funding II (PSE&G)	1	1	—	—	—
Interest on Non-Recourse Project Financing
Other	2	1	1	—	—
Capital Lease Obligations
Power	7	2	2	1	2
Services	13	7	6	—	—
Operating Leases
Power	22	1	2	3	16
PSE&G	64	9	13	9	33
Services	214	—	15	26	173
Other	6	2	3	1	—
Energy-Related Purchase Commitments
Power	3,364	661	1,227	701	775
Total Contractual Cash Obligations	$17,439	$1,856	$3,541	$2,310	$9,732
Commercial Commitments
Standby Letters of Credit
PSEG	$8	$8	$—	$—	$—
Power	$215	$215	$—	$—	$—
PSE&G	$13	$13	$—	$—	$—
Guarantees and Equity Commitments
Power	10	9	—	—	1
Total Commercial Commitments	$246	$245	$—	$—	$1
Liability Payments for Uncertain Tax Positions
PSEG	$2	$2	$—	$—	$—
Power	71	71	—	—	—
PSE&G	11	11	—	—	—
Other	73	73	—	—	—

OFF-BALANCE SHEET ARRANGEMENTS
Power
Power issues guarantees in conjunction with certain of its energy contracts. See Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities for further discussion.
Other
Through Energy Holdings, we have investments in leveraged leases that are accounted for in accordance with GAAP Accounting for Leases. Leveraged lease investments generally involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease arrangement, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and is not presented on our Consolidated Balance Sheets. In the event of default, the leased asset, and in some cases the lessee, secures the loan. As a lessor, Energy Holdings has ownership rights to the property and rents the property to the lessees for use in their business operations. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Investments.
In the event that collection of the minimum lease payments to be received by Energy Holdings is no longer reasonably assured, the accounting treatment for some of the leases may change. In such cases, Energy Holdings may deem that a lessee has a high probability of defaulting on the lease obligation, and would reclassify the lease from a leveraged lease to an operating lease and would consider the need to record an impairment of its investment. Should this event occur, the fair value of the underlying asset and the associated debt would be recorded on the Consolidated Balance Sheets instead of the net equity investment in the lease.
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
Accounting for Pensions
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. The market-related value of plan assets held for the qualified pension and OPEB plans is equal to the fair value of these assets as of year-end. The plan assets are comprised of investments in both debt and equity securities which are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. We calculate pension costs using various economic and demographic assumptions.
Assumptions and Approach Used: Economic assumptions include the discount rate and the long-term rate of return on trust assets. Demographic assumptions include projections of future mortality rates, pay increases and retirement patterns.

Assumption	2013	2012	2011
Discount Rate	5.00%	4.20%	5.00%
Rate of Return on Plan Assets	8.00%	8.00%	8.50%

The discount rate used to calculate pension obligations is determined as of December 31 each year, our measurement date. The discount rate used to determine year-end obligations is also used to develop the following year’s net periodic pension cost.
In selecting the annual discount rate to calculate benefit obligations, we utilize a hypothetical portfolio of high quality corporate bonds with cash flows that match the benefit plan liability. The composite yield on the hypothetical bond portfolio reflects the rate at which the obligations could effectively be settled.
Our expected rate of return on plan assets reflects current asset allocations, historical long-term investment performance and an estimate of future long-term returns by asset class and long-term inflation assumptions.
Based on the above assumptions, we have estimated net periodic pension income of approximately $13 million, net of amounts capitalized, and no contributions in 2014.

We utilize a corridor approach that reduces the volatility of reported pension expense /income. The corridor requires differences between actuarial assumptions and plan results be deferred and amortized as part of expense/income. This occurs only when the accumulated differences exceed 10% of the greater of the pension benefit obligation or the fair value of plan assets as of each year-end. The excess would be amortized over the average remaining service period of the active employees, which is approximately eight years.
Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming an 8.00% rate of return and a 5.00% discount rate for 2014, increasing annually by 25 basis points to 5.75% in 2017 and beyond. Actual future pension expense/income and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans.
The following chart reflects the sensitivities associated with a change in certain assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

	% Change	Impact on Pension Benefit Obligation as of December 31, 2013	Increase to Pension Expense in 2014
Assumption		Millions
Discount Rate	(1)%	$644	$69
Rate of Return on Plan Assets	(1)%	$—	$50

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.
Hedge and MTM Accounting
Current guidance requires us to recognize the fair value of derivative instruments, not designated as normal purchases or normal sales, at their fair value on the balance sheet. Many non-trading contracts qualify for normal purchases and normal sales exemption and are accounted for upon settlement.
Assumptions and Approach Used: In general, the fair value of our derivative instruments is determined by reference to quoted market prices from contracts listed on exchanges or from brokers. Some of these derivative contracts are long-term and rely on forward price quotations over the entire duration of the derivative contracts.
For a small number of contracts where quoted market prices are not available, we utilize mathematical models that rely on historical data to develop forward pricing information in the determination of fair value. Because the determination of fair value using such models is subject to significant assumptions and estimates, we developed reserve policies that are consistently applied to model-generated results to determine reasonable estimates of the fair value to record in the financial statements.
We have entered into various derivative instruments to manage risk from changes in commodity prices and interest rates. In accordance with our hedging strategy, derivatives that are hedging these risks and qualify are designated as either cash flow hedges or fair value hedges. For derivatives designated as hedges, the change in the value of a derivative instrument is measured against the offsetting change in the value of the underlying contract, anticipated transaction or other business condition that the derivative instrument is intended to hedge. This is known as the measure of hedge effectiveness. Changes in the fair value of the effective portion of a derivative instrument designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of the effective portion of derivative instruments designated as cash flow hedges, are reported in Accumulated Other Comprehensive Income (Loss), net of tax, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current period earnings. During periods of extreme price volatility, there will be significant changes in the value recorded in Accumulated Other Comprehensive Income (Loss).
For our wholesale energy business, many of the forward sale, forward purchase, option and other contracts are derivative instruments that hedge commodity price risk, but do not meet the requirements for either cash flow or fair value hedge accounting. The changes in value of such derivative contracts are marked to market through earnings as the related commodity prices fluctuate. As a result, our earnings may experience significant fluctuations depending on the volatility of commodity prices.
Effect if Different Assumptions Used: Any significant changes to the fair market values of our derivatives instruments could result in a material change in the value of the assets or liabilities recorded on our Consolidated Balance Sheets and could result in a material change to the unrealized gains or losses recorded in our Consolidated Statements of Operations.

For additional information regarding Derivative Financial Instruments, see Item 8. Financial Statements and Supplementary Data—Note 16. Financial Risk Management Activities.
Lease Investments
Our Investments in Leases, included in Long-Term Investments on our Consolidated Balance Sheets, are comprised of Lease Receivables (net of non-recourse debt), the estimated residual value of leased assets, and unearned and deferred income. A significant portion of the estimated residual value of leased assets is related to merchant power plants leased to other energy companies. See Item 8. Financial Statements and Supplementary Data – Note 7. Long-Term Investments, and Note 8. Financing Receivables.
Assumptions and Approach Used: Residual values are the estimated values of the leased assets at the end of the respective lease terms. The estimated values are calculated by discounting the cash flows related to the leased assets after the lease term. For the merchant power plants, the estimated discounted cash flows are dependent upon various assumptions, including:

•	estimated forward power and capacity prices in the years after the lease,

•	related prices of fuel for the plants,

•	dispatch rates for the plants,

•	future capital expenditures required to maintain the plants,

•	future operation and maintenance expenses, and

•	discount rates.

Residual valuations are performed annually for each plant subject to lease using specific assumptions tailored to each plant. Those annual valuations are compared to the recorded residual values to determine if an impairment is warranted.
Effect if Different Assumptions Used: A significant change to the assumptions, such as a large decrease in near-term power prices that affects the market’s view of long-term power prices, or a change in the credit rating or bankruptcy of a counterparty, could result in an impairment of one or more of the residual values, but not necessarily to all of the residual values. However, if, because of changes in assumptions, all the residual values related to the merchant energy plants were deemed to be zero, we would recognize an after-tax charge to income of approximately $179 million.
NDT Fund
Our NDT Fund is comprised of both debt and equity securities. The assets in the NDT Fund are classified as available-for-sale securities and are marked to market with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss) unless securities with such unrealized losses are deemed to be other-than-temporarily impaired. Realized gains, losses and dividend and interest income are recorded in our Consolidated Statements of Operations as Other Income and Other Deductions. Unrealized losses that are deemed to be other-than-temporarily impaired are charged against earnings rather than Accumulated Other Comprehensive Income (Loss) and reflected as a separate line in the Consolidated Statement of Operations.
Assumptions and Approach Used: The NDT Fund investments are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. See Item 8. Financial Statements and Supplementary Data—Note 17. Fair Value Measurements for additional information.
Effect if Different Assumptions Used: Any significant changes to the fair market values of the fund securities could result in a material change in the value of our NDT Fund with a corresponding impact to earnings, which could potentially result in additional funding requirements to satisfy our decommissioning obligations. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information.
Asset Retirement Obligations (ARO)
Power, PSE&G and Services recognize liabilities for the expected cost of retiring long-lived assets for which a legal obligation exists. These AROs are recorded at fair value in the period in which they are incurred and are capitalized as part of the carrying amount of the related long-lived assets. PSE&G, as a rate-regulated entity, recognizes regulatory assets or liabilities as a result of timing differences between the recording of costs and costs recovered through the ratemaking process. We accrete the ARO liability to reflect the passage of time.
Assumptions and Approach Used: Because quoted market prices are not available for AROs, we estimate the initial fair value of an ARO by calculating discounted cash flows that are dependent upon various assumptions, including:

•	estimation of dates for retirement,

•	amounts and timing of future cash expenditures associated with retirement, settlement or remediation activities,

•	discount rates,

•	cost escalation rates,

•	market risk premium,

•	inflation rates, and

•	if applicable, past experience with government regulators regarding similar obligations.
We obtain updated cost studies every three years unless new information necessitates more frequent updates. The most recent cost study was done in 2012. When we revise any assumptions used to calculate fair values of existing AROs, we adjust the ARO balance and corresponding long-lived asset which impacts the amount of accretion and depreciation expense recognized in future periods.
Nuclear Decommissioning AROs
AROs related to the future decommissioning of Power’s nuclear facilities comprised 92% of Power’s total AROs as of December 31, 2013. Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

•	license renewals,

•	early shutdown,

•	safe storage for a period of time after retirement, and

•	recovery from the federal government of costs incurred for spent nuclear fuel.
Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. For example, a 1% decrease in the discount rate would result in a $137 million increase in the Nuclear ARO as of December 31, 2013. A 1% increase in the inflation rate would result in a $353 million increase in the Nuclear ARO as of December 31, 2013. Also, if we did not assume that we would recover from the federal government the costs incurred for spent nuclear fuel, the Nuclear ARO would increase by $289 million at December 31, 2013.
Accounting for Regulated Businesses
PSE&G prepares its financial statements to comply with GAAP for rate-regulated enterprises, which differs in some respects from accounting for non-regulated businesses. In general, accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (Regulatory Asset) or recognize obligations (Regulatory Liability) if the rates established are designed to recover the costs and if the competitive environment makes it probable that such rates can be charged or collected. This accounting results in the recognition of revenues and expenses in different time periods than that of enterprises that are not regulated.
Assumptions and Approach Used: PSE&G recognizes Regulatory Assets where it is probable that such costs will be recoverable in future rates from customers and Regulatory Liabilities where it is probable that refunds will be made to customers in future billings. The highest degree of probability is an order from the BPU either approving recovery of the deferred costs over a future period or requiring the refund of a liability over a future period.
Virtually all of PSE&G’s regulatory assets and liabilities are supported by BPU orders. In the absence of an order, PSE&G will consider the following when determining whether to record a Regulatory Asset or Liability:

•	past experience regarding similar items with the BPU,

•	treatment of a similar item in an order by the BPU for another utility,

•	passage of new legislation, and

•	recent discussions with the BPU.
All deferred costs are subject to prudence reviews by the BPU. When the recovery of a Regulatory Asset or payment of a Regulatory Liability is no longer probable, PSE&G charges or credits earnings, as appropriate.

Effect if Different Assumptions Used: A change in the above assumptions may result in a material impact on our results of operations or our cash flows. See Item 8. Financial Statements and Supplementary Data—Note 6. Regulatory Assets and Liabilities for a description of the amounts and nature of regulatory balance sheet amounts.
Accounting for Insurance Proceeds
In late October 2012, strong winds and the resulting storm surge from Superstorm Sandy caused severe damage to our transmission and distribution system throughout our service territory as well as to some of our generation infrastructure. PSE&G has recognized $6 million in insurance proceeds. Power received total insurance proceeds of $44 million related to their expenses. See Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities for additional information.
Assumptions and Approach Used: As of December 31, 2013, we recovered approximately $50 million in total from our insurance carriers. In June 2013, PSEG, Power and PSE&G filed suit in New Jersey state court against the insurance carriers seeking legal interpretation of certain terms in the insurance policies regarding losses from damage caused by Superstorm Sandy's storm surge. In August 2013, the insurance carriers filed an answer in which they denied most of the allegations made in the complaint. Discovery is ongoing. We believe that any further proceeds to be received under our policies are not estimable at December 31, 2013.
Effect if Different Assumptions Used: If we were to use different assumptions regarding additional insurance proceeds, there would be a dollar for dollar effect on Operation and Maintenance Expense and Operating Income for Power. If we were to recognize any additional insurance proceeds for PSE&G, we would allocate those proceeds between Operation and Maintenance Expense and costs that have been deferred for regulatory recovery or capitalized. In either case, we would not recognize insurance proceeds in excess of actual costs incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

	MTM VaR
	Millions
Years Ended December 31,	2013	2012

95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$12	$18
Average for the Period	$15	$16
High	$29	$29
Low	$8	$7

99.5% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$18	$28
Average for the Period	$23	$25
High	$46	$46
Low	$13	$11

See Item 8. Financial Statements and Supplementary Data—Note 16. Financial Risk Management Activities for a discussion of credit risk.
Interest Rates
We are subject to the risk of fluctuating interest rates in the normal course of business. We manage interest rate risk by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, we use a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.
As of December 31, 2013, a hypothetical 10% increase in market interest rates would result in

•	less than $1 million of additional annual interest costs related to both the current and long-term portion of long-term debt, and

•	a $288 million decrease in the fair value of debt, including a $68 million decrease at Power and a $220 million decrease at PSE&G.
Debt and Equity Securities
We have $5.4 billion of assets in our pension plan trusts. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•	our future contributions to these plans,

•	our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and

•	future earnings, as we could be required to adjust pension expense and the assumed rate of return.
The NDT Fund is comprised of both fixed income and equity securities totaling $1.7 billion as of December 31, 2013. As of December 31, 2013, the portfolio includes $897 million of equity securities and $720 million in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2013, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $90 million.
We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has duration of 5.55 years and a yield of 2.48%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2013, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $40 million.

Credit Risk
See Item 8. Financial Statements and Supplementary Data—Note 16. Financial Risk Management Activities for a discussion of credit risk and a discussion about Power’s credit risk.
BGS suppliers expose PSE&G to credit losses in the event of non-performance or non-payment upon a default of the BGS supplier. Credit requirements are governed under BPU-approved BGS contracts.
Energy Holdings has credit risk related to its investments in leases, which totaled $98 million, net of deferred taxes of $727 million, as of December 31, 2013. These leveraged leases are concentrated in the United States energy industry. See Item 8. Financial Statements and Supplementary Data – Note 8. Financing Receivables for counterparties’ credit ratings and other information. The credit exposure to the lessees is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a temporary market downturn or degradation in operating performance of the leased assets.
In any lease transaction, in the event of a default, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. Under a worst-case scenario, if a foreclosure were to occur, Energy Holdings would record a pre-tax write-off up to its outstanding gross investment, including deferred taxes, in these facilities. Also, in the event of a potential foreclosure, the net tax benefits generated by Energy Holdings’ portfolio of investments could be materially reduced in the period in which gains associated with the potential forgiveness of debt at these projects occurs. The amount and timing of any potential reduction in net tax benefits is dependent upon a number of factors including, but not limited to, the time of a potential foreclosure, the amount of lease debt outstanding, any cash trapped at the projects and negotiations during such potential foreclosure process. The potential loss of earnings, impairment and/or tax payments could have a material impact to our financial position, results of operations and net cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This combined Form 10-K is separately filed by PSEG, Power and PSE&G. Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations as to any other company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Public Service Enterprise Group Incorporated:
We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(a). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Member and Board of Directors of
PSEG Power LLC:
We have audited the accompanying consolidated balance sheets of PSEG Power LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, member's equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(b). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Stockholder and Board of Directors of
Public Service Electric and Gas Company:
We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(c). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 26, 2014

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data

	Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$9,968	$9,781	$11,079
OPERATING EXPENSES
Energy Costs	3,536	3,719	4,747
Operation and Maintenance	2,887	2,632	2,481
Depreciation and Amortization	1,178	1,054	976
Taxes Other Than Income Taxes	68	98	133
Total Operating Expenses	7,669	7,503	8,337
OPERATING INCOME	2,299	2,278	2,742
Income from Equity Method Investments	11	12	4
Other Income	213	260	220
Other Deductions	(54)	(98)	(85)
Other-Than-Temporary Impairments	(12)	(18)	(22)
Interest Expense	(402)	(423)	(475)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,055	2,011	2,384
Income Tax (Expense) Benefit	(812)	(736)	(977)
INCOME FROM CONTINUING OPERATIONS	1,243	1,275	1,407
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $0, $0 and $(51) for the years ended 2013, 2012 and 2011, respectively	—	—	96
NET INCOME	$1,243	$1,275	$1,503
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,889	505,933	505,949
DILUTED	507,525	507,086	506,982
EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$2.46	$2.52	$2.78
NET INCOME	$2.46	$2.52	$2.97
DILUTED
INCOME FROM CONTINUING OPERATIONS	$2.45	$2.51	$2.77
NET INCOME	$2.45	$2.51	$2.96

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$1,243	$1,275	$1,503
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(54), $(24) and $43 for the years ended 2013, 2012 and 2011, respectively	55	19	(39)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $7, $18 and $54 for the years ended 2013, 2012 and 2011, respectively	(9)	(24)	(80)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(172), $32 and $44 for the years ended 2013, 2012 and 2011, respectively	247	(46)	(62)
Other Comprehensive Income (Loss), net of tax	293	(51)	(181)
COMPREHENSIVE INCOME	$1,536	$1,224	$1,322

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$493	$379
Accounts Receivable, net of allowances of $56 and $56 in 2013 and 2012, respectively	1,203	1,069
Tax Receivable	109	227
Unbilled Revenues	300	314
Fuel	545	583
Materials and Supplies, net	479	422
Prepayments	89	283
Derivative Contracts	98	138
Deferred Income Taxes	24	49
Regulatory Assets	243	349
Other	31	56
Total Current Assets	3,614	3,869
PROPERTY, PLANT AND EQUIPMENT	29,713	27,402
Less: Accumulated Depreciation and Amortization	(8,068)	(7,666)
Net Property, Plant and Equipment	21,645	19,736
NONCURRENT ASSETS
Regulatory Assets	2,612	3,830
Regulatory Assets of Variable Interest Entities (VIEs)	476	713
Long-Term Investments	1,313	1,324
Nuclear Decommissioning Trust (NDT) Fund	1,701	1,540
Other Special Funds	613	191
Goodwill	16	16
Other Intangibles	33	34
Derivative Contracts	163	153
Restricted Cash of VIEs	24	23
Other	312	296
Total Noncurrent Assets	7,263	8,120
TOTAL ASSETS	$32,522	$31,725

 See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$544	$1,026
Securitization Debt of VIEs Due Within One Year	237	226
Commercial Paper and Loans	60	263
Accounts Payable	1,222	1,304
Derivative Contracts	76	46
Accrued Interest	95	91
Accrued Taxes	37	17
Deferred Income Taxes	—	72
Clean Energy Program	142	153
Obligation to Return Cash Collateral	119	122
Regulatory Liabilities	43	67
Other	488	390
Total Current Liabilities	3,063	3,777
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,107	6,542
Regulatory Liabilities	233	209
Regulatory Liabilities of VIEs	11	10
Asset Retirement Obligations	677	627
Other Postretirement Benefit (OPEB) Costs	1,095	1,285
Accrued Pension Costs	121	876
Environmental Costs	414	537
Derivative Contracts	31	122
Long-Term Accrued Taxes	180	164
Other	119	108
Total Noncurrent Liabilities	9,988	10,480
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	7,587	6,148
Securitization Debt of VIEs	259	496
Project Level, Non-Recourse Debt	16	43
Total Long-Term Debt	7,862	6,687
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2013 and 2012— 533,556,660 shares	4,861	4,833
Treasury Stock, at cost, 2013— 27,699,398 shares; 2012— 27,664,188 shares	(615)	(607)
Retained Earnings	7,457	6,942
Accumulated Other Comprehensive Loss	(95)	(388)
Total Common Stockholders’ Equity	11,608	10,780
Noncontrolling Interest	1	1
Total Stockholders’ Equity	11,609	10,781
Total Capitalization	19,471	17,468
TOTAL LIABILITIES AND CAPITALIZATION	$32,522	$31,725

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,243	$1,275	$1,503
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	—	—	(122)
Depreciation and Amortization	1,178	1,054	982
Amortization of Nuclear Fuel	192	173	153
Provision for Deferred Income Taxes (Other than Leases) and ITC	270	721	811
Non-Cash Employee Benefit Plan Costs	243	271	175
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	31	93	(55)
Loss on Leases, net of tax	—	—	170
Net (Gain) Loss on Lease Investments	2	(49)	(55)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	79	63	(165)
Change in Accrued Storm Costs	(90)	(90)	(60)
Net Change in Regulatory Assets and Liabilities	2	(132)	(130)
Cost of Removal	(93)	(116)	(62)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(104)	(118)	(117)
Net Change in Tax Receivable	19	(211)	673
Net Change in Certain Current Assets and Liabilities	299	97	247
Employee Benefit Plan Funding and Related Payments	(231)	(314)	(508)
Other	118	70	117
Net Cash Provided By (Used In) Operating Activities	3,158	2,787	3,557
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,811)	(2,574)	(2,083)
Proceeds from Sale of Discontinued Operations	—	—	687
Proceeds from Sale of Capital Leases and Investments	50	58	179
Proceeds from Sales of Available-for-Sale Securities	1,159	1,666	1,355
Investments in Available-for-Sale Securities	(1,170)	(1,700)	(1,386)
Other	(29)	(75)	(21)
Net Cash Provided By (Used In) Investing Activities	(2,801)	(2,625)	(1,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(203)	263	(64)
Issuance of Long-Term Debt	2,000	900	794
Redemption of Long-Term Debt	(1,025)	(787)	(1,514)
Redemption of Securitization Debt	(226)	(216)	(206)
Repayment of Non-Recourse Debt	—	(1)	(1)
Cash Dividend Paid on Common Stock	(728)	(718)	(693)
Other	(61)	(58)	(50)
Net Cash Provided By (Used In) Financing Activities	(243)	(617)	(1,734)
Net Increase (Decrease) in Cash and Cash Equivalents	114	(455)	554
Cash and Cash Equivalents at Beginning of Period	379	834	280
Cash and Cash Equivalents at End of Period	$493	$379	$834
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$241	$121	$(219)
Interest Paid, Net of Amounts Capitalized	$385	$402	$479
Accrued Property, Plant and Equipment Expenditures	$336	$370	$336

See the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Millions

	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
	Shs.	Amount	Shs.	Amount				Total
Balance as of January 1, 2011	534	$4,807	(28)	$(593)	$5,575	$(156)	$8	$9,641
Net Income	—	—	—	—	1,503	—	—	1,503
Other Comprehensive Income (Loss), net of tax (expense) benefit of $141	—	—	—	—	—	(181)	—	(181)
Comprehensive Income								1,322
Cash Dividends on Common Stock	—	—	—	—	(693)	—	—	(693)
Noncontrolling Interest in Losses of Consolidated Entity	—	—	—	—	—	—	(6)	(6)
Other	—	16	—	(8)	—	—	—	8
Balance as of December 31, 2011	534	$4,823	(28)	$(601)	$6,385	$(337)	$2	$10,272
Net Income	—	—	—	—	1,275	—	—	1,275
Other Comprehensive Income (Loss), net of tax (expense) benefit of $26	—	—	—	—	—	(51)	—	(51)
Comprehensive Income								1,224
Cash Dividends on Common Stock	—	—	—	—	(718)	—	—	(718)
Noncontrolling Interest in Losses of Consolidated Entity	—	—	—	—	—	—	(1)	(1)
Other	—	10	—	(6)	—	—	—	4
Balance as of December 31, 2012	534	$4,833	(28)	$(607)	$6,942	$(388)	$1	$10,781
Net Income	—	—	—	—	1,243	—	—	1,243
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(219)	—	—	—	—	—	293	—	293
Comprehensive Income								1,536
Cash Dividends on Common Stock	—	—	—	—	(728)	—	—	(728)
Other	—	28	—	(8)	—	—	—	20
Balance as of December 31, 2013	534	$4,861	(28)	$(615)	$7,457	$(95)	$1	$11,609

See Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$5,063	$4,873	$6,150
OPERATING EXPENSES
Energy Costs	2,496	2,381	3,044
Operation and Maintenance	1,224	1,127	1,105
Depreciation and Amortization	273	242	228
Total Operating Expenses	3,993	3,750	4,377
OPERATING INCOME	1,070	1,123	1,773
Income from Equity Method Investments	16	15	14
Other Income	154	201	190
Other Deductions	(49)	(90)	(79)
Other-Than-Temporary Impairments	(12)	(18)	(20)
Interest Expense	(116)	(132)	(175)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,063	1,099	1,703
Income Tax (Expense) Benefit	(419)	(433)	(690)
INCOME FROM CONTINUING OPERATIONS	644	666	1,013
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $0, $0 and $(51) for the years ended 2013, 2012 and 2011, respectively	—	—	96
NET INCOME	$644	$666	$1,109

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$644	$666	$1,109
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(55), $(24) and $45 for the years ended 2013, 2012 and 2011, respectively	57	18	(42)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $7, $18 and $54 for the years ended 2013, 2012 and 2011, respectively	(10)	(24)	(80)
Pension/OPEB adjustment, net of tax (expense) benefit of $(151), $32 and $40 for the years ended 2013, 2012 and 2011, respectively	218	(46)	(59)
Other Comprehensive Income (Loss), net of tax	265	(52)	(181)
COMPREHENSIVE INCOME	$909	$614	$928

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6	$7
Accounts Receivable	338	270
Accounts Receivable—Affiliated Companies, net	333	340
Short-Term Loan to Affiliate	790	574
Fuel	545	583
Materials and Supplies, net	362	307
Derivative Contracts	57	118
Prepayments	13	17
Deferred Taxes	30	—
Other	2	20
Total Current Assets	2,476	2,236
PROPERTY, PLANT AND EQUIPMENT	10,278	9,914
Less: Accumulated Depreciation and Amortization	(2,911)	(2,692)
Net Property, Plant and Equipment	7,367	7,222
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,701	1,540
Long-Term Investments	123	125
Goodwill	16	16
Other Intangibles	33	34
Other Special Funds	139	36
Derivative Contracts	72	49
Other	75	65
Total Noncurrent Assets	2,159	1,865
TOTAL ASSETS	$12,002	$11,323

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$44	$300
Accounts Payable	516	499
Derivative Contracts	76	46
Deferred Income Taxes	—	16
Accrued Interest	28	26
Other	136	81
Total Current Liabilities	800	968
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	2,031	1,669
Asset Retirement Obligations	400	374
Other Postretirement Benefit (OPEB) Costs	206	221
Derivative Contracts	31	15
Accrued Pension Costs	35	272
Long-Term Accrued Taxes	53	50
Other	91	84
Total Noncurrent Liabilities	2,847	2,685
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
LONG-TERM DEBT
Total Long-Term Debt	2,497	2,040
MEMBER’S EQUITY
Contributed Capital	2,214	2,190
Basis Adjustment	(986)	(986)
Retained Earnings	4,693	4,754
Accumulated Other Comprehensive Loss	(63)	(328)
Total Member’s Equity	5,858	5,630
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,002	$11,323

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$644	$666	$1,109
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	—	—	(122)
Depreciation and Amortization	273	242	235
Amortization of Nuclear Fuel	192	173	153
Provision for Deferred Income Taxes and ITC	122	397	237
Interest Accretion on Asset Retirement Obligation	23	21	18
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	79	63	(165)
Non-Cash Employee Benefit Plan Costs	66	70	41
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(104)	(118)	(117)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(8)	47	(26)
Margin Deposit	(43)	(116)	49
Accounts Receivable	(4)	24	196
Accounts Payable	28	93	(156)
Accounts Receivable/Payable-Affiliated Companies, net	—	(40)	459
Accrued Interest Payable	2	(6)	(8)
Other Current Assets and Liabilities	70	(17)	34
Employee Benefit Plan Funding and Related Payments	(46)	(72)	(129)
Other	53	26	9
Net Cash Provided By (Used In) Operating Activities	1,347	1,453	1,817
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(609)	(770)	(757)
Proceeds from Sale of Discontinued Operations	—	—	687
Proceeds from Sales of Available-for-Sale Securities	1,084	1,478	1,355
Investments in Available-for-Sale Securities	(1,102)	(1,506)	(1,380)
Short-Term Loan—Affiliated Company, net	(216)	333	(509)
Other	(18)	(7)	26
Net Cash Provided By (Used In) Investing Activities	(861)	(472)	(578)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	500	—	544
Cash Dividend Paid	(705)	(619)	(511)
Redemption of Long-Term Debt	(300)	(414)	(1,250)
Contributed Capital	24	69	6
Cash Payment on Debt Redemption/Exchange	—	(15)	(17)
Other	(6)	(7)	(10)
Net Cash Provided By (Used In) Financing Activities	(487)	(986)	(1,238)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	(5)	1
Cash and Cash Equivalents at Beginning of Period	7	12	11
Cash and Cash Equivalents at End of Period	$6	$7	$12
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$291	$81	$172
Interest Paid, Net of Amounts Capitalized	$106	$119	$176
Accrued Property, Plant and Equipment Expenditures	$90	$95	$132

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Millions

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2011	$2,115	$(986)	$4,109	$(95)	$5,143
Net Income	—	—	1,109	—	1,109
Other Comprehensive Income (Loss), net of tax (expense) benefit of $139	—	—	—	(181)	(181)
Comprehensive Income					928
Contributed Capital	6	—	—		6
Cash Dividends Paid	—	—	(511)		(511)
Balance as of December 31, 2011	$2,121	$(986)	$4,707	$(276)	$5,566
Net Income	—	—	666	—	666
Other Comprehensive Income (Loss), net of tax (expense) benefit of $26	—	—	—	(52)	(52)
Comprehensive Income					614
Contributed Capital	69	—	—		69
Cash Dividends Paid	—	—	(619)		(619)
Balance as of December 31, 2012	$2,190	$(986)	$4,754	$(328)	$5,630
Net Income	—	—	644	—	644
Other Comprehensive Income (Loss), net of tax (expense) benefit of $(199)	—	—	—	265	265
Comprehensive Income					909
Contributed Capital	24	—	—		24
Cash Dividends Paid	—	—	(705)		(705)
Balance as of December 31, 2013	$2,214	$(986)	$4,693	$(63)	$5,858

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Millions

	Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$6,655	$6,626	$7,326
OPERATING EXPENSES
Energy Costs	2,841	3,159	3,951
Operation and Maintenance	1,639	1,508	1,372
Depreciation and Amortization	872	778	719
Taxes Other Than Income Taxes	68	98	133
Total Operating Expenses	5,420	5,543	6,175
OPERATING INCOME	1,235	1,083	1,151
Other Income	54	52	25
Other Deductions	(3)	(5)	(4)
Other-Than-Temporary Impairments	—	—	(1)
Interest Expense	(293)	(295)	(310)
INCOME BEFORE INCOME TAXES	993	835	861
Income Tax (Expense) Benefit	(381)	(307)	(340)
NET INCOME	$612	$528	$521

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$612	$528	$521
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1, $0 and $(1) for the years ended 2013, 2012 and 2011, respectively	(1)	—	2
COMPREHENSIVE INCOME	$611	$528	$523

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$18	$116
Accounts Receivable, net of allowances of $56 and $56 in 2013 and 2012, respectively	832	783
Unbilled Revenues	300	314
Materials and Supplies	115	114
Prepayments	24	29
Regulatory Assets	243	349
Derivative Contracts	25	5
Deferred Income Taxes	16	49
Other	12	24
Total Current Assets	1,585	1,783
PROPERTY, PLANT AND EQUIPMENT	19,071	17,006
Less: Accumulated Depreciation and Amortization	(4,964)	(4,726)
Net Property, Plant and Equipment	14,107	12,280
NONCURRENT ASSETS
Regulatory Assets	2,612	3,830
Regulatory Assets of VIEs	476	713
Long-Term Investments	361	348
Other Special Funds	354	61
Derivative Contracts	69	62
Restricted Cash of VIEs	24	23
Other	132	123
Total Noncurrent Assets	4,028	5,160
TOTAL ASSETS	$19,720	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED BALANCE SHEETS
Millions

	December 31,
	2013	2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$725
Securitization Debt of VIEs Due Within One Year	237	226
Commercial Paper and Loans	60	263
Accounts Payable	535	630
Accounts Payable—Affiliated Companies, net	190	73
Accrued Interest	67	65
Clean Energy Program	142	153
Deferred Income Taxes	30	60
Obligation to Return Cash Collateral	119	122
Regulatory Liabilities	43	67
Other	314	269
Total Current Liabilities	2,237	2,653
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,406	4,223
Other Postretirement Benefit (OPEB) Costs	839	1,011
Accrued Pension Costs	27	463
Regulatory Liabilities	233	209
Regulatory Liabilities of VIEs	11	10
Environmental Costs	363	486
Asset Retirement Obligations	274	250
Derivative Contracts	—	107
Long-Term Accrued Taxes	72	32
Other	47	38
Total Noncurrent Liabilities	6,272	6,829
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	5,066	4,070
Securitization Debt of VIEs	259	496
Total Long-Term Debt	5,325	4,566
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2013 and 2012—132,450,344 shares	892	892
Contributed Capital	520	420
Basis Adjustment	986	986
Retained Earnings	3,487	2,875
Accumulated Other Comprehensive Income	1	2
Total Stockholder’s Equity	5,886	5,175
Total Capitalization	11,211	9,741
TOTAL LIABILITIES AND CAPITALIZATION	$19,720	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$612	$528	$521
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	872	778	719
Provision for Deferred Income Taxes and ITC	198	442	571
Non-Cash Employee Benefit Plan Costs	156	179	118
Cost of Removal	(93)	(116)	(62)
Change in Accrued Storm Costs	(90)	(90)	(60)
Net Change in Regulatory Assets and Liabilities	2	(132)	(130)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(5)	(54)	252
Materials and Supplies	(1)	(20)	(4)
Prepayments	5	88	—
Net Change in Tax Receivable	—	16	(16)
Accounts Payable	19	(25)	9
Accounts Receivable/Payable-Affiliated Companies, net	100	(132)	197
Other Current Assets and Liabilities	40	37	(49)
Employee Benefit Plan Funding and Related Payments	(166)	(213)	(330)
Other	(4)	(30)	40
Net Cash Provided By (Used In) Operating Activities	1,645	1,256	1,776
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,175)	(1,770)	(1,302)
Proceeds from Sales of Available-for-Sale Securities	38	77	—
Investments in Available-for-Sale Securities	(20)	(77)	—
Solar Loan Investments	(15)	(74)	(51)
Other	—	(1)	(1)
Net Cash Provided By (Used In) Investing Activities	(2,172)	(1,845)	(1,354)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(203)	263	—
Issuance of Long-Term Debt	1,500	900	250
Redemption of Long-Term Debt	(725)	(373)	(264)
Redemption of Securitization Debt	(226)	(216)	(206)
Cash Dividend Paid	—	—	(300)
Contributed Capital	100	—	—
Other	(17)	(12)	(4)
Net Cash Provided By (Used In) Financing Activities	429	562	(524)
Net Increase (Decrease) in Cash and Cash Equivalents	(98)	(27)	(102)
Cash and Cash Equivalents at Beginning of Period	116	143	245
Cash and Cash Equivalents at End of Period	$18	$116	$143
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$84	$(30)	$(514)
Interest Paid, Net of Amounts Capitalized	$275	$280	$297
Accrued Property, Plant and Equipment Expenditures	$246	$275	$204

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
Millions

	Common Stock	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2011	$892	$420	$986	$2,126	$—	$4,424
Net Income	—	—	—	521	—	521
Other Comprehensive Income, net of tax (expense) benefit of $(1)	—	—	—	—	2	2
Comprehensive Income						523
Cash Dividends on Common Stock	—	—	—	(300)	—	(300)
Balance as of December 31, 2011	$892	$420	$986	$2,347	$2	$4,647
Net Income	—	—	—	528	—	528
Other Comprehensive Income, net of tax (expense) benefit of $0	—	—	—	—	—	—
Comprehensive Income						528
Balance as of December 31, 2012	$892	$420	$986	$2,875	$2	$5,175
Net Income	—	—	—	612	—	612
Other Comprehensive Income, net of tax (expense) benefit of $1	—	—	—	—	(1)	(1)
Comprehensive Income						611
Contributed Capital	—	100	—	—	—	100
Balance as of December 31, 2013	$892	$520	$986	$3,487	$1	$5,886

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies
Public Service Enterprise Group Incorporated, (PSEG) is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

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

•
Public Service Electric and Gas Company (PSE&G)—which is an operating public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the FERC. PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs in New Jersey, which are regulated by the BPU.

PSEG's other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which, effective January 1, 2014, operates the Long Island Power Authority's transmission and distribution system under a contractual agreement; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Annual Reports on Form 10-K and in accordance with accounting guidance generally accepted in the United States (GAAP).
On December 31, 2013, Energy Holdings distributed the outstanding equity of its 50% interest in a partnership that owns and operates a generation facility in Hawaii and its wholly owned interest in PSEG Solar Source LLC to PSEG. PSEG in turn contributed this distribution to Power as an additional equity investment. This transaction was accounted for as a noncash transfer of equity interest between entities under common control. Power recognized the related assets and liabilities at their carrying amounts (historical cost) at the date of transfer. In addition, as required under current guidance, Power accounted for the transaction to include the earnings and assets and liabilities related to the transfer as if the transfer had occurred at the beginning of the year, and prior years have been retrospectively adjusted to furnish comparative information. This resulted in an increase to Power’s Operating Revenues of $15 million, $8 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively, with an increase to Power’s Net Income of $16 million, $19 million and $11 million for those years. The adjustments also resulted in an increase of $351 million and $291 million to Power’s Total Assets as of December 31, 2013 and 2012, respectively, primarily comprised of Property, Plant and Equipment of the transferred solar facilities and the partnership investment in the generation facility in Hawaii.
Significant Accounting Policies
Principles of Consolidation
Each company consolidates those entities in which it has a controlling interest or is the primary beneficiary. See Note 3. Variable Interest Entities. Entities over which the companies exhibit significant influence, but do not have a controlling interest and/or are not the primary beneficiary, are accounted for under the equity method of accounting. For investments in which significant influence does not exist and the investor is not the primary beneficiary, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation, except as discussed in Note 24. Related-Party Transactions.
Power and PSE&G also have undivided interests in certain jointly-owned facilities, with each responsible for paying its respective ownership share of construction costs, fuel purchases and operating expenses. Power and PSE&G consolidated their portion of any revenues and expenses related to their respective jointly-owned facilities in the appropriate revenue and expense categories.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for the Effects of Regulation
In accordance with accounting guidance for rate-regulated entities, PSE&G’s financial statements must reflect the economic effects of regulation. PSE&G is required to defer the recognition of costs (a Regulatory Asset) or record the recognition of obligations (a Regulatory Liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs and recoveries, which are being amortized over various future periods. To the extent that collection of any such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or competitive position, the associated Regulatory Asset or Liability is charged or credited to income. Management believes that PSE&G’s transmission and distribution businesses continue to meet the accounting requirements for rate-regulated entities. For additional information, see Note 6. Regulatory Assets and Liabilities.
Derivative Financial Instruments
Each company uses derivative financial instruments to manage risk from changes in interest rates, commodity prices, congestion costs and emission credit prices, pursuant to its business plans and prudent practices.
Derivative instruments, not designated as normal purchases or sales, are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with changes of the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current period earnings. For derivative contracts that do not qualify nor are designated as cash flow or fair value hedges or as normal purchases or sales, changes in fair value are recorded in current period earnings.
Many non-trading contracts qualify for the normal purchases and normal sales exemption and are accounted for upon settlement.
For additional information regarding derivative financial instruments, see Note 16. Financial Risk Management Activities.
Revenue Recognition
The majority of Power’s revenues relate to bilateral contracts, which are accounted for on the accrual basis as the energy is delivered. Power’s revenue also includes changes in the value of non-trading energy derivative contracts that are not designated as normal purchases or sales or as cash flow or fair value hedges of other positions. Power records margins from energy trading on a net basis. See Note 16. Financial Risk Management Activities for further discussion.
PSE&G’s revenues are recorded primarily based on services rendered to customers. PSE&G records unbilled revenues for the estimated amount customers will be billed for services rendered from the time meters were last read to the end of the respective accounting period. The unbilled revenue is estimated each month based on usage per day, the number of unbilled days in the period, estimated seasonal loads based upon the time of year and the variance of actual degree-days and temperature-humidity-index hours of the unbilled period from expected norms.
Depreciation and Amortization
Power calculates depreciation on generation-related assets under the straight-line method based on the assets’ estimated useful lives. The estimated useful lives are:

•	general plant assets—3 years to 20 years

•	fossil production assets—19 years to 79 years

•	nuclear generation assets—approximately 60 years

•	pumped storage facilities—76 years

•	solar assets—25 years
PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or the FERC. The depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	2013	2012	2011
	Avg Rate	Avg Rate	Avg Rate
PSE&G Depreciation Rate	2.48%	2.48%	2.46%

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes Other Than Income Taxes
Excise taxes and transitional energy facilities assessment (TEFA) collected from PSE&G’s customers are presented in the financial statements on a gross basis. For the years ended December 31, 2013, 2012 and 2011, TEFA is included in the following captions in the Consolidated Statements of Operations:

	Years Ended December 31,
	2013	2012	2011
		Millions
TEFA included in:
Operating Revenues	$74	$108	$146
Taxes Other Than Income Taxes	$68	$98	$133

Interest Capitalized During Construction (IDC) and Allowance for Funds Used During Construction (AFUDC)
IDC represents the cost of debt used to finance construction at Power. AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. The amount of IDC or AFUDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate IDC or AFUDC for the years ended December 31, 2013, 2012 and 2011 were as follows:

	IDC/AFUDC Capitalized
	2013		2012		2011
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
Power	$23	5.36%	$29	5.16%	$30	5.91%
PSE&G	$34	8.11%	$33	8.43%	$13	6.56%

Income Taxes
PSEG and its subsidiaries file a consolidated federal income tax return and income taxes are allocated to PSEG’s subsidiaries based on the taxable income or loss of each subsidiary. Investment tax credits deferred in prior years are being amortized over the useful lives of the related property.
Uncertain income tax positions are accounted for using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. See Note 20. Income Taxes for further discussion.
Impairment of Long-Lived Assets
In accordance with accounting guidance, management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate an asset’s or asset group’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis is performed to determine if an impairment exists. When a long-lived asset's carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset's fair value is less than its carrying amount. An impairment would result in a reduction of the long-lived asset value through a non-cash charge to earnings.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.
Accounts Receivable—Allowance for Doubtful Accounts
PSE&G’s accounts receivable are reported in the balance sheet as gross outstanding amounts adjusted for doubtful accounts. The allowance for doubtful accounts reflects PSE&G’s best estimates of losses on the accounts receivable balances. The allowance is based on accounts receivable aging, historical experience, write-off forecasts and other currently available evidence.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable are charged off in the period in which the receivable is deemed uncollectible. Recoveries of accounts receivable are recorded when it is known they will be received.
Materials and Supplies and Fuel
Materials and supplies for Power are valued at the lower of average cost or market. Fuel inventory at Power includes the weighted average costs of stored natural gas, coal, fuel oil and propane used to generate power and to satisfy obligations under Power’s gas supply contracts with PSE&G. The costs of fuel, including transportation costs, are included in inventory when purchased and charged at average cost to Energy Costs when used or sold. PSE&G’s materials and supplies are carried at average cost consistent with the rate-making process.
Restricted Funds
PSE&G’s restricted funds represent revenues collected from its retail electric customers that must be used to pay the principal, interest and other expenses associated with the securitization bonds of PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II).
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
PSE&G’s additions to and replacements of existing property, plant and equipment are capitalized at original cost. The cost of maintenance, repair and replacement of minor items of property is charged to expense as incurred. At the time units of depreciable property are retired or otherwise disposed of, the original cost, adjusted for net salvage value, is charged to accumulated depreciation.
Available-for-Sale Securities
These securities are comprised of the Nuclear Decommissioning Trust (NDT) Fund, a master independent external trust account maintained to provide for the costs of decommissioning upon termination of operations of Power’s nuclear facilities and amounts comprising Other Special Funds that are deposited to fund a Rabbi Trust which was established to meet the obligations related to non-qualified pension plans and deferred compensation plans.
Realized gains and losses on available-for-sale securities are recorded in earnings and unrealized gains and losses on such securities are recorded as a component of Accumulated Other Comprehensive Income (Loss) (except credit losses on debt securities which are recorded in earnings). Securities with unrealized losses that are deemed to be other-than-temporarily impaired are recorded in earnings. See Note 9. Available-for-Sale Securities for further discussion.
Pension and Other Postretirement Benefits (OPEB) Plan Assets
The market-related value of plan assets held for the qualified pension and OPEB plans is equal to the fair value of those assets as of year-end. Fair value is determined using quoted market prices and independent pricing services based upon the security type as reported by the trustee at the measurement dates (December 31) for all plan assets. See Note 12. Pension, Other Postretirement Benefits (OPEB) and Savings Plans for further discussion.
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

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We adopted this standard retrospectively effective January 1, 2013. As this standard requires disclosures only, it did not have any impact on our consolidated financial position, results of operations or cash flows. For additional information, see Note 16. Financial Risk Management Activities.
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

We adopted this standard prospectively effective January 1, 2013. As this standard requires disclosures only, it did not have any impact on our consolidated financial position, results of operations or cash flows. For additional information, see Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax.
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
However, the unrecognized tax benefit will be presented on the Balance Sheet as a liability and will not be combined with deferred tax assets in cases where that tax benefit cannot or will not, if permissible, be used to settle any additional income taxes that would result from the disallowance of a tax position.
The standard is effective for fiscal years and interim periods beginning after December 15, 2013. We believe the impact of adopting this standard will be immaterial.
Note 3. Variable Interest Entities (VIEs)
VIEs for which PSE&G is the Primary Beneficiary
PSE&G is the primary beneficiary of and consolidates two marginally capitalized VIEs, Transition Funding and Transition Funding II, which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which is pledged as collateral to the trustee for these bonds. PSE&G acts as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds are remitted to the trustee for Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs.
The assets and liabilities of these VIEs are presented separately on the face of the Consolidated Balance Sheets of PSEG and PSE&G because the Transition Funding and Transition Funding II assets are restricted and can only be used to settle their respective obligations. The Transition Funding and Transition Funding II creditors do not have any recourse to the general credit of PSE&G in the event the transition charges are not sufficient to cover the bond principal and interest payments of Transition Funding and Transition Funding II, respectively.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of December 31, 2013 and 2012. PSE&G considers the risk of actual loss to be remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II in 2013 or 2012. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding and Transition Funding II.
Note 4. Discontinued Operations and Dispositions
Discontinued Operations
Power
In March 2011, Power completed the sale of its 1,000 MW gas-fired Guadalupe generating facility for a total sale price of $352 million, resulting in an after-tax gain of $54 million.
In July 2011, Power completed the sale of its 1,000 MW gas-fired Odessa generating facility for a total sale price of $335 million, resulting in an after-tax gain of $25 million.
PSEG Texas’ operating results for the year ended December 31, 2011, which were reclassified to Discontinued Operations, are summarized below:

Year Ended December 31, 2011
Millions
Operating Revenues	$112
Income Before Income Taxes	$26
Net Income (Loss)	$17

Dispositions
Leveraged Leases
For the year ended December 31, 2011, Energy Holdings sold its leveraged lease investment in an office building in Denver, Colorado for gross proceeds of $215 million. Proceeds net of sales costs were $175 million with an after-tax gain of $34 million.
Other Leases
In June 2013, Energy Holdings closed on the sale of its investments in a commercial office complex for proceeds of $41 million, resulting in an after-tax gain of $6 million.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment and Jointly-Owned Facilities
Information related to Property, Plant and Equipment as of December 31, 2013 and 2012 is detailed below:

	Power	PSE&G	Other	PSEG Consolidated
	Millions
2013
Generation:
Fossil Production	$6,924	$—	$—	$6,924
Nuclear Production	1,636	—	—	1,636
Nuclear Fuel in Service	857	—	—	857
Other Production-Solar	273	469	—	742
Construction Work in Progress	489	—	—	489
Total Generation	10,179	469	—	10,648
Transmission and Distribution:
Electric Transmission	—	4,037	—	4,037
Electric Distribution	—	7,109	—	7,109
Gas Transmission	—	89	—	89
Gas Distribution	—	5,230	—	5,230
Construction Work in Progress	—	1,605	—	1,605
Plant Held for Future Use	—	3	—	3
Other	—	372	—	372
Total Transmission and Distribution	—	18,445	—	18,445
Other	99	157	364	620
Total	$10,278	$19,071	$364	$29,713

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	PSE&G	Other	PSEG Consolidated
	Millions
2012
Generation:
Fossil Production	$6,886	$—	$—	$6,886
Nuclear Production	1,415	—	—	1,415
Nuclear Fuel in Service	853	—	—	853
Other Production-Solar	217	434	—	651
Construction Work in Progress	450	7	—	457
Total Generation	9,821	441	—	10,262
Transmission and Distribution:
Electric Transmission	—	3,053	—	3,053
Electric Distribution	—	6,807	—	6,807
Gas Transmission	—	89	—	89
Gas Distribution	—	5,065	—	5,065
Construction Work in Progress	—	1,048	—	1,048
Plant Held for Future Use	—	6	—	6
Other	—	380	—	380
Total Transmission and Distribution	—	16,448	—	16,448
Other	93	117	482	692
Total	$9,914	$17,006	$482	$27,402

Power and PSE&G have ownership interests in and are responsible for providing their respective shares of the necessary financing for the following jointly-owned facilities. All amounts reflect the share of Power’s and PSE&G’s jointly-owned projects and the corresponding direct expenses are included in the Consolidated Statements of Operations as operating expenses.

		As of December 31,
		2013		2012
	Ownership		Accumulated		Accumulated
	Interest	Plant	Depreciation	Plant	Depreciation
		Millions
Power:
Coal Generating
Conemaugh	23%	$374	$139	$321	$132
Keystone	23%	$388	$140	$387	$128
Nuclear Generating
Peach Bottom	50%	$886	$215	$730	$193
Salem	57%	$897	$254	$865	$209
Nuclear Support Facilities	Various	$205	$37	$191	$29
Pumped Storage Facilities
Yards Creek	50%	$36	$23	$35	$23
Merrill Creek Reservoir	14%	$1	$—	$1	$—
PSE&G:
Transmission Facilities	Various	$161	$66	$156	$63

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power holds undivided ownership interests in the jointly-owned facilities above. Power is entitled to shares of the generating capability and output of each unit equal to its respective ownership interests. Power also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. Power’s share of expenses for the jointly-owned facilities is included in the appropriate expense category. Each owner is responsible for any financing with respect to its pro rata share of capital expenditures.
Power co-owns Salem and Peach Bottom with Exelon Generation. Power is the operator of Salem and Exelon Generation is the operator of Peach Bottom. A committee appointed by the co-owners provides oversight. Proposed Operation and Maintenance (O&M) budgets and requests for major capital expenditures are reviewed and approved as part of the normal Power governance process.
GenOn Northeast Management Company is a co-owner and the operator for Keystone Generating Station and Conemaugh Generating Station. A committee appointed by the co-owners provides oversight. Proposed O&M budgets and requests for major capital expenditures are reviewed and approved as part of the normal Power governance process.
Power is a co-owner in the Yards Creek Pumped Storage Generation Facility. Jersey Central Power & Light Company (JCP&L) is also a co-owner and the operator of this facility. JCP&L submits separate capital and O&M budgets, subject to Power's approval as part of the normal Power governance process.
Power is a minority owner in the Merrill Creek Reservoir and Environmental Preserve in Warren County, New Jersey. Merrill Creek Owners Group is the owner-operator of this facility. The operator submits separate capital and O&M budgets, subject to Power's approval as part of the normal Power governance process.
Note 6. Regulatory Assets and Liabilities
PSE&G prepares its financial statements in accordance with GAAP accounting for regulated utilities as described in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies. PSE&G has deferred certain costs based on rate orders issued by the BPU or the FERC or based on PSE&G’s experience with prior rate cases. Most of PSE&G’s Regulatory Assets and Liabilities as of December 31, 2013 are supported by written orders, either explicitly or implicitly through the BPU’s treatment of various cost items. These costs will be recovered and amortized over various future periods.
Regulatory Assets are subject to prudence reviews and can be disallowed in the future by regulatory authorities. PSE&G believes that all of its Regulatory Assets are probable of recovery. To the extent that collection of any Regulatory Assets or payments of Regulatory Liabilities is no longer probable, the amounts would be charged or credited to income.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2013	2012	Recovery/Refund Period
	Millions
Regulatory Assets
Current
Non-Utility Generation Charge (NGC)	$6	$—	Annual filing for recovery (1) (2)
Societal Benefits Charges (SBC)	16	74	Annual filing for recovery (1) (2)
Solar and Energy Efficiency Recovery Charges (formerly RRC and currently Green Program Recovery Charges (GPRC))	41	33	Annual filing for recovery (1) (2)
Solar Pilot Recovery Charge (SPRC)	12	14	Annual filing for recovery (1) (2)
Capital Stimulus Undercollection	3	34	Annual filing for recovery (1) (2)
Weather Normalization Clause (WNC)	20	30	Annual filing for recovery (2)
New Jersey Clean Energy Program	142	154	Annual filing for recovery (1) (2)
Other	3	10	Various
Total Current Regulatory Assets	$243	$349
Noncurrent
Stranded Costs To Be Recovered	$701	$1,112	Through December 2016 (1) (2)
Manufactured Gas Plant (MGP) Remediation Costs	445	588	Various (2)
Pension and Other Postretirement Benefit Costs	637	1,550	Various
Deferred Income Taxes	444	405	Various
Remediation Adjustment Charge (RAC) (Other SBC)	144	88	Through 2019 (1) (2)
Mark-to-Market (MTM) Contracts	—	107	See MTM Contracts below
Unamortized Loss on Reacquired Debt and Debt Expense	81	89	Over remaining debt life (1)
Conditional Asset Retirement Obligation	123	110	Various
Gas Margin Adjustment Clause	—	7	Through July 2015 (2)
GPRC	151	142	Various (2)
WNC	—	27	Annual filing for recovery (2)
Storm Damage Deferral	245	244	To be determined
Other	117	74	Various
Total Noncurrent Regulatory Assets	$3,088	$4,543
Total Regulatory Assets	$3,331	$4,892

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2013	2012	Recovery/Refund Period
	Millions
Regulatory Liabilities
Current
Deferred Income Taxes	$31	$32	Various
Overrecovered Gas and Electric Costs—Basic Gas Supply Service (BGSS) and Basic Generation Service (BGS)	9	21	Annual filing for recovery (1) (2)
FERC Formula Rate True-up	—	5	Annual filing for recovery (1) (2)
NGC	—	9	Annual filing for recovery (1) (2)
Other	3	—	Various
Total Current Regulatory Liabilities	$43	$67
Noncurrent
Electric Cost of Removal	$137	$166	Reduced as cost is incurred
MTM Contracts	74	40	Various
Other	33	13	Various
Total Noncurrent Regulatory Liabilities	$244	$219
Total Regulatory Liabilities	$287	$286

(1)	Recovered/Refunded with interest.

(2)	Recoverable/Refundable per specific rate order.
All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:

•	NGC: Represents the difference between the cost of non-utility generation and the amounts realized from selling that energy at market rates through PJM and ratepayer collections.

•
SBC: The SBC, as authorized by the BPU and the New Jersey Electric Discount and Energy Competition Act, includes costs related to PSE&G's electric and gas business as follows: (1) the USF; (2) Energy Efficiency and Renewable Energy Programs; (3) Electric bad debt expense; and (4) the RAC for incurred MGP remediation expenditures. All components accrue interest on both over and underrecoveries.

•
GPRC: These costs are amounts associated with various renewable energy and energy efficiency programs. Components of the GPRC include: Carbon Abatement, Energy Efficiency Economic Stimulus Program, Energy Efficiency Economic Extension Program, the Demand Response Program, Solar Generation Investment Program (Solar 4 All), Solar 4 All Extension, Solar Loan II Program and Solar Loan III Program.

•
SPRC: This charge is designed to recover the revenue requirements associated with the PSE&G Solar Pilot Program (Solar Loan I) per a BPU Order, less the net proceeds from the sale of associated Solar Renewable Energy Certificates (SRECs) or cash received in lieu of SRECs. The net recovery is subject to deferred accounting. Interest at the two-year constant maturity treasury rate plus 60 basis points will be accrued monthly on any under- or over-recovered balances.

•
Capital Stimulus Undercollection: PSE&G has received approval from the BPU for programs that provide for accelerated investment in utility infrastructure. The goal of these accelerated capital investments is to improve the reliability of PSE&G's infrastructure and New Jersey's economy through job creation.

•
WNC Deferral: This represents the over- or under- collection of gas margin refundable or recoverable under the BPU's weather normalization clause. The WNC requires PSE&G to calculate, at the end of each October-to-May period, the level by which margin revenues differed from what would have resulted if normal weather had occurred.

•
New Jersey Clean Energy Program: The BPU approved future funding requirements for Energy Efficiency and Renewable Energy Programs through the first half of 2013. Once the rates are measured, they are recovered through the SBC.

•
Stranded Costs To Be Recovered: This reflects deferred costs, which are being recovered through the securitization transition charges authorized by the BPU in irrevocable financing orders and being collected by PSE&G, as servicer

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on behalf of Transition Funding and Transition Funding II, respectively. Collected funds are remitted to Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs and taxes.
Transition Funding and Transition Funding II are wholly owned, bankruptcy-remote subsidiaries of PSE&G that purchased certain transition property from PSE&G and issued transition bonds secured by such property. The transition property consists principally of the rights to receive electricity consumption-based per kilowatt-hour (kWh) charges from PSE&G's electric distribution customers, which represent irrevocable rights to receive amounts sufficient to recover certain of PSE&G's transition costs related to deregulation, as approved by the BPU.

•
MGP Remediation Costs: Represents the low end of the range for the remaining environmental investigation and remediation program cleanup costs for manufactured gas plants that are probable of recovery in future rates. Once these costs are incurred, they are recovered through the RAC in the SBC.

•
Pension and Other Postretirement Benefit Costs: Pursuant to the adoption of accounting guidance for employers' defined benefit pension and OPEB plans, PSE&G recorded the unrecognized costs for defined benefit pension and other OPEB plans on the balance sheet as a Regulatory Asset. These costs represent actuarial gains or losses, prior service costs and transition obligations as a result of adoption, which have not been expensed. These costs are amortized and recovered in future rates.

•	Deferred Income Taxes: These amounts represent the portion of deferred income taxes that will be recovered or refunded through future rates, based upon established regulatory practices.

•	RAC (Other SBC): Costs incurred to clean up manufactured gas plants which are recovered over seven years.

•
MTM Contracts: The estimated fair value of gas hedge contracts, gas cogeneration supply contracts and long-term standard offer capacity agreements (SOCAs) as provided in New Jersey's Long-Term Capacity Agreement Pilot Program (LCAPP). The regulatory asset/liability is offset by a derivative asset/liability and, with respect to the gas hedge contracts only, an intercompany receivable/payable on the Consolidated Balance Sheets. As a result of a federal court ruling that held the LCAPP to be unconstitutional, the SOCAs were terminated and the related derivative liability and regulatory asset reversed in the fourth quarter of 2013.

•
Unamortized Loss on Reacquired Debt and Debt Expense: Represents losses on reacquired long-term debt and expenses associated with issuances of new debt, which are recovered through rates over the remaining life of the debt.

•
Conditional Asset Retirement Obligation: These costs represent the differences between rate regulated cost of removal accounting and asset retirement accounting under GAAP. These costs will be recovered in future rates.

•	Gas Margin Adjustment Clause: PSE&G defers the margin differential received from Transportation Gas Service Non-Firm Customers versus bill credits provided to BGSS-Firm customers.

•
Storm Damage Deferral: Costs incurred in the cleanup of major storms in 2012, 2011 and 2010, including Hurricane Irene and Superstorm Sandy under a BPU Order received in December 2012 authorizing the deferral of incremental and otherwise unreimbursed costs.

•
Overrecovered Gas and Electric Costs: These costs represent the net overrecovered amounts associated with BGSS and BGS, as approved by the BPU. For BGS, interest is accrued on both overrecovered and underrecovered balances. For BGSS, interest is accrued only on overrecovered balances from residential customers.

•	FERC Formula Rate True-up: Overcollection or undercollection of transmission earnings calculated using a FERC approved formula.

•
Electric Cost of Removal: PSE&G accrues and collects for cost of removal in rates. The liability for non-legally required cost of removal is classified as a Regulatory Liability. This liability is reduced as removal costs are incurred. Accumulated cost of removal is a reduction to the rate base.

Significant 2013 regulatory orders received from and currently pending rate filings with the FERC and the BPU are as follows:

•
Transmission Formula Rates—PSE&G’s 2013 Annual Formula Rate Update with the FERC provided for approximately $174 million in increased annual transmission revenues effective January 1, 2013. In October 2013, PSE&G filed its 2014 Annual Formula Rate Update with the FERC, which provided for approximately $176 million in increased annual transmission revenues effective January 1, 2014. PSE&G subsequently reached an agreement with certain customers providing for a downward adjustment of postretirement benefits other than pension included in its Formula Rate, and in December 2013 submitted to the FERC a Modified Annual Update for 2014 and a request

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the FERC authorize the agreed-upon revenue decrease. Under this modified proposal, annual transmission revenues would increase by $171 million rather than $176 million, effective January 1, 2014. In mid-January 2014, the FERC issued an order authorizing the proposed tariff.

•
BGSS—In October 2013, PSE&G filed a self-implementing two-month BGSS residential customer bill credit with the BPU. This bill credit was 35 cents per therm for the months of November and December 2013 and provided approximately $115 million in total credits to residential customers over the two months, reducing the BGSS deferred balance. The BGSS rate reverted back to the current rate on January 1, 2014. In January 2014, PSE&G filed a self-implementing one-month BGSS residential customer bill credit with the BPU. This bill credit is 25 cents per therm for the month of February 2014 and is expected to provide approximately $50 million in total credits to residential customers over the month, reducing the BGSS deferred balance. In February 2014, PSE&G filed an additional self-implementing one-month BGSS residential customer bill credit with the BPU which will continue the 25 cents per therm credit through the month of March 2014. This additional credit is expected to provide approximately $43 million in total credits to residential customers, reducing the deferred BGSS balance. On April 1, 2014, the BGSS rate will revert back to the current rate.

•	RAC—On February 19, 2014, the BPU approved PSE&G's filing with respect to its RAC 20 petition allowing recovery of net MGP expenditures through July 31, 2012.

•
GPRC—In May 2013, PSE&G received BPU approval for recovery of GPRC program costs incurred through November 30, 2012. In July 2013, PSE&G filed a petition with the BPU to recover GPRC program costs incurred after November 2012. On February 19, 2014, the BPU approved that request which allowed recovery of GPRC program costs incurred through September 30, 2013.

•
WNC—In April 2013, the BPU approved PSE&G's filing with respect to deficiency revenues from the 2011-2012 Winter Period. As a result, final rates were approved to recover $41 million from customers during the 2012-2013 Winter Period, with a carryover deficiency of $24 million to the 2013-2014 Winter Period. In September 2013, the BPU provisionally approved PSE&G's filing with respect to deficiency revenues from the 2012-2013 Winter Period, inclusive of the $24 million carryover deficiency from the 2011-2012 Winter Period. As a result, a total of $26 million of deficiency revenues will be recovered from customers during the 2013-2014 Winter Period (October 1 through May 31).

•
Universal Service Fund (USF)/Lifeline—The USF is an energy assistance program mandated by the BPU and funded through the SBC clause mechanism to provide payment assistance to low income customers. The Lifeline program is a separate mandated energy assistance program to provide payment assistance to elderly and disabled customers. In September 2013, the BPU approved rates set to recover costs incurred under the Program. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on Net Income.

•
Capital Stimulus Infrastructure Programs (CIP II)—In November 2013, PSE&G filed a petition with the BPU to recover program costs incurred for its CIP II investments through September 30, 2013. The discovery phase of this proceeding is underway.

•
SBC—In November 2013, PSE&G filed a petition with the BPU to recover NGC and SBC costs incurred through September 30, 2013 under its Energy Efficiency & Renewable Energy Programs, Social Programs and NGC. The discovery phase of this proceeding is underway.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Investments
Long-Term Investments as of December 31, 2013 and 2012 included the following:

	As of December 31,
	2013	2012
	Millions
Power
Partnerships and Corporate Joint Ventures (Equity Method Investments) (A)	$123	$125
PSE&G
Life Insurance and Supplemental Benefits	158	161
Solar Loan Investments	196	180
Other Investments	7	7
Energy Holdings
Lease Investments	825	840
Partnerships and Corporate Joint Ventures:
Equity Method Investments (A)	3	9
Cost Method Investments (B)	1	2
Total Long-Term Investments	$1,313	$1,324

(A)	During the three years ended December 31, 2013, 2012 and 2011, the amount of dividends from these investments was $11 million, $17 million and $3 million, respectively.

(B)	Reflects Energy Holdings' investments in certain companies in which it does not have the ability to exercise significant influence. Such investments are accounted for under the cost method.
Leases
Energy Holdings has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Consolidated Balance Sheets. The following table shows Energy Holdings’ gross and net lease investment as of December 31, 2013 and 2012, respectively.

	As of December 31,
	2013	2012
	Millions
Lease Receivables (net of Non-Recourse Debt)	$701	$721
Estimated Residual Value of Leased Assets	529	535
Total Investment in Rental Receivables	1,230	1,256
Unearned and Deferred Income	(405)	(416)
Gross Investments in Leases	825	840
Deferred Tax Liabilities	(727)	(723)
Net Investments in Leases	$98	$117

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pre-tax income and income tax effects, excluding gains and losses on sales, related to investments in leases were as follows:

	Years Ended December 31,
	2013	2012	2011
	Millions
Pre-Tax Income (Loss) from Leases	$11	$78	$(228)
Income Tax Expense (Benefit) on Pre-Tax Income from Leases	$6	$34	$(77)

Equity Method Investments
Power and Energy Holdings had the following equity method investments as of December 31, 2013:

		%
Name	Location	Owned
Power
Keystone Fuels, LLC	PA	23%
Conemaugh Fuels, LLC	PA	23%
Kalaeloa	HI	50%
Energy Holdings
GWF	CA	50%
Hanford L. P. (Hanford)	CA	50%

Note 8. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with SRECs generated from the installed solar electric system. The following table reflects the outstanding loans by class of customer, none of which would be considered “non-performing.”

Credit Risk Profile Based on Payment Activity
	As of December 31,
Consumer Loans	2013	2012
	Millions
Commercial/Industrial	$192	$174
Residential	15	15
	$207	$189

Energy Holdings
Energy Holdings had a net investment in domestic energy and real estate assets subject to leveraged lease accounting of $98 million and $117 million as of December 31, 2013 and 2012, respectively (See Note 7. Long-Term Investments).
The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. “Not Rated” counterparties represent investments in lease receivables related to coal-fired assets and commercial real estate properties.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Lease Receivables, Net of Non-Recourse Debt
	As of December 31,
Counterparties’ Credit Rating (S&P) as of December 31, 2013	2013	2012
	Millions
AA	$19	$21
AA-	56	73
BBB+ - BB+	316	316
B	166	166
Not Rated	144	145
	$701	$721

The “B” rating and the "Not Rated" above include lease receivables related to coal-fired assets in Pennsylvania and Illinois, respectively. As of December 31, 2013, the gross investment in the leases of such assets, net of non-recourse debt, was $561 million ($7 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	Not Rated	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Not Rated	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$116	17%	1,711	Coal	B	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$110	100%	603	Coal	B	GenOn REMA, LLC

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

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
MWG has substantially completed investments in mercury removal (Activated Carbon Injection) and NOX emission controls (low NOX burners and Selective Non-Catalytic Reduction systems). In April 2013, MWG obtained approval from the Illinois Pollution Control Board to defer capital investments for up to two additional years to meet upcoming air emission compliance deadlines under Illinois law. Also, in July 2013, the U.S. Court of Appeals affirmed the judgment of the lower court dismissing claims brought by the U.S. Environmental Protection Agency (EPA) and the State of Illinois against EME and MWG for alleged violations of the Clean Air Act.
In December 2012, EME and MWG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Immediately prior to that filing, EME, MWG and the Equity Investors, as well as certain affiliated owner lessors, entered into a forbearance agreement with holders of a majority of the lease debt that financed the original sale-leaseback transaction. As part of this agreement, (i) MWG will make partial lease payments of $4 million each month during the extension period starting in July 2013, (ii) MWG will continue to make certain environmental capital expenditures at the units, and (iii) the parties reserve their rights, claims, and defenses with respect to whether the leases are secured financings, rent amounts due under the leases, and the classification of claims under the leases, among other things.
In October 2013, NRG, EME, MWG, the Equity Investors and other creditor parties involved in the bankruptcy executed a new agreement, which was approved by the Bankruptcy Court. The new agreement contains the terms and conditions under which NRG would acquire substantially all of EME’s assets, including the Powerton and Joliet leased assets. As part of the proposed transaction, (i) the leases for the Powerton and Joliet coal units would be assumed on their existing terms, (ii) all past due rent under the leases would be paid in full, (iii) NRG would assume EME’s tax indemnity and guarantee obligations, and (iv) NRG would invest up to $350 million in the Powerton and Joliet coal units so they could be operated in compliance with all environmental regulations. The proposed transaction also requires approval by the FERC and other regulatory bodies, and there can be no assurances that the above transaction will be consummated. NRG and EME have stated that they expect the transaction to close in March 2014. The terms of the aforementioned forbearance agreement remain in effect until such time as the NRG acquisition is consummated or terminated.
In December 2011, indirect subsidiary companies of Energy Holdings and Dynegy Incorporated (Dynegy) reached a settlement agreement resolving disputes that had arisen between them with regard to Dynegy Holding’s (DH) rejection of the Dynegy leases. The original terms of the settlement agreement included an allowed claim in Bankruptcy Court of $110 million against DH. In December 2011, upon the effective date of the court order authorizing the Dynegy lease rejections, the leases no longer qualified for leveraged lease accounting treatment under GAAP. As a result, Energy Holdings wrote off the $264 million gross lease investment against the previously recorded reserve. The Energy Holdings' indirect subsidiary companies that are owners/lessors of the two plants ceased leveraged lease accounting and recorded the generation assets and related nonrecourse project debt on their balance sheets at their respective fair values (See Note 17. Fair Value Measurements).
In June 2012, an amended and restated settlement agreement entered into by DH, Dynegy and their creditors (including indirect subsidiary companies of Energy Holdings) was approved by the Bankruptcy Court. In October 2012, Dynegy emerged from bankruptcy and distributed cash and stock settlements to the claimants. The total recovery of Energy Holdings' indirect subsidiary companies from the Dynegy leases was approximately $63 million, which was recorded in Operating Revenues in 2012.
In December 2013, Energy Holdings executed a lease extension for its share of the Grand Gulf nuclear unit in Mississippi with the lessee, System Energy Resources, Inc., an affiliate of Entergy Corporation. The lease terms are for $14 million of annual rent commencing at the end of the current lease in July 2015 and extending through July 2036.
Note 9. Available-for-Sale Securities
NDT Fund
In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. Power is

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required to file periodic reports with the NRC demonstrating that the NDT Fund meets the formula-based minimum NRC funding requirements.
Power maintains an external master NDT to fund its share of decommissioning for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. Power’s share of decommissioning costs related to its five nuclear units was estimated to be between $2.2 billion and $2.4 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2013 was approximately $369 million and is included in the Asset Retirement Obligation. The trust funds are managed by third-party investment advisors who operate under investment guidelines developed by Power.
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$609	$290	$(2)	$897
Debt Securities
Government Obligations	438	3	(12)	429
Other Debt Securities	285	10	(4)	291
Total Debt Securities	723	13	(16)	720
Other Securities	84	—	—	84
Total NDT Available-for-Sale Securities	$1,416	$303	$(18)	$1,701

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$648	$147	$(6)	$789
Debt Securities
Government Obligations	274	11	—	285
Other Debt Securities	320	22	—	342
Total Debt Securities	594	33	—	627
Other Securities	124	—	—	124
Total NDT Available-for-Sale Securities	$1,366	$180	$(6)	$1,540

These amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31, 2013	As of December 31, 2012
	Millions
Accounts Receivable	$39	$18
Accounts Payable	$36	$53

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months:

	As of December 31, 2013				As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$30	$(2)	$2	$—	$139	$(6)	$—	$—
Debt Securities
Government Obligations (B)	300	(11)	1	(1)	34	—	1	—
Other Debt Securities (C)	107	(4)	3	—	31	—	6	—
Total Debt Securities	407	(15)	4	(1)	65	—	7	—
NDT Available-for-Sale Securities	$437	$(17)	$6	$(1)	$204	$(6)	$7	$—

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over companies with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of December 31, 2013.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of December 31, 2013.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2013.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Years Ended December 31,
	2013	2012	2011
	Millions
Proceeds from Sales	$1,070	$1,433	$1,355
Net Realized Gains
Gross Realized Gains	$112	$153	$144
Gross Realized Losses	(26)	(52)	(45)
Net Realized Gains (Losses) on NDT Fund	$86	$101	$99

Gross realized gains and gross realized losses disclosed in the above table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Consolidated Statements of Operations. Net unrealized gains of $141 million (after-tax) are included in Accumulated Other Comprehensive Loss on PSEG's and Power’s Consolidated Balance Sheets as of December 31, 2013.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The available-for-sale debt securities held as of December 31, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$44
1 - 5 years	180
6 - 10 years	180
11 - 15 years	45
16 - 20 years	26
Over 20 years	245
Total NDT Available-for-Sale Debt Securities	$720

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2013, other-than-temporary impairments of $12 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
Rabbi Trust
PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as a “Rabbi Trust.”
PSEG classifies investments in the Rabbi Trust as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in the Rabbi Trust.

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$14	$9	$—	$23
Debt Securities
Government Obligations	109	—	(2)	107
Other Debt Securities	46	1	(1)	46
Total Debt Securities	155	1	(3)	153
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$172	$10	$(3)	$179

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$13	$5	$—	$18
Debt Securities
Government Obligations	114	3	—	117
Other Debt Securities	45	2	—	47
Total Debt Securities	159	5	—	164
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$175	$10	$—	$185

These amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as show in the following table.

	As of December 31, 2013	As of December 31, 2012
	Millions
Accounts Receivable	$1	$4
Accounts Payable	$2	$5

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months:

	As of December 31, 2013				As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	47	(2)	2	—	—	—	—	—
Other Debt Securities (C)	18	(1)	1	—	—	—	—	—
Total Debt Securities	65	(3)	3	—	—	—	—	—
Rabbi Trust Available-for-Sale Securities	$65	$(3)	$3	$—	$—	$—	$—	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund is through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors. PSEG does not consider these securities to be other-than-temporarily impaired as of December 31, 2013.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of December 31, 2013.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2013.

The proceeds from the sales of and the net realized gains on securities in the Rabbi Trust Fund were:

	Years Ended December 31,
	2013	2012	2011
	Millions
Proceeds from Rabbi Trust Sales	$89	$233	$—
Net Realized Gains (Losses):
Gross Realized Gains	$4	$6	$—
Gross Realized Losses	(3)	—	—
Net Realized Gains (Losses) on Rabbi Trust	$1	$6	$—

Gross realized gains and gross realized losses disclosed in the above table were recognized in Other Income and Other Deductions, respectively, in the Consolidated Statements of Operations. Net unrealized gains of $4 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets as of December 31, 2013. The Rabbi Trust available-for-sale debt securities held as of December 31, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	58
6 - 10 years	30
11 - 15 years	7
16 - 20 years	4
Over 20 years	54
Total Rabbi Trust Available-for-Sale Debt Securities	$153

The cost of these securities was determined on the basis of specific identification.

PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities. In 2013, there were no other-than-temporary impairments recognized on investments of the Rabbi Trust.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of December 31, 2013	As of December 31, 2012
	Millions
Power	$39	$36
PSE&G	42	61
Other	98	88
Total Rabbi Trust Available-for-Sale Securities	$179	$185

Note 10. Goodwill and Other Intangibles
As of each of December 31, 2013 and 2012, Power had goodwill of $16 million related to the Bethlehem Energy Center facility. Power conducted an annual review for goodwill impairment as of October 31, 2013 and concluded that goodwill was not impaired. No events occurred subsequent to that date which would require a further review of goodwill for impairment.
In addition to goodwill, as of December 31, 2013 and 2012, Power had intangible assets of $33 million and $34 million, respectively, related to emissions allowances and renewable energy credits. Emissions expense includes impairments of emissions allowances and costs for emissions, which is recorded as emissions occur. As load is served under contracts requiring energy from renewable sources, the related expense is recorded. Such expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	Millions
Emissions Expense	$6	$5	$35
Renewable Energy Expense	$26	$34	$43

Note 11. Asset Retirement Obligations (AROs)
PSEG, Power and PSE&G have recorded various AROs which represent legal obligations to remove or dispose of an asset or some component of an asset at retirement.
Power’s ARO liability primarily relates to the decommissioning of its nuclear power plants in accordance with NRC requirements. To estimate this decommissioning obligation related to its nuclear power plants, Power uses a probability weighted, discounted cash flow model which, on a unit by unit basis, considers multiple outcome scenarios that include significant estimates and assumptions, and are based on third party decommissioning cost estimates, cost escalation rates, inflation rates and discount rates. Power has an independent external trust that is intended to fund decommissioning of its nuclear facilities upon termination of operation. For additional information, see Note 9. Available-for-Sale Securities. Power also identified conditional AROs primarily related to Power’s fossil generation units, including liabilities for

•	removal of asbestos, stored hazardous liquid material and underground storage tanks from industrial power sites,

•	restoration of leased office space to rentable condition upon lease termination,

•	permits and authorizations,

•	restoration of an area occupied by a reservoir when the reservoir is no longer needed, and

•	demolition of certain plants, and the restoration of the sites at which they reside, when the plants are no longer in service.
PSE&G has conditional AROs primarily for legal obligations related to the removal of treated wood poles and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service. PSE&G did not record an ARO for its protected steel and poly-based natural gas transmission lines, as management believes that these categories of transmission lines have an indeterminable life.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes to the ARO liabilities for PSEG, Power and PSE&G during 2012 and 2013 are presented in the following table:

	PSEG	Power	PSE&G	Other
	Millions
ARO Liability as of January 1, 2012	$489	$261	$226	$2
Liabilities Settled	(5)	(1)	(5)	1
Liabilities Incurred	11	4	7	—
Accretion Expense	21	21	—	—
Accretion Expense Deferred and Recovered in Rate Base (A)	14	—	14	—
Revisions to Present Values of Estimated Cash Flows	97	89	8	—
ARO Liability as of December 31, 2012	$627	$374	$250	$3
Liabilities Settled	(5)	(1)	(4)	—
Liabilities Incurred	17	4	13	—
Accretion Expense	23	23	—	—
Accretion Expense Deferred and Recovered in Rate Base (A)	15	—	15	—
ARO Liability as of December 31, 2013	$677	$400	$274	$3

(A)	Not reflected as expense in Consolidated Statements of Operations
During 2012, Power recorded an increase in its ARO liabilities, primarily due to an increase in the estimated cost to decommission its nuclear power plants and increased accretion. The increase in the estimated costs to decommission Power's nuclear plants resulted primarily from the receipt of updated decommissioning cost studies in 2012 and the impact of lower discount rates. This change in the ARO did not result in any material impact in Power's Consolidated Statements of Operations.
Note 12. Pension, Other Postretirement Benefits (OPEB) and Savings Plans
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
PSEG, Power and PSE&G are required to record the under or over funded positions of their defined benefit pension and OPEB plans on their respective balance sheets. Such funding positions of each PSEG company are required to be measured as of the date of its respective year-end Consolidated Balance Sheets. For under funded plans, the liability is equal to the difference between the plan’s benefit obligation and the fair value of plan assets. For defined benefit pension plans, the benefit obligation is the projected benefit obligation. For OPEB plans, the benefit obligation is the accumulated postretirement benefit obligation. In addition, accounting guidance requires that the total unrecognized costs for defined benefit pension and OPEB plans be recorded as an after-tax charge to Accumulated Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity. However, for PSE&G, because the amortization of the unrecognized costs is being collected from customers, the accumulated unrecognized costs are recorded as a Regulatory Asset. The unrecognized costs represent actuarial gains or losses, prior service costs and transition obligations arising from the adoption of the revised accounting guidance for pensions and OPEB, which had not been expensed.
For Power, the charge to Accumulated Other Comprehensive Income (Loss) is amortized and recorded as net periodic pension cost in the Consolidated Statements of Operations. For PSE&G, the Regulatory Asset is amortized and recorded as net periodic pension cost in the Consolidated Statements of Operations.
The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2013 and 2012. It also provides the funded status of the plans and the amounts recognized and amounts not recognized on the Consolidated Balance Sheets at the end of both years.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	Millions
Change in Benefit Obligation
Benefit Obligation at Beginning of Year (A)	$5,235	$4,572	$1,538	$1,338
Service Cost	116	101	21	17
Interest Cost	215	223	63	65
Actuarial (Gain) Loss	(501)	586	(144)	182
Gross Benefits Paid	(253)	(248)	(64)	(69)
Medicare Subsidy Receipts	—	—	—	5
Special Termination Benefits	—	1	—	—
Benefit Obligation at End of Year (A)	$4,812	$5,235	$1,414	$1,538
Change in Plan Assets
Fair Value of Assets at Beginning of Year	$4,357	$3,831	$253	$211
Actual Return on Plan Assets	857	541	52	31
Employer Contributions	155	233	78	75
Gross Benefits Paid	(253)	(248)	(64)	(69)
Medicare Subsidy Receipts	—	—	—	5
Fair Value of Assets at End of Year	$5,116	$4,357	$319	$253
Funded Status
Funded Status (Plan Assets less Benefit Obligation)	$304	$(878)	$(1,095)	$(1,285)
Additional Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$434	$6	$—	$—
Current Accrued Benefit Cost	(9)	(8)	—	—
Noncurrent Accrued Benefit Cost	(121)	(876)	(1,095)	(1,285)
Amounts Recognized	$304	$(878)	$(1,095)	$(1,285)
Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets and Deferred Assets (B)
Prior Service Cost	$(120)	$(139)	$(53)	$(67)
Net Actuarial Loss	977	2,174	310	527
Total	$857	$2,035	$257	$460

(A)	Represents projected benefit obligation for pension benefits and the accumulated postretirement benefit obligation for Other benefits.

(B)
Includes $408 million ($238 million, after-tax) and $827 million ($485 million, after-tax) in Accumulated Other Comprehensive Loss related to Pension and OPEB as of December 31, 2013 and 2012, respectively.

The pension benefits table above provides information relating to the funded status of all qualified and nonqualified pension plans and OPEB plans on an aggregate basis. As of December 31, 2013, PSEG had funded approximately 106% of its projected benefit obligation. This percentage does not include $179 million of assets in the Rabbi Trust as of December 31, 2013 which were used partially to fund the nonqualified pension plans. As of December 31, 2013, the nonqualified pension plans included in the benefit obligation in the above table and in the projected benefit obligation were $130 million. The fair values of the Rabbi Trust assets are included in Other Special Funds on the Consolidated Balance Sheets.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligation
The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $4.5 billion as of December 31, 2013 and $4.9 billion as of December 31, 2012.
The following table provides the components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$116	$101	$92	$21	$17	$14
Interest Cost	215	223	228	63	65	61
Expected Return on Plan Assets	(348)	(306)	(334)	(21)	(17)	(18)
Amortization of Net
Transition Obligation	—	—	—	—	2	4
Prior Service Cost	(19)	(18)	(11)	(14)	(14)	(13)
Actuarial Loss	188	167	119	42	31	14
Net Periodic Benefit Cost	$152	$167	$94	$91	$84	$62
Special Termination Benefits	—	1	—	—	—	—
Effect of Regulatory Asset	—	—	—	—	19	19
Total Benefit Costs, Including Effect of Regulatory Asset	$152	$168	$94	$91	$103	$81

Pension costs and OPEB costs for PSEG, Power and PSE&G are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	Millions
Power	$43	$52	$29	$23	$18	$12
PSE&G	91	97	51	65	82	67
Other	18	19	14	3	3	2
Total Benefit Costs	$152	$168	$94	$91	$103	$81

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Deferred Assets:

	Pension		OPEB
	2013	2012	2013	2012
	Millions
Net Actuarial (Gain) Loss in Current Period	$(1,009)	$350	$(175)	$169
Amortization of Net Actuarial Gain (Loss)	(188)	(167)	(42)	(32)
Amortization of Prior Service Credit	19	19	14	14
Amortization of Transition Asset	—	—	—	(2)
Total	$(1,178)	$202	$(203)	$149

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts that are expected to be amortized from Accumulated Other Comprehensive Loss, Regulatory Assets and Deferred Assets into Net Periodic Benefit Cost in 2014 are as follows:

	Pension Benefits	Other Benefits
	2014	2014
	Millions
Actuarial (Gain) Loss	$56	$23
Prior Service Cost	$(19)	$(14)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount Rate	5.00%	4.20%	5.00%	5.01%	4.20%	5.00%
Rate of Compensation Increase	4.61%	4.61%	4.61%	4.61%	4.61%	4.61%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount Rate	4.20%	5.00%	5.40%	4.20%	5.00%	5.38%
Expected Return on Plan Assets	8.00%	8.00%	8.50%	8.00%	8.00%	8.50%
Rate of Compensation Increase	4.61%	4.61%	4.61%	4.61%	4.61%	4.61%
Assumed Health Care Cost Trend Rates as of December 31
Administrative Expense				3.00%	3.00%	5.00%
Dental Costs				5.00%	6.00%	6.00%
Pre-65 Medical Costs
Immediate Rate				8.00%	8.88%	8.00%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2021	2023	2016
Post-65 Medical Costs
Immediate Rate				7.88%	7.98%	8.25%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2021	2019	2017
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs
				Millions
Total of Service Cost and Interest Cost				$12	$12	$11
Postretirement Benefit Obligation				$161	$180	$155
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs
Total of Service Cost and Interest Cost				$(9)	$(9)	$(9)
Postretirement Benefit Obligation				$(134)	$(149)	$(128)

Plan Assets
All the investments of pension plans and OPEB plans are held in a trust account by the Trustee and consist of an undivided interest in an investment account of the Master Trust. The investments in the pension and OPEB plans are measured at fair value within a hierarchy that prioritizes the inputs to fair value measurements into three levels. See Note 17. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of both plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the relationship of the interest of each plan to the total of the interests of the participating

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans. As of December 31, 2013, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 94% and 6%, respectively.
The following tables present information about the investments measured at fair value on a recurring basis as of December 31, 2013 and 2012, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2013
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Temporary Investment Funds (A)	$93	$52	$41	$—
Common Stocks (B)
Commingled—United States	2,264	2,264	—	—
Commingled—International	1,016	1,016	—	—
Other	704	704	—	—
Bonds (C)
Government (United States & Foreign)	596	—	596	—
Other	737	—	737	—
Private Equity (D)	25	—	—	25
Total	$5,435	$4,036	$1,374	$25

	Recurring Fair Value Measurements as of December 31, 2012
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Temporary Investment Funds (A)	$67	$—	$67	$—
Common Stocks (B)
Commingled—United States	1,928	1,928	—	—
Commingled—International	839	839	—	—
Other	431	431	—	—
Bonds (C)
Government (United States & Foreign)	623	—	623	—
Other	691	—	691	—
Private Equity (D)	31	—	—	31
Total	$4,610	$3,198	$1,381	$31

(A)
Certain open-ended mutual funds with mainly short-term investments are valued based on unadjusted quoted prices in active market (Level 1). Certain temporary investments are valued using inputs such as time-to-maturity, coupon rate, quality rating and current yield (Level 2).

(B)
Wherever possible, fair values of equity investments in stocks and in commingled funds are derived from quoted market prices as substantially all of these instruments have active markets (primarily Level 1). Most investments in stocks are priced utilizing the principal market close price or in some cases midpoint, bid or ask price.

(C)	Investments in fixed income securities including bond funds are priced using an evaluated pricing approach or the most recent exchange or quoted bid (primarily Level 2).

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)
Limited partnership interests in private equity funds are valued using significant unobservable inputs as there is little, if any, market activity. In addition, there may be transfer restrictions on private equity securities. The process for determining the fair value of such securities relied on commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. These inputs require significant management judgment or estimation (primarily Level 3).

Reconciliations of the beginning and ending balances of the Pension and OPEB Plans’ Level 3 assets for the years ended December 31, 2013 and 2012 are as follows:

	Balance as of January 1, 2013	Purchases/ (Sales)	Transfer In/ (Out)	Actual Return on Asset Sales	Actual Return on Assets Still Held	Balance as of December 31, 2013
	Millions
Private Equity	$31	$(11)	$—	$11	$(6)	$25

	Balance as of January 1, 2012	Purchases/ (Sales)	Transfer In/ (Out)	Actual Return on Asset Sales	Actual Return on Assets Still Held	Balance as of December 31, 2012
	Millions
Pooled Real Estate	$36	$(38)	$—	$2	$—	$—
Private Equity	$37	$(6)	$—	$5	$(5)	$31

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2013	2012
Equity Securities	73%	69%
Fixed Income Securities	25	29
Other Investments	2	2
Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop a portfolio designed to produce the maximum return opportunity per unit of risk. In 2011, PSEG completed its latest asset/liability study. The results from the study indicated that a long-term target asset allocation of 70% equities and 30% fixed income is consistent with the funds’ financial objectives. Derivative financial instruments are used by the plans’ investment managers primarily to adjust the fixed income duration of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 8.00% as of December 31, 2013 and will remain unchanged for 2014. This expected return was determined based on the study discussed above, including a premium for active management and considered the plans’ historical annualized rate of return since inception, which was 9.5%.
Plan Contributions
PSEG does not anticipate making additional contributions into its pension plans during 2014. PSEG may contribute up to $14 million into its OPEB plan during 2014.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments
The following pension benefit and postretirement benefit payments are expected to be paid to plan participants.

Year	Pension Benefits	Other Benefits
	Millions
2014	$256	$77
2015	263	78
2016	272	80
2017	282	82
2018	293	84
2019-2023	1,647	458
Total	$3,013	$859

Long Island Electric Utility Servco LLC (ServCo) Pension and OPEB
PSEG Long Island (PSEG LI) and the Long Island Power Authority (LIPA) entered into a twelve year Amended and Restated Operations Services Agreement (OSA) effective January 1, 2014 to operate LIPA’s electric transmission and distribution (T&D) system in Long Island, New York. ServCo, a wholly owned subsidiary of PSEG LI, has created benefit plans that provide substantially the same benefits to its employees as those previously provided by National Grid Electric Services LLC (NGES), the predecessor T&D manager for LIPA. Such benefits include defined benefit and cash balance pension plans and health and welfare plans for union, nonunion and management employees. Since the vast majority of ServCo's employees had worked under NGES' T&D operations services arrangement with LIPA, ServCo's plans provide certain of those employees with pension and OPEB vested credit for prior years' services earned while working for NGES. The OSA provides for all of these employee benefit costs to be funded by LIPA. ServCo amounts are not included in any of the preceding pension and OPEB disclosures.
401(k) Plans
PSEG sponsors two 401(k) plans, which are Employee Retirement Income Security Act defined contribution retirement plans. Eligible represented employees of PSEG's subsidiaries participate in the PSEG Employee Savings Plan (Savings Plan), while eligible non-represented employees of PSEG's subsidiaries participate in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). Eligible employees may contribute up to 50% of their compensation to these plans. PSEG matches 50% of such employee contributions up to 7% of pay for Savings Plan participants and up to 8% of pay for Thrift Plan participants.
The amount paid for employer matching contributions to the plans for PSEG, Power and PSE&G are detailed as follows:

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2013	2012	2011
	Millions
Power	$10	$10	$8
PSE&G	19	18	14
Other	4	4	2
Total Employer Matching Contributions	$33	$32	$24

Note 13. Commitments and Contingent Liabilities
Guaranteed Obligations
Power’s activities primarily involve the purchase and sale of energy and related products under transportation, physical, financial and forward contracts at fixed and variable prices. These transactions are with numerous counterparties and brokers that may require cash, cash-related instruments or guarantees.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The face value of outstanding guarantees, current exposure and margin positions as of December 31, 2013 and 2012 are shown below:

	As of December 31, 2013	As of December 31, 2012
	Millions
Face Value of Outstanding Guarantees	$1,639	$1,508
Exposure under Current Guarantees	$246	$226
Letters of Credit Margin Posted	$132	$124
Letters of Credit Margin Received	$25	$69
Cash Deposited and Received
Counterparty Cash Margin Deposited	$—	$15
Counterparty Cash Margin Received	$—	$(4)
Net Broker Balance Deposited (Received)	$80	$26
In the Event Power were to Lose its Investment Grade Rating
Additional Collateral that could be Required	$691	$654
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,522	$3,531
Additional Amounts Posted
Other Letters of Credit	$45	$45

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 16. Financial Risk Management Activities for further discussion. In accordance with PSEG's accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a three level downgrade from its current S&P, Moody’s and Fitch ratings, many of these agreements allow the counterparty to demand further performance assurance. See table above.
The SEC and the Commodity Futures Trading Commission (CFTC) continue efforts to implement new rules to effect stricter regulation over swaps and derivatives, including imposing reporting and record-keeping requirements. In August 2013, PSEG began reporting its swap transactions to a CFTC-approved swap data repository. PSEG continues to monitor developments in this area, as the CFTC considers additional requirements such as a new position limits rule for energy commodity swaps.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power's various other non-energy contractual and environmental obligations. See table above.

Environmental Matters
Passaic River
Historic operations of PSEG companies and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes as discussed below.
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
The EPA has determined that a 17-mile stretch of the Passaic River from Newark to Clifton, New Jersey is a “Super Fund” site under CERCLA. This designation allows the EPA to clean up such sites and to compel responsible parties to perform cleanups or reimburse the government for cleanups led by the EPA.
The EPA has determined the need to perform a comprehensive study of the entire 17-miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
Seventy-three Potentially Responsible Parties (PRPs), including Power and PSE&G, agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) and formed the Cooperating Parties Group (CPG) to divide the associated costs according to a mutually agreed upon formula. The CPG group, currently 67 members, is presently conducting the RI/FS. Approximately seven percent of the RI/FS costs are currently attributable to PSE&G’s former MGP sites and approximately one percent to Power’s generating stations. Power has provided notice to insurers concerning this potential claim. The RI/FS is expected to be completed by the end of 2014 at an estimated cost of approximately $125 million.
In 2007, the EPA released a draft “Focused Feasibility Study” (FFS) that proposed six options to address the contamination cleanup of the lower eight miles of the Passaic River. The EPA estimated costs for the proposed remedy ranged from $1.3 billion to $3.7 billion. The work contemplated by the draft FFS is not subject to the cost sharing agreement discussed above. The EPA's revised proposed FFS is scheduled to be released for public comment in the first quarter of 2014.
In June 2008, an agreement was announced between the EPA and Tierra Solutions, Inc. and Maxus Energy Corporation (Tierra/Maxus) for removal of a portion of the contaminated sediment in the Passaic River at an estimated cost of $80 million. Phase I of the removal work has been completed. Tierra/Maxus have reserved their rights to seek contribution for these removal costs from the other PRPs, including Power and PSE&G.
At the EPA's direction, the CPG, with the exception of Tierra and Maxus, which are no longer members, has commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. PSEG’s share of the cost of that effort is approximately three percent.
Except for the Passaic River 10.9 mile removal, Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to the Passaic River matters.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Spill Compensation and Control Act (Spill Act)
In 2005, the New Jersey Department of Environmental Protection (NJDEP) filed suit in the New Jersey Superior Court seeking damages and reimbursement for costs expended by the State of New Jersey to address the effects of a certain PRP’s discharge of hazardous substances into both the Passaic River and the balance of the Newark Bay Complex. In 2009, third party complaints were filed against some 320 third party defendants, including Power and PSE&G, claiming that each of the third party defendants is responsible for its proportionate share of the clean-up costs for the hazardous substances it allegedly discharged into the Passaic River and the Newark Bay Complex. Power and PSE&G are alleged to have owned, operated or contributed to a total of 11 sites or facilities that impacted these water bodies. The third party complaints sought statutory contribution and contribution under the Spill Act to recover past and future removal costs and damages. In December 2013, the Court approved a settlement of the entire third party action. Power and PSE&G's contributions to the settlement, either individually or in the aggregate, were immaterial.
Natural Resource Damage Claims
In 2003, the NJDEP directed PSEG, PSE&G and 56 other PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the Spill Act. The NJDEP alleged that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP estimated the cost of interim natural resource injury restoration activities along the lower Passaic River at approximately $950 million. In 2007, agencies of the United States Department of Commerce and the United States Department of the Interior (the Passaic River federal trustees) sent letters to PSE&G and other PRPs inviting participation in an assessment of injuries to natural resources that the agencies intended to perform. In 2008, PSEG and a number of other PRPs agreed to share certain immaterial costs the trustees have incurred and will incur going forward, and to work with the trustees to explore whether some or all of the trustees’ claims can be resolved in a cooperative fashion. That effort is continuing. PSE&G is unable to estimate its portion of the possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two operating electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to this matter.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $445 million and $521 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $445 million as of December 31, 2013. Of this amount, $92 million was recorded in Other Current Liabilities and $353 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $445 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.
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

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hazardous Air Pollutants Regulation
In accordance with a ruling of the U.S. Court of Appeals of the District of Columbia (D.C. Court), the EPA published a Maximum Achievable Control Technology (MACT) regulation on February 16, 2012. These Mercury Air Toxics Standards (MATS) are scheduled to go into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the CAA. In February 2012, members of the electric generating industry filed a petition challenging the existing source National Emission Standard for Hazardous Air Pollutants (NESHAP), new source NESHAP and the New Source Performance Standard (NSPS). In March 2012, PSEG filed a motion to intervene with the D.C. Court in support of the EPA's implementation of MATS. Oral arguments were held in December 2013. A final decision remains pending and the impact on the implementation schedule is unknown at this time.
Power believes that it will not be necessary to install any material controls at its New Jersey facilities. Additional controls may be necessary at Power’s Bridgeport Harbor coal-fired unit at an immaterial cost. In December 2011, to comply with the MACT regulations, the co-owners group, including Power, agreed to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal-fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the first quarter of 2015. Power's share of this investment is approximately $110 million.
NOx Regulation
In 2009, the NJDEP finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel-fired electric generation units. The rule has an impact on Power’s generation fleet, as it imposes NOx emissions limits that will require capital investment for controls or the retirement of up to 86 combustion turbines (approximately 1,750 MW) and four older New Jersey steam electric generation units (approximately 400 MW) by May 30, 2015. Retirement notifications for the combustion turbines have been submitted to PJM. PJM was notified that the Salem Unit 3 combustion turbine will no longer be available as a capacity resource and will be transitioned to an emergency generator for site use only. Based upon Power’s recently-completed evaluations of its steam electric generation units, a minimal investment will be required to consistently reduce NOx emissions below required limits beginning on May 1, 2015.
Clean Water Act Permit Renewals
Pursuant to the Federal Water Pollution Control Act (FWPCA), National Pollutant Discharge Elimination System (NPDES) permits expire within five years of their effective date. In order to renew these permits, but allow a plant to continue to operate, an owner or operator must file a permit application no later than six months prior to expiration of the permit. States with delegated federal authority for this program manage these permits. The New Jersey Department of Environmental Protection manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program. Connecticut and New York also have permits to manage their respective pollutant discharge elimination system programs.
One of the most significant NJPDES permits governing cooling water intake structures at Power is for Salem. In 2001, the NJDEP issued a renewed NJPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water intake system. In February 2006, Power filed with the NJDEP a renewal application allowing Salem to continue operating under its existing NJPDES permit until a new permit is issued.
In April 2011, the EPA published a proposed rule to establish marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. The EPA is currently scheduled to issue a final rule on April 17, 2014.
Power is unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on its future capital requirements, financial condition, results of operations or cash flows. The results of further proceedings on this matter could have a material impact on Power’s ability to renew permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1 billion, of which Power’s share would have been approximately $575 million. The filing has not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures.
On October 1, 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court in New Jersey seeking to compel the NJDEP to take action on Power's pending application for permit renewal at Salem either by denying the application or issuing a draft for public comments. At the NJDEP's request, the case was transferred to the Appellate Division on December 16, 2013. Power is unable to predict the outcome of this proceeding.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2011	2012	2013	2014
36-Month Terms Ending	May 2014	May 2015	May 2016	May 2017	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per kWh	0.09430	0.08388	0.09218	0.09739

(A)	Prices set in the 2014 BGS auction will become effective on June 1, 2014 when the 2011 BGS auction agreements expire.
PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 24. Related-Party Transactions.
Minimum Fuel Purchase Requirements
Power has various long-term fuel purchase commitments for coal through 2018 to support its fossil generation stations and for supply of nuclear fuel for the Salem, Hope Creek and Peach Bottom nuclear generating stations and for firm transportation and storage capacity for natural gas.
Power’s fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2015 and a portion through 2018 at Salem, Hope Creek and Peach Bottom.
Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.
As of December 31, 2013, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2018
Millions
Nuclear Fuel
Uranium	$532
Enrichment	$454
Fabrication	$137
Natural Gas	$1,061
Coal	$405

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Proceedings
New Jersey Clean Energy Program
In June 2013, the BPU established the funding level for fiscal 2014 applicable to its Renewable Energy and Energy Efficiency programs. The fiscal year 2014 aggregate funding for all EDCs is $345 million with PSE&G’s share of the funding at $200 million. PSE&G has a remaining current liability of $142 million as of December 31, 2013 for its outstanding share of the fiscal 2014 and remaining fiscal 2013 funding. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).
Long-Term Capacity Agreement Pilot Program (LCAPP)
In 2011, New Jersey enacted the LCAPP Act that resulted in the selection of three generators to build a total of approximately 2,000 MW of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, was directed to execute a standard offer capacity agreement (SOCA) with the selected generators, providing for the EDCs to guarantee specified annual capacity payments to the generators subject to the terms and conditions of the agreement, but did so under protest preserving their legal rights. The SOCA contracts, which had a 15-year term, were for the aggregate notional amount of approximately 1,300 MW of installed capacity. PSE&G was to have been responsible for the positive difference of the contract price and the annual RPM clearing price for approximately 52% or 676 MW of this amount, assuming generator satisfaction of its contractual obligations.
In July 2013, one of the SOCA contracts was terminated early as a result of a default by the generator. In November 2013, as a result of a federal court decision finding (i) the LCAPP Act to be unconstitutional and (ii) the SOCA contracts to be void, invalid and unenforceable, and a subsequent decision denying a request to stay this decision pending appeal, PSE&G terminated the other two SOCA contracts by providing written notice to both counterparties. The SOCA generators have appealed the federal court decision and this appeal remains pending.
As a result of the federal court's decision and PSE&G's subsequent termination of the contracts, the estimated fair value of the SOCAs that had been recorded as a Derivative Asset or Liability with an offsetting Regulatory Asset or Liability on PSE&G’s Consolidated Balance Sheets were removed in the fourth quarter of 2013. See Note 17. Fair Value Measurements for additional information.
Superstorm Sandy
In late October 2012, Superstorm Sandy caused severe damage to PSE&G's transmission and distribution system throughout its service territory as well as to some of Power's generation infrastructure in the northern part of New Jersey. Strong winds and the resulting storm surge caused damage to switching stations, substations and generating infrastructure.
As of December 31, 2012, PSE&G had incurred approximately $295 million of costs to restore service to PSE&G's distribution and transmission systems and $5 million to repair its infrastructure and return it to pre-storm conditions. Of the costs incurred, approximately $40 million was recognized in Operation and Maintenance (O&M) Expense, $75 million was recorded as Property, Plant and Equipment and $180 million was recorded as a Regulatory Asset because such costs were deferred as approved by the BPU under an Order received in December 2012. PSE&G recognized $6 million of insurance proceeds. There were no significant changes to these amounts in 2013. PSE&G made a filing with the BPU to review the prudency of unreimbursed incremental storm restoration costs, including O&M and capital expenditures associated with certain extreme weather events, for recovery in our next base rate case or sooner through a BPU-approved cost recovery mechanism. The BPU is currently conducting a review regarding the amount, prudency, cost effectiveness and cost efficiency of PSE&G's unreimbursed incremental storm restoration costs for extreme weather events from 2010-2012.
Power incurred $79 million of storm-related expense for the year ended December 31, 2013 primarily for repairs at certain generating stations in Power's fossil fleet. Power had incurred $85 million of costs in 2012. These costs were recognized in O&M Expense, offset by $25 million and $19 million of insurance recoveries in the second quarter of 2013 and the fourth quarter of 2012, respectively.
PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. PSEG is seeking recovery from its insurers for the property damage, above its self-insured retentions; however, no assurances can be given relative to the timing or amount of such recovery. PSEG has recorded proceeds of $50 million from its insurance carriers as advance payments, $25 million of which was recognized in 2013 and $25 million was recognized in 2012. PSEG does not believe that it has a basis for estimating additional probable insurance recoveries at this time. In June 2013, PSEG, Power and PSE&G filed suit in New Jersey state court against the insurance carriers seeking legal interpretation of certain terms in the insurance policies regarding losses resulting from damage caused by Superstorm Sandy's storm surge. The dispute concerns whether certain sub-limits in the policies apply to damage to property caused by Superstorm Sandy's storm surge. In that lawsuit, PSEG stated that its estimate of the total costs required to restore damaged facilities to their pre-Superstorm Sandy

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition was approximately $426 million. Of these costs, $364 million and $62 million related to Power and PSE&G, respectively. In August 2013, the insurance carriers filed an answer in which they denied most of the allegations made in the Complaint. Discovery is ongoing.
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
The American Nuclear Insurers (ANI) and NEIL policies both include coverage for claims arising out of acts of terrorism. NEIL makes a distinction between certified and non-certified acts of terrorism, as defined under the Terrorism Risk Insurance Act, and thus its policies respond accordingly. For non-certified acts of terrorism, NEIL policies are subject to an industry aggregate limit of $3.2 billion plus any amounts available through reinsurance or indemnity for non-certified acts of terrorism. For any act of terrorism, Power’s nuclear liability policies will respond similarly to other covered events. For certified acts, Power’s nuclear property NEIL policies will respond similarly to other covered events.
The Price-Anderson Act sets the “limit of liability” for claims that could arise from an incident involving any licensed nuclear facility in the United States. The “limit of liability” is based on the number of licensed nuclear reactors and is adjusted at least every five years based on the Consumer Price Index. The current “limit of liability” is $13.6 billion. All owners of nuclear reactors, including Power, have provided for this exposure through a combination of private insurance and mandatory participation in a financial protection pool as established by the Price-Anderson Act. Under the Price-Anderson Act, each party with an ownership interest in a nuclear reactor can be assessed its share of $127 million per reactor per incident, payable at $19 million per reactor per incident per year. If the damages exceed the “limit of liability,” the President is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. Power’s maximum aggregate assessment per incident is $401 million (based on Power’s ownership interests in Hope Creek, Peach Bottom and Salem) and its maximum aggregate annual assessment per incident is $60 million. Further, a decision by the U.S. Supreme Court, not involving Power, has held that the Price-Anderson Act did not preclude awards based on state law claims for punitive damages.
Power’s insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

Type and Source of Coverages	Total Site Coverage		Retrospective Assessments
	Millions
Public and Nuclear Worker Liability (Primary Layer):
ANI	$375	(A)	$—
Nuclear Liability (Excess Layer):
Price-Anderson Act	13,241	(B)	401
Nuclear Liability Total	$13,616	(C)	$401
Property Damage (Primary Layer):
NEIL Primary (Salem/Hope Creek/Peach Bottom)	$500		$24
Property Damage (Excess Layers)
NEIL II (Salem/Hope Creek/Peach Bottom)	750		8
NEIL Blanket Excess (Salem/Hope Creek/Peach Bottom)	850	(D)	5
Property Damage Total (Per Site)	$2,100	(E)	$37
Accidental Outage:
NEIL I (Peach Bottom)	$245	(F)	$6
NEIL I (Salem)	281	(F)	7
NEIL I (Hope Creek)	490	(F)	6
Replacement Power Total	$1,016		$19

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)
The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit that is subject to reinstatement at ANI discretion.

(B)
Retrospective premium program under the Price-Anderson Act liability provisions of the Atomic Energy Act of 1954, as amended. Power is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the United States that produces greater than 100 MW of electrical power. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of September 10, 2013. The next adjustment is due on or before September 10, 2018. This retrospective program is in excess of the Public and Nuclear Worker Liability primary layers.

(C)	Limit of liability under the Price-Anderson Act for each nuclear incident.

(D)
For property limits in excess of $1.25 billion, Power participates in a Blanket Limit policy where the $850 million limit is shared by Power with Exelon Generation among the Braidwood, Byron, Clinton, Dresden, La Salle, Limerick, Oyster Creek, Quad Cities, TMI-1 facilities owned by Exelon Generation and the Peach Bottom, Salem and Hope Creek facilities. This limit is not subject to reinstatement in the event of a loss. Participation in this program materially reduces Power’s premium and the associated potential assessment.

(E)	Power's property limits provide a $2.1 billion limit for a nuclear event, but provide a sublimit of $1.5 billion for conventional property losses that do not involve a nuclear event.

(F)
Peach Bottom has an aggregate indemnity limit based on a weekly indemnity of $2.3 million for 52 weeks followed by 80% of the weekly indemnity for 68 weeks. Salem has an aggregate indemnity limit based on a weekly indemnity of $2.5 million for 52 weeks followed by 80% of the weekly indemnity for 72 weeks. Hope Creek has an aggregate indemnity limit based on a weekly indemnity of $4.5 million for 52 weeks followed by 80% of the weekly indemnity for 71 weeks.

Minimum Lease Payments
The total future minimum payments under various operating leases as of December 31, 2013 are:

	Power	PSE&G	Services	Other
	Millions
2014	$1	$9	$1	$2
2015	1	7	4	2
2016	1	6	12	1
2017	1	5	13	1
2018	2	4	13	—
Thereafter	16	33	173	—
Total Minimum Lease Payments	$22	$64	$216	$6

Note 14. Schedule of Consolidated Debt
Long-Term Debt

	As of December 31,
	2013	2012
	Millions
PSEG (Parent)
Fair Value of Swaps (A)	$38	$57
Unamortized Discount Related to Debt Exchange (B)	(14)	(19)
Total Long-Term Debt of PSEG (Parent)	$24	$38

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2013	2012
		Millions
Power
Senior Notes:
2.50%	2013	$—	$300
5.50%	2015	300	300
5.32%	2016	303	303
2.75%	2016	250	250
2.45%	2018	250	—
5.13%	2020	406	406
4.15%	2021	250	250
4.30%	2023	250	—
8.63%	2031	500	500
Total Senior Notes		2,509	2,309
Pollution Control Notes:
Floating Rate (C)	2014	44	44
Total Pollution Control Notes		44	44
Principal Amount Outstanding		2,553	2,353
Amounts Due Within One Year		(44)	(300)
Net Unamortized Discount		(12)	(13)
Total Long-Term Debt of Power		$2,497	$2,040

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

`

		As of December 31,
	Maturity	2013	2012
		Millions
PSE&G
First and Refunding Mortgage Bonds (D):
6.75%	2016	$171	$171
9.25%	2021	134	134
8.00%	2037	7	7
5.00%	2037	8	8
Total First and Refunding Mortgage Bonds		320	320
Pollution Control Bonds (D):
Floating rate (C)	2033	50	50
Floating rate (C)	2046	50	50
Total Pollution Control Bonds		100	100
Medium-Term Notes (MTNs) (D):
5.00%	2013	—	150
5.38%	2013	—	300
6.33%	2013	—	275
0.85%	2014	250	250
5.00%	2014	250	250
2.70%	2015	300	300
5.30%	2018	400	400
2.30%	2018	350	—
7.04%	2020	9	9
3.50%	2020	250	250
2.38%	2023	500	—
3.75%	2024	250	—
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300
3.95%	2042	450	450
3.65%	2042	350	350
3.80%	2043	400	—
Total MTNs		5,159	4,384
Principal Amount Outstanding		5,579	4,804
Amounts Due Within One Year		(500)	(725)
Net Unamortized Discount		(13)	(9)
Total Long-Term Debt of PSE&G (excluding Transition Funding and Transition Funding II)		$5,066	$4,070

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2013	2012
		Millions
Transition Funding (PSE&G)
Securitization Bonds:
6.61%	2013	$—	$100
6.75%	2013-2014	106	220
6.89%	2014-2015	370	370
Principal Amount Outstanding		476	690
Amounts Due Within One Year		(225)	(214)
Total Securitization Debt of Transition Funding		251	476
Transition Funding II (PSE&G)
Securitization Bonds:
4.49%	2013	—	9
4.57%	2013-2015	20	23
Principal Amount Outstanding		20	32
Amounts Due Within One Year		(12)	(12)
Total Securitization Debt of Transition Funding II		8	20
Total Long-Term Debt of PSE&G		$5,325	$4,566

		As of December 31,
	Maturity	2013	2012
		Millions
Energy Holdings
Non-Recourse Project Debt (E):
Resources - 5.00% to 5.275%	2013-2015	$16	$44
Principal Amount Outstanding		16	44
Amounts Due Within One Year		—	(1)
Total Non-Recourse Project Debt		16	43
Total Long-Term Debt of Energy Holdings		$16	$43

(A)
PSEG entered into various interest rate swaps to hedge the fair value of certain debt at Power. The fair value adjustments from these hedges are reflected as offsets to long-term debt on the Consolidated Balance Sheet. For additional information, see Note 16. Financial Risk Management Activities.

(B)
In September 2009, Power completed an exchange offer with eligible holders of Energy Holdings’ 8.50% Senior Notes due 2011 in order to manage long-term debt maturities. Since the debt exchange was between two subsidiaries of the same parent company, PSEG, and treated as a debt modification for accounting purposes, the resulting premium was deferred and is being amortized over the term of the newly issued debt. The deferred amount is reflected as an offset to Long-Term Debt on PSEG’s Consolidated Balance Sheets.

(C)
The Pennsylvania Economic Development Authority (PEDFA) bond and The Pollution Control Financing Authority of Salem County bonds that are serviced and secured by Power Pollution Control Notes and PSE&G Pollution Control Bonds, respectively, are variable rate bonds that are in weekly reset mode. The PEDFA bond is backed by a three-year letter of credit that expires in November 2014. The Power Pollution Control Note backing the PEDFA bond has been reclassified as debt due within the year.

(D)	Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

(E)
Non-recourse financing transactions consist of loans from banks and other lenders that are typically secured by project assets and cash flows and generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. The consequences of permitting a project-level default include the potential for loss of any invested equity by the parent.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Maturities
The aggregate principal amounts of maturities for each of the five years following December 31, 2013 are as follows:

		PSE&G			Energy Holdings
Year	Power	PSE&G	Transition Funding	Transition Funding II	Non-Recourse Debt	Total
	Millions
2014	$44	$500	$225	$12	$—	$781
2015	300	300	251	8	16	875
2016	553	171	—	—	—	724
2017	—	—	—	—	—	—
2018	250	750	—	—	—	1,000
Thereafter	1,406	3,858	—	—	—	5,264
Total	$2,553	$5,579	$476	$20	$16	$8,644

Long-Term Debt Financing Transactions
During 2013, PSEG and its subsidiaries had the following Long-Term Debt issuances, maturities and redemptions:
Power

•	issued $250 million of 4.30% Senior Notes, due November 2023,

•	issued $250 million of 2.45% Senior Notes, due November 2018, and

•	paid $300 million of 2.50% Senior Notes at maturity.
PSE&G

•	paid $275 million of 6.33% Secured Medium-Term Notes at maturity,

•	issued $350 million of 2.30% Secured Medium-Term Notes, Series I due September 2018,

•	issued $250 million of 3.75% Secured Medium-Term Notes, Series I due March 2024,

•	paid $300 million of 5.375% Secured Medium-Term Notes at maturity,

•	issued $500 million of 2.375% Secured Medium-Term Notes, Series I due May 2023,

•	paid $150 million of 5.00% Secured Medium-Term Notes at maturity,

•	issued $400 million of 3.80% Secured Medium-Term Notes, Series H due January 2043,

•	paid $214 million of Transition Funding’s securitization debt, and

•	paid $12 million of Transition Funding II’s securitization debt.

Energy Holdings

•	reclassified $9 million of non-recourse long-term debt associated with a commercial real estate property held for sale to Other Current Liabilities, and

•	defeased approximately $19 million of non-recourse long-term debt in order to sell a commercial real estate property.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our credit facilities are provided by a diverse bank group. In March 2013, Power, PSEG and PSE&G amended their respective 5-year credit agreements, extending the expiration dates from April 2016 to March 2018. Of the total commitments of $2.1 billion under these agreements, $2.0 billion has been extended until 2018. The commitments for the $100 million balance will terminate in 2016. As of December 31, 2013, the total credit capacity was $4.3 billion.
As of December 31, 2013, no single institution represented more than 8% of the total commitments in our credit facilities.
As of December 31, 2013, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of December 31, 2013 were as follows:

	As of December 31, 2013
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$8	(D)	$492	Mar 2017	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—		500	Mar 2018	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$8		$992
Power
5-year Credit Facility	$1,600	$70	(D)	$1,530	Mar 2017	Funding/Letters of Credit
5-year Credit Facility (B)	1,000	—		1,000	Mar 2018	Funding/Letters of Credit
Bilateral Credit Facility	100	100	(D)	—	Sept 2015	Letters of Credit
Total Power	$2,700	$170		$2,530
PSE&G
5-year Credit Facility (C)	$600	$73	(D)	$527	Mar 2018	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$73		$527
Total	$4,300	$251		$4,049

(A)	In April 2016, this facility will be reduced by $23 million.

(B)	In April 2016, this facility will be reduced by $48 million.

(C)	In April 2016, this facility will be reduced by $29 million.

(D)	Includes amounts related to letters of credit outstanding.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of December 31, 2013 and 2012. See Note 17. Fair Value Measurements for more information on fair value guidance and the hierarchy that prioritizes the inputs to fair value measurements into three levels.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$24	$38	$38	$57
Power - Recourse Debt (B)	2,541	2,846	2,340	2,818
PSE&G (B)	5,566	5,629	4,795	5,606
Transition Funding (PSE&G) (B)	476	511	690	765
Transition Funding II (PSE&G) (B)	20	21	32	34
Energy Holdings:
Project Level, Non-Recourse Debt (C)	16	16	44	44
	$8,643	$9,061	$7,939	$9,324

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.
Note 15. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2013	2012	2013	2012
			Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000,000,000 shares	505,857,262	505,892,472	$4,246	$4,226

(A)
PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan (DRASPP) or the Employee Stock Purchase Plan (ESPP) in 2013 or 2012. Total authorized and unissued shares of common stock available for issuance through PSEG’s DRASPP, ESPP and various employee benefit plans amounted to approximately 7 million shares as of December 31, 2013.

As of December 31, 2013, there was an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Financial Risk Management Activities
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
Commodity Prices
The availability and price of energy commodities are subject to fluctuations due to weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power uses physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. Derivative contracts that do not qualify for hedge accounting or normal purchases/normal sales treatment are MTM with changes in fair value recorded in the Consolidated Statements of Operations. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists.
Cash Flow Hedges
Power uses forward sale and purchase contracts, swaps and futures contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations,

•	the price of fuel to meet its fuel purchase requirements, and

•	certain forecasted natural gas sales and purchases made to support the BGSS contract with PSE&G.
These derivative transactions are designated and effective as cash flow hedges. During the second quarter of 2012, Power de-designated certain of its commodity derivative transactions that had previously qualified as cash flow hedges as they were deemed to no longer be highly effective as required by the relevant accounting guidance. As a result, since June 1, 2012, Power recognizes all gains and losses from changes in the fair value of these derivatives immediately in earnings rather than deferring any such amounts in Accumulated Other Comprehensive Income (Loss). The fair values of Power’s de-designated hedges were frozen in Accumulated Other Comprehensive Income (Loss) as the original forecasted transactions are still expected to occur and are reclassified into earnings as the original derivative transactions settle.
As of December 31, 2013 and 2012, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity was as follows:

	As of December 31,
	2013	2012
	Millions
Fair Value of Cash Flow Hedges	$(4)	$3
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$(1)	$9

The expiration date of the longest-dated cash flow hedge at Power is in 2014. Power’s after-tax unrealized losses on these derivatives that are expected to be reclassified to earnings during the next 12 months are $1 million. There was no ineffectiveness associated with qualifying hedges as of December 31, 2013.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Derivatives
The primary purpose of Power’s wholesale marketing operation is to optimize the value of the output of the generating facilities via various products and services available in the markets it serves. Historically, Power engaged in trading of electricity and energy-related products where such transactions were not associated with the output or fuel purchase requirements of its facilities. This trading consisted mostly of energy supply contracts where Power secured sales commitments with the intent to supply the energy services from purchases in the market rather than from its owned generation. Such trading activities were marked to market through the Consolidated Statement of Operations and represented less than one percent of gross margin (revenues less energy costs) on an annual basis. Power has not entered into any trading derivative contracts since June 2011 and anticipates that it will not do so in the future.
Other Derivatives
Power enters into additional contracts that are derivatives, but do not qualify for or are not designated as cash flow hedges. These transactions are intended to mitigate exposure to fluctuations in commodity prices and optimize the value of its expected generation. Trade types include financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. Changes in fair market value of these contracts are recorded in earnings. PSE&G is a party to certain long-term natural gas sales contracts to optimize its pipeline capacity utilization.
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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of December 31, 2013, PSEG had seven interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of December 31, 2013 and 2012, the fair value of all the underlying hedges was $38 million and $57 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(1) million and $(2) million as of December 31, 2013 and 2012, respectively.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. See Note 2. Recent Accounting Standards. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with our accounting policy, these positions have been offset on the Consolidated Balance Sheets of Power, PSE&G and PSEG. The following tabular disclosure does not include the offsetting of trade receivables and payables.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$323	$(266)	$57	$25	$16	$98
Noncurrent Assets	—	155	(83)	72	69	22	163
Total Mark-to-Market Derivative Assets	$—	$478	$(349)	$129	$94	$38	$261
Derivative Contracts
Current Liabilities	$(4)	$(343)	$271	$(76)	$—	$—	$(76)
Noncurrent Liabilities	—	(111)	80	(31)	—	—	(31)
Total Mark-to-Market Derivative (Liabilities)	$(4)	$(454)	$351	$(107)	$—	$—	$(107)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(4)	$24	$2	$22	$94	$38	$154

	As of December 31, 2012
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$3	$332	$(217)	$118	$5	$15	$138
Noncurrent Assets	—	75	(26)	49	62	42	153
Total Mark-to-Market Derivative Assets	$3	$407	$(243)	$167	$67	$57	$291
Derivative Contracts
Current Liabilities	$—	$(265)	$219	$(46)	$—	$—	$(46)
Noncurrent Liabilities	—	(41)	26	(15)	(107)	—	(122)
Total Mark-to-Market Derivative (Liabilities)	$—	$(306)	$245	$(61)	$(107)	$—	$(168)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$3	$101	$2	$106	$(40)	$57	$123

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of December 31, 2013 and 2012. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Consolidated Balance Sheet. As of December 31, 2013 and 2012, net cash collateral paid of $2 million was netted against the corresponding net derivative contract positions. Of the $2

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million as of December 31, 2013, $(3) million and $5 million were netted against noncurrent assets and current liabilities, respectively. Of the $2 million as of December 31, 2012, cash collateral of $(3) million and $5 million were netted against current assets and current liabilities, respectively.
Certain of Power’s derivative instruments contain provisions that require Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if Power were to be downgraded or lose its investment grade credit rating, it would be required to provide additional collateral. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $91 million and $98 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, Power had the contractual right of offset of $39 million and $61 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If Power had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $52 million and $37 million as of December 31, 2013 and 2012, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $691 million and $654 million as of December 31, 2013 and 2012, respectively, discussed in Note 13. Commitments and Contingent Liabilities.
The following shows the effect on the Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the years ended December 31, 2013, 2012 and 2011:

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,				Years Ended December 31,			Years Ended December 31,
	2013	2012	2011		2013	2012	2011	2013	2012	2011
	Millions				Millions
PSEG
Energy-Related Contracts	$(4)	$32	$84	Operating Revenues	$13	$79	$213	$(1)	$1	$(2)
Energy-Related Contracts	—	(4)	(4)	Energy Costs	—	(9)	2	—	—	—
Interest Rate Swaps (A)	—	—	—	Interest Expense	(1)	—	(1)	—	—	—
Total PSEG	$(4)	$28	$80		$12	$70	$214	$(1)	$1	$(2)
Power
Energy-Related Contracts	$(4)	$32	$84	Operating Revenues	$13	$79	$213	$(1)	$1	$(2)
Energy-Related Contracts	—	(4)	(4)	Energy Costs	—	(9)	2	—	—	—
Total Power	$(4)	$28	$80		$13	$70	$215	$(1)	$1	$(2)

(A)	Includes amounts for PSEG parent.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the AOCI for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2011	$54	$31
Gain Recognized in AOCI	28	17
Less: Gain Reclassified into Income	(70)	(41)
Balance as of December 31, 2012	$12	$7
Loss Recognized in AOCI	(4)	(2)
Less: Gain Reclassified into Income	(12)	(7)
Balance as of December 31, 2013	$(4)	$(2)

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the years ended December 31, 2013, 2012 and 2011:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2013	2012	2011
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(128)	$232	$205
Energy-Related Contracts	Energy Costs	106	(19)	(42)
Total PSEG and Power		$(22)	$213	$163

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $19 million, $22 million and $25 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the gross volume, on an absolute value basis, of derivatives as of December 31, 2013 and 2012:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of December 31, 2013
Natural Gas	Dth	614	—	466	148
Electricity	MWh	243	—	243	—
FTRs	MWh	16	—	16	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2012
Natural Gas	Dth	596	—	404	192
Electricity	MWh	208	—	208	—
Capacity	MW days	4	—	—	4
FTRs	MWh	19	—	19	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
Coal	Tons	1	—	1	—

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
As of December 31, 2013, 97% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of December 31, 2013. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$331	$14	$331	1	$251	(A)
Non-Investment Grade—External Rating	1	—	1	—	—
Investment Grade—No External Rating	6	—	6	—	—
Non-Investment Grade—No External Rating	7	—	7	—	—
Total	$345	$14	$345	1	$251

(A)	Represents net exposure with PSE&G.
The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of December 31, 2013, Power had 154 active counterparties.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2013, these consisted primarily of electric swaps whose basis is deemed significant to the fair value measurement, electric load deals and long-term gas supply contracts.
The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2013
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$439	$—	$439	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$223	$(349)	$—	$474	$98
Interest Rate Swaps (C)	$38	$—	$—	$38	$—
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$23	$—	$23	$—	$—
Debt Securities—Govt Obligations	$107	$—	$—	$107	$—
Debt Securities—Other	$46	$—	$—	$46	$—
Other Securities	$3	$—	$—	$3	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$129	$(349)	$—	$474	$4
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (B)	$94	$—	$—	$—	$94
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$25	$—	$—	$25	$—
Debt Securities—Other	$11	$—	$—	$11	$—
Other Securities	$1	$—	$—	$1	$—

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2012
Description	Total	Netting (F)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$287	$—	$287	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$234	$(3)	$—	$157	$80
Interest Rate Swaps (C)	$57	$—	$—	$57	$—
NDT Fund (D)
Equity Securities	$789	$—	$789	$—	$—
Debt Securities—Govt Obligations	$285	$—	$—	$285	$—
Debt Securities—Other	$342	$—	$—	$342	$—
Other Securities	$124	$—	$—	$124	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$18	$—	$18	$—	$—
Debt Securities—Govt Obligations	$117	$—	$—	$117	$—
Debt Securities—Other	$47	$—	$—	$47	$—
Other Securities	$3	$—	$—	$3	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(168)	$5	$—	$(62)	$(111)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$167	$(3)	$—	$157	$13
NDT Fund (D)
Equity Securities	$789	$—	$789	$—	$—
Debt Securities—Govt Obligations	$285	$—	$—	$285	$—
Debt Securities—Other	$342	$—	$—	$342	$—
Other Securities	$124	$—	$—	$124	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$3	$—	$3	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$9	$—	$—	$9	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(61)	$5	$—	$(62)	$(4)
PSE&G
Assets:
Cash Equivalents (A)	$65	$—	$65	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$67	$—	$—	$—	$67
Rabbi Trust (D)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—Govt Obligations	$39	$—	$—	$39	$—
Debt Securities—Other	$15	$—	$—	$15	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy Related Contracts (B)	$(107)	$—	$—	$—	$(107)

(A)	Represents money market mutual funds

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)
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

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price. Certain open-ended mutual funds with mainly short-term investments are valued based on unadjusted quoted prices in active markets. The Rabbi Trust equity index fund is valued based on quoted prices in an active market.
Level 2—NDT and Rabbi Trust fixed income securities are limited to investment grade corporate bonds and United States Treasury obligations or Federal Agency asset-backed securities with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Consolidated Balance Sheet. As of December 31, 2013, net cash collateral (received) paid of $2 million, was netted against the corresponding net derivative contract positions. Of the $2 million as of December 31, 2013, $(3) million of cash collateral was netted against assets, and $5 million was netted against liabilities.

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

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Power, in general, electric swaps are measured at fair value based on at least two pricing inputs, the underlying price of electricity at a liquid reference point and the basis difference between electricity prices at the liquid reference point and electricity prices at the respective delivery locations. To the extent the basis component is based on a single broker quote and is significant to the fair value of the electric swap, it is categorized as Level 3. The fair value of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. For Power and PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. For PSE&G, long-term electric capacity contracts are measured at fair value using both observable capacity auction prices and unobservable future long-term capacity prices as of December 31, 2012. The measurement of these contracts includes adjustments for contingencies, such as the potential outcome of litigation specifically related to the contract and the risk related to the construction of the specified capacity facilities. Accordingly, the fair value measurements are classified as Level 3. There is no liability associated with these contracts as of December 31, 2013 as these contracts were terminated. For additional information see Note 13. Commitments and Contingent Liabilities. The following table provides detail surrounding significant Level 3 valuations as of December 31, 2013 and 2012.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of		Valuation Technique(s)	Significant Unobservable Input	Range
		December 31, 2013
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$3	$(1)	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	—	(8)	Discounted cash flow	Historic Load Variability	-5% to +10%
Other	Various (A)	1	(1)
Total Power		$4	$(10)
PSE&G
Gas	Forward Contracts	$94	$—	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$94	$—
Total PSEG		$98	$(10)

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of		Valuation Technique(s)	Significant Unobservable Input	Range
		December 31, 2012
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$7	$(1)	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	1	(2)	Discounted Cash Flow	Historic Load Variability	-5% to +10%
Other	Various (A)	5	(1)
Total Power		$13	$(4)
PSE&G
Gas and Capacity	Forward Contracts (B)	$67	$(107)	Discounted Cash Flow	Long-Term Gas Basis and Capacity Prices	(B)
Total PSE&G		$67	$(107)
Total PSEG		$80	$(111)

(A)	Includes gas supply positions which are immaterial as of December 31, 2013 and 2012. Also includes long-term electric capacity positions which are immaterial as of December 31, 2012.

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

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the years ended December 31, 2013 and 2012, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2013

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2013	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales)	Issuances (Settlements) (C)	Transfers In (Out) (D)	Balance as of December 31, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(31)	$(27)	$134	$—	$8	$4	$88
Power
Net Derivative Assets (Liabilities)	$9	$(27)	$—	$—	$8	$4	$(6)
PSE&G
Net Derivative Assets (Liabilities)	$(40)	$—	$134	$—	$—	$—	$94

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Year Ended December 31, 2012

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2012	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales)	Issuances (Settlements) (C)	Transfers In (Out) (D)	Balance as of December 31, 2012
	Millions
PSEG
Net Derivative Assets (Liabilities)	$21	$42	$(37)	$—	$(57)	$—	$(31)
Non-Recourse Debt	$(50)	$50	$—	$—	$—	$—	$—
Power
Net Derivative Assets (Liabilities)	$24	$42	$—	$—	$(57)	$—	$9
PSE&G
Net Derivative Assets (Liabilities)	$(3)	$—	$(37)	$—	$—	$—	$(40)

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(27) million and $42 million in Operating Income in 2013 and 2012, respectively. Of the $(27) million in Operating Income in 2013, $(19) million is unrealized. Of the $42 million in Operating Income in 2012, $(15) million is unrealized. Energy Holdings' release from its obligations under the non-recourse debt is included in PSEG's Operating Income and is offset by the write-off of the related assets.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers. As discussed in Note 13. Commitments and Contingent Liabilities, PSE&G’s long-term electric capacity positions represented by the SOCA contracts have been terminated and the related derivative asset or liability and regulatory asset and liability reversed in the fourth quarter of 2013.

(C)	Represents $8 million and $(57) million in settlements for derivative contracts in 2013 and 2012, respectively.

(D)
During the year ended December 31, 2013, $4 million of net derivatives assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. The transfers were recognized as of the beginning of the quarters (i.e. the quarter in which the transfers occurred), as per PSEG’s policy. During the year ended December 31, 2012, there were no transfers among levels.

As of December 31, 2013, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $88 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of December 31, 2012, PSEG carried $2.1 billion of net assets that are measured at fair value on a recurring basis, of which $31 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Note 18. Stock Based Compensation
PSEG's Amended and Restated 2004 Long-Term Incentive Plan (LTIP) is a broad-based equity compensation program that provides for grants of various long-term incentive compensation awards, such as stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, cash awards or any combination thereof. The types of long-term incentive awards that have been granted and remain outstanding under the LTIP are non-qualified options to purchase shares of PSEG's common stock, restricted stock awards, restricted stock unit awards and performance unit awards. The type of equity award that is granted and the details of that award may vary from time to time and is subject to the approval of the Organization and Compensation Committee of PSEG's Board of Directors (OCC), the plan's administrative committee.
The LTIP currently provides for the issuance of equity awards with respect to approximately 26 million shares of common stock. As of December 31, 2013, there were approximately 17 million shares available for future awards under the LTIP.
         Stock Options
Under the LTIP, non-qualified options to acquire shares of PSEG common stock may be granted to officers and other key employees selected by the OCC. Option awards are granted with an exercise price equal to the market price of PSEG's common stock at the grant date. The options generally vest over four years of continuous service. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change-in-control (unless substituted with an equity award of equal value), retirement, death or disability. Options are exercisable over a period of time designated by the OCC (but not prior to one year or longer than ten years from the date of grant) and are subject to such other terms and conditions as the OCC determines. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the OCC, by delivering previously acquired shares of PSEG common stock.
Restricted Stock
Under the LTIP, PSEG has granted restricted stock awards to officers and other key employees. These shares are subject to risk of forfeiture until vested by continued employment. Restricted stock generally vests annually over three or four years, but is considered outstanding at the time of grant, as the recipients are entitled to dividends and voting rights. Vesting may be accelerated upon certain events, such as change-in-control (unless substituted with an equity award of equal value), retirement, death or disability.
Restricted Stock Units
Under the LTIP, PSEG has granted restricted stock unit awards to officers and other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until vested, the units are credited with dividend equivalents proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The restricted stock unit grants for 2013 and 2012 generally vest at the end of three years. Vesting may be accelerated upon certain events such as change-in-control or death. Prior to 2011, restricted stock unit grants generally vested over four years.
Performance Share Units
Under the LTIP, PSEG has granted performance share units to officers and other key employees. These provide for payment in shares of PSEG common stock based on achievement of certain financial goals over a three-year performance period. The payout varies from 0% to 200% of the number of performance units granted depending on PSEG's performance with respect to certain financial targets, including targets related to comparative performance against other companies in a peer group of energy

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies. The performance share units are credited with dividend equivalents in an amount equal to dividends paid on PSEG common stock up until the shares are distributed. Vesting may be pro-rated for the employee's service during the performance period as a result of certain events, such as change-in-control (unless substituted with an equity award of equal value), retirement, death or disability.
Stock-Based Compensation
All outstanding unvested stock options are being expensed based on their grant date fair values, which were determined using the Black-Scholes option-pricing model. Stock option awards are expensed on a tranche-specific basis over the requisite service period of the award. Ultimately, compensation expense for stock options is recognized for awards that vest.
PSEG recognizes compensation expense for restricted stock and restricted stock units over the vesting period based on the grant date fair market value of the shares, which is equal to the market price of PSEG's common stock on the date of the grant.
PSEG recognizes compensation expense for performance share units based on the grant date fair values of the award, which were determined using the Monte Carlo model. The accrual of compensation cost was based on the probable achievement of the performance conditions, which result in a payout from 0% to 200% of the initial grant. The accrual during the year of grant is estimated at 100% of the original grant. The accrual may be adjusted for subsequent changes in the estimated or actual outcome.

	2013	2012	2011
	Millions
Compensation Cost included in Operation and Maintenance Expense	$32	$25	$23
Income Tax Benefit Recognized in Consolidated Statement of Operations	$13	$10	$10

There was no excess tax benefit for 2013. There was less than $1 million of excess tax benefits for 2012. There was $1 million of excess tax benefits included as financing cash flows on the Consolidated Statements of Cash Flow for the year ended December 31, 2011.
PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.
Stock Options
Changes in stock options for 2013 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,945,400	$34.19
Exercised	229,700	$28.30
Canceled/Forfeited	100,534	$41.44
Outstanding as of December 31, 2013	2,615,166	$34.43	4.7	$2,311,503
Exercisable at December 31, 2013	2,615,166	$34.43	4.7	$2,311,503

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2013, 2012 and 2011.
Activity for options exercised for the years ended December 31, 2013, 2012 and 2011 is shown below:

	2013	2012	2011
	Millions
Total Intrinsic Value of Options Exercised	$1	$4	$2
Cash Received from Options Exercised	$7	$7	$6
Tax Benefit Realized from Options Exercised	$—	$1	$1

Less than one million options vested during each of the years ended December 31, 2013, 2012 and 2011. The total fair value of the stock options vested during the years ended December 31, 2013, 2012 and 2011 was $1 million, $3 million and $5 million, respectively.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock
Changes in restricted stock for the year ended December 31, 2013 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	68,800	$32.57
Vested	60,000	$32.93
Non-vested as of December 31, 2013	8,800	$30.18	0.3	$281,952

There were no restricted stock awards granted in 2013, 2012 and 2011.
The total intrinsic value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $2 million, $1 million and $1 million, respectively.
Restricted Stock Units
Changes in restricted stock units for the year ended December 31, 2013 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	834,527	$31.12
Granted	325,035	$31.41
Vested	109,691	$30.25
Canceled/Forfeited	2,302	$31.49
Non-vested as of December 31, 2013	1,047,569	$31.30	1.1	$33,564,117

The weighted average grant date fair value per share for restricted stock during the years ended December 31, 2013, 2012 and 2011 was $31.41, $30.95 and $32.03 per share, respectively.
The total intrinsic value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $4 million, $5 million and $7 million, respectively.
As of December 31, 2013, there was approximately $7 million of unrecognized compensation cost related to the restricted stock units, which is expected to be recognized over a weighted average period of 1.0 year. Dividend equivalents units of 48,861 accrued on the restricted stock units during the year.
Performance Share Units
Changes in Performance Share Units for the year ended December 31, 2013 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Non-vested as of January 1, 2013	749,993	$32.70
Granted	420,385	$35.07
Vested	270,140	$34.26
Canceled/Forfeited	98,120	$34.10
Non-vested as of December 31, 2013	802,118	$33.25	1.5	$25,699,861

The weighted average grant date fair value per share for performance share units during the years ended December 31, 2013, 2012 and 2011 was $35.07, $31.25 and $35.33 per share, respectively.
The total intrinsic value of performance share units vested during the year ended December 31, 2013, 2012 and 2011 was $5 million, $4 million and $9 million, respectively.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, there was approximately $13 million of unrecognized compensation cost related to the performance share units, which is expected to be recognized over a weighted average period of 1.0 year. Dividend equivalents units of 54,124 accrued on the performance share units during the year.
Outside Directors
Under the Directors Equity Plan, annually, on the first business day of May, each non-employee member of the Board of Directors is awarded stock units based on amount of annual compensation to be paid at the closing price of PSEG common stock on that date. Dividend equivalents are credited quarterly and distributions will commence upon the director leaving the Board as specified by him/her in accordance with the provisions of the plan.
The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan for each of the years ended December 31, 2013, 2012 and 2011 was approximately $1 million.
Employee Stock Purchase Plan (ESPP)
PSEG maintains an ESPP for all eligible employees of PSEG and its subsidiaries. Under the ESPP, shares of PSEG common stock may be purchased at 95% of the fair market value for Represented Employees and 90% for Non-Represented Employees through payroll deductions. Dividends will be reinvested for all employees at 95% of the fair market price unless the participant elects to receive a cash dividend. All employees are required to hold the shares purchased under the ESPP for at least three months from the purchase date. In any year, employees may purchase shares having a value not exceeding 10% of their base pay.
During the years ended December 31, 2013, 2012 and 2011, employees purchased 257,513 shares, 191,572 shares and 183,338 shares at an average price of $30.57, $31.32 and $30.69 per share, respectively. As of December 31, 2013, 3.6 million shares were available for future issuance under this plan.
Note 19. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Year Ended December 31, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$152	$—	$—	$152
Allowance of Funds Used During Construction	—	24	—	24
Solar Loan Interest	—	23	—	23
Other	2	7	5	14
Total Other Income	$154	$54	$5	$213
Year Ended December 31, 2012
NDT Fund Gains, Interest, Dividend and Other Income	$194	$—	$—	$194
Allowance of Funds Used During Construction	—	23	—	23
Solar Loan Interest	—	18	—	18
Other	7	11	7	25
Total Other Income	$201	$52	$7	$260
Year Ended December 31, 2011
NDT Fund Gains, Interest, Dividend and Other Income	$186	$—	$—	$186
Allowance of Funds Used During Construction	—	9	—	9
Solar Loan Interest	—	10	—	10
Other	4	6	5	15
Total Other Income	$190	$25	$5	$220

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Deductions	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Year Ended December 31, 2013
NDT Fund Realized Losses and Expense	$34	$—	$—	$34
Other	15	3	2	20
Total Other Deductions	$49	$3	$2	$54
Year Ended December 31, 2012
NDT Fund Realized Losses and Expense	$58	$—	$—	$58
Loss on Early Extinguishment of Debt	15	—	—	15
Other	17	5	3	25
Total Other Deductions	$90	$5	$3	$98
Year Ended December 31, 2011
NDT Fund Realized Losses and Expense	$50	$—	$—	$50
Loss on Early Extinguishment of Debt	17	—	—	17
Other	12	4	2	18
Total Other Deductions	$79	$4	$2	$85

(A)	Other primarily consists of activity at PSEG (parent company), Energy Holdings, Services and intercompany eliminations.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes
A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
PSEG	2013	2012	2011
	Millions
Net Income	$1,243	$1,275	$1,503
Income (Loss) from Discontinued Operations, net of tax	—	—	96
Income from Continuing Operations	$1,243	$1,275	$1,407
Income Taxes:
Operating Income:
Current Expense:
Federal	$487	$(204)	$258
State	42	(2)	32
Total Current	529	(206)	290
Deferred Expense:
Federal	147	758	501
State	118	125	191
Total Deferred	265	883	692
Investment Tax Credit	18	59	(5)
Total Income Taxes	$812	$736	$977
Pre-Tax Income	$2,055	$2,011	$2,384
Tax Computed at Statutory Rate @ 35%	$719	$704	$834
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	108	115	146
Uncertain Tax Positions	10	4	19
Manufacturing Deduction	(9)	—	(15)
Nuclear Decommissioning Trust	12	10	14
Plant-Related Items	(14)	(5)	(6)
Tax Credits	(9)	(10)	(5)
Audit Settlement	—	(71)	—
Other	(5)	(11)	(10)
Sub-Total	93	32	143
Total Income Tax Provision	$812	$736	$977
Effective Income Tax Rate	39.5%	36.6%	41.0%

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
PSEG	2013	2012
	Millions
Deferred Income Taxes
Assets:
Current (net)	$24	$49
Noncurrent
OPEB	$280	$200
Related to Uncertain Tax Position	201	75
Accumulated Other Comprehensive Income (Loss)	3	40
Other	124	262
Total Noncurrent Assets	$608	$577
Total Assets	$632	$626
Liabilities:
Current (net)	$—	$72
Noncurrent:
Plant-Related Items	$4,865	$4,685
Nuclear Decommissioning	282	209
New Jersey Corporate Business Tax	534	343
Securitization	279	371
Leasing Activities	639	656
Pension Costs	288	180
AROs	241	297
Taxes Recoverable Through Future Rate (net)	181	165
Other	293	$118
Total Noncurrent Liabilities	$7,602	$7,024
Total Liabilities	$7,602	$7,096
Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Assets	$24	$49
Net Current Deferred Income Tax Liability	$—	$72
Net Noncurrent Deferred Income Tax Liabilities	$6,994	$6,447
Investment Tax Credit (ITC)	113	95
Net Total Noncurrent Deferred Income Taxes and ITC	$7,107	$6,542

The deferred tax effect of certain assets and liabilities are presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
Power	2013	2012	2011
	Millions
Net Income	$644	$666	$1,109
Income (Loss) from Discontinued Operations, net of tax	—	—	96
Income from Continuing Operations	$644	$666	$1,013
Income Taxes:
Operating Income:
Current Expense:
Federal	$262	$30	$400
State	40	51	39
Total Current	302	81	439
Deferred Expense:
Federal	69	279	156
State	35	37	95
Total Deferred	104	316	251
Investment Tax Credit	13	36	—
Total Income Taxes	$419	$433	$690
Pre-Tax Income	$1,063	$1,099	$1,703
Tax Computed at Statutory Rate @ 35%	$372	$385	$596
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	51	55	90
Manufacturing Deduction	(10)	—	(15)
Nuclear Decommissioning Trust	12	10	14
Tax Credits	(2)	(7)	(1)
Uncertain Tax Positions	3	(6)	11
Audit Settlement	—	(1)	—
Other	(7)	(3)	(5)
Sub-Total	47	48	94
Total Income Tax Provision	$419	$433	$690
Effective Income Tax Rate	39.4%	39.4%	40.5%

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for Power:

	As of December 31,
Power	2013	2012
	Millions
Deferred Income Taxes
Assets:
Current	$30	$—
Noncurrent:
Pension Costs	$—	$38
Accumulated Other Comprehensive Income (Loss)	—	40
Contractual Liabilities & Environmental Costs	35	35
Related to Uncertain Tax Positions	32	27
Other	91	61
Total Noncurrent Assets	$158	$201
Total Assets	$188	$201
Liabilities:
Current (net)	$—	$16
Noncurrent:
Plant-Related Items	$1,416	$1,291
New Jersey Corporate Business Tax	81	32
Nuclear Decommissioning	282	209
Pension Costs	77	—
AROs	241	297
Accumulated Other Comprehensive Income (Loss)	2	—
Other	36	—
Total Noncurrent Liabilities	2,135	$1,829
Total Liabilities	$2,135	$1,845
Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Assets	$30	$—
Net Current Deferred Income Tax Liabilities	$—	$16
Net Noncurrent Deferred Income Tax Liabilities	$1,977	$1,628
Investment Tax Credit (ITC)	54	41
Net Total Noncurrent Deferred Income Taxes and ITC	$2,031	$1,669

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	Years Ended December 31,
PSE&G	2013	2012	2011
	Millions
Net Income	$612	$528	$521
Income Taxes:
Operating Income:
Current Expense:
Federal	$183	$(217)	$(225)
State	—	9	(6)
Total Current	183	(208)	(231)
Deferred Expense:
Federal	101	409	483
State	92	83	92
Total Deferred	193	492	575
Investment Tax Credit	5	23	(4)
Total Income Taxes	$381	$307	$340
Pre-Tax Income	$993	$835	$861
Tax Computed at Statutory Rate @ 35%	$348	$292	$301
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	59	52	56
Uncertain Tax Positions	—	7	(1)
Plant-Related Items	(14)	(4)	(6)
Tax Credits	(6)	(3)	(4)
Audit Settlement	—	(31)	—
Other	(6)	(6)	(6)
Sub-Total	33	15	39
Total Income Tax Provision	$381	$307	$340
Effective Income Tax Rate	38.4%	36.8%	39.5%

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
PSE&G	2013	2012
	Millions
Deferred Income Taxes
Assets:
Current (net)	$16	$49
Noncurrent:
OPEB	$182	$189
Other	—	93
Total Noncurrent Assets	$182	$282
Total Assets	$198	$331
Liabilities:
Current (net)	$30	$60
Noncurrent:
Plant-Related Items	$3,439	$3,374
New Jersey Corporate Business Tax	340	253
Securitization	279	371
Conservation Costs	52	101
Pension Costs	171	189
Taxes Recoverable Through Future Rate (net)	181	165
Other	68	—
Total Noncurrent Liabilities	$4,530	$4,453
Total Liabilities	$4,560	$4,513
Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Assets	$16	$49
Net Current Deferred Income Tax Liability	$30	$60
Net Noncurrent Deferred Income Tax Liability	$4,348	$4,171
Investment Tax Credit (ITC)	58	52
Net Total Noncurrent Deferred Income Taxes and ITC	$4,406	$4,223

The deferred tax effect of certain assets and liabilities are presented in the table above net of the deferred tax effect associated with the respective regulatory deferrals.
As of December 31, 2013, PSEG had a federal net operating loss (NOL) of $243 million and PSE&G had a New Jersey State NOL carryforward of $731 million. The federal loss will expire in 2033, while the New Jersey loss will expire between 2031 and 2033. PSEG and PSE&G believe that it is more-likely-than-not that the federal and the state benefits from the NOL will be realized.
Each of PSEG, Power and PSE&G provide deferred taxes at the enacted statutory tax rate for all temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities irrespective of the treatment for rate-making purposes. Management believes that it is probable that the accumulated tax benefits that previously have been treated as a flow-through item to PSE&G customers will be recovered from or refunded to PSE&G’s customers in the future. These amounts were determined using the enacted federal income tax rate of 35% and state income tax rate of 9%. For additional information, see Note 6. Regulatory Assets and Liabilities.
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. These regulations become effective in 2014 and their implementation is not expected to have a material impact on PSEG’s and its subsidiaries’ results of operations, financial condition or cash flows.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 was eligible for 50% bonus depreciation for tax purposes.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 that further extended the 50% bonus depreciation for qualified property placed into service before January 1, 2014. These provisions have generated cash for PSEG through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period.
With respect to ITC, for financial statement periods including 2010 and 2011, the law provided an option to claim either a grant or the ITC.  Accordingly, in those periods, the ITC was accounted for as a reduction of the book basis of the related assets as opposed to being recorded in tax expense. In 2012 the law changed and the grant option is no longer available; as such, the accumulated deferred ITC generated in 2012 and thereafter has been recorded as a noncurrent deferred tax liability, which was included in Deferred Income Taxes and ITC on PSEG's and PSE&G's Consolidated Balance Sheets as of December 31, 2013.
PSEG recorded the following amounts related to its unrecognized tax benefits, which was primarily comprised of amounts recorded for Power, PSE&G and Energy Holdings:

2013	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2013	$402	$134	$163	$101
Increases as a Result of Positions Taken in a Prior Period	83	33	39	11
Decreases as a Result of Positions Taken in a Prior Period	(30)	(19)	(9)	(2)
Increases as a Result of Positions Taken during the Current Period	23	8	15	—
Decreases as a Result of Positions Taken during the Current Period	—	—	—	—
Decreases as a Result of Settlements with Taxing Authorities	—	—	—	—
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2013	$478	$156	$208	$110
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(320)	(105)	(177)	(37)
Regulatory Asset—Unrecognized Tax Benefits	(30)	—	(30)	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$128	$51	$1	$73

2012	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2012	$825	$121	$113	$555
Increases as a Result of Positions Taken in a Prior Period	92	27	55	9
Decreases as a Result of Positions Taken in a Prior Period	(173)	(7)	(47)	(119)
Increases as a Result of Positions Taken during the Current Period	47	3	42	—
Decreases as a Result of Positions Taken during the Current Period	—	—	—	—
Decreases as a Result of Settlements with Taxing Authorities	(389)	(10)	—	(344)
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2012	$402	$134	$163	$101
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(264)	(93)	(133)	(35)
Regulatory Asset—Unrecognized Tax Benefits	(30)	—	(30)	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$108	$41	$—	$66

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits as of January 1, 2011	$756	$101	$82	$539
Increases as a Result of Positions Taken in a Prior Period	58	24	14	17
Decreases as a Result of Positions Taken in a Prior Period	(22)	(9)	—	(12)
Increases as a Result of Positions Taken during the Current Period	37	8	18	11
Decreases as a Result of Positions Taken during the Current Period	(4)	(3)	(1)	—
Decreases as a Result of Settlements with Taxing Authorities	—	—	—	—
Decreases due to Lapses of Applicable Statute of Limitations	—	—	—	—
Total Amount of Unrecognized Tax Benefits as of December 31, 2011	$825	$121	$113	$555
Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(379)	(77)	(65)	(213)
Regulatory Asset—Unrecognized Tax Benefits	(20)	—	(20)	—
Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$426	$44	$28	$342

On January 31, 2012, PSEG signed a specific matter closing agreement with the IRS regarding disputed tax assessments associated with certain lease investments. On the same date, PSEG signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. In March 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These agreements concluded the audits for these years for PSEG and the leasing issue for all tax years. The financial statement impacts of these agreements, net of existing financial statement reserves, was a net decrease in tax expense in the first quarter of 2012 of $71 million for PSEG, including $30 million and $1 million for PSE&G and Power, respectively.

PSEG and its subsidiaries include all accrued interest and penalties related to uncertain tax positions required to be recorded, as income tax expense. Interest and penalties on uncertain tax positions were as follows:

	Interest and Penalties on Uncertain Tax Positions Years Ended December 31,
	2013	2012	2011
	Millions
Power	$(2)	$(2)	$(11)
PSE&G	6	1	(24)
Energy Holdings	44	39	420
Other	—	—	10
Total	$48	$38	$395

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that total unrecognized tax benefits will decrease within the next twelve months due to either agreements with various taxing authorities upon audit or the expiration of the Statute of Limitations. These potential decreases are as follows:

Possible Decrease in Total Unrecognized Tax Benefits including Interest	Over the next 12 Months
Millions
PSEG	$157
Power	$71
PSE&G	$11

As a result of a change in accounting method for the capitalization of indirect costs, PSEG reduced the net amount of its uncertain tax positions (including interest) by $97 million, approximately $43 million of which related to PSE&G. Pursuant to an agreement signed with the IRS on January 31, 2012, this matter is settled and there is a resulting increase in uncertain tax positions. These amounts are not included in the table above.
A description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	Power	PSE&G
United States
Federal	2007-2012	N/A	N/A
New Jersey	2006-2012	N/A	2006-2012
Pennsylvania	2001-2012	N/A	2000-2012
Connecticut	2002-2012	N/A	N/A
Texas	2007-2012	N/A	N/A
California	2003-2012	N/A	N/A
New York	2009-2012	2009-2012	N/A

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Other Comprehensive Income (Loss)
PSEG	Year Ended December 31, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$7	$(485)	$90	$(388)
Other Comprehensive Income before Reclassifications	(2)	210	91	299
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(7)	37	(36)	(6)
Net Current Period Other Comprehensive Income (Loss)	(9)	247	55	293
Balance as of December 31, 2013	$(2)	$(238)	$145	$(95)

	Other Comprehensive Income (Loss)
Power	Year Ended December 31, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$9	$(422)	$85	$(328)
Other Comprehensive Income before Reclassifications	(2)	185	93	276
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(8)	33	(36)	(11)
Net Current Period Other Comprehensive Income (Loss)	(10)	218	57	265
Balance as of December 31, 2013	$(1)	$(204)	$142	$(63)

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
PSEG		Year Ended December 31, 2013
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$13	$(5)	$8
Interest Rate Swaps	Interest Expense	(1)	—	$(1)
Total Cash Flow Hedges		12	(5)	7
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Operation and Maintenance Expense	11	(4)	7
Amortization of Actuarial Loss	Operation and Maintenance Expense	(75)	31	(44)
Total Pension and OPEB Plans		(64)	27	(37)
Available-for-Sale Securities
Realized Gains	Other Income	116	(59)	57
Realized Losses	Other Deductions	(29)	14	(15)
Other-Than-Temporary Impairments	Other-Than-Temporary Impairments	(12)	6	(6)
Total Available-for-Sale Securities		75	(39)	36
Total		$23	$(17)	$6

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
Power		Year Ended December 31, 2013
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$13	$(5)	$8
Total Cash Flow Hedges		13	(5)	8
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	Operation and Maintenance Expense	9	(4)	5
Amortization of Actuarial Loss	Operation and Maintenance Expense	(64)	26	(38)
Total Pension and OPEB Plans		(55)	22	(33)
Available-for-Sale Securities
Realized Gains	Other Income	112	(57)	55
Realized Losses	Other Deductions	(26)	13	(13)
Other-Than-Temporary Impairments	Other-Than-Temporary Impairments	(12)	6	(6)
Total Available-for-Sale Securities		74	(38)	36
Total		$32	$(21)	$11

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Earnings Per Share (EPS) and Dividends
EPS
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under our stock compensation plans and upon payment of performance units or restricted stock units. The following table shows the effect of these stock options, performance units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Years Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Continuing Operations	$1,243	$1,243	$1,275	$1,275	$1,407	$1,407
Discontinued Operations	—	—	—	—	96	96
Net Income	$1,243	$1,243	$1,275	$1,275	$1,503	$1,503
EPS Denominator:
(Thousands)
Weighted Average Common Shares Outstanding	505,889	505,889	505,933	505,933	505,949	505,949
Effect of Stock Based Compensation Awards	—	1,636	—	1,153	—	1,033
Total Shares	505,889	507,525	505,933	507,086	505,949	506,982
EPS:
Continuing Operations	$2.46	$2.45	$2.52	$2.51	$2.78	$2.77
Discontinued Operations	—	—	—	—	0.19	0.19
Net Income	$2.46	$2.45	$2.52	$2.51	$2.97	$2.96

There were approximately 1.6 million, 1.8 million and 1.8 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the years ended December 31, 2013, 2012 and 2011, respectively. No other stock options had an antidilutive effect for the years ended December 31, 2013, 2012 or 2011.
Dividends

	Years Ended December 31,
Dividend Payments on Common Stock	2013	2012	2011
Per Share	$1.44	$1.42	$1.37
in Millions	$728	$718	$693

On February 18, 2014, PSEG’s Board of Directors approved a $0.37 per share common stock dividend for the first quarter of 2014.
Note 23. Financial Information by Business Segment
Basis of Organization
PSEG’s operating segments are Power and PSE&G. The operating segments were determined by management in accordance with GAAP—Disclosures about Segments of an Enterprise and Related Information. These segments were determined based on how management measures performance based on segment Net Income, as illustrated in the following table, and how it allocates resources to each business.
On December 31, 2013, Energy Holdings' solar generation facilities and its interest in a generation facility in Hawaii were transferred to Power. As a result, the earnings, assets and liabilities related to this transfer are presented as if the transfer

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurred at the beginning of the year and prior years have been retrospectively adjusted to furnish comparative information. See Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Power
Power earns revenues by selling energy, capacity and ancillary services on a wholesale basis under contract to power marketers and to load serving entities and by bidding energy, capacity and ancillary services into the markets for these products. Power also enters into contracts for energy, capacity, FTRs, gas, emission allowances and other energy-related contracts to optimize the value of its portfolio of generating assets and its electric and gas supply obligations.
PSE&G
PSE&G earns revenues from its tariffs, under which it provides electric transmission and electric and gas distribution services to residential, commercial and industrial customers in New Jersey. The rates charged for electric transmission are regulated by the FERC while the rates charged for electric and gas distribution are regulated by the BPU. Revenues are also earned from several other activities such as solar investments, sundry sales, the appliance service business, wholesale transmission services and other miscellaneous services.
Other
This category includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

	Power	PSE&G	Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2013
Operating Revenues	$5,063	$6,655	$52	$(1,802)	$9,968
Depreciation and Amortization	273	872	33	—	1,178
Operating Income (Loss)	1,070	1,235	(6)	—	2,299
Income from Equity Method Investments	16	—	(5)	—	11
Interest Income	1	25	25	(22)	29
Interest Expense	116	293	15	(22)	402
Income (Loss) before Income Taxes	1,063	993	(1)	—	2,055
Income Tax Expense (Benefit)	419	381	12	—	812
Income (Loss) from Continuing Operations	644	612	(13)	—	1,243
Net Income (Loss)	644	612	(13)	—	1,243
Gross Additions to Long-Lived Assets	$609	$2,175	$27	—	$2,811
As of December 31, 2013
Total Assets	$12,002	$19,720	$4,025	$(3,225)	$32,522
Investments in Equity Method Subsidiaries	$123	$—	$3	$—	$126

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	PSE&G	Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2012
Operating Revenues	$4,873	$6,626	$103	$(1,821)	$9,781
Depreciation and Amortization	242	778	34	—	1,054
Operating Income (Loss)	1,123	1,083	72	—	2,278
Income from Equity Method Investments	15	—	(3)	—	12
Interest Income	3	20	25	(21)	27
Interest Expense	132	295	17	(21)	423
Income (Loss) before Income Taxes	1,099	835	77	—	2,011
Income Tax Expense (Benefit)	433	307	(4)	—	736
Income (Loss) from Continuing Operations	666	528	81	—	1,275
Net Income (Loss)	666	528	81	—	1,275
Gross Additions to Long-Lived Assets	$770	$1,770	$34	$—	$2,574
As of December 31, 2012
Total Assets	$11,323	$19,223	$4,161	$(2,982)	$31,725
Investments in Equity Method Subsidiaries	$125	$—	$9	$—	$134

	Power	PSE&G	Other	Eliminations (A)	Consolidated Total
	Millions
Year Ended December 31, 2011
Operating Revenues	$6,150	$7,326	$(149)	$(2,248)	$11,079
Depreciation and Amortization	228	719	29	—	976
Operating Income (Loss)	1,773	1,151	(182)	—	2,742
Income from Equity Method Investments	14	—	(10)	—	4
Interest Income	4	12	20	(17)	19
Interest Expense	175	310	7	(17)	475
Income (Loss) before Income Taxes	1,703	861	(180)	—	2,384
Income Tax Expense (Benefit)	690	340	(53)	—	977
Income (Loss) from Continuing Operations	1,013	521	(127)	—	1,407
Income from Discontinued Operations, net of tax	96	—	—	—	96
Net Income (Loss)	1,109	521	(127)	—	1,503
Gross Additions to Long-Lived Assets	$757	$1,302	$24	$—	$2,083

(A)
Intercompany eliminations, primarily relate to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 24. Related-Party Transactions.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Related-Party Transactions
The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
Power
The financial statements for Power include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2013	2012	2011
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS and BGS (A)	$1,797	$1,802	$2,215
Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(178)	$(154)	$(147)
Total Expense Billings from Affiliates	$(178)	$(154)	$(147)

	Years Ended December 31,
Related Party Transactions	2013	2012
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$267	$265
Receivable from (Payable to) Services (B)	(31)	(31)
Receivable from (Payable to) PSEG (C)	97	106
Accounts Receivable (Payable)—Affiliated Companies, net	$333	$340
Short-Term Loan to (from) Affiliate (demand Note to (from) PSEG) (D)	$790	$574
Working Capital Advances to Services (E)	$17	$17
Long-Term Accrued Taxes Receivable (Payable)	$(53)	$(50)

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2013	2012	2011
	Millions
Expense Billings from Affiliates:
Billings from Power through BGSS and BGS (A)	$(1,797)	$(1,802)	$(2,215)
Administrative Billings from Services (B)	(255)	(230)	(210)
Total Expense Billings from Affiliates	$(2,052)	$(2,032)	$(2,425)

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Related Party Transactions	2013	2012
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(267)	$(265)
Payable to Power from SREC Liability (F)	—	(7)
Receivable from (Payable to) Services (B)	(73)	(65)
Receivable from (Payable to) PSEG (C)	150	262
Receivable from Energy Holdings	—	2
Accounts Receivable (Payable)—Affiliated Companies, net	$(190)	$(73)
Working Capital Advances to Services (E)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$(72)	$(32)

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

(C)
Receivable primarily relates to tax amounts due to PSEG from its affiliates as PSEG files a consolidated federal income tax return together with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Consolidated Balance Sheets.

(F)
Pursuant to a 2008 BPU Order, certain BGS suppliers, including Power, would be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) or per Solar Alternative Compliance Payment during the period June 1, 2008 through May 31, 2010 and such excess cost would be passed onto ratepayers. In accordance with a Stipulation of Settlement approved by the BPU in a December 2012 Order describing the mechanism for BGS suppliers to recover these costs, PSE&G, as a New Jersey EDC, estimated and accrued a total liability for the excess SREC cost expected to be recovered from ratepayers of $17 million, including approximately $7 million for Power’s share which was included in PSE&G’s Accounts Receivable (Payable)—Affiliated Companies, as of December 31, 2012. Under current accounting guidance, Power was unable to record the related intercompany receivable on its Consolidated Balance Sheet until the BPU issued an Order approving such payments. As a result, PSE&G’s liability to Power was not eliminated in consolidation and was included in Other Current Liabilities on PSEG’s Consolidated Balance Sheet as of December 31, 2012. In May 2013, the BPU issued an Order approving the BGS payments for these SRECs. This Order was not appealed and went into effect in July 2013. As a result, Power recorded its $9 million then outstanding receivable from PSE&G. In August 2013, PSE&G reimbursed Power and its other BGS suppliers for the excess SREC costs.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Selected Quarterly Data (Unaudited)
The information shown in the following tables, in the opinion of PSEG, Power and PSE&G includes all adjustments, consisting only of normal recurring accruals, necessary to fairly present such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
PSEG Consolidated:	Millions, except per share data
Operating Revenues	$2,786	$2,875	$2,310	$2,098	$2,554	$2,402	$2,318	$2,406
Operating Income	$610	$783	$612	$433	$712	$594	$365	$468
Net Income (Loss)	$320	$493	$333	$211	$390	$347	$200	$224
Earnings Per Share:
Basic:
Net Income (Loss)	$0.63	$0.97	$0.66	$0.42	$0.77	$0.69	$0.40	$0.44
Diluted:
Net Income (Loss)	$0.63	$0.97	$0.66	$0.42	$0.77	$0.68	$0.39	$0.44
Weighted Average Common Shares Outstanding:
Basic	506	506	506	506	506	506	506	506
Diluted	507	507	507	507	508	507	508	507

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Power: (A)	Millions
Operating Revenues	$1,451	$1,563	$1,193	$987	$1,174	$1,041	$1,245	$1,282
Operating Income	$242	$441	$351	$198	$370	$268	$107	$216
Net Income (Loss)	$141	$257	$210	$109	$226	$187	$67	$113

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
PSE&G:	Millions
Operating Revenues	$1,995	$1,939	$1,423	$1,407	$1,666	$1,683	$1,571	$1,597
Operating Income	$365	$342	$253	$227	$346	$321	$271	$193
Net Income (Loss)	$179	$197	$121	$101	$168	$155	$144	$75

(A) Power's information has been restated for all periods presented to reflect the transfer of certain of Energy Holdings' equity investments to Power on December 31, 2013. For additional information see Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following table presents financial information for the guarantor subsidiaries as well as Power’s non-guarantor subsidiaries as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2013
Operating Revenues	$—	$6,490	$190	$(1,617)	$5,063
Operating Expenses	23	5,413	174	(1,617)	3,993
Operating Income (Loss)	(23)	1,077	16	—	1,070
Equity Earnings (Losses) of Subsidiaries	684	(5)	16	(679)	16
Other Income	35	157	—	(38)	154
Other Deductions	(14)	(35)	—	—	(49)
Other-Than-Temporary Impairments	—	(12)	—	—	(12)
Interest Expense	(93)	(42)	(19)	38	(116)
Income Tax Benefit (Expense)	55	(474)	—	—	(419)
Net Income (Loss)	$644	$666	$13	$(679)	$644
Comprehensive Income (Loss)	$909	$713	$11	$(724)	$909
As of December 31, 2013
Current Assets	$4,160	$8,916	$944	$(11,544)	$2,476
Property, Plant and Equipment, net	81	6,108	1,178	—	7,367
Investment in Subsidiaries	4,645	729	—	(5,374)	—
Noncurrent Assets	222	1,847	138	(48)	2,159
Total Assets	$9,108	$17,600	$2,260	$(16,966)	$12,002
Current Liabilities	$444	$10,919	$982	$(11,545)	$800
Noncurrent Liabilities	309	2,247	338	(47)	2,847
Long-Term Debt	2,497	—	—	—	2,497
Member’s Equity	5,858	4,434	940	(5,374)	5,858
Total Liabilities and Member’s Equity	$9,108	$17,600	$2,260	$(16,966)	$12,002
Year Ended December 31, 2013
Net Cash Provided By (Used In) Operating Activities	$288	$1,503	$82	$(526)	$1,347
Net Cash Provided By (Used In) Investing Activities	$193	$(1,092)	$(71)	$109	$(861)
Net Cash Provided By (Used In) Financing Activities	$(481)	$(412)	$(11)	$417	$(487)

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2012
Operating Revenues	$—	$6,238	$135	$(1,500)	$4,873
Operating Expenses	7	5,118	125	(1,500)	3,750
Operating Income (Loss)	(7)	1,120	10	—	1,123
Equity Earnings (Losses) of Subsidiaries	707	(10)	15	(697)	15
Other Income	45	206	2	(52)	201
Other Deductions	(31)	(59)	—	—	(90)
Other-Than-Temporary Impairments	—	(18)	—	—	(18)
Interest Expense	(118)	(51)	(16)	53	(132)
Income Tax Benefit (Expense)	70	(501)	(2)	—	(433)
Net Income (Loss)	$666	$687	$9	$(696)	$666
Comprehensive Income (Loss)	$614	$681	$9	$(690)	$614
As of December 31, 2012
Current Assets	$3,922	$8,084	$942	$(10,712)	$2,236
Property, Plant and Equipment, net	80	5,988	1,154	—	7,222
Investment in Subsidiaries	4,508	733	—	(5,241)	—
Noncurrent Assets	201	1,660	145	(141)	1,865
Total Assets	$8,711	$16,465	$2,241	$(16,094)	$11,323
Current Liabilities	$482	$10,187	$1,011	$(10,712)	$968
Noncurrent Liabilities	559	1,960	306	(140)	2,685
Long-Term Debt	2,040	—	—	—	2,040
Member’s Equity	5,630	4,318	924	(5,242)	5,630
Total Liabilities and Member’s Equity	$8,711	$16,465	$2,241	$(16,094)	$11,323
Year Ended December 31, 2012
Net Cash Provided By (Used In) Operating Activities	$298	$1,562	$67	$(474)	$1,453
Net Cash Provided By (Used In) Investing Activities	$715	$(1,206)	$(151)	$170	$(472)
Net Cash Provided By (Used In) Financing Activities	$(963)	$(361)	$83	$255	$(986)

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2011
Operating Revenues	$—	$7,452	$155	$(1,457)	$6,150
Operating Expenses	5	5,673	157	(1,458)	4,377
Operating Income (Loss)	(5)	1,779	(2)	1	1,773
Equity Earnings (Losses) of Subsidiaries	1,186	92	14	(1,278)	14
Other Income	40	195	—	(45)	190
Other Deductions	(28)	(51)	—	—	(79)
Other-Than-Temporary Impairments	(1)	(19)	—	—	(20)
Interest Expense	(146)	(56)	(18)	45	(175)
Income Tax Benefit (Expense)	63	(762)	9	—	(690)
Income (Loss) on Discontinued Operations, net of Tax Benefit	—	—	97	(1)	96
Net Income (Loss)	$1,109	$1,178	$100	$(1,278)	$1,109
Comprehensive Income (Loss)	$928	$1,055	$100	$(1,155)	$928
Year Ended December 31, 2011
Net Cash Provided By (Used In) Operating Activities	$609	$2,427	$(279)	$(940)	$1,817
Net Cash Provided By (Used In) Investing Activities	$596	$(1,171)	$594	$(597)	$(578)
Net Cash Provided By (Used In) Financing Activities	$(1,210)	$(1,256)	$(314)	$1,542	$(1,238)

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
Internal Controls
PSEG, Power and PSE&G
We have conducted assessments of our internal control over financial reporting as of December 31, 2013, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. Management’s reports on PSEG’s, Power’s and PSE&G’s internal control over financial reporting are included on pages 170, 171 and 172, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 173. Management has concluded that internal control over financial reporting is effective as of December 31, 2013.
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING—PSEG
Management of Public Service Enterprise Group Incorporated (PSEG) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).
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
In connection with the preparation of PSEG’s annual financial statements, management of PSEG has undertaken an assessment, which includes the design and operational effectiveness of PSEG’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2013 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2013.
PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2013 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/s/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer
February 26, 2014

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
In connection with the preparation of Power’s annual financial statements, management of Power has undertaken an assessment, which includes the design and operational effectiveness of Power’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment performed, management has concluded that Power’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of Power’s financial reporting and the preparation of its financial statements as of December 31, 2013 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2013.

/s/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer
February 26, 2014

MANAGEMENT REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING—PSE&G
Management of Public Service Electric and Gas Company (PSE&G) is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s management and other personnel, with oversight by the Audit Committee of the Board of Directors of its parent, Public Service Enterprise Group Incorporated, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).
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
In connection with the preparation of PSE&G’s annual financial statements, management of PSE&G has undertaken an assessment, which includes the design and operational effectiveness of PSE&G’s internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2013 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2013.

/s/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Public Service Enterprise Group Incorporated:
We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting - PSEG. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 26, 2014

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE
Executive Officers
PSEG

Name	Age as of December 31, 2013	Office	Effective Date First Elected to Present Position
Ralph Izzo	56	Chairman of the Board, President and Chief Executive Officer (PSEG)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Power)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (PSE&G)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Energy Holdings)	April 2007 to present
		Chairman of the Board, President and Chief Executive Officer (Services)	January 2010 to present
		Chairman of the Board and Chief Executive Officer (Services)	April 2007 to January 2010
Caroline Dorsa	54	Executive Vice President and Chief Financial Officer (PSEG)	April 2009 to present
		Executive Vice President and Chief Financial Officer (Power)	April 2009 to present
		Executive Vice President and Chief Financial Officer (PSE&G)	April 2009 to present
		Chief Financial Officer (Energy Holdings)	April 2009 to present
		Executive Vice President and Chief Financial Officer (Services)	April 2009 to present
		Senior Vice President, Global Human Health Strategy and Integration (Merck and Co., Inc.)	January 2008 to April 2009
William Levis	57	President and Chief Operating Officer (Power)	June 2007 to present
Ralph LaRossa	50	President and Chief Operating Officer (PSE&G)	October 2006 to present
		Chairman of the Board of PSEG Long Island LLC	October 2013 to present
Derek M. DiRisio	49	Vice President and Controller (PSEG)	January 2007 to present
		Vice President and Controller (PSE&G)	January 2007 to present
		Vice President and Controller (Power)	January 2007 to present
		Vice President and Controller (Energy Holdings)	January 2007 to present
		Vice President and Controller (Services)	January 2007 to present
J.A. Bouknight, Jr.	69	Executive Vice President and General Counsel (PSEG)	January 2010 to present
		Executive Vice President and General Counsel (Power)	January 2010 to present
		Executive Vice President and General Counsel (PSE&G)	January 2010 to present
		Executive Vice President and General Counsel (Services)	January 2010 to present
		Partner, Steptoe & Johnson LLP	July 2008 to November 2009
		Executive Vice President and General Counsel (Edison International)	July 2005 to July 2008

Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Directors
PSEG
The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2014 Annual Meeting of Stockholders, and (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the headings ‘Election of Directors’ and “Section 16(a) Beneficial Ownership Reporting Compliance” in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 10, 2014 and which information set forth under said heading is incorporated herein by this reference thereto.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.
Code of Ethics
Our Standards of Integrity (Standards) is a code of ethics applicable to us and our subsidiaries. The Standards are an integral part of our business conduct compliance program and embody our commitment to conduct operations in accordance with the highest legal and ethical standards. The Standards apply to all of our directors and employees (including Power’s, PSE&G’s, Energy Holdings’ and Services’ respective principal executive officer, principal financial officer, principal accounting officer or Controller and persons performing similar functions). Each such person is responsible for understanding and complying with the Standards. The Standards are posted on our website, www.pseg.com/info/investors/governance/document.jsp. We will send you a copy on request.
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
We will post on our website, www.pseg.com/info/investors/governance/document.jsp:

•	Any amendment (other than one that is technical, administrative or non-substantive) that we adopt to our Standards; and

•
Any grant by us of a waiver from the Standards that applies to any director, principal executive officer, principal financial officer, principal accounting officer or Controller, or persons performing similar functions, for us or our direct subsidiaries noted above, and that relates to any element enumerated by the SEC.

In 2013, we did not grant any waivers to the Standards.

ITEM 11. EXECUTIVE COMPENSATION
PSEG
The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 10, 2014 and such information set forth under such heading is incorporated herein by this reference thereto.
Section 16 Beneficial Ownership Reporting Compliance
During 2013, none of our directors or executive officers was late in filing a Form 3, 4 or 5 in accordance with the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with regard to transactions involving our Common Stock.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
PSEG
The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 10, 2014 and such information set forth under such heading is incorporated herein by this reference thereto.
For information relating to securities authorized for issuance under equity compensation plans, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE
PSEG
The information required by Item 13 of Form 10-K is set forth under the heading “Transactions with Related Persons” in PSEG’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 10, 2014 and such information set forth under such heading is incorporated herein by this reference thereto.
Power and PSE&G
Omitted pursuant to conditions set forth in General Instruction I of Form 10K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Fees Billed to PSEG by Deloitte & Touche LLP for 2013 and 2012” in PSEG’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 10, 2014. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) The following Financial Statements are filed as a part of this report:

a.
Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2013 and 2012 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2013 on pages 69 through 74.

b.
PSEG Power LLC’s Consolidated Balance Sheets as of December 31, 2013 and 2012 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Capitalization and Member’s Equity for the three years ended December 31, 2013 on pages 75 through 80.

c.
Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012 and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows and Common Stockholders’ Equity for the three years ended December 31, 2013 on pages 81 through 86.

(B) The following documents are filed as a part of this report:

a.	PSEG's Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013 (page 184).

b.	Power's Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013 (page 184).

c.	PSE&G's Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2013 (page 185).

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(C) The following documents are filed as part of this report:
LIST OF EXHIBITS:

a.	PSEG:
3a	Certificate of Incorporation Public Service Enterprise Group Incorporated(1)
3b	By-Laws of Public Service Enterprise Group Incorporated effective November 17, 2009(2)
3c	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987(3)
3d	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 20, 2007(4)
4a(1)
Indenture between Public Service Enterprise Group Incorporated and First Union National Bank (U.S. Bank National Association, successor), as Trustee, dated January 1, 1998 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)(5)

9	Inapplicable
10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees as amended May 31, 2011(7)
10a(3)	Employment Agreement with William Levis dated December 8, 2006(8)
10a(4)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(9)
10a(5)	Deferred Compensation Plan for Directors, amended July 19, 2011(10)
10a(6)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(64)
10a(7)	1989 Long-Term Incentive Plan, as amended(12)
10a(8)	2001 Long-Term Incentive Plan(13)
10a(9)	Senior Management Incentive Compensation Plan(14)
10a(10)	Amended and Restated Key Executive Severance Plan, amended effective December 17, 2012(68)
10a(11)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(12)	Employment Agreement with Randall Mehrberg dated June 30, 2008(16)
10a(13)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(17)
10a(14)	Stock Plan for Outside Directors, as amended(18)
10a(15)	Compensation Plan for Outside Directors(19)
10a(16)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(20)

LIST OF EXHIBITS:

10a(17)	Form of Advancement of Expenses Agreement with Outside Directors(21)
10a(18)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(65)
10a(19)	Employment Agreement with J.A. Bouknight dated August 26, 2009(66)
10a(20)	Amendment to Employment Agreement with Randall Mehrberg, dated May 3, 2011(61)
10a(21)	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011(62)
10a(22)	Amendment to Employment Agreement with Randall Mehrberg, dated June 8, 2011(63)
10a(23)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(11)
10a(24)	Amendment to Employment Agreement with J.A. Bouknight dated November 20, 2012(67)
10a(25)	Amendment to Employment Agreement with J.A. Bouknight dated February 18, 2014(69)
11	Inapplicable
12	Computation of Ratios of Earnings to Fixed Charges
13	Inapplicable
16	Inapplicable
18	Inapplicable
21	Subsidiaries of the Registrant
22	Inapplicable
23	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)
31a	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32a	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
b.	Power:
3a	Certificate of Formation of PSEG Power LLC(22)
3b	PSEG Power LLC Limited Liability Company Agreement(23)
3c	Trust Agreement for PSEG Power Capital Trust I(24)
3d	Trust Agreement for PSEG Power Capital Trust II(25)
3e	Trust Agreement for PSEG Power Capital Trust III(26)
3f	Trust Agreement for PSEG Power Capital Trust IV(27)
3g	Trust Agreement for PSEG Power Capital Trust V(28)
4a
Indenture dated April 16, 2001 between and among PSEG Power, PSEG Fossil, PSEG Nuclear, PSEG Energy Resources & Trade and The Bank of New York Mellon and form of Subsidiary Guaranty included therein(29)

4b	First Supplemental Indenture, supplemental to Exhibit 4a, dated as of March 13, 2002(30)
10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, as amended May 31, 2011(7)
10a(3)	Employment Agreement with William Levis dated December 8, 2006(8)
10a(4)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(64)
10a(5)	1989 Long-Term Incentive Plan, as amended(12)

LIST OF EXHIBITS:

10a(6)	2001 Long-Term Incentive Plan(13)
10a(7)	Senior Management Incentive Compensation Plan(14)
10a(8)	Amended and Restated Key Executive Severance Plan, amended effective December 17, 2012 (68)
10a(9)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(10)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(17)
10a(11)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(20)
10a(12)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(65)
10a(13)	Employment Agreement with J.A. Bouknight dated August 26, 2009(66)
10a(14)	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011(62)
10a(15)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(11)
10a(16)	Amendment to Employment Agreement with J.A. Bouknight dated November 20, 2012(67)
10a(17)	Amendment to Employment Agreement with J.A. Bouknight dated February 18, 2014(69)
11	Inapplicable
12a	Computation of Ratio of Earnings to Fixed Charges
13	Inapplicable
16	Inapplicable
18	Inapplicable
19	Inapplicable
23a	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31b	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31c	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32b	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32c	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
c.	PSE&G
3a(1)	Restated Certificate of Incorporation of PSE&G(31)
3a(2)
Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(32)

3a(3)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(33)

3a(4)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(34)

3a(5)
Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1994 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock ($25 Par) as a series of Preferred Stock(35)

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(36)

LIST OF EXHIBITS:

4a(1)
Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(37), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	June 1, 1937(38)
4a(3)	July 1, 1937(39)
4a(4)	March 1, 1942(40)
4a(5)	June 1, 1991 (No. 1)(41)
4a(6)	July 1, 1993(42)
4a(7)	January 1, 1996 (No. 1)(43)
4a(8)	December 1, 2003 (No. 1)(44)
4a(9)	December 1, 2003 (No. 2)(45)
4a(10)	December 1, 2003 (No. 3)(46)
4a(11)	December 1, 2003 (No. 4)(47)
4a(12)	August 1, 2004 (No. 1)(48)
4a(13)	August 1, 2004 (No. 2)(49)
4a(14)	August 1, 2004 (No. 3)(50)
4a(15)	August 1, 2004 (No. 4)(51)
4a(16)	April 1, 2007(52)
4a(17)	November 1, 2008(53)
4a(18)	October 1, 2010(54)
4a(19)	May 1, 2012(57)
4a(20)	June 1, 2012(58)
4a(21)	May 1, 2013(59)
4b	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured medium-Term Notes dated July 1, 1993(55)
4c
Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(56)

10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)
10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees as amended May 31, 2011(7)
10a(3)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(9)
10a(4)	Deferred Compensation Plan for Directors, amended July 19, 2011(10)
10a(5)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011(64)
10a(6)	1989 Long-Term Incentive Plan, as amended(12)
10a(7)	2001 Long-Term Incentive Plan(13)
10a(8)	Senior Management Incentive Compensation Plan(14)
10a(9)	Amended and Restated Key Executive Severance Plan, amended effective December 17, 2012(68)
10a(10)	Severance Agreement with Ralph Izzo dated December 16, 2008(15)
10a(11)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(17)
10a(12)	Stock Plan for Outside Directors, as amended(18)
10a(13)	Compensation Plan for Outside Directors(19)
10a(14)	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013(20)
10a(15)	Form of Advancement of Expenses Agreement with Outside Directors(62)
10a(16)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011(65)
10a(17)	Employment Agreement with J.A. Bouknight dated August 26, 2009(66)
10a(18)	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011(62)

LIST OF EXHIBITS:

10a(19)	Amendment to Employment Agreement with J.A. Bouknight dated November 20, 2012(67)
10a(20)	Amendment to Employment Agreement with J.A. Bouknight dated February 18, 2014(69)
11	Inapplicable
12b	Computation of Ratios of Earnings to Fixed Charges
12c	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
13	Inapplicable
16	Inapplicable
18	Inapplicable
19	Inapplicable
23b	Consent of Independent Registered Public Accounting Firm
24	Inapplicable
31d	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
31e	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
32d	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
32e	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Filed as Exhibit 3.1a with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(2)	Filed as Exhibit 3.1 with Current Report on Form 8-K, File No. 001-09120 on November 18, 2009 and incorporated herein by this reference.

(3)	Filed as Exhibit 3.1b with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(4)	Filed as Exhibit 3.1c with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(5)	Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120 on May 13, 1998 and incorporated herein by this reference.

(6)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(7)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(8)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2007, File Nos. 001-09120 on February 28, 2008 and 000-49614, and incorporated herein by reference.

(9)	Filed as Exhibit 10.5 with Quarterly Report on Form 10-Q for the quarter ended September 20, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(10)	Filed as Exhibit 10.6 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(11)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(12)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-09120, on November 4, 2002 and incorporated herein by this reference.

(13)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(14)	Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09120, on February 26, 2009 and incorporated herein by this reference.

(15)	Filed as Exhibit 99 with Current Report on Form 8-K, File Nos. 001-09120, 000-49614 and 001-00973 on December 22, 2008 and incorporated herein by this reference.

(16)	Filed as Exhibit 10a(14) with Annual Report on Form 10-K, for the year ended December 31, 2009, File No. 001-09120 on February 25, 2010 and incorporated herein by reference.

(17)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q, File No. 001-00973 on May 6, 2009 and incorporated herein by reference.

(18)	Filed as Exhibit 10a(17) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(19)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(20)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-09120 on April 30, 2013 and incorporated herein by reference.

(21)	Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120 on February 19, 2009 and incorporated herein by this reference.

(22)	Filed as Exhibit 3.1 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(23)	Filed as Exhibit 3.2 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(24)	Filed as Exhibit 3.6 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(25)	Filed as Exhibit 3.7 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(26)	Filed as Exhibit 3.8 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(27)	Filed as Exhibit 3.9 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(28)	Filed as Exhibit 3.10 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(29)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(30)	Filed as Exhibit 4.7 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-49614, on May 15, 2002 and incorporated herein by this reference.

(31)	Filed as Exhibit 3(a) with Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, File No. 001-00973, on August 28, 1986 and incorporated herein by this reference.

(32)	Filed as Exhibit 3a(2) with Annual Report on Form 10-K for the year ended December 31, 1987, File No. 001-00973, on March 28, 1988 and incorporated herein by this reference.

(33)	Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(34)	Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(35)	Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(36)	Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973 on May 4, 2007 and incorporated herein by this reference.

(37)	Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(38)	Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(39)	Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(40)	Filed as Exhibit 4b(6) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(41)	Filed as Exhibit 4 on Form 8-A, File No. 001-00973 on June 1, 1991 and incorporated herein by this reference.

(42)	Filed as Exhibit 4(i) on Form 8-A, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(43)	Filed as Exhibit 4a(2) on Form 8-A, File No. 001-00973 on January 26, 1996 and incorporated herein by this reference.

(44)	Filed as Exhibit 4a(99) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(45)	Filed as Exhibit 4a(100) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(46)	Filed as Exhibit 4a(101) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(47)	Filed as Exhibit 4a(102) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(48)	Filed as Exhibit 4a(25) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(49)	Filed as Exhibit 4a(26) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(50)	Filed as Exhibit 4a(27) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(51)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(52)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-00973, on February 28, 2008 and incorporated herein by this reference.

(53)	Filed as Exhibit 4a(29) with Annual Report on Form 10-K, for the year ended December 31, 2009, File No. 001-00973 on February 25, 2010 and incorporated herein by reference.

(54)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-00973 on October 29, 2010 and incorporated herein by reference.

(55)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(56)	Filed as Exhibit 4.6 to Registration Statement on Form S-3, No. 333-76020 filed on December 27, 2001 and incorporated herein by this reference.

(57)	Filed as Exhibit 4a(32) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973 on February 25, 2013.

(58)	Filed as Exhibit 4a(33) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-00973 on February 25, 2013.

(59)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 001-00973 on July 30, 2013.

(60)	Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973 on February 19, 2009 and incorporated herein by reference.

(61)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-09120 on May 5, 2011 and incorporated herein by this reference.

(62)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-09120 on August 3, 2011 and incorporated herein by this reference.

(63)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-09120 on August 3, 2011 and incorporated herein by this reference.

(64)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-09120 on February 27, 2012.

(65)	Filed as Exhibit 10a(19) with Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-09120 on February 27, 2012.

(66)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2011, File No. 001-09120 on February 27, 2012.

(67)	Filed as Exhibit 10 with Current Report on Form 8-K, File No. 001-09120 on November 26, 2012 and incorporated herein by reference.

(68)	Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-09120 on February 25, 2013.

(69)	Filed as Exhibit 10 with Current Report on Form 8-K, File No. 001-09120 on February 21, 2014 and incorporated herein by reference.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2013—December 31, 2011

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2013
Allowance for Doubtful Accounts	$56	$90	$—	$90	(A)	$56
Materials and Supplies Valuation Reserve	22	2	—	16	(B)	8
2012
Allowance for Doubtful Accounts	$56	$96	$—	$96	(A)	$56
Materials and Supplies Valuation Reserve	3	21	—	2	(B)	22
2011
Allowance for Doubtful Accounts	$68	$102	$—	$114	(A)	$56
Materials and Supplies Valuation Reserve	4	2	—	3	(B)	3

(A)	Accounts Receivable written off.

(B)	Reduced reserve to appropriate level and to remove obsolete inventory.
PSEG POWER LLC
Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2013—December 31, 2011

	Column A	Column B	Column C Additions		Column D		Column E
	Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
				Millions
2013
	Materials and Supplies Valuation Reserve	$22	$2	$—	$16	(A)	$8
2012
	Materials and Supplies Valuation Reserve	$3	$21	$—	$2	(A)	$22
2011
	Materials and Supplies Valuation Reserve	$4	$2	$—	$3	(A)	$3

(A)	Reduced reserve to appropriate level and to remove obsolete inventory.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2013—December 31, 2011

	Column A	Column B	Column C Additions		Column D		Column E
	Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
2013				Millions
	Allowance for Doubtful Accounts	$56	$90	$—	$90	(A)	$56
2012
	Allowance for Doubtful Accounts	$56	$96	$—	$96	(A)	$56
2011
	Allowance for Doubtful Accounts	$67	$102	$—	$113	(A)	$56

(A)	Accounts Receivable written off.

GLOSSARY OF TERMS
When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Term Phrase/Description

ASC	Accounting Standards Codification
FASB’s official source of authoritative, nongovernmental U.S. GAAP
Base load	Minimum amount of electric power delivered or required over a given period of time at a constant rate, this is the level of demand that is seen as a minimum during a 24-hour day
BGS	Basic Generation Service
PSE&G is required to provide BGS for all customers in New Jersey who are not supplied by a TPS.
BGS-Fixed Price	Basic Generation Service-Fixed Price
Seasonally adjusted fixed prices charged for a three-year term for electric supply service to smaller industrial and commercial customers and residential customers who are not supplied by a TPS
BGSS	Basic Gas Supply Service
Mechanism approved by the BPU for NJ utilities to recover all commodity costs related to supplying gas to residential customers
BPU	New Jersey Board of Public Utilities
Agency responsible for regulating public utilities doing business in New Jersey
Capacity	Amount of electricity that can be produced by a specific generating facility
CAA	Clean Air Act
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
A company that owns the power lines and equipment necessary to deliver purchased electricity to the end user
Energy Holdings	PSEG Energy Holdings L.L.C.
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
A private, not-for-profit organization whose primary purpose, as designated by the SEC, is to develop accounting standards for public companies in the U.S.
FERC	U.S. Federal Energy Regulatory Commission
Forward contracts
A customized, non-exchange traded contract in which the buyer is obligated to deliver a specified amount of a commodity with a predetermined price formula on a specified future date, at which time payment is due in full

GAAP	Generally Accepted Accounting Principles
Standard framework of guidelines issued by the FASB for financial accounting used in the U.S.
GHG
Greenhouse gas emissions (including carbon dioxide, methane, nitrous oxide, ozone, and chlorofluorocarbon) that trap the heat of the sun in the earth’s atmosphere, increasing the mean global surface temperature of the earth

Term Phrase/Description

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
MGP	Manufactured Gas Plant
NDT	Nuclear Decommissioning Trust
ISO-NE	New England Power Pool
An ISO comprised of an alliance of approximately 100 utility companies who manage and direct all major energy production and transmission in the New England states
NJDEP	New Jersey Department of Environmental Protection
NRC	U.S. Nuclear Regulatory Commission
NUG	Non-Utility Generation
Power produced by independent power producers, exempt wholesale generators and other companies that have been exempted from traditional utility regulation
OPEB	Other Postretirement Benefits
Benefits other than pensions payable to former employees
Outage	The period during which a generating unit, transmission line, or other facility is out of service due to scheduled (planned) or unscheduled maintenance
Peach Bottom	Peach Bottom Atomic Power Station
PJM	PJM Interconnection, L.L.C.
A regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 13 northeastern states and the District of Columbia
Power	PSEG Power LLC
Power Pool	An association of two or more interconnected electric systems having an agreement to coordinate operations and planning for improved reliability and efficiencies

Term Phrase/Description

PRP	Potentially Responsible Parties
PSE&G	Public Service Electric and Gas Company
PSEG	Public Service Enterprise Group Incorporated
Renewable Energy
Energy derived from resources that are regenerative or that cannot be depleted (i.e. moving water (hydro, tidal and wave power), thermal gradients in ocean water, biomass, geothermal energy, solar energy, and wind energy)

Regulatory Asset	Costs deferred by a regulated utility company in accordance with Accounting Standard Codification Topic 980: Regulated operations (ASC 980)
Regulatory Liability	Costs recognized by a regulated utility company in accordance with ASC 980
RGGI	Regional Greenhouse Gas Initiative

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

Salem	Salem Nuclear Generating Station
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
Services	PSEG Services Corporation
Spill Act	New Jersey Spill Compensation and Control Act
TPS	Third Party Supplier
Transmission
The high-voltage wires and networks that move electricity through states and regions in large quantities - from power plants where it is produced, to the distribution networks that deliver it to homes and businesses

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

By:	/s/ RALPH IZZO
Ralph Izzo
Chairman of the Board, President and
Chief Executive Officer
Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board, President, Chief Executive Officer and	February 26, 2014
Ralph Izzo	Director (Principal Executive Officer)

/s/ CAROLINE DORSA	Executive Vice President and Chief Financial Officer	February 26, 2014
Caroline Dorsa	(Principal Financial Officer)

/s/ DEREK M. DIRISIO	Vice President and Controller	February 26, 2014
Derek M. DiRisio	(Principal Accounting Officer)

/s/ ALBERT R. GAMPER, JR.	Director	February 26, 2014
Albert R. Gamper, Jr.

/s/ WILLIAM V. HICKEY	Director	February 26, 2014
William V. Hickey

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2014
Shirley Ann Jackson

/s/ DAVID LILLEY	Director	February 26, 2014
David Lilley

/s/ THOMAS A. RENYI	Director	February 26, 2014
Thomas A. Renyi

/s/ HAK CHEOL SHIN	Director	February 26, 2014
Hak Cheol Shin

/s/ RICHARD J. SWIFT	Director	February 26, 2014
Richard J. Swift

/s/ SUSAN TOMASKY	Director	February 26, 2014
Susan Tomasky

/s/ ALFRED W. ZOLLAR	Director	February 26, 2014
Alfred W. Zollar

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

Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2014
Ralph Izzo	Director (Principal Executive Officer)

/s/ CAROLINE DORSA	Executive Vice President and Chief Financial Officer and	February 26, 2014
Caroline Dorsa	Director (Principal Financial Officer)

/s/ DEREK M. DIRISIO	Vice President and Controller	February 26, 2014
Derek M. DiRisio	(Principal Accounting Officer)

/s/ J.A. BOUKNIGHT, JR.	Director	February 26, 2014
J.A. Bouknight, Jr.

/s/ WILLIAM LEVIS	Director	February 26, 2014
William Levis

/s/ MARGARET M. PEGO	Director	February 26, 2014
Margaret M. Pego

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

Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO	Chairman of the Board and Chief Executive Officer and	February 26, 2014
Ralph Izzo	Director (Principal Executive Officer)

/s/ CAROLINE DORSA	Executive Vice President and Chief Financial Officer	February 26, 2014
Caroline Dorsa	(Principal Financial Officer)

/s/ DEREK M. DIRISIO	Vice President and Controller	February 26, 2014
Derek M. DiRisio	(Principal Accounting Officer)

/s/ ALBERT R. GAMPER, JR.	Director	February 26, 2014
Albert R. Gamper Jr.

/s/ SHIRLEY ANN JACKSON	Director	February 26, 2014
Shirley Ann Jackson

/s/ RICHARD J. SWIFT	Director	February 26, 2014
Richard J. Swift

EXHIBIT INDEX
The following documents are filed as a part of this report:

a. PSEG:
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 21:	Subsidiaries of the Registrant
Exhibit 23:	Consent of Independent Registered Public Accounting Firm
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31a:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32a:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document
b. Power:
Exhibit 12a:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 23a:	Consent of Independent Registered Public Accounting Firm
Exhibit 31b:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31c:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32b:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32c:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document
c. PSE&G:
Exhibit 12b:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 12c:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements
Exhibit 23b:	Consent of Independent Registered Public Accounting Firm

Exhibit 31d:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31e:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32d:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32e:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document