Form 10-Q
period 2014-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2014-10-30
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2014, Public Service Enterprise Group Incorporated had outstanding 505,959,967 shares of its sole class of Common Stock, without par value.
As of October 15, 2014, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

•
adverse changes in energy industry law, policies and regulation, including market structures and a potential shift away from competitive markets toward subsidized market mechanisms, capacity market design, transmission planning and cost allocation rules, including how transmission projects are planned and who is permitted to build transmission in the future, and reliability standards,

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$2,641	$2,554	$8,113	$7,650
OPERATING EXPENSES
Energy Costs	863	801	3,008	2,711
Operation and Maintenance	714	713	2,370	2,069
Depreciation and Amortization	318	313	919	886
Taxes Other Than Income Taxes	—	15	—	50
Total Operating Expenses	1,895	1,842	6,297	5,716
OPERATING INCOME	746	712	1,816	1,934
Income from Equity Method Investments	3	4	10	9
Other Income	75	59	185	172
Other Deductions	(9)	(12)	(31)	(54)
Other-Than-Temporary Impairments	(10)	(3)	(14)	(7)
Interest Expense	(100)	(100)	(291)	(303)
INCOME BEFORE INCOME TAXES	705	660	1,675	1,751
Income Tax Expense	(261)	(270)	(633)	(708)
NET INCOME	$444	$390	$1,042	$1,043
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,862	505,858	505,937	505,900
DILUTED	507,422	507,694	507,402	507,433
NET INCOME PER SHARE:
BASIC	$0.88	$0.77	$2.06	$2.06
DILUTED	$0.87	$0.77	$2.05	$2.06
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.37	$0.36	$1.11	$1.08

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$444	$390	$1,042	$1,043
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $33, $(16), $21 and $(27) for the three and nine months ended 2014 and 2013, respectively	(30)	16	(17)	27
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $1, $(3) and $4 for the three and nine months ended 2014 and 2013, respectively	1	(1)	4	(5)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(2), $(6), $(5) and $(20) for the three and nine months ended 2014 and 2013, respectively	3	9	9	28
Other Comprehensive Income (Loss), net of tax	(26)	24	(4)	50
COMPREHENSIVE INCOME	$418	$414	$1,038	$1,093

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$703	$493
Accounts Receivable, net of allowances of $55 and $56 in 2014 and 2013, respectively	1,267	1,203
Tax Receivable	14	109
Unbilled Revenues	228	300
Fuel	530	545
Materials and Supplies, net	495	479
Prepayments	175	89
Derivative Contracts	71	98
Deferred Income Taxes	128	24
Regulatory Assets	211	243
Other	24	31
Total Current Assets	3,846	3,614
PROPERTY, PLANT AND EQUIPMENT	31,328	29,713
Less: Accumulated Depreciation and Amortization	(8,492)	(8,068)
Net Property, Plant and Equipment	22,836	21,645
NONCURRENT ASSETS
Regulatory Assets	2,569	2,612
Regulatory Assets of Variable Interest Entities (VIEs)	270	476
Long-Term Investments	1,309	1,313
Nuclear Decommissioning Trust (NDT) Fund	1,739	1,701
Long-Term Receivable of VIE	401	—
Other Special Funds	675	613
Goodwill	16	16
Other Intangibles	102	33
Derivative Contracts	29	163
Restricted Cash of VIEs	24	24
Other	331	312
Total Noncurrent Assets	7,465	7,263
TOTAL ASSETS	$34,147	$32,522

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$316	$544
Securitization Debt of VIEs Due Within One Year	258	237
Commercial Paper and Loans	—	60
Accounts Payable	1,111	1,222
Derivative Contracts	109	76
Accrued Interest	117	95
Accrued Taxes	168	37
Clean Energy Program	185	142
Obligation to Return Cash Collateral	120	119
Regulatory Liabilities	271	43
Other	481	488
Total Current Liabilities	3,136	3,063
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,298	7,107
Regulatory Liabilities	141	233
Regulatory Liabilities of VIEs	12	11
Asset Retirement Obligations	704	677
Other Postretirement Benefit (OPEB) Costs	1,073	1,095
OPEB Costs of Servco	321	—
Accrued Pension Costs	121	121
Accrued Pension Costs of Servco	78	—
Environmental Costs	438	414
Derivative Contracts	37	31
Long-Term Accrued Taxes	183	180
Other	132	119
Total Noncurrent Liabilities	10,538	9,988
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	8,321	7,587
Securitization Debt of VIEs	68	259
Project Level, Non-Recourse Debt	—	16
Total Long-Term Debt	8,389	7,862
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2014 and 2013—533,556,660 shares	4,873	4,861
Treasury Stock, at cost, 2014— 27,674,968 shares; 2013— 27,699,398 shares	(629)	(615)
Retained Earnings	7,938	7,457
Accumulated Other Comprehensive Loss	(99)	(95)
Total Common Stockholders’ Equity	12,083	11,608
Noncontrolling Interest	1	1
Total Stockholders’ Equity	12,084	11,609
Total Capitalization	20,473	19,471
TOTAL LIABILITIES AND CAPITALIZATION	$34,147	$32,522

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,042	$1,043
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	919	886
Amortization of Nuclear Fuel	151	145
Provision for Deferred Income Taxes (Other than Leases) and ITC	103	242
Non-Cash Employee Benefit Plan Costs	36	182
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(30)	(7)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	237	3
Change in Accrued Storm Costs	(3)	(87)
Net Change in Other Regulatory Assets and Liabilities	276	134
Cost of Removal	(68)	(66)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(99)	(76)
Net Change in Margin Deposit	(173)	17
Net Change in Certain Current Assets and Liabilities	119	158
Employee Benefit Plan Funding and Related Payments	(76)	(210)
Other	102	71
Net Cash Provided By (Used In) Operating Activities	2,536	2,435
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,922)	(2,102)
Proceeds from Sales of Investments	11	42
Proceeds from Sales of Available-for-Sale Securities	1,224	914
Investments in Available-for-Sale Securities	(1,241)	(922)
Other	(60)	(20)
Net Cash Provided By (Used In) Investing Activities	(1,988)	(2,088)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(60)	(263)
Issuance of Long-Term Debt	1,000	1,500
Redemption of Long-Term Debt	(500)	(750)
Redemption of Securitization Debt	(170)	(162)
Cash Dividends Paid on Common Stock	(561)	(546)
Other	(47)	(57)
Net Cash Provided By (Used In) Financing Activities	(338)	(278)
Net Increase (Decrease) in Cash and Cash Equivalents	210	69
Cash and Cash Equivalents at Beginning of Period	493	379
Cash and Cash Equivalents at End of Period	$703	$448
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$284	$222
Interest Paid, Net of Amounts Capitalized	$269	$274
Accrued Property, Plant and Equipment Expenditures	$286	$258

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$1,138	$1,174	$3,824	$3,818
OPERATING EXPENSES
Energy Costs	472	430	2,036	1,785
Operation and Maintenance	242	305	871	868
Depreciation and Amortization	71	69	215	202
Total Operating Expenses	785	804	3,122	2,855
OPERATING INCOME	353	370	702	963
Income from Equity Method Investments	4	4	11	12
Other Income	56	45	135	127
Other Deductions	(6)	(11)	(25)	(49)
Other-Than-Temporary Impairments	(10)	(3)	(14)	(7)
Interest Expense	(31)	(26)	(92)	(85)
INCOME BEFORE INCOME TAXES	366	379	717	961
Income Tax Expense	(144)	(153)	(277)	(384)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$222	$226	$440	$577

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$222	$226	$440	$577
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $34, $(18), $23 and $(29) for the three and nine months ended 2014 and 2013, respectively	(30)	17	(19)	30
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $1, $(2) and $4 for the three and nine months ended 2014 and 2013, respectively	1	(1)	4	(6)
Pension/OPEB adjustment, net of tax (expense) benefit of $(1), $(6), $(4) and $(17) for the three and nine months ended 2014 and 2013, respectively	2	8	7	25
Other Comprehensive Income (Loss), net of tax	(27)	24	(8)	49
COMPREHENSIVE INCOME	$195	$250	$432	$626

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12	$6
Accounts Receivable	385	338
Accounts Receivable—Affiliated Companies, net	52	333
Short-Term Loan to Affiliate	623	790
Fuel	530	545
Materials and Supplies, net	360	362
Derivative Contracts	50	57
Prepayments	20	13
Deferred Income Taxes	97	30
Other	1	2
Total Current Assets	2,130	2,476
PROPERTY, PLANT AND EQUIPMENT	10,613	10,278
Less: Accumulated Depreciation and Amortization	(3,229)	(2,911)
Net Property, Plant and Equipment	7,384	7,367
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,739	1,701
Long-Term Investments	122	123
Goodwill	16	16
Other Intangibles	102	33
Other Special Funds	159	139
Derivative Contracts	11	72
Other	87	75
Total Noncurrent Assets	2,236	2,159
TOTAL ASSETS	$11,750	$12,002

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$44
Accounts Payable	435	516
Derivative Contracts	109	76
Accrued Interest	43	28
Other	160	136
Total Current Liabilities	747	800
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	2,092	2,031
Asset Retirement Obligations	415	400
Other Postretirement Benefit (OPEB) Costs	215	206
Derivative Contracts	37	31
Accrued Pension Costs	35	35
Long-Term Accrued Taxes	57	53
Other	94	91
Total Noncurrent Liabilities	2,945	2,847
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,543	2,497
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,358	4,693
Accumulated Other Comprehensive Loss	(71)	(63)
Total Member’s Equity	5,515	5,858
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,750	$12,002

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$440	$577
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	215	202
Amortization of Nuclear Fuel	151	145
Provision for Deferred Income Taxes and ITC	5	96
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	237	3
Non-Cash Employee Benefit Plan Costs	10	50
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(99)	(76)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	17	(38)
Margin Deposit	(173)	17
Accounts Receivable	49	68
Accounts Payable	(135)	(70)
Accounts Receivable/Payable—Affiliated Companies, net	299	329
Other Current Assets and Liabilities	28	21
Employee Benefit Plan Funding and Related Payments	(5)	(45)
Other	71	35
Net Cash Provided By (Used In) Operating Activities	1,110	1,314
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(414)	(458)
Proceeds from Sales of Available-for-Sale Securities	882	849
Investments in Available-for-Sale Securities	(898)	(864)
Short-Term Loan—Affiliated Company, net	167	157
Other	(63)	(13)
Net Cash Provided By (Used In) Investing Activities	(326)	(329)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Long-Term Debt	—	(300)
Cash Dividend Paid	(775)	(705)
Contributed Capital	—	24
Other	(3)	(2)
Net Cash Provided By (Used In) Financing Activities	(778)	(983)
Net Increase (Decrease) in Cash and Cash Equivalents	6	2
Cash and Cash Equivalents at Beginning of Period	6	7
Cash and Cash Equivalents at End of Period	$12	$9
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$87	$107
Interest Paid, Net of Amounts Capitalized	$78	$72
Accrued Property, Plant and Equipment Expenditures	$66	$64

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$1,655	$1,666	$5,235	$5,084
OPERATING EXPENSES
Energy Costs	668	661	2,278	2,208
Operation and Maintenance	366	408	1,190	1,204
Depreciation and Amortization	238	236	682	658
Taxes Other Than Income Taxes	—	15	—	50
Total Operating Expenses	1,272	1,320	4,150	4,120
OPERATING INCOME	383	346	1,085	964
Other Income	16	13	44	41
Other Deductions	(2)	(1)	(3)	(3)
Interest Expense	(71)	(75)	(206)	(223)
INCOME BEFORE INCOME TAXES	326	283	920	779
Income Tax Expense	(126)	(115)	(355)	(311)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$200	$168	$565	$468

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$200	$168	$565	$468
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0, $0, $0 and $1 for the three and nine months ended 2014 and 2013, respectively	1	—	1	(1)
COMPREHENSIVE INCOME	$201	$168	$566	$467

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$305	$18
Accounts Receivable, net of allowances of $55 and $56 in 2014 and 2013, respectively	836	832
Unbilled Revenues	228	300
Materials and Supplies	130	115
Prepayments	116	24
Regulatory Assets	211	243
Derivative Contracts	5	25
Deferred Income Taxes	20	16
Other	20	12
Total Current Assets	1,871	1,585
PROPERTY, PLANT AND EQUIPMENT	20,347	19,071
Less: Accumulated Depreciation and Amortization	(5,057)	(4,964)
Net Property, Plant and Equipment	15,290	14,107
NONCURRENT ASSETS
Regulatory Assets	2,569	2,612
Regulatory Assets of VIEs	270	476
Long-Term Investments	349	361
Other Special Funds	385	354
Derivative Contracts	8	69
Restricted Cash of VIEs	24	24
Other	151	132
Total Noncurrent Assets	3,756	4,028
TOTAL ASSETS	$20,917	$19,720

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$300	$500
Securitization Debt of VIEs Due Within One Year	258	237
Commercial Paper and Loans	—	60
Accounts Payable	520	535
Accounts Payable—Affiliated Companies, net	99	190
Accrued Interest	73	67
Clean Energy Program	185	142
Deferred Income Taxes	—	30
Obligation to Return Cash Collateral	120	119
Regulatory Liabilities	271	43
Other	296	314
Total Current Liabilities	2,122	2,237
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,538	4,406
Other Postretirement Benefit (OPEB) Costs	807	839
Accrued Pension Costs	26	27
Regulatory Liabilities	141	233
Regulatory Liabilities of VIEs	12	11
Environmental Costs	386	363
Asset Retirement Obligations	286	274
Long-Term Accrued Taxes	78	72
Other	63	47
Total Noncurrent Liabilities	6,337	6,272
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	5,763	5,066
Securitization Debt of VIEs	68	259
Total Long-Term Debt	5,831	5,325
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2014 and 2013—132,450,344 shares	892	892
Contributed Capital	695	520
Basis Adjustment	986	986
Retained Earnings	4,052	3,487
Accumulated Other Comprehensive Income	2	1
Total Stockholder’s Equity	6,627	5,886
Total Capitalization	12,458	11,211
TOTAL LIABILITIES AND CAPITALIZATION	$20,917	$19,720

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$565	$468
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	682	658
Provision for Deferred Income Taxes and ITC	93	153
Non-Cash Employee Benefit Plan Costs	21	117
Cost of Removal	(68)	(66)
Change in Accrued Storm Costs	(3)	(87)
Net Change in Other Regulatory Assets and Liabilities	276	134
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	71	48
Materials and Supplies	(15)	(4)
Prepayments	(92)	(109)
Accounts Payable	(3)	3
Accounts Receivable/Payable—Affiliated Companies, net	(113)	(171)
Other Current Assets and Liabilities	(6)	29
Employee Benefit Plan Funding and Related Payments	(67)	(147)
Other	2	23
Net Cash Provided By (Used In) Operating Activities	1,343	1,049
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,493)	(1,628)
Proceeds from Sales of Available-for-Sale Securities	98	35
Investments in Available-for-Sale Securities	(96)	(16)
Solar Loan Investments	2	(11)
Restricted Funds	(1)	—
Net Cash Provided By (Used In) Investing Activities	(1,490)	(1,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(60)	(263)
Issuance of Long-Term Debt	1,000	1,500
Redemption of Long-Term Debt	(500)	(450)
Redemption of Securitization Debt	(170)	(162)
Contributed Capital	175	100
Other	(11)	(17)
Net Cash Provided By (Used In) Financing Activities	434	708
Net Increase (Decrease) In Cash and Cash Equivalents	287	137
Cash and Cash Equivalents at Beginning of Period	18	116
Cash and Cash Equivalents at End of Period	$305	$253
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$174	$174
Interest Paid, Net of Amounts Capitalized	$188	$199
Accrued Property, Plant and Equipment Expenditures	$238	$200

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
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
On December 31, 2013, Energy Holdings distributed the outstanding equity of its 50% interest in a partnership that owns and operates a generation facility in Hawaii and its wholly owned interest in PSEG Solar Source LLC to PSEG. PSEG in turn contributed this distribution to Power as an additional equity investment. This transaction was accounted for as a non-cash transfer of equity interest between entities under common control with prior period financial statements for Power retrospectively adjusted to include the earnings related to the transfer. As a result, Power’s Operating Revenues increased $5 million and $12 million for the three months and nine months ended September 30, 2013, respectively, and Power's Net Income increased $5 million and $15 million for the three months and nine months ended September 30, 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
The standard was effective for fiscal years and interim periods beginning after December 15, 2013. The impact of adopting this standard was immaterial.
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
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
The amendments in this standard provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that its financial statements are issued.
The update is effective for annual and interim reporting periods beginning after December 15, 2016.
The update requires that we identify, assess and evaluate uncertainties and their impact, if any, on our ability to meet financial obligations. However, we do not expect this standard to impact our financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of September 30, 2014 and December 31, 2013. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first nine months of 2014 or in 2013. PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 4. Rate Filings
The following information discusses significant updates regarding orders and pending rate filings. This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2013.
Significant regulatory orders received by PSE&G in 2014 are as follows:

•
Storm Damage Deferral—In September 2014, the BPU approved a Stipulation of Settlement finding that PSE&G's 2010 through 2012 major storm incremental O&M costs of $240 million (deferred as Regulatory Assets) and capital expenditures of $126 million were prudent and recoverable in a future base rate proceeding, subject to offset for the amount of insurance proceeds received.

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

In September 2014, the BPU provisionally approved PSE&G’s filing with respect to excess revenues collected during the colder than normal 2013-2014 Winter Period. Effective October 1, 2014, PSE&G will return $45 million in revenues to its customers during the 2014-2015 Winter Period as a result of excess revenues collected during the colder than normal 2013-2014 Winter Period (October 1, 2014 through May 31, 2015).

•
Basic Gas Supply Service (BGSS)—In January and February 2014, PSE&G filed self-implementing one-month BGSS residential customer bill credits with the BPU for 25 cents per therm for the months of February and March 2014. These credits provided approximately $93 million in total credits to residential customers, reducing the BGSS deferred balance. On April 1, 2014, the BGSS rate reverted back to the current rate.

In May 2014, PSE&G made its annual BGSS filing with the BPU requesting a reduction of $112 million in annual BGSS revenues. In September 2014, the BPU approved a Stipulation in this matter on a provisional basis and the BGSS rate was reduced from approximately 54 cents to 45 cents per therm effective October 1, 2014.
In October 2014, PSE&G filed a self-implementing three-month bill credit for residential customers to be effective during November and December 2014 and January 2015. This credit will be 28 cents per therm for the three-month period and is estimated to provide approximately $160 million to customers. The specific amount returned will depend on actual usage over that period.

•
Universal Service Fund (USF)/Lifeline—In September 2014, the BPU approved rates set to recover costs incurred under the USF/Lifeline energy assistance programs effective October 1, 2014. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on Net Income.

•
Capital Stimulus Infrastructure Programs (CIP II)—In June 2014, the BPU approved PSE&G’s petition to recover annual revenue requirements of approximately $28 million for program costs incurred for its CIP II investments through September 30, 2013, which represents the final phase of the program. Base rates were adjusted effective July 1, 2014 to reflect the recovery.

•
SBC and Non-Utility Generation Charge (NGC)—In May 2014, the BPU approved PSE&G’s petition to recover actual SBC and NGC costs incurred through December 31, 2013 under its Energy Efficiency & Renewable Energy Programs, Social Programs and NGC. New rates were implemented on June 1, 2014 to recover approximately $400 million over the succeeding 12 months.

Significant pending rate filings are as follows:

•
Transmission Formula Rate Filings—In May 2014, PSE&G filed its 2014 True-Up Adjustment pertaining to its formula rates in effect for 2013, which resulted in an adjustment of $5 million above the 2013 filed revenues. In accordance with PSE&G’s formula rate protocols, this Rate Year 2013 True-Up Adjustment has been incorporated into its Annual Formula Rate Update for the 2015 Rate Year. The 2015 Annual Formula Rate Update was filed with the FERC in October 2014 and provides for approximately $182 million in increased annual transmission revenues effective January 1, 2015.

•
Energy Strong Recovery Filing—On September 30, 2014, PSE&G filed its initial Energy Strong cost recovery petition, seeking BPU approval to recover in base rates an estimated annual revenue increase of $1.6 million effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

March 1, 2015. This increase represents capitalized Energy Strong electric investment costs expected to be in service through November 30, 2014. This request will be updated in December 2014 for actual costs.

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

Credit Risk Profile Based on Payment Activity
	As of	As of
Consumer Loans	September 30, 2014	December 31, 2013
	Millions
Commercial/Industrial	$187	$192
Residential	14	15
Total	$201	$207

Energy Holdings
Energy Holdings, through several of its indirect subsidiary companies, has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables on its investments over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2014 and December 31, 2013, respectively.

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Lease Receivables (net of Non-Recourse Debt)	$698	$701
Estimated Residual Value of Leased Assets	529	529
Unearned and Deferred Income	(393)	(405)
Gross Investment in Leases	834	825
Deferred Tax Liabilities	(705)	(727)
Net Investment in Leases	$129	$98

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. "Not Rated" counterparties represent investments in lease receivables related to commercial real estate properties.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating (Standard & Poor's (S&P))	As of
As of September 30, 2014	September 30, 2014
Millions
AA	$18
AA-	56
BBB+ - BBB-	316
BB-	134
B	165
Not Rated	9
Total	$698

The “BB-” and the "B" ratings in the preceding table represent lease receivables related to coal-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2014, the gross investment in the leases of such assets, net of non-recourse debt, was $563 million ($13 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counter-parties’ S&P Credit Ratings	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$117	17%	1,711	Coal	B	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$118	17%	1,711	Coal	B	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$110	100%	603	Coal	B	GenOn REMA, LLC

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
Although all lease payments are current, no assurances can be given that future payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges from the process of generating electricity, market prices for fuel, electricity and capacity, overall financial condition of lease counterparties and the quality and condition of assets under lease.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund.

	As of September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$652	$240	$(9)	$883
Debt Securities
Government Obligations	471	5	(4)	472
Other Debt Securities	344	12	(2)	354
Total Debt Securities	815	17	(6)	826
Other Securities	30	—	—	30
Total NDT Available-for-Sale Securities	$1,497	$257	$(15)	$1,739

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$609	$290	$(2)	$897
Debt Securities
Government Obligations	438	3	(12)	429
Other Debt Securities	285	10	(4)	291
Total Debt Securities	723	13	(16)	720
Other Securities	84	—	—	84
Total NDT Available-for-Sale Securities	$1,416	$303	$(18)	$1,701

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Accounts Receivable	$41	$39
Accounts Payable	$35	$36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2014				As of December 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$116	$(9)	$1	$—	$30	$(2)	$2	$—
Debt Securities
Government Obligations (B)	148	(2)	68	(2)	300	(11)	1	(1)
Other Debt Securities (C)	101	(1)	32	(1)	107	(4)	3	—
Total Debt Securities	249	(3)	100	(3)	407	(15)	4	(1)
NDT Available-for-Sale Securities	$365	$(12)	$101	$(3)	$437	$(17)	$6	$(1)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2014.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2014.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2014.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Millions
Proceeds from NDT Fund Sales (A)	$221	$220	$779	$837
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	45	35	101	95
Gross Realized Losses	(3)	(9)	(12)	(34)
Net Realized Gains (Losses) on NDT Fund	$42	$26	$89	$61

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $121 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of September 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The NDT available-for-sale debt securities held as of September 30, 2014 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$20
1 - 5 years	239
6 - 10 years	217
11 - 15 years	62
16 - 20 years	42
Over 20 years	246
Total NDT Available-for-Sale Debt Securities	$826

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2014, other-than-temporary impairments of $14 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$10	$—	$22
Debt Securities
Government Obligations	88	1	—	89
Other Debt Securities	75	1	—	76
Total Debt Securities	163	2	—	165
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$176	$12	$—	$188

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$14	$9	$—	$23
Debt Securities
Government Obligations	109	—	(2)	107
Other Debt Securities	46	1	(1)	46
Total Debt Securities	155	1	(3)	153
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$172	$10	$(3)	$179

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Accounts Receivable	$2	$1
Accounts Payable	$1	$2

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of September 30, 2014				As of December 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	26	—	—	—	47	(2)	2	—
Other Debt Securities (C)	25	—	—	—	18	(1)	1	—
Total Debt Securities	51	—	—	—	65	(3)	3	—
Rabbi Trust Available-for-Sale Securities	$51	$—	$—	$—	$65	$(3)	$3	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of September 30, 2014.

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2014.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Millions
Proceeds from Rabbi Trust Sales (A)	$419	$13	$445	$77
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$—	$4	$4
Gross Realized Losses	(2)	—	(3)	(3)
Net Realized Gains (Losses) on Rabbi Trust	$—	$—	$1	$1

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in the Condensed Consolidated Statements of Operations. Net unrealized gains of $7 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of September 30, 2014. The Rabbi Trust available-for-sale debt securities held as of September 30, 2014 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	51
6 - 10 years	28
11 - 15 years	7
16 - 20 years	7
Over 20 years	72
Total Rabbi Trust Available-for-Sale Debt Securities	$165

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The fair value of assets in the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Power	$44	$39
PSE&G	40	42
Other	104	98
Total Rabbi Trust Available-for-Sale Securities	$188	$179

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
Pension and OPEB costs for PSEG, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$26	$29	$5	$6	$78	$87	$14	$16
Interest Cost	58	54	18	15	176	161	52	47
Expected Return on Plan Assets	(99)	(87)	(7)	(6)	(299)	(261)	(20)	(16)
Amortization of Net
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)	(14)	(14)	(11)	(11)
Actuarial Loss	14	47	6	11	42	141	18	32
Total Benefit Costs	$(6)	$38	$18	$22	$(17)	$114	$53	$68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Millions
Power	$(2)	$11	$5	$6	$(5)	$33	$15	$17
PSE&G	(4)	23	12	16	(14)	68	35	49
Other	—	4	1	—	2	13	3	2
Total Benefit Costs	$(6)	$38	$18	$22	$(17)	$114	$53	$68

PSEG does not anticipate making any significant contributions into its pension plan during 2014. However, during the three months ended March 31, 2014, PSEG contributed its entire planned contribution for the year 2014 of $14 million into its postretirement healthcare plan.

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. The pension-related revenues and costs for the three months and nine months ended September 30, 2014 were $21 million and $67 million, respectively. Servco has contributed its entire planned contribution amount to its pension plan trusts during 2014. There were no OPEB-related revenues earned or costs incurred for the three months and nine months ended September 30, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
The face value of Power's outstanding guarantees, current exposure and margin positions as of September 30, 2014 and December 31, 2013 are shown as follows:

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Face Value of Outstanding Guarantees	$1,719	$1,639
Exposure under Current Guarantees	$222	$246
Letters of Credit Margin Posted	$138	$132
Letters of Credit Margin Received	$17	$25
Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(25)	$—
Net Broker Balance Deposited (Received)	$278	$80
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$851	$691
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,516	$3,522
Additional Amounts Posted:
Other Letters of Credit	$45	$45

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)
In 2002, the U.S. Environmental Protection Agency (EPA) determined that a 17-mile stretch of the lower Passaic River from Newark to Clifton, New Jersey is a “Super Fund” site under CERCLA. This designation allows the EPA to clean up such sites and to compel responsible parties to perform cleanups or reimburse the government for cleanups led by the EPA.
The EPA further determined that there was a need to perform a comprehensive study of the entire 17-miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
In early 2007, 73 Potentially Responsible Parties (PRPs), including Power and PSE&G, formed a Cooperating Parties Group (CPG) and agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) of the 17 miles of the lower Passaic River At such time, the CPG also agreed to allocate the associated costs of the RI/FS among the members of the CPG on the basis of a mutually agreed upon formula. For the purpose of this allocation, approximately seven percent of the RI/FS costs were deemed attributable to PSE&G’s former MGP sites and approximately one percent was attributed to Power’s generating stations. These allocations are not binding on PSE&G or Power in terms of their respective shares of the costs that will be ultimately required to remediate the 17 miles of the lower Passaic River. Power has provided notice to insurers concerning this potential claim.
The CPG, which consisted of 61 members as of September 30, 2014, continues to conduct the RI/FS and is expected to be completed by the first quarter of 2015 at an estimated cost of approximately $136 million. Of the estimated $136 million, as of August 31, 2014, the CPG Group had spent approximately $124 million, of which PSEG's total share had been approximately $9 million.
In June 2008, the EPA and Tierra Solutions, Inc. (Tierra) and Maxus Energy Corporation (Maxus) entered into an early action agreement whereby Tierra and Maxus agreed to remove a portion of the heavily dioxin-contaminated sediment located in the lower Passaic River. The portion of the Passaic River identified in this agreement was located immediately adjacent to Tierra/Maxus’ predecessor company’s (Diamond Shamrock) facility. Pursuant to the agreement between the EPA, Tierra and Maxus, the estimated cost for the work to remove the sediment in this location was $80 million. Phase I of the removal work has been completed. Pursuant to this agreement, Tierra/Maxus have reserved their rights to seek contribution for these removal costs from the other PRPs, including Power and PSE&G. This agreement and the work undertaken pursuant to the action agreement has no impact on the ultimate remedy that the EPA will select for the remediation of the 17 mile stretch of the lower Passaic River.
In 2012, Tierra and Maxus withdrew from the CPG and refused to participate as members going forward, other than in respect of their obligation to fund the EPA’s portion of its RI/FS oversight costs. At such time, the remaining members of the CPG, in agreement with the EPA, commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. PSEG’s share of the cost of that effort is approximately three percent. The remaining CPG members have reserved their rights to seek reimbursement from Tierra/Maxus for the costs of the River Mile 10.9 removal.
On April 11, 2014, the EPA released its revised “Focused Feasibility Study” (FFS) which contemplates the removal of 4.3 million cubic yards of sediment from the bottom of the lower eight miles of the 17 mile stretch of the Passaic River that had originally been designated as a Super Fund site. The FFS sets forth various alternatives for remediating this portion of the Passaic River. The EPA’s estimated costs to remediate the lower eight miles of the Passaic River range from $365 million for a targeted remedy to $3.25 billion for a deep dredge of this portion of the Passaic River. The EPA also identified in the FFS its preferred alternative, which would involve dredging the river bank to bank and installing an engineered cap. The estimated cost in the FFS for its preferred alternative is $1.7 billion. No provisional cost allocation has been made by the CPG for the work contemplated by the draft FFS, and the work contemplated by the FFS is not subject to the CPG’s cost sharing allocation agreed to in connection with the removal work for River Mile 10.9 or in connection with the conduct of the RI/FS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The draft FFS was subject to a public comment period, and remains subject to the EPA’s response to comments submitted, a design phase and at least an estimated five years for completion of the work. The public comment period on the draft FFS closed on August 21, 2014. Over 300 comments were submitted by a variety of entities potentially impacted by the FFS, including the CPG, individual companies, municipalities, public officials, citizens groups, Amtrak, NJ Transit and others. The EPA will consider the comments received prior to issuing a Record of Decision (ROD) of a selected remedy for the lower eight miles. The EPA has broad authority to implement its selected remedy through the ROD and PSEG cannot at this time predict how the implementation of the ROD might impact Power's and PSE&G's ultimate liability.
Based on the facts and circumstance known at this time, and calculated in reference to the EPA estimate set forth in the FFS for its preferred remedy, Power and PSE&G believe that their respective shares of the costs to clean up the Passaic River will be immaterial. However, until (i) the RI/FS is completed, (ii) a final remedy is determined by the EPA or through litigation, (iii) Power and PSE&G’s respective share of the costs, both in the aggregate as well as individually, are determined, and (iv) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on our financial statements.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $452 million and $524 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $452 million as of September 30, 2014. Of this amount, $75 million was recorded in Other Current Liabilities and $377 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $452 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Hazardous Air Pollutants Regulation
In accordance with a ruling of the U.S. Court of Appeals of the District of Columbia (D.C. Court), the EPA published a Maximum Achievable Control Technology (MACT) regulation in February 2012. These Mercury Air Toxics Standards (MATS) are scheduled to go into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the CAA. In February 2012, members of the electric generating industry filed a petition challenging the existing source National Emission Standard for Hazardous Air Pollutants (NESHAP), new source NESHAP and the New Source Performance Standard (NSPS). In March 2012, PSEG filed a motion to intervene with the D.C. Court in support of the EPA's implementation of MATS. In April 2014, the D.C. Court denied all petitions for review of the existing source NESHAP. Several parties, including 21 states, have filed petitions for review with the U.S. Supreme Court.
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
In October 2013, the Delaware Riverkeeper Network and several other environmental groups filed a lawsuit in the Superior Court in New Jersey seeking to compel the NJDEP to take action on Power's pending application for permit renewal at Salem

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

either by denying the application or issuing a draft for public comments. At the NJDEP's request, the case was transferred to the Appellate Division in December 2013. Power is unable to predict the outcome of this proceeding.
On May 19, 2014, the EPA issued a final rule that establishes new requirements for the regulation of cooling water intake structures at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day. On August 15, 2014, the EPA established October 14, 2014 as the effective date for each state to implement the provisions of the rule going forward when considering the renewal of permits for existing facilities on a case by case basis. On September 5, 2014, several environmental non-governmental groups and certain energy industry groups filed motions to litigate the provisions of the rule. This case is pending at the U.S. Fourth Circuit Court of Appeals. Power is unable to determine the ultimate impact of these actions on the implementation of the rule.
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
PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2011	2012	2013	2014
36-Month Terms Ending	May 2014	May 2015	May 2016	May 2017	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per kWh	0.09430	0.08388	0.09218	0.09739

(A)	Prices set for the 2014 BGS auction year became effective on June 1, 2014 when the 2011 BGS auction agreements expired.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

enrichment and fabrication requirements through 2017 and a significant portion through 2018 at Salem, Hope Creek and Peach Bottom.
Power has various long-term fuel purchase commitments for coal through 2018 to support its fossil generation stations and for firm transportation and storage capacity for natural gas.
Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.
As of September 30, 2014, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2018
Millions
Nuclear Fuel
Uranium	$450
Enrichment	$369
Fabrication	$174
Natural Gas	$877
Coal	$367

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
On September 2, 2014, the FERC Staff verbally informed PSEG that they have initiated a preliminary, non-public staff investigation into the matter. This investigation could result in the FERC seeking disgorgement of any over-collected amounts, civil penalties and non-financial remedies. It is not possible at this time to reasonably estimate the ultimate impact or predict any resulting penalties, other costs associated with this matter, or the applicability of mitigating factors. It is possible that Power will incur additional losses, and that such losses may be material, but PSEG cannot at the current time estimate the amount or range of any additional losses.
New Jersey Clean Energy Program
In June 2014, the BPU established the funding level for fiscal year 2015 applicable to its Renewable Energy and Energy Efficiency programs. The fiscal year 2015 aggregate funding for all EDCs is $345 million with PSE&G's share of the funding at $200 million. PSE&G has a current liability of $185 million as of September 30, 2014 for its outstanding share of the fiscal year 2015 and remaining fiscal year 2014 funding. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Power incurred an additional $4 million and $23 million for the three months and nine months ended September 30, 2014, primarily for repairs at certain generating stations in Power's fossil fleet.
PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. As previously reported, PSEG is seeking recovery from its insurers for the property damage resulting from Superstorm Sandy, above its self-insured retentions; however, no assurances can be given relative to the timing or amount of such recovery. In June 2013, PSEG, Power and PSE&G filed suit in New Jersey state court against its insurance carriers seeking an interpretation that the insurance policies cover their losses resulting from damage caused by Superstorm Sandy's storm surge. In that lawsuit, PSEG stated that its estimate of the total costs related to damaged facilities was approximately $426 million. Of these costs, $364 million and $62 million related to Power and PSE&G, respectively. In August 2013, the insurance carriers filed an answer in which they denied most of the allegations made in the Complaint. In April 2014, PSEG notified the insurance carriers of a revised estimate of $579 million for total costs related to damaged facilities, of which $484 million and $95 million related to Power and PSE&G, respectively. Discovery in the case has been completed. On October 7, 2014, both parties filed cross-motions for summary judgment. We cannot predict the outcome of this proceeding.
Note 9. Changes in Capitalization
The following capital transactions occurred in the nine months ended September 30, 2014:
Power

•	paid cash dividends of $775 million to PSEG.
PSE&G

•	issued $250 million of 1.80% Secured Medium-Term Notes, Series I due June 2019,

•	issued $250 million of 4.00% Secured Medium-Term Notes, Series I due June 2044,

•	issued $250 million of 2.00% Secured Medium-Term Notes, Series J due August 2019,

•	issued $250 million of 3.15% Secured Medium-Term Notes, Series J due August 2024,

•	paid $250 million of 0.85% Secured Medium-Term Notes at maturity,

•	paid $250 million of 5.00% Secured Medium-Term Notes at maturity,

•	paid $164 million of Transition Funding's securitization debt,

•	paid $6 million of Transition Funding II's securitization debt, and

•	received a $175 million capital contribution from PSEG.
In October 2014, Power executed an extension of the letter of credit backing $44 million of Pennsylvania Economic Development Financing Authority Variable Rate Demand Bonds. The existing letter of credit, which was scheduled to expire on November 30, 2014, has now been extended through November 30, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Commodity Prices
The availability and price of energy commodities are subject to fluctuations due to various factors, including but not limited to, weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions and transmission availability. Power uses physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. Derivative contracts that do not qualify for hedge accounting or normal purchases/normal sales treatment are marked to market with changes in fair value recorded in the Consolidated Statements of Operations. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists.
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
As of September 30, 2014 and December 31, 2013, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity were as follows:

	As of	As of
	September 30, 2014	December 31, 2013
	Millions
Fair Value of Cash Flow Hedges	$3	$(4)
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$2	$(1)

The expiration date of the longest-dated cash flow hedge at Power is in June 2015. Power’s remaining $2 million of after-tax unrealized gains on these derivatives is expected to be reclassified to earnings during the next 12 months. There was no ineffectiveness associated with qualifying hedges as of September 30, 2014.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of September 30, 2014, PSEG had interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of September 30, 2014 and December 31, 2013, the fair value of all the underlying hedges was $26 million and $38 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was less than $(1) million and $(1) million as of September 30, 2014 and December 31, 2013, respectively.
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

	As of September 30, 2014
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$4	$517	$(471)	$50	$5	$16	$71
Noncurrent Assets	—	166	(155)	11	8	10	29
Total Mark-to-Market Derivative Assets	$4	$683	$(626)	$61	$13	$26	$100
Derivative Contracts
Current Liabilities	$(1)	$(702)	$594	$(109)	$—	$—	$(109)
Noncurrent Liabilities	—	(175)	138	(37)	—	—	(37)
Total Mark-to-Market Derivative (Liabilities)	$(1)	$(877)	$732	$(146)	$—	$—	$(146)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$3	$(194)	$106	$(85)	$13	$26	$(46)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of December 31, 2013
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$323	$(266)	$57	$25	$16	$98
Noncurrent Assets	—	155	(83)	72	69	22	163
Total Mark-to-Market Derivative Assets	$—	$478	$(349)	$129	$94	$38	$261
Derivative Contracts
Current Liabilities	$(4)	$(343)	$271	$(76)	$—	$—	$(76)
Noncurrent Liabilities	—	(111)	80	(31)	—	—	(31)
Total Mark-to-Market Derivative (Liabilities)	$(4)	$(454)	$351	$(107)	$—	$—	$(107)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$(4)	$24	$2	$22	$94	$38	$154

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2014 and December 31, 2013. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, net cash collateral (received) paid of $106 million and $2 million, respectively, were netted against the corresponding net derivative contract positions. Of the $106 million as of September 30, 2014, $(12) million and $(21) million of cash collateral was netted against current assets and noncurrent assets, respectively, and $135 million and $4 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $2 million as of December 31, 2013, cash collateral of $(3) million and $5 million were netted against noncurrent assets and current liabilities, respectively.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $140 million and $91 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, Power had the contractual right of offset of $31 million and $39 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $109 million and $52 million as of September 30, 2014 and December 31, 2013, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $851 million and $691 million as of September 30, 2014 and December 31, 2013, respectively, discussed in Note 8. Commitments and Contingent Liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended September 30, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2014	2013		2014	2013		2014	2013
	Millions
PSEG
Energy-Related Contracts	$3	$1	Operating Revenues	$1	$3	Operating Revenues	$—	$(1)
Total PSEG	$3	$1		$1	$3		$—	$(1)
Power
Energy-Related Contracts	$3	$1	Operating Revenues	$1	$3	Operating Revenues	$—	$(1)
Total Power	$3	$1		$1	$3		$—	$(1)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the nine months ended September 30, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2014	2013		2014	2013		2014	2013
	Millions
PSEG
Energy-Related Contracts	$(4)	$1	Operating Revenues	$(11)	$11	Operating Revenues	$—	$(1)
Interest Rate Swaps	—	—	Interest Expense	—	(1)		—	—
Total PSEG	$(4)	$1		$(11)	$10		$—	$(1)
Power
Energy-Related Contracts	$(4)	$1	Operating Revenues	$(11)	$11	Operating Revenues	$—	$(1)
Total Power	$(4)	$1		$(11)	$11		$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2013	$(4)	$(2)
Net Loss Recognized in AOCI	(7)	(4)
Loss Reclassified into Income	12	7
Balance as of June 30, 2014	$1	$1
Gain Recognized in AOCI	3	2
Gain Reclassified into Income	(1)	(1)
Balance as of September 30, 2014	$3	$2

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months and nine months ended September 30, 2014 and 2013.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$93	$14	$(759)	$(32)
Energy-Related Contracts	Energy Costs	(12)	10	65	63
Total PSEG and Power		$81	$24	$(694)	$31

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $5 million and $4 million for the three months and $15 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following reflects the gross volume, on an absolute value basis, of derivatives as of September 30, 2014 and December 31, 2013.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of September 30, 2014
Natural Gas	Dth	341	—	277	64
Electricity	MWh	329	—	329	—
Financial Transmission Rights (FTRs)	MWh	21	—	21	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2013
Natural Gas	Dth	614	—	466	148
Electricity	MWh	243	—	243	—
FTRs	MWh	16	—	16	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—

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
As of September 30, 2014, 99% of the credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of September 30, 2014. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$89	$27	$77	2	$52	(A)
Non-Investment Grade—External Rating	1	—	1	—	—
Investment Grade—No External Rating	1	—	1	—	—
Non-Investment Grade—No External Rating	—	—	—	—	—
Total	$91	$27	$79	2	$52

(A)	Includes net exposure of $21 million with PSE&G. The remaining net exposure of $31 million is with a nonaffiliated power purchaser which is a regulated investment grade counterparty.
The net exposure listed in the preceding table, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of September 30, 2014, Power had 136 active counterparties.

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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2014, these consisted primarily of certain electric load contracts and long-term gas supply contracts.
The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2014
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$667	$—	$667	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$74	$(626)	$—	$687	$13
Interest Rate Swaps (C)	$26	$—	$—	$26	$—
NDT Fund (D)
Equity Securities	$883	$—	$876	$7	$—
Debt Securities—Govt Obligations	$472	$—	$—	$472	$—
Debt Securities—Other	$354	$—	$—	$354	$—
Other Securities	$30	$—	$30	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—Govt Obligations	$89	$—	$—	$89	$—
Debt Securities—Other	$76	$—	$—	$76	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(146)	$732	$—	$(857)	$(21)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$61	$(626)	$—	$687	$—
NDT Fund (D)
Equity Securities	$883	$—	$876	$7	$—
Debt Securities—Govt Obligations	$472	$—	$—	$472	$—
Debt Securities—Other	$354	$—	$—	$354	$—
Other Securities	$30	$—	$30	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(146)	$732	$—	$(857)	$(21)
PSE&G
Assets:
Cash Equivalents (A)	$293	$—	$293	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$13	$—	$—	$—	$13
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$19	$—	$—	$19	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$—	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2013
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$439	$—	$439	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$223	$(349)	$—	$474	$98
Interest Rate Swaps (C)	$38	$—	$—	$38	$—
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$23	$—	$23	$—	$—
Debt Securities—Govt Obligations	$107	$—	$—	$107	$—
Debt Securities—Other	$46	$—	$—	$46	$—
Other Securities	$3	$—	$—	$3	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$129	$(349)	$—	$474	$4
NDT Fund (D)
Equity Securities	$897	$—	$892	$5	$—
Debt Securities—Govt Obligations	$429	$—	$—	$429	$—
Debt Securities—Other	$291	$—	$—	$291	$—
Other Securities	$84	$—	$57	$27	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$10	$—	$—	$10	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(107)	$351	$—	$(448)	$(10)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (B)	$94	$—	$—	$—	$94
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$25	$—	$—	$25	$—
Debt Securities—Other	$11	$—	$—	$11	$—
Other Securities	$1	$—	$—	$1	$—

(A)	Represents money market mutual funds.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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

(D)
The fair value measurement table excludes cash of less than $1 million which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in an S&P 500 index fund and various fixed income securities classified as “available for sale.” These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of September 30, 2014, net cash collateral (received) paid of $106 million, was netted against the corresponding net derivative contract positions. Of the $106 million as of September 30, 2014, $(33) million of cash collateral was netted against assets, and $139 million was netted against liabilities. As of December 31, 2013, net cash collateral (received) paid of $2 million, was netted against the corresponding net derivative contract positions. Of the $2 million as of December 31, 2013, $(3) million of cash collateral was netted against assets, and $5 million was netted against liabilities.

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
For Power, in general, electric swaps are measured at fair value based on at least two pricing inputs, the underlying price of electricity at a liquid reference point and the basis difference between electricity prices at the liquid reference point and electricity prices at the respective delivery locations. To the extent the basis component is based on a single broker quote and is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

significant to the fair value of the electric swap, it is categorized as Level 3. The fair value of certain of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. For Power and PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2014 and December 31, 2013.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2014		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Load Contracts	$—	$(21)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Other	Various (A)	—	—
Total Power		$—	$(21)
PSE&G
Gas	Forward Contracts	$13	$—	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$13	$—
Total PSEG		$13	$(21)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2013		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$3	$(1)	Discounted Cash Flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	—	(8)	Discounted Cash Flow	Historic Load Variability	-5% to +10%
Other	Various (B)	1	(1)
Total Power		$4	$(10)
PSE&G
Gas	Forward Contracts	$94	$—	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$94	$—
Total PSEG		$98	$(10)

(A)	Includes gas supply positions and long-term electric capacity positions which were immaterial as of September 30, 2014.

(B)	Includes gas supply positions which were immaterial as of December 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2014 and September 30, 2013, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2014

	Three Months Ended September 30, 2014
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2014	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2014
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$(8)	$(9)	$—	$(4)	$—	$(8)
Power
Net Derivative Assets (Liabilities)	$(9)	$(8)	$—	$—	$(4)	$—	$(21)
PSE&G
Net Derivative Assets (Liabilities)	$22	$—	$(9)	$—	$—	$—	$13

	Nine Months Ended September 30, 2014
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2014	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2014
	Millions
PSEG
Net Derivative Assets (Liabilities)	$88	$(66)	$(81)	$—	$54	$(3)	$(8)
Power
Net Derivative Assets (Liabilities)	$(6)	$(66)	$—	$—	$54	$(3)	$(21)
PSE&G
Net Derivative Assets (Liabilities)	$94	$—	$(81)	$—	$—	$—	$13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2013

	Three Months Ended September 30, 2013
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2013	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(35)	$1	$(11)	$—	$(1)	$—	$(46)
Power
Net Derivative Assets (Liabilities)	$6	$1	$—	$—	$(1)	$—	$6
PSE&G
Net Derivative Assets (Liabilities)	$(41)	$—	$(11)	$—	$—	$—	$(52)

	Nine Months Ended September 30, 2013
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2013	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(31)	$(16)	$(12)	$—	$9	$4	$(46)
Power
Net Derivative Assets (Liabilities)	$9	$(16)	$—	$—	$9	$4	$6
PSE&G
Net Derivative Assets (Liabilities)	$(40)	$—	$(12)	$—	$—	$—	$(52)

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(8) million and $(66) million in Operating Income for the three months and nine months ended September 30, 2014, respectively. Of the $(8) million in Operating Income $(12) million is unrealized. Of the $(66) million in Operating Income, $(11) million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(C)
Represents $(4) million and $54 million in settlements for the three months and nine months ended September 30, 2014. Represents $(1) million and $9 million in settlements for the three months and nine months ended September 30, 2013.

(D)
There were no transfers among levels during the three months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, $(3) million, of net derivatives assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. During the nine months ended September 30, 2013, $4 million, of net derivatives assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. The transfers were recognized as of the beginning of the quarters in which the transfers first occurred, as per PSEG's policy.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $1 million and $(16) million in Operating Income for the three months and nine months ended September 30, 2013, respectively. The $1 million in Operating Income is unrealized. Of the $(16) million in Operating Income, $(7) million is unrealized.

As of September 30, 2014, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $8 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2013, PSEG carried $1.9 billion of net assets that are measured at fair value on a recurring basis, of which $46 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2014 and December 31, 2013.

	As of		As of
	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$15	$26	$24	$38
Power -Recourse Debt (B)	2,543	2,916	2,541	2,846
PSE&G (B)	6,063	6,497	5,566	5,629
Transition Funding (PSE&G) (B)	312	327	476	511
Transition Funding II (PSE&G) (B)	14	15	20	21
Energy Holdings:
Project Level, Non-Recourse Debt (C)	16	16	16	16
Total Long-Term Debt	$8,963	$9,797	$8,643	$9,061

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2014
NDT Fund Gains, Interest, Dividend and Other Income	$55	$—	$—	$55
Allowance for Funds Used During Construction	—	8	—	8
Solar Loan Interest	—	6	—	6
Other	1	2	3	6
Total Other Income	$56	$16	$3	$75
Three Months Ended September 30, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$45	$—	$—	$45
Allowance for Funds Used During Construction	—	5	—	5
Solar Loan Interest	—	7	—	7
Other	—	1	1	2
Total Other Income	$45	$13	$1	$59
Nine Months Ended September 30, 2014
NDT Fund Gains, Interest, Dividend and Other Income	$133	$—	$—	$133
Allowance for Funds Used During Construction	—	21	—	21
Solar Loan Interest	—	18	—	18
Other	2	5	6	13
Total Other Income	$135	$44	$6	$185
Nine Months Ended September 30, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$125	$—	$—	$125
Allowance for Funds Used During Construction	—	17	—	17
Solar Loan Interest	—	18	—	18
Other	2	6	4	12
Total Other Income	$127	$41	$4	$172

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Other Deductions	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2014
NDT Fund Realized Losses and Expenses	$4	$—	$—	$4
Other	2	2	1	5
Total Other Deductions	$6	$2	$1	$9
Three Months Ended September 30, 2013
NDT Fund Realized Losses and Expenses	$11	$—	$—	$11
Other	—	1	—	1
Total Other Deductions	$11	$1	$—	$12
Nine Months Ended September 30, 2014
NDT Fund Realized Losses and Expenses	$18	$—	$—	$18
Other	7	3	3	13
Total Other Deductions	$25	$3	$3	$31
Nine Months Ended September 30, 2013
NDT Fund Realized Losses and Expenses	$40	$—	$—	$40
Other	9	3	2	14
Total Other Deductions	$49	$3	$2	$54

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 13. Income Taxes
PSEG’s, Power’s and PSE&G’s effective tax rates for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
PSEG	37.0%	41.0%	37.8%	40.5%
Power	39.4%	40.5%	38.6%	40.0%
PSE&G	38.5%	40.6%	38.6%	40.0%

For the three months ended September 30, 2014, as compared to the same period in the prior year, the decrease in PSEG's and PSE&G's effective tax rates was due primarily to the audit settlement and depreciation flow-through, respectively.
For the nine months ended September 30, 2014, as compared to the same period in the prior year, the decrease in PSEG's effective tax rates was due primarily to the audit settlement.
On August 11, 2014, PSEG received notice from the Internal Revenue Service (IRS) that the audit settlement covering tax years 2007 through 2010 had been approved by the Joint Committee on Taxation. This effectively settles all issues with the IRS through 2010. On September 9, 2014, PSEG received refunds from the IRS totaling $121 million, representing the net settlement of all disputed amounts, including interest, through the tax year 2010. As a result of the settlement of this audit, PSEG recorded a $12 million reduction of tax expense in the quarter ended September 30, 2014.
PSEG’s unrecognized tax benefits decreased by $156 million in the third quarter 2014 inclusive of interest, of which $62 million was attributable to the settlement of the IRS audit tax liability and the remaining $94 million was due to the reversal of positions taken in prior periods. As a result, the December 31, 2013 balance of unrecognized tax benefits that was reasonably possible to increase or decrease within the next twelve months decreased to an immaterial amount as of September 30, 2014.
There is no material increase or decrease in the interest and penalties associated with the unrecognized tax benefits. The impact on the accumulated deferred income taxes and regulatory tax benefits is not material. The change in the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not material.
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations effective in 2014 that provide guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property, as well as rules for materials and supplies. Implementation of these regulations did not have any material impact on PSEG’s and its subsidiaries’ results of operations, financial condition or cash flows.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 was eligible for 50% bonus depreciation for tax purposes. The American Taxpayer Relief Act of 2012 further extended the 50% bonus depreciation for qualified property placed into service before January 1, 2014. In addition, long production property placed into service in 2014 is eligible for 50% bonus depreciation for tax purposes. These provisions have generated cash for PSEG through tax benefits related to the accelerated depreciation. These tax benefits otherwise would have been received over an estimated average 20 year period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2014	$1	$(232)	$158	$(73)
Other Comprehensive Income before Reclassifications	2	—	(15)	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	3	(15)	(13)
Net Current Period Other Comprehensive Income (Loss)	1	3	(30)	(26)
Balance as of September 30, 2014	$2	$(229)	$128	$(99)

	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2013	$3	$(466)	$101	$(362)
Other Comprehensive Income before Reclassifications	1	—	27	28
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	9	(11)	(4)
Net Current Period Other Comprehensive Income (Loss)	(1)	9	16	24
Balance as of September 30, 2013	$2	$(457)	$117	$(338)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2013	$(2)	$(238)	$145	$(95)
Other Comprehensive Income before Reclassifications	(2)	—	19	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	6	9	(36)	(21)
Net Current Period Other Comprehensive Income (Loss)	4	9	(17)	(4)
Balance as of September 30, 2014	$2	$(229)	$128	$(99)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2012	$7	$(485)	$90	$(388)
Other Comprehensive Income before Reclassifications	1	—	53	54
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(6)	28	(26)	(4)
Net Current Period Other Comprehensive Income (Loss)	(5)	28	27	50
Balance as of September 30, 2013	$2	$(457)	$117	$(338)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2014	$2	$(199)	$153	$(44)
Other Comprehensive Income before Reclassifications	2	—	(14)	(12)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	2	(16)	(15)
Net Current Period Other Comprehensive Income (Loss)	1	2	(30)	(27)
Balance as of September 30, 2014	$3	$(197)	$123	$(71)

	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2013	$4	$(405)	$98	$(303)
Other Comprehensive Income before Reclassifications	1	—	28	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	8	(11)	(5)
Net Current Period Other Comprehensive Income (Loss)	(1)	8	17	24
Balance as of September 30, 2013	$3	$(397)	$115	$(279)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2013	$(1)	$(204)	$142	$(63)
Other Comprehensive Income before Reclassifications	(2)	—	17	15
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	6	7	(36)	(23)
Net Current Period Other Comprehensive Income (Loss)	4	7	(19)	(8)
Balance as of September 30, 2014	$3	$(197)	$123	$(71)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2012	$9	$(422)	$85	$(328)
Other Comprehensive Income before Reclassifications	1	—	56	57
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(7)	25	(26)	(8)
Net Current Period Other Comprehensive Income (Loss)	(6)	25	30	49
Balance as of September 30, 2013	$3	$(397)	$115	$(279)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2014			September 30, 2014
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$1	$—	$1	$(11)	$5	$(6)
Interest Rate Swaps	Interest Expense	—	—	—	—	—	—
Total Cash Flow Hedges		1	—	1	(11)	5	(6)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	8	(3)	5
Amortization of Actuarial Loss	O&M Expense	(8)	3	(5)	(22)	8	(14)
Total Pension and OPEB Plans		(5)	2	(3)	(14)	5	(9)
Available-for-Sale Securities
Realized Gains	Other Income	47	(24)	23	105	(54)	51
Realized Losses	Other Deductions	(5)	2	(3)	(15)	7	(8)
Other-Than-Temporary Impairments (OTTI)	OTTI	(10)	5	(5)	(14)	7	(7)
Total Available-for-Sale Securities		32	(17)	15	76	(40)	36
Total		$28	$(15)	$13	$51	$(30)	$21

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2013			September 30, 2013
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$3	$(1)	$2	$11	$(4)	$7
Interest Rate Swaps	Interest Expense	—	—	—	(1)	—	(1)
Total Cash Flow Hedges		3	(1)	2	10	(4)	6
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	8	(3)	5
Amortization of Actuarial Loss	O&M Expense	(18)	7	(11)	(56)	23	(33)
Total Pension and OPEB Plans		(15)	6	(9)	(48)	20	(28)
Available-for-Sale Securities
Realized Gains	Other Income	35	(18)	17	99	(51)	48
Realized Losses	Other Deductions	(9)	4	(5)	(37)	18	(19)
OTTI	OTTI	(3)	2	(1)	(7)	4	(3)
Total Available-for-Sale Securities		23	(12)	11	55	(29)	26
Total		$11	$(7)	$4	$17	$(13)	$4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2014			September 30, 2014
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$1	$—	$1	$(11)	$5	$(6)
Total Cash Flow Hedges		1	—	1	(11)	5	(6)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	O&M Expense	(6)	2	(4)	(18)	7	(11)
Total Pension and OPEB Plans		(3)	1	(2)	(11)	4	(7)
Available-for-Sale Securities
Realized Gains	Other Income	45	(23)	22	101	(52)	49
Realized Losses	Other Deductions	(2)	1	(1)	(12)	6	(6)
OTTI	OTTI	(10)	5	(5)	(14)	7	(7)
Total Available-for-Sale Securities		33	(17)	16	75	(39)	36
Total		$31	$(16)	$15	$53	$(30)	$23

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2013			September 30, 2013
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$3	$(1)	$2	$11	$(4)	$7
Total Cash Flow Hedges		3	(1)	2	11	(4)	7
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(49)	20	(29)
Total Pension and OPEB Plans		(14)	6	(8)	(42)	17	(25)
Available-for-Sale Securities
Realized Gains	Other Income	35	(18)	17	95	(49)	46
Realized Losses	Other Deductions	(9)	4	(5)	(34)	17	(17)
OTTI	OTTI	(3)	2	(1)	(7)	4	(3)
Total Available-for-Sale Securities		23	(12)	11	54	(28)	26
Total		$12	$(7)	$5	$23	$(15)	$8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Net Income	$444	$444	$390	$390	$1,042	$1,042	$1,043	$1,043
EPS Denominator (Thousands)
Weighted Average Common Shares Outstanding	505,862	505,862	505,858	505,858	505,937	505,937	505,900	505,900
Effect of Stock Based Compensation Awards	—	1,560	—	1,836	—	1,465	—	1,533
Total Shares	505,862	507,422	505,858	507,694	505,937	507,402	505,900	507,433

EPS
Net Income	$0.88	$0.87	$0.77	$0.77	$2.06	$2.05	$2.06	$2.06

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2014	2013	2014	2013
Per Share	$0.37	$0.36	$1.11	$1.08
In Millions	$187	$182	$561	$546

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended September 30, 2014
Total Operating Revenues	$1,138	$1,655	$123	$(275)	$2,641
Net Income (Loss)	222	200	22	—	444
Gross Additions to Long-Lived Assets	188	497	8	—	693
Nine Months Ended September 30, 2014
Total Operating Revenues	$3,824	$5,235	$359	$(1,305)	$8,113
Net Income (Loss)	440	565	37	—	1,042
Gross Additions to Long-Lived Assets	414	1,493	15	—	1,922
Three Months Ended September 30, 2013
Total Operating Revenues	$1,174	$1,666	$3	$(289)	$2,554
Net Income (Loss)	226	168	(4)	—	390
Gross Additions to Long-Lived Assets	210	480	6	—	696
Nine Months Ended September 30, 2013
Total Operating Revenues	$3,818	$5,084	$29	$(1,281)	$7,650
Net Income (Loss)	577	468	(2)	—	1,043
Gross Additions to Long-Lived Assets	458	1,628	16	—	2,102
As of September 30, 2014
Total Assets	$11,750	$20,917	$1,907	$(427)	$34,147
Investments in Equity Method Subsidiaries	$122	$—	$3	$—	$125
As of December 31, 2013
Total Assets	$12,002	$19,720	$4,025	$(3,225)	$32,522
Investments in Equity Method Subsidiaries	$123	$—	$3	$—	$126

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 17. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.
Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2014	2013	2014	2013
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGS and BGSS Contracts (A)	$280	$284	$1,308	$1,275
Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(41)	$(43)	$(129)	$(131)

	As of	As of
Related-Party Transactions	September 30, 2014	December 31, 2013
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$132	$267
Receivable from (Payable to) Services (B)	(25)	(31)
Receivable from (Payable to) PSEG (C)	(55)	97
Accounts Receivable (Payable)—Affiliated Companies, net	$52	$333
Short-Term Loan to Affiliate (Demand Note to PSEG) (D)	$623	$790
Working Capital Advances to Services (E)	$17	$17
Long-Term Accrued Taxes Receivable (Payable)	$(57)	$(53)

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2014	2013	2014	2013
	Millions
Expense Billings from Affiliates:
Billings from Power through BGS and BGSS (A)	$(280)	$(284)	$(1,308)	$(1,275)
Administrative Billings from Services (B)	(59)	(61)	(183)	(184)
Total Expense Billings from Affiliates	$(339)	$(345)	$(1,491)	$(1,459)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2014	December 31, 2013
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(132)	$(267)
Receivable from (Payable to) Services (B)	(48)	(73)
Receivable from (Payable to) PSEG (C)	81	150
Accounts Receivable (Payable)—Affiliated Companies, net	$(99)	$(190)
Working Capital Advances to Services (E)	$33	$33
Long-Term Accrued Taxes Receivable (Payable)	$(78)	$(72)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 18. Guarantees of Debt
Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended September 30, 2014
Operating Revenues	$—	$1,125	$36	$(23)	$1,138
Operating Expenses	3	772	32	(22)	785
Operating Income (Loss)	(3)	353	4	(1)	353
Equity Earnings (Losses) of Subsidiaries	225	(1)	4	(224)	4
Other Income	9	55	—	(8)	56
Other Deductions	(3)	(4)	—	1	(6)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(24)	(10)	(4)	7	(31)
Income Tax Benefit (Expense)	18	(161)	(1)	—	(144)
Net Income (Loss)	$222	$222	$3	$(225)	$222
Comprehensive Income (Loss)	$195	$191	$3	$(194)	$195
Nine Months Ended September 30, 2014
Operating Revenues	$—	$3,781	$118	$(75)	$3,824
Operating Expenses	12	3,079	106	(75)	3,122
Operating Income (Loss)	(12)	702	12	—	702
Equity Earnings (Losses) of Subsidiaries	459	(4)	11	(455)	11
Other Income	25	135	—	(25)	135
Other Deductions	(7)	(18)	—	—	(25)
Other-Than-Temporary Impairments	—	(14)	—	—	(14)
Interest Expense	(79)	(23)	(14)	24	(92)
Income Tax Benefit (Expense)	54	(329)	(2)	—	(277)
Net Income (Loss)	$440	$449	$7	$(456)	$440
Comprehensive Income (Loss)	$432	$433	$7	$(440)	$432
Nine Months Ended September 30, 2014
Net Cash Provided By (Used In) Operating Activities	$471	$1,252	$53	$(666)	$1,110
Net Cash Provided By (Used In) Investing Activities	$187	$(559)	$(24)	$70	$(326)
Net Cash Provided By (Used In) Financing Activities	$(652)	$(693)	$(29)	$596	$(778)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended September 30, 2013
Operating Revenues	$—	$1,163	$71	$(60)	$1,174
Operating Expenses	2	797	66	(61)	804
Operating Income (Loss)	(2)	366	5	1	370
Equity Earnings (Losses) of Subsidiaries	231	(1)	4	(230)	4
Other Income	8	47	—	(10)	45
Other Deductions	1	(11)	—	(1)	(11)
Other-Than-Temporary Impairments	—	(3)	—	—	(3)
Interest Expense	(19)	(13)	(4)	10	(26)
Income Tax Benefit (Expense)	7	(160)	—	—	(153)
Net Income (Loss)	$226	$225	$5	$(230)	$226
Comprehensive Income (Loss)	$250	$242	$5	$(247)	$250
Nine Months Ended September 30, 2013
Operating Revenues	$—	$3,787	$145	$(114)	$3,818
Operating Expenses	6	2,832	131	(114)	2,855
Operating Income (Loss)	(6)	955	14	—	963
Equity Earnings (Losses) of Subsidiaries	603	(3)	12	(600)	12
Other Income	27	130	—	(30)	127
Other Deductions	(9)	(40)	—	—	(49)
Other-Than-Temporary Impairments	—	(7)	—	—	(7)
Interest Expense	(72)	(29)	(14)	30	(85)
Income Tax Benefit (Expense)	34	(419)	1	—	(384)
Net Income (Loss)	$577	$587	$13	$(600)	$577
Comprehensive Income (Loss)	$626	$612	$13	$(625)	$626
Nine Months Ended September 30, 2013
Net Cash Provided By (Used In) Operating Activities	$425	$1,360	$35	$(506)	$1,314
Net Cash Provided By (Used In) Investing Activities	$40	$(869)	$(40)	$540	$(329)
Net Cash Provided By (Used In) Financing Activities	$(461)	$(492)	$5	$(35)	$(983)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of September 30, 2014
Current Assets	$4,163	$1,891	$111	$(4,035)	$2,130
Property, Plant and Equipment, net	81	6,140	1,163	—	7,384
Investment in Subsidiaries	4,358	120	—	(4,478)	—
Noncurrent Assets	293	1,901	139	(97)	2,236
Total Assets	$8,895	$10,052	$1,413	$(8,610)	$11,750
Current Liabilities	$518	$3,510	$754	$(4,035)	$747
Noncurrent Liabilities	319	2,379	344	(97)	2,945
Long-Term Debt	2,543	—	—	—	2,543
Member's Equity	5,515	4,163	315	(4,478)	5,515
Total Liabilities and Member's Equity	$8,895	$10,052	$1,413	$(8,610)	$11,750
As of December 31, 2013
Current Assets	$4,413	$2,076	$102	$(4,115)	$2,476
Property, Plant and Equipment, net	81	6,108	1,178	—	7,367
Investment in Subsidiaries	4,645	124	—	(4,769)	—
Noncurrent Assets	222	1,847	138	(48)	2,159
Total Assets	$9,361	$10,155	$1,418	$(8,932)	$12,002
Current Liabilities	$697	$3,474	$745	$(4,116)	$800
Noncurrent Liabilities	309	2,247	338	(47)	2,847
Long-Term Debt	2,497	—	—	—	2,497
Member's Equity	5,858	4,434	335	(4,769)	5,858
Total Liabilities and Member's Equity	$9,361	$10,155	$1,418	$(8,932)	$12,002

Immaterial Correction of Prior Financial Information
The financial information included in the tables above has been corrected from the disclosure provided in Power's Form 10-Q filed on October 30, 2013 and Form 10-K filed on February 26, 2014 (2013 10-K) to conform to the requirements of Section 210.3-10 of SEC Regulation S-X.
In the prior disclosure, Operating Revenues and Operating Expenses among the Guarantor Subsidiaries were eliminated in the Consolidating Adjustments column. The revised presentation eliminates this activity in the Guarantor Subsidiaries column and removes such activity from the Consolidating Adjustments column. This revised presentation decreased both Operating Revenues and Operating Expenses in both the Guarantor Subsidiaries and Consolidating Adjustments columns. This correction had no impact on Power’s consolidated Operating Revenues and Operating Expenses.
In the prior disclosure, loans payable by Power parent company to one of its guarantor subsidiaries were netted against loans receivable in net cash flows used in investing activities. The revised presentation reclassifies the increase in loans payable by the parent company to the guarantor subsidiary from net cash flows used in investing activities to net cash flows provided by financing activities. This revised presentation decreased net cash flows used in investing activities and increased net cash flows provided by financing activities in the Power column with corresponding offsets to the amounts in the Consolidating Adjustments Column.
In addition, the revised information was corrected to present the intercompany balances on a net basis when the right of offset exists in either Current Assets or Current Liabilities. This revised presentation resulted in increases (decreases) to certain categories of the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following three tables include corrected data for these aforementioned adjustments to the information previously filed in Power's Form 10-Q dated May 1, 2014 or 2013 10-K.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended March 31, 2014
Operating Revenues	$—	$1,684	$40	$(24)	$1,700
Operating Expenses	4	1,404	34	(24)	1,418
Operating Income (Loss)	(4)	280	6	—	282
Equity Earnings (Losses) of Subsidiaries	177	—	4	(177)	4
Other Income	8	33	—	(8)	33
Other Deductions	(4)	(6)	—	—	(10)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(28)	(7)	(5)	8	(32)
Income Tax Benefit (Expense)	15	(125)	(1)	—	(111)
Net Income (Loss)	$164	$173	$4	$(177)	$164
Comprehensive Income (Loss)	$170	$176	$4	$(180)	$170
Three Months Ended March 31, 2014
Net Cash Provided By (Used In) Operating Activities	$291	$603	$1	$(221)	$674
Net Cash Provided By (Used In) Investing Activities	$(122)	$(315)	$—	$142	$(295)
Net Cash Provided By (Used In) Financing Activities	$(166)	$(287)	$(1)	$79	$(375)
Three Months Ended March 31, 2013
Operating Revenues	$—	$1,441	$37	$(27)	$1,451
Operating Expenses	2	1,200	33	(26)	1,209
Operating Income (Loss)	(2)	241	4	(1)	242
Equity Earnings (Losses) of Subsidiaries	153	—	3	(153)	3
Other Income	9	48	—	(10)	47
Other Deductions	(8)	(20)	—	—	(28)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(27)	(10)	(4)	11	(30)
Income Tax Benefit (Expense)	16	(108)	1	—	(91)
Net Income (Loss)	$141	$149	$4	$(153)	$141
Comprehensive Income (Loss)	$173	$172	$4	$(176)	$173
Three Months Ended March 31, 2013
Net Cash Provided By (Used In) Operating Activities	$189	$574	$1	$(189)	$575
Net Cash Provided By (Used In) Investing Activities	$(213)	$(353)	$(8)	$245	$(329)
Net Cash Provided By (Used In) Financing Activities	$24	$(221)	$7	$(57)	$(247)
As of March 31, 2014
Current Assets	$4,436	$2,097	$107	$(4,341)	$2,299
Property, Plant and Equipment, net	81	6,082	1,172	—	7,335
Investment in Subsidiaries	4,570	122	—	(4,692)	—
Noncurrent Assets	301	1,832	138	(117)	2,154
Total Assets	$9,388	$10,133	$1,417	$(9,150)	$11,788
Current Liabilities	$930	$3,450	$741	$(4,340)	$781
Noncurrent Liabilities	308	2,323	344	(118)	2,857
Long-Term Debt	2,497	—	—	—	2,497
Member's Equity	5,653	4,360	332	(4,692)	5,653
Total Liabilities and Member's Equity	$9,388	$10,133	$1,417	$(9,150)	$11,788

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2013
Operating Revenues	$—	$5,022	$190	$(149)	$5,063
Operating Expenses	23	3,945	174	(149)	3,993
Operating Income (Loss)	(23)	1,077	16	—	1,070
Equity Earnings (Losses) of Subsidiaries	684	(5)	16	(679)	16
Other Income	35	157	—	(38)	154
Other Deductions	(14)	(35)	—	—	(49)
Other-Than-Temporary Impairments	—	(12)	—	—	(12)
Interest Expense	(93)	(42)	(19)	38	(116)
Income Tax Benefit (Expense)	55	(474)	—	—	(419)
Net Income (Loss)	$644	$666	$13	$(679)	$644
Comprehensive Income (Loss)	$909	$713	$11	$(724)	$909
Year Ended December 31, 2013
Net Cash Provided By (Used In) Operating Activities	$288	$1,503	$82	$(526)	$1,347
Net Cash Provided By (Used In) Investing Activities	$(395)	$(1,092)	$(71)	$697	$(861)
Net Cash Provided By (Used In) Financing Activities	$107	$(412)	$(11)	$(171)	$(487)
Year Ended December 31, 2012
Operating Revenues	$—	$4,850	$135	$(112)	$4,873
Operating Expenses	7	3,730	125	(112)	3,750
Operating Income (Loss)	(7)	1,120	10	—	1,123
Equity Earnings (Losses) of Subsidiaries	707	(10)	15	(697)	15
Other Income	45	206	2	(52)	201
Other Deductions	(31)	(59)	—	—	(90)
Other-Than-Temporary Impairments	—	(18)	—	—	(18)
Interest Expense	(118)	(51)	(16)	53	(132)
Income Tax Benefit (Expense)	70	(501)	(2)	—	(433)
Net Income (Loss)	$666	$687	$9	$(696)	$666
Comprehensive Income (Loss)	$614	$681	$9	$(690)	$614
Year Ended December 31, 2012
Net Cash Provided By (Used In) Operating Activities	$298	$1,562	$67	$(474)	$1,453
Net Cash Provided By (Used In) Investing Activities	$(14)	$(1,206)	$(151)	$899	$(472)
Net Cash Provided By (Used In) Financing Activities	$(284)	$(361)	$83	$(424)	$(986)
As of December 31, 2012
Current Assets	$4,255	$1,898	$104	$(4,021)	$2,236
Property, Plant and Equipment, net	80	5,988	1,154	—	7,222
Investment in Subsidiaries	4,508	128	—	(4,636)	—
Noncurrent Assets	201	1,660	145	(141)	1,865
Total Assets	$9,044	$9,674	$1,403	$(8,798)	$11,323
Current Liabilities	$815	$3,396	$778	$(4,021)	$968
Noncurrent Liabilities	559	1,960	306	(140)	2,685
Long-Term Debt	2,040	—	—	—	2,040
Member’s Equity	5,630	4,318	319	(4,637)	5,630
Total Liabilities and Member’s Equity	$9,044	$9,674	$1,403	$(8,798)	$11,323

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Year Ended December 31, 2011
Operating Revenues	$—	$6,139	$155	$(144)	$6,150
Operating Expenses	5	4,360	157	(145)	4,377
Operating Income (Loss)	(5)	1,779	(2)	1	1,773
Equity Earnings (Losses) of Subsidiaries	1,186	92	14	(1,278)	14
Other Income	40	195	—	(45)	190
Other Deductions	(28)	(51)	—	—	(79)
Other-Than-Temporary Impairments	(1)	(19)	—	—	(20)
Interest Expense	(146)	(56)	(18)	45	(175)
Income Tax Benefit (Expense)	63	(762)	9	—	(690)
Income (Loss) on Discontinued Operations, net of Tax Benefit	—	—	97	(1)	96
Net Income (Loss)	$1,109	$1,178	$100	$(1,278)	$1,109
Comprehensive Income (Loss)	$928	$1,055	$100	$(1,155)	$928
Year Ended December 31, 2011
Net Cash Provided By (Used In) Operating Activities	$609	$2,427	$(279)	$(940)	$1,817
Net Cash Provided By (Used In) Investing Activities	$(268)	$(1,171)	$594	$267	$(578)
Net Cash Provided By (Used In) Financing Activities	$(341)	$(1,256)	$(314)	$673	$(1,238)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following two tables summarize the adjustments for all prior periods that have been revised in this Note.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Increase (Decrease)
	Millions
Three Months Ended March 31, 2014
Operating Revenues	$—	$(393)	$—	$393	$—
Operating Expenses	$—	$(393)	$—	$393	$—
Net Cash Provided By (Used In) Investing Activities	$(209)	$—	$—	$209	$—
Net Cash Provided By (Used In) Financing Activities	$209	$—	$—	$(209)	$—
Three Months Ended March 31, 2013
Operating Revenues	$—	$(362)	$—	$362	$—
Operating Expenses	$—	$(362)	$—	$362	$—
Net Cash Provided By (Used In) Investing Activities	$(269)	$—	$—	$269	$—
Net Cash Provided By (Used In) Financing Activities	$269	$—	$—	$(269)	$—
As of March 31, 2014
Current Assets	$327	$(7,048)	$(844)	$7,565	$—
Investment in Subsidiaries	—	(605)	—	605	—
Total Assets	$327	$(7,653)	$(844)	$8,170	$—
Current Liabilities	$327	$(7,653)	$(239)	$7,565	$—
Member's Equity	—	—	(605)	605	—
Total Liabilities and Member's Equity	$327	$(7,653)	$(844)	$8,170	$—
Three Months Ended September 30, 2013
Operating Revenues	$—	$(348)	$—	$348	$—
Operating Expenses	$—	$(348)	$—	$348	$—
Nine Months Ended September 30, 2013
Operating Revenues	$—	$(1,062)	$—	$1,062	$—
Operating Expenses	$—	$(1,062)	$—	$1,062	$—
Net Cash Provided By (Used In) Investing Activities	$(520)	$—	$—	$520	$—
Net Cash Provided By (Used In) Financing Activities	$520	$—	$—	$(520)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Increase (Decrease)
	Millions
Year Ended December 31, 2013
Operating Revenues	$—	$(1,468)	$—	$1,468	$—
Operating Expenses	$—	$(1,468)	$—	$1,468	$—
Net Cash Provided By (Used In) Investing Activities	$(588)	$—	$—	$588	$—
Net Cash Provided By (Used In) Financing Activities	$588	$—	$—	$(588)	$—
As of December 31, 2013
Current Assets	$253	$(6,840)	$(842)	$7,429	$—
Investment in Subsidiaries	—	(605)	—	605	—
Total Assets	$253	$(7,445)	$(842)	$8,034	$—
Current Liabilities	253	$(7,445)	$(237)	$7,429	$—
Member's Equity	—	—	(605)	605	—
Total Liabilities and Member's Equity	$253	$(7,445)	$(842)	$8,034	$—
Year Ended December 31, 2012
Operating Revenues	$—	$(1,388)	$—	$1,388	$—
Operating Expenses	$—	$(1,388)	$—	$1,388	$—
Net Cash Provided By (Used In) Investing Activities	$(729)	$—	$—	$729	$—
Net Cash Provided By (Used In) Financing Activities	$679	$—	$—	$(679)	$—
As of December 31, 2012
Current Assets	$333	$(6,186)	$(838)	$6,691	$—
Investment in Subsidiaries	—	(605)	—	605	—
Total Assets	$333	$(6,791)	$(838)	$7,296	$—
Current Liabilities	$333	$(6,791)	$(233)	$6,691	$—
Member's Equity	—	—	(605)	605	—
Total Liabilities and Member's Equity	$333	$(6,791)	$(838)	$7,296	$—
Year Ended December 31, 2011
Operating Revenues	$—	$(1,313)	$—	$1,313	$—
Operating Expenses	$—	$(1,313)	$—	$1,313	$—
Net Cash Provided By (Used In) Investing Activities	$(864)	$—	$—	$864	$—
Net Cash Provided By (Used In) Financing Activities	$869	$—	$—	$(869)	$—

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
Our business discussion in Part I, Item 1. Business of our 2013 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2013 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2014 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2013 Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014.

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

Financial Results
The results for PSEG, PSE&G and Power for the three months and nine months ended September 30, 2014 and 2013 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings (Losses)	2014	2013	2014	2013
	Millions
Power	$222	$226	$440	$577
PSE&G	200	168	565	468
Other (A)	22	(4)	37	(2)
PSEG Net Income	$444	$390	$1,042	$1,043

PSEG Net Income Per Share (Diluted)	$0.87	$0.77	$2.05	$2.06

(A)	Other includes activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Millions, after tax
NDT Fund Income (Expense) (A)	$17	$12	$40	$29
Non-Trading MTM Gains (Losses)	$36	$3	$(138)	$(22)

(A)
NDT Fund Income (Expense) includes the net realized gains, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions, and impairments on certain NDT securities recorded as Other-Than-Temporary Impairments. Interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) is recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset is recorded in Depreciation and Amortization Expense.

Our $54 million increase in Net Income for the three months ended September 30, 2014 was driven by

•	lower pension and other postretirement (OPEB) costs and lower maintenance costs due to a planned outage at our combined cycle Bethlehem Energy Center (BEC) fossil plant in 2013,

•	higher revenues due to increased investments in transmission projects, and

•	lower income tax expense due to tax benefits related to the settlement of the Internal Revenue Service audits for the years 2007-2010.

These increases were partially offset by lower capacity revenues resulting from lower average auction prices in PJM.
Our Net Income for the nine months ended September 30, 2014 remained nearly level with Net Income for the comparable prior year period. While we experienced

•	higher sales volumes under the basic gas supply service (BGSS) contract due to colder average temperatures in the 2014 winter heating season,

•	higher volumes of gas sold to third party customers,

•	higher revenues due to increased investments in transmission projects, and

•	lower pension and OPEB costs and lower storm costs related to Superstorm Sandy,

such increases were completely offset by

•	higher MTM losses in 2014 resulting from an increase in prices on forward positions,

•	lower volumes of electricity sold under our basic generation service (BGS) contracts resulting from serving fewer tranches in 2014, and

•	higher generation costs due to higher fuel costs and higher gas costs related to the BGSS contract.
Power’s results benefited from access to natural gas supplies through its existing firm pipeline transportation contracts during the cold weather experienced in the first quarter of 2014. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to ensure delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to supply gas to its generating units in New Jersey and to make third party sales.
Under the PJM capacity auction conducted in May 2014, Power cleared 8,693 MW of its generating capacity at an average price of $164.61 MW-day for the 2017-2018 delivery period, a price consistent with what has been realized in the past three auctions. For a more detailed discussion on the Reliability Pricing Model (RPM) capacity auction, refer to Part II, Item 5. Other Information—Federal Regulation—Capacity Market Issues—PJM.
Power’s 2014 results were unfavorably impacted by an extended refueling outage at Salem Unit 2. A planned refueling outage began on April 12, 2014 but was extended due to repairs to the Reactor Coolant Pump Turning Vanes. Salem Unit 2 returned to service on July 14, 2014.
At PSE&G, our regulated utility, we continued to invest capital in T&D infrastructure projects aimed at maintaining the reliability of our service to our customers. PSE&G’s results for the first half of 2014 reflect the favorable impacts from these investments as well as a slowly improving economy. Effective January 1, 2014, PSE&G's annual formula rate increased our annual transmission revenues by approximately $171 million. In October 2014, we filed our 2015 Annual Formula Rate Update with the Federal Energy Regulatory Commission (FERC), which would provide $182 million in increased annual transmission revenues effective January 1, 2015. Over the past few years, these types of investments have altered the business mix of our overall results of operations to reflect a higher percentage contribution by PSE&G.
Regulatory, Legislative and Other Developments
In developing and implementing our strategy of operational excellence, financial strength and disciplined investment, we closely monitor significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets.
We also advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA) and state environmental regulators. On May 19, 2014, the EPA released the final Clean Water Act Section 316(b) rule on cooling water intake that establishes new requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day. Eight of Power’s generating facilities and three of its jointly-owned generating facilities are subject to the rule. As adopted by the EPA, the rule requires that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. Under this standard, power facilities have the flexibility to select one of several options as their method of compliance. However, the EPA has structured the rule so that each state will continue to consider renewal permits for existing power facilities on a case by case basis, and will require facilities to conduct a wide range of studies related to impingement mortality and entrainment and submit the results with their permit applications. A federal court challenge to the EPA rule is pending. We are unable to predict the outcome that these permitting decisions may take and the effect, if any, that they may have on us although such impacts could be material. See Item 1. Note 8. Commitments and Contingent Liabilities and Part II, Item 5. Other Information—Environmental Matters—Water Pollution Control for additional information.
On June 18, 2014, the EPA issued a proposed greenhouse gas emissions regulation for existing power plants. The regulation establishes state-specific emission rate targets based on implementation of the best system of emission reduction. States may choose these or other methodologies to achieve the necessary reductions of carbon dioxide emissions. The EPA is requesting comment on many aspects of the proposal and therefore, the final rule may look considerably different than the proposal. We continue to work with state and federal regulators, as well as industry partners, to determine the potential impact of the regulation. See Part II, Item 5. Other Information—Environmental Matters—Climate Change for additional information.
In addition, Clean Air Act (CAA) regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology rules are also of significance; however, we believe our generation business remains well-positioned for such air pollution control regulations if and when they are implemented.

The FERC’s rule under Order 1000 altered the right of first refusal previously held by incumbent utilities to build all transmission within their respective service territories. Our challenge to the rule itself was rejected by the federal court. However, PJM’s implementation of the rule has minimized the risk associated with the FERC’s changes to the right of first refusal by carving out categories of projects that will continue to default to incumbent transmission owners. Further, the FERC's action presents opportunities for us to construct transmission outside of our service territory. In April 2013, PJM initiated a solicitation process pursuant to Order 1000 to review technical solutions to improve the operational performance in the Artificial Island area, consisting of our Salem Units 1 and 2 and Hope Creek nuclear generation facilities. In June 2014, PJM’s management recommended approval by its Board of a 500 kV project to be constructed by PSE&G to address performance issues at Artificial Island. In July 2014, the PJM Board announced that it was deferring the selection of a project to enable four developers, including PSE&G, to supplement their project proposals by, among other things, re-evaluating the costs of their respective proposals. In September 2014, PSE&G and three other finalists submitted supplemental proposals. PJM currently expects to select a project in the first quarter of 2015.
PJM has filed with the FERC to add a new “multi-driver” category of transmission projects, which projects may include a combination of reliability, economic and public policy elements. Changes to the factors used in making determinations in the PJM project planning and cost-allocation processes could have significant implications for the types of projects selected and the utility customers ultimately charged for the costs of such new transmission facilities.
Capacity market design, including the RPM, remains an important focus for us. In May 2014, a federal court issued a rule that vacated a FERC Order in which the FERC had determined that demand response (DR) providers should receive full market compensation for power and held that the FERC has no jurisdiction over DR. A subsequent challenge to the participation of DR as a resource in the PJM capacity market is pending at the FERC. In addition, PJM has filed at the FERC to reset the demand curve for the RPM, as is done every three years. We are working to assure that the demand curve is set at a level that accurately reflects the cost of building a new generating unit in New Jersey. Further, in response to last winter’s polar vortex, PJM is developing a proposal to be filed with the FERC for a capacity performance product to include generators, DR and energy efficiency providers who would guarantee availability during peak winter and summer conditions, as a supplement to base capacity and with enhanced performance-based incentives and penalties. The implications of these developments could be significant for the capacity market. See Part II, Item 5. Other Information—Federal Regulation—Capacity Market Issues—PJM for additional information.
In 2014, appeals to challenge the federal court rulings that the New Jersey Long-Term Capacity Agreement Pilot Program Act to subsidize above-market new generation and a similar action taken by Maryland were unconstitutional and null and void were each denied. For additional information, refer to Part II, Item 5. Other Information—Federal Regulation—Capacity Market Issues—Long-Term Capacity Agreement Pilot Program Act.
A critical aspect of our wholesale energy marketing business is the continued retention of market-based rate (MBR) authority from the FERC for our operating subsidiaries that engage in such activities. On October 14, 2014, the FERC issued an Order that accepted our triennial market power update, concluding that our submission satisfied its requirements for retention of MBR authority.
In recent years we have been impacted by severe weather conditions, including Hurricane Irene in 2011 and Superstorm Sandy in 2012, the latter storm resulting in the highest level of customer outages in our history. For more detailed information, refer to Item 1—Note 8. Commitments and Contingent Liabilities—Superstorm Sandy. We have begun work in our gas and electric distribution systems to improve resiliency. The New Jersey Board of Public Utilities (BPU) approved the settlement of our Energy Strong Proposal in a total amount of $1.22 billion. The settlement provides for cost recovery at a 9.75% rate of return on equity on the first $1.0 billion of the investment, plus associated allowance for funds used during construction, through an accelerated recovery mechanism. We will seek recovery of the remaining $220 million of investment in PSE&G's next base rate case, which is to be filed no later than November 1, 2017. For additional information, refer to Part II, Item 5. Other Information—State Regulation—Energy Strong Program.
In September 2014, the BPU approved substantially our entire request for a determination that our storm related costs, in the total amount of $366 million, were prudently incurred and recoverable in a future base rate proceeding, subject to offset for the amount of insurance proceeds received. For additional information, refer to Item 1. Note 4. Rate Filings.
On January 1, 2014, we commenced operation of the LIPA T&D system under a twelve-year contract with opportunity to extend for an additional eight years. Also, beginning in January 2015, Power will provide fuel procurement and power management services to LIPA under separate agreements.
In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. We notified the FERC, PJM and the PJM Independent Market Monitor (IMM) of this issue. Upon discovery of the errors, we retained outside counsel to assist in the conduct of an investigation into the matter. As the investigation proceeded, additional pricing errors in the bids were identified and it was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. We informed the FERC, PJM and the IMM of these additional issues, and have corrected these errors. Power is also in the process of implementing procedures to help mitigate the risk of similar issues occurring in the future. On September 2, 2014, the FERC Staff verbally informed us that they have initiated a preliminary, non-public staff investigation into the matter. This investigation could result in the FERC seeking disgorgement of any over-collected amounts, civil penalties and non-financial remedies. It is not possible at this time to reasonably estimate the ultimate impact or predict any resulting penalties, other costs associated with this matter, or the applicability of mitigating factors. For more detailed information regarding this matter, refer to Item 1. Note 8. Commitments and Contingent Liabilities—FERC Compliance.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. In the first nine months of 2014, our

•	total nuclear fleet achieved an average capacity factor of 91%, while also completing an extended outage at Salem Unit 2,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 41,300 GWh, while addressing unit outages and balancing fuel availability and price volatility, and

•	construction of transmission and solar projects proceeded on schedule and within budget.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2014 as we

•	had cash on hand of $703 million as of September 30, 2014,

•	extended the expiration dates of PSEG's $500 million and Power's $1.6 billion five-year credit facilities from 2017 to 2019, and maintained substantial liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicated annual dividend for 2014 to $1.48 per share.
We expect to be able to fund our transmission projects required under PJM's reliability program, our Energy Strong program and other projects with internally generated cash and external debt financing.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first nine months of 2014 we

•	placed into service our 230 kV Burlington-Camden and 230 kV North Central Reliability transmission projects,

•	made additional investments in transmission infrastructure projects,

•	continued to execute our existing BPU-approved utility programs,

•
completed installation of equipment to increase output and improve efficiency at our Linden combined cycle gas generating plant and continue to plan for the installation of such equipment at our other combined cycle gas units,

•	acquired an equity interest with an expected investment of $100-$120 million in the 105.5 mile
PennEast pipeline to transport natural gas from eastern Pennsylvania to New Jersey, and

•	acquired rights to solar energy facilities located near El Paso, Texas and Burlington, Vermont, totaling 16.6 MW which are expected to be operational in the fourth quarter of 2014.

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

•	advocate for measures to ensure the implementation by PJM and the FERC of market design rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system.
For the remainder of 2014 and beyond, the key issues and challenges we expect our business to confront include

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceeding, settlement, investigation or claim, applicable to us and/or the energy industry,

•
uncertainty in the slowly improving national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

•	the continuing potential for sustained lower natural gas and electricity prices, both at market hubs and at locations where we operate, and

•	delays and other obstacles that might arise in connection with the construction of our T&D projects, including in connection with permitting and regulatory approvals.

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, Power and PSE&G, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Note 17. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,641	$2,554	$87	3	$8,113	$7,650	$463	6
Energy Costs	863	801	62	8	3,008	2,711	297	11
Operation and Maintenance	714	713	1	—	2,370	2,069	301	15
Depreciation and Amortization	318	313	5	2	919	886	33	4
Taxes Other than Income Taxes	—	15	(15)	(100)	—	50	(50)	(100)
Income from Equity Method Investments	3	4	(1)	(25)	10	9	1	11
Other Income and (Deductions)	66	47	19	40	154	118	36	31
Other-Than-Temporary Impairments	10	3	7	N/A	14	7	7	100
Interest Expense	100	100	—	—	291	303	(12)	(4)
Income Tax Expense	261	270	(9)	(3)	633	708	(75)	(11)

The 2014 amounts in the preceding table for Operating Revenues and O&M Costs each include $107 million and $307 million for the three months and nine months ended September 30, 2014, respectively, for Long Island Electric Utility Servco, LLC, a wholly owned subsidiary of PSEG LI. These amounts represent the O&M pass-through costs for the Long Island operations, the full reimbursement of which is reflected in Operating Revenues. See Note 3. Variable Interest Entities for further explanation. The following discussions for Power and PSE&G provide a detailed explanation of their respective variances.
Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,138	$1,174	$(36)	(3)	$3,824	$3,818	$6	—
Energy Costs	472	430	42	10	2,036	1,785	251	14
Operation and Maintenance	242	305	(63)	(21)	871	868	3	—
Depreciation and Amortization	71	69	2	3	215	202	13	6
Income from Equity Method Investments	4	4	—	—	11	12	(1)	(8)
Other Income (Deductions)	50	34	16	47	110	78	32	41
Other-Than-Temporary Impairments	10	3	7	N/A	14	7	7	100
Interest Expense	31	26	5	19	92	85	7	8
Income Tax Expense	144	153	(9)	(6)	277	384	(107)	(28)

Three Months Ended September 30, 2014 as Compared to 2013
Operating Revenues decreased $36 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $55 million due primarily to

•	a decrease of $71 million due to lower capacity revenues resulting from lower average auction prices partially coupled with a decrease in operating reserve revenue in PJM in 2014, and

•	a decrease of $27 million due primarily to lower volumes of electricity sold under our BGS contracts as a result of serving fewer tranches in 2014,

•
partially offset by higher net revenues of $23 million due primarily to higher generation volumes at higher average realized prices in the New York (NY) region and higher MTM gains in 2014 which were partially offset by lower average realized prices in the PJM and New England (NE) regions, and

•	an increase of $20 million due to higher volumes on wholesale load contracts in the PJM region.
Gas Supply Revenues increased $15 million due primarily to higher sales volumes at lower average natural gas prices to third party customers.
Other Operating Revenues increased $4 million due to transition fees related to the fuel and power supply management contracts with LIPA.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $42 million due to

•
Generation costs increased $32 million due primarily to higher congestion costs and renewable energy credits, partially offset by the favorable MTM impact from lower average unrealized prices on forward positions.

•	Gas costs increased $10 million, reflecting higher sales volumes to third party customers, partially offset by lower average gas inventory costs on obligations under the BGSS contract.
Operation and Maintenance decreased $63 million due primarily to

•
lower planned outage costs of $39 million at our fossil stations, primarily at our BEC combined cycle gas generating plant due to maintenance on the low pressure turbine in 2013 and lower outage costs at our nuclear Peach Bottom facility,

•	a decrease of $13 million due to lower storm costs related to Superstorm Sandy, and

•	lower pension and OPEB expense of $14 million.
Depreciation and Amortization experienced no material change.
Income from Equity Method Investments experienced no material change.
Other Income and (Deductions) increased $16 million primarily due to higher net realized gains related to the NDT Fund restructuring in May 2014.
Other-Than-Temporary Impairments increased $7 million due to an increase in impairments on the NDT Fund.
Interest Expense increased $5 million due primarily to the issuance of $500 million of Senior Notes in November 2013.
Income Tax Expense decreased $9 million in 2014 due primarily to lower pre-tax income.

Nine Months Ended September 30, 2014 as Compared to 2013
Operating Revenues increased $6 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues decreased $128 million due primarily to

•
lower net revenues of $72 million due primarily to higher MTM losses in 2014 resulting from an increase in prices on forward positions, partially offset by higher energy volumes sold in the NY and NE regions, and

•	a decrease of $70 million due to lower volumes of electricity sold under our BGS contracts as a result of serving fewer tranches in 2014 and lower average pricing,

•	partially offset by a net increase of $12 million due primarily to higher capacity revenues resulting from higher average auction prices and higher ancillary revenue in the PJM region, and

•	a net increase of $2 million due primarily to higher volumes on wholesale load contracts in the PJM region.
Gas Supply Revenues increased $123 million due primarily to

•	a net increase of $74 million in sales under the BGSS contract, substantially comprised of higher sales volume due to colder average temperatures during the 2014 winter heating season, and

•	a net increase of $49 million due primarily to higher sales volumes at lower average prices to third party customers.
Other Operating Revenues increased $11 million due to transition fees related to the fuel management and power supply management contracts with LIPA.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $251 million due to

•
Generation costs increased $200 million due primarily to higher fuel costs, reflecting higher average realized natural gas prices, the unfavorable MTM impact from lower average unrealized natural gas prices on forward positions and the utilization of higher volumes of coal and oil.

•
Gas costs increased $51 million, principally related to higher volumes sold under the BGSS contract and to third parties due to colder average temperatures during the 2014 winter heating season, partially offset by lower average gas inventory costs.

Operation and Maintenance increased $3 million due primarily to

•
an increase of $62 million related primarily to higher planned outage and maintenance costs at our fossil plants, including maintenance and installation of upgraded technology at our Linden combined cycle gas generating plant, partially offset by lower costs at our BEC fossil station as well as lower outage costs at our nuclear Peach Bottom facility, partially offset by

•	lower pension and OPEB costs of $40 million, and

•	a decrease of $19 million due to lower storm costs related to Superstorm Sandy.
Depreciation and Amortization increased $13 million due primarily to a higher depreciable fossil and nuclear asset base.
Income from Equity Method Investments experienced no material change.
Other Income and (Deductions) increased $32 million due primarily to net losses that were incurred in March 2013 as a result of rebalancing the NDT portfolio.
Other-Than-Temporary Impairments increased $7 million due to an increase in impairments on the NDT Fund.
Interest Expense increased $7 million due primarily to the issuance of $500 million of Senior Notes in November 2013, partially offset by the maturity of $300 million of Senior Notes in April 2013.
Income Tax Expense decreased $107 million in 2014 due primarily to lower pre-tax income.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,655	$1,666	$(11)	(1)	$5,235	$5,084	$151	3
Energy Costs	668	661	7	1	2,278	2,208	70	3
Operation and Maintenance	366	408	(42)	(10)	1,190	1,204	(14)	(1)
Depreciation and Amortization	238	236	2	1	682	658	24	4
Taxes Other Than Income Taxes	—	15	(15)	(100)	—	50	(50)	(100)
Other Income (Deductions)	14	12	2	17	41	38	3	8
Interest Expense	71	75	(4)	(5)	206	223	(17)	(8)
Income Tax Expense	126	115	11	10	355	311	44	14

Three Months Ended September 30, 2014 as Compared to 2013
Operating Revenues decreased $11 million due to changes in delivery, commodity, clause, and other operating revenues.
Delivery Revenues increased $15 million due primarily to an increase in transmission revenues. The Transitional Energy Facilities Assessment (TEFA) reductions in electric and gas distribution revenues are entirely offset by the decrease in Taxes Other Than Income Taxes.

•	Transmission revenues were $38 million higher due to net rate increases resulting primarily from increased capital investments.

•
Electric distribution revenues decreased $22 million due primarily to lower TEFA revenue of $13 million due to elimination of the TEFA rate effective January 1, 2014 and lower sales volumes of $5 million, $3 million of lower Capital Infrastructure Program (CIP) related revenue due to the 2014 reduction in the Capital Adjustment Charge (CAC) tariff and lower revenue from Green Program Recovery Charges (GPRC) of $1 million.

•
Gas distribution revenues decreased $1 million due primarily to lower TEFA revenue of $2 million due to elimination of the TEFA rate in 2014 and lower CIP related revenue of $2 million due to the 2014 reduction in the CAC tariff, partially offset by an increase of $3 million from higher sales volumes.

Commodity Revenue increased $7 million due to higher Gas revenues, partially offset by lower Electric revenues. This is entirely offset with increased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $3 million due primarily to $17 million in lower revenues from collection of Non-Utility Generation Charges (NGC) and lower sales volumes of Non-Utility generation (NUG) energy, partially offset by $14 million in higher BGS revenues. BGS sales volumes decreased 1% due primarily to weather.

•	Gas revenues increased $10 million due primarily to higher BGSS volumes of $5 million and higher BGSS prices of $5 million.
Clause Revenues decreased $32 million due primarily to lower Societal Benefit Charges (SBC) of $19 million, lower Securitization Transition Charge (STC) revenues of $9 million and lower Margin Adjustment Clause (MAC) of $4 million. The change in the SBC, STC and MAC amounts were entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on SBC, STC or MAC collections.
Other Operating Revenues remained level with the prior period.

Operating Expenses
Energy Costs increased $7 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $3 million or 1% due primarily to $9 million of lower BGS and NUG prices and $15 million in lower BGS and NUG volumes, partially offset by $21 million of increased deferred cost recovery. BGS and NUG volumes decreased 3% due primarily to customer migration to third party suppliers (TPS) and weather.

•	Gas costs increased $10 million or 14% due to $5 million or 7% in higher sales volumes and $5 million or 7% in higher prices.
Operation and Maintenance decreased $42 million, of which the most significant components were

•
a $28 million decrease in costs related to clauses due primarily to lower SBC, MAC, CIP and GPRC. Due to the nature of the SBC, MAC, CIP and GPRC clause mechanisms, these are entirely offset in revenues,

•	an $18 million decrease in pension and OPEB expenses and partially offset by

•	an increase in other operating expenses of $4 million.
Depreciation and Amortization increased $2 million due primarily to

•	a $12 million increase in depreciation of additional plant in service related to increased investments in various transmission and distribution projects,

•	partially offset by a $10 million decrease in amortization of Regulatory Assets.
Taxes Other Than Income Taxes decreased $15 million due to elimination of the TEFA rate in 2014. This is entirely offset by the reduction in electric and gas distribution revenues.
Other Income and (Deductions) experienced no material change.
Interest Expense decreased $4 million due primarily to a partial redemption of securitization debt.
Income Tax Expense increased $11 million due primarily to higher pre-tax income.

Nine Months Ended September 30, 2014 as Compared to 2013
Operating Revenues increased $151 million due to changes in delivery, commodity, clause, and other operating revenues.
Delivery Revenues increased $93 million due primarily to an increase in transmission revenues. The TEFA reductions in electric and gas distribution revenues are entirely offset by the decrease in Taxes Other Than Income Taxes.

•	Transmission revenues were $115 million higher due to net rate increases resulting primarily from increased capital investments.

•
Gas distribution revenues were flat due primarily to $53 million from higher sales volumes and higher revenue from GPRC of $6 million, offset by lower Weather Normalization Clause (WNC) revenue of $36 million due to colder than normal weather, lower TEFA revenue of $15 million due to elimination of the TEFA rate in 2014 and lower CIP related revenues of $8 million partially due to the 2014 reduction in the CAC tariff.

•
Electric distribution revenues decreased $22 million due primarily to lower TEFA revenue of $35 million due to elimination of the TEFA rate in 2014, lower sales volumes of $7 million and lower CIP related revenues of $3 million due to the 2014 reduction in the CAC tariff, partially offset by higher revenue from the GPRC of $23 million.

Commodity Revenue increased $70 million due to higher Electric and Gas revenues. This is entirely offset with increased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues increased $15 million due primarily to $48 million in higher volumes and prices of BGS sales, partially offset by $33 million in lower revenues from collection of NGC and lower sales volumes of NUG energy. BGS sales volumes increased 2% due primarily to weather.

•	Gas revenues increased $55 million due primarily to higher BGSS volumes of $106 million, partially offset by lower BGSS prices of $51 million. The average price of natural gas was 7% lower in 2014.
Clause Revenues decreased $20 million due primarily to lower STC of $12 million, lower SBC of $7 million and lower MAC of $7 million partially offset by higher Solar Pilot Recovery Charge (SPRC). The change in the STC, SBC MAC and SPRC amounts were entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC, MAC or SPRC collections.
Other Operating Revenues increased $8 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.
Operating Expenses
Energy Costs increased $70 million. This is entirely offset by Commodity Revenue.

•
Electric costs increased $15 million or 1% due to $72 million of increased deferred cost recovery and $2 million of higher BGS and NUG prices, partially offset by $59 million in lower BGS and NUG volumes. BGS and NUG volumes decreased 4% due primarily to customer migration to TPS.

•	Gas costs increased $55 million or 8% due to $106 million or 14% in higher sales volumes, partially offset by $51 million or 6% in lower prices.
Operation and Maintenance decreased $14 million, of which the most significant components were

•	a $55 million decrease in pension and OPEB expenses, partially offset by,

•
an $11 million increase in costs related primarily to a net increase in SBC, MAC, CIP and GPRC. Due to the nature of the SBC, MAC, CIP and GPRC clause mechanisms, these are entirely offset in revenues, and

•
a $30 million increase in operational expenses due primarily to storm-related costs of $7 million, damage claims of $8 million, transmission related costs of $3 million, general wage increases of $2 million, tree trimming of $2 million and general operating expenses of $8 million.

Depreciation and Amortization increased $24 million due primarily to a $33 million increase in depreciation of additional plant in service related to increased investments in various transmission and distribution projects, partially offset by a decrease of $11 million in amortization of Regulatory Assets.
Taxes Other Than Income Taxes decreased $50 million due to elimination of the TEFA rate in 2014. This is entirely offset by the reduction in electric and gas distribution revenues.
Other Income and (Deductions) experienced no material change.
Interest Expense decreased $17 million due primarily to a partial redemption of securitization debt and maturity of Medium Term Notes (MTNs) in the second half of 2013, partially offset by the issuance of MTNs in the latter part of 2013 and 2014.
Income Tax Expense increased $44 million due primarily to higher pre-tax income.

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
For the nine months ended September 30, 2014, our operating cash flow increased $101 million as compared to the same period in 2013. The net change was due primarily to the net changes from Power and PSE&G as discussed below and higher federal tax payments made by the parent company in 2014.
Power
Power’s operating cash flow decreased $204 million from $1,314 million to $1,110 million for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily resulting from an increase in working capital needs, largely due to higher margin deposit requirements, partially offset by a $40 million decrease in employee benefit plan funding.
PSE&G
PSE&G’s operating cash flow increased $294 million from $1,049 million to $1,343 million for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher earnings, an increase in net regulatory liabilities related to BGS and NUG costs and overcollections in Gas Weather Normalization Charges partly offset by GPRC rate recoveries and an $80 million decrease in employee benefit plan funding.

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our $4.3 billion credit facilities are provided by a diverse bank group. As of September 30, 2014, our total available credit capacity was $4.1 billion.
As of September 30, 2014, no single institution represented more than 8% of the total commitments in our credit facilities.
As of September 30, 2014, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
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
Our total credit facilities and available liquidity as of September 30, 2014 were as follows:

	As of September 30, 2014
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$8	$492	Apr 2019	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—	500	Mar 2018	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$8	$992
Power
5-year Credit Facility	$1,600	$76	$1,524	Apr 2019	Funding/Letters of Credit
5-year Credit Facility (B)	1,000	—	1,000	Mar 2018	Funding/Letters of Credit
Bilateral Credit Facility	100	100	—	Sept 2015	Letters of Credit
Total Power	$2,700	$176	$2,524
PSE&G
5-year Credit Facility (C)	$600	$14	$586	Mar 2018	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$14	$586
Total	$4,300	$198	$4,102

(A)	In April 2016, this facility will be reduced by $23 million.

(B)	In April 2016, this facility will be reduced by $48 million.

(C)	In April 2016, this facility will be reduced by $29 million.
Long-Term Debt Financing
PSE&G has $300 million of 2.70%, Series G, Medium Term Notes maturing in May 2015.
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
In May 2014, S&P published updated research reports and revised the outlook to positive from stable for Power. S&P also affirmed the senior unsecured rating of BBB+ at Power and mortgage bond rating of A at PSE&G. In October 2014, Fitch affirmed the ratings and outlooks for PSEG, PSE&G and Power.

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
Power
During the nine months ended September 30, 2014, Power made capital expenditures of $298 million, excluding $116 million for nuclear fuel, primarily related to various projects at its fossil and nuclear generation stations.
PSE&G
During the nine months ended September 30, 2014, PSE&G made capital expenditures of $1.49 billion, primarily for transmission and distribution system reliability. This does not include expenditures for certain energy efficiency and renewable programs of $13 million or cost of removal, net of salvage, of $68 million, which are included in operating cash flows.

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
From July through September 2014, MTM VaR remained relatively stable. The range of VaR was narrower for the three months ended September 30, 2014 as compared with the year ended December 31, 2013.

	MTM VaR
	Three Months Ended September 30, 2014	Year Ended December 31, 2013
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$20	$12
Average for the Period	$20	$15
High	$26	$29
Low	$15	$8
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$32	$18
Average for the Period	$31	$23
High	$40	$46
Low	$24	$13

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the third quarter of 2014.

Three Months Ended September 30, 2014	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31	—	$—
August 1- August 31	46,894	$34.98
September 1 - September 30	—	$—

ITEM 5.	OTHER INFORMATION
Certain information reported in the 2013 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2013 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Business Operations and Strategy
Other
December 31, 2013 Form 10-K page 13 and June 30, 2014 Form 10-Q page 80. On July 1, 2014, PSEG LI submitted a proposal to LIPA to invest up to $200 million of capital in equipment at customer facilities that would improve energy efficiency and reduce peak load. PSEG LI proposed to make the investments from 2015 through 2018 and recover its investment and earn a return over approximately ten years. On October 6, 2014, PSEG LI filed an interim update which increased the size of the proposed program to approximately $345 million, reaffirmed its original investment proposal to fund up to $200 million of the program and also offered an alternate economic structure which included a performance incentive mechanism rather than utilizing PSEG LI’s capital. The New York State Department of Public Service will review the proposal and make a recommendation to LIPA which is expected to take action on the proposal at its December 2014 meeting.
Federal Regulation
FERC
Regulation of Wholesale Sales—Generation/Market Issues
Market Power
Under FERC regulations, public utilities must receive FERC authorization to sell power in interstate commerce. They can sell power at cost-based rates or apply to the FERC for authority to make market-based rate (MBR) sales. For a requesting company to receive MBR authority, the FERC must first make a determination that the requesting company lacks market power in the relevant markets and/or that market power in the relevant markets is sufficiently mitigated. The FERC requires that holders of MBR tariffs file an update every three years demonstrating that they continue to lack market power and/or that market power has been sufficiently mitigated and report in the interim to the FERC any material change in facts from those the FERC relied on in granting MBR authority. Retention of MBR authority is important to the maintenance of our generation business’ revenues.
PSE&G, PSEG Energy Resources & Trade LLC, PSEG Power Connecticut, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG New Haven LLC all have been granted MBR authority from the FERC. Each of these companies, except PSEG New Haven LLC (which received MBR authority in May 2012), filed a market power update with the FERC at the end of 2013. In an order issued on October 14, 2014, the FERC accepted our filing as having satisfied the requirements for retention of MBR authority.
Energy Clearing Prices
December 31, 2013 Form 10-K page 16, March 31, 2014 Form 10-Q page 69 and June 30, 2014 Form 10-Q page 80. As a result of the polar vortex and related cold weather events in January 2014, there were both gas and electric price spikes in the Northeast markets, including in PJM. The FERC has examined the facts surrounding these price spikes, as well as “lessons learned” from the various Regional Transmission Operators/Independent System Operators (RTO/ISO) and potential changes in market rules intended to encourage dual fuel capability of generating units, the purchase of firm fuel to fire these units and the construction of additional natural gas pipeline capacity. As discussed below, PJM has proposed changes to its capacity market construct to develop a new capacity product that would be compensated for availability during peak winter periods. The FERC is also examining price formation issues, focusing on levels of compensation to generators in the energy and ancillary services markets. We cannot predict what action the FERC might take, but such an examination could lead to future rule changes.
Capacity Market Issues
December 31, 2013 Form 10-K page 16, March 31, 2014 Form 10-Q page 69 and June 30, 2014 Form 10-Q page 81. PJM, the New York ISO (NYISO), and the ISO-New England (ISO-NE) each have capacity markets that have been approved by the FERC. The FERC regulates these markets and continues to examine whether the market design for these three capacity markets is working optimally. Specific issues being considered by the FERC are whether capacity market rules properly address and foster the development of state public policies, demand response (DR) and emerging technologies, and whether generators are being sufficiently compensated in the capacity market. We cannot predict what action, if any, the FERC might take with regard to capacity market design.
Capacity Market Issues—PJM
December 31, 2013 Form 10-K page 16, March 31, 2014 Form 10-Q page 70 and June 30, 2014 Form 10-Q page 81. The Reliability Pricing Model (RPM) is the locational installed capacity market design for the PJM region, including a forward auction for installed capacity. Under the RPM, generators located in constrained areas within PJM are paid more for their capacity as an incentive to ensure adequate supply where generation capacity is most needed. The mechanics of the RPM in PJM continue to evolve and be refined in stakeholder proceedings and FERC proceedings in which we are active. There is currently significant activity concerning three topics: (i) the future role of DR in the RPM market in light of a decision by the D.C. Circuit Court of Appeals (D.C. Court) holding that DR is not a FERC-jurisdictional product, (ii) PJM’s development of a new capacity product called a Capacity Performance (CP) product, and (iii) the setting of the Cost of New Entry (CONE) value for the RPM demand curve for the next three years.
On May 23, 2014, in a case involving the proper level of compensation for DR resources in the energy markets, the D.C. Court held that DR is not a FERC-jurisdictional product, thereby calling into question DR resources’ ability to participate in either the energy or capacity markets in the future. The FERC and other parties to the case subsequently submitted petitions for rehearing before the entire court of judges, which petitions were denied on September 17, 2014. The FERC has obtained a stay of the court’s decision until at least December 16, 2014, the due date for the FERC to file a petition for certiorari to the U.S. Supreme Court. Should the FERC file such a petition, the stay will remain in effect until such time as the Supreme Court disposes of the case. Upon lifting of the stay, the issue of the proper treatment of DR resources will be addressed by the FERC and the RTOs/ISOs. First Energy Corp. has filed a complaint at the FERC which argues that DR resources should no longer participate in the PJM capacity market and seeks to invalidate the results of the last RPM Base Residual Auction. PJM has also signaled that it may in the future only allow DR to participate in the capacity market through adjustment of the demand curve rather than as a capacity resource that receives a revenue stream, although PJM has not yet taken any formal action to effectuate this. Elimination of DR as a capacity resource would have a significant effect on future auction clearing prices should this actually occur.
PJM is currently developing a CP construct which it has stated it intends to file with the FERC by the beginning of December 2014. Under this construct, the details of which remain under development, PJM is creating a more robust capacity product definition with enhanced incentives for winter peak performance and penalties for non-performance. The CP product would be expected to be capable of providing energy when needed during both summer and winter peak-load conditions and extreme weather events and satisfying certain operational requirements. CP resources would be subject to a maximum penalty of 1.5 times annual capacity revenues, with articulated penalty exceptions. This new product would be phased in over the next few years, with full implementation for the delivery year 2018-2019.
On September 25, 2014, PJM filed at the FERC to re-set the Variable Resource Requirement (VRR) curve for the RPM, as is done every three years. Establishment of the VRR curve is a critical component in determining how generators are paid in the capacity auction. We and other generators have challenged certain elements of this filing, including how PJM has calculated the cost of capital and labor costs that form the basis for the CONE component of the demand curve, which we believe have been set too low and do not accurately reflect the costs of building a new generating unit in PJM. This matter is currently pending at the FERC.
Capacity Market Issues—ISO-New England (ISO-NE)
December 31, 2013 Form 10-K page 16 and June 30, 2014 Form 10-Q page 81. ISO-NE’s market for installed capacity in New England provides fixed capacity payments for generators, imports and DR. The market design consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of resources on the system and contains incentive mechanisms to encourage availability during stressed system conditions. In June 2014, the FERC issued an order requiring the implementation of a downward sloping demand curve, similar to the design in place in PJM, for use in ISO-NE's ninth capacity market auction to be held in February 2015 and effective in the 2018-2019 planning year. This action is expected to result in greater stability of capacity prices in New England and is also expected to send more appropriate price signals that will incent the development of new generation. One aspect of this order that we did not support was the exemption from the Minimum Offer Price Rule afforded annually up to 600 MW of renewable resources. We challenged this portion of the order on rehearing on the grounds that we believe that it is unduly discriminatory and will suppress capacity prices. The rehearing request remains pending.
In addition, in the FERC order referenced above, the FERC directed the ISO-NE to develop demand curves for each capacity zone in the market. The ISO-NE is currently conducting a stakeholder proceeding and expects to make a filing with the FERC by January 2015. The shape of the demand curve in the zones will have a significant impact upon the revenues our generation receives in the capacity market in New England.
Capacity Market Issues—Long-Term Capacity Agreement Pilot Program Act (LCAPP)
December 31, 2013 Form 10-K page 17. In 2011, the State of New Jersey enacted the LCAPP to subsidize approximately 2,000 MW of new natural gas-fired generation. The LCAPP provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey EDCs. The SOCA required each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers. Each of the New Jersey EDCs, including PSE&G, entered into three SOCAs as directed by the State, but did so under protest reserving their rights.
In 2013, the U.S. District Court in New Jersey found that the LCAPP was unconstitutional and declared the LCAPP null and void. This federal court decision was subsequently challenged on appeal in the U.S. Third Circuit Court of Appeals. The State of Maryland also took action to subsidize above-market new generation. This action was also determined to be unconstitutional in 2013 in the U.S. District Court in Maryland and such decision was challenged in the U.S. Fourth Circuit Court of Appeals. Both appeals were denied, with the U.S. Fourth Circuit Court of Appeals denying the appeal regarding the State of Maryland’s action in June 2014 and the U.S. Third Circuit Court of Appeals denying the LCAPP appeal in September 2014.
Transmission Regulation—Transmission Policy Developments
December 31, 2013 Form 10-K page 17 and June 30, 2014 Form 10-Q page 82. The FERC concluded in Order 1000 that the incumbent transmission owner should not always have a “right of first refusal” (ROFR) to construct and own transmission projects in its service territory. We had challenged the FERC's elimination of the ROFR in federal court. In August 2014, our challenge was rejected by the D.C. Court. PJM is currently implementing its rules under which the construction of certain types of transmission projects is no longer subject to a ROFR for incumbents. In May 2014, the FERC approved PJM’s rules, which retain carve-outs for projects that will continue to default to incumbents for construction responsibility, including projects being built on existing right-of-way and whose construction would interfere with incumbents’ use of their right-of-way. Several companies, including PSE&G, have appealed various aspects of this approval order. The FERC has also approved the “state agreement approach” to cost allocation under which transmission projects being built to address public policy concerns may be placed into PJM's planning process if the state sponsoring the project agrees to pay the costs of the project. To date, no such projects have been placed into the planning process but this mechanism could potentially facilitate transmission projects that are not needed for reliability or market efficiency under PJM standards for transmission, including potential offshore wind projects proposed by third parties, should a state or states agree to fund the costs of such projects.
In addition, in September 2014, PJM filed at the FERC to add another category of project - the “multi-driver” project - to its planning process. This type of project would contain reliability, economic and/or public policy elements. Projects falling within this category would be required to independently satisfy all of the different drivers in order to be approved. However, this category could also serve as a vehicle for projects that may not be needed but are being supported for public policy purposes.
We cannot predict the final outcome or impact of these matters on us; however, specific implementation of Order 1000 in the various regions, including within our service territory, may expose us to competition from third party construction of certain transmission projects within our service territory while at the same time providing opportunities to build transmission outside of our service territory.
PJM’s first action toward complying with Order 1000 commenced in April 2013, when it implemented its first “open window” solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues at Artificial Island. In June 2014, PJM’s management recommended approval by its Board of a 500 kV project to be constructed by PSE&G to address these performance issues. However, in July 2014, the PJM Board announced that it was deferring selection of a project to enable four developers, including PSE&G, to supplement their proposals by, among other things, re-evaluating the costs of their respective proposals. In September 2014, PSE&G and the three other finalists submitted supplemental proposals. All of the finalists will meet with PJM in the presence of a FERC Administrative Law Judge to answer questions about the components of the supplemental proposals. PJM is also meeting with relevant environmental permitting agencies and the Nuclear Regulatory Commission to gauge constructability of the proposed projects. PJM has indicated that it expects to select a project in the first quarter of 2015.
Transmission Regulation—Transmission Rate Proceedings
December 31, 2013 Form 10-K page 18, March 31, 2014 Form 10-Q page 70 and June 30, 2014 Form 10-Q page 82. In September 2011, a complaint was filed by several state utility commissions and consumer advocates against transmission owners in New England challenging their base return on equity (ROE). In June 2014, the FERC issued an order in this proceeding that provided for a new approach to determining the ROE for public utilities that, among other things, is intended to narrow the parameters set in calculating the ROE. In applying the new methodology to this case, the FERC tentatively found that the New England transmission owners’ base ROE should be reduced by 57 basis points, and instituted a hearing to allow the participants in the proceeding an opportunity to submit evidence in writing solely concerning the application of the new approach. In addition, the FERC directed that the approach to determine ROE set forth in the New England transmission owners' order should apply to all currently pending ROE-related complaint cases in which the FERC has not issued a final order. In July 2014, the parties filed motions for reconsideration and rehearing regarding the June 2014 order, and also in July 2014, the complaining parties filed another complaint at the FERC challenging the New England transmission owners’ ROE.
On October 16, 2014, the FERC issued an order regarding the application of its new approach, setting the New England transmission owners’ base ROE at 10.57%, the rate indicated in its June 2014 order, with a total or maximum ROE not exceeding the top of the range of reasonable returns, i.e., 11.74%, inclusive of transmission incentive ROE adders (the base ROE does not include basis point adders for participation in an ISO or other incentive adders). The motions for reconsideration/rehearing and the new complaint filed in July 2014 remain pending.
Compliance—FERC
March 31, 2014 Form 10-Q page 70 and June 30, 2014 Form 10-Q page 83. In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. Upon discovery of the errors, we retained outside counsel to assist in the conduct of an investigation into the matter. As the investigation proceeded, additional pricing errors in the bids were identified and it was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. On September 2, 2014, the FERC staff verbally informed us that they have initiated a preliminary, non-public staff investigation into the matter. This investigation could result in the FERC seeking disgorgement of any over-collected amounts, civil penalties and non-financial remedies. It is not possible at this time to reasonably estimate the ultimate impact or predict any resulting penalties, other costs associated with this matter, or the applicability of mitigating factors. See Part I, Item 1. Note 8. Commitments and Contingent Liabilities—FERC Compliance for further discussion of this matter.
Compliance—FERC Audit
December 31, 2013 Form 10-K page 18. In November 2012, the FERC commenced an audit of each of the PSEG companies that have MBR authority from the FERC. The companies were audited by the FERC for compliance with its rules for (i) receiving and retaining MBR authority, (ii) the filing of electric quarterly reports (EQRs), and (iii) our generating units' receipt of payments from the RTO/ISO when they are required to run for reliability reasons when it is not economical for them to do so. On October 16, 2014, the FERC issued a final, public audit report that contained two findings and recommendations for enhanced review and reporting of our EQRs. As required, we intend to submit a compliance plan within 30 days.

State Regulation
Energy Strong Program
December 31, 2013 Form 10-K page 20, March 31, 2014 Form 10-Q page 71 and June 30, 2014 Form 10-Q page 83. On May 21, 2014, the BPU issued an Order approving the settlement of our Energy Strong program. This program encompasses infrastructure investments of $1.22 billion that we will make to our BPU jurisdictional electric and gas system to improve resiliency for the future. For additional information, see Part I, Item 1. MD&A—Overview of 2014 and Future Outlook—Regulatory, Legislative and Other Developments. On September 30, 2014, PSE&G filed its initial Energy Strong cost recovery petition, seeking BPU approval to recover in base rates an estimated annual revenue increase of $1.6 million effective March 1, 2015. This increase represents capitalized Energy Strong electric investment costs expected to be in service through November 30, 2014. This request will be updated in December 2014 for actual costs.
Storm Proceedings
December 31, 2013 Form 10-K page 20. In December 2012, the BPU issued an order allowing PSE&G to defer on its books actually incurred, prudent, incremental storm restoration costs associated with extraordinary storms, including Superstorm Sandy and Hurricane Irene, and not otherwise recoverable through base rates or insurance. In March 2013, the BPU initiated a proceeding to evaluate the prudency of storm costs incurred by New Jersey utilities. On September 30, 2014, the BPU approved a Stipulation of Settlement finding that $366 million, consisting of all of PSE&G's 2010 through 2012 major storm capital expenditures of $126 million, and virtually all of PSE&G’s 2010 through 2012 major storm incremental O&M costs ($240.1 million of the $240.5 million identified) were prudent and recoverable in a future base rate proceeding, subject to offset for the amount of insurance proceeds received. See Part I, Item 1. Note 4. Rate Filings.
Energy Efficiency Economic Stimulus Extension II (EEE Ext II)
In August 2014, we filed for approval from the BPU of an EEE Ext II Program to extend three EEE subprograms (multi-family, direct install and hospital efficiency). We proposed to extend the subprograms’ offerings under the same clause recovery process as currently approved while seeking additional capital expenditures of approximately $96 million and additional administrative costs of $14 million. The matter is pending.
Consolidated Tax Adjustments (CTA)
New Jersey is one of only a few states that make CTA in setting rates for regulated utilities. These adjustments to rate base are made during the rate setting process and are intended to allocate to utility customers a portion of the tax benefits realized from the filing of a consolidated federal tax return by the utility’s parent corporation. The BPU has been considering the appropriateness of the adjustment and the methodology and mechanics of the calculation for some time. On October 22, 2014, the BPU approved a proposal by its Staff that limits the tax benefit period to be considered in the calculation to five years, sets the rate base adjustment at 25% of any such tax benefit, and eliminates from the process any tax benefits tied to transmission earnings. In accordance with this October action, this CTA policy will be applied only with respect to future rate cases. The adoption of these modifications by the BPU is not expected to have a material impact on PSE&G’s current earnings nor in its next rate case filing.
Environmental Matters
Air Pollution Control
Demand Response (DR) and Reciprocating Internal Combustion Engines (RICE) Litigation
December 31, 2013 Form 10-K page 21. In March 2013, we filed a petition at the EPA challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued on January 30, 2013. Among other things, the final EPA rule allows owners and operators of stationary emergency RICE to operate their engines as part of an emergency DR program without the installation and operation of emission controls or compliance with emission limits otherwise applicable to non-emergency counterparts. This waiver of NESHAP standards results in disparate treatment of different generation technology types. In our appeal, we sought more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market. On August 15, 2014, the EPA denied the March 2013 petition for reconsideration. We and other petitioners are considering whether to take further legal action.
Cross-State Air Pollution Rule (CSAPR)
December 31, 2013 Form 10-K page 21, March 31, 2014 Form 10-Q page 71 and June 30, 2014 Form 10-Q page 84. In July 2011, the EPA issued the final CSAPR, which limited power plant emissions of Sulfur Dioxide (SO2) and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards. In August 2012, the D.C. Court vacated CSAPR and ordered that the existing Clean Air Interstate Rule requirements remain in effect until an appropriate substitute rule has been promulgated. On April 29, 2014, the Supreme Court overturned the D.C. Court's ruling. On June 26, 2014, the EPA filed a motion to lift the stay on CSAPR and allow for implementation of Phase I to begin on January 1, 2015. On October 23, 2014, the D.C. Court lifted the stay on CSAPR and we anticipate implementation effective January 2015 per the EPA's motion. We do not anticipate any material impact on our earnings or financial condition due to the CSAPR.
Climate Change
CO2 Regulation Under the CAA
December 31, 2013 Form 10-K page 22 and June 30, 2014 Form 10-Q page 84. On June 18, 2014, the EPA issued a proposed greenhouse gas (GHG) emissions regulation for existing power plants. The regulation establishes state-specific emission rate targets based on implementation of the best system of emission reduction. In September 2014, the EPA extended the comment period from October 16, 2014 to December 1, 2014. The EPA is requesting comments on many aspects of the proposal and therefore, the final rule may look considerably different than the proposal. We continue to work with state and federal regulators, as well as industry partners, to determine the potential impact.
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
Water Pollution Control
Cooling Water Intake Structure Regulation
December 31, 2013 Form 10-K page 23, March 31, 2014 Form 10-Q page 72 and June 30, 2014 Form 10-Q page 85. On May 19, 2014, the EPA issued a final cooling water intake rule under Section 316(b) of the Clean Water Act that establishes new requirements for the regulation of cooling water intakes at existing power plants and industrial facilities with a design flow of more than two million gallons of water per day.
On August 15, 2014, the EPA established October 14, 2014 as the effective date for each state to implement the provisions of the rule going forward when considering the renewal of permits for existing facilities on a case by case basis. On September 5, 2014, several environmental non-governmental groups and certain energy industry groups filed motions to litigate the provisions of the rule. This case is pending at the U.S. Fourth Circuit Court of Appeals.
We are assessing the potential impact of the rule on each of our affected facilities and are unable to predict the outcome of permitting decisions and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations, although such impacts could be material. See Part I, Item 1. Note 8. Commitments and Contingent Liabilities—Clean Water Act Permit Renewals for additional information.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. Power:
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. PSE&G:
Exhibit 4 (a) (22):	Supplemental Indenture dated August 1, 2014
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
(Registrant)

By:	/S/ STUART J. BLACK
Stuart J. Black Vice President and Controller (Principal Accounting Officer)
Date: October 30, 2014

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC
(Registrant)

By:	/S/ STUART J. BLACK
Stuart J. Black Vice President and Controller (Principal Accounting Officer)
Date: October 30, 2014

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
(Registrant)

By:	/S/ STUART J. BLACK
Stuart J. Black Vice President and Controller (Principal Accounting Officer)
Date: October 30, 2014