Form 10-Q
period 2015-09-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2015-10-30
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2015, Public Service Enterprise Group Incorporated had outstanding 505,961,856 shares of its sole class of Common Stock, without par value.
As of October 20, 2015, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$2,688	$2,641	$8,137	$8,113
OPERATING EXPENSES
Energy Costs	815	863	2,577	3,008
Operation and Maintenance	746	714	2,170	2,370
Depreciation and Amortization	313	318	960	919
Total Operating Expenses	1,874	1,895	5,707	6,297
OPERATING INCOME	814	746	2,430	1,816
Income from Equity Method Investments	3	3	10	10
Other Income	47	75	171	185
Other Deductions	(14)	(9)	(36)	(31)
Other-Than-Temporary Impairments	(30)	(10)	(45)	(14)
Interest Expense	(96)	(100)	(291)	(291)
INCOME BEFORE INCOME TAXES	724	705	2,239	1,675
Income Tax Expense	(285)	(261)	(869)	(633)
NET INCOME	$439	$444	$1,370	$1,042
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	506	505	506
DILUTED	508	507	508	507
NET INCOME PER SHARE:
BASIC	$0.87	$0.88	$2.71	$2.06
DILUTED	$0.87	$0.87	$2.70	$2.05
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.39	$0.37	$1.17	$1.11

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$439	$444	$1,370	$1,042
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $33, $33, $35 and $21 for the three and nine months ended 2015 and 2014, respectively	(31)	(30)	(32)	(17)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $(1), $6 and $(3) for the three and nine months ended 2015 and 2014, respectively	—	1	(9)	4
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(5), $(2), $(17) and $(5) for three and nine months ended 2015 and 2014, respectively	9	3	25	9
Other Comprehensive Income (Loss), net of tax	(22)	(26)	(16)	(4)
COMPREHENSIVE INCOME	$417	$418	$1,354	$1,038

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$271	$402
Accounts Receivable, net of allowances of $59 and $52 in 2015 and 2014, respectively	1,199	1,254
Tax Receivable	5	211
Unbilled Revenues	203	284
Fuel	451	538
Materials and Supplies, net	472	484
Prepayments	180	108
Derivative Contracts	162	240
Deferred Income Taxes	23	11
Regulatory Assets	189	323
Regulatory Assets of Variable Interest Entities (VIEs)	—	249
Restricted Cash of VIEs	26	—
Other	23	15
Total Current Assets	3,204	4,119
PROPERTY, PLANT AND EQUIPMENT	34,625	32,196
Less: Accumulated Depreciation and Amortization	(9,020)	(8,607)
Net Property, Plant and Equipment	25,605	23,589
NONCURRENT ASSETS
Regulatory Assets	3,161	3,192
Long-Term Investments	1,235	1,307
Nuclear Decommissioning Trust (NDT) Fund	1,715	1,780
Long-Term Tax Receivable	165	64
Long-Term Receivable of VIE	601	580
Other Special Funds	230	212
Goodwill	16	16
Other Intangibles	122	84
Derivative Contracts	91	77
Restricted Cash of VIEs	—	24
Other	279	289
Total Noncurrent Assets	7,615	7,625
TOTAL ASSETS	$36,424	$35,333

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$1,038	$624
Securitization Debt of VIEs Due Within One Year	68	259
Commercial Paper and Loans	20	—
Accounts Payable	1,046	1,178
Derivative Contracts	70	132
Accrued Interest	123	95
Accrued Taxes	204	21
Deferred Income Taxes	—	173
Clean Energy Program	185	142
Obligation to Return Cash Collateral	126	121
Regulatory Liabilities	208	186
Regulatory Liabilities of VIEs	3	—
Other	513	547
Total Current Liabilities	3,604	3,478
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	7,672	7,303
Regulatory Liabilities	181	258
Regulatory Liabilities of VIEs	—	39
Asset Retirement Obligations	776	743
Other Postretirement Benefit (OPEB) Costs	1,250	1,277
OPEB Costs of Servco	480	452
Accrued Pension Costs	373	440
Accrued Pension Costs of Servco	118	126
Environmental Costs	438	417
Derivative Contracts	23	33
Long-Term Accrued Taxes	287	208
Other	156	112
Total Noncurrent Liabilities	11,754	11,408
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Total Long-Term Debt	8,132	8,261
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2015 and 2014—533,556,660 shares	4,894	4,876
Treasury Stock, at cost, 2015— 28,238,912 shares; 2014— 27,720,068 shares	(667)	(635)
Retained Earnings	9,005	8,227
Accumulated Other Comprehensive Loss	(299)	(283)
Total Common Stockholders’ Equity	12,933	12,185
Noncontrolling Interest	1	1
Total Stockholders’ Equity	12,934	12,186
Total Capitalization	21,066	20,447
TOTAL LIABILITIES AND CAPITALIZATION	$36,424	$35,333

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,370	$1,042
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	960	919
Amortization of Nuclear Fuel	162	151
Provision for Deferred Income Taxes (Other than Leases) and ITC	230	103
Non-Cash Employee Benefit Plan Costs	121	36
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	6	(30)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(87)	237
Change in Accrued Storm Costs	15	(3)
Net Change in Other Regulatory Assets and Liabilities	26	276
Cost of Removal	(82)	(68)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(2)	(99)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	206	95
Accrued Taxes	127	127
Margin Deposit	142	(173)
Other Current Assets and Liabilities	15	(103)
Employee Benefit Plan Funding and Related Payments	(87)	(76)
Other	106	102
Net Cash Provided By (Used In) Operating Activities	3,228	2,536
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,782)	(1,922)
Proceeds from Sales of Capital Leases and Investments	12	11
Proceeds from Sales of Available-for-Sale Securities	1,120	1,224
Investments in Available-for-Sale Securities	(1,163)	(1,241)
Other	(28)	(60)
Net Cash Provided By (Used In) Investing Activities	(2,841)	(1,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	20	(60)
Issuance of Long-Term Debt	600	1,000
Redemption of Long-Term Debt	(300)	(500)
Redemption of Securitization Debt	(191)	(170)
Cash Dividends Paid on Common Stock	(592)	(561)
Other	(55)	(47)
Net Cash Provided By (Used In) Financing Activities	(518)	(338)
Net Increase (Decrease) in Cash and Cash Equivalents	(131)	210
Cash and Cash Equivalents at Beginning of Period	402	493
Cash and Cash Equivalents at End of Period	$271	$703
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$292	$284
Interest Paid, Net of Amounts Capitalized	$265	$269
Accrued Property, Plant and Equipment Expenditures	$321	$286

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$1,766	$1,655	$5,234	$5,235
OPERATING EXPENSES
Energy Costs	740	668	2,176	2,278
Operation and Maintenance	391	366	1,171	1,190
Depreciation and Amortization	231	238	712	682
Total Operating Expenses	1,362	1,272	4,059	4,150
OPERATING INCOME	404	383	1,175	1,085
Other Income	22	16	59	44
Other Deductions	—	(2)	(2)	(3)
Interest Expense	(67)	(71)	(203)	(206)
INCOME BEFORE INCOME TAXES	359	326	1,029	920
Income Tax Expense	(137)	(126)	(398)	(355)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$222	$200	$631	$565

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$222	$200	$631	$565
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 for the three and nine months ended 2015 and 2014, respectively	—	1	(1)	1
COMPREHENSIVE INCOME	$222	$201	$630	$566

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14	$310
Accounts Receivable, net of allowances of $59 and $52 in 2015 and 2014, respectively	938	864
Accounts Receivable-Affiliated Companies	7	274
Unbilled Revenues	203	284
Materials and Supplies	146	133
Prepayments	109	42
Regulatory Assets	189	323
Regulatory Assets of VIEs	—	249
Derivative Contracts	4	18
Deferred Income Taxes	47	24
Restricted Cash of VIEs	26	—
Other	17	7
Total Current Assets	1,700	2,528
PROPERTY, PLANT AND EQUIPMENT	22,940	21,103
Less: Accumulated Depreciation and Amortization	(5,419)	(5,183)
Net Property, Plant and Equipment	17,521	15,920
NONCURRENT ASSETS
Regulatory Assets	3,161	3,192
Long-Term Investments	335	348
Other Special Funds	52	53
Derivative Contracts	—	8
Restricted Cash of VIEs	—	24
Other	140	150
Total Noncurrent Assets	3,688	3,775
TOTAL ASSETS	$22,909	$22,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$171	$300
Securitization Debt of VIEs Due Within One Year	68	259
Commercial Paper and Loans	20	—
Accounts Payable	567	574
Accounts Payable—Affiliated Companies	208	379
Accrued Interest	80	68
Clean Energy Program	185	142
Deferred Income Taxes	—	165
Obligation to Return Cash Collateral	126	121
Regulatory Liabilities	208	186
Regulatory Liabilities of VIEs	3	—
Other	357	381
Total Current Liabilities	1,993	2,575
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,896	4,575
Other Postretirement Benefit (OPEB) Costs	929	967
Accrued Pension Costs	131	173
Regulatory Liabilities	181	258
Regulatory Liabilities of VIEs	—	39
Environmental Costs	387	364
Asset Retirement Obligations	304	290
Long-Term Accrued Taxes	165	116
Derivative Contracts	7	—
Other	58	67
Total Noncurrent Liabilities	7,058	6,849
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Total Long-Term Debt	6,441	6,012
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2015 and 2014—132,450,344 shares	892	892
Contributed Capital	695	695
Basis Adjustment	986	986
Retained Earnings	4,843	4,212
Accumulated Other Comprehensive Income	1	2
Total Stockholder’s Equity	7,417	6,787
Total Capitalization	13,858	12,799
TOTAL LIABILITIES AND CAPITALIZATION	$22,909	$22,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$631	$565
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	712	682
Provision for Deferred Income Taxes and ITC	96	93
Non-Cash Employee Benefit Plan Costs	71	21
Cost of Removal	(82)	(68)
Change in Accrued Storm Costs	15	(3)
Net Change in Other Regulatory Assets and Liabilities	26	276
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	30	71
Materials and Supplies	(13)	(15)
Prepayments	(67)	(92)
Accounts Payable	34	(3)
Accounts Receivable/Payable—Affiliated Companies, net	190	(113)
Other Current Assets and Liabilities	(18)	(6)
Employee Benefit Plan Funding and Related Payments	(72)	(67)
Other	(35)	2
Net Cash Provided By (Used In) Operating Activities	1,518	1,343
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,946)	(1,493)
Proceeds from Sales of Available-for-Sale Securities	16	98
Investments in Available-for-Sale Securities	(18)	(96)
Other	13	1
Net Cash Provided By (Used In) Investing Activities	(1,935)	(1,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	20	(60)
Issuance of Long-Term Debt	600	1,000
Redemption of Long-Term Debt	(300)	(500)
Redemption of Securitization Debt	(191)	(170)
Contributed Capital	—	175
Other	(8)	(11)
Net Cash Provided By (Used In) Financing Activities	121	434
Net Increase (Decrease) In Cash and Cash Equivalents	(296)	287
Cash and Cash Equivalents at Beginning of Period	310	18
Cash and Cash Equivalents at End of Period	$14	$305
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(29)	$174
Interest Paid, Net of Amounts Capitalized	$186	$188
Accrued Property, Plant and Equipment Expenditures	$251	$238

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$1,096	$1,138	$3,846	$3,824
OPERATING EXPENSES
Energy Costs	367	472	1,669	2,036
Operation and Maintenance	263	242	748	871
Depreciation and Amortization	75	71	226	215
Total Operating Expenses	705	785	2,643	3,122
OPERATING INCOME	391	353	1,203	702
Income from Equity Method Investments	3	4	11	11
Other Income	25	56	109	135
Other Deductions	(14)	(6)	(32)	(25)
Other-Than-Temporary Impairments	(30)	(10)	(45)	(14)
Interest Expense	(30)	(31)	(94)	(92)
INCOME BEFORE INCOME TAXES	345	366	1,152	717
Income Tax Expense	(139)	(144)	(445)	(277)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$206	$222	$707	$440

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$206	$222	$707	$440
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $32, $34, $33 and $23 for the three and nine months ended 2015 and 2014, respectively	(29)	(30)	(29)	(19)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1), $0, $6 and $(2) for the three and nine months ended 2015 and 2014, respectively	—	1	(9)	4
Pension/OPEB adjustment, net of tax (expense) benefit of $(5), $(1), $(15) and $(4) for the three and nine months ended 2015 and 2014, respectively	7	2	21	7
Other Comprehensive Income (Loss), net of tax	(22)	(27)	(17)	(8)
COMPREHENSIVE INCOME	$184	$195	$690	$432

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15	$9
Accounts Receivable	218	334
Accounts Receivable—Affiliated Companies	158	313
Tax Receivable	3	3
Short-Term Loan to Affiliate	865	584
Fuel	451	538
Materials and Supplies, net	324	350
Derivative Contracts	147	207
Prepayments	36	17
Other	7	4
Total Current Assets	2,224	2,359
PROPERTY, PLANT AND EQUIPMENT	11,273	10,732
Less: Accumulated Depreciation and Amortization	(3,366)	(3,217)
Net Property, Plant and Equipment	7,907	7,515
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,715	1,780
Long-Term Investments	116	121
Goodwill	16	16
Other Intangibles	122	84
Other Special Funds	56	49
Derivative Contracts	91	62
Other	67	60
Total Noncurrent Assets	2,183	2,172
TOTAL ASSETS	$12,314	$12,046

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$853	$300
Accounts Payable	315	424
Accounts Payable-Affiliated Companies	117	118
Derivative Contracts	70	132
Deferred Income Taxes	44	43
Accrued Interest	43	27
Other	132	140
Total Current Liabilities	1,574	1,184
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	2,148	2,065
Asset Retirement Obligations	469	450
Other Postretirement Benefit (OPEB) Costs	258	248
Derivative Contracts	16	33
Accrued Pension Costs	134	153
Long-Term Accrued Taxes	54	41
Other	121	71
Total Noncurrent Liabilities	3,200	3,061
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	1,691	2,243
MEMBER’S EQUITY
Contributed Capital	2,215	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,865	4,558
Accumulated Other Comprehensive Loss	(245)	(228)
Total Member’s Equity	5,849	5,558
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,314	$12,046

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$707	$440
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	226	215
Amortization of Nuclear Fuel	162	151
Provision for Deferred Income Taxes and ITC	109	5
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(87)	237
Non-Cash Employee Benefit Plan Costs	36	10
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(2)	(99)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	113	17
Margin Deposit	142	(173)
Accounts Receivable	54	49
Accounts Payable	(99)	(135)
Accounts Receivable/Payable—Affiliated Companies, net	115	299
Other Current Assets and Liabilities	(26)	28
Employee Benefit Plan Funding and Related Payments	(9)	(5)
Other	117	71
Net Cash Provided By (Used In) Operating Activities	1,558	1,110
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(797)	(414)
Proceeds from Sales of Available-for-Sale Securities	1,057	882
Investments in Available-for-Sale Securities	(1,083)	(898)
Short-Term Loan—Affiliated Company, net	(281)	167
Other	(46)	(63)
Net Cash Provided By (Used In) Investing Activities	(1,150)	(326)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(400)	(775)
Other	(2)	(3)
Net Cash Provided By (Used In) Financing Activities	(402)	(778)
Net Increase (Decrease) in Cash and Cash Equivalents	6	6
Cash and Cash Equivalents at Beginning of Period	9	6
Cash and Cash Equivalents at End of Period	$15	$12
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$284	$87
Interest Paid, Net of Amounts Capitalized	$76	$78
Accrued Property, Plant and Equipment Expenditures	$70	$66

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
PSEG is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

•
PSE&G—which is an operating public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs in New Jersey, which are regulated by the BPU.

•
Power—which is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply and energy trading functions through its principal direct wholly owned subsidiaries. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC) and the states in which they operate.

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
The update was originally to be effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board issued new guidance deferring the effective date by one year to periods beginning after December 31, 2017. Early application will be permitted as of the original effective date. We are currently analyzing the impact of this standard on our financial statements.

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
PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of September 30, 2015 and December 31, 2014. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first nine months of 2015 or in 2014. PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II. In June 2015, Transition Funding II paid its final securitization bond payment and Transition Funding I is scheduled to make its final securitization bond payment in December 2015.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

PSEG recognized a long-term receivable primarily related to future funding by LIPA of Servco’s recognized pension and other postretirement benefit (OPEB) liabilities. This receivable is presented separately on the Condensed Consolidated Balance Sheet of PSEG as a noncurrent asset because it is restricted. See Note 7. Pension and Other Postretirement Benefits for additional information.
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $96 million and $107 million for the three months and $262 million and $307 million for the nine months ended September 30, 2015 and 2014, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG's Condensed Consolidated Statement of Operations.

Note 4. Rate Filings
The following information discusses significant updates regarding orders and pending rate filings. This Note should be read in conjunction with Note 5. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2014.
In addition to items previously reported in the Annual Report on Form 10-K, significant 2015 regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:

•
Energy Strong Recovery Filing—In June 2015, PSE&G updated its Energy Strong electric and gas cost recovery petition filed in March 2015 seeking BPU approval to recover in base rates estimated annual increases in electric revenues of $6 million and gas revenues of $17 million. These increases represent a return on investment and recovery of Energy Strong capitalized investment costs placed in service from December 1, 2014 through May 31, 2015 for electric and from June 1, 2014 through May 31, 2015 for gas. In August 2015, the BPU provisionally approved PSE&G's request effective September 1, 2015.

In September 2015, PSE&G filed its Energy Strong electric cost recovery petition seeking BPU approval to recover the revenue requirements associated with Energy Strong capitalized investment costs placed in service from June 1, 2015 through November 30, 2015. The annualized requested increase in electric revenue requirements is $14 million. The petition requests rates to be effective March 1, 2016, consistent with the BPU Order of approval of the Energy Strong Program. This matter is pending.

•
Basic Gas Supply Service (BGSS)—In March 2015, PSE&G filed a letter with the BPU to extend the 28 cents per therm residential rate reduction via a bill credit for one additional month through April 30, 2015, which provided an additional approximate $31 million credit to customers.

In April 2015, the BPU issued an Order approving PSE&G’s provisional BGSS rate of 45 cents per therm which had been implemented on October 1, 2014.
In June 2015, PSE&G made its Annual BGSS Filing with the BPU requesting a reduction of $70 million in annual BGSS revenues. In September 2015, the BPU approved a Stipulation in this matter on a provisional basis and the BGSS rate was reduced from approximately 45 cents to 40 cents per therm effective October 1, 2015.

•
Weather Normalization Clause—On April 15, 2015, the BPU approved PSE&G's final filing with respect to excess revenues collected during the colder than normal 2013-2014 Winter Period (October 1, 2013 through May 31, 2014). Effective October 1, 2014, PSEG commenced returning $45 million in revenues to its customers during the 2014-2015 Winter Period (October 1, 2014 through May 31, 2015).

In September 2015, the BPU approved PSE&G's filing on a provisional basis with respect to excess revenues collected during the colder than normal 2014-2015 Winter Period. Effective October 1, 2015, PSE&G commenced returning $40 million in revenues to its customers during the 2015-2016 Winter Period (October 1, 2015 through May 31, 2016).

•	Solar and Energy Efficiency - Green Program Recovery Charges (GPRC) and Solar Pilot Recovery Charge
(SPRC)—In April 2015, the BPU approved PSE&G’s petition for an Energy Efficiency Economic Stimulus Extension II Program (EEE Ext II) to extend three EEE subprograms (multi-family, direct install and hospital efficiency). The Order allows PSE&G to extend the subprogram offerings under the same clause recovery process as its existing EEE Program and allows for $95 million of additional capital expenditures over the next three years and an allowance for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

$12 million of additional administrative expenses over the next 15 years. The EEE Ext II program was added as a ninth component of the GPRC rate effective May 1, 2015.
In July of each year, PSE&G files for annual recovery for its Green Program investments which include a return on its investment and recovery of expenses. In May 2015, the BPU approved PSE&G’s July 2014 filing requesting recovery of costs and investments in the first eight combined components of the electric and gas GPRC for the period October 1, 2014 through September 30, 2015. In July 2015, PSE&G filed its annual GPRC and SPRC cost recovery petitions with the BPU, requesting recovery of costs and investments for the first eight combined components of the electric and gas GPRC, as well as the electric SPRC. The filings proposed rates for the period October 1, 2015 through September 30, 2016 designed to recover approximately $66 million and $10 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G's implementation of these BPU approved programs. In September 2015, the BPU approved the July 2015 filings on a provisional basis, with new rates effective October 1, 2015.

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

The 2016 Annual Formula Rate Update was filed with FERC in October 2015 and provides for approximately $146 million in increased annual transmission revenues effective January 1, 2016.

•
Remediation Adjustment Charge (RAC)—In August 2015, the BPU approved PSE&G's filing with respect to its RAC 22 petition allowing recovery of $85 million effective September 1, 2015 related to net Manufactured Gas Plant expenditures from August 1, 2013 through July 31, 2014.

•
Universal Service Fund (USF)/Lifeline—In September 2015, the BPU approved rates set to recover costs incurred under the USF/Lifeline energy assistance programs effective October 1, 2015. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on Net Income.

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

Credit Risk Profile Based on Payment Activity
	As of	As of
Consumer Loans	September 30, 2015	December 31, 2014
	Millions
Commercial/Industrial	$180	$188
Residential	13	13
Total	$193	$201

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

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
The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2015 and December 31, 2014, respectively.

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
Lease Receivables (net of Non-Recourse Debt)	$631	$691
Estimated Residual Value of Leased Assets	519	525
Unearned and Deferred Income	(368)	(380)
Gross Investment in Leases	782	836
Deferred Tax Liabilities	(706)	(738)
Net Investment in Leases	$76	$98

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating (Standard & Poor's (S&P))	As of
As of September 30, 2015	September 30, 2015
Millions
AA	$17
BBB+ — BBB-	316
BB-	134
B-	164
Total	$631

The “BB-” and the "B-" ratings in the preceding table represent lease receivables related to coal-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2015, the gross investment in the leases of such assets, net of non-recourse debt, was $573 million ($(13) million, net of deferred taxes). A more detailed description of such assets under lease, as of September 30, 2015, is presented in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counter-parties’ S&P Credit Ratings As of September 30, 2015 (A)	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$121	17%	1,711	Coal	B-	NRG REMA, LLC
Conemaugh Station Units 1 and 2	PA	$121	17%	1,711	Coal	B-	NRG REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$113	100%	603	Coal	B-	NRG REMA, LLC

(A)
On October 2, 2015, S&P lowered the B- rating for NRG REMA, LLC, an indirect subsidiary of NRG Energy, Inc., to CCC+. Potential adverse consequences relevant to the downgrade are discussed in the following paragraph.

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
In early 2014, NRG REMA, LLC had disclosed its plan to place the Shawville generating facility in a “long-term protective layup” by April 2015 as it evaluated its alternatives under the lease. However, NRG has since notified PJM that it deactivated the coal-fired units at the Shawville generating facility in June 2015 and has disclosed that it expects to return the Shawville units to service in the summer of 2016 with the ability to use natural gas.

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

	As of September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$667	$176	$(18)	$825
Debt Securities
Government Obligations	445	10	(1)	454
Other Debt Securities	402	6	(7)	401
Total Debt Securities	847	16	(8)	855
Other Securities	35	—	—	35
Total NDT Available-for-Sale Securities	$1,549	$192	$(26)	$1,715

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$685	$220	$(8)	$897
Debt Securities
Government Obligations	430	9	(1)	438
Other Debt Securities	333	9	(3)	339
Total Debt Securities	763	18	(4)	777
Other Securities	106	—	—	106
Total NDT Available-for-Sale Securities	$1,554	$238	$(12)	$1,780

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
Accounts Receivable	$10	$10
Accounts Payable	$4	$2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2015				As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$143	$(18)	$1	$—	$162	$(8)	$1	$—
Debt Securities
Government Obligations (B)	90	(1)	15	—	95	—	28	(1)
Other Debt Securities (C)	164	(5)	29	(2)	99	(1)	30	(2)
Total Debt Securities	254	(6)	44	(2)	194	(1)	58	(3)
NDT Available-for-Sale Securities	$397	$(24)	$45	$(2)	$356	$(9)	$59	$(3)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2015.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2015.

(C)
Debt Securities (Other)—Power’s investments in corporate bonds, collateralized mortgage obligations, asset-backed securities and municipal government obligations are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2015.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Millions
Proceeds from NDT Fund Sales (A)	$215	$221	$1,037	$779
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	14	45	47	101
Gross Realized Losses	(11)	(3)	(24)	(12)
Net Realized Gains (Losses) on NDT Fund	$3	$42	$23	$89

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $82 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The NDT available-for-sale debt securities held as of September 30, 2015 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$8
1 - 5 years	236
6 - 10 years	201
11 - 15 years	51
16 - 20 years	51
Over 20 years	308
Total NDT Available-for-Sale Debt Securities	$855

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2015, other-than-temporary impairments of $45 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$9	$—	$20
Debt Securities
Government Obligations	106	1	(1)	106
Other Debt Securities	86	—	(2)	84
Total Debt Securities	192	1	(3)	190
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$204	$10	$(3)	$211

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$11	$—	$23
Debt Securities
Government Obligations	89	2	—	91
Other Debt Securities	74	1	—	75
Total Debt Securities	163	3	—	166
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$177	$14	$—	$191

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
Accounts Receivable	$1	$1
Accounts Payable	$1	$—

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2015				As of December 31, 2014
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	47	(2)	2	—	2	—	—	—
Other Debt Securities (C)	41	(1)	9	—	24	—	—	—
Total Debt Securities	88	(3)	11	—	26	—	—	—
Rabbi Trust Available-for-Sale Securities	$88	$(3)	$11	$—	$26	$—	$—	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

(C)
Debt Securities (Other)—PSEG’s investments in corporate bonds, collateralized mortgage obligations, asset-backed securities and municipal government obligations are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2015.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Millions
Proceeds from Rabbi Trust Sales (A)	$20	$419	$83	$445
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$2	$2	$4
Gross Realized Losses	(1)	(2)	(1)	(3)
Net Realized Gains (Losses) on Rabbi Trust	$(1)	$—	$1	$1

(A)	Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains disclosed in the preceding table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $4 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of September 30, 2015.
The Rabbi Trust available-for-sale debt securities held as of September 30, 2015 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$5
1 - 5 years	49
6 - 10 years	39
11 - 15 years	8
16 - 20 years	9
Over 20 years	80
Total Rabbi Trust Available-for-Sale Debt Securities	$190

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The fair value of assets in the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
PSE&G	$42	$41
Power	52	45
Other	117	105
Total Rabbi Trust Available-for-Sale Securities	$211	$191

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
Pension and OPEB costs for PSEG, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Millions
Components of Net Periodic Benefit Costs (Credit)
Service Cost	$30	$26	$5	$5	$92	$78	$16	$14
Interest Cost	59	58	16	18	176	176	50	52
Expected Return on Plan Assets	(103)	(99)	(7)	(7)	(310)	(299)	(22)	(20)
Amortization of Net
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)	(14)	(14)	(11)	(11)
Actuarial Loss	38	14	11	6	112	42	32	18
Total Benefit Costs (Credit)	$19	$(6)	$21	$18	$56	$(17)	$65	$53

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	Millions
PSE&G	$10	$(4)	$13	$12	$30	$(14)	$41	$35
Power	5	(2)	7	5	16	(5)	20	15
Other	4	—	1	1	10	2	4	3
Total Benefit Costs (Credit)	$19	$(6)	$21	$18	$56	$(17)	$65	$53

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco's pension-related revenues and costs were $17 million and $30 million for the three months and nine months ended September 30, 2015, respectively, completing its entire planned contribution for the year 2015. Servco's pension-related revenues and costs were $21 million and $67 million for the three months and nine months ended September 30, 2014, respectively. The OPEB-related revenues earned and costs incurred for each of the three months and nine months ended September 30, 2015 and 2014 were immaterial.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The face value of Power's outstanding guarantees, current exposure and margin positions as of September 30, 2015 and December 31, 2014 are shown as follows:

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
Face Value of Outstanding Guarantees	$1,733	$1,814
Exposure under Current Guarantees	$184	$273

Letters of Credit Margin Posted	$178	$159
Letters of Credit Margin Received	$80	$40

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(44)	$(13)
Net Broker Balance Deposited (Received)	$4	$115

In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$796	$945
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,375	$3,495

Additional Amounts Posted:
Other Letters of Credit	$47	$45

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
In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a three level downgrade from its current S&P and Moody’s ratings, many of these agreements allow the counterparty to demand further performance assurance. See table above.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power's various other non-energy contractual and environmental obligations. See preceding table. PSEG had also issued a $106 million guarantee to support Power's payment obligations related to its equity interest in the PennEast natural gas pipeline and a $21 million guarantee to support Power's payment obligations related to construction of a 755 MW gas-fired combined cycle generating station in Maryland. In the event that PSEG were to be downgraded to below investment grade and failed to meet minimum net worth requirements, these guarantees would each have to be replaced by a letter of credit.
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
In 2012, Tierra/Maxus withdrew from the CPG and refused to participate as members going forward, other than with respect to their obligation to fund the EPA’s portion of its RI/FS oversight costs. At such time, the remaining members of the CPG, in agreement with the EPA, commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. PSEG’s share of the cost of that effort is approximately three percent. The remaining CPG members have reserved their rights to seek reimbursement from Tierra/Maxus for the costs of the River Mile 10.9 removal.
On April 11, 2014, the EPA released its revised draft “Focused Feasibility Study” (FFS) which contemplates the removal of 4.3 million cubic yards of sediment from the bottom of the lower eight miles of the 17-mile stretch of the Passaic River. The revised draft FFS sets forth various alternatives for remediating this portion of the Passaic River. The EPA’s estimated costs to remediate the lower eight miles of the Passaic River range from $365 million for a targeted remedy to $3.3 billion for a deep dredge of this portion of the Passaic River. The EPA also identified in the revised draft FFS its preferred alternative, which would involve dredging the lower eight miles of the river bank-to-bank and installing an engineered cap. The estimated cost in the revised draft FFS for the EPA's preferred alternative is $1.7 billion. No provisional cost allocation has been made by the CPG for the work contemplated by the revised draft FFS, and the work contemplated by the revised draft FFS is not subject to the CPG’s cost sharing allocation agreed to in connection with the removal work for River Mile 10.9 or in connection with the conduct of the RI/FS.
The revised draft FFS was subject to a public comment period, and remains subject to the EPA’s response to comments submitted, a design phase and at least an estimated five years for completion of the work. The public comment period for the revised draft FFS closed on August 21, 2014. Over 300 comments were submitted by a variety of entities potentially impacted by the revised draft FFS, including the CPG, individual companies, municipalities, public officials, citizens groups, Amtrak, NJ Transit and others.
The CPG, which consisted of 60 members as of September 30, 2015, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost of the RI/FS is approximately $151 million, which the CPG continues to incur. Of the estimated $151 million, as of August 31, 2015, the CPG had spent approximately $141 million, of which PSEG's total share was approximately $9 million.
The draft FS sets forth various alternatives for remediating the lower Passaic River. The draft FS sets forth the CPG’s estimated costs to remediate the lower 17 miles of the Passaic River which range from approximately $518 million to $3.2 billion. The CPG identified a targeted remedy in the draft FS which would involve removal, treatment and disposal of contaminated sediments taken from targeted locations within the entire 17 miles of the lower Passaic River. The estimated cost in the draft FS for the targeted remedy ranges from approximately $518 million to $772 million. No provisional cost allocation has been made

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

by the CPG for the work contemplated by the draft FS. However, based on (i) the low end of the range of the current estimates of costs to remediate, (ii) PSE&G's and Power's estimates of their share of those costs, and (iii) the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued a $10 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued a $3 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2015.
The EPA will consider the comments received on its revised draft FFS and is expected to consider the CPG’s RI/FS prior to issuing a Record of Decision (ROD) of a selected remedy for the lower Passaic River. The EPA has broad authority to implement its selected remedy through the ROD and PSEG cannot at this time predict how the implementation of the ROD might impact PSE&G's and Power's ultimate liability. Until (i) the RI/FS is finalized, (ii) a final remedy is determined by the EPA or through litigation, (iii) PSE&G's and Power’s respective shares of the costs, both in the aggregate as well as individually, are determined, and (iv) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on our financial statements. It is possible that PSE&G and Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $450 million and $518 million through 2021, including its $10 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $450 million as of September 30, 2015. Of this amount, $73 million was recorded in Other Current Liabilities and $377 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $450 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.

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
In 2001, the NJDEP issued a renewed NJPDES permit for Salem, expiring in July 2006, allowing for the continued operation of Salem with its existing cooling water intake system. In February 2006, Power filed with the NJDEP a renewal application allowing Salem to continue operating under its existing NJPDES permit until a new permit is issued. On June 30, 2015, the NJDEP issued a draft Salem permit. The draft permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system with certain required system modifications. The draft permit was subject to a public notice and comment period. The NJDEP may make revisions before issuing the final permit expected during the first half of 2016. Power participated in the NJDEP’s August 5, 2015 public hearing and submitted comments on the draft permit on September 18, 2015.
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
State permitting decisions could have a material impact on Power’s ability to renew permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1.0 billion, of which Power’s share would have been approximately $575 million. The filing has not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures.
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
Steam Electric Effluent Guidelines
On September 30, 2015, the EPA issued a new Effluent Guidelines Limitation Rule for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power's Mercer and Bridgeport Harbor stations have bottom ash transport water discharges that are regulated under this rule. Power is unable to predict if these new standards will have a material impact on Power's future capital requirements, financial condition or results of operations.
Coal Combustion Residuals (CCRs)
On December 19, 2014, the EPA issued a final rule which regulates CCRs as non-hazardous and requires that facility owners implement a series of actions to close or upgrade existing CCR surface impoundments and/or landfills. It also establishes new provisions for the construction of new surface impoundments and landfills. Power's Hudson and Mercer generating stations, along with its co-owned Keystone and Conemaugh stations, are subject to the provisions of this rule. On April 17, 2015, the final rule was published with an effective date of October 19, 2015. Accordingly in June 2015, Power recorded an additional asset retirement obligation to comply with the final CCR rule which was not material to Power’s results of operations, financial condition or cash flows.
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
table of contents (UNAUDITED)

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
Minimum Fuel Purchase Requirements
Power’s nuclear fuel strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2017 and a significant portion through 2020 at Salem, Hope Creek and Peach Bottom.
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
As of September 30, 2015, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2019
Millions
Nuclear Fuel
Uranium	$440
Enrichment	$345
Fabrication	$179
Natural Gas	$1,001
Coal	$331

Regulatory Proceedings
FERC Compliance
In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. Upon discovery of the errors, PSEG retained outside counsel to assist in the conduct of an investigation into the matter. As the investigation proceeded, additional pricing errors in the bids were identified. It was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. PSEG informed FERC, PJM and the PJM Independent Market Monitor (IMM) of these additional issues, corrected the identified errors and modified the bid quantities for its peaking units. Power continues to implement procedures to help mitigate the risk of similar issues occurring in the future. On September 2, 2014, FERC Staff initiated a preliminary, non-public staff investigation into the matter. This investigation, which is ongoing, could result in FERC seeking disgorgement of any over-collected amounts, civil penalties and non-financial remedies.
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
New Jersey Clean Energy Program
In June 2015, the BPU established the funding level for fiscal year 2016 applicable to its Renewable Energy and Energy Efficiency programs. The fiscal year 2016 aggregate funding for all EDCs is $345 million with PSE&G's share of the funding at $200 million. PSE&G has a current liability of $185 million as of September 30, 2015 for its outstanding share of the fiscal

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

year 2016 and remaining fiscal year 2015 funding, respectively. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).
Superstorm Sandy
In late October 2012, Superstorm Sandy caused severe damage to PSE&G's T&D system throughout its service territory as well as to some of Power's generation infrastructure in the northern part of New Jersey. Strong winds and the resulting storm surge caused damage to switching stations, substations and generating infrastructure.
PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. In June 2013, PSEG, PSE&G and Power filed suit in New Jersey state court (NJ Court) against its insurance carriers seeking an interpretation that the insurance policies cover their losses resulting from damage caused by Superstorm Sandy's storm surge.
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

Note 9. Changes in Capitalization
The following capital transactions occurred in the nine months ended September 30, 2015:
PSE&G

•	issued $350 million of 3.00% Secured Medium-Term Notes, Series K due May 2025,

•	issued $250 million of 4.05% Secured Medium-Term Notes, Series K due May 2045,

•	paid $300 million of 2.70% Secured Medium-Term Notes at maturity,

•	paid $183 million of Transition Funding's securitization debt, and

•	paid the final $8 million of Transition Funding II's securitization debt.
Power

•	paid cash dividends of $400 million to PSEG.

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
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchase normal sale (NPNS), cash flow hedge and fair value hedge accounting. PSEG, Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. Transactions receiving NPNS treatment are accounted for upon settlement. For a derivative instrument that qualifies and is designated as a cash flow hedge, the changes in the fair value of such a derivative that are highly effective are recorded in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction. For a derivative instrument that qualifies and is designated as a fair value hedge, the gains or losses on the derivative as well as the offsetting losses or gains on the hedged item attributable to the hedged risk are recognized in earnings each period. Power and PSE&G enter into additional contracts that are derivatives, but do not qualify for or are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and changes in the fair value of these contracts are recorded in earnings each period.
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
Cash Flow Hedges
PSEG and Power use forward sale contracts, swaps and futures contracts to hedge certain forecasted natural gas sales made to support the BGSS contract with PSE&G. These derivative transactions qualify and are designated as cash flow hedges.
As of September 30, 2015 and December 31, 2014, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity were as follows:

	As of	As of
	September 30, 2015	December 31, 2014
	Millions
Fair Value of Cash Flow Hedges	$2	$18
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$1	$10

The expiration date of the longest-dated cash flow hedge at Power is in December 2015. Power’s remaining $1 million of after-tax unrealized gains on these derivatives is expected to be reclassified to earnings during the next 12 months. There was no ineffectiveness associated with qualifying hedges as of September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of September 30, 2015, PSEG had interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of September 30, 2015 and December 31, 2014, the fair value of all the underlying hedges was $11 million and $22 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was immaterial as of September 30, 2015 and December 31, 2014, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of September 30, 2015
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Not Designated			Not Designated	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$2	$413	$(268)	$147	$4	$11	$162
Noncurrent Assets	—	284	(193)	91	—	—	91
Total Mark-to-Market Derivative Assets	$2	$697	$(461)	$238	$4	$11	$253
Derivative Contracts
Current Liabilities	$—	$(311)	$241	$(70)	$—	$—	$(70)
Noncurrent Liabilities	—	(178)	162	(16)	(7)	—	(23)
Total Mark-to-Market Derivative (Liabilities)	$—	$(489)	$403	$(86)	$(7)	$—	$(93)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$2	$208	$(58)	$152	$(3)	$11	$160

	As of December 31, 2014
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Not Designated			Not Designated	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$18	$597	$(408)	$207	$18	$15	$240
Noncurrent Assets	—	171	(109)	62	8	7	77
Total Mark-to-Market Derivative Assets	$18	$768	$(517)	$269	$26	$22	$317
Derivative Contracts
Current Liabilities	$—	$(568)	$436	$(132)	$—	$—	$(132)
Noncurrent Liabilities	—	(138)	105	(33)	—	—	(33)
Total Mark-to-Market Derivative (Liabilities)	$—	$(706)	$541	$(165)	$—	$—	$(165)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$18	$62	$24	$104	$26	$22	$152

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2015 and December 31, 2014. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2015 and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

December 31, 2014, net cash collateral (received) paid of $(58) million and $24 million, respectively, were netted against the corresponding net derivative contract positions. Of the $(58) million as of September 30, 2015, $(32) million and $(38) million of cash collateral were netted against current assets and noncurrent assets, respectively, and $5 million and $7 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $24 million as of December 31, 2014, $(4) million and $(8) million were netted against current assets and noncurrent assets, respectively, and $32 million and $4 million were netted against current liabilities and noncurrent liabilities, respectively.
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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $78 million and $127 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, Power had the contractual right of offset of $12 million and $18 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $66 million and $109 million as of September 30, 2015 and December 31, 2014, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $796 million and $945 million as of September 30, 2015 and December 31, 2014, respectively, discussed in Note 8. Commitments and Contingent Liabilities.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended September 30, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2015	2014		2015	2014		2015	2014
	Millions
PSEG
Energy-Related Contracts	$1	$3	Operating Revenues	$—	$1	Operating Revenues	$—	$—
Total PSEG	$1	$3		$—	$1		$—	$—
Power
Energy-Related Contracts	$1	$3	Operating Revenues	$—	$1	Operating Revenues	$—	$—
Total Power	$1	$3		$—	$1		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the nine months ended September 30, 2015 and 2014.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2015	2014		2015	2014		2015	2014
	Millions
PSEG
Energy-Related Contracts	$2	$(4)	Operating Revenues	$17	$(11)	Operating Revenues	$—	$—
Total PSEG	$2	$(4)		$17	$(11)		$—	$—
Power
Energy-Related Contracts	$2	$(4)	Operating Revenues	$17	$(11)	Operating Revenues	$—	$—
Total Power	$2	$(4)		$17	$(11)		$—	$—

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax		After-Tax
	Millions
Balance as of December 31, 2014	$17		$10
Gain Recognized in AOCI	1		1
Less: Gain Reclassified into Income	(17)		(10)
Balance as of June 30, 2015	$1		$1
Gain Recognized in AOCI	1	—	—
Less: Gain Reclassified into Income	—		—
Balance as of September 30, 2015	$2		$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months and nine months ended September 30, 2015 and 2014.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$154	$93	$202	$(759)
Energy-Related Contracts	Energy Costs	(4)	(12)	(4)	65
Total PSEG and Power		$150	$81	$198	$(694)

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the NPNS exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $5 million for each of the three months and $15 million for each of the nine months ended September 30, 2015 and 2014, respectively.
The following reflects the gross volume, on an absolute value basis, of derivatives as of September 30, 2015 and December 31, 2014.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of September 30, 2015
Natural Gas	Dth	193	—	154	39
Electricity	MWh	291	—	291	—
Financial Transmission Rights (FTRs)	MWh	21	—	21	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2014
Natural Gas	Dth	274	—	216	58
Electricity	MWh	310	—	310	—
FTRs	MWh	15	—	15	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—

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
As of September 30, 2015, 98% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

The following table provides information on Power’s credit risk from others, net of cash collateral, as of September 30, 2015. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$348	$118	$230	2	$127	(A)
Non-Investment Grade—External Rating	1	—	1	—	—
Investment Grade—No External Rating	11	—	11	—	—
Non-Investment Grade—No External Rating	4	—	4	—	—
Total	$364	$118	$246	2	$127

(A)	Represents net exposure of $87 million with PSE&G. The remaining net exposure of $40 million is with a non- affiliated power purchaser which is an investment grade counterparty.
As of September 30, 2015, collateral held from counterparties where Power had credit exposure included $43 million in cash collateral and $75 million in letters of credit.
As of September 30, 2015, Power had 133 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2015, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G's suppliers’ credit exposure is calculated each business day. As of September 30, 2015, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG, PSE&G and Power have the ability to access. These consist primarily of listed equity securities and money market mutual funds.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2015, these consisted primarily of long-term gas supply contracts and certain electric load contracts.
The following tables present information about PSEG’s, PSE&G’s and Power's respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2015
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$226	$—	$226	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$242	$(461)	$—	$694	$9
Interest Rate Swaps (C)	$11	$—	$—	$11	$—
NDT Fund (D)
Equity Securities	$825	$—	$824	$1	$—
Debt Securities—Govt Obligations	$454	$—	$—	$454	$—
Debt Securities—Other	$401	$—	$—	$401	$—
Other Securities	$35	$—	$35	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$20	$—	$20	$—	$—
Debt Securities—Govt Obligations	$106	$—	$—	$106	$—
Debt Securities—Other	$84	$—	$—	$84	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(93)	$403	$—	$(489)	$(7)
PSE&G
Assets:
Cash Equivalents (A)	$—	$—	$—	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$4	$—	$—	$—	$4
Rabbi Trust (D)
Equity Securities—Mutual Funds	$4	$—	$4	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$17	$—	$—	$17	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(7)	$—	$—	$—	$(7)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$238	$(461)	$—	$694	$5
NDT Fund (D)
Equity Securities	$825	$—	$824	$1	$—
Debt Securities—Govt Obligations	$454	$—	$—	$454	$—
Debt Securities—Other	$401	$—	$—	$401	$—
Other Securities	$35	$—	$35	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$21	$—	$—	$21	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(86)	$403	$—	$(489)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2014
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$295	$(517)	$—	$774	$38
Interest Rate Swaps (C)	$22	$—	$—	$22	$—
NDT Fund (D)
Equity Securities	$897	$—	$896	$1	$—
Debt Securities—Govt Obligations	$438	$—	$—	$438	$—
Debt Securities—Other	$339	$—	$—	$339	$—
Other Securities	$106	$—	$106	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$23	$—	$23	$—	$—
Debt Securities—Govt Obligations	$91	$—	$—	$91	$—
Debt Securities—Other	$75	$—	$—	$75	$—
Other Securities	$2	$—	$—	$2	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(165)	$541	$—	$(705)	$(1)
PSE&G
Assets:
Cash Equivalents (A)	$294	$—	$294	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$26	$—	$—	$—	$26
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$20	$—	$—	$20	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$269	$(517)	$—	$774	$12
NDT Fund (D)
Equity Securities	$897	$—	$896	$1	$—
Debt Securities—Govt Obligations	$438	$—	$—	$438	$—
Debt Securities—Other	$339	$—	$—	$339	$—
Other Securities	$106	$—	$106	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$18	$—	$—	$18	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(165)	$541	$—	$(705)	$(1)

(A)	Represents money market mutual funds.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of September 30, 2015, net cash collateral (received) paid of $(58) million, was netted against the corresponding net derivative contract positions. Of the $(58) million as of September 30, 2015, $(70) million of cash collateral was netted against assets, and $12 million was netted against liabilities. As of December 31, 2014, net cash collateral (received) paid of $24 million, was netted against the corresponding net derivative contract positions. Of the $24 million as of December 31, 2014, $(12) million of cash collateral was netted against assets, and $36 million was netted against liabilities.

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
For PSE&G and Power, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2015 and December 31, 2014.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2015		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$4	$(7)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.90/dekatherm
Total PSE&G		$4	$(7)
Power
Electricity	Electric Load Contracts	$4	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Other	Various (A)	1	—
Total Power		$5	$—
Total PSEG		$9	$(7)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2014		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$26	$—	Discounted Cash Flow	Transportation Costs	$0.70 to $1/dekatherm
Total PSE&G		$26	$—
Power
Electricity	Electric Load Contracts	$12	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Other	Various (B)	—	—
Total Power		$12	$(1)
Total PSEG		$38	$(1)

(A)Includes long-term electric positions which were immaterial as of September 30, 2015.

(B)	Includes gas supply positions and long-term electric capacity positions which were immaterial as of December 31, 2014.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2015 and September 30, 2014, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2015

	Three Months Ended September 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2015	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out	Balance as of September 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$8	$4	$(8)	$—	$(2)	$—	$2
PSE&G
Net Derivative Assets (Liabilities)	$5	$—	$(8)	$—	$—	$—	$(3)
Power
Net Derivative Assets (Liabilities)	$3	$4	$—	$—	$(2)	$—	$5

	Nine Months Ended September 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2015	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out	Balance as of September 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$37	$12	$(29)	$—	$(18)	$—	$2
PSE&G
Net Derivative Assets (Liabilities)	$26	$—	$(29)	$—	$—	$—	$(3)
Power
Net Derivative Assets (Liabilities)	$11	$12	$—	$—	$(18)	$—	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2014

	Three Months Ended September 30, 2014
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2014	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2014
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$(8)	$(9)	$—	$(4)	$—	$(8)
PSE&G
Net Derivative Assets (Liabilities)	$22	$—	$(9)	$—	$—	$—	$13
Power
Net Derivative Assets (Liabilities)	$(9)	$(8)	$—	$—	$(4)	$—	$(21)

	Nine Months Ended September 30, 2014
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2014	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2014
	Millions
PSEG
Net Derivative Assets (Liabilities)	$88	$(66)	$(81)	$—	$54	$(3)	$(8)
PSE&G
Net Derivative Assets (Liabilities)	$94	$—	$(81)	$—	$—	$—	$13
Power
Net Derivative Assets (Liabilities)	$(6)	$(66)	$—	$—	$54	$(3)	$(21)

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities includes $4 million and $12 million in Operating Income for the three months and nine months ended September 30, 2015, respectively. Of the $4 million in Operating Income, $3 million is unrealized. Of the $12 million in Operating Income, $(6) million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

(C)
Represents $(2) million and $(18) million in settlements for the three months and nine months ended September 30, 2015. Includes $(4) million and $54 million in settlements for the three months and nine months ended September 30, 2014.

(D)
There were no transfers among levels during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015. During the nine months ended September 30, 2014, $(3) million of net derivative assets/liabilities were transferred from Level 3 to Level 2 due to more observable pricing for the underlying securities. The transfers were recognized as of the beginning of the quarters in which the transfers first occurred as per PSEG's policy.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(8) million and $(66) million in Operating Income for the three months and nine months ended September 30, 2014, respectively. Of the $(8) million in Operating Income, $(12) million is unrealized. Of the $(66) million in Operating Income, $(11) million is unrealized.

As of September 30, 2015, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $2 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2014, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $8 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2015 and December 31, 2014.

	As of		As of
	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$7	$11	$14	$22
PSE&G (B)	6,612	7,102	6,312	6,912
Transition Funding (PSE&G) (B)	68	69	251	261
Transition Funding II (PSE&G) (B)	—	—	8	8
Power - Recourse Debt (B)	2,544	2,856	2,543	2,930
Energy Holdings:
Project Level, Non-Recourse Debt (C)	7	7	16	16
Total Long-Term Debt	$9,238	$10,045	$9,144	$10,149

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Note 12. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$24	$—	$24
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	6	—	—	6
Other	2	1	—	3
Total Other Income	$22	$25	$—	$47
Nine Months Ended September 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$78	$—	$78
Allowance for Funds Used During Construction	36	—	—	36
Solar Loan Interest	18	—	—	18
Gain on Insurance Recovery	—	28	—	28
Other	5	3	3	11
Total Other Income	$59	$109	$3	$171
Three Months Ended September 30, 2014
NDT Fund Gains, Interest, Dividend and Other Income	$—	$55	$—	$55
Allowance for Funds Used During Construction	8	—	—	8
Solar Loan Interest	6	—	—	6
Other	2	1	3	6
Total Other Income	$16	$56	$3	$75
Nine Months Ended September 30, 2014
NDT Fund Gains, Interest, Dividend and Other Income	$—	$133	$—	$133
Allowance for Funds Used During Construction	21	—	—	21
Solar Loan Interest	18	—	—	18
Other	5	2	6	13
Total Other Income	$44	$135	$6	$185

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2015
NDT Fund Realized Losses and Expenses	$—	$13	$—	$13
Other	—	1	—	1
Total Other Deductions	$—	$14	$—	$14
Nine Months Ended September 30, 2015
NDT Fund Realized Losses and Expenses	$—	$30	$—	$30
Other	2	2	2	6
Total Other Deductions	$2	$32	$2	$36
Three Months Ended September 30, 2014
NDT Fund Realized Losses and Expenses	$—	$4	$—	$4
Other	2	2	1	5
Total Other Deductions	$2	$6	$1	$9
Nine Months Ended September 30, 2014
NDT Fund Realized Losses and Expenses	$—	$18	$—	$18
Other	3	7	3	13
Total Other Deductions	$3	$25	$3	$31

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 13. Income Taxes
PSEG’s, PSE&G’s and Power's effective tax rates for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
PSEG	39.4%	37.0%	38.8%	37.8%
PSE&G	38.2%	38.5%	38.7%	38.6%
Power	40.3%	39.4%	38.6%	38.6%

For the three months ended September 30, 2015, PSE&G's effective tax rate was lower than the statutory tax rate of 40.85% due primarily to the beneficial impact of plant related flow-through items.
For the nine months ended September 30, 2015, PSEG's and Power’s effective tax rates were lower than the statutory tax rate of 40.85% primarily due to a manufacturing deduction under Section 199 of the Internal Revenue Code (IRC) and the tax benefit associated with the income tax rate differential of carrying back federal net operating tax losses under section 172(f) of the IRC. PSE&G's effective tax rate was lower than the statutory tax rate due primarily to the beneficial impact of plant related flow-through items.
For the three months and nine months ended September 30, 2015, as compared to the same periods in the prior year, PSEG's increase was due primarily to the absence of the 2014 audit settlement.
In August 2014, PSEG received notice from the Internal Revenue Service (IRS) that the audit settlement covering tax years 2007 through 2010 had been approved by the Joint Committee on Taxation. This effectively settled all issues with the IRS through 2010. In September 2014, PSEG received refunds from the IRS totaling $121 million, representing the net settlement of all disputed amounts, including interest, through the tax year 2010. As a result of the settlement of this audit, PSEG recorded a $12 million reduction of tax expense in the quarter ended September 30, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2015	$1	$(395)	$117	$(277)
Other Comprehensive Income before Reclassifications	—	—	(46)	(46)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	15	24
Net Current Period Other Comprehensive Income (Loss)	—	9	(31)	(22)
Balance as of September 30, 2015	$1	$(386)	$86	$(299)

	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2014	$1	$(232)	$158	$(73)
Other Comprehensive Income before Reclassifications	2	—	(15)	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	3	(15)	(13)
Net Current Period Other Comprehensive Income (Loss)	1	3	(30)	(26)
Balance as of September 30, 2014	$2	$(229)	$128	$(99)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$10	$(411)	$118	$(283)
Other Comprehensive Income before Reclassifications	1	—	(44)	(43)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	25	12	27
Net Current Period Other Comprehensive Income (Loss)	(9)	25	(32)	(16)
Balance as of September 30, 2015	$1	$(386)	$86	$(299)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2013	$(2)	$(238)	$145	$(95)
Other Comprehensive Income before Reclassifications	(2)	—	19	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	6	9	(36)	(21)
Net Current Period Other Comprehensive Income (Loss)	4	9	(17)	(4)
Balance as of September 30, 2014	$2	$(229)	$128	$(99)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2015	$2	$(337)	$112	$(223)
Other Comprehensive Income before Reclassifications	—	—	(43)	(43)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	14	21
Net Current Period Other Comprehensive Income (Loss)	—	7	(29)	(22)
Balance as of September 30, 2015	$2	$(330)	$83	$(245)

	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2014	$2	$(199)	$153	$(44)
Other Comprehensive Income before Reclassifications	2	—	(14)	(12)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	2	(16)	(15)
Net Current Period Other Comprehensive Income (Loss)	1	2	(30)	(27)
Balance as of September 30, 2014	$3	$(197)	$123	$(71)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$11	$(351)	$112	$(228)
Other Comprehensive Income before Reclassifications	1	—	(41)	(40)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	21	12	23
Net Current Period Other Comprehensive Income (Loss)	(9)	21	(29)	(17)
Balance as of September 30, 2015	$2	$(330)	$83	$(245)

	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2013	$(1)	$(204)	$142	$(63)
Other Comprehensive Income before Reclassifications	(2)	—	17	15
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	6	7	(36)	(23)
Net Current Period Other Comprehensive Income (Loss)	4	7	(19)	(8)
Balance as of September 30, 2014	$3	$(197)	$123	$(71)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2015			September 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	9	(3)	6
Amortization of Actuarial Loss	O&M Expense	(17)	6	(11)	(51)	20	(31)
Total Pension and OPEB Plans		(14)	5	(9)	(42)	17	(25)
Available-for-Sale Securities
Realized Gains	Other Income	14	(7)	7	49	(25)	24
Realized Losses	Other Deductions	(12)	5	(7)	(25)	12	(13)
Other-Than-Temporary Impairments (OTTI)	OTTI	(30)	15	(15)	(45)	22	(23)
Total Available-for-Sale Securities		(28)	13	(15)	(21)	9	(12)
Total		$(42)	$18	$(24)	$(46)	$19	$(27)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2014			September 30, 2014
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$1	$—	$1	$(11)	$5	$(6)
Total Cash Flow Hedges		1	—	1	(11)	5	(6)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	8	(3)	5
Amortization of Actuarial Loss	O&M Expense	(8)	3	(5)	(22)	8	(14)
Total Pension and OPEB Plans		(5)	2	(3)	(14)	5	(9)
Available-for-Sale Securities
Realized Gains	Other Income	47	(24)	23	105	(54)	51
Realized Losses	Other Deductions	(5)	2	(3)	(15)	7	(8)
OTTI	OTTI	(10)	5	(5)	(14)	7	(7)
Total Available-for-Sale Securities		32	(17)	15	76	(40)	36
Total		$28	$(15)	$13	$51	$(30)	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2015			September 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	9	(3)	6
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)	(45)	18	(27)
Total Pension and OPEB Plans		(12)	5	(7)	(36)	15	(21)
Available-for-Sale Securities
Realized Gains	Other Income	14	(7)	7	47	(24)	23
Realized Losses	Other Deductions	(11)	5	(6)	(24)	12	(12)
OTTI	OTTI	(30)	15	(15)	(45)	22	(23)
Total Available-for-Sale Securities		(27)	13	(14)	(22)	10	(12)
Total		$(39)	$18	$(21)	$(41)	$18	$(23)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2014			September 30, 2014
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$1	$—	$1	$(11)	$5	$(6)
Total Cash Flow Hedges		1	—	1	(11)	5	(6)
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	7	(3)	4
Amortization of Actuarial Loss	O&M Expense	(6)	2	(4)	(18)	7	(11)
Total Pension and OPEB Plans		(3)	1	(2)	(11)	4	(7)
Available-for-Sale Securities
Realized Gains	Other Income	45	(23)	22	101	(52)	49
Realized Losses	Other Deductions	(2)	1	(1)	(12)	6	(6)
OTTI	OTTI	(10)	5	(5)	(14)	7	(7)
Total Available-for-Sale Securities		33	(17)	16	75	(39)	36
Total		$31	$(16)	$15	$53	$(30)	$23

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Net Income	$439	$439	$444	$444	$1,370	$1,370	$1,042	$1,042
EPS Denominator (Millions)
Weighted Average Common Shares Outstanding	505	505	506	506	505	505	506	506
Effect of Stock Based Compensation Awards	—	3	—	1	—	3	—	1
Total Shares	505	508	506	507	505	508	506	507

EPS
Net Income	$0.87	$0.87	$0.88	$0.87	$2.71	$2.70	$2.06	$2.05

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2015	2014	2015	2014
Per Share	$0.39	$0.37	$1.17	$1.11
In Millions	$198	$187	$592	$561

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Note 16. Financial Information by Business Segments

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended September 30, 2015
Total Operating Revenues	$1,766	$1,096	$120	$(294)	$2,688
Net Income (Loss)	222	206	11	—	439
Gross Additions to Long-Lived Assets	716	310	13	—	1,039
Nine Months Ended September 30, 2015
Total Operating Revenues	$5,234	$3,846	$326	$(1,269)	$8,137
Net Income (Loss)	631	707	32	—	1,370
Gross Additions to Long-Lived Assets	1,946	797	39	—	2,782
Three Months Ended September 30, 2014
Total Operating Revenues	$1,655	$1,138	$123	$(275)	$2,641
Net Income (Loss)	200	222	22	—	444
Gross Additions to Long-Lived Assets	497	188	8	—	693
Nine Months Ended September 30, 2014
Total Operating Revenues	$5,235	$3,824	$359	$(1,305)	$8,113
Net Income (Loss)	565	440	37	—	1,042
Gross Additions to Long-Lived Assets	1,493	414	15	—	1,922
As of September 30, 2015
Total Assets	$22,909	$12,314	$2,775	$(1,574)	$36,424
Investments in Equity Method Subsidiaries	$—	$116	$1	$—	$117
As of December 31, 2014
Total Assets	$22,223	$12,046	$2,799	$(1,735)	$35,333
Investments in Equity Method Subsidiaries	$—	$121	$2	$—	$123

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

Note 17. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2015	2014	2015	2014
	Millions
Billings from Affiliates:
Billings from Power primarily through BGS and BGSS (A)	$294	$280	$1,287	$1,308
Administrative Billings from Services (B)	66	59	197	183
Total Billings from Affiliates	$360	$339	$1,484	$1,491

	As of	As of
Related-Party Transactions	September 30, 2015	December 31, 2014
	Millions
Receivable from PSEG (C)	$7	$274
Payable to Power (A)	$158	$313
Payable to Services (B)	50	66
Accounts Payable—Affiliated Companies	$208	$379
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$165	$116

Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2015	2014	2015	2014
	Millions
Billings to Affiliates:
Billings to PSE&G primarily through BGS and BGSS (A)	$294	$280	$1,287	$1,308
Billings from Affiliates:
Administrative Billings from Services (B)	$44	$41	$135	$129

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2015	December 31, 2014
	Millions
Receivables from PSE&G (A)	$158	$313
Payable to Services (B)	$26	$23
Payable to PSEG (C)	91	95
Accounts Payable—Affiliated Companies	$117	$118
Short-Term Loan Due (to) from Affiliate (E)	$865	$584
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$54	$41

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

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended September 30, 2015
Operating Revenues	$—	$1,084	$37	$(25)	$1,096
Operating Expenses	3	692	35	(25)	705
Operating Income (Loss)	(3)	392	2	—	391
Equity Earnings (Losses) of Subsidiaries	220	(2)	3	(218)	3
Other Income	10	26	—	(11)	25
Other Deductions	—	(14)	—	—	(14)
Other-Than-Temporary Impairments	—	(30)	—	—	(30)
Interest Expense	(28)	(8)	(5)	11	(30)
Income Tax Benefit (Expense)	7	(148)	2	—	(139)
Net Income (Loss)	$206	$216	$2	$(218)	$206
Comprehensive Income (Loss)	$184	$187	$2	$(189)	$184
Nine Months Ended September 30, 2015
Operating Revenues	$—	$3,811	$144	$(109)	$3,846
Operating Expenses	7	2,610	135	(109)	2,643
Operating Income (Loss)	(7)	1,201	9	—	1,203
Equity Earnings (Losses) of Subsidiaries	755	(4)	11	(751)	11
Other Income	33	111	—	(35)	109
Other Deductions	(1)	(31)	—	—	(32)
Other-Than-Temporary Impairments	—	(45)	—	—	(45)
Interest Expense	(90)	(24)	(15)	35	(94)
Income Tax Benefit (Expense)	17	(463)	1	—	(445)
Net Income (Loss)	$707	$745	$6	$(751)	$707
Comprehensive Income (Loss)	$690	$707	$6	$(713)	$690
Nine Months Ended September 30, 2015
Net Cash Provided By (Used In) Operating Activities	$435	$1,826	$66	$(769)	$1,558
Net Cash Provided By (Used In) Investing Activities	$(656)	$(1,382)	$(303)	$1,191	$(1,150)
Net Cash Provided By (Used In) Financing Activities	$221	$(446)	$245	$(422)	$(402)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended September 30, 2014
Operating Revenues	$—	$1,125	$36	$(23)	$1,138
Operating Expenses	3	772	32	(22)	785
Operating Income (Loss)	(3)	353	4	(1)	353
Equity Earnings (Losses) of Subsidiaries	225	(1)	4	(224)	4
Other Income	9	55	—	(8)	56
Other Deductions	(3)	(4)	—	1	(6)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(24)	(10)	(4)	7	(31)
Income Tax Benefit (Expense)	18	(161)	(1)	—	(144)
Net Income (Loss)	$222	$222	$3	$(225)	$222
Comprehensive Income (Loss)	$195	$191	$3	$(194)	$195
Nine Months Ended September 30, 2014
Operating Revenues	$—	$3,781	$118	$(75)	$3,824
Operating Expenses	12	3,079	106	(75)	3,122
Operating Income (Loss)	(12)	702	12	—	702
Equity Earnings (Losses) of Subsidiaries	459	(4)	11	(455)	11
Other Income	25	135	—	(25)	135
Other Deductions	(7)	(18)	—	—	(25)
Other-Than-Temporary Impairments	—	(14)	—	—	(14)
Interest Expense	(79)	(23)	(14)	24	(92)
Income Tax Benefit (Expense)	54	(329)	(2)	—	(277)
Net Income (Loss)	$440	$449	$7	$(456)	$440
Comprehensive Income (Loss)	$432	$433	$7	$(440)	$432
Nine Months Ended September 30, 2014
Net Cash Provided By (Used In) Operating Activities	$471	$1,252	$53	$(666)	$1,110
Net Cash Provided By (Used In) Investing Activities	$187	$(559)	$(24)	$70	$(326)
Net Cash Provided By (Used In) Financing Activities	$(652)	$(693)	$(29)	$596	$(778)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table of contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of September 30, 2015
Current Assets	$4,678	$1,786	$134	$(4,374)	$2,224
Property, Plant and Equipment, net	82	6,390	1,435	—	7,907
Investment in Subsidiaries	4,555	349	—	(4,904)	—
Noncurrent Assets	264	1,962	133	(176)	2,183
Total Assets	$9,579	$10,487	$1,702	$(9,454)	$12,314
Current Liabilities	$1,581	$3,595	$772	$(4,374)	$1,574
Noncurrent Liabilities	458	2,563	355	(176)	3,200
Long-Term Debt	1,691	—	—	—	1,691
Member's Equity	5,849	4,329	575	(4,904)	5,849
Total Liabilities and Member's Equity	$9,579	$10,487	$1,702	$(9,454)	$12,314
As of December 31, 2014
Current Assets	$4,263	$2,037	$150	$(4,091)	$2,359
Property, Plant and Equipment, net	81	6,265	1,169	—	7,515
Investment in Subsidiaries	4,516	120	—	(4,636)	—
Noncurrent Assets	278	1,952	137	(195)	2,172
Total Assets	$9,138	$10,374	$1,456	$(8,922)	$12,046
Current Liabilities	$883	$3,606	$786	$(4,091)	$1,184
Noncurrent Liabilities	454	2,442	360	(195)	3,061
Long-Term Debt	2,243	—	—	—	2,243
Member's Equity	5,558	4,326	310	(4,636)	5,558
Total Liabilities and Member's Equity	$9,138	$10,374	$1,456	$(8,922)	$12,046

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

EXECUTIVE OVERVIEW OF 2015 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•	Growing our utility operations through continued investment in T&D and other infrastructure projects, and

•
Maintaining and expanding a reliable generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the three months and nine months ended September 30, 2015 and 2014 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings	2015	2014	2015	2014
	Millions
PSE&G	$222	$200	$631	$565
Power (A)	206	222	707	440
Other (B)	11	22	32	37
PSEG Net Income	$439	$444	$1,370	$1,042

PSEG Net Income Per Share (Diluted)	$0.87	$0.87	$2.70	$2.05

(A)	Includes an after-tax insurance recovery for Superstorm Sandy of $102 million in the nine months ended September 30, 2015. See Item 1. Note 8. Commitments and Contingent Liabilities.

(B)	Other includes activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Millions, after tax
NDT Fund Income (Expense) (A)	$(14)	$17	$(11)	$40
Non-Trading MTM Gains (Losses)	$50	$36	$58	$(138)

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

Our $5 million decrease in Net Income for the three months ended September 30, 2015 was driven primarily by:

•	lower net realized gains and higher other-than-temporary impairments related to the NDT Fund, and

•	higher maintenance costs related to the earlier start in 2015 of the planned annual outage of our Peach Bottom Unit 3 nuclear facility and higher pension and OPEB costs.
These decreases were largely offset by

•	higher revenues due to increased investments in transmission projects, and

•	higher MTM gains.
Our $328 million increase in Net Income for the nine months ended September 30, 2015 was driven primarily by:

•	MTM gains in 2015 as compared to MTM losses in 2014,

•	higher volumes of electricity sold under wholesale load contracts and under the BGS contract, the latter at higher average prices,

•	lower generation costs due to lower fuel costs,

•	higher revenues due to increased investments in transmission projects, and

•	insurance recoveries of Superstorm Sandy costs, primarily at Power.
These year-to date increases were partially offset by

•	lower realized gains and higher other-than-temporary impairments related to the NDT Fund,

•	higher planned outage costs at our nuclear plants and higher pension and OPEB costs, and

•	higher Depreciation Expense largely related to increased investments in transmission and distribution projects and a higher depreciable nuclear and fossil asset base.
At PSE&G, our regulated utility, we continued to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers. Effective January 1, 2015, PSE&G's formula rate increased our annual transmission revenues by approximately $182 million. Each year, transmission revenues are filed based on estimated data and subject to true up with actual current year data. The true-up adjustment for 2015, which will be filed in the Spring of 2016, will primarily include the impact on rate base due to the extension of bonus depreciation, which was enacted after the filing was made, and is estimated to reduce our 2015 annual revenue increase by approximately $21 million. In October 2015, we filed our 2016 Annual Formula Rate Update with the Federal Energy Regulatory Commission (FERC), which will provide $146 million in increased annual transmission revenues effective January 1, 2016.
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
Gas prices have remained relatively low this year as a result of the expansion of shale gas production, primarily in the Marcellus/Utica regions. These low prices benefit PSE&G’s gas customers and provide a low cost fuel supply for Power’s combined cycle units. However, they have also resulted in a decline in power prices. Our contractual hedges currently in place have helped mitigate some of the effects of low prices this year and for 2016. However, as these arrangements expire and new hedges are set at lower price levels, our margins will be impacted. A sustained continuation of low prices could have an adverse impact on the earnings from our nuclear and coal-fired units.
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
Transmission Planning
FERC’s rule under Order 1000 altered the right of first refusal (ROFR) previously held by incumbent utilities to build transmission within their respective service territories, creating the potential that new transmission projects in our service territory could be assigned to third parties rather than PSE&G. Order 1000 also presents opportunities for us to construct transmission outside of our service territory. In April 2013, PJM Interconnection, L.L.C. (PJM) initiated a solicitation process in which we participated to review technical solutions to improve the operational performance in the Artificial Island area, consisting of our Salem and Hope Creek nuclear generation facilities. In April 2015, the PJM staff advised stakeholders that it intended to recommend a transmission project that would primarily be awarded to another entity, but that a portion would be assigned to PSE&G. We subsequently filed comments with the PJM Board of Managers (PJM Board) identifying what we believed were deficiencies in the PJM staff recommendation. In July 2015, the PJM Board approved the PJM staff's recommendation and in August 2015, PJM provided notice to PSE&G of its designation for construction responsibility with respect to three components of the project, estimated by PJM to cost approximately $126 million. PSE&G is currently in discussions with PJM regarding the accuracy of this estimate given the complexities associated with construction work at Artificial Island. See Part II. Item 5. Other Information—Transmission Regulation—Transmission Policy Developments for additional information.

Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. In May 2014, a federal court issued a rule that vacated a FERC Order in which FERC had determined that demand response (DR) providers should receive full market compensation for power and held that FERC has no jurisdiction over DR. In October 2015, the U.S. Supreme Court heard oral arguments on this case. Although a reversal by the U.S. Supreme Court of the federal court's decision regarding FERC's lack of jurisdiction is not expected to have significant impacts on capacity markets, a decision that upholds such decision could have a material impact on capacity market outcomes.
In a separate development of significance to the wholesale capacity market, in December 2014 PJM filed at FERC its proposal for a capacity performance product to include generators, DR and energy efficiency providers who would need to certify their availability during emergency conditions, as a supplement to base capacity. The proposal included enhanced performance-based incentives and penalties. In June 2015, FERC conditionally accepted the proposal. PJM commenced the auction on August 10, 2015 and announced the auction results on August 21, 2015. Power cleared 8,634 MW of its generating capacity at an average price of $214.72 MW-day for the 2018-2019 delivery period. Of the cleared capacity, Power believes that nearly all is compliant with PJM's CP requirements. In the two prior capacity auctions covering the 2016-2017 and 2017-2018 delivery years, Power cleared approximately 8,700 MW at average prices of $172 MW-day and $177 MW-day, respectively. The capacity that Power cleared for the 2018-2019 delivery year included Sewaren 7 and Keys Energy Center generation plants. See Other Developments below for additional details about our construction of these two new projects. We believe that this pricing adequately reflects the increased costs that could result from operating under more stringent rules for generation availability. No assurances can be given that similar pricing will continue in future auctions.
Applications for rehearing of FERC's capacity performance order are pending. See Part II, Item 5. Other Information—Capacity Market Issues—PJM for additional information.
We have also been actively involved both through stakeholder processes and through filings at FERC in seeking improvements to the rules for setting prices for energy in the day-ahead and real-time markets administered by PJM and other system operators. A recent development which we view as positive involves a September 2015 FERC notice of proposed rulemaking on two issues: aligning settlements with dispatch intervals (more granular “5-minute pricing” in real-time markets) and improving real-time scarcity pricing. Comments made by FERC commissioners stressed these two items are intended to be the first of a series of steps FERC will take on energy price formation in the future. See Part II, Item 5. Other Information—Price Formation Initiatives for additional information.
Environmental Regulation
We continue to advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA) and state environmental regulators. In particular, the EPA’s 316(b) rule on cooling water intake could adversely impact future nuclear and fossil operations and costs. As adopted by the EPA, the rule requires that cooling water intake structures reflect the best technology available for minimizing environmental impacts. Under this standard, power facilities have the flexibility to select one of several options as their method of compliance. However, the EPA has structured the rule so that each state will continue to consider renewal permits for power facilities on a case by case basis. In June 2015, the New Jersey Department of Environmental Protection (NJDEP) issued a draft New Jersey Pollutant Discharge Elimination Systems (NJPDES) permit governing cooling water intake structures for Salem. The draft permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system with required system modifications. The draft permit was subject to a sixty-day public notice and comment period. The NJDEP may make revisions before issuing the final permit expected during the first half of 2016. We participated in the NJDEP’s August 2015 public hearing and submitted comments on the draft permit in September 2015. See Item 1. Note 8. Commitments and Contingent Liabilities for further information.
The EPA’s greenhouse gas (GHG) emissions regulations are also of potential consequence to our results. In October 2015, the EPA published the Clean Power Plan (CPP), a GHG emissions regulation under the Clean Air Act (CAA) for existing power plants. The regulation establishes state-specific emission targets based on implementation of the best systems of emission reduction. Each state must submit a compliance plan to the EPA by September 6, 2016 or seek a two-year extension to September 6, 2018. We continue to work with FERC and other federal and state regulators, as well as industry partners, to determine the potential impact of these regulations. The EPA, FERC and the U.S. Department of Energy have announced that they plan to meet at least quarterly to evaluate states' plans and identify reliability concerns so adjustments can be made before the final plans are submitted. The agencies are engaging various stakeholders, including the Regional Transmission Operators/Independent System Operators. The agencies will continue to meet after the states' plans are in effect to assess if revisions are required. See Part II, Item 5. Other Information—CO2 Regulation Under the Clean Air Act.
CAA regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology rules are also of significance; however, we believe our generation business remains well-positioned for such regulations if and when they are implemented. In addition, state environmental regulations governing emissions from power plants also have a significant impact on our operations. In the second quarter of 2015, we retired 1,545 MW of fully depreciated combustion turbine capacity that would not be able to comply with the more stringent emission standards for high electric demand day units (HEDD) under the New Jersey HEDD regulations for nitrous oxide, which will reduce capacity revenues for this year.
Other Developments
In the first nine months of 2015, we continued to make investments and seek recovery on such investments made to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the New Jersey Board of Public Utilities (BPU) in 2014. As approved, the Energy Strong program provides for $1.2 billion of investment, with cost recovery at a 9.75% rate of return on equity on the first $1.0 billion of the investment, plus associated allowance for funds used during construction, through an accelerated recovery mechanism. We will seek recovery of up to $220 million of investment in PSE&G's next base rate case, which is to be filed no later than November 1, 2017.
In September 2015, we reached a settlement in principle with the BPU Staff and the New Jersey Division of Rate Counsel regarding PSE&G’s Gas System Modernization Program (GSMP) through which, if approved, we will invest $905 million over the next three years to modernize PSE&G's gas systems. The settlement in principle provides for cost recovery at a 9.75% rate of return on equity on the first $650 million of the investment through an accelerated recovery mechanism. Under the settlement in principle, PSE&G will seek recovery of the remaining $255 million of investment in its next base rate case, which is to be filed no later than November 1, 2017. For additional information, see Part II, Item 5. Other Information—Gas System Modernization Program.
In August 2015, we announced our plan to construct Sewaren 7, a new 540 MW duel-fueled combined cycle generating plant in Woodbridge, New Jersey scheduled to be in-service for the summer of 2018 at an estimated investment of $625 million - $675 million. The Sewaren 7 plant will replace Sewaren Units 1, 2, 3 and 4.
In June 2015, we acquired a development project to construct a 755 MW gas-fired combined cycle generating station (Keys Energy Center) in Maryland with completion expected in 2018 at an estimated investment of $825 million - $875 million.
The preliminary non-public staff investigation initiated by FERC into Power's discovery and investigation of (i) incorrect calculations for certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market and (ii) differences in the quantity of energy that Power offered into the energy market for its fossil peaking units from the amount for which Power was compensated in the capacity market for those units continues. Power has an ongoing process of implementing improved procedures to help mitigate the risk of similar issues occurring in the future. This investigation could result in FERC seeking disgorgement of any over-collected amounts, civil penalties and non-financial remedies. It is not possible at this time to reasonably estimate the ultimate impact or predict any resulting penalties, other costs associated with this matter, or the applicability of mitigating factors. For more detailed information, refer to Item 1. Note 8. Commitments and Contingent Liabilities—FERC Compliance.
Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. In the first nine months of 2015, our

•	total nuclear fleet achieved an average capacity factor of 92%,

•	nuclear output increased by 2.7% and combined cycle output by 14.9% as compared to the same period in 2014, and

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 42.5 TWh while addressing unit outages and balancing fuel availability and price volatility.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during 2015 as we

•	had cash flow from operations of $3.2 billion as of September 30, 2015,

•	maintained solid investment grade credit ratings,

•	extended the expiration dates for approximately $2.0 billion of five-year credit facilities for PSEG, PSE&G and Power from 2018 to 2020, and

•	increased our indicated annual dividend for 2015 to $1.56 per share.
We expect to be able to fund our transmission projects required under PJM's reliability program, Energy Strong distribution program, Keys Energy Center and other planned projects, as well as our GSMP, without the issuance of new equity.

Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In 2015, in addition to our acquisition of the Keys Energy Center and clearance of Sewaren 7 in the 2018/2019 capacity auction, each of which is under construction, we

•	placed into service the final phase of our 500 kV Susquehanna-Roseland and 230 kV Mickleton-Gloucester-Camden transmission projects,

•	made additional investments in transmission infrastructure projects,

•
secured approval to extend three Energy Efficiency Economic Stimulus subprograms to allow for additional capital expenditures and administrative expenses to provide energy efficiency assistance to hospitals, healthcare facilities and residential multi-family housing units,

•	continued to execute our existing BPU-approved utility programs,

•	completed the power ascension for the extended power uprate at our co-owned Peach Bottom 2 nuclear station,

•	completed installation of equipment to increase output and improve efficiency at our Bergen 2 combined cycle gas unit similar to our 2014 installation at our Linden plant, and

•	placed into service a 13 MWdc solar energy facility near Waldorf, Maryland and acquired and placed into service a 25 MWdc solar energy facility near San Francisco, California.
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

•	effectively manage construction of our Keys Energy Center, Sewaren 7 and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA's fuel supply and generation dispatch obligations.
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

•	the potential for continued reductions in demand and sustained lower natural gas and electricity prices, both at market hubs and the locations where we operate, and

•	delays and other obstacles that might arise in connection with the construction of our T&D, generation and other development projects, including in connection with permitting and regulatory approvals.

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 17. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,688	$2,641	$47	2	$8,137	$8,113	$24	—
Energy Costs	815	863	(48)	(6)	2,577	3,008	(431)	(14)
Operation and Maintenance	746	714	32	4	2,170	2,370	(200)	(8)
Depreciation and Amortization	313	318	(5)	(2)	960	919	41	4
Income from Equity Method Investments	3	3	—	—	10	10	—	—
Other Income and (Deductions)	33	66	(33)	(50)	135	154	(19)	(12)
Other-Than-Temporary Impairments	30	10	20	N/A	45	14	31	N/A
Interest Expense	96	100	(4)	(4)	291	291	—	—
Income Tax Expense	285	261	24	9	869	633	236	37

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,766	$1,655	$111	7	$5,234	$5,235	$(1)	—
Energy Costs	740	668	72	11	2,176	2,278	(102)	(4)
Operation and Maintenance	391	366	25	7	1,171	1,190	(19)	(2)
Depreciation and Amortization	231	238	(7)	(3)	712	682	30	4
Other Income (Deductions)	22	14	8	57	57	41	16	39
Interest Expense	67	71	(4)	(6)	203	206	(3)	(1)
Income Tax Expense	137	126	11	9	398	355	43	12

Three Months Ended September 30, 2015 as Compared to 2014
Operating Revenues increased $111 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $67 million due primarily to increases in transmission and electric distribution revenues.

•	Transmission revenues were $41 million higher due to increases resulting primarily from increased capital investments.

•
Electric distribution revenues increased $29 million due primarily to higher sales volumes of $24 million, higher Green Program Recovery Charges (GPRC) of $3 million and $2 million due to the roll in of Energy Strong into base rates effective September 1, 2015.

•	Gas distribution revenues decreased $3 million due primarily to lower delivery volume.
Commodity Revenue increased $72 million as a result of higher Electric revenues partially offset by lower Gas revenues. Commodity revenue for both electric and gas is entirely offset with increased Energy Costs. PSE&G earns no margin on the provision of basic generation service (BGS) and Basic Gas Supply Service (BGSS) to retail customers.

•
Electric revenues increased $81 million due primarily to an $83 million or 16% increase in BGS revenues due to higher sales volumes and $2 million of higher revenues from collections of Non-Utility Generation Charges (NGC). These increases were partially offset by a $4 million reduction in revenues due to lower volumes on Non-Utility Generation (NUG) energy sold at lower prices.

•	Gas revenues decreased $9 million due primarily to $11 million in lower BGSS prices, partially offset by $2 million in higher prices.
Clause Revenues decreased $28 million due primarily to lower Securitization Transition Charges (STC) of $28 million, lower Solar Pilot Recovery Charges (SPRC) of $3 million, and lower Margin Adjustment Clause Revenue of $1 million, partially offset by higher Societal Benefit Charges (SBC) of $4 million. The changes in the STC, SPRC, MAC and SBC amounts are entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SPRC, MAC or SBC collections.
Other Operating Revenues experienced no material change.
Operating Expenses
Energy Costs increased $72 million due to higher Electric costs partially offset by lower Gas costs. This is entirely offset by decreased Commodity Revenue.

•
Electric costs increased $81 million or 14% due to $45 million of higher BGS and NUG prices and $68 million in higher BGS volumes. BGS volumes increased due to higher sales volumes due to warmer weather and reverse customer migration. These increases were partially offset by $19 million of decreased deferred cost recovery and $13 million of lower NUG volumes.

•	Gas costs decreased $9 million or 11% due to $11 million in lower prices, partially offset by $2 million in higher volumes.
Operation and Maintenance increased $25 million, of which the most significant components were

•	$10 million increase in pension and OPEB expenses,

•	$7 million increase in transmission operating expenses,

•
$8 million increase in other operating expenses, including $4 million in appliance service costs, $3 million in higher preventive maintenance and tree trimming and $1 million increase in general operating expenses,

•
partially offset by a $3 million decrease in costs related to a net decrease in SBC, MAC, GPRC, SPRC and STC. Due to the nature of the SBC, MAC, SPRC and STC clause mechanisms, these are entirely offset in revenue.

Depreciation and Amortization decreased $7 million due primarily to a decrease of $22 million in amortization of Regulatory Assets, partially offset by a $13 million increase in depreciation of additional plant in service related to increased investments in various transmission and distribution projects.
Other Income and (Deductions) increased $8 million due primarily to an increase in Allowance for Funds used During Construction (AFUDC).
Interest Expense decreased $4 million due primarily to partial redemption of securitization debt and clause interest, partially offset by net issuances of Medium Term Notes during 2015 and the latter half of 2014.
Income Tax Expense increased $11 million due primarily to higher pre-tax income.

Nine Months Ended September 30, 2015 as Compared to 2014
Operating Revenues decreased $1 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $178 million due primarily to increases in transmission and electric distribution revenues.

•	Transmission revenues were $124 million higher due to increases resulting primarily from increased capital investments.

•	Electric distribution revenues increased $45 million due primarily to higher sales volumes of $37 million, an increase in Capital Stimulus Infrastructure Program (CIP) revenues of $5 million due to the inclusion of CIP II in base rates beginning in July 2014 and $3 million of higher revenues from GPRC.

•
Gas distribution revenues increased $9 million due primarily to $16 million from higher sales volumes and an increase in CIP revenues of $2 million, partially offset by lower Weather Normalization Charges (WNC) revenue of $9 million due to colder weather in 2015 compared to 2014.

Commodity Revenue decreased $102 million due to lower Gas revenues offset partially by higher Electric revenues. Commodity revenue for both electric and gas is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Gas revenues decreased $209 million due primarily to lower BGSS prices of $290 million, of which $215 million was due to lower residential rates resulting from $133 million in residential bill credits and $82 million of lower commodity prices, partially offset by higher BGSS volumes of $81 million due to colder weather in 2015.

•
Electric revenues increased $107 million due primarily to $140 million of higher net BGS revenues. BGS revenues increased $171 million or 13%, due to higher sales volumes, which were partially offset by $31 million due to lower BGS rates. The increase from BGS was partially offset by $33 million in lower revenues from lower collection of NGC and lower sales prices and volumes of NUG energy.

Clause Revenues decreased $75 million due primarily to lower MAC revenue of $24 million, lower STC of $24 million, lower SBC of $23 million and lower SPRC of $4 million. The changes in the MAC, STC, SBC and SPRC amounts were entirely offset by the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on MAC, STC, SBC or SPRC collections.
Other Operating Revenues experienced no material change.
Operating Expenses
Energy Costs decreased $102 million due to lower Gas costs partially offset by higher Electric costs. This is entirely offset by decreased Commodity Revenue.

•	Gas costs decreased $209 million or 27% due to a $290 million or 37% decline in prices, partially offset by $81 million or 10% in higher sales volumes due to colder than normal weather.

•
Electric costs increased $107 million or 7% due to a $140 million or 11% increase in BGS volumes, due to reverse customer migration and higher sales volumes due to warmer weather and a $57 million increase due to higher BGS and NUG prices, partially offset by $69 million of decreased deferred cost recovery and $21 million in lower NUG sales volumes.

Operation and Maintenance decreased $19 million, of which the most significant components were

•
a $63 million decrease in costs related primarily to a net decrease in SBC, MAC, GPRC, CIP, SPRC and STC. Due to the nature of the SBC, MAC, SPRC and STC clause mechanisms, these are entirely offset in revenues,

•	storm insurance recovery proceeds of $10 million, and

•	decreased injuries and damages of $6 million,
•partially offset by a $28 million increase in pension and OPEB expenses,
•increased transmission operating expenses of $10 million,
•$8 million of higher appliance service costs,

•	increased bad debt expense of $6 million, and

•	an $8 million increase in other general operating expenses.
Depreciation and Amortization increased $30 million due primarily to a $42 million increase in depreciation of additional plant in service related to increased investments in various transmission and distribution projects, offset by a decrease of $13 million in amortization of Regulatory Assets which is fully offset in Clause Revenues.
Other Income and (Deductions) increased $16 million due primarily to an increase in AFUDC.
Interest Expense decreased $3 million due primarily to partial redemption of securitization debt partially offset by net issuances of Medium Term Notes in 2015 and the latter half of 2014.

Income Tax Expense increased $43 million due primarily to higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,096	$1,138	$(42)	(4)	$3,846	$3,824	$22	1
Energy Costs	367	472	(105)	(22)	1,669	2,036	(367)	(18)
Operation and Maintenance	263	242	21	9	748	871	(123)	(14)
Depreciation and Amortization	75	71	4	6	226	215	11	5
Income from Equity Method Investments	3	4	(1)	(25)	11	11	—	—
Other Income (Deductions)	11	50	(39)	(78)	77	110	(33)	(30)
Other-Than-Temporary Impairments	30	10	20	N/A	45	14	31	N/A
Interest Expense	30	31	(1)	(3)	94	92	2	2
Income Tax Expense	139	144	(5)	(3)	445	277	168	61

Three Months Ended September 30, 2015 as Compared to 2014
Operating Revenues decreased $42 million due to changes in generation, gas supply and other operating revenues.

Gas Supply Revenues decreased $44 million due primarily to

•	a decrease of $14 million in sales under the BGSS contract substantially comprised of lower average sales prices, and

•	a decrease of $30 million due to lower average sales prices and volumes to third party customers.
Generation Revenues increased $3 million due primarily to

•	an increase of $39 million due to higher volumes of electricity sold under our BGS contract at higher average prices,

•	partially offset by a decrease of $27 million due primarily to lower volumes sold under the wholesale load contracts in the PJM and New England (NE) regions.

Other Operating Revenues decreased $1 million due to lower fees received from fuel management and power supply management contracts with LIPA.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $105 million due to

•
Generation costs decreased $59 million due primarily to lower fuel costs, reflecting lower average realized natural gas prices and the utilization of lower coal volumes at lower average realized prices, coupled with higher MTM gains in 2015. These decreased costs were partially offset by higher congestion costs in the PJM region.

•	Gas costs decreased $46 million related to lower average gas inventory costs on both obligations under the BGSS contract and sales to third parties, coupled with lower volumes sold to third parties.
Operation and Maintenance increased $21 million due primarily to

•	a net increase of $24 million at our nuclear facilities, primarily due to the start of the 2015 fall outage one month sooner than in 2014 at our 50%-owned Peach Bottom nuclear unit 3,

•	partially offset by a decrease of $5 million related to our fossil plants, largely due to higher costs incurred in 2014 for planned outages and maintenance.
Depreciation and Amortization increased $4 million due primarily to a higher depreciable fossil and nuclear asset base.
Income from Equity Method Investments experienced no material change.
Other Income and (Deductions) decreased $39 million due primarily to lower net realized gains from the NDT Fund.
Other-Than-Temporary Impairments increased $20 million due to an increase in impairments of the NDT Fund.
Interest Expense experienced no material change.
Income Tax Expense decreased $5 million in 2015 due primarily to lower pre-tax income.

Nine Months Ended September 30, 2015 as Compared to 2014
Operating Revenues increased $22 million due to changes in generation, gas supply and other operating revenues.
Generation Revenues increased $203 million due primarily to

•
higher net revenues of $232 million due primarily to MTM gains in 2015 compared to MTM losses in 2014, partially offset by lower energy volumes sold in the NE region and lower average realized prices in the NE and New York (NY) regions,

•	an increase of $78 million due primarily to higher volumes of electricity sold under wholesale load contracts in the PJM and NE regions, and

•	an increase of $48 million due primarily to higher volumes of electricity sold under the BGS contract at higher average prices,

•
partially offset by a decrease of $155 million due primarily to lower capacity revenues resulting from lower average auction prices coupled with lower ancillary and operating reserve revenues in the PJM region.

Gas Supply Revenues decreased $182 million due primarily to

•
a net decrease of $86 million in sales under the BGSS contract, substantially comprised of lower average sales prices, partially offset by higher volumes due to colder average temperatures in the 2015 winter heating season, and

•	a decrease of $96 million due to lower average sales prices and volumes to third party customers.

Other Operating Revenues increased $1 million due to higher fees received from fuel management and power supply management contracts with LIPA.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $367 million due to

•
Generation costs decreased $149 million due primarily to lower fuel costs, reflecting lower average realized natural gas and oil prices and the utilization of lower volumes of coal, coupled with MTM gains in 2015 as compared to MTM losses in 2014. These decreased costs were partially offset by the utilization of higher volumes of natural gas, coupled with higher congestion costs in the PJM region.

•
Gas costs decreased $218 million related to lower average gas inventory costs on both obligations under the BGSS contract and sales to third parties, coupled with lower volumes sold to third parties. This was partially offset by higher volumes sold under the BGSS contract due to colder average temperatures during the 2015 winter heating season.

Operation and Maintenance decreased $123 million due primarily to

•	a decrease of $145 million due to insurance recoveries related to Superstorm Sandy, and

•
a net decrease of $48 million related to our fossil plants, largely due to higher costs incurred in 2014 for planned outage costs, including maintenance and installation of upgraded technology at our Linden combined cycle gas generating plant, partially offset by planned outage costs in 2015 at our Bethlehem Energy Center generating plant and installation of upgraded technology at our combined cycle Bergen plant,

•
partially offset by an increase of $48 million at our nuclear facilities, primarily due to higher planned outage costs at our 100%-owned Hope Creek and 50%-owned Peach Bottom 3 nuclear plants in 2015 as compared to our 57%-owned Salem nuclear unit 2 in 2014, and

•	a $22 million increase due to higher pension and OPEB costs.
Depreciation and Amortization increased $11 million due primarily to a higher depreciable fossil and nuclear asset base.
Income from Equity Method Investments experienced no material change.
Other Income and (Deductions) decreased $33 million due primarily to lower net realized gains from the NDT Fund partially offset by a $28 million insurance recovery related to Superstorm Sandy.
Other-Than-Temporary Impairments increased $31 million due to an increase in impairments of the NDT Fund.
Interest Expense experienced no material change.
Income Tax Expense increased $168 million in 2015 due primarily to higher pre-tax income.

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
For the nine months ended September 30, 2015, our operating cash flow increased $692 million as compared to the same period in 2014. The net change was due primarily to the net changes from PSE&G and Power as discussed below.
PSE&G
PSE&G’s operating cash flow increased $175 million from $1,343 million to $1,518 million for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher earnings, a $203 million reduction in tax payments, $37 million reduction in vendor payments and a $25 million decrease in prepayments. These amounts were partially offset by a decrease of $232 million due to a change in regulatory deferrals primarily driven by the return of prior year overcollections to customers for BGSS gas costs, Gas Weather Normalization charges and Non-Utility Generation charges.
Power
Power’s operating cash flow increased $448 million from $1,110 million to $1,558 million for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to higher earnings and a reduction in margin deposit requirements, partially offset by an increase of $197 million in tax payments.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our $4.2 billion credit facilities are provided by a diverse bank group. As of September 30, 2015, our total available credit capacity was $3.9 billion.
As of September 30, 2015, no single institution represented more than 7% of the total commitments in our credit facilities.
As of September 30, 2015, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support our subsidiaries' liquidity needs. Our total credit facilities and available liquidity as of September 30, 2015 were as follows:

	As of September 30, 2015
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$10	$490	Apr 2019	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—	500	Apr 2020	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$10	$990
PSE&G
5-year Credit Facility (B)	$600	$34	$566	Apr 2020	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$34	$566
Power
5-year Credit Facility	$1,600	$201	$1,399	Apr 2019	Funding/Letters of Credit
5-year Credit Facility (C)	1,000	14	986	Apr 2020	Funding/Letters of Credit
Total Power	$2,600	$215	$2,385
Total	$4,200	$259	$3,941

(A)PSEG facility will be reduced by $23 million in April 2016 and $12 million in March 2018.
(B)PSE&G facility will be reduced by $29 million in April 2016 and $14 million in March 2018.
(C)Power facility will be reduced by $48 million in April 2016 and $24 million in March 2018.
Long-Term Debt Financing
PSE&G has $171 million of 6.75% Mortgage Bonds maturing in January 2016. Power has $300 million of 5.50% Senior Notes maturing in December 2015 and $303 million of 5.32% Senior Notes and $250 million of 2.75% Senior Notes maturing in September 2016.
For a discussion of our long-term debt transactions during 2015, see Item 1. Note 9. Changes in Capitalization.
Common Stock Dividends
On July 21, 2015, our Board of Directors approved a $0.39 per share common stock dividend for the third quarter of 2015. This reflects an indicated annual dividend rate of $1.56 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for Corporate Credit Ratings (S&P) and Issuer Credit Ratings (Moody’s) and can be Stable, Negative, or Positive. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies' ratings. The ratings should not be construed as an indication to buy, hold or sell any security.
In May 2015, Moody’s published research reports on PSEG, PSE&G and Power and the existing ratings and outlooks were unchanged. In May 2015, S&P published updated research reports and revised the outlook to stable from positive for PSEG’s Corporate Credit Rating and Power’s Senior Notes. S&P also affirmed the senior unsecured rating of BBB+ at Power and the mortgage bond rating of A at PSE&G. In September 2015, Moody's published an updated research report on PSEG and revised the outlook to positive from stable. In September and October 2015, Fitch published full rating reports on PSEG and Power leaving ratings and outlooks unchanged. As of October 2015, PSEG has ended a contractual agreement with Fitch to provide credit rating services for PSEG, PSE&G and Power.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Positive	Stable
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
Power
Outlook	Stable	Stable
Senior Notes	Baa1	BBB+

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

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
In September 2015, we reached a settlement in principle with the BPU Staff and the New Jersey Division of Rate Counsel regarding our GSMP, through which, if approved, we will invest $905 million over the next three years to modernize PSE&G’s gas systems.
In June 2015, we acquired a development project to construct a 755 MW gas-fired combined cycle generating station in Maryland (Keys Energy Center). We plan to start constructing this year with expected completion in 2018 at an estimated investment of $825 million - $875 million.
In August 2015, we announced our plan to construct Sewaren 7, a new 540 MW duel-fueled combined cycle generating plant in Woodbridge, New Jersey scheduled to be in-service for the summer of 2018 at an estimated investment of $625 million - $675 million.
The aforementioned estimated project expenditures related to the GSMP at PSE&G and the Maryland and Woodbridge, New Jersey projects at Power are not included in the $8.7 billion three-year capital forecast table in our 2014 Form 10-K. There were no material changes to our projected capital expenditures at Services as compared to amounts disclosed in our 2014 Form 10-K.
PSE&G
During the nine months ended September 30, 2015, PSE&G made capital expenditures of $1,946 million, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $82 million, which are included in operating cash flows.
Power
During the nine months ended September 30, 2015, Power made capital expenditures of $597 million, excluding $200 million for nuclear fuel, primarily related to various projects at its fossil and nuclear generation stations, including the new Maryland generating station noted above.

ACCOUNTING MATTERS
For information related to recent accounting matters, see Item 1. Note 2. Recent Accounting Standards.

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
From July through September 2015, MTM VaR remained relatively stable between low of $8 million to high of $14 million at 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2015 as compared with the year ended December 31, 2014.

	MTM VaR
	Three Months Ended September 30, 2015	Year Ended December 31, 2014
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$10	$36
Average for the Period	$10	$30
High	$14	$195
Low	$8	$14
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$16	$56
Average for the Period	$15	$46
High	$23	$306
Low	$12	$22

See Item 1. Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters in the ordinary course of business. For additional information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2014 Annual Report on Form 10-K, see see Part I, Item 1. Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
There are no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the third quarter of 2015.

Three Months Ended September 30, 2015	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31	—	$—
August 1- August 31	189,018	$42.23
September 1- September 30	20,000	$38.97

ITEM 5. OTHER INFORMATION
Certain information reported in the 2014 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2014 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Federal Regulation
FERC
Regulation of Wholesale Sales—Generation/Market Issues
Capacity Market Issues—PJM
December 31, 2014 Form 10-K page 16, March 31, 2015 Form 10-Q page 69 and June 30, 2015 Form 10-Q page 78. The RPM is the locational installed capacity market design for the PJM region, including a forward auction for installed capacity.
On December 12, 2014, PJM filed a proposal at FERC to implement a Capacity Performance (CP) mechanism. Under this mechanism, PJM created a more robust capacity product definition with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. On June 9, 2015, FERC conditionally accepted the CP mechanism which will be phased in over the next few years, with the participation of both the CP product and a base product that has less rigorous performance obligations. The CP mechanism was implemented for the 2015 base residual auction (covering the 2018-2019 Delivery Year) which concluded on August 21, 2015. The CP product will be implemented fully for the 2020-2021 Delivery Year. Based upon the August 2015 base residual auction results, the CP mechanism appears to have provided the opportunity for enhanced capacity market revenue streams for Power but future impacts cannot be assured. Further, there may be requirements for additional investment and there are additional performance risks.
On June 30, 2015, a consumer coalition filed a complaint requesting that the load forecast that PJM was currently analyzing and updating to determine the amount of capacity it would procure in the 2016 base residual auction be implemented immediately for the upcoming 2015 transition auctions and base residual auction. FERC did not address the complaint prior to the auctions, effectively denying it.
Price Formation Initiatives
Power has been actively involved both through stakeholder processes and through filings at FERC in seeking improvements to the rules for setting prices for energy in the day-ahead and real-time markets administered by PJM and other system operators. A recent development which we consider positive involves a September 17, 2015 FERC notice of proposed rulemaking on two issues: aligning settlements with dispatch intervals (more granular “5-minute pricing” in real-time markets) and improving real-time scarcity pricing. Comments made by FERC commissioners stressed these two items are intended to be the first of a series of steps FERC will take on energy price formation in the future.
Reactive Power Rates
In June 2015, Power submitted a tariff filing with FERC to increase Power’s rates for reactive supply and voltage control service from approximately $27 million per year to about $39 million per year. The rates were last adjusted in 2008 and since that time various generating units have been de-activated, activated or improved with the net impact supportive of an upward rate adjustment. FERC accepted Power’s rate filing increase to become effective in January 2016, subject to refund, hearing and settlement procedures. FERC also referred the filing to the FERC Office of Enforcement for its evaluation. Power has participated in two settlement conferences to date with the FERC trial staff.
Long-Term Capacity Agreement Pilot Program Act (LCAPP)
December 31, 2014 Form 10-K page 18. In 2011, the State of New Jersey enacted the LCAPP to subsidize approximately 2,000 MW of new natural gas-fired generation. The LCAPP provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey EDCs.
In 2013, the U.S. District Court in New Jersey found that the LCAPP was unconstitutional and declared the LCAPP null and void. This federal court decision was subsequently challenged on appeal in the U.S. Third Circuit Court of Appeals. The State of Maryland also took similar action to subsidize above-market new generation. This action was also determined to be unconstitutional in 2013 in the U.S. District Court in Maryland and such decision was challenged in the U.S. Fourth Circuit Court of Appeals. Both appeals were denied, with the U.S. Fourth Circuit Court of Appeals (Fourth Circuit) denying the appeal regarding the State of Maryland’s action in June 2014 and the U.S. Third Circuit Court of Appeals denying the LCAPP appeal in September 2014. These denials have been challenged on appeal to the U.S. Supreme Court. In October 2015, the U.S. Supreme Court announced that it would consider the appeal of the Fourth Circuit's decision involving Maryland. The U.S. Supreme Court is expected to consider this case in 2016. We cannot predict the outcome of this appeal.

Transmission Regulation—Transmission Policy Developments
December 31, 2014 Form 10-K page 18, March 31, 2015 Form 10-Q page 70 and June 30, 2015 Form 10-Q page 78.
In April 2013, PJM initiated its first "open window" solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues at Artificial Island off the shore of New Jersey. In April 2015, the PJM staff advised stakeholders that it intended to recommend a transmission project to the PJM Board of Managers consisting of various components to be constructed by LS Power, PSE&G and Potomac Holding Company.  On July 29, 2015, the PJM Board approved the PJM staff's recommendation. In August 2015, PJM sent PSE&G a Construction Responsibility Letter (to which PSE&G will be responding on November 9) awarding PSE&G three components of the project, estimated by PJM to cost approximately $126 million. PSE&G is currently in discussions with PJM regarding the accuracy of this estimate given the complexities associated with construction work at Artificial Island. In a related matter, FERC denied a complaint filed by PSE&G contending that PJM had failed to follow its rules during the Artificial Island solicitation process.     PSE&G, however, continues to work with both PJM and its stakeholders to improve the rules governing open window processes in PJM.
In November 2014, Con Edison had brought a complaint against PJM at FERC challenging PJM's allocation of costs for two PSE&G projects in northern New Jersey, including the Bergen-Linden Corridor Project (BLC). In June 2015, FERC issued an order dismissing the complaint. Con Edison and a merchant generator have sought judicial review of certain aspects of FERC’s order and Con Edison has filed a rehearing request with FERC.
There have been developments on several additional matters involving cost allocation issues. In May 2015 and as amended in July 2015, a merchant transmission operator filed a complaint against PJM challenging PJM’s allocation of costs for four PSE&G projects, including BLC. PSE&G filed opposition to the complaint and the matter is currently pending at FERC. In August 2015, the Delaware Public Service Commission and the Maryland Public Service Commission filed a complaint against PJM and certain transmission owners that have voting rights over cost allocation and rate design, including PSE&G, alleging that PJM tariff provisions allocate an excessive share of the Artificial Island project costs to them relative to the actual benefits of the project to residents of Delaware and Maryland. PSE&G intends to participate in a group filing of transmission owners that will oppose the complaint.
In June 2015, a transmission developer filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. According to the complaint, PJM and certain transmission owners wrongfully inflated the scope and associated costs of mitigation work needed to accommodate the developer’s proposal in order to prevent it from pursuing its projects. Although not named as a respondent in the complaint, PSE&G is identified as one of the companies claimed to have been involved. In July 2015, PJM filed a response, which included a supporting affidavit from PSE&G, contesting the allegations. The matter is pending.
State Regulation
Gas System Modernization Program (GSMP)
March 31, 2015 Form 10-Q page 71. In September 2015, PSE&G reached a settlement in principle with the BPU Staff and the New Jersey Division of Rate Counsel regarding PSE&G’s GSMP through which, if approved, PSE&G will invest $905 million over the next three years to modernize its gas system. The settlement in principle will enable the utility to replace up to 510 miles of gas mains and 38,000 service lines over a three-year period, with cost recovery at a 9.75% rate of return on equity on the first $650 million of the investment through an accelerated recovery mechanism. Under the settlement in principle, PSE&G will seek recovery of the remaining $255 million of investment in its next base rate case, which is to be filed no later than November 1, 2017.
Connecticut Rate Filing
June 30, 2015 Form 10-Q page 79. In June 2015, Power’s subsidiary PSEG New Haven LLC, filed a mandatory annual rate case with the Connecticut Public Utilities Regulatory Authority (PURA) for recovery of its costs and investment in its Connecticut-based peaking unit. Power requested 2016 revenues of $22 million. On October 22, 2015, PURA issued a Proposed Final Decision to approve the entirety of Power’s request. A Final Decision is expected to be issued on November 4, 2015.

Environmental Matters
Air Pollution Control
Demand Response (DR) Reciprocating Internal Combustion Engines (RICE) Litigation
December 31, 2014 Form 10-K page 23 and June 30, 2015 Form 10-Q page 79. In March 2013, Power filed a petition at the EPA challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued in January 2013. Among other things, the final EPA rule includes two exemptions that allow owners and operators of stationery emergency RICE to operate their engines without the installation and operation of emission controls (1) as part of an emergency DR program for 100 hours per year (100 hour exemption) or (2) as part of a financial arrangement with another entity per specified restrictions in non-emergency situations for 50 hours per year (50 hour exemption). This waiver of NESHAP standards results in disparate treatment of different generation technology types. In its appeal, Power sought more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market. In August 2014, the EPA denied the March 2013 petition and in October 2014, Power appealed the EPA's denial to the D.C. Court. On May 1, 2015, the D.C. Court vacated the 100 hour exemption but thereafter granted a stay until May 1, 2016. On September 23, 2015, the D.C. Court granted the EPA's motion for voluntary remand of the 50 hour exemption provision to the EPA. While both provisions remain in place, the EPA will undergo proceedings to address the D.C. Court's orders. We believe that the impact of the D.C. Court's rulings would likely benefit Power's and its competitors' operations of their power generation peaking units.
Ozone Standard
March 31, 2015 Form 10-Q page 71. In December 2014, the EPA proposed a rule to lower the ambient air quality standard for the level of ozone in the atmosphere from 75 parts per billion (ppb) to a level in the range of 65-70 ppb. On October 1, 2015, the EPA finalized a standard of 70 ppb. To meet the new standard, the EPA and the states have to implement additional emission reduction strategies for NOX and volatile organic compounds. Some portions of the Mid-Atlantic and New England states are not expected to be able to meet the new standard. Although the majority of our fossil generating units employ state-of-the-art NOX emission controls, we cannot predict the outcome of this matter since new requirements of the EPA and the states are unknown at this time. A coal mining company has filed a petition for review with the D.C. Court to challenge the rule.
Climate Change
CO2 Regulation Under the Clean Air Act (CAA)
December 31, 2014 Form 10-K page 23, March 31, 2015 Form 10-Q page 72 and June 30, 2015 Form 10-Q page 80. On October 23, 2015, the EPA published the Clean Power Plan (CPP), a greenhouse gas (GHG) emissions regulation under the CAA for existing power plants. The regulation establishes state-specific emission rate targets based on implementation of the best system of emission reduction (BSER). The BSER consists of three components: (i) heat rate improvements at existing coal-fired power plants, (ii) increased use of existing natural gas combined cycle capacity, and (iii) operation of incremental zero-emitting generation (renewables and nuclear). States may choose these or other methodologies to achieve the necessary reductions of CO2 emissions.
Each state must submit a compliance plan to the EPA by September 6, 2016 or seek a two-year extension to September 6, 2018. States can comply using an emission rate-based plan (pounds CO2/MWh) or a mass-based plan (tons). Compliance with the final rule is effective January 1, 2022.
The EPA, FERC and the U.S. Department of Energy announced that they plan to meet at least quarterly to evaluate states' plans and identify reliability concerns so adjustments can be made before the final plans are submitted. The agencies are engaging various stakeholders, including the Regional Transmission Operators/Independent System Operators. The agencies will continue to meet after the states' plans are in effect to assess if revisions are required.
On October 23, 2015, the EPA also published proposed federal implementation requirements for states that do not submit an EPA-approved compliance plan. Comments are due by January 21, 2016.
Numerous states, including New Jersey, and several industry groups have filed petitions for review with the D.C. Court to challenge the CPP. In addition, the petitioners are seeking a stay of the rule.
Water Pollution Control
Steam Electric Effluent Guidelines
December 31, 2014 Form 10-K page 24. On September 30, 2015, the EPA issued a new Effluent Guidelines Limitation Rule for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power has two electric generation facilities, its dual-

fuel (gas/coal) Mercer station in New Jersey and coal-fired Bridgeport Harbor station in Connecticut, that have bottom ash transport water discharges that are regulated under this rule. We are unable to predict if these new standards will have a material impact on Power's future capital requirements, financial condition or results of operations.
Cooling Water Intake Structure Regulation
December 31, 2014 Form 10-K page 25 and June 30, 2015 Form 10-Q page 80. On June 30, 2015, the NJDEP issued a draft permit for Salem. The draft permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system with certain required system modifications. The draft permit is subject to a sixty-day public notice and comment period. We participated in the NJDEP’s August 5, 2015 public hearing and submitted comments on the draft permit on September 18, 2015. The NJDEP may make revisions before issuing the final permit expected in the first half of 2016. For additional information, see Part I, Item 1. Note 8. Commitments and Contingent Liabilities.
Waters of the United States
December 31, 2014 Form 10-K page 25 and June 30, 2015 Form 10-Q page 80. In April 2014, the EPA Administrator and the Assistant Secretary of the Army (Civil Works) jointly published a proposed rule to clarify the definition of waters of the U.S. under the Clean Water Act (CWA) programs in order to protect the streams and wetlands that form the foundation of the nation’s water resources. This definition will have broad application to all areas of compliance under the CWA, including permitted discharges and construction activities. The final rule was published on June 29, 2015 and we are reviewing it to determine the materiality of the impacts that might result from the final rule. Some states, including New Jersey, are subject to state requirements beyond those imposed under federal law. While we do not anticipate material impacts to projects in New Jersey, the new definition could impose requirements in other states and regions that could impact the development of renewables.
Various states, industry coalitions and environmental organizations have initiated legal action related to the provisions of the final rule. On October 9, 2015, the Sixth Circuit Court of Appeals issued a stay of the rule pending further court action.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10	Employment Agreement with Daniel J. Cregg. dated September 22, 2015
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 10	Employment Agreement with Daniel J. Cregg, dated September 22, 2015
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 10	Employment Agreement with Daniel J. Cregg, dated September 22, 2015
Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: October 30, 2015

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
Date: October 30, 2015

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
Date: October 30, 2015