Form 10-Q
period 2016-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2016-05-02
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-1212800
001-34232	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-3663480

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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2016, Public Service Enterprise Group Incorporated had outstanding 505,929,329 shares of its sole class of Common Stock, without par value.
As of April 19, 2016, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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
All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized or even if realized, will have the expected consequences to, or effects on, us or our business prospects, financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking

ii

statements made in this report apply only as of the date of this report. While we may elect to update forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if internal estimates change, unless otherwise required by applicable securities laws.
The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

FILING FORMAT
This combined Quarterly Report on Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G) and PSEG Power LLC (Power). Information relating to any individual company is filed by such company on its own behalf. PSE&G and Power are each only responsible for information about itself and its subsidiaries.
Discussions throughout the document refer to PSEG and its direct operating subsidiaries, PSE&G and Power. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed.

iii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES	$2,616	$3,135
OPERATING EXPENSES
Energy Costs	836	1,094
Operation and Maintenance	729	663
Depreciation and Amortization	224	330
Total Operating Expenses	1,789	2,087
OPERATING INCOME	827	1,048
Income from Equity Method Investments	2	3
Other Income	48	48
Other Deductions	(21)	(12)
Other-Than-Temporary Impairments	(10)	(5)
Interest Expense	(92)	(98)
INCOME BEFORE INCOME TAXES	754	984
Income Tax Expense	(283)	(398)
NET INCOME	$471	$586
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	506
DILUTED	508	508
NET INCOME PER SHARE:
BASIC	$0.93	$1.16
DILUTED	$0.93	$1.15
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.41	$0.39

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$471	$586
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(16) and $(13) for 2016 and 2015, respectively	16	14
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $(1) and $7 for 2016 and 2015, respectively	2	(9)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(6) and $(6) for 2016 and 2015, respectively	8	8
Other Comprehensive Income (Loss), net of tax	26	13
COMPREHENSIVE INCOME	$497	$599

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$592	$394
Accounts Receivable, net of allowances of $66 and $67 in 2016 and 2015, respectively	1,107	1,068
Tax Receivable	4	305
Unbilled Revenues	178	197
Fuel	306	463
Materials and Supplies, net	533	513
Prepayments	89	135
Derivative Contracts	230	242
Regulatory Assets	217	164
Other	7	13
Total Current Assets	3,263	3,494
PROPERTY, PLANT AND EQUIPMENT	36,393	35,494
Less: Accumulated Depreciation and Amortization	(9,119)	(8,955)
Net Property, Plant and Equipment	27,274	26,539
NONCURRENT ASSETS
Regulatory Assets	3,150	3,196
Long-Term Investments	1,234	1,233
Nuclear Decommissioning Trust (NDT) Fund	1,778	1,754
Long-Term Tax Receivable	184	171
Long-Term Receivable of Variable Interest Entity (VIE)	506	495
Other Special Funds	246	227
Goodwill	16	16
Other Intangibles	112	102
Derivative Contracts	133	77
Other	230	231
Total Noncurrent Assets	7,589	7,502
TOTAL ASSETS	$38,126	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$562	$734
Commercial Paper and Loans	12	364
Accounts Payable	1,192	1,369
Derivative Contracts	53	76
Accrued Interest	123	96
Accrued Taxes	155	42
Clean Energy Program	86	142
Obligation to Return Cash Collateral	130	128
Regulatory Liabilities	115	123
Regulatory Liabilities of VIEs	32	42
Other	482	459
Total Current Liabilities	2,942	3,575
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,377	8,166
Regulatory Liabilities	177	175
Asset Retirement Obligations	686	679
OPEB Costs	1,205	1,228
OPEB Costs of Servco	382	375
Accrued Pension Costs	458	487
Accrued Pension Costs of Servco	117	114
Environmental Costs	423	415
Derivative Contracts	14	27
Long-Term Accrued Taxes	176	212
Other	174	181
Total Noncurrent Liabilities	12,189	12,059
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	9,676	8,834
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2016 and 2015—534 shares	4,908	4,915
Treasury Stock, at cost, 2016 - 29 shares; 2015— 28 shares	(702)	(671)
Retained Earnings	9,381	9,117
Accumulated Other Comprehensive Loss	(269)	(295)
Total Common Stockholders’ Equity	13,318	13,066
Noncontrolling Interest	1	1
Total Stockholders’ Equity	13,319	13,067
Total Capitalization	22,995	21,901
TOTAL LIABILITIES AND CAPITALIZATION	$38,126	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$471	$586
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	224	330
Amortization of Nuclear Fuel	58	55
Provision for Deferred Income Taxes (Other than Leases) and ITC	182	63
Non-Cash Employee Benefit Plan Costs	32	41
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(15)	4
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(21)	37
Change in Accrued Storm Costs	(1)	7
Net Change in Other Regulatory Assets and Liabilities	(104)	(29)
Cost of Removal	(35)	(26)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	3	(12)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	301	180
Accrued Taxes	144	322
Margin Deposit	(4)	14
Other Current Assets and Liabilities	27	109
Employee Benefit Plan Funding and Related Payments	(56)	(47)
Other	8	45
Net Cash Provided By (Used In) Operating Activities	1,214	1,679
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,065)	(747)
Proceeds from Sales of Available-for-Sale Securities	202	609
Investments in Available-for-Sale Securities	(207)	(638)
Other	(11)	(3)
Net Cash Provided By (Used In) Investing Activities	(1,081)	(779)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(352)	—
Issuance of Long-Term Debt	850	—
Redemption of Long-Term Debt	(171)	—
Redemption of Securitization Debt	—	(58)
Cash Dividends Paid on Common Stock	(207)	(197)
Other	(55)	(39)
Net Cash Provided By (Used In) Financing Activities	65	(294)
Net Increase (Decrease) in Cash and Cash Equivalents	198	606
Cash and Cash Equivalents at Beginning of Period	394	402
Cash and Cash Equivalents at End of Period	$592	$1,008
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(299)	$(175)
Interest Paid, Net of Amounts Capitalized	$66	$74
Accrued Property, Plant and Equipment Expenditures	$434	$276

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES	$1,712	$2,002
OPERATING EXPENSES
Energy Costs	729	892
Operation and Maintenance	382	412
Depreciation and Amortization	139	247
Total Operating Expenses	1,250	1,551
OPERATING INCOME	462	451
Other Income	20	18
Other Deductions	(1)	(1)
Interest Expense	(68)	(69)
INCOME BEFORE INCOME TAXES	413	399
Income Tax Expense	(151)	(157)
NET INCOME	$262	$242

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$262	$242
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $0 for 2016 and 2015, respectively	—	—
COMPREHENSIVE INCOME	$262	$242

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$558	$198
Accounts Receivable, net of allowances of $66 and $67 in 2016 and 2015, respectively	831	787
Accounts Receivable—Affiliated Companies	3	222
Unbilled Revenues	178	197
Materials and Supplies	154	148
Prepayments	5	31
Regulatory Assets	217	164
Derivative Contracts	8	13
Other	5	9
Total Current Assets	1,959	1,769
PROPERTY, PLANT AND EQUIPMENT	24,347	23,732
Less: Accumulated Depreciation and Amortization	(5,584)	(5,504)
Net Property, Plant and Equipment	18,763	18,228
NONCURRENT ASSETS
Regulatory Assets	3,150	3,196
Long-Term Investments	331	330
Other Special Funds	59	49
Derivative Contracts	2	—
Other	108	105
Total Noncurrent Assets	3,650	3,680
TOTAL ASSETS	$24,372	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$171
Commercial Paper and Loans	—	153
Accounts Payable	621	724
Accounts Payable—Affiliated Companies	258	292
Accrued Interest	83	70
Clean Energy Program	86	142
Obligation to Return Cash Collateral	130	128
Regulatory Liabilities	115	123
Regulatory Liabilities of VIEs	32	42
Other	329	297
Total Current Liabilities	1,654	2,142
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,341	5,181
OPEB Costs	912	937
Accrued Pension Costs	183	202
Regulatory Liabilities	177	175
Environmental Costs	354	365
Asset Retirement Obligations	219	218
Derivative Contracts	—	11
Long-Term Accrued Taxes	89	109
Other	116	114
Total Noncurrent Liabilities	7,391	7,312
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	7,492	6,650
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2016 and 2015—132 shares	892	892
Contributed Capital	695	695
Basis Adjustment	986	986
Retained Earnings	5,261	4,999
Accumulated Other Comprehensive Income	1	1
Total Stockholder’s Equity	7,835	7,573
Total Capitalization	15,327	14,223
TOTAL LIABILITIES AND CAPITALIZATION	$24,372	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$262	$242
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	139	247
Provision for Deferred Income Taxes and ITC	147	29
Non-Cash Employee Benefit Plan Costs	18	24
Cost of Removal	(35)	(26)
Change in Accrued Storm Costs	(1)	7
Net Change in Other Regulatory Assets and Liabilities	(104)	(29)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(26)	(142)
Materials and Supplies	(6)	(9)
Prepayments	26	37
Accounts Payable	(24)	16
Accounts Receivable/Payable—Affiliated Companies, net	197	253
Other Current Assets and Liabilities	35	77
Employee Benefit Plan Funding and Related Payments	(44)	(37)
Other	(16)	(12)
Net Cash Provided By (Used In) Operating Activities	568	677
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(724)	(599)
Proceeds from Sales of Available-for-Sale Securities	5	4
Investments in Available-for-Sale Securities	(5)	(5)
Solar Loan Investments	—	(2)
Other	—	9
Net Cash Provided By (Used In) Investing Activities	(724)	(593)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(153)	—
Issuance of Long-Term Debt	850	—
Redemption of Long-Term Debt	(171)	—
Redemption of Securitization Debt	—	(58)
Other	(10)	—
Net Cash Provided By (Used In) Financing Activities	516	(58)
Net Increase (Decrease) In Cash and Cash Equivalents	360	26
Cash and Cash Equivalents at Beginning of Period	198	310
Cash and Cash Equivalents at End of Period	$558	$336
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(200)	$(180)
Interest Paid, Net of Amounts Capitalized	$53	$58
Accrued Property, Plant and Equipment Expenditures	$318	$226

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING REVENUES	$1,313	$1,725
OPERATING EXPENSES
Energy Costs	638	893
Operation and Maintenance	253	172
Depreciation and Amortization	79	76
Total Operating Expenses	970	1,141
OPERATING INCOME	343	584
Income from Equity Method Investments	2	3
Other Income	26	29
Other Deductions	(18)	(11)
Other-Than-Temporary Impairments	(10)	(5)
Interest Expense	(22)	(31)
INCOME BEFORE INCOME TAXES	321	569
Income Tax Expense	(129)	(234)
NET INCOME	$192	$335

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$192	$335
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(16) and $(13) for 2016 and 2015, respectively	16	14
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0 and $7 for 2016 and 2015, respectively	—	(9)
Pension/OPEB adjustment, net of tax (expense) benefit of $(5) and $(5) for 2016 and 2015, respectively	7	7
Other Comprehensive Income (Loss), net of tax	23	12
COMPREHENSIVE INCOME	$215	$347

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$16	$12
Accounts Receivable	227	217
Accounts Receivable—Affiliated Companies	184	276
Short-Term Loan to Affiliate	672	363
Fuel	306	463
Materials and Supplies, net	377	363
Derivative Contracts	218	223
Prepayments	27	25
Other	4	7
Total Current Assets	2,031	1,949
PROPERTY, PLANT AND EQUIPMENT	11,690	11,354
Less: Accumulated Depreciation and Amortization	(3,364)	(3,227)
Net Property, Plant and Equipment	8,326	8,127
NONCURRENT ASSETS
NDT Fund	1,778	1,754
Long-Term Investments	116	119
Goodwill	16	16
Other Intangibles	112	102
Other Special Funds	61	55
Derivative Contracts	127	77
Other	50	51
Total Noncurrent Assets	2,260	2,174
TOTAL ASSETS	$12,617	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$553	$553
Accounts Payable	418	432
Accounts Payable—Affiliated Companies	152	33
Derivative Contracts	52	76
Accrued Interest	39	25
Other	98	107
Total Current Liabilities	1,312	1,226
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,402	2,347
Asset Retirement Obligations	463	457
OPEB Costs	232	230
Derivative Contracts	14	16
Accrued Pension Costs	158	166
Long-Term Accrued Taxes	38	35
Other	96	87
Total Noncurrent Liabilities	3,403	3,338
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT	1,685	1,684
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,206	5,014
Accumulated Other Comprehensive Loss	(217)	(240)
Total Member’s Equity	6,217	6,002
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,617	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$192	$335
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	79	76
Amortization of Nuclear Fuel	58	55
Provision for Deferred Income Taxes and ITC	34	37
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(21)	37
Non-Cash Employee Benefit Plan Costs	10	13
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	3	(12)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	143	284
Margin Deposit	(4)	14
Accounts Receivable	(41)	(16)
Accounts Payable	(34)	(55)
Accounts Receivable/Payable—Affiliated Companies, net	184	86
Accrued Interest Payable	14	16
Other Current Assets and Liabilities	1	(56)
Employee Benefit Plan Funding and Related Payments	(8)	(6)
Other	53	42
Net Cash Provided By (Used In) Operating Activities	663	850
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(333)	(139)
Proceeds from Sales of Available-for-Sale Securities	183	594
Investments in Available-for-Sale Securities	(188)	(608)
Short-Term Loan—Affiliated Company, net	(309)	(471)
Other	(12)	(11)
Net Cash Provided By (Used In) Investing Activities	(659)	(635)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	—	(200)
Net Cash Provided By (Used In) Financing Activities	—	(200)
Net Increase (Decrease) in Cash and Cash Equivalents	4	15
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$16	$24
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(100)	$5
Interest Paid, Net of Amounts Capitalized	$11	$16
Accrued Property, Plant and Equipment Expenditures	$116	$50

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
Basis of Presentation
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2015.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
The accounting standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG is currently analyzing the impact of this standard on our financial statements; however, PSEG expects increased volatility in net income due to changes in fair value of our equity securities within the Nuclear Decommissioning Trust (NDT) and Rabbi Trust Funds.
Leases
This accounting standard replaces existing lease accounting guidance and requires lessees to recognize all leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee would recognize a lease asset and corresponding lease obligation. A lessee would classify its leases as either finance leases or operating leases based on whether control of the underlying assets has transferred to the lessee. A lessor would classify its leases as operating or direct financing leases, or as sales-type leases based on whether control of the underlying assets has transferred to the lessee. Both the lessee and lessor models require additional disclosure of key information. The standard requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
The accounting standard is effective for annual and interim periods beginning after December 15, 2018 with retrospective application to previously issued financial statements for 2018 and 2017. Early application is permitted. PSEG is currently analyzing the impact of this standard on its financial statements.
Stock Compensation-Improvements to Employee Share-Based Payment Accounting
This accounting standard was issued to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
Under the new guidance, all excess tax benefits and tax deficiencies should be recognized as income tax expense rather than recognized in additional paid in capital. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity rather than a financing activity as currently classified. In addition, the minimum statutory tax withholding requirements were simplified in order to facilitate equity classification of the award.
The accounting standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for an entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period; however, the amendments within this update require different adoption methods. PSEG is currently analyzing the impact of this standard on its financial statements.

Note 3. Variable Interest Entities (VIEs)
VIEs for which PSE&G is the Primary Beneficiary
PSE&G is the primary beneficiary and consolidates two marginally capitalized VIEs, PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which was pledged as collateral to a trustee. PSE&G acted as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds were remitted to Transition Funding and Transition Funding II and were used for interest and principal payments on the transition bonds and related costs. During 2015, Transition Funding and Transition Funding II paid their final securitization bond payments and as of December 31, 2015, no further debt or related costs remained with these VIEs. Effective January 1, 2016, PSE&G commenced refunding the overcollections from customers associated with these VIEs and expects to fully refund these liabilities in 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

VIE for which PSEG LI is the Primary Beneficiary
PSEG LI consolidates Long Island Electric Utility Servco, LLC (Servco), a marginally capitalized VIE, which was created for the purpose of operating LIPA's T&D system in Long Island, New York as well as providing administrative support functions to LIPA. PSEG LI is the primary beneficiary of Servco because it directs the operations of Servco, the activity that most significantly impacts Servco's economic performance and it has the obligation to absorb losses of Servco that could potentially be significant to Servco. Such losses would be immaterial to PSEG.
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
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $98 million and $82 million for the three months ended March 31, 2016 and 2015, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG's Condensed Consolidated Statement of Operations.

Note 4. Rate Filings
This Note should be read in conjunction with Note 5. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Remediation Adjustment Charge (RAC)—On April 27, 2016, the BPU approved PSE&G's filing with respect to its RAC 23 petition allowing recovery of $54 million effective May 7, 2016 related to net Manufactured Gas Plant expenditures from August 1, 2014 through July 31, 2015.

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	March 31, 2016	December 31, 2015
	Millions
Commercial/Industrial	$178	$177
Residential	12	12
Total	$190	$189

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
The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2016 and December 31, 2015, respectively.

	As of	As of
	March 31, 2016	December 31, 2015
	Millions
Lease Receivables (net of Non-Recourse Debt)	$631	$631
Estimated Residual Value of Leased Assets	519	519
Unearned and Deferred Income	(363)	(366)
Gross Investment in Leases	787	784
Deferred Tax Liabilities	(709)	(724)
Net Investment in Leases	$78	$60

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor's (S&P) as of March 31, 2016
As of March 31, 2016
Millions
AA	$17
BBB+ — BBB-	316
BB-	134
CCC+	164
Total	$631

The “BB-” and the "CCC+" ratings in the preceding table represent lease receivables related to coal-fired assets in Illinois and Pennsylvania, respectively. As of March 31, 2016, the gross investment in the leases of such assets, net of non-recourse debt, was $573 million ($(18) million, net of deferred taxes). A more detailed description of such assets under lease, as of March 31, 2016, is presented in the following table.

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
NRG REMA, LLC (NRG) notified PJM that it deactivated the coal-fired units at the Shawville generating facility in June 2015 and has disclosed that it expects to return the Shawville units to service in the fall of 2016 with the ability to use natural gas.

Note 6. Available-for-Sale Securities
NDT Fund
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

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$690	$195	$(13)	$872
Debt Securities
Government Obligations	487	15	—	502
Other	369	9	(6)	372
Total Debt Securities	856	24	(6)	874
Other Securities	32	—	—	32
Total NDT Available-for-Sale Securities	$1,578	$219	$(19)	$1,778

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$693	$185	$(13)	$865
Debt Securities
Government Obligations	483	8	(3)	488
Other	366	3	(10)	359
Total Debt Securities	849	11	(13)	847
Other Securities	42	—	—	42
Total NDT Available-for-Sale Securities	$1,584	$196	$(26)	$1,754

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2016	December 31, 2015
	Millions
Accounts Receivable	$16	$17
Accounts Payable	$9	$10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$123	$(13)	$1	$—	$151	$(13)	$1	$—
Debt Securities
Government Obligations (B)	29	—	19	—	245	(2)	19	(1)
Other (C)	61	(2)	48	(4)	222	(7)	36	(3)
Total Debt Securities	90	(2)	67	(4)	467	(9)	55	(4)
NDT Available-for-Sale Securities	$213	$(15)	$68	$(4)	$618	$(22)	$56	$(4)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2016.

(B)
Debt Securities (Government Obligations)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2016.

(C)
Debt Securities (Other)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2016.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2016	2015
	Millions
Proceeds from NDT Fund Sales (A)	$177	$590
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	15	19
Gross Realized Losses	(16)	(9)
Net Realized Gains (Losses) on NDT Fund	$(1)	$10

(A)	2015 proceeds include activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $101 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The NDT available-for-sale debt securities held as of March 31, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$24
1 - 5 years	215
6 - 10 years	209
11 - 15 years	57
16 - 20 years	53
Over 20 years	316
Total NDT Available-for-Sale Debt Securities	$874

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the three months ended March 31, 2016, other-than-temporary impairments of $10 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$8	$—	$20
Debt Securities
Government Obligations	107	2	—	109
Other	84	1	(2)	83
Total Debt Securities	191	3	(2)	192
Other Securities	5	—	—	5
Total Rabbi Trust Available-for-Sale Securities	$208	$11	$(2)	$217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$10	$—	$22
Debt Securities
Government Obligations	108	1	(1)	108
Other	82	—	(1)	81
Total Debt Securities	190	1	(2)	189
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$204	$11	$(2)	$213

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2016	December 31, 2015
	Millions
Accounts Receivable	$3	$1
Accounts Payable	$5	$—

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	10	—	2	—	53	(1)	2	—
Other (C)	30	(1)	11	(1)	46	(1)	9	—
Total Debt Securities	40	(1)	13	(1)	99	(2)	11	—
Rabbi Trust Available-for-Sale Securities	$40	$(1)	$13	$(1)	$99	$(2)	$11	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government Obligations)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(C)
Debt Securities (Other)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2016.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2016	2015
	Millions
Proceeds from Rabbi Trust Sales (A)	$25	$19
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$1	$—
Gross Realized Losses	(1)	—
Net Realized Gains (Losses) on Rabbi Trust	$—	$—

(A)	2015 proceeds include activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains disclosed in the preceding table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $6 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of March 31, 2016.
The Rabbi Trust available-for-sale debt securities held as of March 31, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$9
1 - 5 years	42
6 - 10 years	47
11 - 15 years	5
16 - 20 years	9
Over 20 years	80
Total Rabbi Trust Available-for-Sale Debt Securities	$192

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The fair value of assets in the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	March 31, 2016	December 31, 2015
	Millions
PSE&G	$43	$42
Power	53	52
Other	121	119
Total Rabbi Trust Available-for-Sale Securities	$217	$213

Note 7. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
Effective January 1, 2016, PSEG changed the approach used to measure future service and interest costs for pension benefits. For 2015 and prior, PSEG calculated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016 and beyond, PSEG has elected to calculate service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. PSEG believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plan obligations. As a change in accounting estimate, this change is being reflected prospectively. For the three months ended March 31, 2016, pension and OPEB costs, net of amounts capitalized, were reduced by $9 million and $3 million, respectively, as compared to the 2016 amounts that would have been derived from applying PSEG's 2015 and prior years' methodology.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis.
Pension and OPEB costs for PSEG, except for Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$27	$31	$4	$5
Interest Cost	50	59	15	17
Expected Return on Plan Assets	(98)	(103)	(8)	(7)
Amortization of Net
Prior Service Cost (Credit)	(4)	(5)	(3)	(3)
Actuarial Loss	39	37	10	10
Total Benefit Costs	$14	$19	$18	$22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	Millions
PSE&G	$7	$10	$11	$14
Power	4	6	6	7
Other	3	3	1	1
Total Benefit Costs	$14	$19	$18	$22

During the three months ended March 31, 2016, PSEG contributed its entire planned contributions for the year 2016 of $21 million into its pension plans and $14 million into its OPEB plan.
Servco Pension and OPEB
At the direction of LIPA, Servco sponsors benefit plans that cover its current and former employees who meet certain eligibility criteria. Under the OSA, all of these and any future employee benefit costs are to be funded by LIPA. See Note 3. Variable Interest Entities. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $28 million into its pension plan during 2016. Servco's pension-related revenues and costs were $6 million for each of the three months ended March 31, 2016 and 2015. The OPEB-related revenues earned and costs incurred for each of the three months ended March 31, 2016 and 2015 were immaterial.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
The following table shows the face value of Power's outstanding guarantees, current exposure and margin positions as of March 31, 2016 and December 31, 2015.

	As of	As of
	March 31, 2016	December 31, 2015
	Millions
Face Value of Outstanding Guarantees	$1,786	$1,734
Exposure under Current Guarantees	$183	$172

Letters of Credit Margin Posted	$169	$122
Letters of Credit Margin Received	$220	$192

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(17)	$(15)
Net Broker Balance Deposited (Received)	$1	$(5)

In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$851	$864
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,391	$3,215

Additional Amounts Posted:
Other Letters of Credit	$51	$51

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

As of March 31, 2016, PSE&G had posted $14 million in letters of credit to support various environmental obligations. PSE&G had $615 million of liquidity available under its credit facility as of March 31, 2016.
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
The EPA determined that there was a need to perform a comprehensive study of the entire 17-miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
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
In 2012, Tierra/Maxus withdrew from the CPG and refused to participate as members going forward, other than with respect to their obligation to fund the EPA’s portion of its RI/FS oversight costs. At such time, the remaining members of the CPG, in agreement with the EPA, commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. PSE&G’s and Power's combined share of the cost of that effort is approximately three percent. The remaining CPG members have reserved their rights to seek reimbursement from Tierra/Maxus for the costs of the River Mile 10.9 removal.
On April 11, 2014, the EPA released its revised draft “Focused Feasibility Study” (FFS) which contemplated the removal of 4.3 million cubic yards of sediment from the bottom of the lower eight miles of the 17-mile stretch of the Passaic River. The revised draft FFS set forth various alternatives for remediating this portion of the Passaic River.
The CPG, which consisted of 53 members as of March 31, 2016, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost for the preparation of the RI/FS is approximately $156 million, which the CPG continues to incur. Of the estimated $156 million, as of March 31, 2016, the CPG had spent approximately $146 million, of which PSE&G's and Power's combined share was approximately $9 million.
The CPG's draft FS set forth various alternatives for remediating the lower Passaic River. It set forth the CPG’s estimated costs to remediate the lower 17 miles of the Passaic River which range from approximately $518 million to $3.2 billion on an undiscounted basis. The CPG identified a targeted remedy in the draft FS which would involve removal, treatment and disposal of contaminated sediments taken from targeted locations within the entire 17 miles of the lower Passaic River. The estimated cost in the draft FS for the targeted remedy ranged from approximately $518 million to $772 million. Based on (i) the low end of the range of the current estimates of costs to remediate, (ii) PSE&G's and Power's estimated share of those costs, and (iii) the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued a $10 million Environmental Costs Liability and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

a corresponding Regulatory Asset and Power accrued a $3 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2015.
In March 2016, the EPA released its Record of Decision (ROD) for the FFS which requires the removal of 3.5 million cubic yards of sediment from the Passaic River’s lower 8.3 miles at an estimated cost of $2.3 billion on an undiscounted basis (ROD Remedy). The ROD Remedy requires a bank-to-bank dredge ranging from approximately 5 to 30 feet deep in the federal navigation channel from River Mile 0 to River Mile 1.7 and an approximately 2.5 foot deep dredge everywhere else in the lower 8.3 miles of the river. An engineered cap approximately two feet thick will be placed over the dredged areas. Dredged sediments will be transported to facilities and landfills out-of-state. The EPA estimates the total project length to be about 11 years, including a one year period of negotiation with the PRPs, three to four years to design the project and six years for implementation.
Based upon the estimated cost of the ROD Remedy, PSEG's estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. As of March 31, 2016, these accruals bring the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power.
Also in March 2016, the EPA sent a notice letter to 105 PRPs, including PSE&G, all other past and present members of the CPG, including Occidental Chemicals Corporation (OCC), and the towns of Newark, Kearny and Harrison and the Passaic Valley Sewerage Commission stating that the EPA wants to determine whether OCC, a successor company to Diamond Shamrock, will voluntarily perform the remedial design for the ROD Remedy. If the EPA secures a commitment to perform the Remedial Design from OCC, the EPA plans to begin negotiation of a remedial action consent decree, under which, OCC and the other “major” PRPs will implement and/or pay for the EPA’s ROD Remedy for the lower 8.3 miles. "Major PRP" is undefined in the letter.
The EPA has broad authority to implement its selected remedy through the ROD and PSEG cannot at this time predict how the implementation of the ROD might impact PSE&G's and Power's ultimate liability. Until (i) the RI/FS, which covers the entire 17 miles of the lower Passaic River, is finalized either in whole or in part, (ii) an agreement by the PRPs to perform either the ROD Remedy as issued, or an amended ROD Remedy determined through negotiation or litigation, and an agreed upon remedy for the remaining 8.7 miles of the river, are reached, (iii) PSE&G's and Power’s respective shares of the costs, both in the aggregate as well as individually, are determined, and (iv) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on PSEG's financial statements. It is possible that PSE&G and Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $434 million and $500 million through 2021, including its $46 million share for the Passaic River accrued as of March 31, 2016, as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $434 million as of March 31, 2016. Of this amount, $90 million was recorded in Other Current Liabilities and $344 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $434 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at Bridgeport Harbor Station Unit 3 (BH3). To address compliance with the EPA’s Clean Water Act Section 316(b) final rule, the current proposal under consideration is that, if a final permit is issued, Power would continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the current estimated useful life ending in 2025. Based on current discussions with the CTDEEP, if the proposal is accepted, a final permit could be issued in 2016.
Separately, Power has also negotiated a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut. That CEBA provides that Power would retire BH3 early if all its precedent conditions occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. The receipt of permits to allow construction and operation of the new facility could occur in 2017. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, Power will seek to operate BH3 through the current estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. Operations are expected to begin in mid-2019.
Bridgeport Harbor National Pollutant Discharge Elimination System (NPDES) Permit Compliance
In April 2015, Power determined that monitoring and reporting practices related to certain permitted wastewater discharges at its Bridgeport Harbor station may have violated conditions of the station's NPDES permit and applicable regulations and could subject it to fines and penalties. Power has notified the CTDEEP of the issues and has taken actions to investigate and resolve the potential non-compliance. At this early stage, Power cannot predict the impact of this matter.
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
Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)
PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for two categories of customers who choose not to purchase electric supply from third party suppliers. The first category, which represents about 80% of PSE&G's load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with winning BGS suppliers, including Power, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including Power) are responsible for fulfilling all the requirements of a PJM Load Serving Entity including the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
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
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2013	2014	2015	2016
36-Month Terms Ending	May 2016	May 2017	May 2018	May 2019	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per MWh	$92.18	$97.39	$99.54	$96.38

(A)	Prices set in the 2016 BGS auction year will become effective on June 1, 2016 when the 2013 BGS auction agreements expire.
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
Power also has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G's customers, Power can use the gas to supply its fossil generating stations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

As of March 31, 2016, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2020
Millions
Nuclear Fuel
Uranium	$467
Enrichment	$348
Fabrication	$193
Natural Gas	$1,002
Coal	$277

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
In September 2014, FERC Staff initiated a preliminary, non-public staff investigation into the matter and issued data requests covering a period from 2002 through the date of the self-report. This investigation is ongoing. Since that time, Power has responded to data requests from FERC Staff, including recent data requests in which Power has recalculated certain of its energy bids in PJM for a five year period, and may receive additional data requests or other fact finding. The FERC Staff investigation is still in the fact finding stage and there is considerable uncertainty around FERC's response to PSEG's legal arguments and the amount of disgorgement or other remedies FERC may ultimately seek.
PSEG is unable to reasonably estimate the range of possible loss for this matter; however, the amounts of potential disgorgement and other potential penalties that Power may incur span a wide range depending on the success of PSEG's legal arguments. These arguments include that Power’s energy market bids in a substantial majority of the hours were below the allowed rate under the Tariff and therefore any errors in those hours were immaterial and that it is unclear whether the quantity of the bids violated any legal requirement. If PSEG's legal arguments do not prevail in whole or in part with FERC or in a judicial challenge that PSEG may choose to pursue, it is likely that Power would record additional losses and that such additional losses would be material to PSEG’s and Power’s Consolidated Statements of Operations in the quarterly and annual periods in which they are recorded.
Nuclear Insurance Coverages
The following should be read in conjunction with Note 12. Commitments and Contingent Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
Based upon a review of its nuclear insurance, Power made changes to its Nuclear Electric Insurance Limited (NEIL) insurance coverage of the excess layer for property damage which became effective on April 1, 2016. The excess layer provides coverage above the primary layer of NEIL insurance coverage for property damage of $1.5 billion. For the excess layer at the Salem/Hope Creek site, Power purchased coverage for property damage of $300 million due to a nuclear event and $300 million due to a non-nuclear event. For the excess layer at the Peach Bottom site, Power purchased coverage for its ownership interest for property damage of $300 million due to a nuclear event. For the excess layer at the Peach Bottom site, Exelon purchased coverage for property damage of $600 million due to a non-nuclear event which covers the ownership interest of Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 9. Changes in Capitalization
The following capital transactions occurred in the three months ended March 31, 2016:
PSE&G

•	issued $300 million of 1.90% Secured Medium-Term Notes, Series K due March 2021,

•	issued $550 million of 3.80% Secured Medium-Term Notes, Series K due March 2046, and

•	retired $171 million of 6.75% Secured First and Refunding Mortgage Bonds, Series VV at maturity.

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
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchase normal sale (NPNS), cash flow hedge and fair value hedge accounting. PSEG, Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. Transactions receiving NPNS treatment are accounted for upon settlement. For a derivative instrument that qualifies and is designated as a cash flow hedge, the changes in the fair value of such a derivative that are highly effective are recorded in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction. For a derivative instrument that qualifies and is designated as a fair value hedge, the gains or losses on the derivative as well as the offsetting losses or gains on the hedged item attributable to the hedged risk are recognized in earnings each period. Power and PSE&G enter into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists. PSEG had no commodity derivative transactions designated as cash flow or fair value hedges as of March 31, 2016 and December 31, 2015.
Economic Hedges
Power enters into derivative contracts that are not designated as either cash flow or fair value hedges. Power enters into financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. These transactions are economic hedges, intended to mitigate exposure to fluctuations in commodity prices and optimize the value of Power's expected generation. Changes in the fair market value of these contracts are recorded in earnings. PSE&G is a party to a long-term natural gas sales derivative contract to optimize its pipeline capacity utilization. Changes in the fair market value of the contract are recorded in Regulatory Assets and Regulatory Liabilities.

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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of March 31, 2016, PSEG had interest rate swaps outstanding totaling $550 million. These swaps convert $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of March 31, 2016 and December 31, 2015, the fair value of all the underlying hedges was $4 million and $6 million, respectively. The effect of these hedges was to reduce interest expense by $2 million and $5 million for the three months ended March 31, 2016 and 2015, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2016, PSEG had interest rate hedges outstanding totaling $900 million. The hedge ineffectiveness associated with these hedges was immaterial. The total fair value of these interest rate hedges was $3 million as of March 31, 2016. There were no outstanding interest rate hedges as of December 31, 2015. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $2 million as of March 31, 2016 and was immaterial as of December 31, 2015.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG's accounting policy, these positions have been offset on the Condensed Consolidated Balance Sheets of Power, PSE&G and PSEG. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of March 31, 2016
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$718	$(500)	$218	$8	$4	$230
Noncurrent Assets	346	(219)	127	2	4	133
Total Mark-to-Market Derivative Assets	$1,064	$(719)	$345	$10	$8	$363
Derivative Contracts
Current Liabilities	$(533)	$481	$(52)	$—	$(1)	$(53)
Noncurrent Liabilities	(218)	204	(14)	—	—	(14)
Total Mark-to-Market Derivative (Liabilities)	$(751)	$685	$(66)	$—	$(1)	$(67)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$313	$(34)	$279	$10	$7	$296

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of December 31, 2015
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$700	$(477)	$223	$13	$6	$242
Noncurrent Assets	208	(131)	77	—	—	77
Total Mark-to-Market Derivative Assets	$908	$(608)	$300	$13	$6	$319
Derivative Contracts
Current Liabilities	$(513)	$437	$(76)	$—	$—	$(76)
Noncurrent Liabilities	(132)	116	(16)	(11)	—	(27)
Total Mark-to-Market Derivative (Liabilities)	$(645)	$553	$(92)	$(11)	$—	$(103)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$263	$(55)	$208	$2	$6	$216

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2016 and December 31, 2015. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, net cash collateral (received) paid of $(34) million and $(55) million, respectively, were netted against the corresponding net derivative contract positions. Of the $(34) million as of March 31, 2016, $(37) million and $(16) million of cash collateral were netted against current assets and noncurrent assets, respectively, and $19 million was netted against current liabilities. Of the $(55) million as of December 31, 2015, $(53) million and $(16) million were netted against current assets and noncurrent assets, respectively, and $12 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $62 million and $78 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, Power had the contractual right of offset of $16 million and $12 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $46 million and $66 million as of March 31, 2016 and December 31, 2015, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $851 million and $864 million as of March 31, 2016 and December 31, 2015, respectively, discussed in Note 8. Commitments and Contingent Liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2016	2015		2016	2015		2016	2015
	Millions
PSEG
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Interest Rate Swaps	3	—	Interest Expense	—	—	Interest Expense	—	—
Total PSEG	$3	$1		$—	$17		$—	$—
Power
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Total Power	$—	$1		$—	$17		$—	$—

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax		After-Tax
	Millions
Balance as of December 31, 2014	$17		$10
Gain Recognized in AOCI	3		2
Less: Gain Reclassified into Income	(20)		(12)
Balance as of December 31, 2015	$—		$—
Gain Recognized in AOCI	3	—	2
Less: Gain Reclassified into Income	—		—
Balance as of March 31, 2016	$3		$2

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2016 and 2015.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2016	2015
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$216	$(76)
Energy-Related Contracts	Energy Costs	2	10
Total PSEG and Power		$218	$(66)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. The tables above do not include contracts for which Power has elected the NPNS exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.
The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2016 and December 31, 2015.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of March 31, 2016
Natural Gas	Dekatherm (Dth)	298	—	272	26
Electricity	MWh	303	—	303	—
Financial Transmission Rights (FTRs)	MWh	14	—	14	—
Interest Rate Swaps	U.S. Dollars	1,450	1,450	—	—
As of December 31, 2015
Natural Gas	Dth	201	—	168	33
Electricity	MWh	299	—	299	—
FTRs	MWh	23	—	23	—
Interest Rate Swaps	U.S. Dollars	550	550	—	—

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
As of March 31, 2016, 91% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of March 31, 2016. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$542	$230	$312	1	$178	(A)
Non-Investment Grade—External Rating	30	—	30	—	—
Investment Grade—No External Rating	10	1	9	—	—
Non-Investment Grade—No External Rating	—	—	—	—	—
Total	$582	$231	$351	1	$178

(A)	Represents net exposure with PSE&G.
As of March 31, 2016, collateral held from counterparties where Power had credit exposure included $16 million in cash collateral and $215 million in letters of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

As of March 31, 2016, Power had 137 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2016, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G's suppliers’ credit exposure is calculated each business day. As of March 31, 2016, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2016, these consisted primarily of long-term gas supply contracts and certain electric load contracts.
The following tables present information about PSEG’s, PSE&G’s and Power's respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$521	$—	$521	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$355	$(719)	$—	$1,053	$21
Interest Rate Swaps (C)	$8	$—	$—	$8	$—
NDT Fund (D)
Equity Securities	$872	$—	$872	$—	$—
Debt Securities—Govt Obligations	$502	$—	$—	$502	$—
Debt Securities—Other	$372	$—	$—	$372	$—
Other Securities	$32	$—	$32	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$20	$—	$20	$—	$—
Debt Securities—Govt Obligations	$109	$—	$—	$109	$—
Debt Securities—Other	$83	$—	$—	$83	$—
Other Securities	$5	$—	$5	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(66)	$685	$—	$(751)	$—
Interest Rate Swaps (C)	$(1)	$—	$—	$(1)	$—
PSE&G
Assets:
Cash Equivalents (A)	$521	$—	$521	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$10	$—	$—	$—	$10
Rabbi Trust (D)
Equity Securities—Mutual Funds	$4	$—	$4	$—	$—
Debt Securities—Govt Obligations	$22	$—	$—	$22	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$345	$(719)	$—	$1,053	$11
NDT Fund (D)
Equity Securities	$872	$—	$872	$—	$—
Debt Securities—Govt Obligations	$502	$—	$—	$502	$—
Debt Securities—Other	$372	$—	$—	$372	$—
Other Securities	$32	$—	$32	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$27	$—	$—	$27	$—
Debt Securities—Other	$20	$—	$—	$20	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(66)	$685	$—	$(751)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2015
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$326	$—	$326	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$313	$(608)	$—	$896	$25
Interest Rate Swaps (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—Govt Obligations	$108	$—	$—	$108	$—
Debt Securities—Other	$81	$—	$—	$81	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(103)	$553	$—	$(644)	$(12)
PSE&G
Assets:
Cash Equivalents (A)	$160	$—	$160	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$13	$—	$—	$—	$13
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$—	$—	$—	$(11)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$300	$(608)	$—	$896	$12
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$20	$—	$—	$20	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(92)	$553	$—	$(644)	$(1)

(A)	Represents money market mutual funds.

(B)
Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of March 31, 2016, net cash collateral (received) paid of $(34) million was netted against the corresponding net derivative contract positions. Of the $(34) million as of March 31, 2016, $(53) million of cash collateral was netted against assets, and $19 million was netted against liabilities. As of December 31, 2015, net cash collateral (received) paid of $(55) million was netted against the corresponding net derivative contract positions. Of the $(55) million of cash collateral as of December 31, 2015, $(69) million was netted against assets, and $14 million was netted against liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

For PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2016 and December 31, 2015.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	March 31, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$10	$—	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$10	$—
Power
Electricity	Electric Load Contracts	$11	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Total Power		$11	$—
Total PSEG		$21	$—

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2015		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$13	$(11)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$13	$(11)
Power
Electricity	Electric Load Contracts	$11	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Electricity	Other	1	—
Total Power		$12	$(1)
Total PSEG		$25	$(12)

Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For gas supply contracts where PSE&G is a seller, an increase in gas transportation cost would increase the fair value. For energy-related contracts in cases where Power is a seller, an increase in the load variability would decrease the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2016 and March 31, 2015, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2016

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$15	$8	$—	$(15)	$—	$21
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$8	$—	$—	$—	$10
Power
Net Derivative Assets (Liabilities)	$11	$15	$—	$—	$(15)	$—	$11

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2015

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2015	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$37	$3	$(19)	$—	$(12)	$—	$9
PSE&G
Net Derivative Assets (Liabilities)	$26	$—	$(19)	$—	$—	$—	$7
Power
Net Derivative Assets (Liabilities)	$11	$3	$—	$—	$(12)	$—	$2

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $15 million and $3 million in Operating Income in 2016 and 2015, respectively. The $15 million in Operating Income in 2016 is realized. Of the $3 million in Operating Income, $(9) million is unrealized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $(15) million and $(12) million in settlements for the three months ended March 31, 2016 and 2015.

(D)	There were no transfers among levels during the three months ended March 31, 2016 and 2015.
As of March 31, 2016, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $21 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2015, PSEG carried $3.1 billion of net assets that are measured at fair value on a recurring basis, of which $9 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2016 and December 31, 2015.

	As of		As of
	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$501	$504	$503	$506
PSE&G (B)	7,492	8,339	6,821	7,235
Power - Recourse Debt (B)	2,238	2,502	2,237	2,508
Energy Holdings:
Project Level, Non-Recourse Debt (C)	7	7	7	7
Total Long-Term Debt	$10,238	$11,352	$9,568	$10,256

(A)
Fair value includes a $500 million floating rate term loan and net offsets to debt resulting from adjustments from interest rate swaps entered into to hedge certain debt at Power. The fair value of the term loan debt (Level 2 measurement) was considered to be equal to the carrying value because the interest payments are based on LIBOR rates that are reset monthly. Carrying amount includes such fair value reduced by the unamortized premium resulting from a debt exchange entered into between Power and Energy Holdings.

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 12. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$25	$—	$25
Allowance for Funds Used During Construction	11	—	—	11
Solar Loan Interest	6	—	—	6
Other	3	1	2	6
Total Other Income	$20	$26	$2	$48
Three Months Ended March 31, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$29	$—	$29
Allowance for Funds Used During Construction	10	—	—	10
Solar Loan Interest	6	—	—	6
Other	2	—	1	3
Total Other Income	$18	$29	$1	$48

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2016
NDT Fund Realized Losses and Expenses	$—	$18	$—	$18
Other	1	—	2	3
Total Other Deductions	$1	$18	$2	$21
Three Months Ended March 31, 2015
NDT Fund Realized Losses and Expenses	$—	$11	$—	$11
Other	1	—	—	1
Total Other Deductions	$1	$11	$—	$12

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 13. Income Taxes
PSEG’s, PSE&G’s and Power's effective tax rates for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
PSEG	37.5%	40.5%
PSE&G	36.6%	39.4%
Power	40.2%	41.1%

For the three months ended March 31, 2016, the overall decreases in PSEG's and PSE&G's effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to depreciation flow through items and changes in uncertain tax positions.
The Tax Increase Prevention Act of 2014 extended the 50% bonus depreciation rules for qualified property placed in service before January 1, 2015 and for long production property placed in service in 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The Protecting Americans from Tax Hikes Act of 2015 (Tax Act) extended the 50% bonus depreciation rules for qualified property placed in service from January 1, 2015 through December 31, 2017. The rate is reduced to 40% and 30% for eligible property placed in service in 2018 and 2019, respectively. In addition, long production property placed in service in 2020 will also qualify for 30% bonus depreciation. The Tax Act also extended the 30% ITC for qualified property placed in service starting January 1, 2016 through December 31, 2019 but reduces the ITC rate to 26% and 22% for projects commenced in 2020 and 2021, respectively. The financial impact of the extensions of the ITC rate will depend upon future transactions.
These provisions have generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period. However, these tax benefits will have a negative impact on the rate base of several of PSE&G’s programs.

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	2	—	10	12
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	6	14
Net Current Period Other Comprehensive Income (Loss)	2	8	16	26
Balance as of March 31, 2016	$2	$(378)	$107	$(269)

	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$10	$(411)	$118	$(283)
Other Comprehensive Income before Reclassifications	1	—	16	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	8	(2)	(4)
Net Current Period Other Comprehensive Income (Loss)	(9)	8	14	13
Balance as of March 31, 2015	$1	$(403)	$132	$(270)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	10	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	6	13
Net Current Period Other Comprehensive Income (Loss)	—	7	16	23
Balance as of March 31, 2016	$—	$(320)	$103	$(217)

	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$11	$(351)	$112	$(228)
Other Comprehensive Income before Reclassifications	1	—	16	17
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	7	(2)	(5)
Net Current Period Other Comprehensive Income (Loss)	(9)	7	14	12
Balance as of March 31, 2015	$2	$(344)	$126	$(216)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)
Total Pension and OPEB Plans		(14)	6	(8)
Available-for-Sale Securities
Realized Gains	Other Income	16	(8)	8
Realized Losses	Other Deductions	(17)	8	(9)
Other-Than-Temporary Impairments (OTTI)	OTTI	(10)	5	(5)
Total Available-for-Sale Securities		(11)	5	(6)
Total		$(25)	$11	$(14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$17	$(7)	$10
Total Cash Flow Hedges		17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)
Total Pension and OPEB Plans		(14)	6	(8)
Available-for-Sale Securities
Realized Gains	Other Income	19	(10)	9
Realized Losses	Other Deductions	(9)	5	(4)
OTTI	OTTI	(5)	2	(3)
Total Available-for-Sale Securities		5	(3)	2
Total		$8	$(4)	$4

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)
Total Pension and OPEB Plans		(12)	5	(7)
Available-for-Sale Securities
Realized Gains	Other Income	15	(8)	7
Realized Losses	Other Deductions	(16)	8	(8)
OTTI	OTTI	(10)	5	(5)
Total Available-for-Sale Securities		(11)	5	(6)
Total		$(23)	$10	$(13)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$17	$(7)	$10
Total Cash Flow Hedges		17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)
Total Pension and OPEB Plans		(12)	5	(7)
Available-for-Sale Securities
Realized Gains	Other Income	19	(10)	9
Realized Losses	Other Deductions	(9)	5	(4)
OTTI	OTTI	(5)	2	(3)
Total Available-for-Sale Securities		5	(3)	2
Total		$10	$(5)	$5

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

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$471	$471	$586	$586
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	506	506
Effect of Stock Based Compensation Awards	—	3	—	2
Total Shares	505	508	506	508

EPS
Net Income	$0.93	$0.93	$1.16	$1.15

There were approximately 0.3 million and 0.4 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the three months ended March 31, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2016	2015
Per Share	$0.41	$0.39
In Millions	$207	$197

On April 19, 2016, PSEG's Board of Directors approved a $0.41 per share common stock dividend for the second quarter of 2016.

Note 16. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended March 31, 2016
Operating Revenues	$1,712	$1,313	$122	$(531)	$2,616
Net Income (Loss)	262	192	17	—	471
Gross Additions to Long-Lived Assets	724	333	8	—	1,065
Three Months Ended March 31, 2015
Operating Revenues	$2,002	$1,725	$98	$(690)	$3,135
Net Income (Loss)	242	335	9	—	586
Gross Additions to Long-Lived Assets	599	139	9	—	747
As of March 31, 2016
Total Assets	$24,372	$12,617	$2,462	$(1,325)	$38,126
Investments in Equity Method Subsidiaries	$—	$116	$—	$—	$116
As of December 31, 2015
Total Assets	$23,677	$12,250	$2,810	$(1,202)	$37,535
Investments in Equity Method Subsidiaries	$—	$119	$—	$—	$119

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

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2016	2015
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$545	$696
Administrative Billings from Services (B)	69	66
Total Billings from Affiliates	$614	$762

	As of	As of
Related-Party Transactions	March 31, 2016	December 31, 2015
	Millions
Receivables from PSEG (C)	$3	$222
Payable to Power (A)	$184	$212
Payable to Services (B)	74	80
Accounts Payable—Affiliated Companies	$258	$292
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$89	$109

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2016	2015
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$545	$696
Billings from Affiliates:
Administrative Billings from Services (B)	$45	$45

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of	As of
Related-Party Transactions	March 31, 2016	December 31, 2015
	Millions
Receivables from PSE&G (A)	$184	$212
Receivables from PSEG (C)	—	64
Accounts Receivable—Affiliated Companies	$184	$276
Payable to Services (B)	$34	$33
Payable to PSEG (C)	118	—
Accounts Payable—Affiliated Companies	$152	$33
Short-Term Loan Due (to) from Affiliate (E)	$672	$363
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$38	$35

(A)
PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process. In addition, Power and PSE&G provide certain technical services for each other in compliance with FERC and BPU affiliate rules.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 18. Guarantees of Debt
Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2016
Operating Revenues	$—	$1,302	$42	$(31)	$1,313
Operating Expenses	10	952	39	(31)	970
Operating Income (Loss)	(10)	350	3	—	343
Equity Earnings (Losses) of Subsidiaries	205	(1)	2	(204)	2
Other Income	17	32	—	(23)	26
Other Deductions	—	(18)	—	—	(18)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(30)	(10)	(5)	23	(22)
Income Tax Benefit (Expense)	10	(140)	1	—	(129)
Net Income (Loss)	$192	$203	$1	$(204)	$192
Comprehensive Income (Loss)	$215	$219	$1	$(220)	$215
Three Months Ended March 31, 2016
Net Cash Provided By (Used In) Operating Activities	$271	$480	$47	$(135)	$663
Net Cash Provided By (Used In) Investing Activities	$(598)	$(428)	$(246)	$613	$(659)
Net Cash Provided By (Used In) Financing Activities	$326	$(51)	$203	$(478)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2015
Operating Revenues	$—	$1,715	$68	$(58)	$1,725
Operating Expenses	5	1,131	63	(58)	1,141
Operating Income (Loss)	(5)	584	5	—	584
Equity Earnings (Losses) of Subsidiaries	349	(1)	3	(348)	3
Other Income	11	30	—	(12)	29
Other Deductions	—	(11)	—	—	(11)
Other-Than-Temporary Impairments	—	(5)	—	—	(5)
Interest Expense	(29)	(9)	(5)	12	(31)
Income Tax Benefit (Expense)	9	(242)	(1)	—	(234)
Net Income (Loss)	$335	$346	$2	$(348)	$335
Comprehensive Income (Loss)	$347	$351	$2	$(353)	$347
Three Months Ended March 31, 2015
Net Cash Provided By (Used In) Operating Activities	$327	$772	$11	$(260)	$850
Net Cash Provided By (Used In) Investing Activities	$(537)	$(515)	$(13)	$430	$(635)
Net Cash Provided By (Used In) Financing Activities	$210	$(242)	$2	$(170)	$(200)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of March 31, 2016
Current Assets	$4,819	$1,934	$283	$(5,005)	$2,031
Property, Plant and Equipment, net	88	6,465	1,773	—	8,326
Investment in Subsidiaries	4,615	345	—	(4,960)	—
Noncurrent Assets	138	2,046	133	(57)	2,260
Total Assets	$9,660	$10,790	$2,189	$(10,022)	$12,617
Current Liabilities	$1,316	$3,809	$1,192	$(5,005)	$1,312
Noncurrent Liabilities	441	2,637	382	(57)	3,403
Long-Term Debt	1,685	—	—	—	1,685
Member's Equity	6,218	4,344	615	(4,960)	6,217
Total Liabilities and Member's Equity	$9,660	$10,790	$2,189	$(10,022)	$12,617
As of December 31, 2015
Current Assets	$4,501	$1,912	$364	$(4,828)	$1,949
Property, Plant and Equipment, net	83	6,502	1,542	—	8,127
Investment in Subsidiaries	4,501	346	—	(4,847)	—
Noncurrent Assets	155	1,959	136	(76)	2,174
Total Assets	$9,240	$10,719	$2,042	$(9,751)	$12,250
Current Liabilities	$1,112	$3,866	$1,076	$(4,828)	$1,226
Noncurrent Liabilities	442	2,597	375	(76)	3,338
Long-Term Debt	1,684	—	—	—	1,684
Member's Equity	6,002	4,256	591	(4,847)	6,002
Total Liabilities and Member's Equity	$9,240	$10,719	$2,042	$(9,751)	$12,250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
Our business discussion in Part I, Item 1. Business of our 2015 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2015 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2016 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2015 Form 10-K.

EXECUTIVE OVERVIEW OF 2016 AND FUTURE OUTLOOK
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

Financial Results
The results for PSEG, PSE&G and Power for the three months ended March 31, 2016 and 2015 are presented as follows:

	Three Months Ended
	March 31,
Earnings	2016	2015
	Millions
PSE&G	$262	$242
Power (A)	192	335
Other (B)	17	9
PSEG Net Income	$471	$586

PSEG Net Income Per Share (Diluted)	$0.93	$1.15

(A)	Includes an after-tax insurance recovery for Superstorm Sandy of $75 million in the three months ended March 31, 2015.

(B)	Other includes activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended
	March 31,
	2016	2015
	Millions, after tax
NDT Fund Income (Expense) (A)	$(5)	$2
Non-Trading MTM Gains (Losses)	$13	$(20)

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

Our $115 million decrease in Net Income for the three months ended March 31, 2016 was driven primarily by

•	reduced volumes of gas sold at lower average prices under the BGSS contract,

•	lower sales volumes of energy in the PJM and New England regions resulting from unseasonably warm temperatures in 2016 as compared to unusually cold temperatures in 2015,

•	insurance recoveries received primarily by Power in 2015 related to Superstorm Sandy, and

•	lower operating reserve revenues and capacity revenues in PJM.
These decreases were partially offset by

•	higher revenues due to increased investments in transmission projects, and

•	lower generation costs driven by lower natural gas prices at Power.
During the first quarter of 2016, we sustained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results and allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, our merchant generator, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, in 2016 we continued to make investments and seek recovery on such investments made to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014. We also commenced modernizing PSE&G's gas systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage contribution by PSE&G.
During the first quarter of 2016, Power continued to improve its performance for both nuclear and fossil operations, with continued upgrades in efficiency and output, while mitigating environmental impacts. Power’s results benefited from access to natural gas supplies through its existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the basic gas supply service (BGSS) arrangement. The contracts are sized to ensure delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third party sales and supply gas to its generating units in New Jersey. Power’s strategic hedging practices and ability to use market conditions to its advantage help it to balance some of the volatility of the merchant power business.
Our recent investments in the latter half of 2015 and early 2016 in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to contribute to the overall efficiency of operations.
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
Transmission Planning
In April 2013, PJM Interconnection, L.L.C. (PJM) initiated its first "open window" solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues at Artificial Island in New Jersey. In April 2016, PSE&G accepted construction responsibility for the three components of the project that PJM assigned to it, based on having reached agreement with PJM regarding an estimate for the project base cost of $273 million, plus risk and contingency for a total project cost of up to $340 million. PSE&G continues to work with PJM to optimize the scope and cost of the project.
In April 2016, PJM filed at FERC to incorporate a voltage threshold into PJM’s Regional Transmission Expansion Plan (RTEP) process to exempt, except under certain circumstances, reliability violations on facilities below 200 kV from PJM’s proposal window process. We generally support this reform as a measure to improve the efficiency of the open window procedure that will permit transmission developers to focus on the projects most likely to benefit from a competitive process.
There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G's ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by ratepayers in New Jersey and may cause increased scrutiny regarding PSE&G's future capital investments. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to an adjustment, subject to BPU approval. We do not believe that these matters will have a material effect on Power's business or results of operations.
Wholesale Power Market Design
In an important development in the proceedings concerning the actions that had been taken by the states of New Jersey and Maryland to subsidize above-market new generation, on April 19, 2016, the United States Supreme Court affirmed the decision of the lower courts that had held the action in Maryland to be unconstitutional. The Supreme Court’s ruling upholds FERC’s authority to foster competitive wholesale electricity markets and provides guidance to states in balancing their interests to encourage and support the development of renewables and other generating facilities. See Item 5. Other Information—Federal Regulation—Long-Term Capacity Agreement Pilot Program Act for additional information.

Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. In June 2015, FERC conditionally accepted a proposal from PJM for a capacity performance (CP) product to include generators, Demand Response and energy efficiency providers, which will be required to perform during emergency conditions, as a supplement to the base capacity product. The proposal included enhanced performance-based incentives and penalties. We believe that the auction pricing adequately reflects the increased costs that could result from operating under more stringent rules for generation availability. Based on the auction results, the CP mechanism appears to have provided the opportunity for enhanced capacity market revenue streams for Power, but future impacts cannot be assured. Further, there may be requirements for additional investment and there are additional performance risks. Applications for rehearing of FERC's CP order are pending.
An emerging issue in PJM involves the impact of subsidized existing generation on RPM market outcomes. These subsidies would likely enable the affected generators to submit bids into PJM capacity markets that are not reflective of their actual costs of operation and may prevent uneconomic generating facilities from retiring. Either of these conditions could artificially suppress capacity market prices, especially given that PJM’s currently effective “minimum offer price rule” (MOPR) which applies only to new gas-fired units, would not apply to these plants. See Item 5. Other Information—Federal Regulation—Capacity Market Issues for additional information.
Environmental Regulation
We continue to advocate for the development and implementation of fair and reasonable rules by the EPA and state environmental regulators. In particular, section 316(b) of the Federal Water Pollution Control Act (FWPCA) requires that cooling water intake structures, which are a significant part of the generation of electricity at steam-electric generating stations, reflect the best technology available for minimizing adverse environmental impacts. Implementation of Section 316(b) and related state regulations could adversely impact future nuclear and fossil operations and costs. See Item 1. Note 8. Commitments and Contingent Liabilities for further information.
In October 2015, the EPA published the Clean Power Plan (CPP), a greenhouse gas emissions regulation under the Clean Air Act (CAA) for existing power plants. The regulation establishes state-specific emission targets based on implementation of the best systems of emission reduction. We continue to work with FERC and other federal and state regulators, as well as industry partners, to determine the potential impact of these regulations.
The U.S. Supreme Court’s February 2016 decision to stay the implementation of the CPP will delay deadlines for submission of state requests for extensions and final plans. If the CPP is upheld, new deadlines will need to be established and the effective date of the compliance period may be impacted.
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
For further information regarding the matters described above as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 8. Commitments and Contingent Liabilities.
FERC Compliance
The FERC Staff has initiated a preliminary non-public investigation regarding errors in the calculation of certain components of Power's cost-based bids for its New Jersey fossil generating units in the PJM energy market and the quantity of energy that Power offered into the energy market for its fossil peaking units compared to the amounts for which Power was compensated in the capacity market for those units. This investigation is ongoing. The amounts of potential disgorgement and other potential penalties that we may incur span a wide range depending on the success of our legal arguments. If our legal arguments do not prevail, in whole or in part with FERC or in a judicial challenge that we may choose to pursue, it is likely that Power would record losses that would be material to PSEG's and Power's results of operations in the quarterly and annual periods in which they are recorded. For additional information, see Item 1. Note 8. Commitments and Contingent Liabilities.
Salem Inspection
In April 2016, during a scheduled refueling outage at Salem Unit 1, a visual inspection revealed degradation to a series of bolts inside the reactor vessel. We have initiated further testing, which is ongoing and is expected to extend the refueling outage. The impact of the outage on Salem Unit 1’s output, margin and cost will depend on the timing and results of the inspection and necessary repairs.

Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. For the first quarter of 2016, our

•	total nuclear fleet achieved an average capacity factor of 99.7%,

•	nuclear output increased by 7.5% as compared to the same period in 2015, and

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 13 terra-watt hours while addressing unit outages and balancing fuel availability and price volatility.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first quarter of 2016 as we

•	had cash on hand of $592 million as of March 31, 2016,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2016 to $1.64 per share.
We expect to be able to fund our planned capital requirements without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first quarter of 2016, we

•	made additional investments in transmission infrastructure projects,

•	began executing our GSMP and continued executing Energy Strong and other existing BPU-approved utility programs,

•	commenced construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and announced our plan to construct BH5 and commence operations in mid-2019, and

•	acquired three solar energy projects totaling 100 MW-direct current in North Carolina and Colorado expected to go into service during 2016.
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

•	effectively manage construction of our Keys, Sewaren 7, BH5 and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA's fuel supply and generation dispatch obligations.

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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2016	2015	2016 vs. 2015
	Millions		Millions	%
Operating Revenues	$2,616	$3,135	$(519)	(17)
Energy Costs	836	1,094	(258)	(24)
Operation and Maintenance	729	663	66	10
Depreciation and Amortization	224	330	(106)	(32)
Income from Equity Method Investments	2	3	(1)	(33)
Other Income and (Deductions)	27	36	(9)	(25)
Other-Than-Temporary Impairments	10	5	5	N/A
Interest Expense	92	98	(6)	(6)
Income Tax Expense	283	398	(115)	(29)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2016	2015	2016 vs. 2015
	Millions		Millions	%
Operating Revenues	$1,712	$2,002	$(290)	(14)
Energy Costs	729	892	(163)	(18)
Operation and Maintenance	382	412	(30)	(7)
Depreciation and Amortization	139	247	(108)	(44)
Other Income (Deductions)	19	17	2	12
Interest Expense	68	69	(1)	(1)
Income Tax Expense	151	157	(6)	(4)

Three Months Ended March 31, 2016 as Compared to 2015
Operating Revenues decreased $290 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $29 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $53 million higher due to increased capital investments.

•	Electric distribution revenues decreased $23 million due primarily to lower Green Program Recovery Charges (GPRC) of $14 million and $10 million in lower sales volumes.

•
Gas distribution revenues decreased $1 million due primarily to $76 million lower delivery volume and lower GPRC of $6 million due to lower sales volumes from warmer winter weather. These decreases were almost entirely offset by $73 million in higher Weather Normalization Clause (WNC) revenue and $8 million due to roll in of Energy Strong into base rates effective September 1, 2015.

Commodity Revenue decreased $163 million as a result of lower Gas and Electric revenues. Commodity revenue for both gas and electric is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of Basic Gas Supply Service (BGSS) and basic generation service (BGS) to retail customers.

•	Gas revenues decreased $109 million due to lower BGSS volume.

•
Electric revenues decreased $54 million due primarily to a $35 million or 8% decrease in BGS revenues due to lower sales volumes, $11 million of lower revenues from collections of Non-Utility Generation Charges (NGC) and a decrease of $8 million due to higher volumes of Non-Utility Generation (NUG) energy sold at lower prices.

Clause Revenues decreased $155 million due primarily to lower Securitization Transition Charges (STC) of $129 million and lower Societal Benefit Charges (SBC) of $33 million, partially offset by higher Margin Adjustment Clause Revenue (MAC) of $12 million. The STC reduction is a result of rate reductions due to the completion of securitization collections in 2015. The changes in the STC, SBC and MAC amounts are entirely offset by decreases in the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC or MAC collections.
Other Operating Revenues experienced no material change.
Operating Expenses
Energy Costs decreased $163 million. This is entirely offset by Commodity Revenue.
Operation and Maintenance decreased $30 million, of which the most significant components were

•	a $44 million net reduction in costs related to various clause mechanisms and GPRC,

•	partially offset by $15 million of storm insurance recovery proceeds received in 2015.
Depreciation and Amortization decreased $108 million due to a decrease of $124 million in amortization of Regulatory Assets primarily as a result of the completion of the amortization of the securitization charges in 2015 (which is completely offset in STC Revenues), partially offset by a $16 million increase in depreciation due to of additional plant in service.
Income Tax Expense decreased $6 million due primarily to depreciation flow through items and uncertain tax positions offset by higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2016	2015	2016 vs. 2015
	Millions		Millions	%
Operating Revenues	$1,313	$1,725	$(412)	(24)
Energy Costs	638	893	(255)	(29)
Operation and Maintenance	253	172	81	47
Depreciation and Amortization	79	76	3	4
Income from Equity Method Investments	2	3	(1)	(33)
Other Income (Deductions)	8	18	(10)	(56)
Other-Than-Temporary Impairments	10	5	5	N/A
Interest Expense	22	31	(9)	(29)
Income Tax Expense	129	234	(105)	(45)

Three Months Ended March 31, 2016 as Compared to 2015
Operating Revenues decreased $412 million due to changes in generation and gas supply revenues.
Generation Revenues decreased $174 million due primarily to

•	a decrease of $75 million primarily in the PJM region due to lower operating reserve revenue coupled with lower capacity revenues resulting from the retirement of older peaking units in June 2015,

•	lower net revenues of $75 million due primarily to milder weather which led to lower energy volumes sold in the PJM and NE regions and lower average realized prices,

•	a decrease of $38 million due primarily to lower volumes of electricity sold under fewer wholesale load contracts in the PJM and NE regions coupled with lower average prices,

•	a net decrease of $25 million due primarily to lower volumes of electricity sold under the BGS contracts as a result of milder weather partially offset by higher average prices, and

•	partially offset by an increase of $39 million due to MTM gains in 2016 as compared to MTM losses in 2015.

Gas Supply Revenues decreased $238 million due primarily to

•
a net decrease of $220 million in sales under the BGSS contract, substantially comprised of lower sales volumes due to warmer average temperatures in the 2016 winter heating season, coupled with lower average sales prices, and

•	a net decrease of $18 million on sales to third party customers, of which $47 million was due to lower average sales prices, partially offset by $29 million of higher volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $255 million due to

•
Generation costs decreased $123 million due primarily to lower fuel costs of $234 million reflecting lower average realized natural gas prices and the utilization of lower volumes of coal, oil and gas. These decreased costs were partially offset by higher congestion costs in the PJM region of $145 million, mainly as a result of credits received in the prior year due to extremely cold weather. Also, lower MTM losses in 2016 resulted in a $20 million decrease.

•	Gas costs decreased $132 million mainly related to a decrease in volumes sold under the BGSS contract coupled with lower average gas costs. Gas costs on sales to third parties were flat.
Operation and Maintenance increased $81 million due primarily to

•	$128 million of insurance recoveries received in 2015 related to Superstorm Sandy,

•	partially offset by a net decrease of $48 million related to our fossil plants, largely due to higher costs incurred in 2015 for planned major outages.
Other Income and (Deductions) decreased $10 million due primarily to higher net realized losses from the NDT Fund.
Other-Than-Temporary Impairments increased $5 million due primarily to an increase in impairments of equity securities in the NDT Fund.
Interest Expense decreased $9 million due primarily to the maturity of a $300 million 5.50% Senior Note in December 2015 and higher capitalized interest in 2016.
Income Tax Expense decreased $105 million in 2016 due primarily to lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
We expect operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and shareholder dividend payments.
For the three months ended March 31, 2016, our operating cash flow decreased $465 million as compared to the same period in 2015. The net change was due primarily to the net changes from PSE&G and Power as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $109 million from $677 million to $568 million for the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to a decrease of $83 million due to a change in regulatory deferrals primarily driven by lower volumes due to warmer weather impacting our Gas Weather Normalization, SBC, GPRC and BGSS clauses, a $42 million decrease in other current assets and liabilities and a $40 million decrease due to vendor payments. These amounts were partially offset by higher earnings and a reduction in tax payments.
Power
Power’s operating cash flow decreased $187 million from $850 million to $663 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to lower earnings and a $141 million decrease for fuel, materials and supplies, partially offset by a reduction in tax payments.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under our $4.3 billion credit facilities are provided by a diverse bank group. As of March 31, 2016, our total available credit capacity was $4.0 billion.
As of March 31, 2016, no single institution represented more than 7% of the total commitments in our credit facilities.
As of March 31, 2016, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support our subsidiaries' liquidity needs. Our total credit facilities and available liquidity as of March 31, 2016 were as follows:

	As of March 31, 2016
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$10	$490	Apr 2019	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	524	12	512	Apr 2020	CP Support/Funding/Letters of Credit
Total PSEG	$1,024	$22	$1,002
PSE&G
5-year Credit Facility (B)	$629	$14	$615	Apr 2020	CP Support/Funding/Letters of Credit
Total PSE&G	$629	$14	$615
Power
5-year Credit Facility	$1,600	$202	$1,398	Apr 2019	Funding/Letters of Credit
5-year Credit Facility (C)	1,000	9	991	Apr 2020	Funding/Letters of Credit
Total Power	$2,600	$211	$2,389
Total	$4,253	$247	$4,006

(A)
PSEG facility will be reduced by $23 million in April 2016 and $12 million in March 2018; PSEG's 2020 credit facility was increased by $24 million in March 2016 in anticipation of the April expiration.

(B)	PSE&G facility will be reduced by $29 million in April 2016 and $14 million in March 2018; PSE&G's 2020 facility was increased by $29 million in March 2016 in anticipation of the April expiration.
(C)Power facility will be reduced by $48 million in April 2016 and $24 million in March 2018.

(D)
The primary use of PSEG's and PSE&G's credit facilities is to support their respective CP Programs under which as of March 31, 2016, PSEG had $12 million outstanding at a weighted average interest rate of 0.65%. PSE&G had no amounts outstanding under its CP Program as of March 31, 2016.

Long-Term Debt Financing
Power has $303 million of 5.32% Senior Notes and $250 million of 2.75% Senior Notes maturing in September 2016.
For a discussion of our long-term debt transactions during 2016, see Item 1. Note 9. Changes in Capitalization.
Common Stock Dividends
On February 16, 2016, our Board of Directors approved a $0.41 per share common stock dividend for the first quarter of 2016. On April 19, 2016, our Board of Directors declared a quarterly dividend of $0.41 per share of common stock for the second quarter of 2016. This reflects an indicative annual dividend rate of $1.64 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.
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
In January 2016, S&P published updated research reports on PSEG and PSE&G and the existing ratings and outlooks were unchanged. In March 2016, Moody's published an updated research report on Power and the existing rating and outlook were unchanged.

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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at PSE&G, Power and Services as compared to amounts disclosed in our 2015 Form 10-K.
PSE&G
During the three months ended March 31, 2016, PSE&G made capital expenditures of $724 million, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $35 million, which are included in operating cash flows.
Power
During the three months ended March 31, 2016, Power made capital expenditures of $283 million, excluding $50 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From January through March 2016, MTM VaR remained relatively stable between low of $11 million to high of $25 million at 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2016 as compared with the year ended December 31, 2015.

	MTM VaR
	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$11	$24
Average for the Period	$17	$17
High	$25	$40
Low	$11	$8
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$17	$38
Average for the Period	$27	$26
High	$40	$63
Low	$17	$12

See Item 1. Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters in the ordinary course of business. For additional information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2015 Annual Report on Form 10-K, see Part I, Item 1. Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.
Environmental Matters
The following updates information previously reported in Item 3 of Part I of the 2015 Annual Report on Form 10-K.

(1)
Claim by the EPA, Region III, under CERCLA with respect to the Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and the former and current site owners are alleged to be liable for contamination at the site and PSE&G has been named as a Potentially Responsible Party (PRP). The EPA approved the Final Revised Remedial Design for the Site in early 2008. This document presented the design details of the EPA’s selected remedy. PSE&G and other utility companies as members of a PRP group entered into a Consent Decree and agreed to implement the negotiated EPA selected remedy. The EPA settled its claims against the site owners who did not join the Consent Decree to implement the remedy. The PRP group’s implementation of the remedy was completed in 2010; however, an additional estimated cost of $200,000 will be incurred by PSE&G in 2016 to repair part of the remedy. Although the PRP Group has not received a formal Certification of Completion of the Remedy from the EPA, the PRP Group does not anticipate further significant costs at this time. Although subject to EPA approval and oversight, long-term monitoring, operations, and maintenance activities are anticipated through 2018 at a total estimated cost to PSE&G of $200,000.

ITEM 1A.	RISK FACTORS
There are no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2016.

Three Months Ended March 31, 2016	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	—	$—
February 1- February 29	621,983	$43.62
March 1- March 31	493,764	$42.92

ITEM 5. OTHER INFORMATION
Certain information reported in the 2015 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2015 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.
Employee Relations
December 31, 2015 Form 10-K page 16. During the first quarter of 2016, four of PSEG's eight labor unions ratified the extension of their respective collective bargaining agreements with PSEG for four years effective May 1, 2017. Collectively, these unions represent approximately 75 percent of PSEG's total union employees. Therefore, as of March 31, 2016, our collective bargaining agreements will expire in November 2016 with one union, in October 2017 with two unions, in May 2018 with one union and in April 2021 with four unions. We believe we maintain satisfactory relationships with our employees.
Federal Regulation
FERC
Capacity Market Issues—PJM
December 31, 2015 Form 10-K page 17. An emerging issue in PJM involves the impact of subsidized generation on RPM market outcomes. In particular, FirstEnergy Corp. (FE) and American Electric Power (AEP) have proposed to enter into power purchase agreements (PPAs) with their non-utility generation affiliates providing for above-market purchases from certain coal plants and a nuclear plant (in FE's case). The Ohio Public Utility Commission (PUCO) recently approved the PPAs on terms similar to the terms sought by those companies. The Dayton Power and Light Company has recently also filed for comparable arrangements covering generating plants that it owns. The subsidies under these contracts would likely enable the affected generators to submit bids into PJM capacity markets that are not reflective of their actual costs of operation and may prevent uneconomic generating facilities from retiring. Either of these conditions could artificially suppress capacity market prices, especially given that PJM’s currently effective “minimum offer price rule” (MOPR) which applies only to new gas-fired units would not apply to these plants. On April 27, 2016, FERC issued orders finding that the PPAs should be reviewed to determine whether they comport with the Commission’s standards for contracts. In another proceeding at FERC, certain parties are claiming that PJM should be directed to expand the MOPR to apply to existing contracts, including the FE and AEP PPAs.
We are unable to predict the results of these pending proceedings or any future related proceedings or to calculate the potential impacts on our business.

Capacity Market Issues—ISO-New England
December 31, 2015 Form 10-K page 18. In March 2015, in conjunction with other companies, we filed a petition for review with the D.C. Court of FERC's ruling accepting the exemption from the MOPR in the capacity market afforded for up to 200 MW annually (600 MW cumulatively) of renewable resources. On December 1, 2015, following a request by FERC for a voluntary remand of the order, the D.C. Court remanded the case to FERC for additional consideration. However, on April 8, 2016, FERC issued an order reinstating the exemption. We are currently in the process of analyzing this development.
In December 2015, ISO-NE filed a proposal that would allow resource owners to submit bids into the capacity auction reflecting their desire to retire a resource. In April 2016, FERC accepted the proposal subject to a compliance filing by ISO-NE. We remain concerned that the new rules may be disruptive to efficient price formation in the capacity market.
Reactive Power Rates
December 31, 2015 Form 10-K page 19. In June 2015, Power submitted a tariff filing with FERC to increase Power’s rates for reactive supply and voltage control service from approximately $27 million per year to about $39 million per year. Following settlement discussions with FERC Trial Staff, Power agreed to accept an overall rate of $34 million per year, which FERC approved in February 2016. FERC had earlier referred the filing to the FERC Office of Enforcement for its evaluation, which remains pending.
Long-Term Capacity Agreement Pilot Program Act (LCAPP)
December 31, 2015 Form 10-K page 21. In 2011, the State of New Jersey enacted the LCAPP to subsidize approximately 2,000 MW of new natural gas-fired generation. The LCAPP provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey EDCs.
In 2013, the U.S. District Court in New Jersey found that the LCAPP was unconstitutional and declared the LCAPP null and void. This federal court decision was subsequently challenged on appeal in the U.S. Third Circuit Court of Appeals (Third Circuit). The State of Maryland also took similar action to subsidize above-market new generation. This action was also determined to be unconstitutional in 2013 in the U.S. District Court in Maryland and such decision was challenged in the U.S. Fourth Circuit Court of Appeals (Fourth Circuit). Both appeals were denied. These denials were challenged on appeal to the U.S. Supreme Court. On April 19, 2016, the U.S. Supreme Court issued its ruling upholding the Fourth Circuit decision. The Supreme Court’s ruling upholds FERC’s authority to foster competitive wholesale electricity markets and provides guidance to states in balancing their interests to encourage and support the development of renewables and other generating facilities. On April 25, 2016, the U.S. Supreme Court denied the request to hear the appeal of the Third Circuit decision.
Transmission Regulation—Transmission Policy Developments
December 31, 2015 Form 10-K page 19. In April 2013, PJM initiated its first "open window" solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues at Artificial Island in New Jersey. In April 2016, PSE&G accepted construction responsibility for the three components of the project that PJM assigned to it, based on having reached agreement with PJM regarding an estimate for the project base cost of $273 million, plus risk and contingency for a total project cost of up to $340 million. PSE&G continues to work with PJM to optimize the scope and cost of the project.
On April 1, 2016, PJM filed at FERC to incorporate a voltage threshold into PJM’s RTEP process to exempt, except under certain circumstances, reliability violations on facilities below 200 kV from PJM’s proposal window process. We generally support this reform as a measure to improve the efficiency of the open window procedure that will permit transmission developers to focus on the projects most likely to benefit from a competitive process.
In June 2015, a transmission developer filed a complaint against PJM claiming that PJM wrongfully refused to provide data and a transparent process for evaluating transmission network upgrade requests that the transmission developer had submitted to PJM. According to the complaint, PJM and certain transmission owners wrongfully inflated the scope and associated costs of mitigation work needed to accommodate the developer’s proposal in order to prevent it from pursuing its projects. Although not named as a respondent in the complaint, PSE&G is identified as one of the companies claimed to have been involved. The developer subsequently amended its complaint to add additional claims. Motions are pending before FERC seeking to dismiss both the original and the amended complaint. We are unable to predict the outcome of these proceedings.
There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G contending that insufficient levels of costs are being allocated to PSE&G. Projects involved include the Artificial Island project, the Bergen-Linden project in New Jersey and a smaller project in Sewaren, New Jersey. On April 22, 2016, FERC issued orders denying the complaints and leaving the current cost allocation in effect as to the Artificial Island and Bergen-Linden projects. Due to an intervening FERC order concerning the allocation of costs for projects constructed to meet local reliability requirements, FERC directed that all of the Sewaren costs be allocated to PSE&G. It is anticipated that additional proceedings are likely to occur.

Compliance—Reliability Standards
December 31, 2015 Form 10-K page 21. FERC is considering whether to direct the North American Electric Reliability Council (NERC) to develop a new reliability standard to provide security controls for supply chain management associated with the procurement of industrial control system hardware, software, and services related to bulk electric system operations. If adopted, compliance with these new standards would be expected to impose additional obligations and costs on transmission providers.
State Regulation
BPU Cybersecurity Requirements for Regulated Entities
In March 2016, the BPU issued an Order for the regulated electric, natural gas, and water/wastewater utilities to further reduce the potential for cyber threats to the reliability and resiliency of utility service and to protect customers’ information. The Order requires these regulated utilities, including PSE&G, to implement a cybersecurity program that defines and implements organization accountabilities and responsibilities for cyber risk management activities, and establishes policies, plans, processes and procedures for identifying and mitigating cyber risk to critical systems.
New Jersey utilities, including PSE&G, are required to be compliant with these requirements by October 31, 2017. We are currently evaluating the requirements. For a discussion of the risks associated with cyber threats, see Part I, Item 1A. Risk Factors—"Cyber security attacks or intrusions could adversely impact our businesses." in our 2015 Annual Report on
Form 10-K.

Environmental Matters
Air Pollution Control
Hazardous Air Pollutants Regulation
December 31, 2015 Form 10-K page 24. In February 2012, the Environmental Protection Agency (EPA) published Mercury Air Toxics Standards (MATS) for both newly-built and existing electric generating sources under the National Emission Standard for Hazardous Air Pollutants (NESHAP) provisions of the CAA. The MATS established allowable levels for mercury as well as other hazardous air pollutants and went into effect in April 2015. In June 2015, the U.S. Supreme Court held that it was unreasonable for the EPA to refuse to consider the materiality of costs in determining whether to regulate hazardous air pollutants from power plants and remanded the matter back to the D.C. Court. On December 15, 2015, the D.C. Court remanded the MATS to the EPA without vacating the rule. On April 15, 2016, the EPA released the final Supplemental Finding that considers the materiality of costs in determining whether to regulate hazardous air pollutants from power plants in response to the U.S. Supreme Court's June ruling. We do not expect this Supplemental Finding to impact operation of our facilities.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: April 29, 2016

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
Date: April 29, 2016

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
Date: April 29, 2016