Form 10-Q
period 2016-06-30
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2016-07-29
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2016, Public Service Enterprise Group Incorporated had outstanding 505,916,520 shares of its sole class of Common Stock, without par value.
As of July 19, 2016, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

•
any inability of our transmission and distribution businesses to obtain adequate and timely rate relief and regulatory approvals from federal and state regulators, including prudency reviews, disallowances and changes in authorized returns,

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

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to manage our energy obligations, available supply and risks,

•	delays or unforeseen cost escalations in our construction and development activities, or the inability to recover the carrying amount of our assets,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	increases in competition in energy supply markets as well as for transmission projects,

•	changes in technology, such as distributed generation, storage and micro grids, and greater reliance on these technologies,

•	changes in customer behaviors, including increases in energy efficiency, net-metering and demand response,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements,

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
All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized or even if realized, will have the expected

ii

consequences to, or effects on, us or our business prospects, financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking statements made in this report apply only as of the date of this report. While we may elect to update forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if internal estimates change, unless otherwise required by applicable securities laws.
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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$1,905	$2,314	$4,521	$5,449
OPERATING EXPENSES
Energy Costs	624	668	1,460	1,762
Operation and Maintenance	710	761	1,439	1,424
Depreciation and Amortization	224	317	448	647
Total Operating Expenses	1,558	1,746	3,347	3,833
OPERATING INCOME	347	568	1,174	1,616
Income from Equity Method Investments	4	4	6	7
Other Income	44	76	92	124
Other Deductions	(10)	(10)	(31)	(22)
Other-Than-Temporary Impairments	(10)	(10)	(20)	(15)
Interest Expense	(97)	(97)	(189)	(195)
INCOME BEFORE INCOME TAXES	278	531	1,032	1,515
Income Tax Expense	(91)	(186)	(374)	(584)
NET INCOME	$187	$345	$658	$931
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	506	505	506
DILUTED	508	508	508	508
NET INCOME PER SHARE:
BASIC	$0.37	$0.68	$1.30	$1.84
DILUTED	$0.37	$0.68	$1.30	$1.83
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.41	$0.39	$0.82	$0.78

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$187	$345	$658	$931
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(10), $15, $(26) and $2 for the three and six months ended 2016 and 2015, respectively	10	(15)	26	(1)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $(1) and $7 for the three and six months ended 2016 and 2015, respectively	(1)	—	1	(9)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(6), $(6), $(12) and $(12) for the three and six months ended 2016 and 2015, respectively	8	8	16	16
Other Comprehensive Income (Loss), net of tax	17	(7)	43	6
COMPREHENSIVE INCOME	$204	$338	$701	$937

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$648	$394
Accounts Receivable, net of allowances of $65 and $67 in 2016 and 2015, respectively	988	1,068
Tax Receivable	4	305
Unbilled Revenues	202	197
Fuel	351	463
Materials and Supplies, net	554	513
Prepayments	271	135
Derivative Contracts	152	242
Regulatory Assets	310	164
Other	9	13
Total Current Assets	3,489	3,494
PROPERTY, PLANT AND EQUIPMENT	37,285	35,494
Less: Accumulated Depreciation and Amortization	(9,271)	(8,955)
Net Property, Plant and Equipment	28,014	26,539
NONCURRENT ASSETS
Regulatory Assets	3,120	3,196
Long-Term Investments	1,218	1,233
Nuclear Decommissioning Trust (NDT) Fund	1,797	1,754
Long-Term Tax Receivable	183	171
Long-Term Receivable of Variable Interest Entity (VIE)	513	495
Other Special Funds	246	227
Goodwill	16	16
Other Intangibles	131	102
Derivative Contracts	76	77
Other	242	231
Total Noncurrent Assets	7,542	7,502
TOTAL ASSETS	$39,045	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$662	$734
Commercial Paper and Loans	—	364
Accounts Payable	1,308	1,369
Derivative Contracts	20	76
Accrued Interest	103	96
Accrued Taxes	107	42
Clean Energy Program	200	142
Obligation to Return Cash Collateral	128	128
Regulatory Liabilities	74	123
Regulatory Liabilities of VIEs	22	42
Other	496	459
Total Current Liabilities	3,120	3,575
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,545	8,166
Regulatory Liabilities	165	175
Asset Retirement Obligations	693	679
OPEB Costs	1,199	1,228
OPEB Costs of Servco	389	375
Accrued Pension Costs	429	487
Accrued Pension Costs of Servco	118	114
Clean Energy Program	27	—
Environmental Costs	402	415
Derivative Contracts	14	27
Long-Term Accrued Taxes	171	212
Other	181	181
Total Noncurrent Liabilities	12,333	12,059
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	10,273	8,834
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2016 and 2015—534 shares	4,919	4,915
Treasury Stock, at cost, 2016—29 shares; 2015—28 shares	(709)	(671)
Retained Earnings	9,360	9,117
Accumulated Other Comprehensive Loss	(252)	(295)
Total Common Stockholders’ Equity	13,318	13,066
Noncontrolling Interest	1	1
Total Stockholders’ Equity	13,319	13,067
Total Capitalization	23,592	21,901
TOTAL LIABILITIES AND CAPITALIZATION	$39,045	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$658	$931
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	448	647
Amortization of Nuclear Fuel	105	106
Provision for Deferred Income Taxes (Other than Leases) and ITC	334	170
Non-Cash Employee Benefit Plan Costs	63	81
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(30)	(22)
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	153	(9)
Change in Accrued Storm Costs	(1)	15
Net Change in Other Regulatory Assets and Liabilities	(124)	(53)
Cost of Removal	(74)	(58)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(2)	(21)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	301	188
Accrued Taxes	94	71
Margin Deposit	(46)	69
Other Current Assets and Liabilities	(120)	98
Employee Benefit Plan Funding and Related Payments	(78)	(67)
Other	41	88
Net Cash Provided By (Used In) Operating Activities	1,722	2,234
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,971)	(1,743)
Proceeds from Sales of Available-for-Sale Securities	392	885
Investments in Available-for-Sale Securities	(407)	(918)
Other	(18)	3
Net Cash Provided By (Used In) Investing Activities	(2,004)	(1,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(364)	—
Issuance of Long-Term Debt	1,550	600
Redemption of Long-Term Debt	(171)	(300)
Redemption of Securitization Debt	—	(125)
Cash Dividends Paid on Common Stock	(415)	(394)
Other	(64)	(47)
Net Cash Provided By (Used In) Financing Activities	536	(266)
Net Increase (Decrease) in Cash and Cash Equivalents	254	195
Cash and Cash Equivalents at Beginning of Period	394	402
Cash and Cash Equivalents at End of Period	$648	$597
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(276)	$184
Interest Paid, Net of Amounts Capitalized	$176	$195
Accrued Property, Plant and Equipment Expenditures	$513	$324

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$1,350	$1,466	$3,062	$3,468
OPERATING EXPENSES
Energy Costs	529	544	1,258	1,436
Operation and Maintenance	352	368	734	780
Depreciation and Amortization	136	234	275	481
Total Operating Expenses	1,017	1,146	2,267	2,697
OPERATING INCOME	333	320	795	771
Other Income	19	19	39	37
Other Deductions	(1)	(1)	(2)	(2)
Interest Expense	(74)	(67)	(142)	(136)
INCOME BEFORE INCOME TAXES	277	271	690	670
Income Tax Expense	(98)	(104)	(249)	(261)
NET INCOME	$179	$167	$441	$409

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$179	$167	$441	$409
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $0 for the three and six months ended 2016 and 2015, respectively	1	(1)	1	(1)
COMPREHENSIVE INCOME	$180	$166	$442	$408

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$168	$198
Accounts Receivable, net of allowances of $65 and $67 in 2016 and 2015, respectively	736	787
Accounts Receivable—Affiliated Companies	—	222
Unbilled Revenues	202	197
Materials and Supplies	162	148
Prepayments	196	31
Regulatory Assets	310	164
Derivative Contracts	—	13
Other	8	9
Total Current Assets	1,782	1,769
PROPERTY, PLANT AND EQUIPMENT	24,976	23,732
Less: Accumulated Depreciation and Amortization	(5,627)	(5,504)
Net Property, Plant and Equipment	19,349	18,228
NONCURRENT ASSETS
Regulatory Assets	3,120	3,196
Long-Term Investments	316	330
Other Special Funds	57	49
Other	113	105
Total Noncurrent Assets	3,606	3,680
TOTAL ASSETS	$24,737	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$100	$171
Commercial Paper and Loans	—	153
Accounts Payable	680	724
Accounts Payable—Affiliated Companies	179	292
Accrued Interest	73	70
Clean Energy Program	200	142
Derivative Contracts	2	—
Obligation to Return Cash Collateral	127	128
Regulatory Liabilities	74	123
Regulatory Liabilities of VIEs	22	42
Other	339	297
Total Current Liabilities	1,796	2,142
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,503	5,181
OPEB Costs	904	937
Accrued Pension Costs	165	202
Regulatory Liabilities	165	175
Clean Energy Program	27	—
Environmental Costs	336	365
Asset Retirement Obligations	220	218
Derivative Contracts	—	11
Long-Term Accrued Taxes	99	109
Other	113	114
Total Noncurrent Liabilities	7,532	7,312
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT	7,394	6,650
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2016 and 2015—132 shares	892	892
Contributed Capital	695	695
Basis Adjustment	986	986
Retained Earnings	5,440	4,999
Accumulated Other Comprehensive Income	2	1
Total Stockholder’s Equity	8,015	7,573
Total Capitalization	15,409	14,223
TOTAL LIABILITIES AND CAPITALIZATION	$24,737	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$441	$409
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	275	481
Provision for Deferred Income Taxes and ITC	290	79
Non-Cash Employee Benefit Plan Costs	36	48
Cost of Removal	(74)	(58)
Change in Accrued Storm Costs	(1)	15
Net Change in Other Regulatory Assets and Liabilities	(124)	(53)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	50	53
Materials and Supplies	(14)	(10)
Prepayments	(165)	(162)
Accounts Payable	(29)	48
Accounts Receivable/Payable—Affiliated Companies, net	181	154
Other Current Assets and Liabilities	17	(27)
Employee Benefit Plan Funding and Related Payments	(62)	(55)
Other	(13)	(13)
Net Cash Provided By (Used In) Operating Activities	808	909
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,355)	(1,230)
Proceeds from Sales of Available-for-Sale Securities	12	12
Investments in Available-for-Sale Securities	(13)	(14)
Other	2	12
Net Cash Provided By (Used In) Investing Activities	(1,354)	(1,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(153)	—
Issuance of Long-Term Debt	850	600
Redemption of Long-Term Debt	(171)	(300)
Redemption of Securitization Debt	—	(125)
Other	(10)	(8)
Net Cash Provided By (Used In) Financing Activities	516	167
Net Increase (Decrease) In Cash and Cash Equivalents	(30)	(144)
Cash and Cash Equivalents at Beginning of Period	198	310
Cash and Cash Equivalents at End of Period	$168	$166
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(255)	$(74)
Interest Paid, Net of Amounts Capitalized	$134	$131
Accrued Property, Plant and Equipment Expenditures	$381	$282

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$714	$1,025	$2,027	$2,750
OPERATING EXPENSES
Energy Costs	381	409	1,019	1,302
Operation and Maintenance	265	313	518	485
Depreciation and Amortization	80	75	159	151
Total Operating Expenses	726	797	1,696	1,938
OPERATING INCOME (LOSS)	(12)	228	331	812
Income from Equity Method Investments	4	5	6	8
Other Income	25	55	51	84
Other Deductions	(9)	(7)	(27)	(18)
Other-Than-Temporary Impairments	(10)	(10)	(20)	(15)
Interest Expense	(20)	(33)	(42)	(64)
INCOME (LOSS) BEFORE INCOME TAXES	(22)	238	299	807
Income Tax Benefit (Expense)	11	(72)	(118)	(306)
NET INCOME (LOSS)	$(11)	$166	$181	$501

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$(11)	$166	$181	$501
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(9), $14, $(25) and $1 for the three and six months ended 2016 and 2015, respectively	9	(14)	25	—
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $0, $0 and $7 for the three and six months ended 2016 and 2015, respectively	—	—	—	(9)
Pension/OPEB adjustment, net of tax (expense) benefit of $(5), $(5), $(10) and $(10) for the three and six months ended 2016 and 2015, respectively	7	7	14	14
Other Comprehensive Income (Loss), net of tax	16	(7)	39	5
COMPREHENSIVE INCOME	$5	$159	$220	$506

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$16	$12
Accounts Receivable	202	217
Accounts Receivable—Affiliated Companies	94	276
Short-Term Loan to Affiliate	1,335	363
Fuel	351	463
Materials and Supplies, net	389	363
Derivative Contracts	150	223
Prepayments	7	25
Other	4	7
Total Current Assets	2,548	1,949
PROPERTY, PLANT AND EQUIPMENT	11,969	11,354
Less: Accumulated Depreciation and Amortization	(3,491)	(3,227)
Net Property, Plant and Equipment	8,478	8,127
NONCURRENT ASSETS
NDT Fund	1,797	1,754
Long-Term Investments	112	119
Goodwill	16	16
Other Intangibles	131	102
Other Special Funds	60	55
Derivative Contracts	76	77
Other	60	51
Total Noncurrent Assets	2,252	2,174
TOTAL ASSETS	$13,278	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$553	$553
Accounts Payable	466	432
Accounts Payable—Affiliated Companies	102	33
Derivative Contracts	17	76
Accrued Interest	29	25
Other	96	107
Total Current Liabilities	1,263	1,226
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,418	2,347
Asset Retirement Obligations	470	457
OPEB Costs	234	230
Derivative Contracts	14	16
Accrued Pension Costs	151	166
Long-Term Accrued Taxes	22	35
Other	104	87
Total Noncurrent Liabilities	3,413	3,338
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT	2,380	1,684
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,195	5,014
Accumulated Other Comprehensive Loss	(201)	(240)
Total Member’s Equity	6,222	6,002
TOTAL LIABILITIES AND MEMBER’S EQUITY	$13,278	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$181	$501
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	159	151
Amortization of Nuclear Fuel	105	106
Provision for Deferred Income Taxes and ITC	37	64
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	153	(9)
Non-Cash Employee Benefit Plan Costs	19	24
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(2)	(21)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	86	209
Margin Deposit	(46)	69
Accounts Receivable	(12)	76
Accounts Payable	(10)	(62)
Accounts Receivable/Payable—Affiliated Companies, net	179	123
Other Current Assets and Liabilities	11	(21)
Employee Benefit Plan Funding and Related Payments	(10)	(7)
Other	67	89
Net Cash Provided By (Used In) Operating Activities	917	1,292
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(598)	(487)
Proceeds from Sales of Available-for-Sale Securities	346	837
Investments in Available-for-Sale Securities	(359)	(854)
Short-Term Loan—Affiliated Company, net	(972)	(366)
Other	(24)	(17)
Net Cash Provided By (Used In) Investing Activities	(1,607)	(887)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	700	—
Cash Dividend Paid	—	(400)
Other	(6)	(2)
Net Cash Provided By (Used In) Financing Activities	694	(402)
Net Increase (Decrease) in Cash and Cash Equivalents	4	3
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$16	$12
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(53)	$218
Interest Paid, Net of Amounts Capitalized	$38	$62
Accrued Property, Plant and Equipment Expenditures	$132	$42

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

Note 2. Recent Accounting Standards
New Standards Issued But Not Yet Adopted
Revenue from Contracts with Customers
This accounting standard clarifies the principles for recognizing revenue and removes inconsistencies in revenue recognition requirements; improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provides improved disclosures.
The guidance provides a five-step model to be used for recognizing revenue for the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
The standard was originally to be effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board issued new guidance deferring the effective date by one year to periods beginning after December 31, 2017. Early application will be permitted as of the original effective date. PSEG is currently analyzing the impact of this standard on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Recognition and Measurement of Financial Assets and Financial Liabilities
This accounting standard will change how entities measure equity investments that are not consolidated or accounted for under the equity method. Under the new guidance, equity investments (other than those accounted for using the equity method) will be measured at fair value through Net Income instead of Other Comprehensive Income (Loss). Entities that have elected the fair value option for financial liabilities will present changes in fair value due to a change in their own credit risk through Other Comprehensive Income (Loss). For equity investments which do not have readily determinable fair values, the impairment assessment will be simplified by requiring a qualitative assessment to identify impairments. The new standard also changes certain disclosures.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG is currently analyzing the impact of this standard on our financial statements; however, PSEG expects increased volatility in Net Income due to changes in fair value of our equity securities within the Nuclear Decommissioning Trust (NDT) and Rabbi Trust Funds.
Leases
This accounting standard replaces existing lease accounting guidance and requires lessees to recognize all leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases based on whether control of the underlying assets has transferred to the lessee. A lessor will classify its leases as operating or direct financing leases, or as sales-type leases based on whether control of the underlying assets has transferred to the lessee. Both the lessee and lessor models require additional disclosure of key information. The standard requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
The standard is effective for annual and interim periods beginning after December 15, 2018 with retrospective application to previously issued financial statements for 2018 and 2017. Early application is permitted. PSEG is currently analyzing the impact of this standard on its financial statements.
Stock Compensation-Improvements to Employee Share-Based Payment Accounting
This accounting standard was issued to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in income tax expense rather than recognized in additional paid in capital. In the statement of cash flows, excess tax benefits and deficiencies will be classified with other income tax cash flows as an operating activity rather than a financing activity as currently classified. In addition, the minimum statutory tax withholding requirements were simplified in order to facilitate equity classification of the award.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for an entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period; however, the amendments within this update require different adoption methods. PSEG is currently analyzing the impact of this standard on its financial statements.
Measurement of Credit Losses on Financial Instruments
This accounting standard provides a new model for recognizing credit losses on financial assets carried at amortized cost. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale securities should be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019; however, entities may adopt early beginning in the annual or interim periods after December 15, 2018. PSEG is currently analyzing the impact of this standard on its financial statements.

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
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $101 million and $84 million for the three months and $199 million and $166 million for the six months ended June 30, 2016 and 2015, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG's Condensed Consolidated Statement of Operations.

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
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Remediation Adjustment Charge (RAC)—In April 2016, the BPU approved PSE&G's filing with respect to its RAC 23 petition allowing recovery of $54 million effective May 7, 2016 related to net Manufactured Gas Plant expenditures from August 1, 2014 through July 31, 2015.
Energy Strong Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of Energy Strong investments which include a return of and on its investment. In June 2016, PSE&G updated its March cost recovery petition to include Energy Strong investments in service as of May 31, 2016 which represents estimated annual increases in electric and gas revenues of $16 million and $23 million, respectively. The petition requests rates to be effective September 1, 2016, consistent with the BPU Order of approval of the Energy Strong program. This matter is pending.
Basic Gas Supply Service (BGSS)—In June 2016, PSE&G made its annual BGSS filing with the BPU requesting a reduction of $87 million in annual BGSS revenues. If approved, the BGSS rate would be reduced from approximately 40 cents to 34 cents per therm effective October 1, 2016. This matter is pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Transmission Formula Rate Filings—In June 2016, PSE&G filed its 2015 true-up adjustment pertaining to its transmission formula rates in effect for 2015. This resulted in an adjustment of $34 million less than the 2015 originally filed revenues primarily due to the impact of bonus depreciation legislation enacted after PSE&G filed its 2015 formula rate requirement in October 2014. PSE&G had recognized the majority of this adjustment in its Consolidated Statement of Operations for the year ended December 31, 2015.
Weather Normalization Clause—On July 1, 2016, PSE&G filed a petition requesting approval to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period. The deficiency gas revenues would be collected from customers over the 2016-2017 and 2017-2018 Winter Periods (October 1 through May 31). This matter is pending.
Solar and Energy Efficiency - Green Program Recovery Charges (GPRC)—Each year PSE&G files with the BPU for annual recovery of its Green Program investments which include a return on its investment and recovery of expenses. On July 1, 2016, PSE&G filed its 2016 GPRC cost recovery petition requesting recovery for the nine combined components of the electric and gas GPRC. The filing proposes rates for the period October 1, 2016 through September 30, 2017 designed to recover approximately $44 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G's implementation of these BPU approved programs. This matter is pending.
Gas System Modernization Program (GSMP)—On July 29, 2016, PSE&G filed its initial annual GSMP cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $13 million effective January 1, 2017. This increase represents the return of and on investment for GSMP investments expected to be in service through September 30, 2016. This request will be updated in October 2016 for actual costs.

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

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	June 30, 2016	December 31, 2015
	Millions
Commercial/Industrial	$174	$177
Residential	12	12
Total	$186	$189

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of June 30, 2016 and December 31, 2015, respectively.

	As of	As of
	June 30, 2016	December 31, 2015
	Millions
Lease Receivables (net of Non-Recourse Debt)	$630	$631
Estimated Residual Value of Leased Assets	519	519
Total Investment in Rental Receivables	1,149	1,150
Unearned and Deferred Income	(359)	(366)
Gross Investment in Leases	790	784
Deferred Tax Liabilities	(694)	(724)
Net Investment in Leases	$96	$60

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor's (S&P) as of June 30, 2016
As of June 30, 2016
Millions
AA	$16
BBB+ — BBB-	316
BB-	134
CCC	164
Total	$630

The “BB-” and the "CCC" ratings in the preceding table represent lease receivables related to coal-fired assets in Illinois and Pennsylvania, respectively. As of June 30, 2016, the gross investment in the leases of such assets, net of non-recourse debt, was $573 million ($(5) million, net of deferred taxes). A more detailed description of such assets under lease, as of June 30, 2016, is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal (A)	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$121	17%	1,711	Coal	CCC (C)	NRG REMA, LLC
Conemaugh Station Units 1 and 2	PA	$121	17%	1,711	Coal	CCC (C)	NRG REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$113	100%	603	Coal (B)	CCC (C)	NRG REMA, LLC

(A)	The Joliet facility is currently in the process of converting to natural gas.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(B)
NRG REMA, LLC (NRG REMA) notified PJM that it deactivated the coal-fired units at the Shawville generating facility in June 2015 and has disclosed that it expects to return the Shawville units to service in the fall of 2016 with the ability to use natural gas.

(C)
On May 24, 2016, S&P lowered its corporate credit rating on GenOn Energy Inc. and affiliates (including NRG REMA) to "CCC" from "CCC+" due to a weaker forward power curve, milder weather patterns and weakening financial measures. PSEG continues to monitor any changes to GenOn's status and potential impacts on Energy Holdings' lease investments.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and attempt to seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital investments and trigger certain material tax obligations which could be mitigated by tax indemnification claims with the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities to the Internal Revenue Service.
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

	As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$679	$198	$(12)	$865
Debt Securities
Government Obligations	503	23	—	526
Other	348	12	(3)	357
Total Debt Securities	851	35	(3)	883
Other Securities	49	—	—	49
Total NDT Available-for-Sale Securities	$1,579	$233	$(15)	$1,797

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$693	$185	$(13)	$865
Debt Securities
Government Obligations	483	8	(3)	488
Other	366	3	(10)	359
Total Debt Securities	849	11	(13)	847
Other Securities	42	—	—	42
Total NDT Available-for-Sale Securities	$1,584	$196	$(26)	$1,754

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2016	December 31, 2015
	Millions
Accounts Receivable	$18	$17
Accounts Payable	$10	$10

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$108	$(12)	$5	$—	$151	$(13)	$1	$—
Debt Securities
Government Obligations (B)	12	—	6	—	245	(2)	19	(1)
Other (C)	12	—	43	(3)	222	(7)	36	(3)
Total Debt Securities	24	—	49	(3)	467	(9)	55	(4)
NDT Available-for-Sale Securities	$132	$(12)	$54	$(3)	$618	$(22)	$56	$(4)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of June 30, 2016.

(B)
Debt Securities (Government Obligations)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of June 30, 2016.

(C)
Debt Securities (Other)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2016.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Millions
Proceeds from NDT Fund Sales (A)	$154	$232	$331	$822
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	10	14	25	33
Gross Realized Losses	(6)	(4)	(22)	(13)
Net Realized Gains (Losses) on NDT Fund	$4	$10	$3	$20

(A)	2015 proceeds include activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $110 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG's and Power’s Condensed Consolidated Balance Sheets as of June 30, 2016.

The NDT available-for-sale debt securities held as of June 30, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$19
1 - 5 years	216
6 - 10 years	220
11 - 15 years	54
16 - 20 years	61
Over 20 years	313
Total NDT Available-for-Sale Debt Securities	$883

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the six months ended June 30, 2016, other-than-temporary impairments of $20 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

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

	As of June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$10	$—	$21
Debt Securities
Government Obligations	104	2	—	106
Other	90	1	(1)	90
Total Debt Securities	194	3	(1)	196
Other Securities	5	—	—	5
Total Rabbi Trust Available-for-Sale Securities	$210	$13	$(1)	$222

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$10	$—	$22
Debt Securities
Government Obligations	108	1	(1)	108
Other	82	—	(1)	81
Total Debt Securities	190	1	(2)	189
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$204	$11	$(2)	$213

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	June 30, 2016	December 31, 2015
	Millions
Accounts Receivable	$2	$1
Accounts Payable	$4	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of June 30, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	14	—	3	—	53	(1)	2	—
Other (C)	14	—	11	(1)	46	(1)	9	—
Total Debt Securities	28	—	14	(1)	99	(2)	11	—
Rabbi Trust Available-for-Sale Securities	$28	$—	$14	$(1)	$99	$(2)	$11	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government Obligations)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of June 30, 2016.

(C)
Debt Securities (Other)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2016.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Millions
Proceeds from Rabbi Trust Sales (A)	$36	$44	$61	$63
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$2	$3	$2
Gross Realized Losses	(1)	—	(2)	—
Net Realized Gains (Losses) on Rabbi Trust	$1	$2	$1	$2

(A)	2015 proceeds include activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains disclosed in the preceding table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $7 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of June 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The Rabbi Trust available-for-sale debt securities held as of June 30, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$8
1 - 5 years	45
6 - 10 years	48
11 - 15 years	6
16 - 20 years	7
Over 20 years	82
Total Rabbi Trust Available-for-Sale Debt Securities	$196

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
The fair value of assets in the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	June 30, 2016	December 31, 2015
	Millions
PSE&G	$44	$42
Power	54	52
Other	124	119
Total Rabbi Trust Available-for-Sale Securities	$222	$213

Note 7. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
Effective January 1, 2016, PSEG changed the approach used to measure future service and interest costs for pension benefits. For 2015 and prior, PSEG calculated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016 and beyond, PSEG has elected to calculate service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. PSEG believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plan obligations. As a change in accounting estimate, this change is being reflected prospectively. Pension and OPEB costs, net of amounts capitalized, were reduced by $8 million and $3 million, for the three months ended June 30, 2016 respectively, and $17 million and $6 million for the six months ended June 30, 2016, respectively, as compared to the 2016 amounts that would have been derived from applying PSEG's 2015 and prior years' methodology.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Pension and OPEB costs for PSEG, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$27	$31	$4	$6	$54	$62	$8	$11
Interest Cost	51	58	14	17	101	117	29	34
Expected Return on Plan Assets	(99)	(104)	(7)	(8)	(197)	(207)	(15)	(15)
Amortization of Net
Prior Service Cost (Credit)	(5)	(4)	(4)	(4)	(9)	(9)	(7)	(7)
Actuarial Loss	40	37	10	11	79	74	20	21
Total Benefit Costs	$14	$18	$17	$22	$28	$37	$35	$44

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Millions
PSE&G	$7	$10	$11	$14	$14	$20	$22	$28
Power	4	5	5	6	8	11	11	13
Other	3	3	1	2	6	6	2	3
Total Benefit Costs	$14	$18	$17	$22	$28	$37	$35	$44

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
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $28 million into its pension plan during 2016. Servco's pension-related revenues and costs were $6 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $12 million and $13 million for the six months ended June 30, 2016 and 2015, respectively. The OPEB-related revenues earned and costs incurred for each of the three months and six months ended June 30, 2016 and 2015 were immaterial.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table shows the face value of Power's outstanding guarantees, current exposure and margin positions as of June 30, 2016 and December 31, 2015.

	As of	As of
	June 30, 2016	December 31, 2015
	Millions
Face Value of Outstanding Guarantees	$1,809	$1,734
Exposure under Current Guarantees	$136	$172

Letters of Credit Margin Posted	$160	$122
Letters of Credit Margin Received	$130	$192

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(4)	$(15)
Net Broker Balance Deposited (Received)	$30	$(5)

Additional Amounts Posted:
Other Letters of Credit	$51	$51

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
The EPA determined that there was a need to perform a comprehensive study of the entire 17 miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
In early 2007, 73 Potentially Responsible Parties (PRPs), including PSE&G and Power, formed a Cooperating Parties Group (CPG) and agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) of the 17 miles of the lower Passaic River. At such time, the CPG also agreed to allocate, on an interim basis, the associated costs of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
In 2012, Tierra/Maxus withdrew from the CPG and refused to participate as members going forward, other than with respect to their obligation to fund the EPA’s portion of its RI/FS oversight costs. At such time, the remaining members of the CPG, in agreement with the EPA, commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. Construction is complete. The CPG is awaiting EPA approval of the construction report, long-term monitoring plan and confirmatory sampling plan. PSE&G’s and Power's combined share of the cost of that effort is approximately three percent. The remaining CPG members have reserved their rights to seek reimbursement from Tierra/Maxus for the costs of the River Mile 10.9 removal.
On April 11, 2014, the EPA released its revised draft “Focused Feasibility Study” (FFS) which contemplated the removal of 4.3 million cubic yards of sediment from the bottom of the lower eight miles of the 17-mile stretch of the Passaic River. The revised draft FFS set forth various alternatives for remediating this portion of the Passaic River.
The CPG, which consisted of 53 members as of June 30, 2016, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost for the preparation of the RI/FS is approximately $163 million, which the CPG continues to incur. Of the estimated $163 million, as of June 30, 2016, the CPG had spent approximately $150 million, of which PSE&G's and Power's combined share was approximately $11 million.
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
Based upon the estimated cost of the ROD Remedy, PSEG's estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. As of June 30, 2016, these accruals bring the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Remedial Design from OCC, the EPA plans to begin negotiation of a remedial action consent decree, under which, OCC and the other “major” PRPs will implement and/or pay for the EPA’s ROD Remedy for the lower 8.3 miles. "Major PRP" is undefined in the letter.
On June 16, 2016, Tierra and Maxus, successors to Diamond Shamrock, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although PSEG does not currently anticipate that the filing for bankruptcy by Tierra and Maxus will affect its allocable share or total liability for the Passaic River matter, PSEG, through the CPG and independently, will monitor the bankruptcy proceedings to identify any potential impact on PSEG's share of the costs.
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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $426 million and $491 million through 2021, including its $46 million share for the Passaic River accrued as of June 30, 2016, as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $426 million as of June 30, 2016. Of this amount, $99 million was recorded in Other Current Liabilities and $327 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $426 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding whether sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.

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
On June 10, 2016, the NJDEP issued a final NJPDES permit for Salem with an effective date of August 1, 2016. The final permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the Clean Water Act, it requires additional studies and the selection of technology to address impingement for the service water system. On July 8, 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP's issuance of the final permit for Salem. The Riverkeeper's filing does not change the effective date of the permit.
State permitting decisions could have a material impact on Power’s ability to renew permits at its existing larger once-through cooled plants, including Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities, and could result in acceleration of decommissioning activities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1.0 billion, of which Power’s share would have been approximately $575 million. The filing has not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures.
Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on Power's future capital requirements, financial condition or results of operations.
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at Bridgeport Harbor Station Unit 3 (BH3). To address compliance with the EPA’s Clean Water Act Section 316(b) final rule, the current proposal under consideration is that, if a final permit is issued, Power would continue to operate BH3 without making the capital expenditures for modification to the existing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

intake structure and retire BH3 in 2021, which is four years earlier than the current estimated useful life ending in 2025. Based on current discussions with the CTDEEP, if the proposal is accepted, a final permit could be issued in late 2016.
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
Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)
PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for two categories of customers who choose not to purchase electric supply from third party suppliers. The first category, which represents about 80% of PSE&G's load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with winning BGS suppliers, including Power, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including Power) are responsible for fulfilling all the requirements of a PJM Load Serving Entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2013	2014	2015	2016
36-Month Terms Ending	May 2016	May 2017	May 2018	May 2019	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per MWh	$92.18	$97.39	$99.54	$96.38

(A)	Prices set in the 2016 BGS auction year became effective on June 1, 2016 when the 2013 BGS auction agreements expired.
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
Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G's customers, Power can use the gas to supply its fossil generating stations.
Power also has various long-term fuel purchase commitments for coal through 2018 to support its fossil generation stations.
As of June 30, 2016, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2020
Millions
Nuclear Fuel
Uranium	$454
Enrichment	$358
Fabrication	$180
Natural Gas	$972
Coal	$265

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into the matter and issued data requests covering a period from 2002 through the date of the self-report. This investigation is ongoing. Since that time, Power has responded to data requests from FERC Staff, including recent data requests in which Power has recalculated certain of its energy bids in PJM for a five year period, and may receive additional data requests or other fact finding. The FERC Staff investigation is still in the fact finding stage and there is considerable uncertainty around FERC's response to PSEG's legal arguments and the amount of disgorgement or other remedies FERC may ultimately seek.
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

Note 9. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the six months ended June 30, 2016:
PSE&G

•	issued $300 million of 1.90% Secured Medium-Term Notes, Series K due March 2021,

•	issued $550 million of 3.80% Secured Medium-Term Notes, Series K due March 2046, and

•	retired $171 million of 6.75% Secured First and Refunding Mortgage Bonds, Series VV at maturity.
Power

•	issued $700 million of 3.00% Senior Notes due June 2021.
PSE&G
On July 1, 2016, PSE&G repurchased at par $100 million aggregate principal amount of Pollution Control Financing Authority of Salem County Bonds (Salem Bonds) and retired a like aggregate principal amount of its First and Refunding Mortgage Bonds which serviced and secured the Salem Bonds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under PSEG's $4.2 billion credit facilities are provided by a diverse bank group with no single institution representing more than 7% of the total commitments in PSEG's credit facilities. As of June 30, 2016, PSEG's total available credit capacity of $3.9 billion was in excess of its anticipated maximum liquidity requirements.
Each of PSEG's credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries' liquidity needs. PSEG's total credit facilities and available liquidity as of June 30, 2016 were as follows:

	As of June 30, 2016
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$10	$490	Apr 2019	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—	500	Apr 2020	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$10	$990
PSE&G
5-year Credit Facility (B)	$600	$14	$586	Apr 2020	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$14	$586
Power
5-year Credit Facility	$1,600	$189	$1,411	Apr 2019	Funding/Letters of Credit
5-year Credit Facility (C)	953	13	940	Apr 2020	Funding/Letters of Credit
Total Power	$2,553	$202	$2,351
Total	$4,153	$226	$3,927

(A)	PSEG facility will be reduced by $12 million in March 2018.

(B)	PSE&G facility will be reduced by $14 million in March 2018.
(C)Power facility will be reduced by $24 million in March 2018.

(D)	The primary use of PSEG's and PSE&G's credit facilities is to support their respective CP Programs. PSEG and PSE&G had no amounts outstanding under their respective CP Programs as of June 30, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists. PSEG had no commodity derivative transactions designated as cash flow or fair value hedges as of June 30, 2016 and December 31, 2015.
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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of June 30, 2016, PSEG had interest rate swaps outstanding totaling $550 million. These swaps convert $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of June 30, 2016 and December 31, 2015, the fair value of all the underlying hedges was $2 million and $6 million, respectively. The effect of these hedges reduced interest expense by $2 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $4 million and $10 million for the six months ended June 30, 2016 and 2015, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of June 30, 2016, PSEG had interest rate hedges outstanding totaling $500 million. The hedge ineffectiveness associated with these hedges was immaterial. The total fair value of these interest rate hedges was $(1) million as of June 30, 2016. PSEG interest rate hedges totaling $400 million were terminated during the second quarter and a gain of $2 million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of Power's $700 million of 3% Senior Notes due June 2021. For additional information see Note 9. Debt and Credit Facilities. There were no outstanding interest rate cash flow hedges as of December 31, 2015. The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was $1 million as of June 30, 2016 and was immaterial as of December 31, 2015. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are immaterial. The expiration date of the longest-dated interest rate hedge is in May 2021.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

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

	As of June 30, 2016 (A)
	Power			PSE&G	PSEG	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$460	$(310)	$150	$—	$2	$152
Noncurrent Assets	264	(188)	76	—	—	76
Total Mark-to-Market Derivative Assets	$724	$(498)	$226	$—	$2	$228
Derivative Contracts
Current Liabilities	$(334)	$317	$(17)	$(2)	$(1)	$(20)
Noncurrent Liabilities	(203)	189	(14)	—	—	(14)
Total Mark-to-Market Derivative (Liabilities)	$(537)	$506	$(31)	$(2)	$(1)	$(34)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$187	$8	$195	$(2)	$1	$194

	As of December 31, 2015 (A)
	Power			PSE&G	PSEG	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$700	$(477)	$223	$13	$6	$242
Noncurrent Assets	208	(131)	77	—	—	77
Total Mark-to-Market Derivative Assets	$908	$(608)	$300	$13	$6	$319
Derivative Contracts
Current Liabilities	$(513)	$437	$(76)	$—	$—	$(76)
Noncurrent Liabilities	(132)	116	(16)	(11)	—	(27)
Total Mark-to-Market Derivative (Liabilities)	$(645)	$553	$(92)	$(11)	$—	$(103)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$263	$(55)	$208	$2	$6	$216

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of June 30, 2016 and December 31, 2015. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, net cash collateral (received) paid of $8 million and $(55) million, respectively, were netted against the corresponding net derivative contract positions. Of the $8 million as of June 30, 2016, $(2) million of cash collateral was netted against current assets, and $10 million was netted against current liabilities. Of the $(55) million as of December 31, 2015, $(53) million and $(16) million were netted against current assets and noncurrent assets, respectively, and $12 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively.

Certain of Power’s derivative instruments contain provisions that require Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if Power were to be downgraded to a below investment grade rating, it would be required to provide additional collateral. A below investment grade credit rating for Power would represent a three level downgrade from its current S&P and Moody’s ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized, and contracts designated as NPNS) was $26 million and $78 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, Power had the contractual right of offset of $18 million and $12 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $8 million and $66 million as of June 30, 2016 and December 31, 2015, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended June 30, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2016	2015		2016	2015		2016	2015
	Millions
PSEG
Energy-Related Contracts	$—	$—	Operating Revenues	$—	$—	Operating Revenues	$—	$—
Interest Rate Swaps	(1)	—	Interest Expense	—	—	Interest Expense	—	—
Total PSEG	$(1)	$—		$—	$—		$—	$—
Power
Energy-Related Contracts	$—	$—	Operating Revenues	$—	$—	Operating Revenues	$—	$—
Total Power	$—	$—		$—	$—		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the six months ended June 30, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2016	2015		2016	2015		2016	2015
	Millions
PSEG
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Interest Rate Swaps	2	—	Interest Expense	—	—	Interest Expense	—	—
Total PSEG	$2	$1		$—	$17		$—	$—
Power
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Total Power	$—	$1		$—	$17		$—	$—

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax		After-Tax
	Millions
Balance as of December 31, 2014	$17		$10
Gain Recognized in AOCI	3		2
Less: Gain Reclassified into Income	(20)		(12)
Balance as of December 31, 2015	$—		$—
Gain Recognized in AOCI	3	—	2
Less: Gain Reclassified into Income	—		—
Balance as of March 31, 2016	$3		$2
Loss Recognized in AOCI	(1)		(1)
Less: Gain Reclassified into Income	—		—
Balance as of June 30, 2016	$2		$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS, such as its BGS contracts and certain other energy supply contracts, for the three months and six months ended June 30, 2016 and 2015. Power's derivative contracts reflected in these tables include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(86)	$124	$130	$48
Energy-Related Contracts	Energy Costs	6	(10)	8	—
Total PSEG and Power		$(80)	$114	$138	$48

The following reflects the gross volume, on an absolute value basis, of derivatives as of June 30, 2016 and December 31, 2015.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of June 30, 2016
Natural Gas	Dekatherm (Dth)	347	—	327	20
Electricity	MWh	326	—	326	—
Financial Transmission Rights (FTRs)	MWh	21	—	21	—
Interest Rate Swaps	U.S. Dollars	1,050	1,050	—	—
As of December 31, 2015
Natural Gas	Dth	201	—	168	33
Electricity	MWh	299	—	299	—
FTRs	MWh	23	—	23	—
Interest Rate Swaps	U.S. Dollars	550	550	—	—

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
As of June 30, 2016, 90% of the credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

The following table provides information on Power’s credit risk from others, net of collateral, as of June 30, 2016. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$334	$129	$205	2	$125	(A)
Non-Investment Grade—External Rating	20	—	20	—	—
Investment Grade—No External Rating	8	1	7	—	—
Non-Investment Grade—No External Rating	3	—	3	—	—
Total	$365	$130	$235	2	$125

(A)	Represents net exposure of $94 million with PSE&G. The remaining net exposure of $31 million is with a non-affiliated power purchaser which is an investment grade counterparty.
As of June 30, 2016, collateral held from counterparties where Power had credit exposure included $3 million in cash collateral and $127 million in letters of credit.
As of June 30, 2016, Power had 140 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of June 30, 2016, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G's suppliers’ credit exposure is calculated each business day. As of June 30, 2016, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2016, these consisted primarily of long-term gas supply contracts and certain electric load contracts.
The following tables present information about PSEG’s, PSE&G’s and Power's respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of June 30, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$570	$—	$570	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$226	$(498)	$—	$717	$7
Interest Rate Swaps (C)	$2	$—	$—	$2	$—
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$526	$—	$—	$526	$—
Debt Securities—Other	$357	$—	$—	$357	$—
Other Securities	$49	$—	$49	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$21	$—	$21	$—	$—
Debt Securities—Govt Obligations	$106	$—	$—	$106	$—
Debt Securities—Other	$90	$—	$—	$90	$—
Other Securities	$5	$—	$5	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(33)	$506	$—	$(537)	$(2)
Interest Rate Swaps (C)	$(1)	$—	$—	$(1)	$—
PSE&G
Assets:
Cash Equivalents (A)	$125	$—	$125	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$4	$—	$4	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$18	$—	$—	$18	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(2)	$—	$—	$—	$(2)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$226	$(498)	$—	$717	$7
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$526	$—	$—	$526	$—
Debt Securities—Other	$357	$—	$—	$357	$—
Other Securities	$49	$—	$49	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$22	$—	$—	$22	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(31)	$506	$—	$(537)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2015
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$326	$—	$326	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$313	$(608)	$—	$896	$25
Interest Rate Swaps (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—Govt Obligations	$108	$—	$—	$108	$—
Debt Securities—Other	$81	$—	$—	$81	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(103)	$553	$—	$(644)	$(12)
PSE&G
Assets:
Cash Equivalents (A)	$160	$—	$160	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$13	$—	$—	$—	$13
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$—	$—	$—	$(11)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$300	$(608)	$—	$896	$12
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$20	$—	$—	$20	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(92)	$553	$—	$(644)	$(1)

(A)	Represents money market mutual funds.

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of June 30, 2016, net cash collateral (received) paid of $8 million was netted against the corresponding net derivative contract positions. Of the $8 million as of June 30, 2016, $(2) million of cash collateral was netted against assets, and $10 million was netted against liabilities. As of December 31, 2015, net cash collateral (received) paid of $(55) million was netted against the corresponding net derivative contract positions. Of the $(55) million of cash collateral as of December 31, 2015, $(69) million was netted against assets, and $14 million was netted against liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

For PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power's electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of June 30, 2016 and December 31, 2015.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	June 30, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$—	$(2)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(2)
Power
Electricity	Electric Load Contracts	$7	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Total Power		$7	$—
Total PSEG		$7	$(2)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2015		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$13	$(11)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$13	$(11)
Power
Electricity	Electric Load Contracts	$11	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Electricity	Other	1	—
Total Power		$12	$(1)
Total PSEG		$25	$(12)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2016 and June 30, 2015, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2016

	Three Months Ended June 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$21	$1	$(12)	$—	$(5)	$—	$5
PSE&G
Net Derivative Assets (Liabilities)	$10	$—	$(12)	$—	$—	$—	$(2)
Power
Net Derivative Assets (Liabilities)	$11	$1	$—	$—	$(5)	$—	$7

	Six Months Ended June 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$16	$(4)	$—	$(20)	$—	$5
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$(4)	$—	$—	$—	$(2)
Power
Net Derivative Assets (Liabilities)	$11	$16	$—	$—	$(20)	$—	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Six Months Ended June 30, 2015

	Three Months Ended June 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2015	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$9	$5	$(2)	$—	$(4)	$—	$8
PSE&G
Net Derivative Assets (Liabilities)	$7	$—	$(2)	$—	$—	$—	$5
Power
Net Derivative Assets (Liabilities)	$2	$5	$—	$—	$(4)	$—	$3

	Six Months Ended June 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2015	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of June 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$37	$8	$(21)	$—	$(16)	$—	$8
PSE&G
Net Derivative Assets (Liabilities)	$26	$—	$(21)	$—	$—	$—	$5
Power
Net Derivative Assets (Liabilities)	$11	$8	$—	$—	$(16)	$—	$3

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $1 million and $16 million in Operating Income for the three months and six months ended June 30, 2016, respectively. Of the $1 million in Operating Income, $(4) million is unrealized. Of the $16 million in Operating Income, $(4) million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

(C)
Represents $(5) million and $(20) million in settlements for the three months and six months ended June 30, 2016, respectively. Represents $(4) million and $(16) million in settlements for the three months and six months ended June 30, 2015, respectively.

(D)	There were no transfers among levels during the three months and six months ended June 30, 2016 and 2015.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $5 million and $8 million in Operating Income for the three months and six months ended June 30, 2015, respectively. The $5 million in Operating Income is realized. Of the $8 million in Operating Income, $(9) million is unrealized.

As of June 30, 2016, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $5 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of June 30, 2015, PSEG carried $2.7 billion of net assets that are measured at fair value on a recurring basis, of which $8 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2016 and December 31, 2015.

	As of		As of
	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$501	$502	$503	$506
PSE&G (B)	7,494	8,624	6,821	7,235
Power - Recourse Debt (B)	2,933	3,274	2,237	2,508
Energy Holdings:
Project Level, Non-Recourse Debt (C)	7	7	7	7
Total Long-Term Debt	$10,935	$12,407	$9,568	$10,256

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

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 12. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$23	$—	$23
Allowance for Funds Used During Construction	10	—	—	10
Solar Loan Interest	5	—	—	5
Other	4	2	—	6
Total Other Income	$19	$25	$—	$44
Six Months Ended June 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$48	$—	$48
Allowance for Funds Used During Construction	21	—	—	21
Solar Loan Interest	11	—	—	11
Other	7	3	2	12
Total Other Income	$39	$51	$2	$92
Three Months Ended June 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$25	$—	$25
Allowance for Funds Used During Construction	12	—	—	12
Solar Loan Interest	6	—	—	6
Gain on Insurance Recovery	—	28	—	28
Other	1	2	2	5
Total Other Income	$19	$55	$2	$76
Six Months Ended June 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$54	$—	$54
Allowance for Funds Used During Construction	22	—	—	22
Solar Loan Interest	12	—	—	12
Gain on Insurance Recovery	—	28	—	28
Other	3	2	3	8
Total Other Income	$37	$84	$3	$124

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2016
NDT Fund Realized Losses and Expenses	$—	$8	$—	$8
Other	1	1	—	2
Total Other Deductions	$1	$9	$—	$10
Six Months Ended June 30, 2016
NDT Fund Realized Losses and Expenses	$—	$26	$—	$26
Other	2	1	2	5
Total Other Deductions	$2	$27	$2	$31
Three Months Ended June 30, 2015
NDT Fund Realized Losses and Expenses	$—	$6	$—	$6
Other	1	1	2	4
Total Other Deductions	$1	$7	$2	$10
Six Months Ended June 30, 2015
NDT Fund Realized Losses and Expenses	$—	$17	$—	$17
Other	2	1	2	5
Total Other Deductions	$2	$18	$2	$22

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 13. Income Taxes
PSEG’s, PSE&G’s and Power's effective tax rates for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
PSEG	32.7%	35.0%	36.2%	38.5%
PSE&G	35.4%	38.4%	36.1%	39.0%
Power	50.0%	30.3%	39.5%	37.9%

For the three months and six months ended June 30, 2016, the overall decreases in PSEG's effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions, plant and other flow through items, offset by the absence of the benefit recorded in 2015 associated with the Nuclear Decommissioning Tax Carryback.
For the three months and six months ended June 30, 2016, the overall decreases in PSE&G's effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions and plant and other flow through items.
For the three months ended June 30, 2016, the increase in Power's effective tax rate as compared to the same period in the prior year as well as to the statutory tax rate of 40.85%, was due primarily to the absence of the benefit recorded in 2015 associated with the Nuclear Decommissioning Tax Carryback.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2016	$2	$(378)	$107	$(269)
Other Comprehensive Income before Reclassifications	(1)	—	8	7
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	2	10
Net Current Period Other Comprehensive Income (Loss)	(1)	8	10	17
Balance as of June 30, 2016	$1	$(370)	$117	$(252)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2015	$1	$(403)	$132	$(270)
Other Comprehensive Income before Reclassifications	—	—	(14)	(14)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	(1)	7
Net Current Period Other Comprehensive Income (Loss)	—	8	(15)	(7)
Balance as of June 30, 2015	$1	$(395)	$117	$(277)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	1	—	18	19
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	16	8	24
Net Current Period Other Comprehensive Income (Loss)	1	16	26	43
Balance as of June 30, 2016	$1	$(370)	$117	$(252)

PSEG	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$10	$(411)	$118	$(283)
Other Comprehensive Income before Reclassifications	1	—	2	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	16	(3)	3
Net Current Period Other Comprehensive Income (Loss)	(9)	16	(1)	6
Balance as of June 30, 2015	$1	$(395)	$117	$(277)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2016	$—	$(320)	$103	$(217)
Other Comprehensive Income before Reclassifications	—	—	6	6
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	3	10
Net Current Period Other Comprehensive Income (Loss)	—	7	9	16
Balance as of June 30, 2016	$—	$(313)	$112	$(201)

Power	Other Comprehensive Income (Loss)
	Three Months Ended June 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of March 31, 2015	$2	$(344)	$126	$(216)
Other Comprehensive Income before Reclassifications	—	—	(14)	(14)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	—	7
Net Current Period Other Comprehensive Income (Loss)	—	7	(14)	(7)
Balance as of June 30, 2015	$2	$(337)	$112	$(223)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	16	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	14	9	23
Net Current Period Other Comprehensive Income (Loss)	—	14	25	39
Balance as of June 30, 2016	$—	$(313)	$112	$(201)

Power	Other Comprehensive Income (Loss)
	Six Months Ended June 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$11	$(351)	$112	$(228)
Other Comprehensive Income before Reclassifications	1	—	2	3
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	14	(2)	2
Net Current Period Other Comprehensive Income (Loss)	(9)	14	—	5
Balance as of June 30, 2015	$2	$(337)	$112	$(223)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2016			June 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	6	(2)	4
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(34)	14	(20)
Total Pension and OPEB Plans		(14)	6	(8)	(28)	12	(16)
Available-for-Sale Securities
Realized Gains	Other Income	12	(6)	6	28	(14)	14
Realized Losses	Other Deductions	(7)	4	(3)	(24)	12	(12)
Other-Than-Temporary Impairments (OTTI)	OTTI	(10)	5	(5)	(20)	10	(10)
Total Available-for-Sale Securities		(5)	3	(2)	(16)	8	(8)
Total		$(19)	$9	$(10)	$(44)	$20	$(24)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2015			June 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	6	(2)	4
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(34)	14	(20)
Total Pension and OPEB Plans		(14)	6	(8)	(28)	12	(16)
Available-for-Sale Securities
Realized Gains	Other Income	16	(8)	8	35	(18)	17
Realized Losses	Other Deductions	(4)	2	(2)	(13)	7	(6)
OTTI	OTTI	(10)	5	(5)	(15)	7	(8)
Total Available-for-Sale Securities		2	(1)	1	7	(4)	3
Total		$(12)	$5	$(7)	$(4)	$1	$(3)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2016			June 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1	$5	$(2)	$3
Amortization of Actuarial Loss	O&M Expense	(14)	6	(8)	(29)	12	(17)
Total Pension and OPEB Plans		(12)	5	(7)	(24)	10	(14)
Available-for-Sale Securities
Realized Gains	Other Income	10	(5)	5	25	(13)	12
Realized Losses	Other Deductions	(6)	3	(3)	(22)	11	(11)
OTTI	OTTI	(10)	5	(5)	(20)	10	(10)
Total Available-for-Sale Securities		(6)	3	(3)	(17)	8	(9)
Total		$(18)	$8	$(10)	$(41)	$18	$(23)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Six Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	June 30, 2015			June 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	6	(2)	4
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)	(30)	12	(18)
Total Pension and OPEB Plans		(12)	5	(7)	(24)	10	(14)
Available-for-Sale Securities
Realized Gains	Other Income	14	(7)	7	33	(17)	16
Realized Losses	Other Deductions	(4)	2	(2)	(13)	7	(6)
OTTI	OTTI	(10)	5	(5)	(15)	7	(8)
Total Available-for-Sale Securities		—	—	—	5	(3)	2
Total		$(12)	$5	$(7)	$(2)	$—	$(2)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$187	$187	$345	$345	$658	$658	$931	$931
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	506	506	505	505	506	506
Effect of Stock Based Compensation Awards	—	3	—	2	—	3	—	2
Total Shares	505	508	506	508	505	508	506	508

EPS
Net Income	$0.37	$0.37	$0.68	$0.68	$1.30	$1.30	$1.84	$1.83

There were approximately 0.3 million and 0.4 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the three months and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dividend Payments on Common Stock	2016	2015	2016	2015
Per Share	$0.41	$0.39	$0.82	$0.78
In Millions	$208	$197	$415	$394

On July 19, 2016, PSEG's Board of Directors approved a $0.41 per share common stock dividend for the third quarter of 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 16. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended June 30, 2016
Total Operating Revenues	$1,350	$714	$127	$(286)	$1,905
Net Income (Loss)	179	(11)	19	—	187
Gross Additions to Long-Lived Assets	631	265	10	—	906
Six Months Ended June 30, 2016
Operating Revenues	$3,062	$2,027	$249	$(817)	$4,521
Net Income (Loss)	441	181	36	—	658
Gross Additions to Long-Lived Assets	1,355	598	18	—	1,971
Three Months Ended June 30, 2015
Total Operating Revenues	$1,466	$1,025	$108	$(285)	$2,314
Net Income (Loss)	167	166	12	—	345
Gross Additions to Long-Lived Assets	631	348	17	—	996
Six Months Ended June 30, 2015
Operating Revenues	$3,468	$2,750	$206	$(975)	$5,449
Net Income (Loss)	409	501	21	—	931
Gross Additions to Long-Lived Assets	1,230	487	26	—	1,743
As of June 30, 2016
Total Assets	$24,737	$13,278	$2,873	$(1,843)	$39,045
Investments in Equity Method Subsidiaries	$—	$112	$—	$—	$112
As of December 31, 2015
Total Assets	$23,677	$12,250	$2,810	$(1,202)	$37,535
Investments in Equity Method Subsidiaries	$—	$119	$—	$—	$119

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 17. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2016	2015	2016	2015
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$297	$297	$842	$993
Administrative Billings from Services (B)	82	65	151	131
Total Billings from Affiliates	$379	$362	$993	$1,124

	As of	As of
Related-Party Transactions	June 30, 2016	December 31, 2015
	Millions
Receivables from PSEG (C)	$—	$222
Payable to Power (A)	$94	$212
Payable to Services (B)	79	80
Payable to PSEG (C)	6	—
Accounts Payable—Affiliated Companies	$179	$292
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$99	$109

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Related-Party Transactions	2016	2015	2016	2015
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$297	$297	$842	$993
Billings from Affiliates:
Administrative Billings from Services (B)	$45	$46	$90	$91

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	As of	As of
Related-Party Transactions	June 30, 2016	December 31, 2015
	Millions
Receivables from PSE&G (A)	$94	$212
Receivables from PSEG (C)	—	64
Accounts Receivable—Affiliated Companies	$94	$276
Payable to Services (B)	$28	$33
Payable to PSEG (C)	74	—
Accounts Payable—Affiliated Companies	$102	$33
Short-Term Loan Due (to) from Affiliate (E)	$1,335	$363
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$22	$35

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

Note 18. Guarantees of Debt
Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of June 30, 2016 and December 31, 2015 and for the three months and six months ended June 30, 2016 and 2015.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2016
Operating Revenues	$—	$700	$46	$(32)	$714
Operating Expenses	2	716	40	(32)	726
Operating Income (Loss)	(2)	(16)	6	—	(12)
Equity Earnings (Losses) of Subsidiaries	(1)	1	4	—	4
Other Income	17	30	—	(22)	25
Other Deductions	—	(9)	—	—	(9)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(31)	(7)	(4)	22	(20)
Income Tax Benefit (Expense)	6	3	2	—	11
Net Income (Loss)	$(11)	$(8)	$8	$—	$(11)
Comprehensive Income (Loss)	$5	$1	$8	$(9)	$5
Six Months Ended June 30, 2016
Operating Revenues	$—	$2,002	$88	$(63)	$2,027
Operating Expenses	12	1,668	79	(63)	1,696
Operating Income (Loss)	(12)	334	9	—	331
Equity Earnings (Losses) of Subsidiaries	204	—	6	(204)	6
Other Income	34	62	—	(45)	51
Other Deductions	—	(27)	—	—	(27)
Other-Than-Temporary Impairments	—	(20)	—	—	(20)
Interest Expense	(61)	(17)	(9)	45	(42)
Income Tax Benefit (Expense)	16	(137)	3	—	(118)
Net Income (Loss)	$181	$195	$9	$(204)	$181
Comprehensive Income (Loss)	$220	$220	$9	$(229)	$220
Six Months Ended June 30, 2016
Net Cash Provided By (Used In) Operating Activities	$337	$777	$159	$(356)	$917
Net Cash Provided By (Used In) Investing Activities	$(1,287)	$(504)	$(395)	$579	$(1,607)
Net Cash Provided By (Used In) Financing Activities	$951	$(273)	$239	$(223)	$694

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended June 30, 2015
Operating Revenues	$—	$1,012	$39	$(26)	$1,025
Operating Expenses	(1)	787	37	(26)	797
Operating Income (Loss)	1	225	2	—	228
Equity Earnings (Losses) of Subsidiaries	186	(1)	5	(185)	5
Other Income	12	55	—	(12)	55
Other Deductions	(1)	(6)	—	—	(7)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(33)	(7)	(5)	12	(33)
Income Tax Benefit (Expense)	1	(73)	—	—	(72)
Net Income (Loss)	$166	$183	$2	$(185)	$166
Comprehensive Income (Loss)	$159	$169	$2	$(171)	$159
Six Months Ended June 30, 2015
Operating Revenues	$—	$2,727	$107	$(84)	$2,750
Operating Expenses	4	1,918	100	(84)	1,938
Operating Income (Loss)	(4)	809	7	—	812
Equity Earnings (Losses) of Subsidiaries	535	(2)	8	(533)	8
Other Income	23	85	—	(24)	84
Other Deductions	(1)	(17)	—	—	(18)
Other-Than-Temporary Impairments	—	(15)	—	—	(15)
Interest Expense	(62)	(16)	(10)	24	(64)
Income Tax Benefit (Expense)	10	(315)	(1)	—	(306)
Net Income (Loss)	$501	$529	$4	$(533)	$501
Comprehensive Income (Loss)	$506	$520	$4	$(524)	$506
Six Months Ended June 30, 2015
Net Cash Provided By (Used In) Operating Activities	$410	$1,508	$61	$(687)	$1,292
Net Cash Provided By (Used In) Investing Activities	$(480)	$(963)	$(210)	$766	$(887)
Net Cash Provided By (Used In) Financing Activities	$70	$(543)	$150	$(79)	$(402)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents (UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of June 30, 2016
Current Assets	$5,490	$1,655	$231	$(4,828)	$2,548
Property, Plant and Equipment, net	58	6,476	1,944	—	8,478
Investment in Subsidiaries	4,419	345	—	(4,764)	—
Noncurrent Assets	134	2,041	128	(51)	2,252
Total Assets	$10,101	$10,517	$2,303	$(9,643)	$13,278
Current Liabilities	$1,079	$3,719	$1,293	$(4,828)	$1,263
Noncurrent Liabilities	420	2,652	392	(51)	3,413
Long-Term Debt	2,380	—	—	—	2,380
Member's Equity	6,222	4,146	618	(4,764)	6,222
Total Liabilities and Member's Equity	$10,101	$10,517	$2,303	$(9,643)	$13,278
As of December 31, 2015
Current Assets	$4,501	$1,912	$364	$(4,828)	$1,949
Property, Plant and Equipment, net	83	6,502	1,542	—	8,127
Investment in Subsidiaries	4,501	346	—	(4,847)	—
Noncurrent Assets	155	1,959	136	(76)	2,174
Total Assets	$9,240	$10,719	$2,042	$(9,751)	$12,250
Current Liabilities	$1,112	$3,866	$1,076	$(4,828)	$1,226
Noncurrent Liabilities	442	2,597	375	(76)	3,338
Long-Term Debt	1,684	—	—	—	1,684
Member's Equity	6,002	4,256	591	(4,847)	6,002
Total Liabilities and Member's Equity	$9,240	$10,719	$2,042	$(9,751)	$12,250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

EXECUTIVE OVERVIEW OF 2016 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•	improving utility operations through growth in investment in T&D and other infrastructure projects designed to enhance resiliency, and

•
maintaining and expanding a reliable generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the three months and six months ended June 30, 2016 and 2015 are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Earnings	2016	2015	2016	2015
	Millions
PSE&G	$179	$167	$441	$409
Power (A)	(11)	166	181	501
Other (B)	19	12	36	21
PSEG Net Income	$187	$345	$658	$931

PSEG Net Income Per Share (Diluted)	$0.37	$0.68	$1.30	$1.83

(A)	Includes an after-tax insurance recovery for Superstorm Sandy of $27 million and $102 million in the three months and six months ended June 30, 2015, respectively.

(B)	Other includes activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations.
Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$(1)	$1	$(6)	$3
Non-Trading MTM Gains (Losses) (C)	$(101)	$28	$(88)	8

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

(B)	Net of tax (expense) benefit of $(1) million, $(2) million, $2 million and $(7) million for the three and six months ended June 30, 2016 and 2015, respectively.

(C)	Net of tax (expense) benefit of $70 million, $(20) million, $61 million and $(6) million for the three and six months ended June 30, 2016 and 2015, respectively.
Our $158 million decrease in Net Income for the three months ended June 30, 2016 was driven primarily by

•	MTM losses in 2016 as compared to MTM gains in 2015,

•	lower volumes of energy sold at lower average realized prices primarily in the PJM Interconnection, L.L.C. (PJM) region,

•	higher congestion costs in PJM resulting from credits received in 2015 due to the colder than normal weather, and

•	insurance recoveries received primarily by Power in 2015 related to Superstorm Sandy.
These decreases were partially offset by

•	higher revenues due to increased investments in transmission projects,

•	lower generation costs driven by lower natural gas prices and reduced generation output, and

•	lower O&M expense at Power due to higher costs incurred in 2015 for planned major outages.
Our $273 million decrease in Net Income for the six months ended June 30, 2016 was driven primarily by

•	MTM losses in 2016 as compared to MTM gains in 2015,

•	lower volumes of energy sold at lower average realized sales primarily in the PJM region and lower volumes of energy sold under wholesale load contracts,

•	lower operating reserve revenues and capacity revenues in PJM,

•	lower volumes of gas sold at lower average prices under the Basic Gas Supply Service (BGSS) contract, and

•	insurance recoveries received primarily by Power in 2015 related to Superstorm Sandy.

These decreases were partially offset by
•lower generation costs driven by lower fuel costs and reduced generation output at Power,
•a decrease in O&M expense at Power due to higher costs incurred for planned outages in 2015, and

•	higher revenues due to increased investments in transmission projects.
During the first half of 2016, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results and allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, our merchant generator, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, in 2016 we continued to make investments and seek recovery on such investments made to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014. We also commenced modernizing PSE&G's gas distribution systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G.
Despite the unseasonable weather patterns during the first six months of 2016, Power’s results benefited from access to natural gas supplies through its existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third party sales and supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units. Power’s strategic hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business.
Our recent investments in the latter half of 2015 and early 2016 in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to contribute to the overall efficiency of operations.
Since 2013, eight nuclear generating stations in the United States totaling over 8,300 MW of capacity have closed or announced early retirement due to economic reasons. Four additional stations totaling nearly 5,300 MW of capacity have been announced as being at risk for early retirement. This situation is generally due to low natural gas prices resulting from the growth of shale gas production since 2007, the continuing cost of regulatory compliance for nuclear facilities and both federal and state-level policies that provide credits to renewable energy such as wind and solar, but do not apply to nuclear generating stations. These trends have significantly reduced the revenues to nuclear generating stations while simultaneously raising the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating greater reliance on natural gas pipelines for delivery and less diversity of the generation fleet. Additionally, we believe that the early retirement of nuclear plants will lead to an increase in replacement energy and environmental costs.
While our nuclear generating units are not currently at risk of early retirement, we continue to advocate for sound policies that recognize nuclear power as a source of clean energy and an important part of a diverse and reliable energy portfolio.

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
Transmission
In April 2013, PJM initiated its first "open window" solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues in New Jersey. In April 2016, PSE&G accepted construction responsibility for the three components of the Artificial Island project that PJM assigned to it, based on having reached agreement with PJM regarding an estimate for the project base cost of $273 million, plus risk and contingency for a total project cost of up to $340 million. PSE&G continues to work with PJM to optimize the scope and cost of the project.
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
Several complaints have been filed and several remain pending at FERC against transmission owners around the country, challenging those transmission owners’ base return on equity (ROE). Certain of those complaints have resulted in decisions and others have been settled, resulting in reductions of those transmission owners' base ROEs. While we are not the subject of a challenge to the ROE employed in PSE&G’s transmission formula rate, the results of these other proceedings could set precedents for other transmission owners with formula rates in place, including PSE&G.
Wholesale Power Market Design
In an important development in the proceedings concerning the actions that had been taken by the states of New Jersey and Maryland to subsidize new generation that is above market cost, in April 2016, the United States Supreme Court affirmed the decision of the lower courts that had held the action in Maryland to be unconstitutional. The Supreme Court’s ruling upholds FERC’s authority to foster competitive wholesale electricity markets and provides guidance to states in balancing their interests to encourage and support the development of renewables and other generating facilities.
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. In June 2015, FERC conditionally accepted a proposal from PJM for a capacity performance (CP) product to include generators, Demand Response and energy efficiency providers, which will be required to perform during emergency conditions, as a supplement to the base capacity product. The proposal included enhanced performance-based incentives and penalties. We believe that the auction pricing adequately reflects the increased costs that could result from operating under more stringent rules for generation availability. Based on the auction results, the CP mechanism appears to have provided the opportunity for enhanced capacity market revenue streams for Power, but future impacts cannot be assured. Further, there may be requirements for additional investment and there are additional performance and financial risks. Appeals of FERC's CP orders are pending.
In May 2016, PJM announced the results of the RPM capacity auction for the 2019-2020 delivery year. Power cleared 8,895 MW of its generating capacity at an average price of $116 per MW-day for the 2019-2020 delivery period. Of the cleared capacity, Power believes that nearly all is compliant with PJM's CP requirements. In the two prior capacity auctions covering the 2017-2018 and 2018-2019 delivery years, Power cleared approximately 8,700 MW at average prices of $177 per MW-day and $215 per MW-day, respectively. Prices in the most recent auction reflect PJM’s downwardly-revised demand forecast, changes in the emergency transfer limits due to transmission expansion and the effects of both the new generation and uncleared generation from the prior year’s auction.
An emerging issue in PJM involves the impact of subsidized existing generation on RPM market outcomes. These subsidies would likely enable the affected generators to submit bids into PJM capacity markets that are not reflective of their actual costs of operation and may prevent uneconomic generating facilities from retiring. Either of these conditions could artificially suppress capacity market prices, especially given that PJM’s currently effective “minimum offer price rule” (MOPR) which applies only to new gas-fired units, would not apply to these plants. Given the uncertainty surrounding these possible subsidies, we cannot predict the effects this might have on capacity prices and the corresponding impact on our business. See Item 5. Other Information—Federal Regulation—Capacity Market Issues—PJM for additional information.
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
FERC Compliance
Since September 2014, FERC Staff has been conducting a preliminary non-public investigation regarding errors in the calculation of certain components of Power's cost-based bids for its New Jersey fossil generating units in the PJM energy market and the quantity of energy that Power offered into the energy market for its fossil peaking units compared to the amounts for which Power was compensated in the capacity market for those units. This investigation is ongoing. The amounts of potential disgorgement and other potential penalties that we may incur span a wide range depending on the success of our legal arguments. If our legal arguments do not prevail, in whole or in part with FERC or in a judicial challenge that we may choose to pursue, it is likely that Power would record losses that would be material to PSEG's and Power's results of operations in the quarterly and annual periods in which they are recorded. For additional information, see Item 1. Note 8. Commitments and Contingent Liabilities.
Salem Operations
In April 2016, during a scheduled refueling outage at Salem Unit 1, a visual inspection revealed degradation to a number of bolts inside the reactor vessel. The bolt replacement has been completed and the unit is in the process of returning to service. We expect to continue to inspect and replace degraded bolts at both Salem units over the next several refueling outage cycles and a strategic solution to maintain the long-term health of both reactor vessel internals is under review. Production and margin effects for the second quarter of 2016 were largely offset by the increased production at Peach Bottom as a result of the Extended Power Uprates made in 2015 being fully operational. Extension of the Salem Unit 1 outage into July and an unplanned outage at Salem Unit 2 will have a continuing effect on third quarter performance.

Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented during the year as we remain diligent in managing costs. For the first six months of 2016, our

•	total nuclear fleet achieved an average capacity factor of 91.2%, and

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 26 terra-watt hours while addressing unit outages and balancing fuel availability and price volatility.

Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first six months of 2016 as we

•	had cash on hand of $648 million as of June 30, 2016,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2016 to $1.64 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first half of 2016, we

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
Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in a slow-growing economy and a cost-constrained environment with low gas prices, to capitalize on or otherwise address appropriately regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:

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
For 2016 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceeding, settlement, investigation or claim, applicable to us and/or the energy industry,

•
fair and timely rate relief from the BPU and FERC for recovery of costs and return on investments, including with respect to our base rate case which must be filed with the BPU no later than November 1, 2017,

•
uncertainty in the slowly improving national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

•	the potential for continued reductions in demand and sustained lower natural gas and electricity prices, both at market hubs and the locations where we operate,

•
delays and other obstacles that might arise in connection with the construction of our T&D, generation and other development projects, including in connection with permitting and regulatory approvals, and

•	FERC Staff’s continuing investigation of certain of Power’s New Jersey fossil generating unit bids in the PJM energy market.
Our primary investment opportunities are in two areas: our regulated utility business and our merchant power business. We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•	the acquisition, construction or disposition of transmission and distribution facilities and/or generation units,

•	the disposition or reorganization of our merchant generation business or other existing businesses or the acquisition or development of new businesses, such as retail energy marketing,

•	the expansion of our geographic footprint,

•	continued or expanded participation in solar, demand response and energy efficiency programs, and

•	investments in capital improvements and additions, including the installation of environmental upgrades and retrofits, improvements to system resiliency and modernizing existing infrastructure.
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

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,905	$2,314	$(409)	(18)	$4,521	$5,449	$(928)	(17)
Energy Costs	624	668	(44)	(7)	1,460	1,762	(302)	(17)
Operation and Maintenance	710	761	(51)	(7)	1,439	1,424	15	1
Depreciation and Amortization	224	317	(93)	(29)	448	647	(199)	(31)
Income from Equity Method Investments	4	4	—	—	6	7	(1)	(14)
Other Income (Deductions)	34	66	(32)	(48)	61	102	(41)	(40)
Other-Than-Temporary Impairments	10	10	—	—	20	15	5	33
Interest Expense	97	97	—	—	189	195	(6)	(3)
Income Tax Expense	91	186	(95)	(51)	374	584	(210)	(36)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.

PSE&G

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,350	$1,466	$(116)	(8)	$3,062	$3,468	$(406)	(12)
Energy Costs	529	544	(15)	(3)	1,258	1,436	(178)	(12)
Operation and Maintenance	352	368	(16)	(4)	734	780	(46)	(6)
Depreciation and Amortization	136	234	(98)	(42)	275	481	(206)	(43)
Other Income (Deductions)	18	18	—	—	37	35	2	6
Interest Expense	74	67	7	10	142	136	6	4
Income Tax Expense	98	104	(6)	(6)	249	261	(12)	(5)

Three Months Ended June 30, 2016 as Compared to 2015
Operating Revenues decreased $116 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $28 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $48 million higher due to increased capital investments.

•	Electric distribution revenues decreased $19 million due primarily to lower Green Program Recovery Charges (GPRC) of $14 million and $5 million in lower sales volumes.
Commodity Revenue decreased $15 million as a result of $30 million of lower Electric revenues, partially offset by $15 million in higher Gas revenues. Commodity revenue for both electric and gas is entirely offset with the change in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $30 million due primarily to $15 million of lower revenues from collections of Non-Utility Generation Charges (NGC), a $7 million or 2% decrease in BGS revenues due to lower sales volumes, and a decrease of $8 million due to lower volumes of Non-Utility Generation (NUG) energy sold.

•	Gas revenues increased $15 million due to higher BGSS sales volumes.
Clause Revenues decreased $128 million due primarily to lower Securitization Transition Charges (STC) of $122 million and lower Societal Benefit Charges (SBC) of $5 million. The STC reduction is a result of rate reductions due to the completion of securitization collections in 2015. The changes in the STC and SBC amounts are entirely offset by decreases in the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC or SBC collections.
Operating Expenses
Energy Costs decreased $15 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $16 million, of which the most significant components were

•	a $28 million net reduction in costs related to various clause mechanisms and GPRC,

•	partially offset by a $7 million increase in distribution maintenance, due to increases of $4 million for vegetation management and $3 million for corrective maintenance.
Depreciation and Amortization decreased $98 million due to a decrease of $116 million in amortization of Regulatory Assets primarily as a result of the completion of the amortization of the securitization charges in 2015 (which is completely offset in STC Revenues), partially offset by a $17 million increase in depreciation due to additional plant in service.
Interest Expense increased $7 million due primarily to an increase of $8 million due to net debt issuances in 2015 and 2016.
Income Tax Expense decreased $6 million due primarily to plant and other flow through items and uncertain tax positions, partially offset by higher pre-tax income.

Six Months Ended June 30, 2016 as Compared to 2015
Operating Revenues decreased $406 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $57 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $102 million higher due to increased capital investments.

•	Electric distribution revenues decreased $42 million due primarily to lower GPRC of $26 million and $16 million in lower sales volumes.

•
Gas distribution revenues decreased $3 million due primarily to $68 million of lower delivery volumes and lower GPRC of $7 million due to lower sales volumes from warmer winter weather. These decreases were almost entirely offset by $62 million in higher Weather Normalization Clause revenue and $10 million due to the roll in of Energy Strong into base rates effective September 1, 2015.

Commodity Revenue decreased $178 million as a result of lower Gas and Electric revenues. Commodity revenue for both gas and electric is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Gas revenues decreased $94 million due primarily to lower BGSS sales volumes.

•
Electric revenues decreased $84 million due primarily to a $42 million or 5% decrease in BGS revenues due to lower sales volumes, $26 million of lower revenues from collections of NGC and a decrease of $16 million due to lower volumes of NUG energy sold at lower prices.

Clause Revenues decreased $282 million due primarily to lower STC of $251 million and lower SBC of $38 million, partially offset by higher Margin Adjustment Clause (MAC) revenue of $14 million. The STC reduction is a result of rate reductions due to the completion of securitization collections in 2015. The changes in the STC, SBC and MAC amounts are entirely offset by decreases in the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC or MAC collections.
Operating Expenses
Energy Costs decreased $178 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $46 million, of which the most significant components were

•	a $72 million net reduction in costs related to various clause mechanisms and GPRC,

•	partially offset by an $11 million increase in distribution maintenance, due to increases of $6 million for corrective maintenance and $5 million for vegetation management and

•	$10 million of storm insurance recovery proceeds received in 2015.
Depreciation and Amortization decreased $206 million due to a decrease of $239 million in amortization of Regulatory Assets primarily as a result of the completion of the amortization of the securitization charges in 2015 (which is completely offset in STC Revenues), partially offset by a $32 million increase in depreciation due to additional plant in service.
Interest Expense increased $6 million due primarily to an increase of $13 million due net debt issuances in 2015 and 2016, partially offset by an $8 million decrease due to the redemption of securitization debt in 2015.
Income Tax Expense decreased $12 million due primarily to plant and other flow through items and uncertain tax positions offset by higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
	June 30,				June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$714	$1,025	$(311)	(30)	$2,027	$2,750	$(723)	(26)
Energy Costs	381	409	(28)	(7)	1,019	1,302	(283)	(22)
Operation and Maintenance	265	313	(48)	(15)	518	485	33	7
Depreciation and Amortization	80	75	5	7	159	151	8	5
Income from Equity Method Investments	4	5	(1)	(20)	6	8	(2)	(25)
Other Income (Deductions)	16	48	(32)	(67)	24	66	(42)	(64)
Other-Than-Temporary Impairments	10	10	—	—	20	15	5	33
Interest Expense	20	33	(13)	(39)	42	64	(22)	(34)
Income Tax Expense	(11)	72	(83)	N/A	118	306	(188)	(61)

Three Months Ended June 30, 2016 as Compared to 2015
Operating Revenues decreased $311 million due to changes in generation, gas supply and other revenues.
Generation Revenues decreased $300 million due primarily to

•
a decrease of $212 million due to MTM losses in 2016 as compared to MTM gains in 2015. Of this amount, $187 million was due to changes in forward power prices, which increased in the current period and decreased during the comparable period in 2015. Also contributing to the decrease was $25 million from higher gains on positions reclassified to realized upon settlement this year compared to last year,

•	a decrease of $66 million in energy sales primarily in the PJM region due to lower volumes and lower average realized prices,

•	a decrease of $14 million in capacity revenue primarily in the PJM region due to the retirement of older peaking units in June 2015, and

•	a net decrease of $8 million in electricity sold under our BGS contracts due primarily to lower volumes.

Gas Supply Revenues decreased $11 million due primarily to

•	a net decrease of $15 million in sales under the BGSS contract primarily due to lower average sales prices and MTM losses, and

•	a net increase of $4 million on sales to third party customers, of which $8 million was due to higher volumes sold partially offset by $4 million of lower average sales prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $28 million due to

•	Generation costs decreased $37 million due primarily to lower natural gas and coal fuel costs of $30 million reflecting lower average realized prices and the utilization of lower volumes.

•	Gas costs increased $9 million mainly related to higher volumes sold to third parties.
Operation and Maintenance decreased $48 million due primarily to

•
a net decrease of $35 million related to our fossil plants, primarily due to higher costs incurred in 2015 for the installation of upgraded technology at our combined cycle Bergen generating plant, and

•
a net decrease of $33 million related to our nuclear facilities, largely due to a planned outage at our 100%-owned Hope Creek plant in 2015, partly offset in 2016 by an extended refueling outage at our 57%-owned Salem Unit 1 plant,

•	partially offset by $17 million of insurance recoveries received in 2015 related to Superstorm Sandy,
Depreciation and Amortization increased $5 million due primarily to a higher depreciable nuclear asset base.
Other Income (Deductions) decreased $32 million due primarily to $28 million of insurance recoveries received in 2015 related to Superstorm Sandy and higher net realized gains from the NDT Fund in 2015.
Interest Expense decreased $13 million due primarily to the maturity of $300 million of 5.50% Senior Notes in December 2015 and higher capitalized interest in 2016.
Income Tax Expense decreased $83 million in 2016 due primarily to lower pre-tax income, partially offset by a benefit related to a Nuclear Decommissioning Tax Carryback transaction that was recorded in 2015.
Six Months Ended June 30, 2016 as Compared to 2015
Operating Revenues decreased $723 million due to changes in generation and gas supply revenues.
Generation Revenues decreased $474 million due primarily to

•
a decrease of $173 million due to MTM losses in 2016 as compared to MTM gains in 2015. Of this amount, $103 million was due to higher gains on positions reclassified to realized upon settlement this year compared to last year. Also contributing to the decrease was $70 million from a decrease in forward power prices in 2015,

•	a decrease of $140 million in energy sales volumes in the PJM and New England (NE) regions due primarily to milder weather and lower average realized prices in the PJM and New York regions,

•
a net decrease of $87 million primarily in the PJM region due to lower operating reserve revenues coupled with lower capacity revenues resulting from the retirement of older peaking units in June 2015, and

•	a decrease of $40 million in electricity sold under wholesale load contracts in the PJM and NE regions due primarily to lower volumes and lower average prices.

Gas Supply Revenues decreased $249 million due primarily to

•
a net decrease of $234 million in sales under the BGSS contract, substantially comprised of lower sales volumes due to warmer average temperatures in the 2016 winter heating season, coupled with lower average sales prices, and

•	a net decrease of $15 million on sales to third party customers, of which $47 million was due to lower average sales prices, partially offset by $32 million of higher volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $283 million due to

Generation costs decreased $160 million due primarily to

•	lower fuel costs of $267 million reflecting lower average realized prices for natural gas and the utilization of lower volumes of fuel, and

•
a decrease of $18 million due to MTM gains in 2016 as compared to MTM losses in 2015. The 2016 MTM gains were primarily due to favorable forward price movements on natural gas, while the 2015 MTM losses were primarily due to higher gains on positions reclassified to realized upon settlement on transmission products,

•	partially offset by higher congestion costs in PJM of $142 million, mainly as a result of credits received in the prior year due to extremely cold weather.
Gas costs decreased $123 million mainly related to

•
a decrease of $136 million related to sales under the BGSS contract due primarily to lower volumes sold due to warmer average temperatures during the 2016 winter heating season and lower average gas costs,

•	partially offset by a net increase of $13 million related to sales to third parties due primarily to an increase in volumes sold.

Operation and Maintenance increased $33 million due primarily to

•	$145 million of insurance recoveries received in 2015 related to Superstorm Sandy,

•
partially offset by a net decrease of $85 million related to our fossil plants, largely due to higher costs incurred in 2015 for our planned major outages at the Bethlehem Energy Center and Bergen generating plants, and

•	a net decrease of $38 million related to our nuclear plants due primarily to the aforementioned reasons provided for the second quarter variance.
Depreciation and Amortization increased $8 million due primarily to a higher depreciable nuclear asset base.
Other Income (Deductions) decreased $42 million due primarily to $28 million of insurance recoveries received in 2015 related to Superstorm Sandy and higher net realized gains from the NDT Fund in 2015.
Other-Than-Temporary Impairments increased $5 million due to an increase in impairments of equity securities in the NDT Fund in 2016.
Interest Expense decreased $22 million due primarily to the maturity of $300 million of 5.50% Senior Notes in December 2015 and higher capitalized interest in 2016.
Income Tax Expense decreased $188 million in 2016 due primarily to lower pre-tax income.

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
For the six months ended June 30, 2016, our operating cash flow decreased $512 million as compared to the same period in 2015. The net change was due primarily to the net changes from PSE&G and Power as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $101 million from $909 million to $808 million for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to a decrease of $87 million due to a change in regulatory deferrals primarily driven by lower volumes due to warmer weather impacting our Gas Weather Normalization, SBC, GPRC and BGSS clauses and a $77 million decrease due to higher vendor payments. These amounts were partially offset by higher earnings and higher tax refunds in 2016.
Power
Power’s operating cash flow decreased $375 million from $1,292 million to $917 million for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to lower earnings, a $123 million decrease from fuels, materials and supplies, and a $115 million increase in margin deposit requirements, partially offset by a reduction in tax payments.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of June 30, 2016 were as follows:

Company/Facility	As of June 30, 2016
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,000	$10	$990
PSE&G	600	14	586
Power	2,553	202	2,351
Total	$4,153	$226	$3,927

As of June 30, 2016, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating, which would represent a three level downgrade from its current S&P and Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power's agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $748 million and $864 million as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, PSEG’s credit facilities are available to back-stop its Commercial Paper Program and issue letters of credit. As of June 30, 2016, no Commercial Paper was outstanding. PSE&G's credit facility primary use is to support its Commercial Paper Program under which as of June 30, 2016, no amounts were outstanding. Most of our credit facilities expire in 2019 and 2020.
For additional information, see Item 1.Note 9. Debt and Credit Facilities.
Long-Term Debt Financing
Power has $303 million of 5.32% Senior Notes and $250 million of 2.75% Senior Notes maturing in September 2016.
For a discussion of our long-term debt transactions during 2016, see Item 1. Note 9. Debt and Credit Facilities.
Common Stock Dividends
On April 19, 2016, our Board of Directors approved a $0.41 per share of common stock dividend for the second quarter of 2016. On July 19, 2016, our Board of Directors declared a quarterly dividend of $0.41 per share of common stock for the third quarter of 2016. This reflects an indicative annual dividend rate of $1.64 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 15. Earnings Per Share (EPS) and Dividends.
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
In January 2016, S&P published updated research reports on PSEG and PSE&G and the existing ratings and outlooks were unchanged. In June 2016, Moody's published credit opinions on Power and PSE&G and the existing ratings and outlooks were unchanged. In June 2016, S&P published an updated research report on Power and the existing rating and outlook were unchanged.

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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at Power and Services as compared to amounts disclosed in our 2015 Form 10-K.
PSEG
In July 2016, PSEG partnered with Vectren Corporation on a FERC 1000 proposal to construct, own and operate a twenty mile, 345 kilovolt transmission line in the midwest region served by the Midcontinent Independent System Operator (MISO). MISO estimated the project would cost approximately $60 million and would go in service in 2021. MISO is expected to select a proposal in December 2016. This project is not included in PSEG's projected capital expenditures.
PSE&G
PSE&G increased its estimate of its capital expenditure program as reported in our 2015 Form 10-K by approximately $300 million from $8.3 billion to $8.6 billion primarily to address new business requests and to replace aging equipment and infrastructure.
In May 2016, PSE&G filed a petition with the BPU requesting an extension of its existing landfill/brownfield solar program to construct 100 MW of grid-connected solar facilities with projected capital expenditures of up to $240 million through approximately 2021. This is not included in PSE&G's projected capital expenditures.
During the six months ended June 30, 2016, PSE&G made capital expenditures of $1,355 million, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $74 million, which are included in operating cash flows.
Power
During the six months ended June 30, 2016, Power made capital expenditures of $505 million, excluding $93 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From April through June 2016, MTM VaR remained relatively stable between low of $10 million to high of $18 million at 95% confidence level. The range of VaR was narrower for the three months ended June 30, 2016 as compared with the year ended December 31, 2015.

	MTM VaR
	Three Months Ended June 30, 2016	Year Ended December 31, 2015
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$16	$24
Average for the Period	$15	$17
High	$18	$40
Low	$10	$8
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$25	$38
Average for the Period	$23	$26
High	$27	$63
Low	$16	$12

See Item 1. Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
There have been no changes in internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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
There are no additional Risk Factors to be added to those disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the second quarter of 2016.

Three Months Ended June 30, 2016	Total Number of Shares Purchased	Average Price Paid per Share
April 1 - April 30	—	$—
May 1 - May 31	228,639	$46.23
June 1- June 30	50,000	$44.50

ITEM 5. OTHER INFORMATION
Certain information reported in the 2015 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2015 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Employee Relations
December 31, 2015 Form 10-K page 16 and March 31, 2016 Form 10-Q page 70. Since the beginning of 2016, six of our eight labor unions ratified extensions of their collective bargaining agreements with us, with expiration dates from 2019 to

2021. The collective bargaining agreements for the remaining two unions expire in 2017 and 2018. We believe we maintain satisfactory relationships with our employees.
Federal Regulation
FERC
Capacity Market Issues—PJM
December 31, 2015 Form 10-K page 17 and March 31, 2016 Form 10-Q page 70. An emerging issue in PJM involves the impact of subsidized generation on RPM market outcomes. In particular, FirstEnergy Corp. (FE) and American Electric Power (AEP) have proposed to enter into power purchase agreements (PPAs) with their non-utility generation affiliates providing for above-market purchases from certain coal plants and a nuclear plant (in FE's case). The Ohio Public Utility Commission (PUCO) approved the PPAs on terms similar to the terms sought by those companies. The Dayton Power and Light Company has recently also filed for comparable arrangements covering generating plants that it owns. On April 27, 2016, FERC issued orders finding that the PPAs should be reviewed to determine whether they comport with the Commission’s standards for contracts. FE subsequently submitted a modified arrangement to PUCO arguing that it is within PUCO’s exclusive jurisdiction. This modified proposal is currently the subject of contested proceedings at both the PUCO and at FERC. In another proceeding at FERC, certain parties are claiming that PJM should be directed to expand the MOPR to apply to existing contracts, including the FE and AEP PPAs.
We are unable to predict the results of these pending proceedings or any future related proceedings or to calculate the potential impacts on our business.
Capacity Market Issues—ISO-New England
December 31, 2015 Form 10-K page 18 and March 31, 2016 Form 10-Q page 71. In March 2015, in conjunction with other companies, we filed a petition for review with the D.C. Circuit Court of Appeals (D.C. Court) of FERC's ruling accepting the exemption from the MOPR in the capacity market afforded for up to 200 MW annually (600 MW cumulatively) of renewable resources. On December 1, 2015, following a request by FERC for a voluntary remand of the order, the D.C. Court remanded the case to FERC for additional consideration. However, on April 8, 2016, FERC issued an order upholding the exemption. We and other companies continue to contest the reasonableness of the exemption.
Reactive Power Rates
December 31, 2015 Form 10-K page 19 and March 31, 2016 Form 10-Q page 71. In June 2015, Power submitted a tariff filing with FERC to increase Power’s rates for reactive supply and voltage control service from approximately $27 million per year to about $39 million per year. Following settlement discussions with FERC Trial Staff, Power agreed to accept an overall rate of $34 million per year on the condition that we will refile in six years, which FERC approved in February 2016. FERC had earlier referred the filing to the FERC Office of Enforcement for its evaluation, which remains pending. More broadly, FERC has begun to review regulations relating to reactive power compensation. We cannot predict the impact of potential changes to reactive power compensation regulations on our business and results of operations.
Transmission Regulation
December 31, 2015 Form 10-K page 19. Each year, transmission revenues are adjusted to reflect items such as updating estimates used in the filing with actual data. In June 2016, PSE&G filed its 2015 true-up adjustment pertaining to its transmission formula rates in effect for 2015, which resulted in an adjustment of $34 million less than the 2015 originally filed revenues. For additional information about our transmission formula rate, see Part I, Item 1. Financial Information—Note 4. Rate Filings.
Transmission Regulation—Transmission Policy Developments
December 31, 2015 Form 10-K page 19 and March 31, 2016 Form 10-Q page 71. FERC concluded in Order 1000 that the incumbent transmission owner should not always have a Right of First Refusal (ROFR) to construct and own transmission projects in its service territory. We and other companies appealed Order 1000 but this appeal was denied in 2014 by the D.C. Court. The current PJM rules retain carve-outs for projects that will continue to default to incumbents for construction responsibility, including immediately needed reliability projects, upgrades to existing transmission facilities, projects cost-allocated to a single transmission zone, and projects being built on existing rights-of-way and whose construction would interfere with incumbents’ use of their rights-of-way. While these carve-outs ameliorate the impacts of the Order 1000 ruling on incumbents, we and several other companies appealed various aspects of the FERC order approving PJM’s implementation of Order 1000, including the elimination of the ROFR from the PJM Tariff. On July 1, 2016, the D.C. Court dismissed the case, thus upholding FERC’s determination. We are currently analyzing the impact of the D.C. Court’s decision on our operations and whether further action is appropriate.

There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G contending that insufficient levels of costs are being allocated to PSE&G. Projects involved include the Artificial Island project, the Bergen-Linden project in New Jersey and a smaller project in Sewaren, New Jersey. On April 22, 2016, FERC issued orders denying the complaints and leaving the current cost allocation in effect as to the Artificial Island and Bergen-Linden projects. Due to an intervening FERC order concerning the allocation of costs for projects constructed to meet local reliability requirements, FERC directed that all of the Sewaren costs be allocated to PSE&G. It is anticipated that additional proceedings are likely to occur. It is anticipated that these various proceedings will not be resolved for several years.
Another proceeding is a matter remanded from a federal appellate court concerning the appropriate cost allocation for certain 500 kV projects in PJM that either have been built or are in the process of being built, including the Susquehanna-Roseland project. A proposed settlement was filed with FERC on June 15, 2016. The settlement, if adopted by FERC, will result in increased annual cost allocations to customers in the PSE&G Transmission Zone. Under this settlement, Power, as a BGS supplier could become obligated to pay amounts previously paid by other PJM transmission customers. However, we do not believe that the anticipated level of any such potential payments would have a material effect on Power’s financial statements.
Con Edison Wheeling Agreement
In April 2016, Con Edison informed PJM that it would allow its Wheeling Agreement to expire effective as of May 1, 2017. The Wheeling Agreement enables Con Edison to move 1,000 MW of energy from southeast New York across the PSE&G system for delivery into New York City. Discussions are currently ongoing among PJM and NYISO stakeholders regarding future operational procedures and transmission planning assumptions associated with the affected transmission lines. Depending on the outcome of these discussions, which may require FERC to approve tariff revisions, there could be impacts on capacity and energy prices in the region as well as impacts on transmission planning. In addition, Regional Transmission Expansion Plan costs that would have been allocated to Con Edison under the Wheeling Agreement will be reallocated elsewhere, which will include some reallocations to the customers within the PSE&G Transmission Zone.
Nuclear Regulatory Commission (NRC)
December 31, 2015 Form 10-K page 21. As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in 2011, the NRC began performing additional operational and safety reviews of nuclear facilities in the United States. We believe that our nuclear plants currently meet the stringent applicable design and safety specifications of the NRC.
Among other things, the NRC advised the staff to give the highest priority to those activities that can achieve the greatest safety benefit and/or have the broadest applicability (Tier 1).
The NRC issued letters and orders to licensees implementing the Tier 1 recommendations in March 2012. In June 2013, the NRC issued an order requiring Mark I and Mark II licensees to upgrade or replace their reliable hardened vents with containment venting systems designed and installed to remain functional during severe accident conditions. We are implementing the diverse and flexible strategies and spent fuel pool level indication modifications in accordance with the regulatory requirements at the Salem, Hope Creek and Peach Bottom nuclear units. For our Hope Creek and Peach Bottom units, final installation of the required modifications is expected to be completed by 2018.
In March 2013, the NRC initiated a rulemaking process for filtering strategies with drywell filtration and severe accident management for U.S. Boiling Water Reactors with Mark I and Mark II containments. The NRC subsequently disapproved the staff plan to pursue rulemaking, based in part on the upgrades required by the June 2013 order. The NRC continues to evaluate potential revisions to its requirements in connection with its operational and safety reviews of nuclear facilities in the United States as a result of the Fukushima Daiichi incident.
We are unable to predict the final outcome of these reviews or the cost of any actions we would need to take to comply with any new regulations, including possible modifications to our Salem, Hope Creek and Peach Bottom facilities, but such cost could be material.
State Regulation
Connecticut Rate Filing
December 31, 2015 Form 10-K page 23. On June 30, 2016, Power’s subsidiary, PSEG New Haven LLC, filed a mandatory annual rate case with the Connecticut Public Utilities Regulatory Authority for recovery of its costs and investment in its Connecticut-based peaking unit. Power requested 2017 revenues of $20 million. This matter is pending.

Solar 4 All Program Extension II
In May 2016, PSE&G filed a petition with the BPU requesting an extension of its existing landfill/brownfield solar program to construct 100 MW of grid-connected solar facilities with projected capital expenses of up to $240 million, through approximately 2021. This matter is pending.

Environmental Matters
Air Pollution Control
Hazardous Air Pollutants Regulation
December 31, 2015 Form 10-K page 24 and March 31, 2016 Form 10-Q page 72. In February 2012, the (EPA) published Mercury Air Toxics Standards (MATS) for both newly-built and existing electric generating sources under the National Emission Standard for Hazardous Air Pollutants (NESHAP) provisions of the CAA. The MATS established allowable levels for mercury as well as other hazardous air pollutants and went into effect in April 2015. In June 2015, the U.S. Supreme Court held that it was unreasonable for the EPA to refuse to consider the materiality of costs in determining whether to regulate hazardous air pollutants from power plants. On April 15, 2016, the EPA released the final Supplemental Finding that considers the materiality of costs in determining whether to regulate hazardous air pollutants from power plants in response to the U.S. Supreme Court's ruling. Industry participants and various state authorities have filed petitions with the D.C. Court challenging the EPA’s Supplemental Finding. We do not expect this Supplemental Finding to impact operation of our facilities.
Demand Response (DR) Reciprocating Internal Combustion Engines (RICE) Litigation
December 31, 2015 Form 10-K page 24. In March 2013, Power filed a petition at the EPA challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued in January 2013. Among other things, the NESHAP include two exemptions that allow owners and operators of stationery emergency RICE to operate their engines without the installation and operation of emission controls (1) as part of an emergency DR program for 100 hours per year (100 hour exemption) or (2) as part of a financial arrangement with another entity per specified restrictions in non-emergency situations for 50 hours per year (50 hour exemption). We believe this waiver of NESHAP standards results in disparate treatment of different generation technology types. In its appeal, Power sought more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market. In August 2014, the EPA denied the March 2013 petition and in October 2014, Power appealed the EPA's denial to the D.C. Court. On September 23, 2015, the D.C. Court granted the EPA's motion for voluntary remand of the 50 hour exemption provision to the EPA. On May 4, 2016, the D.C. Court vacated the 100 hour exemption which removes that provision from the rule. We believe that the impact of the D.C. Court's rulings would likely benefit Power's and its competitors' operations of their power generation peaking units.
Cooling Water Intake Structure Regulation
December 31, 2015 Form10-K page 26. On June 10, 2016, the New Jersey Department of Environmental Protection (NJDEP) issued the final New Jersey Pollutant Discharge Elimination System (NJPDES) permit for Salem, with an effective date of August 1, 2016. The final permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the Clean Water Act, it requires additional studies and the selection of technology to address impingement for the service water system. On July 8, 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP's issuance of a final NJPDES renewal permit for Salem. The Riverkeeper's filing does not change the effective date of the permit. For additional information, see Part I, Item 1. Note 8. Commitments and Contingent Liabilities.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10a(10):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 19, 2016
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 10a(9):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 19, 2016 (1)
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 10a(8):	Key Executive Severance Plan of Public Service Enterprise Group Incorporated, Amended effective July 19, 2016 (1)
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

(1) Filed as Exhibit 10a(10) by PSEG with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, File No. 001-09120 on July 29, 2026 and incorporated herein by this reference.

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
Date: July 29, 2016

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
Date: July 29, 2016

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
Date: July 29, 2016