Form 10-Q
period 2017-03-31
PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC; PUBLIC SERVICE ELECTRIC & GAS CO
filed 2017-04-28
CIK 788784, 1158659, 81033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Public Service Enterprise Group Incorporated	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Public Service Electric and Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

PSEG Power LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If any of the registrants is an emerging growth company, indicate by check mark if such registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2017, Public Service Enterprise Group Incorporated had outstanding 505,878,825 shares of its sole class of Common Stock, without par value.
As of April 18, 2017, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
Public Service Electric and Gas Company and PSEG Power LLC are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K. These factors include, but are not limited to:

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

ii

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES	$2,592	$2,616
OPERATING EXPENSES
Energy Costs	874	836
Operation and Maintenance	712	729
Depreciation and Amortization	828	224
Total Operating Expenses	2,414	1,789
OPERATING INCOME	178	827
Income from Equity Method Investments	3	2
Other Income	72	48
Other Deductions	(11)	(21)
Other-Than-Temporary Impairments	(1)	(10)
Interest Expense	(98)	(92)
INCOME BEFORE INCOME TAXES	143	754
Income Tax Expense	(29)	(283)
NET INCOME	$114	$471
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	505
DILUTED	508	508
NET INCOME PER SHARE:
BASIC	$0.23	$0.93
DILUTED	$0.22	$0.93
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.43	$0.41

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$114	$471
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(16) and $(16) for 2017 and 2016, respectively	15	16
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0 and $(1) for 2017 and 2016, respectively	—	2
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(4) and $(6) for 2017 and 2016, respectively	6	8
Other Comprehensive Income (Loss), net of tax	21	26
COMPREHENSIVE INCOME	$135	$497

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$193	$423
Accounts Receivable, net of allowances of $67 in 2017 and $68 in 2016	1,212	1,161
Tax Receivable	9	78
Unbilled Revenues	209	260
Fuel	173	326
Materials and Supplies, net	566	561
Prepayments	56	76
Derivative Contracts	114	163
Regulatory Assets	176	199
Other	8	7
Total Current Assets	2,716	3,254
PROPERTY, PLANT AND EQUIPMENT	40,195	39,337
Less: Accumulated Depreciation and Amortization	(10,850)	(10,051)
Net Property, Plant and Equipment	29,345	29,286
NONCURRENT ASSETS
Regulatory Assets	3,287	3,319
Long-Term Investments	1,001	1,050
Nuclear Decommissioning Trust (NDT) Fund	1,913	1,859
Long-Term Tax Receivable	113	104
Long-Term Receivable of Variable Interest Entity (VIE)	595	589
Other Special Funds	221	217
Goodwill	16	16
Other Intangibles	106	98
Derivative Contracts	93	24
Other	258	254
Total Noncurrent Assets	7,603	7,530
TOTAL ASSETS	$39,664	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$500	$500
Commercial Paper and Loans	315	388
Accounts Payable	1,245	1,459
Derivative Contracts	7	13
Accrued Interest	131	97
Accrued Taxes	172	31
Clean Energy Program	86	142
Obligation to Return Cash Collateral	135	132
Regulatory Liabilities	74	88
Other	446	426
Total Current Liabilities	3,111	3,276
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,567	8,658
Regulatory Liabilities	131	118
Asset Retirement Obligations	738	726
OPEB Costs	1,309	1,324
OPEB Costs of Servco	460	452
Accrued Pension Costs	547	568
Accrued Pension Costs of Servco	126	128
Environmental Costs	393	401
Derivative Contracts	1	3
Long-Term Accrued Taxes	180	180
Other	198	211
Total Noncurrent Liabilities	12,650	12,769
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	10,898	10,895
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2017 and 2016—534 shares	4,920	4,936
Treasury Stock, at cost, 2017 and 2016—29 shares	(743)	(717)
Retained Earnings	9,070	9,174
Accumulated Other Comprehensive Loss	(242)	(263)
Total Stockholders’ Equity	13,005	13,130
Total Capitalization	23,903	24,025
TOTAL LIABILITIES AND CAPITALIZATION	$39,664	$40,070

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$114	$471
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	828	224
Amortization of Nuclear Fuel	54	58
Renewable Energy Credit (REC) Compliance Accrual	26	27
Provision for Deferred Income Taxes (Other than Leases) and ITC	(85)	182
Non-Cash Employee Benefit Plan Costs	23	32
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(15)	(15)
Net (Gain) Loss on Lease Investments	32	—
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(5)	(21)
Net Change in Regulatory Assets and Liabilities	(60)	(105)
Cost of Removal	(24)	(35)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(23)	3
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	69	301
Accrued Taxes	143	144
Margin Deposit	(4)	(4)
Other Current Assets and Liabilities	163	27
Employee Benefit Plan Funding and Related Payments	(28)	(56)
Other	(12)	(19)
Net Cash Provided By (Used In) Operating Activities	1,196	1,214
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,062)	(1,065)
Purchase of Emissions Allowances and RECs	(15)	(16)
Proceeds from Sales of Available-for-Sale Securities	298	202
Investments in Available-for-Sale Securities	(307)	(207)
Other	7	5
Net Cash Provided By (Used In) Investing Activities	(1,079)	(1,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(73)	(352)
Issuance of Long-Term Debt	—	850
Redemption of Long-Term Debt	—	(171)
Cash Dividends Paid on Common Stock	(218)	(207)
Other	(56)	(55)
Net Cash Provided By (Used In) Financing Activities	(347)	65
Net Increase (Decrease) in Cash and Cash Equivalents	(230)	198
Cash and Cash Equivalents at Beginning of Period	423	394
Cash and Cash Equivalents at End of Period	$193	$592
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(80)	$(299)
Interest Paid, Net of Amounts Capitalized	$77	$66
Accrued Property, Plant and Equipment Expenditures	$492	$434

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES	$1,812	$1,712
OPERATING EXPENSES
Energy Costs	753	729
Operation and Maintenance	367	382
Depreciation and Amortization	171	139
Total Operating Expenses	1,291	1,250
OPERATING INCOME	521	462
Other Income	25	20
Other Deductions	(1)	(1)
Interest Expense	(75)	(68)
INCOME BEFORE INCOME TAXES	470	413
Income Tax Expense	(171)	(151)
NET INCOME	$299	$262

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME	$299	$262
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $1 and $0 for 2017 and 2016, respectively	(1)	—
COMPREHENSIVE INCOME	$298	$262

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$153	$390
Accounts Receivable, net of allowances of $67 in 2017 and $68 in 2016	895	810
Accounts Receivable—Affiliated Companies	34	76
Unbilled Revenues	209	260
Materials and Supplies	187	180
Prepayments	6	9
Regulatory Assets	176	199
Derivative Contracts	1	—
Other	7	6
Total Current Assets	1,668	1,930
PROPERTY, PLANT AND EQUIPMENT	26,931	26,347
Less: Accumulated Depreciation and Amortization	(5,849)	(5,760)
Net Property, Plant and Equipment	21,082	20,587
NONCURRENT ASSETS
Regulatory Assets	3,287	3,319
Long-Term Investments	301	299
Other Special Funds	44	43
Other	105	110
Total Noncurrent Assets	3,737	3,771
TOTAL ASSETS	$26,487	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Accounts Payable	$574	$718
Accounts Payable—Affiliated Companies	218	260
Accrued Interest	83	76
Clean Energy Program	86	142
Derivative Contracts	—	5
Obligation to Return Cash Collateral	135	132
Regulatory Liabilities	74	88
Other	319	296
Total Current Liabilities	1,489	1,717
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	6,042	5,873
OPEB Costs	991	1,009
Accrued Pension Costs	237	250
Regulatory Liabilities	131	118
Environmental Costs	324	332
Asset Retirement Obligations	214	213
Long-Term Accrued Taxes	116	130
Other	114	116
Total Noncurrent Liabilities	8,169	8,041
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	7,819	7,818
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2017 and 2016—132 shares	892	892
Contributed Capital	945	945
Basis Adjustment	986	986
Retained Earnings	6,187	5,888
Accumulated Other Comprehensive Income	—	1
Total Stockholder’s Equity	9,010	8,712
Total Capitalization	16,829	16,530
TOTAL LIABILITIES AND CAPITALIZATION	$26,487	$26,288

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$299	$262
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	171	139
Provision for Deferred Income Taxes and ITC	160	147
Non-Cash Employee Benefit Plan Costs	13	18
Cost of Removal	(24)	(35)
Net Change in Other Regulatory Assets and Liabilities	(60)	(105)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(34)	(26)
Materials and Supplies	(7)	(6)
Prepayments	3	26
Accounts Payable	(12)	(24)
Accounts Receivable/Payable—Affiliated Companies, net	15	197
Other Current Assets and Liabilities	40	35
Employee Benefit Plan Funding and Related Payments	(25)	(44)
Other	(25)	(16)
Net Cash Provided By (Used In) Operating Activities	514	568
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(748)	(724)
Proceeds from Sales of Available-for-Sale Securities	10	5
Investments in Available-for-Sale Securities	(10)	(5)
Solar Loan Investments	(4)	—
Other	2	—
Net Cash Provided By (Used In) Investing Activities	(750)	(724)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(153)
Issuance of Long-Term Debt	—	850
Redemption of Long-Term Debt	—	(171)
Other	(1)	(10)
Net Cash Provided By (Used In) Financing Activities	(1)	516
Net Increase (Decrease) In Cash and Cash Equivalents	(237)	360
Cash and Cash Equivalents at Beginning of Period	390	198
Cash and Cash Equivalents at End of Period	$153	$558
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(26)	$(200)
Interest Paid, Net of Amounts Capitalized	$65	$53
Accrued Property, Plant and Equipment Expenditures	$287	$318

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES	$1,284	$1,313
OPERATING EXPENSES
Energy Costs	707	638
Operation and Maintenance	230	253
Depreciation and Amortization	650	79
Total Operating Expenses	1,587	970
OPERATING INCOME (LOSS)	(303)	343
Income from Equity Method Investments	3	2
Other Income	38	26
Other Deductions	(7)	(18)
Other-Than-Temporary Impairments	(1)	(10)
Interest Expense	(16)	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(286)	321
Income Tax Benefit (Expense)	116	(129)
NET INCOME (LOSS)	$(170)	$192

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
NET INCOME (LOSS)	$(170)	$192
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(18) and $(16) for 2017 and 2016, respectively	19	16
Pension/OPEB adjustment, net of tax (expense) benefit of $(4) and $(5) for 2017 and 2016, respectively	5	7
Other Comprehensive Income (Loss), net of tax	24	23
COMPREHENSIVE INCOME (LOSS)	$(146)	$215

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$18	$11
Accounts Receivable	263	276
Accounts Receivable—Affiliated Companies	175	205
Short-Term Loan to Affiliate	157	87
Fuel	173	326
Materials and Supplies, net	379	381
Derivative Contracts	111	162
Prepayments	13	10
Other	3	2
Total Current Assets	1,292	1,460
PROPERTY, PLANT AND EQUIPMENT	12,922	12,655
Less: Accumulated Depreciation and Amortization	(4,837)	(4,135)
Net Property, Plant and Equipment	8,085	8,520
NONCURRENT ASSETS
NDT Fund	1,913	1,859
Long-Term Investments	103	102
Goodwill	16	16
Other Intangibles	106	98
Other Special Funds	55	53
Derivative Contracts	93	24
Other	66	61
Total Noncurrent Assets	2,352	2,213
TOTAL ASSETS	$11,729	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts Payable	$513	$539
Accounts Payable—Affiliated Companies	81	25
Derivative Contracts	7	8
Accrued Interest	42	20
Other	102	88
Total Current Liabilities	745	680
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	1,966	2,170
Asset Retirement Obligations	522	511
OPEB Costs	254	251
Derivative Contracts	1	3
Accrued Pension Costs	185	191
Long-Term Accrued Taxes	78	77
Other	117	129
Total Noncurrent Liabilities	3,123	3,332
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
LONG-TERM DEBT	2,383	2,382
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	4,437	4,782
Accumulated Other Comprehensive Loss	(187)	(211)
Total Member’s Equity	5,478	5,799
TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,729	$12,193

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(170)	$192
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from Operating Activities:
Depreciation and Amortization	650	79
Amortization of Nuclear Fuel	54	58
Provision for Deferred Income Taxes and ITC	(226)	34
Interest Accretion on Asset Retirement Obligation	8	7
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(5)	(21)
Renewable Energy Credit (REC) Compliance Accrual	26	27
Non-Cash Employee Benefit Plan Costs	7	10
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(23)	3
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	155	143
Margin Deposit	(4)	(4)
Accounts Receivable	24	(41)
Accounts Payable	(18)	(34)
Accounts Receivable/Payable—Affiliated Companies, net	71	184
Other Current Assets and Liabilities	33	15
Employee Benefit Plan Funding and Related Payments	(2)	(8)
Other	—	19
Net Cash Provided By (Used In) Operating Activities	580	663
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(307)	(333)
Purchase of Emissions Allowances and RECs	(15)	(16)
Proceeds from Sales of Available-for-Sale Securities	259	183
Investments in Available-for-Sale Securities	(268)	(188)
Short-Term Loan—Affiliated Company, net	(70)	(309)
Other	7	4
Net Cash Provided By (Used In) Investing Activities	(394)	(659)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(175)	—
Other	(4)	—
Net Cash Provided By (Used In) Financing Activities	(179)	—
Net Increase (Decrease) in Cash and Cash Equivalents	7	4
Cash and Cash Equivalents at Beginning of Period	11	12
Cash and Cash Equivalents at End of Period	$18	$16
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$19	$(100)
Interest Paid, Net of Amounts Capitalized	$5	$11
Accrued Property, Plant and Equipment Expenditures	$205	$116

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Basis of Presentation
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2016.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early application is permitted. PSEG expects the new guidance to result in more detailed disclosures of revenue compared to current guidance, and possible changes in presentation. PSEG continues to evaluate all of its revenue streams and its contracts. Certain implementation issues are currently being finalized by the AICPA’s Revenue Recognition Working Group and the FASB’s Transition Resource Group, including the ability to recognize revenue for certain contracts where there is uncertainty regarding

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collection from customers and accounting for contributions in aid of construction. Upon formal resolution of the implementation issues noted above, PSEG will elect its transition method.
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
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG is currently analyzing the impact of this standard on its financial statements; however, PSEG expects increased volatility in Net Income due to changes in fair value of its equity securities within the nuclear decommissioning (NDT) and Rabbi Trust Funds.
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
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt early, including in an interim period. PSEG is currently analyzing the impact of this standard on its financial statements.
Statement of Cash Flows: Restricted Cash
This accounting standard requires entities to explain the change during the period in the total of cash and cash equivalents and include amounts described as restricted cash or restricted cash equivalents in their reconciliation of beginning-of-period and end-of-period amounts in the Statement of Cash Flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt early, including in an interim period. PSEG is currently analyzing the impact of this standard on its financial statements including its future disclosure requirements.
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
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt it for transactions that have closed before the effective date but have not been reported in financial statements that have been issued or made available for issuance. PSEG does not have any current transactions impacted by this guidance and expects future acquisitions of individual solar plants will not qualify as business combinations. PSEG does not expect this guidance to materially impact its financial statements upon adoption.
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
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (OPEB)
This accounting standard was issued to improve the presentation of net periodic pension cost and net periodic OPEB cost.
Under the new guidance, entities are required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by their employees during the period. The other components of net benefit cost are required to be presented in the Statement of Operations separately from the service cost component after Operating Income. Additionally, only the service cost component will be eligible for capitalization, when applicable.
The standard requires the amendments to be applied retrospectively for the presentation of the service cost component and the other cost components of net periodic pension cost and net periodic OPEB cost in the Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension and OPEB costs.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for an entity in any interim or annual period. PSEG is currently analyzing the impact of this standard on its financial statements.
Premium Amortization on Purchased Callable Debt Securities
This accounting standard was issued to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the standard requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.
The standard is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the standard in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply this standard on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.
PSEG is currently analyzing the impact of this standard on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Early Plant Retirements
Fossil
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
In the latter half of 2016, PSEG and Power recognized pre-tax charges in Energy Costs and Operation and Maintenance (O&M) of $62 million and $53 million, respectively, related to coal inventory adjustments, capacity penalties, materials and supplies inventory reserve adjustments for parts that cannot be used at other generating units, employee-related severance benefits costs and construction work in progress impairments, among other shut down items. In addition to these charges, Power recognized Depreciation and Amortization (D&A) during 2016 of $571 million due to the significant shortening of the expected economic useful lives of Hudson and Mercer.
In the first quarter of 2017, Power recognized total D&A of $574 million and expects to recognize additional total D&A of $389 million in 2017 for the Hudson and Mercer units. Power also recognized pre-tax charges in Energy Costs of $7 million primarily for coal inventory lower of cost or market adjustments. Power currently anticipates using the sites for alternative industrial activity. However, if Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger obligations under certain environmental regulations, including possible remediation. The amounts for any such environmental remediation are neither currently probable nor estimable but may be material.
As of December 31, 2016, Power had reduced the estimated useful life of Bridgeport Harbor Station unit 3 (BH3) from 2025 to the summer of 2021 as it was more likely than not it will retire the unit by this time. The change in the estimated useful life is not expected to have a material impact on Power’s future financial results.
PSEG and Power continue to monitor their other coal assets, including the Keystone and Conemaugh generating stations, to assess their economic viability through the end of their designated useful lives and their continued classification as held for use. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact their ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors, among other things. Any early retirement or change in the classification as held for use of our remaining coal units may have a material adverse impact on PSEG’s and Power’s future financial results.

Nuclear
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced being at risk for early retirement. This situation is generally due to low natural gas prices, and the related decline in market prices of energy, resulting from the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet and greater reliance on natural gas pipelines for fuel delivery.
If trends noted above continue or worsen, Power’s nuclear generating units could cease being economically competitive which may cause Power to retire such units prior to the end of their useful lives. The costs associated with any such retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of the NDT Fund will likely have a material adverse impact on PSEG’s and Power’s future financial results. PSEG and Power continue to advocate for sound policies that recognize nuclear power as a source of reliable and clean energy and an important part of a diverse and reliable energy portfolio.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the balance sheet amounts by generating station as of March 31, 2017 for significant assets and liabilities associated with Power’s owned share of its nuclear assets.

	As of March 31, 2017
	Hope Creek	Salem	Support Facilities and Other (A)	Peach Bottom
	Millions
Assets
Materials and Supplies Inventory	$82	$86	$—	$39
Nuclear Production, net of Accumulated Depreciation	456	545	208	774
Nuclear Fuel In-Service, net of Accumulated Depreciation	152	77	—	142
Construction Work in Progress (including nuclear fuel)	156	137	12	26
Total Assets	$846	$845	$220	$981
Liability
Asset Retirement Obligation	$144	$157	$—	$159
Total Liabilities	$144	$157	$—	$159
Net Assets	$702	$688	$220	$822
NRC License Renewal Term	2046	2036/2040	—	2033/2034
% Owned	100%	57%	—	50%

(A)	Includes Hope Creek’s and Salem’s shared support facilities and other nuclear development capital.
The precise timing of any potential early retirement and resulting financial statement impact may be affected by a number of factors, including co-owner considerations, the results of any transmission system reliability study assessments and decommissioning trust fund requirements and other commitments, as well as future energy prices. Power maintains a NDT Fund that funds its decommissioning obligations. See Note 7. Available-for-Sale Securities.

Note 4. Variable Interest Entity (VIE)
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
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and O&M Expense, respectively. Servco recorded $112 million and $98 million for the three months ended March 31, 2017 and 2016, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Rate Filings
This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Energy Strong Recovery Filing—In March 2017, PSE&G filed its Energy Strong electric and gas cost recovery petition seeking BPU approval to recover the revenue requirements associated with Energy Strong capitalized investment costs associated with electric and gas plant investments under the program that is anticipated to be in service by May 31, 2017. The petition requests rates to be effective September 1, 2017, consistent with the BPU Order of approval of the Energy Strong Program. The annualized requested increase in revenue requirement is approximately $22 million for electric and $3 million for gas. This matter is pending.
Green Program Recovery Charges—In March 2017, the BPU gave final approval to PSE&G’s petition to recover approximately $37 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved programs. The rates are effective May 1, 2017. This Order also included the return of approximately $5 million in remaining overcollections from the completed Securitization Transition Charge.
Weather Normalization Clause—In April 2017, the BPU gave final approval to PSE&G’s petition to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period.

Note 6. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with solar renewable energy certificates generated from the installed solar electric system. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which are considered “non-performing.”

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	March 31, 2017	December 31, 2016
	Millions
Commercial/Industrial	$168	$164
Residential	11	11
Total	$179	$175

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
During the third quarter of 2016, Energy Holdings completed its annual review of estimated residual values embedded in the
NRG REMA, LLC (REMA) leveraged leases. The outcome indicated that the revised residual value estimates were lower than the recorded residual values and the decline was deemed to be other than temporary due to the adverse economic conditions experienced by coal generation in PJM, as discussed in Note 3. Early Plant Retirements, negatively impacting the economic

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outlook of the leased assets. As a result, a pre-tax write-down of $137 million was reflected in Operating Revenues in the quarter ended September 30, 2016, calculated by comparing the gross investment in the leases before and after the revised residual estimates. During the fourth quarter of 2016, Energy Holdings recorded a $10 million pre-tax charge for its best estimate of loss related to the leveraged leases as a result of the current liquidity issues facing REMA, which was reflected in Operating Revenues and is included in Gross Investments in Leases as of December 31, 2016.
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain recent discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss related to the lease investments, which was reflected in Operating Revenues and is included in Gross Investments in Leases as of March 31, 2017.
The following table shows Energy Holdings’ gross and net lease investment as of March 31, 2017 and December 31, 2016, respectively.

	As of	As of
	March 31, 2017	December 31, 2016
	Millions
Lease Receivables (net of Non-Recourse Debt)	$574	$629
Estimated Residual Value of Leased Assets	346	346
Total Investment in Rental Receivables	920	975
Unearned and Deferred Income	(324)	(326)
Gross Investment in Leases	596	649
Deferred Tax Liabilities	(640)	(674)
Net Investment in Leases	$(44)	$(25)

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of March 31, 2017
As of March 31, 2017
Millions
AA	$16
BBB+ — BBB-	316
BB-	133
CCC-	109
Total	$574

The “BB-” and the “CCC-” ratings in the preceding table represent lease receivables related to coal and gas-fired assets in Illinois and Pennsylvania, respectively. As of March 31, 2017, the gross investment in the leases of such assets, net of non-recourse debt, was $371 million ($(154) million, net of deferred taxes). A more detailed description of such assets under lease, as of March 31, 2017, is presented in the following table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$83	64%	1,036	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$26	17%	1,711	Coal	CCC- (A)	REMA
Conemaugh Station Units 1 and 2	PA	$29	17%	1,711	Coal	CCC- (A)	REMA
Shawville Station Units 1, 2, 3 and 4	PA	$99	100%	596	Gas	CCC- (A)	REMA

(A)
REMA’s parent company, GenOn Energy Inc. (GenOn), reported in August 2016 that GenOn did not expect to have sufficient liquidity to repay its senior unsecured notes due in June 2017. In January 2017, S&P further lowered its corporate credit rating on GenOn and its affiliates (including REMA) to “CCC-” from “CCC” reflecting the primary credit concern of the near-term maturity of GenOn’s senior unsecured notes in June 2017 and expressed a negative outlook reflecting the continuing pressure on financial measures. In October 2016, Moody’s downgraded the GenOn Corporate Family Rating to “Caa3” to reflect its high debt burden relative to cash flow.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease structures. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital and trigger certain material tax obligations which could wholly or partially be mitigated by tax indemnification claims against the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its portfolio and improve its liquidity and the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments. If lease rejections or foreclosures were to occur, Energy Holdings could potentially record additional pre-tax write-offs up to its gross investment in these facilities and may also be required to pay material cash tax liabilities to the Internal Revenue Service.
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

Note 7. Available-for-Sale Securities
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

	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$717	$297	$(7)	$1,007
Debt Securities
Government	515	8	(6)	517
Corporate	342	5	(4)	343
Total Debt Securities	857	13	(10)	860
Other Securities	46	—	—	46
Total NDT Available-for-Sale Securities	$1,620	$310	$(17)	$1,913

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$705	$263	$(11)	$957
Debt Securities
Government	518	8	(6)	520
Corporate	337	4	(4)	337
Total Debt Securities	855	12	(10)	857
Other Securities	44	—	—	44
Total NDT Available-for-Sale Securities (A)	$1,604	$275	$(21)	$1,858

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

	As of	As of
	March 31, 2017	December 31, 2016
	Millions
Accounts Receivable	$15	$8
Accounts Payable	$4	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$80	$(6)	$4	$(1)	$120	$(10)	$8	$(1)
Debt Securities
Government (B)	276	(6)	4	—	276	(6)	4	—
Corporate (C)	125	(3)	9	(1)	139	(3)	15	(1)
Total Debt Securities	401	(9)	13	(1)	415	(9)	19	(1)
NDT Available-for-Sale Securities	$481	$(15)	$17	$(2)	$535	$(19)	$27	$(2)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2017.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. Power also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2017.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2017.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2017	2016
	Millions
Proceeds from NDT Fund Sales (A)	$247	$177
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	$21	$15
Gross Realized Losses	(4)	(16)
Net Realized Gains (Losses) on NDT Fund	$17	$(1)

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $149 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The NDT available-for-sale debt securities held as of March 31, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$16
1 - 5 years	257
6 - 10 years	199
11 - 15 years	59
16 - 20 years	63
Over 20 years	266
Total NDT Available-for-Sale Debt Securities	$860

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the three months ended March 31, 2017, Other-Than-Temporary Impairments (OTTI) of $1 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$22	$—	$—	$22
Debt Securities
Government	99	—	(1)	98
Corporate	99	1	(1)	99
Total Debt Securities	198	1	(2)	197
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$222	$1	$(2)	$221

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$11	$—	$22
Debt Securities
Government	105	—	(2)	103
Corporate	92	1	(2)	91
Total Debt Securities	197	1	(4)	194
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$209	$12	$(4)	$217

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2017	December 31, 2016
	Millions
Accounts Receivable	$1	$5
Accounts Payable	$1	$3

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months.

	As of March 31, 2017				As of December 31, 2016
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government (B)	53	(1)	1	—	60	(2)	1	—
Corporate (C)	36	(1)	3	—	46	(2)	3	—
Total Debt Securities	89	(2)	4	—	106	(4)	4	—
Rabbi Trust Available-for-Sale Securities	$89	$(2)	$4	$—	$106	$(4)	$4	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. These investments are guaranteed by the U.S. government or an agency of the U.S. government. PSEG also has investments in municipal bonds that are primarily in investment grade securities. It is not expected that these securities will settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)
Debt Securities (Corporate)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2017.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2017	2016
	Millions
Proceeds from Rabbi Trust Sales (A)	$51	$25
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$15	$1
Gross Realized Losses	(3)	(1)
Net Realized Gains (Losses) on Rabbi Trust	$12	$—

(A)Includes activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in the Condensed Consolidated Statements of Operations. Net unrealized losses of $(1) million (after-tax) were recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of March 31, 2017.
The Rabbi Trust available-for-sale debt securities held as of March 31, 2017 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$6
1 - 5 years	50
6 - 10 years	42
11 - 15 years	9
16 - 20 years	8
Over 20 years	82
Total Rabbi Trust Available-for-Sale Debt Securities	$197

The cost of these securities was determined on the basis of specific identification.
PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the three months ended March 31, 2017, no OTTIs were recognized on securities in the Rabbi Trust. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	March 31, 2017	December 31, 2016
	Millions
PSE&G	$44	$43
Power	55	53
Other	122	121
Total Rabbi Trust Available-for-Sale Securities	$221	$217

Note 8. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
As of December 31, 2016, PSEG merged its three qualified defined benefit pension plans (excluding Servco plans) into one plan, thereby also merging all of the pension plans’ assets. As a result, as of March 31, 2017, the total net periodic benefit costs decreased by approximately $12 million, net of amounts capitalized, as compared to the 2017 amounts that would have been recognized had the plans not been merged. This is due to the amortization period for gains and losses for the merged plan resulting in lower amortization than that of the individual plans. No changes were made to the benefit formulas, vesting provisions, or to the employees covered by the plans.
The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, except for Servco.

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$29	$27	$4	$4
Interest Cost	51	50	16	15
Expected Return on Plan Assets	(98)	(98)	(8)	(8)
Amortization of Net
Prior Service Cost (Credit)	(5)	(4)	(3)	(3)
Actuarial Loss	24	39	13	10
Total Benefit Costs	$1	$14	$22	$18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	Millions
PSE&G	$(1)	$7	$14	$11
Power	—	4	7	6
Other	2	3	1	1
Total Benefit Costs	$1	$14	$22	$18

During the three months ended March 31, 2017, PSEG contributed its entire planned contribution for the year 2017 of $14 million into its OPEB plan.
Servco Pension and OPEB
At the direction of LIPA, Servco sponsors benefit plans that cover its current and former employees who meet certain eligibility criteria. Under the OSA, all of these and any future employee benefit costs are to be funded by LIPA. See Note 4. Variable Interest Entity. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco plans to contribute $35 million into its pension plan trusts during 2017. Servco’s pension-related revenues and costs were $9 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. The OPEB-related revenues earned and costs incurred for the three months ended March 31, 2017 were $1 million and were immaterial for the three months ended March 31, 2016.

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
(UNAUDITED)

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
The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of March 31, 2017 and December 31, 2016.

	As of	As of
	March 31, 2017	December 31, 2016
	Millions
Face Value of Outstanding Guarantees	$1,886	$1,806
Exposure under Current Guarantees	$151	$139

Letters of Credit Margin Posted	$183	$157
Letters of Credit Margin Received	$104	$99

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(1)	$(1)
Net Broker Balance Deposited (Received)	$61	$57

Additional Amounts Posted:
Other Letters of Credit	$69	$51

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
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power’s various other non-energy contractual and environmental obligations. See preceding table. PSEG also issued a $106 million guarantee to support Power’s payment obligations related to its equity interest in the PennEast natural gas pipeline and a $21 million guarantee to support Power’s payment obligations related to construction of a 755 MW gas-fired combined cycle generating station in Maryland. As previously announced, Power is currently in the process of selling its minority equity interest in PennEast and upon disposition, PSEG’s $106 million guarantee would terminate. In the event that PSEG were to be downgraded to below investment grade and failed to meet minimum net worth requirements, these guarantees would each have to be replaced by a letter of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The CPG, which consisted of 52 members as of March 31, 2017, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost of the RI/FS is approximately $190 million, which the CPG continues to incur. Of the estimated $190 million, as of March 31, 2017, the CPG had spent approximately $160 million, of which PSEG’s total share was approximately $11 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Based upon the estimated cost of the ROD Remedy, PSEG’s estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. As of March 31, 2017, these accruals bring the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power.
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
In June 2016, Tierra and Maxus, successors to Diamond Shamrock, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Maxus and Tierra are subsidiaries of YPF Holdings, Inc. (YPF Holdings). YPF Holdings is a wholly owned subsidiary of YPF S.A. (YPF), a company controlled by the Argentinian government. Neither YPF Holdings nor YPF is a party to the bankruptcy proceedings. However, Tierra and Maxus have filed a plan of liquidation that may allow the parties to assert one or more causes of action to hold YPF responsible for certain amounts owed by Tierra and Maxus. PSEG cannot currently determine the impact, if any, that the bankruptcy of Tierra and Maxus or any related proceeding might have on its allocable share or total liability for the Passaic River matter, and therefore, PSEG, through the CPG and independently, will continue to monitor the bankruptcy proceedings to identify any potential impact on PSEG’s share of the costs.
In March 2017, the EPA sent a letter to 20 PRPs, that are considered by the EPA to have minimal responsibility for the Passaic River’s contamination, offering “cash-out” settlements in return for payments by each PRP of $280,600. The PRPs that settle will be released from their CERCLA remediation liability for the lower 8.3 miles of the lower Passaic River. It is unclear how the EPA made that determination or how many PRPs will accept the proposal. The settlement is subject to a 30 day public comment period that has not yet commenced. The impact of this settlement on PSEG’s responsibility for the remediation of the lower 8.3 miles is not material.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $386 million and $443 million through 2021, including its $46 million share for the Passaic River as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $386 million as of March 31, 2017. Of this amount, $74 million was recorded in Other Current Liabilities and $312 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $386 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding whether sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at BH3. To address compliance with the EPA’s Clean Water Act Section 316(b) final rule, the current proposal under consideration is that, if a final permit is issued, Power would continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the previously estimated useful life ending in 2025. Based on current discussions with the CTDEEP, if the proposal is accepted, a final permit could be issued in 2017. See Note 3. Early Plant Retirements.
Separately, Power has also negotiated a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut and local community organizations. That CEBA provides that Power would retire BH3 early if all its precedent conditions occur, which include receipt of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. The receipt of permits to allow construction and operation of the new facility could occur in 2017. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, Power may seek to operate BH3 through the previously estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. The Connecticut Siting Council issued an order to approve siting BH5. All major environmental permits have been obtained. Operations are expected to begin in mid-2019.
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
Jersey City, New Jersey Subsurface Feeder Cable Matter
In early October 2016, a discharge of dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the NJDEP. The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP has declared an emergency and an emergency response action has been undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order; and to restore the property. The regulatory agencies overseeing the emergency response, including the U.S. Coast Guard, the NJDEP and the Army Corps of Engineers, have issued multiple notices, orders and directives to the various parties related to this matter. The investigation and response actions related to the fluid discharge are ongoing. The investigation of the discharge and its potential cause is in the preliminary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

stages, making it difficult to determine the timing and potential costs to resolve this matter, as well as responsibility for such costs between PSE&G, Con Edison and NADC. Based on currently available information and the potential scope of the necessary repair and remediation work, the costs will likely be material. In addition, the timeline for completing the repairs has been extended due to the presence of debris within PSE&G’s easement. In November 2016, PSE&G filed an action in New Jersey Federal Court seeking an order requiring NADC to remove its debris from PSE&G’s easement so that PSE&G and Con Edison may comply with NJDEP and U.S. Coast Guard directives and complete the necessary repairs. NADC subsequently informed PSE&G that it would comply with the U.S. Coast Guard’s order and undertake debris removal activities so that PSE&G and Con Edison can complete the necessary repairs. NADC’s debris removal activities are ongoing.
Steam Electric Effluent Guidelines
In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges and that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule. Power is unable to predict if this rule will have a material impact on its future capital requirements, financial condition and results of operations.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and is acting promptly to issue an administrative stay of the compliance dates in the rule that have not yet passed pending judicial review. The deadlines that are expected to be stayed include the BAT limitations and pretreatment standards for each of the following waste streams:  fly ash transport water, bottom ash transport water, flue gas desulfurization wastewater, flue gas mercury control wastewater, and gasification wastewater. Power is unable to determine how this will ultimately impact compliance requirements or the financial impact it may have on the company.
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
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2016 is $276.83 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2016 of $335.33 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2014	2015	2016	2017
36-Month Terms Ending	May 2017	May 2018	May 2019	May 2020	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per MWh	$97.39	$99.54	$96.38	$90.78

(A)	Prices set in the 2017 BGS auction year will become effective on June 1, 2017 when the 2014 BGS auction agreements expire.
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
Power has various multi-year contracts for natural gas and firm pipeline transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess pipeline capacity available beyond the needs of PSE&G’s customers, Power can use the gas to make third-party sales and if excess volume remains after the third-party sales, supply its fossil generating stations in New Jersey.
Power also has various long-term fuel purchase commitments for coal through 2019 to support its fossil generation stations.
As of March 31, 2017, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2021
Millions
Nuclear Fuel
Uranium	$301
Enrichment	$359
Fabrication	$192
Natural Gas	$1,101
Coal	$181

Regulatory Proceedings
FERC Compliance
PJM Bidding Matter
In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. Upon discovery of the errors, PSEG retained outside counsel to assist

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in the conduct of an investigation into the matter and self-reported the errors. As the internal investigation proceeded, additional pricing errors in the bids were identified. It was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. PSEG informed FERC, PJM and the PJM Independent Market Monitor (IMM) of these additional issues, corrected the identified errors, and modified the bid quantities for Power’s peaking units. Power has implemented procedures to mitigate the risk of similar issues occurring in the future. During the three months ended March 31, 2014, based upon its best estimate available at the time, Power recorded a pre-tax charge to income in the amount of $25 million related to this matter.
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into these matters. While considerable uncertainty remains as to the final resolution of these matters, based upon recent developments in the investigation, Power believes the disgorgement and interest costs related to the cost-based bidding matter may range between approximately $35 million and $135 million, depending on the legal interpretation of the principles under the PJM Tariff, plus penalties. Since no point within this range is more likely than any other, Power has accrued the low end of this range of $35 million by recording an additional pre-tax charge to income of $10 million during the three months ended March 31, 2017. Power is unable to reasonably estimate the range of possible loss, if any, for the quantity of energy offered matter or the penalties that FERC would impose relating to either the cost-based bidding or quantity of energy matter. However, any of these amounts could be individually material to PSEG and Power.
Power continues to believe that it has legal defenses that it may assert in a judicial challenge, including the legal defense that its cost-based bidding in a substantial majority of the hours was below the allowed rate under the Tariff and therefore any errors in those hours did not violate the Tariff or were immaterial. Furthermore, it is unclear whether the quantity of energy offered violated any legal requirement. As a result, PSEG and Power cannot predict the final outcome of these matters.
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

Note 10. Debt and Credit Facilities

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
In March 2017, PSEG, Power and PSE&G amended their credit agreements, extending the expiration dates to March 2022. Concurrently, PSEG increased its existing $1 billion in credit facilities to $1.5 billion, Power decreased its existing $2.6 billion in credit facilities to $2.1 billion, which includes two new 3-year $100 million letter of credit facilities that expire in March 2020.
The commitments under the $4.2 billion credit facilities are provided by a diverse bank group. As of March 31, 2017, the total available credit capacity was $3.6 billion.
As of March 31, 2017, no single institution represented more than 8% of the total commitments in the credit facilities.
As of March 31, 2017, the total credit capacity was in excess of its anticipated maximum liquidity requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each of the credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. The total credit facilities and available liquidity as of March 31, 2017 were as follows:

	As of March 31, 2017
Company/Facility	Total Facility	Usage	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facilities (A)	$1,500	$332	$1,168	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSEG	$1,500	$332	$1,168
PSE&G
5-year Credit Facility (A)	$600	$14	$586	Mar 2022	Commercial Paper Support/Funding/Letters of Credit
Total PSE&G	$600	$14	$586
Power
3-year LC Facilities	$200	$137	$63	Mar 2020	Letters of Credit
5-year Credit Facilities	1,900	98	1,802	Mar 2022	Funding/Letters of Credit
Total Power	$2,100	$235	$1,865
Total	$4,200	$581	$3,619

(A)The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective Commercial Paper Programs, under which as of March 31, 2017, PSEG had $315 million outstanding at a weighted average interest rate of 1.25%. As of March 31, 2017, PSE&G had no amounts outstanding under its Commercial Paper Program.

Note 11. Financial Risk Management Activities

Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchases and normal sales (NPNS), cash flow hedge and fair value hedge accounting. PSEG, Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow or fair value hedges. Power and PSE&G enter into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by changes in the fair value of the underlying forecasted interest payments of the debt. There were no outstanding interest rate swaps as of March 31, 2017 or December 31, 2016. The fair value hedges reduced interest expense by $2 million for the three months ended March 31, 2016.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2017 and December 31, 2016, PSEG had interest rate hedges outstanding totaling $500 million. These hedges convert PSEG’s $500 million variable rate term loan due November 2017 into a fixed rate loan. As of March 31, 2017 and December 31, 2016, the fair value of these hedges was $2 million and $1 million, respectively. There was no ineffectiveness as of March 31, 2017 and December 31, 2016.
The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was $2 million as of March 31, 2017 and December 31, 2016. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months is $1 million.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions are offset on the Condensed Consolidated Balance Sheets of Power and PSEG.
The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of March 31, 2017
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$525	$(414)	$111	$1	$2	$114
Noncurrent Assets	264	(171)	93	—	—	93
Total Mark-to-Market Derivative Assets	$789	$(585)	$204	$1	$2	$207
Derivative Contracts
Current Liabilities	$(425)	$418	$(7)	$—	$—	$(7)
Noncurrent Liabilities	(168)	167	(1)	—	—	(1)
Total Mark-to-Market Derivative (Liabilities)	$(593)	$585	$(8)	$—	$—	$(8)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$196	$—	$196	$1	$2	$199

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2016
	Power (A)			PSE&G (A)	PSEG (A)	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$435	$(273)	$162	$—	$1	$163
Noncurrent Assets	122	(98)	24	—	—	24
Total Mark-to-Market Derivative Assets	$557	$(371)	$186	$—	$1	$187
Derivative Contracts
Current Liabilities	$(285)	$277	$(8)	$(5)	$—	$(13)
Noncurrent Liabilities	(98)	95	(3)	—	—	(3)
Total Mark-to-Market Derivative (Liabilities)	$(383)	$372	$(11)	$(5)	$—	$(16)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$174	$1	$175	$(5)	$1	$171

(A)
Substantially all of Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2017 and December 31, 2016. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of March 31, 2017 net cash collateral (received) paid was netted against the corresponding net derivative contract positions with $(4) million of cash collateral netted against noncurrent assets, and $4 million netted against current liabilities. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million as of December 31, 2016, $(3) million was netted against noncurrent assets and $4 million was netted against current liabilities.

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
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized) was $13 million and $19 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, Power had the contractual right of offset of $7 million and $9 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $6 million and $10 million as of March 31, 2017 and December 31, 2016, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2017 and 2016.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2017	2016		2017	2016
	Millions			Millions
PSEG
Interest Rate Swaps	—	3	Interest Expense	—	—
Total PSEG	$—	$3		$—	$—

There were no pre-tax gain (loss) recognized in income on derivatives (ineffective portion) as of March 31, 2017 and 2016.
The following reconciles the AOCI for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2015	$—	$—
Gain Recognized in AOCI	3	2
Less: Gain Reclassified into Income	—	—
Balance as of December 31, 2016	$3	$2
Gain Recognized in AOCI	—	—
Less: Gain Reclassified into Income	—	—
Balance as of March 31, 2017	$3	$2

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS for the three months ended March 31, 2017 and 2016. Power’s derivative contracts reflected in this table include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel. The table does not include contracts for which Power has designated as NPNS, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2017	2016
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$83	$216
Energy-Related Contracts	Energy Costs	(5)	2
Total PSEG and Power		$78	$218

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2017 and December 31, 2016.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of March 31, 2017
Natural Gas	Dekatherm (Dth)	357	—	355	2
Electricity	MWh	346	—	346	—
Financial Transmission Rights (FTRs)	MWh	5	—	5	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—
As of December 31, 2016
Natural Gas	Dth	357	—	348	9
Electricity	MWh	323	—	323	—
FTRs	MWh	9	—	9	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—

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
As of March 31, 2017, 98% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives, NPNS and non-derivatives).
The following table provides information on Power’s credit risk from others, net of collateral, as of March 31, 2017. It further delineates that exposure by the credit rating of the counterparties, which is determined by the lowest rating from S&P, Moody’s or an internal scoring model. In addition, it provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade	$433	$94	$339	1	$202	(A)
Non-Investment Grade	9	1	8	—	—
Total	$442	$95	$347	1	$202

(A)	Represents net exposure of $202 million with PSE&G.
As of March 31, 2017, collateral held from counterparties where Power had credit exposure included $1 million in cash collateral and $94 million in letters of credit.
As of March 31, 2017, Power had 159 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of March 31, 2017, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s BGS suppliers’ credit exposure is calculated each business day. As of March 31, 2017, PSE&G had no net credit exposure with suppliers, including Power.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2017, these consisted primarily of certain electric load contracts and gas contracts.
Certain derivative transactions may transfer from Level 2 to Level 3 if inputs become unobservable and internal modeling techniques are employed to determine fair value. Conversely, measurements may transfer from Level 3 to Level 2 if the inputs become observable.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2017
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$125	$—	$125	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$205	$(585)	$11	$774	$5
Interest Rate Swaps (C)	$2	$—	$—	$2	$—
NDT Fund (D)
Equity Securities	$1,007	$—	$1,005	$2	$—
Debt Securities—US Treasury	$223	$—	$—	$223	$—
Debt Securities—Govt Other	$294	$—	$—	$294	$—
Debt Securities—Corporate	$343	$—	$—	$343	$—
Other Securities	$46	$—	$46	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—US Treasury	$36	$—	$—	$36	$—
Debt Securities—Govt Other	$62	$—	$—	$62	$—
Debt Securities—Corporate	$99	$—	$—	$99	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(8)	$585	$(6)	$(585)	$(2)
Interest Rate Swaps (C)	$—	$—	$—	$—	$—
PSE&G
Assets:
Cash Equivalents (A)	$125	$—	$125	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$1	$—	$—	$—	$1
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$7	$—	$—	$7	$—
Debt Securities—Govt Other	$12	$—	$—	$12	$—
Debt Securities—Corporate	$20	$—	$—	$20	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$—	$—	$—	$—	$—
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$204	$(585)	$11	$774	$4
NDT Fund (D)
Equity Securities	$1,007	$—	$1,005	$2	$—
Debt Securities—US Treasury	$223	$—	$—	$223	$—
Debt Securities—Govt Other	$294	$—	$—	$294	$—
Debt Securities—Corporate	$343	$—	$—	$343	$—
Other Securities	$46	$—	$46	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—US Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$15	$—	$—	$15	$—
Debt Securities—Corporate	$25	$—	$—	$25	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(8)	$585	$(6)	$(585)	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
Interest Rate Swaps (C)	$1	$—	$—	$1	$—
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—US Treasury	$37	$—	$—	$37	$—
Debt Securities—Govt Other	$66	$—	$—	$66	$—
Debt Securities—Corporate	$91	$—	$—	$91	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(16)	$372	$(18)	$(364)	$(6)
PSE&G
Assets:
Cash Equivalents (A)	$365	$—	$365	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$7	$—	$—	$7	$—
Debt Securities—Govt Other	$13	$—	$—	$13	$—
Debt Securities—Corporate	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(5)	$—	$—	$—	$(5)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$186	$(371)	$17	$533	$7
NDT Fund (D)
Equity Securities	$957	$—	$954	$3	$—
Debt Securities—US Treasury	$227	$—	$—	$227	$—
Debt Securities—Govt Other	$293	$—	$—	$293	$—
Debt Securities—Corporate	$337	$—	$—	$337	$—
Other Securities	$44	$—	$44	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—US Treasury	$9	$—	$—	$9	$—
Debt Securities—Govt Other	$16	$—	$—	$16	$—
Debt Securities—Corporate	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$372	$(18)	$(364)	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	Represents money market mutual funds.

(B)
Level 1— During 2016 a net fair value of $1 million relating to energy-related contracts was transferred from Level 2 into Level 1. These contracts represent natural gas futures contracts executed on NYMEX, and are being valued solely on settled pricing inputs which come directly from the exchange.

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using settled prices from an exchange, such as NYMEX, ICE and Nodal Exchange, or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.
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

(D)
The fair value measurement tables exclude an immaterial amount of cash as of March 31, 2017 and $1 million as of December 31, 2016, which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in a Russell 3000 index fund and various fixed income securities classified as “available for sale” as of March 31, 2017. The Rabbi Trust maintained investments in a S&P 500 index fund and various securities classified as “available for sale” as of December 31, 2016. These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

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
Level 2—NDT and Rabbi Trust fixed income securities include investment grade corporate bonds, collateralized mortgage obligations, asset backed securities and certain government and US Treasury obligations or Federal Agency asset-backed securities and municipal bonds with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The preferred stocks are not actively traded on a daily basis and therefore, are also priced using an evaluated pricing methodology. Certain short-term investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield.

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of March 31, 2017, $(4) million of cash collateral was netted against assets, and $4 million was netted against liabilities. As of December 31, 2016, net cash collateral (received) paid of $1 million was netted against the corresponding net derivative contract positions. Of the $1 million of cash collateral as of December 31, 2016, $(3) million was netted against assets, and $4 million was netted against liabilities.

Additional Information Regarding Level 3 Measurements
For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations for contracts with tenors that extend into periods with no observable pricing. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 because the model inputs generally are not observable. PSEG’s Risk Management Committee approves risk management policies and objectives for risk assessment, control and valuation, counterparty credit approval and the monitoring and reporting of risk exposures. The Risk Management Committee reports to the Corporate Governance and Audit Committees of the PSEG Board of Directors on the scope of the risk management activities and is responsible for approving all valuation procedures at PSEG. Forward price curves for the power market utilized by Power to manage the portfolio are maintained and reviewed by PSEG’s Enterprise Risk Management market pricing group and used for financial reporting purposes. PSEG considers credit and nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements.
For PSE&G, the natural gas supply contract is measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of March 31, 2017 and December 31, 2016.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	March 31, 2017		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contract	$1	$—	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$1	$—
Power
Electricity	Electric Load Contracts	$4	$(2)	Discounted Cash flow	Historic Load Variability	0% to +10%
Gas (A)	Other	—	—
Total Power		$4	$(2)
Total PSEG		$5	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contract	$—	$(5)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(5)
Power
Electricity	Electric Load Contracts	$7	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Gas (A)	Other	—	—
Total Power		$7	$(1)
Total PSEG		$7	$(6)

(A) Includes gas positions which were immaterial as of March 31, 2017 and December 31, 2016.
Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For gas supply contracts where PSE&G is a seller, an increase in gas transportation cost would increase the fair value. For energy-related contracts in cases where Power is a seller, an increase in the load variability would decrease the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2017 and March 31, 2016, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2017

	Three Months Ended March 31, 2017
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2017	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of March 31, 2017
	Millions
PSEG
Net Derivative Assets (Liabilities)	$1	$19	$6	$—	$(22)	$(1)	$3
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$—	$6	$—	$—	$—	$1
Power
Net Derivative Assets (Liabilities)	$6	$19	$—	$—	$(22)	$(1)	$2

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

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $19 million and $15 million in Operating Income for the three months ended March 31, 2017 and 2016, respectively. Of the $19 million in Operating Income, $3 million is unrealized. The $15 million in Operating Income is realized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $(22) million and $(15) million in settlements for the three months ended March 31, 2017 and 2016, respectively.

(D)	During the three months ended March 31, 2017, $(1) million of net derivatives assets/liabilities were transferred from Level 2 to Level 3. There were no transfers in to or out of Level 3 during 2016.
As of March 31, 2017, PSEG carried $2.5 billion of net assets that are measured at fair value on a recurring basis, of which $3 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2016, PSEG carried $2.8 billion of net assets that are measured at fair value on a recurring basis, of which $21 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2017 and December 31, 2016.

	As of		As of
	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$1,196	$1,184	$1,195	$1,185
PSE&G (B)	7,819	8,349	7,818	8,240
Power - Recourse Debt (B)	2,383	2,611	2,382	2,578
Total Long-Term Debt	$11,398	$12,144	$11,395	$12,003

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

Note 13. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2017
NDT Fund Gains, Interest, Dividend and Other Income	$—	$31	$—	$31
Allowance for Funds Used During Construction	14	—	—	14
Rabbi Trust Realized Gains, Interest and Dividends	3	4	9	16
Solar Loan Interest	5	—	—	5
Other	3	3	—	6
Total Other Income	$25	$38	$9	$72
Three Months Ended March 31, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$25	$—	$25
Allowance for Funds Used During Construction	11	—	—	11
Solar Loan Interest	6	—	—	6
Other	3	1	2	6
Total Other Income	$20	$26	$2	$48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2017
NDT Fund Realized Losses and Expenses	$—	$7	$—	$7
Other	1	—	3	4
Total Other Deductions	$1	$7	$3	$11
Three Months Ended March 31, 2016
NDT Fund Realized Losses and Expenses	$—	$18	$—	$18
Other	1	—	2	3
Total Other Deductions	$1	$18	$2	$21

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

Note 14. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
PSEG	20.3%	37.5%
PSE&G	36.4%	36.6%
Power	40.6%	40.2%

For the three months ended March 31, 2017, the overall decrease in PSEG’s effective tax rates as compared to the same period in the prior year as well as to the statutory tax rate of 40.85%, was primarily due to changes in uncertain tax positions and interest on a New Jersey State refund.
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
This provision has generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period. However, these tax benefits will have a negative impact on the rate base of several of PSE&G’s programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$2	$(398)	$133	$(263)
Other Comprehensive Income before Reclassifications	—	—	30	30
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	6	(15)	(9)
Net Current Period Other Comprehensive Income (Loss)	—	6	15	21
Balance as of March 31, 2017	$2	$(392)	$148	$(242)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	2	—	10	12
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	8	6	14
Net Current Period Other Comprehensive Income (Loss)	2	8	16	26
Balance as of March 31, 2016	$2	$(378)	$107	$(269)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2017
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2016	$—	$(340)	$129	$(211)
Other Comprehensive Income before Reclassifications	—	—	28	28
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(9)	(4)
Net Current Period Other Comprehensive Income (Loss)	—	5	19	24
Balance as of March 31, 2017	$—	$(335)	$148	$(187)

Power	Other Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	10	10
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	6	13
Net Current Period Other Comprehensive Income (Loss)	—	7	16	23
Balance as of March 31, 2016	$—	$(320)	$103	$(217)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1
Amortization of Actuarial Loss	O&M Expense	(12)	5	(7)
Total Pension and OPEB Plans		(10)	4	(6)
Available-for-Sale Securities
Realized Gains	Other Income	36	(17)	19
Realized Losses	Other Deductions	(7)	3	(4)
OTTI	OTTI	(1)	1	—
Total Available-for-Sale Securities		28	(13)	15
Total		$18	$(9)	$9

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(1)	$2
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)
Total Pension and OPEB Plans		(14)	6	(8)
Available-for-Sale Securities
Realized Gains	Other Income	16	(8)	8
Realized Losses	Other Deductions	(17)	8	(9)
OTTI	OTTI	(10)	5	(5)
Total Available-for-Sale Securities		(11)	5	(6)
Total		$(25)	$11	$(14)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2017
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$2	$(1)	$1
Amortization of Actuarial Loss	O&M Expense	(11)	5	(6)
Total Pension and OPEB Plans		(9)	4	(5)
Available-for-Sale Securities
Realized Gains	Other Income	25	(13)	12
Realized Losses	Other Deductions	(5)	2	(3)
OTTI	OTTI	(1)	1	—
Total Available-for-Sale Securities		19	(10)	9
Total		$10	$(6)	$4

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	March 31, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)
Total Pension and OPEB Plans		(12)	5	(7)
Available-for-Sale Securities
Realized Gains	Other Income	15	(8)	7
Realized Losses	Other Deductions	(16)	8	(8)
OTTI	OTTI	(10)	5	(5)
Total Available-for-Sale Securities		(11)	5	(6)
Total		$(23)	$10	$(13)

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

	Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$114	$114	$471	$471
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	505	505
Effect of Stock Based Compensation Awards	—	3	—	3
Total Shares	505	508	505	508

EPS
Net Income	$0.23	$0.22	$0.93	$0.93

There were approximately 0.3 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the three months ended March 31, 2017 and 2016.
Dividends

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2017	2016
Per Share	$0.43	$0.41
In Millions	$218	$207

On April 18, 2017, PSEG’s Board of Directors approved a $0.43 per share common stock dividend for the second quarter of 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended March 31, 2017
Operating Revenues	$1,812	$1,284	$83	$(587)	$2,592
Net Income (Loss)	299	(170)	(15)	—	114
Gross Additions to Long-Lived Assets	748	307	7	—	1,062
Three Months Ended March 31, 2016
Operating Revenues	$1,712	$1,313	$122	$(531)	$2,616
Net Income (Loss)	262	192	17	—	471
Gross Additions to Long-Lived Assets	724	333	8	—	1,065
As of March 31, 2017
Total Assets	$26,487	$11,729	$2,249	$(801)	$39,664
Investments in Equity Method Subsidiaries	$—	$103	$—	$—	$103
As of December 31, 2016
Total Assets	$26,288	$12,193	$2,373	$(784)	$40,070
Investments in Equity Method Subsidiaries	$—	$102	$—	$—	$102

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and Power. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between PSE&G and Power, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between PSE&G and Power, see Note 18. Related-Party Transactions.

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2017	2016
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$599	$545
Administrative Billings from Services (B)	65	69
Total Billings from Affiliates	$664	$614

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	March 31, 2017	December 31, 2016
	Millions
Receivables from PSEG (C)	$34	$76
Payable to Power (A)	$175	$193
Payable to Services (B)	43	67
Accounts Payable—Affiliated Companies	$218	$260
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$116	$130

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2017	2016
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$599	$545
Billings from Affiliates:
Administrative Billings from Services (B)	$36	$45

	As of	As of
Related-Party Transactions	March 31, 2017	December 31, 2016
	Millions
Receivables from PSE&G (A)	$175	$193
Receivables from PSEG (C)	—	12
Accounts Receivable—Affiliated Companies	$175	$205
Payable to Services (B)	$10	$25
Payable to PSEG (C)	71	—
Accounts Payable—Affiliated Companies	$81	$25
Short-Term Loan Due (to) from Affiliate (E)	$157	$87
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$78	$77

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Guarantees of Debt
Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2017
Operating Revenues	$—	$1,270	$52	$(38)	$1,284
Operating Expenses	4	1,569	52	(38)	1,587
Operating Income (Loss)	(4)	(299)	—	—	(303)
Equity Earnings (Losses) of Subsidiaries	(161)	(1)	3	162	3
Other Income	25	41	—	(28)	38
Other Deductions	(1)	(6)	—	—	(7)
Other-Than-Temporary Impairments	—	(1)	—	—	(1)
Interest Expense	(30)	(9)	(5)	28	(16)
Income Tax Benefit (Expense)	1	111	4	—	116
Net Income (Loss)	$(170)	$(164)	$2	$162	$(170)
Comprehensive Income (Loss)	$(146)	$(143)	$2	$141	$(146)
Three Months Ended March 31, 2017
Net Cash Provided By (Used In) Operating Activities	$77	$377	$91	$35	$580
Net Cash Provided By (Used In) Investing Activities	$251	$20	$(154)	$(511)	$(394)
Net Cash Provided By (Used In) Financing Activities	$(328)	$(395)	$68	$476	$(179)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2016
Operating Revenues	$—	$1,302	$42	$(31)	$1,313
Operating Expenses	10	952	39	(31)	970
Operating Income (Loss)	(10)	350	3	—	343
Equity Earnings (Losses) of Subsidiaries	205	(1)	2	(204)	2
Other Income	17	32	—	(23)	26
Other Deductions	—	(18)	—	—	(18)
Other-Than-Temporary Impairments	—	(10)	—	—	(10)
Interest Expense	(30)	(10)	(5)	23	(22)
Income Tax Benefit (Expense)	10	(140)	1	—	(129)
Net Income (Loss)	$192	$203	$1	$(204)	$192
Comprehensive Income (Loss)	$215	$219	$1	$(220)	$215
Three Months Ended March 31, 2016
Net Cash Provided By (Used In) Operating Activities	$271	$480	$47	$(135)	$663
Net Cash Provided By (Used In) Investing Activities	$(598)	$(428)	$(246)	$613	$(659)
Net Cash Provided By (Used In) Financing Activities	$326	$(51)	$203	$(478)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of March 31, 2017
Current Assets	$4,244	$1,332	$174	$(4,458)	$1,292
Property, Plant and Equipment, net	56	5,582	2,447	—	8,085
Investment in Subsidiaries	4,104	343	—	(4,447)	—
Noncurrent Assets	175	2,154	129	(106)	2,352
Total Assets	$8,579	$9,411	$2,750	$(9,011)	$11,729
Current Liabilities	$187	$3,436	$1,580	$(4,458)	$745
Noncurrent Liabilities	531	2,171	527	(106)	3,123
Long-Term Debt	2,383	—	—	—	2,383
Member’s Equity	5,478	3,804	643	(4,447)	5,478
Total Liabilities and Member’s Equity	$8,579	$9,411	$2,750	$(9,011)	$11,729
As of December 31, 2016
Current Assets	$4,412	$1,593	$152	$(4,697)	$1,460
Property, Plant and Equipment, net	55	6,145	2,320	—	8,520
Investment in Subsidiaries	4,249	344	—	(4,593)	—
Noncurrent Assets	168	2,016	129	(100)	2,213
Total Assets	$8,884	$10,098	$2,601	$(9,390)	$12,193
Current Liabilities	$171	$3,752	$1,454	$(4,697)	$680
Noncurrent Liabilities	532	2,398	502	(100)	3,332
Long-Term Debt	2,382	—	—	—	2,382
Member’s Equity	5,799	3,948	645	(4,593)	5,799
Total Liabilities and Member’s Equity	$8,884	$10,098	$2,601	$(9,390)	$12,193

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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

PSEG’s other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations and Services Agreement contractual agreement; and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Our business discussion in Part I, Item 1. Business of our 2016 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2016 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2017 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2016 Form 10-K.

EXECUTIVE OVERVIEW OF 2017 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•
improving utility operations through investment in T&D and other infrastructure projects designed to enhance system reliability and resiliency and to meet customer expectations and public policy objectives,

•
maintaining and expanding a reliable generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the three months ended March 31, 2017 and 2016 are presented as follows:

	Three Months Ended
	March 31,
Earnings (Losses)	2017	2016
	Millions
PSE&G	$299	$262
Power (A)	(170)	192
Other (B)	(15)	17
PSEG Net Income	$114	$471

PSEG Net Income Per Share (Diluted)	$0.22	$0.93

(A)
Includes after-tax expenses of $334 million primarily for accelerated depreciation related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants in the three months ended March 31, 2017. See Item 1. Note 3. Early Plant Retirements for additional information.

(B)
Other includes after-tax activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded an after-tax charge of $32 million related to its investments in NRG REMA, LLC’s leveraged leases in the three months ended March 31, 2017. See Item 1. Note 6. Financing Receivables for additional information.

Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended
	March 31,
	2017	2016
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$8	$(5)
Non-Trading MTM Gains (Losses) (C)	$6	$13

(A)
NDT Fund Income (Expense) includes the realized gains and losses, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions, and impairments on certain NDT securities recorded as Other-Than-Temporary Impairments. Interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) is recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset is recorded in Depreciation and Amortization (D&A) Expense.

(B)	Net of tax (expense) benefit of $(9) million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

(C)	Net of tax (expense) benefit of $(4) million and $(10) million for the three months ended March 31, 2017 and 2016, respectively.
Our $357 million decrease in Net Income for the three months ended March 31, 2017 was driven primarily by

•	accelerated depreciation related to the early retirement of our Hudson and Mercer coal/gas generation units at Power (see Item 1. Note 3. Early Plant Retirements),

•	a decrease in energy sales due primarily to lower average realized sales prices, and

•	a charge for estimated losses related to leveraged lease investments (see Item 1. Note 6. Financing Receivables).
These decreases were partially offset by:

•	higher transmission revenues, and

•	increased gas distribution revenues.

During the first three months of 2017, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results, which when combined with the cash flow generated by Power, our merchant generator and power marketer, has allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, we continue to invest in transmission projects that focus on reliability improvements and replacement of aging infrastructure. We also continue to make investments to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014 and to seek recovery on such investments. We also continue to modernize PSE&G’s gas distribution systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. As a result of our Energy Strong Order from the BPU, we will be required to file a distribution base rate case proceeding by no later than November 1, 2017. We cannot predict the impact such proceeding will have on our distribution business.
Although the weather in the first quarter of 2017 was warmer than normal, Power’s results saw a continuing benefit from access to natural gas supplies through existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third-party sales and if excess volume remains after the third-party sales, supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units. Power’s hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business. More than half of Power’s expected gross margin in 2017 relates to our hedging strategy, our expected revenues from the capacity market mechanisms and certain ancillary service payments such as reactive power.
Our investments in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to contribute to the overall efficiency of operations.
Since 2013, several nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, or have announced as being at risk for early retirement. This situation is generally due to low natural gas prices, and the related decline in market prices of energy, resulting from the growth of shale gas production since 2007, the continuing cost of regulatory compliance and enhanced security for nuclear facilities and both federal and state-level policies that provide financial incentives to renewable energy such as wind and solar, but generally do not apply to nuclear generating stations. These trends have significantly reduced the revenues of nuclear generating stations while limiting their ability to reduce the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating less diversity of the generation fleet and greater reliance on natural gas pipelines for fuel delivery.
If trends noted above continue or worsen, our nuclear generating units could cease being economically competitive which may cause us to retire such units prior to the end of their useful lives. The costs associated with any such retirement, which may include, among other things, accelerated D&A or impairment charges, accelerated asset retirement costs, severance costs, environmental remediation costs, and additional funding of nuclear decommissioning trust funds will likely have a material adverse impact on future financial results. We continue to advocate for sound policies that recognize nuclear power as a source of reliable and clean energy and an important part of a diverse and reliable energy portfolio. See Item 1. Note 3. Early Plant Retirements for additional information.
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

Transmission
In April 2017, the PJM Board announced that it would be lifting the previously disclosed suspension of the Artificial Island transmission project and approved the award to PSE&G of the construction of necessary upgrade work in Hope Creek at a cost of approximately $130 million.
There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by ratepayers in New Jersey. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to an adjustment, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
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
Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. The CP product is expected to be implemented fully for the 2020-2021 Delivery Year. Subsequent to its implementation, FERC approved changes to the CP construct that will enhance the participation of intermittent and demand response resources (“seasonal resources”). However, two complaints remain pending that ask FERC to investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We do not expect action on the complaints before the upcoming 2020/2021 base residual auction in May 2017.
As a result of the efforts of certain entities in PJM to obtain financial support arrangements from their state commissions, a group of suppliers requested that FERC direct PJM to expand the currently effective “minimum offer price rule” to apply to certain existing units seeking subsidies. The suppliers’ request was intended to avoid a scenario where the subsidized generators would submit bids into the PJM capacity market that did not reflect their actual costs of operation and could artificially suppress capacity market prices. We are currently awaiting FERC action on the suppliers’ request and cannot predict the outcome of the proceeding.
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
In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards, which establish emissions standards for CO2 for certain new fossil power plants, and the Clean Power Plan, a greenhouse gas emissions regulation under the Clean Air Act for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. Upon completion of the review, the EPA is expected to suspend, revise or rescind the rules as appropriate.
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
For further information regarding the matters described above as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 9. Commitments and Contingent Liabilities.

FERC Compliance
Since September 2014, FERC Staff has been conducting a preliminary non-public investigation regarding errors in the calculation of certain components of Power’s cost-based bids for its New Jersey fossil generating units in the PJM energy market and the quantity of energy that Power offered into the energy market for its fossil peaking units compared to the amounts for which Power was compensated in the capacity market for those units. While considerable uncertainty remains as to the final resolution of these matters, based upon recent developments in the investigation, Power believes the disgorgement and interest costs related to the cost-based bidding matter may range between approximately $35 million and $135 million, depending on the legal interpretation of the principles under the PJM Tariff, plus penalties. Since no point within this range is more likely than any other, Power has accrued the low end of this range of $35 million by recording an additional pre-tax charge to income of $10 million during the three months ended March 31, 2017. PSEG is unable to reasonably estimate the range of possible loss, if any, for the quantity of energy offered matter or the penalties that FERC would impose relating to either the cost-based bidding or quantity of energy matter. However, any of these amounts could be individually material to PSEG and Power. We cannot predict the final outcome of these matters. For additional information, see Note 9. Commitments and Contingent Liabilities.
Early Retirement of Hudson and Mercer Units
In October 2016, Power determined it will cease generation operations of the existing coal/gas units at the Hudson and Mercer generating stations on June 1, 2017. The exact timing of the early retirement of these units may be impacted by operational and other conditions that could subsequently arise. The decision to retire the Hudson and Mercer units had a material effect on PSEG’s and Power’s results of operations in 2016 and continues to adversely impact their results of operations in 2017. During the first three months of 2017, Power recognized incremental D&A of $558 million ($574 million in total) and expects to recognize an additional incremental $379 million ($389 million in total) in 2017 due to the significant shortening of the expected economic useful lives of Hudson and Mercer. During the first quarter of 2017, Energy Costs of $7 million for coal inventory adjustments was also incurred and other costs may be incurred during the remaining period in 2017 prior to retirement. See Item 1. Note 3. Early Plant Retirements for additional information.
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
In addition, PSEG and Power continue to monitor their other coal assets, including the Keystone and Conemaugh generating stations, to assess their economic viability through the end of their designated useful lives and their continued classification as held for use. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact their ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors, among other things. Any early retirement or change in the classification as held for use of our remaining coal units may have a material adverse impact on PSEG’s and Power’s future financial results.
Leveraged Lease Portfolio
GenOn Energy, Inc. (GenOn), the parent company of NRG REMA LLC, (REMA), reported in August 2016 that it did not expect to have sufficient liquidity to repay their senior unsecured notes due in June 2017. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its portfolio and improve its liquidity and the possible related impact on REMA.
During the first quarter of 2017, due to continuing liquidity issues facing REMA, economic challenges facing coal generation in PJM, and based upon an ongoing review of available alternatives as well as certain recent discussions with REMA management, Energy Holdings recorded an additional $55 million pre-tax charge for its current best estimate of loss relating to its investments in the REMA leases, which was reflected in Operating Revenues. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged leases. For additional information, see Item 1. Note 6. Financing Receivables. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
Additional facilities in our leveraged lease portfolio include the Joliet and Shawville generating facilities, which were converted to use natural gas, and Powerton, a coal facility. However, these units may have higher operating costs and fuel consumption as well as longer start-up times compared to newer combined cycle gas units. As a result, these facilities may not be as economically competitive as newer combined cycle gas units and could continue to be adversely impacted by the same economic conditions experienced by other coal generation facilities, which could require Energy Holdings to write down the residual value of the leveraged leases associated with these facilities.

Salem
Concurrently with the planned refueling outage at the Salem 2 unit that is scheduled for the second quarter of 2017, we intend to inspect and replace degraded baffle bolts as part of our multi-year project to replace baffle bolts at the Salem station. As a result, we expect the duration of this outage to be modestly longer than our typical refueling outage, which will reduce production and lower the nuclear capacity factor for the second quarter of 2017 as compared to the first quarter of 2017.

Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. For the first three months of 2017, our

•	our utility continued top decile performance in electric reliability,

•	total nuclear fleet achieved an average capacity factor of 100%,

•	diverse fuel mix and dispatch flexibility allowed us to generate approximately 13 terawatt hours while addressing fuel availability and price volatility, and

•	combined cycle fleet produced three terawatt hours at an equivalent availability factor of 94%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first three months of 2017 as we

•	maintained sufficient liquidity,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2017 to $1.72 per share.
We expect to be able to fund our planned capital requirements without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first three months of 2017, we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our GSMP, Energy Strong and other existing BPU-approved utility programs, and

•	continued construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and began construction of BH5 for targeted commercial operations in mid-2019.
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

•	effectively manage construction and start-up of our Keys Energy Center (Keys) , Sewaren 7, (BH5) and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
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

•	fair and timely rate relief from the BPU and FERC for recovery of costs and return on investments, including with respect to our distribution base rate case proceeding to be filed in 2017,

•	the potential for comprehensive tax reform, particularly in light of public statements by the current U.S. administration and key members of Congress,

•
uncertainty in the national and regional economic performance, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

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

In 2016, Power announced its intention to develop a retail platform to sell physical electricity and natural gas, which we believe would begin to complement our existing wholesale marketing business. Power was granted licenses in 2016 to sell both electricity and gas in the states of New Jersey and Pennsylvania.
There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 18. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2017	2016	2017 vs. 2016
	Millions		Millions	%
Operating Revenues	$2,592	$2,616	$(24)	(1)
Energy Costs	874	836	38	5
Operation and Maintenance	712	729	(17)	(2)
Depreciation and Amortization	828	224	604	270
Income from Equity Method Investments	3	2	1	50
Other Income (Deductions)	61	27	34	126
Other-Than-Temporary Impairments	1	10	(9)	(90)
Interest Expense	98	92	6	7
Income Tax Expense	29	283	(254)	(90)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2017	2016	2017 vs. 2016
	Millions		Millions	%
Operating Revenues	$1,812	$1,712	$100	6
Energy Costs	753	729	24	3
Operation and Maintenance	367	382	(15)	(4)
Depreciation and Amortization	171	139	32	23
Other Income (Deductions)	24	19	5	26
Interest Expense	75	68	7	10
Income Tax Expense	171	151	20	13

Three Months Ended March 31, 2017 as Compared to 2016
Operating Revenues increased $100 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $58 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $37 million higher due to higher revenue requirements calculated through our transmission formula rate, primarily to recover required investments.

•
Gas distribution revenues increased $24 million due to an $11 million increase due to the inclusion of Energy Strong in base rates, a $5 million increase due to the Gas System Modernization Program, $4 million of higher delivery volumes, higher Green Program Recovery Charges (GPRC) of $2 million and $2 million in higher Weather Normalization Clause revenue.

•
Electric distribution revenues decreased $3 million due to lower GPRC of $3 million and a $2 million decrease due to lower sales volumes, partially offset by a $2 million increase due to the inclusion of Energy Strong in base rates.

Commodity Revenue increased $24 million as a result of higher Gas revenues partially offset by lower Electric revenues. The changes in Commodity revenue for both gas and electric are entirely offset by the changes in Energy Costs. PSE&G earns no margin on the provision of basic gas supply service (BGSS) and BGS to retail customers.

•	Gas commodity revenues increased $74 million due primarily to higher BGSS sales prices.

•
Electric commodity revenues decreased $50 million due primarily to $23 million of lower revenues from collections of Non-Utility Generation Charges (NGC), a $17 million decrease in BGS revenues due to lower sales prices and volumes and a decrease of $10 million due to lower volumes of Non-Utility Generation (NUG) energy sold.

Clause Revenues increased $19 million due primarily to the 2016 return to customers of $15 million of overcollections of Securitization Transition Charges (STC), and higher Societal Benefit Charges (SBC) of $2 million in 2017. The changes in the STC and SBC amounts are entirely offset by decreases in the amortization of Regulatory Assets and Regulatory Liabilities and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC or SBC collections.
Operating Expenses
Energy Costs increased $24 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $15 million, of which the most significant components were

•	a $6 million decrease in appliance service costs,

•	a $4 million decrease in distribution corrective and preventative maintenance,

•	a $2 million decrease in pension and OPEB costs, net of capitalized amounts and

•	a $3 million net decrease in operational expenses.
Depreciation and Amortization increased $32 million due primarily to an increase of $17 million in amortization of Regulatory Assets and a $14 million increase in depreciation due to additional plant in service.
Other Income and (Deductions) increased $5 million due primarily to an increase of $3 million in Allowance for Funds Used During Construction and a $3 million increase in realized gains on Rabbi Trust investments.
Interest Expense increased $7 million due primarily to net debt issuances in 2016.
Income Tax Expense increased $20 million due primarily to higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2017	2016	2017 vs. 2016
	Millions		Millions	%
Operating Revenues	$1,284	$1,313	$(29)	(2)
Energy Costs	707	638	69	11
Operation and Maintenance	230	253	(23)	(9)
Depreciation and Amortization	650	79	571	N/A
Income from Equity Method Investments	3	2	1	50
Other Income (Deductions)	31	8	23	N/A
Other-Than-Temporary Impairments	1	10	(9)	(90)
Interest Expense	16	22	(6)	(27)
Income Tax Expense (Benefit)	(116)	129	(245)	N/A

Three Months Ended March 31, 2017 as Compared to 2016
Operating Revenues decreased $29 million due to changes in generation and gas supply revenues.

Generation Revenues decreased $124 million due primarily to

•	a net decrease of $95 million in energy sales in the PJM and New England (NE) regions due primarily to lower average realized prices, and

•
a net decrease of $24 million due to MTM losses in 2017 as compared to MTM gains in 2016. Of this amount, $131 million was due to changes in forward power prices. The decrease was offset by an increase of $107 million due to losses on positions reclassified to realized upon settlement this year as compared to gains last year, and

•	a charge of $10 million due to an increase in the FERC accrual related to the PJM bidding matter, see Note 9. Commitments and Contingent Liabilities,

•	partially offset by a net increase of $10 million due primarily to higher volumes of electricity sold under wholesale load contracts in the NE region partially offset by lower average prices.

Gas Supply Revenues increased $95 million due primarily to

•	an increase of $46 million in sales under the BGSS contract due primarily to higher average sales prices coupled with an increase in sales volumes due to periods of colder weather in March,

•	an increase of $41 million related to sales to third parties due to higher average sales prices, and

•
a net increase of $8 million due to higher MTM gains in 2017 as compared to 2016, primarily due to losses on positions reclassified to realized upon settlement this year as compared to gains last year.

Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $69 million due to
Generation costs decreased $1 million due primarily to

•	a net decrease of $26 million primarily due to lower congestion costs in PJM due to lower congestion rates and volumes,

•
partially offset by higher fuel costs of $14 million reflecting higher average realized prices for natural gas coupled with the utilization of higher volumes of coal, partially offset by the utilization of lower volumes of gas and oil,

•	an increase of $8 million in energy purchase volumes in the NE region to serve load obligations, and

•	a $7 million charge associated primarily with a lower of cost or market coal inventory adjustment at Mercer.
Gas costs increased $70 million due mainly to

•	an increase of $39 million related to sales to third parties due to higher average gas costs, and

•	an increase of $31 million related to sales under the BGSS contract due primarily to higher average gas costs and an increase in volumes sold due to periods of colder weather in March.
Operation and Maintenance decreased $23 million due primarily to

•	a $15 million decrease related to our nuclear plants due primarily to lower labor-related costs, and

•	a $7 million legal reserve for environmental expenses recorded in 2016.
Depreciation and Amortization increased $571 million due primarily to

•	$558 million of accelerated depreciation due to the early retirement of the Hudson and Mercer units,

•	$4 million of greater depreciation due to the accelerated retirement date at Bridgeport Harbor 3,

•	a $4 million increase due to a higher nuclear asset base, and

•	$3 million of higher depreciation due to new solar projects.
Other Income (Deductions) increased $23 million due primarily to $17 million of lower net realized losses from the NDT Fund in 2017 and $3 million of higher realized gains in the Rabbi Trust Fund.

Other-Than-Temporary Impairments decreased $9 million due to lower impairments of equity securities in the NDT Fund in 2017.
Interest Expense decreased $6 million due primarily to higher interest capitalized for the construction of three new fossil stations: BH5, Sewaren 7 and Keys.
Income Tax Expense decreased $245 million in 2017 due primarily to a pre-tax loss in 2017 as compared to pre-tax income in 2016.

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
For the three months ended March 31, 2017, our operating cash flow decreased $18 million as compared to the same period in 2016. The net change was primarily due to the net changes from PSE&G and Power as discussed below largely offset by higher tax refunds in 2017 at Energy Holdings.
PSE&G
PSE&G’s operating cash flow decreased $54 million from $568 million to $514 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to lower tax refunds, partially offset by higher earnings, and an increase of $45 million due to a change in regulatory deferrals.
Power
Power’s operating cash flow decreased $83 million from $663 million to $580 million for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to tax payments in 2017 as compared to tax refunds in 2016 and lower earnings, partially offset by a $65 million increase from net collection of counterparty receivables and a $12 million increase from fuels, materials and supplies.
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
In March 2017, PSEG, Power and PSE&G amended their credit agreements, extending the expiration dates to March 2022. Concurrently, PSEG increased its existing $1 billion in credit facilities to $1.5 billion, Power decreased its existing $2.6 billion in credit facilities to $2.1 billion, which includes two new 3-year $100 million letter of credit facilities that expire in March 2020.
Our total credit facilities and available liquidity as of March 31, 2017 were as follows:

Company/Facility	As of March 31, 2017
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,500	$332	$1,168
PSE&G	600	14	586
Power	2,100	235	1,865
Total	$4,200	$581	$3,619

As of March 31, 2017, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating from S&P or Moody’s, which would represent a three level downgrade from its current S&P or Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $801 million and $783 million as of March 31, 2017 and December 31, 2016, respectively. The early retirement of Power’s Hudson and Mercer coal/gas generation units is not expected to have a material impact on Power’s debt covenant ratios or its ability to obtain credit facilities. See Item 1. Note 3. Early Plant Retirements.
For additional information, see Item 1. Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
PSEG Parent has a floating rate $500 million term loan maturing in November 2017.
Common Stock Dividends
On February 21, 2017, our Board of Directors approved a $0.43 dividend per share of common stock for the first quarter of 2017. On April 18, 2017, our Board of Directors declared a $0.43 dividend per share of common stock for the second quarter of 2017. This reflects an indicative annual dividend rate of $1.72 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note16. Earnings Per Share (EPS) and Dividends.
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
In April 2017, S&P published updated research and affirmed the ratings and outlooks of PSEG and PSE&G. PSEG Power’s rating and outlook also remain unchanged.

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

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at PSE&G, Power and Services as compared to amounts disclosed in our 2016 Form 10-K.
PSE&G
During the three months ended March 31, 2017, PSE&G made capital expenditures of $752 million, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $24 million, which are included in operating cash flows.
Power
During the three months ended March 31, 2017, Power made capital expenditures of $274 million, excluding $33 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

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
From January through March 2017, MTM VaR remained relatively stable between a low of $7 million and a high of $25 million at the 95% confidence level. The range of VaR was narrower for the three months ended March 31, 2017 as compared with the year ended December 31, 2016.

	MTM VaR
	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$7	$26
Average for the Period	$12	$16
High	$25	$32
Low	$7	$10
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$11	$40
Average for the Period	$19	$25
High	$39	$51
Low	$10	$16

See Item 1. Note 11. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
PSEG, PSE&G and Power
There have been no changes in internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters in the ordinary course of business. For additional information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2016 Annual Report on Form 10-K, see Part I, Item 1. Note 9. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
The discussion of our business and operations in this Quarterly Report on Form 10-Q should be read together with the risk factors contained in Part I, Item 1A of our 2016 Annual Report on Form 10-K, which describe various risks and uncertainties that could have a material adverse impact on our business, prospects, financial position, results of operations or cash flows and could cause results to differ materially from those expressed elsewhere in this report. Except as follows, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2017.

We may be unable to obtain an adequate fuel supply in the future.
We obtain substantially all of our physical natural gas, coal and nuclear fuel supply from third parties pursuant to arrangements that vary in term, pricing structure, firmness and delivery flexibility. Our fuel supply arrangements must be coordinated with transportation agreements, balancing agreements, storage services, financial hedging transactions and other contracts to ensure that the natural gas, coal and nuclear fuel are delivered to our power plants at the times, in the quantities and otherwise in a manner that meets the needs of our generation portfolio and our customers. We must also comply with laws and regulations governing the transportation of such fuels.
Additionally, the PJM power market has recently experienced an increase in natural gas-fired generation assets that supply electricity to the region. As a result, there has been a corresponding increase in the need for natural gas transportation assets to serve power generation assets. When extreme cold temperatures significantly increase the demand for natural gas used for residential heating, it can also create constraints on natural gas pipelines that serve power generation assets. When these conditions exist, it could interrupt the fuel supply to our natural gas-fired power plants in the PJM power market.
We are exposed to increases in the price of natural gas, coal and nuclear fuel, and it is possible that sufficient supplies to operate our generating facilities profitably may not continue to be available to us. Significant changes in the price of natural gas, coal and nuclear fuel could affect our future results and impact our liquidity needs. In addition, we face risks with regard to the delivery to, and the use of natural gas, coal and nuclear fuel by, our power plants including the following:

•	transportation may be unavailable if pipeline infrastructure is damaged or disabled;

•	pipeline tariff changes may adversely affect our ability to, or cost to, deliver such fuels;

•	creditworthiness of third-party suppliers, defaults by third-party suppliers on supply obligations and our ability to replace supplies currently under contract may delay or prevent timely delivery;

•	market liquidity for physical supplies of such fuels or availability of related services (e.g. storage) may be insufficient or available only at prices that are not acceptable to us;

•	variation in the quality of such fuels may adversely affect our power plant operations;

•	legislative or regulatory actions or requirements, including those related to pipeline integrity inspections, may increase the cost of such fuels;

•	fuel supplies diverted to residential heating may limit the availability of such fuels for our power plants; and

•
the loss of critical infrastructure, terrorist attacks (including cybersecurity breaches) or catastrophic events such as fires, earthquakes, explosions, floods, severe storms or other similar occurrences could impede the delivery of such fuels.

Our nuclear units have a diversified portfolio of contracts and inventory that provide a substantial portion of our fuel raw material needs over the next several years. However, each of our nuclear units has contracted with a single fuel fabrication services provider, and transitioning to an alternative provider could take an extended period of time. Certain of our other generation facilities also require fuel or other services that may only be available from one or a limited number of suppliers. The availability and price of this fuel may vary due to supplier financial or operational disruptions, transportation disruptions and force majeure. At times, such fuel may not be available at any price, or we may not be able to transport it to our facilities on a timely basis. In this case, we may not be able to run those facilities even if it would be profitable. If we had sold forward the power from such a facility, we could be required to supply or purchase power from alternate sources, perhaps at a loss. This could have a material adverse impact on our business, the financial results of specific plants and on our results of operations.
In March 2017, Westinghouse Electric Company (WEC) announced that it had filed for Chapter 11 bankruptcy in New York. WEC provides nuclear fuel fabrication services for Salem Units 1 and 2. In the event that WEC is unable to continue to provide fabrication services, we can provide no assurance that we would be able to find alternative providers of such services in a timely manner or on acceptable terms. As a result, a failure by WEC to perform its obligations during the pendency of, or following its emergence from, bankruptcy could have a material adverse impact on our business, the financial results of specific plants and on our results of operations.
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
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2017.

Three Months Ended March 31, 2017	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	—	$—
February 1 - February 28	—	$—
March 1- March 31	927,971	$44.94

ITEM 5. OTHER INFORMATION
Certain information reported in the 2016 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2016 Annual Report on Form 10-K. References are to the related pages on the Forms 10-K as printed and distributed.
Federal Regulation
FERC
Capacity Market Issues
December 31, 2016 Form 10-K page 16. PJM, NYISO and ISO-NE each have capacity markets that have been approved by FERC. FERC regulates these markets and continues to examine whether the market design for each of these three capacity markets is working optimally. Issues presented in various forums include consideration of whether the competitive market framework can be reconciled with state public policies that support particular resources or resource attributes, whether generators are being sufficiently compensated in the capacity market and whether subsidized resources may be adversely affecting capacity market prices. We cannot predict what action, if any, FERC might take with regard to capacity market designs.
Capacity Market Issues—PJM
December 31, 2016 Form 10-K page 16. During 2015, PJM implemented a new “Capacity Performance” (CP) mechanism that created a more robust capacity product with enhanced incentives for performance during emergency conditions and significant penalties for non-performance. However, aspects of FERC’s order are currently pending appeal in the Court of Appeals for the D.C. Circuit (D.C. Circuit). The CP product will be implemented fully for the 2020-2021 Delivery Year. FERC has approved changes to the CP construct that will enhance the participation of intermittent and DR resources (“seasonal resources”). Specifically, FERC approved PJM’s modifications to the aggregation rules to improve the ability of seasonal resources to participate. However, two complaints remain pending that ask FERC to investigate the rules governing the participation of seasonal resources and extend the participation of the base resources for future auctions. We do not expect action on the complaints before the upcoming base residual auction in May 2017.
Capacity Market Issues—ISO-NE
December 31, 2016 Form 10-K page 17. ISO-NE’s market for installed capacity in New England provides fixed capacity payments for generators, imports and DR. The market design consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of resources on the system and contains incentive mechanisms to encourage availability during stressed system conditions. ISO-NE also employs a mechanism, similar to PJM’s CP mechanism, that provides incentives for performance and that imposes charges for non-performance during times of system stress. We view this mechanism as generally positive for generating resources as providing more robust income streams. However, it also imposes additional financial risk for non-performance. One aspect of the current market design that we do not support and are currently challenging in the D.C. Circuit is the exemption from the MOPR in the capacity market afforded for up to 200 MW annually (600 MW cumulatively) of renewable resources.
Price Formation Initiatives
December 31, 2016 Form 10-K page 18. Power has been actively involved both through stakeholder processes and through filings at FERC in seeking improvements to the rules for setting prices for energy in the day-ahead and real-time markets administered by PJM and other system operators. FERC recently issued a notice of proposed rulemaking (NOPR) proposing that RTOs/ISOs modify their rules governing fast-start resources. Fast-start resources typically are committed in real-time, very close to the interval when needed and can respond quickly to unforeseen system needs. However, without fast-start pricing, some fast-start resources are ineligible to set prices due to inflexible operating limits. As a result, prices may not reflect the marginal cost of serving load. In a separate proceeding, PJM has submitted a proposal at FERC’s request to modify its rules to allow market sellers to submit day-ahead offers that vary by hour and to allow market sellers to update their offers in real time on an hourly basis under certain circumstances. FERC has accepted PJM’s proposal which will become effective on November 1, 2017. We believe that both changes will improve price formation in the energy and ancillary services markets.
Transmission Regulation—Transmission Policy Developments
December 31, 2016 Form 10-K page 18. In August 2016, PJM announced that it had suspended the Artificial Island transmission project and would be performing a comprehensive analysis to support a future course of action. In March 2017, PJM staff made its final recommendation to the PJM Board with respect to the project. Under the recommended project, PSE&G will construct necessary upgrade work in Hope Creek, at a cost of approximately $130 million. In April 2017, the PJM Board announced that it would be lifting the suspension and approved the staff recommended project. The PJM Board also stated that it would be analyzing project beneficiaries from an alternate perspective to potentially devise an alternative cost allocation methodology for stability projects.
Transmission Regulation—Con Edison Wheeling Agreement
December 31, 2016 Form 10-K page 19. In April 2016, Con Edison informed PJM that it would allow its Wheeling Agreement to expire effective as of May 1, 2017. The Wheeling Agreement enables Con Edison to move 1,000 MW of power from southeastern New York across the PSE&G system for delivery into New York City. NYISO and PJM submitted proposed tariff provisions in January 2017. The proposal concerns future operational procedures and transmission planning assumptions associated with the affected transmission lines. FERC accepted the proposal, subject to refund, effective May 1, 2017. We cannot predict the impact of the proposal on energy prices or transmission planning at this time. Both PSE&G and the BPU protested certain aspects of the proposal. In a related filing, PJM submitted a proposal to FERC revising the cost responsibility assigned to certain entities, including PSE&G, due to the termination of the Wheeling Agreement. Also, PSE&G will continue to recover the costs associated with the new arrangement through its formula rate. We cannot predict the outcome of this proceeding.
State Regulation
Energy Efficiency Program (Energy Efficiency 2017)
In March 2017, we filed a petition with the BPU for our Energy Efficiency 2017 program, requesting extension of three Energy Efficiency Economic sub-programs (multi-family, direct install and hospital efficiency) and the addition of two new sub-programs (smart thermostat and residential data analytics). The petition requested additional capital expenditures of approximately $74 million, additional administrative and other costs of $22 million and information technology system enhancement costs of $3 million. We proposed to recover our investment in these sub-programs under the same clause recovery process as currently approved. This matter is pending.

Environmental Matters
Climate Change
CO2 Regulation under the Clean Air Act (CAA)
December 31, 2016 Form 10-K page 23. In March 2017, the President of the United States issued an Executive Order that instructed the EPA to review the New Source Performance Standards that establish emissions standards for CO2 for certain new fossil power plants and the Clean Power Plan, a greenhouse gas emissions regulation under the CAA for existing power plants that establishes state-specific emission rate targets based on implementation of the best system of emission reduction. Upon completion of the review, the EPA is expected to suspend, revise or rescind the rules as appropriate. PSEG cannot estimate the impact of these actions on our business and future results of operations at this time.
Water Pollution Control
Steam Electric Effluent Guidelines
December 31, 2016 Form 10-K page 23. In September 2015, the EPA issued a new Effluent Limitation Guidelines Rule (ELG Rule) for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-

owned Keystone and Conemaugh stations, have bottom ash transport water discharges and that are regulated under this rule. Keystone and Conemaugh also have flue gas desulfurization wastewaters regulated by the rule. Power is unable to predict if this rule will have a material impact on its future capital requirements, financial condition and results of operations.
In April 2017, the EPA announced that it had granted a petition for reconsideration of the ELG Rule and is acting promptly to issue an administrative stay of the compliance dates in the rule that have not yet passed pending judicial review. The deadlines that are expected to be stayed include the BAT limitations and pretreatment standards for each of the following waste streams:  fly ash transport water, bottom ash transport water, flue gas desulfurization wastewater, flue gas mercury control wastewater, and gasification wastewater. Power is unable to determine how this will ultimately impact compliance requirements or the financial impact it may have on the company.
Waters of the United States
December 31, 2016 Form 10-K page 24. In April 2014, the EPA Administrator and the Assistant Secretary of the Army (Civil Works) jointly published a proposed rule to clarify the definition of waters of the United States under the CWA programs in order to protect the streams and wetlands that form the foundation of the nation’s water resources. This definition will have broad application to all areas of compliance under the CWA, including permitted discharges and construction activities. The final rule was published in June 2015 and various states, industry coalitions and environmental organizations have initiated legal action related to the provisions of the final rule as well as which court has jurisdiction over the rule. The U.S. Supreme Court is expected to rule on the question of jurisdiction by June 2017. Some states, including New Jersey, are subject to state requirements beyond those imposed under federal law. While we do not anticipate material impacts to projects in New Jersey, the new definition could impose requirements in other states and regions that could impact the development of renewables.
In February 2017, the President of the United States issued an Executive Order that instructed the EPA to review the rule and issue a proposal to redefine “Waters of the United States.”
Endangered Species Act
December 31, 2016 Form 10-K page 25. In June 2015, the Sierra Club and another environmental group submitted to the NJDEP a sixty-day notice of intent to sue alleging the agency has caused violations of the Endangered Species Act by allowing our Mercer generation station to operate in a manner which has caused the mortality of certain species of sturgeon. Among other things, the notice requested the NJDEP to prioritize completion of a permit renewal action for Mercer which addresses the alleged Endangered Species Act violations. In March 2017, we submitted our Incidental Take Permit to the National Marine Fisheries Service outlining operation and monitoring requirements through retirement of the Mercer generation station on
June 1, 2017 and subsequent decommissioning.

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
Date: April 28, 2017

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
Date: April 28, 2017

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
Date: April 28, 2017